Form 10-K
period 1993-12-31
HERSHEY FOODS CORP
filed 1994-03-11
CIK 47111

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-K
  (Mark One)
      (X)   Annual Report Pursuant to Section 13 or 15(d)
        of the Securities Exchange Act of 1934 (Fee Required)
             For the fiscal year ended December 31, 1993
                                 OR
      ( )          Transition Report Pursuant to
                     Section 13 or 15(d) of the
          Securities Exchange Act of 1934 (No Fee Required)
            For the transition period from ..... to .....

                 Registrant, State of Incorporation,
                    Address and Telephone Number
                      Hershey Foods Corporation
Commission                                          I.R.S. Employer
File No.            (a Delaware Corporation)       Identification No.
  1-183               100 Crystal A Drive              23-0691590
                   Hershey, Pennsylvania 17033
                         (717) 534-6799

Securities registered pursuant to Section 12(b) of the Act:


Title of each class:                           Name of each
Common Stock, one dollar par value             exchange on
                                             which registered:
                                          New York Stock Exchange


     Securities registered pursuant to Section 12(g) of the Act:
             Class B Common Stock, one dollar par value
                          (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of a specified date within 60 days prior to the date of filing.

  Common Stock, one dollar par value - $2,591,310,046, as of March 1, 1994.

  Class B Common Stock, one dollar par value - $4,622,517, as of March 1, 1994. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on March 1, 1994.

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.
  Common Stock, one dollar par value - 72,113,618 shares, as of March 1, 1994.

  Class B Common Stock, one dollar par value - 15,242,979 shares, as of March 1, 1994.

                 DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Corporation's 1993 Annual Report to
Stockholders for the year ended December 31, 1993 are incorporated by reference into Part II and are reproduced herein as Exhibit 13. Portions of the Proxy Statement for the Corporation's 1994 Annual Meeting of Stockholders are incorporated by reference into Part III.

                               PART I

Item 1.BUSINESS

  Hershey Foods Corporation and its subsidiaries (the "Corporation") are engaged in the manufacture, distribution and sale of consumer food products. The Corporation, primarily through its Hershey Chocolate U.S.A., Hershey Grocery, Hershey International and Hershey Pasta Group divisions and its subsidiary Hershey Canada Inc., produces and distributes a broad line of chocolate, confectionery, grocery and pasta products.

  The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

  In March 1993, the Corporation purchased certain assets of three Cleveland, Ohio area pasta companies: Ideal Macaroni Company, Il Pranzo D'oro Corporazoine, Inc. and Weiss Noodle Company. In September 1993, the Corporation purchased all of the shares of Sperlari, S.r.l. from Heinz Italia S.p.A.
Sperlari manufactures, markets, sells, and distributes a wide range of confectionery products in Italy, including sugar candies and nougat. In October 1993, the Corporation purchased all of the outstanding shares of Overspecht B.V. Through its subsidiaries, this company manufactures and sells chocolate and non-chocolate confectionery products, cookies, biscuits, and ice cream primarily in the Netherlands and Belgium.

  The Corporation's principal product groups include: chocolate and confectionery products sold in the form of bar goods, bagged items, boxed items, and throat drops; grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings, and beverages; pasta products sold in a variety of different shapes, sizes and packages; and refrigerated puddings. The Corporation believes it is a major factor in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and confectionery products are greater than those on pasta and other food products.

  The Corporation manufactures chocolate and confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar product, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and confectionery products in the United States are: HERSHEY'S COOKIES 'N' MINT chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S HUGS WITH ALMONDS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, AMAZIN' FRUIT gummy bears fruit candy, BAR NONE candy bars, CADBURY'S CREME EGGS candy, CARAMELLO candy bars, KIT KAT wafer bars, LUDEN'S throat drops, MR. GOODBAR milk chocolate bars with peanuts, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, REESE'S crunchy peanut butter cups, REESE'S peanut butter cups, REESE'S PIECES candies, ROLO caramels in milk chocolate, SKOR toffee bars, SYMPHONY milk chocolate bars, WHATCHAMACALLIT candy bars, Y&S TWIZZLERS licorice-type candy, YORK peppermint pattie candy, and 5TH AVENUE candy bars.

  The Corporation also markets a line of grocery products in the baking, beverage, peanut butter, puddings and toppings categories. Principal products include HERSHEY'S baking chocolate, HERSHEY'S baking chips, HERSHEY'S chocolate drink, HERSHEY'S chocolate milk mix, HERSHEY'S cocoa, HERSHEY'S CHOCOLATE SHOPPE toppings, HERSHEY'S syrup, REESE'S peanut butter and REESE'S peanut butter chips. Refrigerated HERSHEY'S chocolate bar flavor puddings are available throughout the United States. HERSHEY'S chocolate milk is produced and sold under license by approximately 25 independent dairies throughout the United States, using a chocolate milk mix manufactured by the Corporation.

   Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, LIFE SAVERS candy, OH HENRY! candy bars, PLANTERS peanuts, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and Y&S TWIZZLERS licorice-type candy.

  The Corporation's chocolate, confectionery and grocery products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States and Canada. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S
brand name.   These products are sold through chain grocery
stores, food distributors, and wholesale clubs. The Corporation believes its chocolate and confectionery products are sold in over 2 million retail outlets in North America. Selected products in Canada are sold through a network of independent brokers.

  The Corporation manufactures, markets, sells and distributes high-quality assorted pralines and seasonal chocolate products in Germany under the GUBOR brand name which are sold directly to retailers. Additionally, the Corporation imports, markets, sells and distributes selected HERSHEY'S chocolate and
confectionery products in the Japanese market.     In Italy, the
Corporation manufactures, markets, sells, and distributes various confectionery and nougat products under several brand names including SPERLARI, DONDI, SCARAMELLINI, FRESH CLUB, SPRINT, GALATINE, and GNAMMY. In the Netherlands and Belgium, the Corporation manufactures and sells chocolate and confectionery products, cookies, biscuits, and ice cream. These products are sold primarily under private labels, but products are also marketed and sold under the WIVER and JAMIN brand names.

  The Corporation manufactures and sells quality pasta products throughout the United States. The Corporation markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, LIGHT 'N FLUFFY, P&R, RONZONI, SAN GIORGIO, and SKINNER, as well as certain private labels. These products are sold through chain grocery stores, grocery wholesalers, wholesale clubs, convenience stores and food distributors.

  The Corporation's marketing strategy for its products is based upon the consistently superior quality of its products, mass distribution and the best possible consumer value in terms of price and weight. In addition, the Corporation devotes considerable resources to the identification, development, testing, manufacturing and marketing of new products. The Corporation utilizes a variety of promotional programs for customers and advertising and promotional programs for consumers. The Corporation employs promotional programs at various times during certain seasons of the year to stimulate sales of certain products. Chocolate, confectionery and grocery seasonal and holiday related sales have typically been highest during the third and fourth quarters of the year.

  The Corporation recognizes that the mass distribution of its consumer food products is an important element in maintaining sales growth and providing service to its customers. The Corporation attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of economies of distribution. To achieve these objectives, the Corporation has developed a distribution network from its manufacturing plants, distribution centers and field warehouses strategically located throughout the United States, Puerto Rico, Canada and Mexico. The Corporation uses a combination of public and contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the effective promotion of new, as well as established, products on both national and regional scales.

  From time to time the Corporation has changed the prices and weights of its consumer food products to accommodate changes in the cost of manufacturing, including the cost of raw materials; the competitive environment; and profit objectives, while at the same time maintaining consumer value. The Corporation changes the weight on portions of its standard bar line periodically, and selected weight changes were made in 1993. As a result of higher semolina costs, the Corporation implemented a price increase averaging 3.5% in November 1993 on its pasta products and announced a curtailment of certain promotional allowances effective February 1994.

  The most significant raw material used in the production of the Corporation's chocolate and confectionery products is cocoa beans. This commodity is imported principally from West African, South American and Far Eastern equatorial regions.
West Africa accounts for approximately 60% of the world's crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Corporation buys a mix of cocoa beans to meet its manufacturing objectives. It attempts to minimize the effect of cocoa bean price fluctuations by the forward purchasing, from time to time, of substantial quantities of cocoa beans, chocolate liquor and cocoa butter, and by the purchase and sale of cocoa futures and options contracts.

  The table below sets forth annual cocoa prices for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Coffee, Sugar and Cocoa Exchange. Because of the Corporation's forward purchasing practices and premium prices paid for certain varieties of cocoa beans, these average futures contract prices are not necessarily indicative of the Corporation's average cost of cocoa beans or cocoa products.


                    Cocoa Futures Contract Prices
                          (cents per pound)

           1989       1990      1991       1992       1993

  Average  54.6       55.5      52.8       47.6       47.3
  High     66.8       63.5      60.0       56.2       56.7
  Low      42.4       43.6      45.6       41.3       41.8

Source:   International Cocoa Organization Quarterly Bulletin of
Cocoa Statistics


  The price of sugar, the Corporation's second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United
States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained relatively stable in a range of 28 cents to 31 cents per pound for the past ten years. The Corporation utilizes forward purchasing and other procurement practices, including, from time to time, the purchase and sale of sugar futures contracts. Therefore, the reported prices of sugar are not necessarily indicative of the Corporation's actual costs.

  Other raw materials purchased in substantial quantities for domestic manufacturing purposes include milk, peanuts, and almonds. The price of milk is affected by Federal Marketing Orders and the prices of milk and peanuts are affected by price support programs administered by the United States Department of Agriculture. The Food, Agriculture, Conservation, and Trade Act of 1990, which is a five-year extension of prior farm legislation, was passed by Congress in October 1990. While this law is not substantially different from the previous farm legislation, it continues to have an impact on the price of sugar, peanuts and milk because it sets price support levels for these and other commodities.

  During the first three quarters of 1993, domestic milk prices averaged well below year earlier levels, reflecting strong milk production throughout the country. As a result of the wet weather conditions in the Midwest during the summer, production in the Minnesota-Wisconsin milkshed dropped significantly below the prior year levels in the fourth quarter. For the year, milk prices were not materially different from the 1992 levels.

  As a result of an excellent 1992 crop harvest, domestic market prices for peanuts were relatively stable through the first three quarters of 1993. However, prices increased modestly during the fourth quarter due to a lower than average 1993 crop harvest.

  Domestic almond prices began 1993 at moderate levels but gradually increased during the first and second quarters due to very low carry-in stocks and lower than average new crop prospects. Prices rose substantially during the third and fourth quarters as the below average 1993 crop was harvested and prices finished the year at a record high.

  Pasta is made from semolina milled from durum wheat, a class of hard wheat grown in the United States, principally in North Dakota. The Corporation purchases semolina from commercial millers and also is engaged in custom milling arrangements to obtain sufficient quantities of high quality semolina. A decrease in plantings and adverse weather conditions in the Midwest combined to reduce the quantity and quality of the 1993 durum wheat crop, and resulted in a substantial cost increase for this raw material. Supplies are expected to remain tight at least until the harvest of the new crop during the fall of 1994 and prices may remain at elevated levels in the interim.

  The Corporation has agreements with Cadbury Beverages Inc. and affiliated companies which license the Corporation to manufacture and/or market and distribute PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as YORK, CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendable on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation substantially exceeded in 1993.

  The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute in the United States the KIT KAT and ROLO confectionery products. The Corporation's rights under this agreement are extendable on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1993, minimum volume requirements were substantially exceeded.

  The Corporation's products are manufactured and sold in the Philippines pursuant to a technical assistance and trademark licensing agreement. The Corporation manufactures and distributes the SKOR toffee bar in the United States and Canada under a technology license from Freia Marabou a.s of Oslo, Norway.

  The Corporation has license agreements with Snow Brand Milk Products Co., Ltd. ("Snow Brand") of Sapporo, Japan. Snow Brand manufactures and sells in Japan certain beverage and ice cream products under the Corporation's trademarks. The Corporation has a Technical Assistance and Know-How and Trademark License Agreement with Hai-Tai Confectionery Co., Ltd. ("Hai-Tai") of Seoul, South Korea. Pursuant to that agreement, Hai-Tai manufactures and sells in the South Korean market certain of the Corporation's chocolate and confectionery products. The Corporation has a license agreement with Maeil Dairy Industry Co., Ltd. ("Maeil Dairy") of South Korea. Pursuant to the agreement, Maeil Dairy manufactures, sells and distributes HERSHEY'S chocolate drink and chocolate puddings in South Korea.

Competition

  Many of the Corporation's brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. However, these brands are sold in highly competitive markets and compete with many other multinational, national, regional and local firms, some of which have resources in excess of those available to the Corporation.

Trademarks

  The Corporation has various registered and unregistered trademarks, service marks and licenses which are of material importance to the Corporation's business.

Backlog of Orders

  The Corporation manufactures primarily for stock and fills customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to total sales, nor are the changes from time to time significant.

Research and Development

  The Corporation engages in considerable research activities which principally involve development of new products, improvement of the quality of existing products, and improvement and modernization of production processes. The Corporation also carries out development and evaluation of new processing techniques for both current and proposed product lines.

Regulation

  The Corporation's domestic plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.

Environmental Considerations

  In the past the Corporation has made investments based on compliance with environmental laws and regulations. Such expenditures have not been material with respect to the Corporation's capital expenditures, earnings or competitive position.

Employees

  As of December 31, 1993, the Corporation had approximately
14,300 full-time and 1,600 part-time employees, of whom approximately 6,300 were covered by collective bargaining agreements. The Corporation considers its employee relations to be good.



Item 2.  PROPERTIES

   The following is a list of the Corporation's principal manufacturing properties. The Corporation owns each of these properties.

   UNITED STATES
     Hershey, Pennsylvania - Confectionery Products (3
       principal plants)
     Oakdale, California - Confectionery Products
     Stuarts Draft, Virginia - Confectionery Products
     Winchester, Virginia - Pasta Products

   CANADA
     Smiths Falls, Ontario - Confectionery and Snack Nut
       Products

   In addition to the locations indicated above, the Corporation owns or leases several other less significant properties used for manufacturing confectionery and pasta products, sales, distribution and administrative functions.

   The Corporation's plants are efficient and well maintained. These plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest plant is located in Hershey, Pennsylvania. Many additions and improvements have been made to this facility over the years and the plant's manufacturing equipment includes equipment of the latest type and technology.


Item 3.  LEGAL PROCEEDINGS

   The Corporation has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                               PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

   Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on pages 18 and 19 of the Corporation's 1993 Annual Report to Stockholders, which information is incorporated herein by reference and reproduced herein as
Exhibit 13.


Item 6.  SELECTED FINANCIAL DATA

   The following information, for the five years ended December 31, 1993, found in the section "Eleven-Year Consolidated Financial Summary" on page 40 of the Corporation's 1993 Annual Report to Stockholders, is incorporated herein by reference and reproduced herein as Exhibit 13: Net Sales; Income from Continuing Operations before accounting changes; Income Per Share from Continuing Operations before accounting changes (excluding Notes g and h); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

   The section "Management's Discussion and Analysis", found on pages 16 through 19, 21, 23, and 25 of the Corporation's 1993
Annual Report to Stockholders, is incorporated herein by reference and reproduced herein as Exhibit 13.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation's 1993 Annual Report to Stockholders, and such financial statements, along with the report of the independent public accountants thereon, are incorporated herein by reference and reproduced herein as Exhibit 13.

  1.  Consolidated Statements of Income for the years ended
      December 31, 1993, 1992 and 1991.  (Page 20)

  2.  Consolidated Statements of Cash Flows for the years ended
      December 31, 1993, 1992 and 1991.  (Page 22)

  3.  Consolidated Balance Sheets as of December 31, 1993 and
      1992.  (Page 24)

  4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991. (Page 26)

  5. Notes to Consolidated Financial Statements (Pages 27 through 37), including "Quarterly Data (Unaudited)."
      (Page 37)

  6.  Report of Independent Public Accountants.  (Page 38)



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                              PART III

Item 10.
  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, positions held with the Corporation, periods of service as a director, principal occupations, business experience, and other directorships of nominees for director of the Corporation are set forth in the section "Election of Directors" in the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Executive Officers of the Corporation as of March 1, 1994

Name                 Age  Positions Held During the Last Five
                          Years

CORPORATE

K. L. Wolfe          55   Chairman of the Board and Chief
                          Executive Officer (1993); President and
                          Chief Operating Officer (1985)

R. A. Zimmerman(1)   61   Retired Chairman of the Board and Chief
                          Executive Officer (1993); Chairman of
                          the Board and Chief Executive Officer
                          (1985)

J. P. Viviano        55   President and Chief Operating Officer
                          (1993); President, Hershey Chocolate
                          U.S.A., a division of Hershey Foods
                          Corporation (1985)

W. F. Christ         53   Senior Vice President and Chief
                          Financial Officer (1994); President,
                          Hershey International, a division of
                          Hershey Foods Corporation (1988)

C. L. Duncan         54   Vice President, Research and
                          Development (1981)

T. C. Fitzgerald     54   Vice President and Treasurer (1990);
                          Treasurer (1985)

S. A. Lambly         53   Vice President, Human Resources (1989)

W. Lehr, Jr.         53   Vice President and Secretary (1994);
                          Senior Vice President and Secretary and
                          Associate General Counsel (Securities)
                          (1988)

R. M. Reese          44   Vice President and General Counsel
                          (1993); Assistant General Counsel
                          (1987)

J. B. Stiles         42   Vice President and Corporate Controller
                          (1990); Controller and Chief Accounting
                          Officer (1987)

B. L. Zoumas         51   Vice President, Science and Technology
                          (1992); Vice President, Technical,
                          Hershey Chocolate U.S.A. (1990); Vice
                          President, Science and Technology
                          (1981)

DIVISION

J. F. Carr           49   President, Hershey International
                          (1994); Vice President, Marketing,
                          Hershey Chocolate U.S.A. (1984)

M. F. Pasquale       46   President, Hershey Chocolate U.S.A.
                          (1994); Senior Vice President and Chief
                          Financial Officer (1988)

Executive Officers of the Corporation

Name                 Age  Positions Held During the Last Five
                          Years

R. W. Meyers         50   President, Hershey Canada Inc., a
                          subsidiary of Hershey Foods
                          Corporation (1990); Acting President,
                          Hershey Canada Inc. (1989)

C. M. Skinner        60   President, Hershey Pasta Group, a
                          division of Hershey Foods Corporation
                          (1984)

R. Brace             50   Vice President, Manufacturing, Hershey
                          Chocolate U.S.A. (1987)

F. Cerminara         45   Vice President, Commodities
                          Procurement, Hershey Chocolate U.S.A.
                          (1994); Vice President, Corporate
                          Development and Commodities (1988)

D. N. Eshleman(2)    39   General Manager, Hershey Grocery, a
                          division of Hershey Foods Corporation
                          (1994); Director, Marketing, Hershey
                          Chocolate U.S.A. (1988)

M.  H. Holmes(2)     49   Vice President and General Manager,
                          Chocolate Confection, Hershey Chocolate
                          U.S.A. (1994); General Manager,
                          Grocery, Hershey Chocolate U.S.A.
                          (1989)

M. T. Matthews       47   Vice President, Sales, Hershey
                          Chocolate U.S.A. (1989)


  (1) Mr. Zimmerman retired on December 31, 1993.

  (2) Messrs. Eshleman's and Holmes' positions prior to 1994 were not executive officer positions.

  There are no family relationships among any of the above named officers of the Corporation.

  Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors following the Annual Meeting of Stockholders in April.


Item 11.  EXECUTIVE COMPENSATION

  Information concerning compensation of the five most highly compensated executive officers of the Corporation individually, and compensation of directors, is set forth in the sections "1993 Executive Compensation" and "Compensation of Directors" in the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  Information concerning ownership of the Corporation's voting securities by certain beneficial owners, individual nominees for directors, and by management, including the five most highly compensated executive officers, is set forth in the section "Voting Securities" in the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning "Certain Relationships and Related Transactions" is set forth in the section "Certain Transactions and Relationships" in the Corporation's Proxy Statement for its 1994 Annual Meeting of Stockholders. This information is incorporated herein by reference.


                               PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

Item 14(a)(1):  Financial Statements

  The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation's 1993 Annual Report to Stockholders and reproduced herein as Exhibit 13.

Item 14(a)(2):  Financial Statement Schedules

  The following consolidated financial statement schedules of the Corporation and its subsidiaries for the years ended
December 31, 1993, 1992 and 1991 are filed herewith on the indicated pages in response to Item 14(d):

  1. Schedule V--Property, Plant and Equipment (Page 15)

  2. Schedule VI--Accumulated Depreciation of Property, Plant and Equipment (Page 16)

  3. Schedule VIII--Valuation and Qualifying Accounts (Page 17)

  4. Schedule IX--Short-Term Borrowings (Page 18)

  Other schedules have been omitted as not applicable or required, or because information required is shown in the consolidated financial statements or notes thereto.

  Financial statements of the parent corporation only are omitted because the Corporation is primarily an operating corporation and there are no significant restricted net assets of consolidated and unconsolidated subsidiaries.

Item 14(a)(3):  Exhibits

  The following items are attached or incorporated by reference in response to Item 14(c):

  (3)   Articles of Incorporation and By-laws

        The Corporation's Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit No. 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 3, 1988. The By-laws, as amended on December 3, 1991, are incorporated by reference from Exhibit No. 3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

  (4) Instruments defining the rights of security holders, including indentures

        The Corporation has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. These classes consist of the following:

        a.   8.45% to 9.92% Medium-Term Notes due 1994-1998

        b.   8.8% Debentures due 2021

        c.   Other Obligations

        The Corporation will furnish copies of the above debt instruments to the Commission upon request.

        In 1993 the Corporation called and redeemed its 9.5%
        Sinking Fund Debentures due 2009 and its 9.125%
        Sinking Fund Debentures due 2016.


  (10)  Material contracts

        a. "After Eight, Kit Kat, and Rolo License Agreement" (License Agreement) between Hershey Foods Corporation and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit No. 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit No. 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit No. 19 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

        b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now Cadbury Beverages Inc.) dated August 25, 1988, is incorporated by reference from Exhibit No. 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

        c. Cadbury Trademark & Technology License Agreement among Hershey Foods Corporation and Cadbury Schweppes Inc. (now Cadbury Beverages Inc.) and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit No. 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.


        Executive Compensation Plans:

        d. The "1987 Key Employee Incentive Plan" (the "Plan") is incorporated by reference from Exhibit No. 10(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1987. The Plan was amended in 1991, and the amendment is incorporated by reference from Exhibit No. 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 1991. The Plan was further amended in 1992, and the amendment is incorporated by reference from Exhibit No. 19 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

        e. Hershey Foods Corporation's "Supplemental Executive Retirement Plan" is incorporated by reference from Exhibit No. 10(c) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1982.

        f. Hershey Foods Corporation's "Non-Management Director Retirement Plan" is incorporated by reference from Exhibit No. 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992.

        g. Hershey Foods Corporation's "Deferral Plan for Non-Management Directors" is incorporated by reference from Exhibit No. 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.



  (12) Computation of ratio of earnings to fixed charges statement

        A computation of ratio of earnings to fixed charges for the years ended December 31, 1993, 1992, 1991, 1990, and 1989 is attached as Exhibit No. 12.

  (13)  Annual report to security holders

        The financial section of the Corporation's 1993 Annual
        Report to Stockholders is attached as Exhibit No. 13.


  (21)  Subsidiaries of the Registrant

         A list setting forth subsidiaries of the Corporation is attached as Exhibit No. 21.


Item 14(b):Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      HERSHEY FOODS CORPORATION
                                            (Registrant)

Date:  March 7, 1994                  By    W. F. CHRIST

                                      (W. F. Christ, Senior Vice
                                      President and Chief
                                      Financial Officer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


Signature                 Title                       Date


K. L. WOLFE               Chief Executive Officer     March 7, 1994
(K. L. Wolfe)             and Director

W. F. CHRIST              Chief Financial Officer     March 7, 1994
(W. F. Christ)

J. B. STILES              Chief Accounting Officer    March 7, 1994
(J. B. Stiles)

J. P. VIVIANO             Director                    March 7, 1994
(J. P. Viviano)

H. O. BEAVER, JR.         Director                    March 7, 1994
(H. O. Beaver, Jr.)

T. C. GRAHAM              Director                    March 7, 1994
(T. C. Graham)

B. GUITON                 Director                    March 7, 1994
(B. Guiton)

J. C. JAMISON             Director                    March 7, 1994
(J. C. Jamison)

S. C. MOBLEY              Director                    March 7, 1994
(S. C. Mobley)

F. I. NEFF                Director                    March 7, 1994
(F. I. Neff)

Signature                 Title                       Date



R. J. PERA                Director                    March 7, 1994
(R. J. Pera)

J. M. PIETRUSKI           Director                    March 7, 1994
(J. M. Pietruski)

V. A. SARNI               Director                    March 7, 1994
(V. A. Sarni)

H. R. SHARBAUGH           Director                    March 7, 1994
(H. R. Sharbaugh)

        REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's 1993 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14(a)(2) on page 9 are the responsibility of the Corporation's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                 ARTHUR ANDERSEN & CO.

New York, N.Y.
January 28, 1994



              CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

   As independent public accountants, we hereby consent to the incorporation of our reports dated January 28, 1994, included or incorporated by reference in this Form 10-K for the year ended December 31, 1993, into the Corporation's previously filed Registration Statements on Forms S-8 or S-3 (File No. 33-12718, File No. 33-35062, File No. 33-45431, File No. 33-45556 and File
No. 33-51089).




                                 ARTHUR ANDERSEN & CO.

New York, N.Y.
March 7, 1994

                                                                                                                     Schedule V
                                  HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                                  SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                              For the Years Ended December 31, 1993, 1992 and 1991
                                          (in thousands of dollars)

                                        Balance at                                                                   Balance at
                                       Beginning          Additions          Retirements          Other               End of
      Description                      of Period          at Cost             or Sales            Changes             Period


Year Ended December 31, 1993:
    Land . . . . . . . . . . . . . .  $   40,163          $   1,338          $    -             $   6,738           $    48,239
    Buildings  . . . . . . . . . . .     385,545             23,061              (879)             22,472               430,199
    Machinery and equipment. . . . .   1,371,729            187,222           (29,825)             34,200             1,563,326

      Total Property, Plant and
        Equipment. . . . . . . . . .  $1,797,437          $ 211,621          $(30,704)          $  63,410(a)        $ 2,041,764


Year Ended December 31, 1992:
    Land . . . . . . . . . . . . . .  $   37,911          $   2,983          $    -             $    (731)           $   40,163
    Buildings  . . . . . . . . . . .     384,117              6,760            (3,117)             (2,215)              385,545
    Machinery and equipment. . . . .   1,159,268            240,052           (17,526)            (10,065)            1,371,729

      Total Property, Plant and
        Equipment. . . . . . . . . .  $1,581,296          $ 249,795          $(20,643)          $ (13,011)(b)       $ 1,797,437


Year Ended December 31, 1991:
    Land . . . . . . . . . . . . . .  $   31,117          $      23          $   (442)          $   7,213           $    37,911
    Buildings  . . . . . . . . . . .     280,897            102,829            (3,896)              4,287               384,117
    Machinery and equipment. . . . .   1,011,629            123,219           (10,841)             35,261             1,159,268

      Total Property, Plant and
        Equipment. . . . . . . . . .  $1,323,643          $ 226,071          $(15,179)          $  46,761 (c)       $ 1,581,296




   (a) Represents primarily the acquisitions of Sperlari S.r.l. and Overspecht B.V. and the impact of translation of foreign currency financial statements.

   (b) Represents primarily the impact of translation of foreign currency financial statements.

   (c) Represents primarily the acquisitions of Gubor Schokoladen GmbH and Gubor Schokoladenfabrik GmbH,
       Hershey Mexico, S.A. de C.V., and certain assets of Dairymen, Inc.

                                                                                                                     Schedule VI

                                  HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                                   SCHEDULE VI - ACCUMULATED DEPRECIATION
                                     OF PROPERTY, PLANT AND EQUIPMENT
                                 For the Years Ended December 31, 1993, 1992 and 1991

                                           (in thousands of dollars)




                                              Balance at         Charged to                                           Balance at
                                              Beginning          Costs and         Retirements         Other            End of
         Description                          of Period           Expenses          or Sales          Changes           Period

Year Ended December 31, 1993:
    Buildings  . . . . . . . . . . . . . . . $  74,417          $  10,896          $   (262)          $ (276)         $ 84,775
    Machinery and equipment. . . . . . . . .   427,031             89,228           (20,205)              31           496,085

    Total Accumulated Depreciation . . . . . $ 501,448          $ 100,124          $(20,467)         $  (245)         $580,860


Year Ended December 31, 1992:
    Buildings  . . . . . . . . . . . . . . . $  68,279          $   9,048          $ (1,680)         $(1,230)        $  74,417
    Machinery and equipment. . . . . . . . .   367,351             75,386           (12,615)          (3,091)          427,031

    Total Accumulated Depreciation . . . . . $ 435,630          $  84,434          $(14,295)         $(4,321)        $ 501,448


Year Ended December 31, 1991:
    Buildings  . . . . . . . . . . . . . . . $  60,943          $   7,955          $   (765)         $   146         $  68,279
    Machinery and equipment. . . . . . . . .   310,606             64,780            (8,291)             256           367,351

    Total Accumulated Depreciation . . . . . $ 371,549          $  72,735          $ (9,056)         $   402         $ 435,630




Depreciation and Amortization

      The annual provisions for depreciation have been computed principally in accordance with the following ranges of rates:

               Buildings and improvements. . . . . . . . . . . 3% to 7%
               Machinery and equipment . . . . . . . . . . . . 7% to 33%

                                                                                                                   Schedule VIII
                                  HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                             For the Years Ended December 31, 1993, 1992 and 1991
1991

                                          (in thousands of dollars)



                                                                                    Additions
                                                           Balance at       Charged to      Charged       Deductions    Balance
                                                           Beginning        Costs and       to Other         from        at End
        Description                                        of Period         Expenses       Accounts(a)    Reserves     of Period

Year Ended December 31, 1993:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
       Accounts Receivable - Trade . . . . . . . . . . . . .$10,437          $3,371           $107        $(1,436)       $12,479




Year Ended December 31, 1992:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
       Accounts Receivable - Trade . . . . . . . . . . . . . $9,476          $4,812           $113        $(3,964)       $10,437




Year Ended December 31, 1991:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
       Accounts Receivable - Trade . . . . . . . . . . . . . $9,553          $1,477           $136        $(1,690)       $ 9,476



(a)   Includes recoveries of amounts previously written off.




                                                                                                                     Schedule IX
                                  HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                                      SCHEDULE IX - SHORT-TERM BORROWINGS


                                For the Years Ended December 31, 1993, 1992 and 1991

                                            (in thousands of dollars)


                                                                                                                       Weighted
                                                                                Maximum             Average            Average
                                                               Weighted         Amount              Amount             Interest
                                                Balance        Average          Outstanding         Outstanding        Rate
                                                at End         Interest         During the          During the         During the
Category of Short-Term Borrowings               of Period      Rate             Period              Period (a)         Period (b)



Year Ended December 31, 1993:
  Domestic:
    Commercial paper . . . . . . . . . . . . . $299,366         3.3%            $394,321            $300,259            3.3%
    Bank borrowings. . . . . . . . . . . . . .     -             -                68,464               5,811            3.3
  Foreign borrowings . . . . . . . . . . . . .   37,920         7.6               41,604              20,361            8.7

    All categories . . . . . . . . . . . . . . $337,286         3.8             $418,935            $326,431            3.6%



Year Ended December 31, 1992:
  Domestic:
    Commercial paper . . . . . . . . . . . . . $250,895         3.4%            $351,216            $231,998            3.6%
    Bank borrowings. . . . . . . . . . . . . .     -             -                82,000              35,399            4.7
  Foreign borrowings . . . . . . . . . . . . .    8,150         8.7               17,594              10,754           11.7

    All categories . . . . . . . . . . . . . . $259,045         3.7%            $443,144            $278,151            4.1%



Year Ended December 31, 1991:
  Domestic:
    Commercial paper . . . . . . . . . . . . . $ 53,452         5.1%            $259,473            $113,268            6.2%
    Bank borrowings. . . . . . . . . . . . . .     -             -                32,000               1,907            6.4
  Foreign borrowings . . . . . . . . . . . . .    4,168         8.9                9,055               3,715            7.9

    All categories . . . . . . . . . . . . . . $ 57,620         5.4%            $263,580            $118,890            6.2%



(a) Average borrowings represent daily averages for domestic borrowings and month-end averages for foreign borrowings.

(b) The weighted average interest rate was computed by dividing interest expense by average short-term borrowings for each category.


                 HERSHEY FOODS CORPORATION ANNUAL REPORT ON FORM 10-K

                              Index to Exhibits




              Exhibit No.


                 12         - Computation of ratio of earnings to
                                fixed charges statement


                 13         - Financial section of 1993 Annual Report
                                to Stockholders


                 21         - Subsidiaries of the Registrant