Form 10-Q
period 1994-04-03
HERSHEY FOODS CORP
filed 1994-05-11
CIK 47111

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            April 3, 1994

                                OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to


Commission file number    1-183



                           HERSHEY FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                           23-0691590
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)

       100 Crystal A Drive
       Hershey, Pennsylvania                              17033
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 534-6799

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  [X]          NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 71,997,618 shares, as of May 2, 1994. Class B Common Stock, $1 par value - 15,242,979 shares, as of
May 2, 1994.

     Exhibit Index - Page 11

                             HERSHEY FOODS CORPORATION
                         CONSOLIDATED STATEMENTS OF INCOME
                (in thousands of dollars except per share amounts)

                                               For the Three Months Ended
                                                April 3,          April 4,
                                                  1994              1993

Net Sales                                      $883,890         $ 897,788

Costs and Expenses:

  Cost of sales                                 526,728           510,769
  Selling, marketing and administrative         261,569           273,245

    Total costs and expenses                    788,297           784,014

Gain on Sale of Investment Interest                 -              80,642

Income before Interest, Income Taxes
  and Accounting Changes                         95,593           194,416

  Interest expense, net                           7,526             7,561

Income before Income Taxes
  and Accounting Changes                         88,067           186,855

  Provision for income taxes                     35,051            81,800

Income Before Cumulative Effect
  of Accounting Changes                          53,016           105,055

  Net cumulative effect of
    accounting changes                             -             (103,908)

Net Income                                     $ 53,016         $   1,147

Income per Share:
  Before accounting changes                    $    .61         $    1.16

  Net cumulative effect of
    accounting changes                             -                (1.15)

  Net income                                   $    .61         $     .01

Cash Dividends Paid per Share
  of Common Stock                              $  .3000         $   .2700

Cash Dividends Paid per Share of Class B
  Common Stock                                 $  .2725         $   .2450

The accompanying notes are an integral part of these statements.

                            HERSHEY FOODS CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                        APRIL 3, 1994 AND DECEMBER 31, 1993
                             (in thousands of dollars)

ASSETS                                               1994             1993

  Current Assets:
   Cash and cash equivalents                      $   31,015       $   15,959
   Accounts receivable - trade                       252,751          294,974
   Inventories                                       521,146          453,442
   Deferred income taxes                              83,712           85,548
   Prepaid expenses and other                         43,722           39,073

       Total current assets                          932,346          888,996

   Property, Plant and Equipment, at cost          2,074,896        2,041,764
   Less - accumulated depreciation and
     amortization                                    603,010          580,860

       Net property, plant and equipment           1,471,886        1,460,904

   Intangibles Resulting from Business
     Acquisitions                                    467,010          473,408
   Other Assets                                       32,748           31,783

       Total assets                               $2,903,990       $2,855,091

LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                              $  106,371       $  125,658
    Accrued liabilities                              273,524          301,989
    Accrued income taxes                              33,309           35,603
    Short-term debt                                  425,381          337,286
    Current portion of long-term debt                 18,020           13,309

       Total current liabilities                     856,605          813,845

  Long-term Debt                                     159,123          165,757

  Other Long-term Liabilities                        290,870          290,401

  Deferred Income Taxes                              177,097          172,744

       Total liabilities                           1,483,695        1,442,747


  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1994 and 1993                            -                 -
    Common Stock, shares issued:
      74,679,357 in 1994
        and 74,669,057 in 1993                        74,679           74,669
    Class B Common Stock, shares issued:
      15,242,979 in 1994
        and 15,253,279 in 1993                        15,243           15,253
    Additional paid-in capital                        50,034           51,196
    Cumulative foreign currency translation
      adjustments                                    (21,164)         (13,905)
    Unearned ESOP compensation                       (39,918)         (41,515)
    Retained earnings                              1,472,837        1,445,609
    Treasury-Common Stock shares at cost:
      2,565,739 in 1994 and 2,309,100 in 1993       (131,416)        (118,963)

       Total stockholders' equity                   1,420,295       1,412,344

       Total liabilities and stockholders'
          equity                                   $2,903,990      $2,855,091

The accompanying notes are an integral part of these balance sheets.

                             HERSHEY FOODS CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (in thousands of dollars)

                                                  For the Three Months Ended
                                                    April 3,      April 4,
                                                      1994          1993

Cash Flows Provided from Operating Activities      $   9,607    $   81,826

Cash Flows Provided from (Used by)
  Investing Activities

  Capital additions                                  (43,023)      (51,061)
  Business acquisitions                                  -         (14,600)
  Other, net                                             713          (294)

    Net Cash Flows (Used by) Investing Activities    (42,310)      (65,955)


Cash Flows Provided from (Used by)
  Financing Activities

  Net increase in short-term debt                     88,095        73,663
  Long-term borrowings                                  -              669
  Repayment of long-term debt                         (2,095)      (45,614)
  Cash dividends paid                                (25,788)      (23,969)
  Repurchase of Common Stock                         (12,453)         -

    Net Cash Flows Provided from
      Financing Activities                            47,759         4,749

Increase in Cash and Cash Equivalents                 15,056        20,620
Cash and Cash Equivalents, beginning of period        15,959        24,114


Cash and Cash Equivalents, end of period           $  31,015    $   44,734


Interest Paid                                      $   6,713    $    8,149

Income Taxes Paid                                  $  29,838    $   15,073


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the information contained herein. All such adjustments were of a normal and recurring nature.


2.   Interest expense, net consisted of the following:

                                         For the Three Months Ended
                                       April 3, 1994    April 4, 1993
                                         (in thousands of dollars)

      Interest expense                    $  9,253         $ 10,019
      Interest income                         (371)            (719)
      Capitalized interest                  (1,356)          (1,739)

          Interest expense, net           $  7,526         $  7,561


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the first quarter were 87,413,699 in 1994 and 90,186,336 in 1993. There were no shares of Preferred Stock outstanding during the periods presented.

      During the second quarter of 1993, the Corporation's Board of Directors approved a share repurchase program to acquire from time to time through open market or privately negotiated transactions up to $200 million of Common Stock. A total of 2,829,739 shares have been repurchased under the program of which 2,565,739 shares were held as Treasury Stock as of April 3, 1994.


4. The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market.
      Inventories were as follows:

                                 April 3, 1994     December 31, 1993
                                      (in thousands of dollars)

      Raw materials                 $326,780           $209,570
      Goods in process                30,896             37,261
      Finished goods                 230,868            265,616

          Inventories at FIFO        588,544            512,447

      Adjustment to LIFO             (67,398)           (59,005)

          Total inventories         $521,146           $453,442



5. In March 1993, the Corporation recorded a pre-tax gain of $80.6 million on the sale of its 18.6% interest in Freia Marabou a.s. This gain had the effect of increasing net income in the first quarter of 1993 by $40.6 million. Gross proceeds from the sale in the amount of $259.7 million were received in April 1993.

 6. In March 1993, the Corporation purchased certain assets of the Cleveland area Ideal Macaroni and Mrs. Weiss Noodle companies for approximately $14.6 million.

      In September 1993, the Corporation completed the acquisition of the Italian confectionery business of Heinz Italia S.p.A. for approximately $130.0 million. The business is the leader in the Italian non-chocolate confectionery market and manufactures and distributes a wide range of confectionery products, including sugar candies and traditional products for special occasions such as nougat and gift boxes.

      In October 1993, the Corporation completed the purchase of the outstanding shares of Overspecht B.V. (OZF Jamin) for approximately $20.2 million plus the assumption of approximately $13.4 million in debt. OZF Jamin manufactures chocolate and non-chocolate confectionery products, cookies, biscuits and ice cream for distribution primarily to customers in the Netherlands and Belgium.

      In accordance with the purchase method of accounting, the purchase prices for the above acquisitions have been allocated to the underlying assets and liabilities at the date of acquisition based on their estimated respective fair values. These allocations and estimated fair values may be revised at a later date. Results subsequent to the dates of acquisition are included in the consolidated financial statements. Had the results of the acquisitions been included in consolidated financial results for each period presented, the effect would not have been material.



 7. During the first quarter of 1993, the Corporation completed the early repayment of $42.1 million of long-term debt.



 8. Effective January 1, 1993, the Corporation adopted Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" by means of catch-up adjustments. The net charge associated with these changes in accounting had the effect of decreasing net income by approximately $103.9 million, or $1.15 per share.



 9.   Reference is made to the Registrant's 1993 Annual Report on
      Form 10-K for more detailed financial statements and footnotes.

               Management's Discussion and Analysis

Results of Operations - First Quarter 1994 vs. First Quarter 1993

Consolidated net sales for the first quarter fell from $897.8 million in 1993 to $883.9 million in 1994, a decrease of 2% from the prior year. The lower sales reflected continuing sluggish demand for existing confectionery and grocery brands caused by weak market conditions which began late in the first quarter of 1993 and have continued into the first half of 1994, adverse weather and an earlier Easter in 1994, and the timing of certain year-end promotions which shifted some domestic confectionery sales into the fourth quarter of 1993. These sales decreases were substantially offset by sales increases attributable to new confectionery products and international businesses acquired in the second half of 1993.

The consolidated gross margin decreased from 43.1% in 1993 to 40.4% in 1994. The decrease was primarily the result of higher costs for certain major raw materials, including flour, higher unit manufacturing costs associated with lower sales volumes, and increased expenses for shipping and depreciation, partially offset by pasta selling price increases. Selling, marketing and administrative expenses decreased by 4%, primarily due to lower levels of promotion and advertising expenses related to the sales volume decline, partially offset by higher selling expenses associated with the 1993 business acquisitions.

In March 1993, the Corporation recorded a pre-tax gain of $80.6 million on the sale of its 18.6% investment interest in Freia
Marabou a.s (Freia) which increased net income by $40.6 million.

Net interest expense in the first quarter of 1994 was in line with the comparable period of 1993 as higher short-term interest expense and decreased capitalized interest were offset by lower fixed interest expense resulting from the 1993 early repayment of long-term debt. The 1994 increase in short-term interest reflected higher average short-term borrowing levels to finance acquisitions and a share repurchase program. A cumulative decrease in expenditures qualifying for interest capitalization resulted in lower capitalized interest in 1994.

The first quarter effective income tax rate decreased from 43.8% in 1993 to 39.8% in 1994. The higher rate in 1993 was due primarily to the relatively high income taxes associated with the gain on the sale of the Freia investment. The 1994 effective income tax rate reflected the increase in the Federal statutory income tax rate as provided for in the Revenue Reconciliation Act of 1993.

Effective January 1, 1993, the Corporation adopted Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" by means of catch-up adjustments.
The net charge associated with these changes in accounting had the effect of decreasing 1993 first quarter net income by approximately $103.9 million, or $1.15 per share.






Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first three months of 1994, the Corporation's cash and cash equivalents increased by $15.1 million. Cash provided from operations and short-term borrowings were sufficient to finance capital additions of $43.0 million, pay cash dividends of $25.8 million and fund share repurchases of $12.5 million.

The ratio of current assets to current liabilities was 1.1:1 as of April 3, 1994 and December 31, 1993. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 30% as of April 3, 1994, and 27% as of December 31, 1993. As of April 3, 1994, the Corporation had $31.0 million of cash and cash equivalents, $18.0 million of current portion of long-term debt and $425.4 million of short-term debt. As of April 3, 1994 the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $575 million which could be borrowed directly or used to support the issuance of commercial paper.

As of April 3, 1994, $100 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in June 1990 and an additional $400 million of debt securities under a Form S-3 Registration Statement declared effective in November 1993. Proceeds from any offering of the $500 million of debt securities available under these shelf registrations may be used to reduce existing commercial paper borrowings, finance capital additions, and fund a share repurchase program and future business acquisitions.

As of April 3, 1994, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $200 million per annum during the next several years as a result of the expansion of facilities to support new products and continued modernization of existing facilities.

During the second quarter of 1993, the Corporation's Board of Directors approved a share repurchase program to acquire from time to time through open market or privately negotiated transactions up to $200 million of Common Stock. A total of 2,829,739 shares have been repurchased under the program of which 2,565,739 shares were held as Treasury Stock as of April 3, 1994.

Part II

Items 1 through 3 and 5 have been omitted as not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 25, 1994. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:


        Name                      Votes For     Votes Withheld

   Thomas C. Graham              213,777,046       190,082
   Bonnie Guiton Hill            213,712,153       254,975
   John C. Jamison               213,805,573       161,555
   Sybil C. Mobley               213,725,207       241,921
   Francine I. Neff              213,701,492       265,636
   Rod J. Pera                   213,667,171       299,957
   John M. Pietruski             213,803,231       163,897
   H. Robert Sharbaugh           213,803,145       163,983
   Joseph P. Viviano             213,792,014       175,114
   Kenneth L. Wolfe              213,805,077       162,051


The following directors were elected by the holders of the Common Stock voting as a class:


        Name                      Votes For     Votes Withheld

   Howard O. Beaver              61,854,088        181,460
   Vincent A. Sarni              61,866,041        169,507

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen & Co. as the independent public accountants for 1994. Stockholders cast 213,659,668 votes FOR the appointment, 124,984 votes AGAINST the appointment and ABSTAINED from casting 182,476 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

Item 6 - Exhibits and Reports on Form 8-K

a) Exhibits

   The following items are attached and incorporated herein by reference:

   Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended April 3, 1994 and April 4, 1993.

   Exhibit 99 - Press release dated March 25, 1994 announcing expected earnings comparison with the prior year.

b) Reports on Form 8-K

   No reports on Form 8-K were filed during the three-month period ended April 3, 1994.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                       HERSHEY FOODS CORPORATION
                                             (Registrant)




Date        May 11, 1994                 /s/  William F. Christ


                                              William F. Christ
                                              Senior Vice President and
                                              Chief Financial Officer





Date        May 11, 1994                 /s/  John B. Stiles


                                              John B. Stiles
                                              Vice President and
                                              Corporate Controller

                              EXHIBIT INDEX



Exhibit 12 -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 99 -  Press release dated March 25, 1994 announcing expected earnings comparison with the prior year