Form 10-Q
period 1994-07-03
HERSHEY FOODS CORP
filed 1994-07-29
CIK 47111

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 July 3, 1994

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

                                YES  [ X ]         NO

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 71,595,018 shares, as of July 21,
1994. Class B Common Stock, $1 par value - 15,242,979 shares, as of July 21, 1994.

       Exhibit Index - Page 13

                      HERSHEY FOODS CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
         (in thousands of dollars except per share amounts)


                                                For the Three Months Ended
                                                 July 3,           July 4,
                                                  1994              1993


Net Sales                                       $675,983          $618,430

Costs and Expenses:

  Cost of sales                                  403,100           363,596
  Selling, marketing and administrative          222,313           205,768


       Total costs and expenses                  625,413           569,364


Income before Interest and Income Taxes           50,570            49,066

  Interest expense, net                            8,503             6,192


Income before Income Taxes                        42,067            42,874


  Provision for income taxes                      16,742            16,849


Net Income                                      $ 25,325          $ 26,025

Net Income per Share                            $    .29          $    .29



Cash Dividends Paid per Share of
   Common Stock                                 $  .3000          $  .2700


Cash Dividends Paid per Share of Class B
   Common Stock                                 $  .2725          $  .2450



The accompanying notes are an integral part of these statements.

                      HERSHEY FOODS CORPORATION
                  CONSOLIDATED STATEMENTS OF INCOME
         (in thousands of dollars except per share amounts)


                                                 For the Six Months Ended
                                                  July 3,         July 4,
                                                   1994            1993


Net Sales                                       $1,559,873      $1,516,218

Costs and Expenses:

  Cost of sales                                    929,828         874,365
  Selling, marketing and administrative            483,882         479,013

       Total costs and expenses                  1,413,710       1,353,378

Gain on Sale of Investment Interest                   -             80,642

Income before Interest, Income Taxes
  and Accounting Changes                           146,163         243,482

  Interest expense, net                             16,029          13,753

Income before Income Taxes
  and Accounting Changes                           130,134         229,729

  Provision for income taxes                        51,793          98,649

Income before Cumulative Effect
  of Accounting Changes                             78,341         131,080

  Net cumulative effect of
    accounting changes                                 -          (103,908)


Net Income                                      $   78,341       $  27,172

Income per Share:
  Before accounting changes                     $      .90       $    1.45

  Net cumulative effect of
    accounting changes                                  -            (1.15)

  Net income                                    $      .90       $     .30


Cash Dividends Paid per Share of Common Stock   $    .6000       $   .5400


Cash Dividends Paid per Share of Class B
  Common Stock                                  $    .5450       $   .4900



The accompanying notes are an integral part of these statements.

                    HERSHEY FOODS CORPORATION
              CONSOLIDATED CONDENSED BALANCE SHEETS
                JULY 3, 1994 AND DECEMBER 31, 1993
                     (in thousands of dollars)

ASSETS                                             1994          1993

  Current Assets:
    Cash and cash equivalents                   $   15,678     $   15,959
    Accounts receivable - trade                    161,130        294,974
    Inventories                                    615,652        453,442
    Deferred income taxes                           83,334         85,548
    Prepaid expenses and other                      49,159         39,073

       Total current assets                        924,953        888,996

  Property, Plant and Equipment, at cost         2,104,665      2,041,764
  Less - accumulated depreciation and
    amortization                                   622,467        580,860

       Net property, plant and equipment         1,482,198      1,460,904


  Intangibles Resulting from Business
    Acquisitions                                   469,416        473,408
  Other Assets                                      31,979         31,783

       Total assets                             $2,908,546     $2,855,091

LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                            $  102,596     $  125,658
    Accrued liabilities                            258,929        301,989
    Accrued income taxes                              -            35,603
    Short-term debt                                485,250        337,286
    Current portion of long-term debt               18,358         13,309

       Total current liabilities                   865,133        813,845

  Long-term Debt                                   159,043        165,757

  Other Long-term Liabilities                      294,921        290,401

  Deferred Income Taxes                            177,994        172,744

       Total liabilities                         1,497,091      1,442,747


  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1994 and 1993                            -             -
    Common Stock, shares issued:
      74,679,357 in 1994 and
         74,669,057 in 1993                         74,679         74,669
    Class B Common Stock, shares issued:
      15,242,979 in 1994 and
          15,253,279 in 1993                        15,243         15,253
    Additional paid-in capital                      50,055         51,196
    Cumulative foreign currency translation
      adjustments                                  (11,616)       (13,905)
    Unearned ESOP compensation                     (39,120)       (41,515)
    Retained earnings                            1,472,467      1,445,609
    Treasury - Common Stock shares at cost:
        2,990,639 in 1994 and
            2,309,100 in 1993                     (150,253)      (118,963)

         Total stockholders' equity              1,411,455      1,412,344

         Total liabilities and
             stockholders' equity               $2,908,546     $2,855,091



The accompanying notes are an integral part of these balance sheets.

                    HERSHEY FOODS CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (in thousands of dollars)


                                                     For the Six Months Ended
                                                     July 3,          July 4,
                                                      1994             1993

Cash Flows Provided from (Used by)
  Operating Activities                             $  13,544        $  (3,445)


Cash Flows Provided from (Used by)
  Investing Activities

  Capital additions                                  (79,354)         (98,901)
  Business acquisitions                                 -             (14,600)
  Investment interest                                   -             259,718
  Other, net                                           2,635            1,871


Net Cash Flows Provided from (Used by)
  Investing Activities                               (76,719)         148,088


Cash Flows Provided from (Used by)
  Financing Activities

  Net increase in short-term debt                    147,964           10,579
  Long-term borrowings                                  -                 812
  Repayment of long-term debt                         (2,297)         (99,535)
  Cash dividends paid                                (51,483)         (47,938)
  Repurchase of Common Stock                         (31,290)             -

Net Cash Flows Provided from (Used by)
  Financing Activities                                62,894         (136,082)


Increase (Decrease) in Cash and Cash Equivalents        (281)           8,561
Cash and Cash Equivalents, beginning of period        15,959           24,114


Cash and Cash Equivalents, end of period           $  15,678         $ 32,675



Interest Paid                                      $  15,282         $ 16,098

Income Taxes Paid                                  $  81,891         $ 89,078


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

2.   Interest expense, net consisted of the following:

                                             For the Six Months Ended
                                        July 3, 1994           July 4, 1993
                                            (in thousands of dollars)

        Interest expense                   $ 18,848              $ 18,257
        Interest income                        (851)               (2,036)
        Capitalized interest                 (1,968)               (2,468)

           Interest expense, net           $ 16,029              $ 13,753


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the second quarter and six months ended July 3, 1994 were 87,095,985 and 87,256,569, respectively, and were 90,186,336 for all periods in 1993. There were no shares of Preferred Stock outstanding during the periods presented.

     During the second quarter of 1993, the Corporation's Board of Directors approved a share repurchase program to acquire from time to time through open market or privately negotiated transactions up to $200 million of Common Stock. A total of 3,254,639 shares have been repurchased under the program of which 2,990,639 shares were held as Treasury Stock as of July 3, 1994.

4. The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                         July 3, 1994      December 31, 1993
                                              (in thousands of dollars)

        Raw materials                        $337,000           $209,570
        Goods in process                       39,647             37,261
        Finished goods                        310,672            265,616

            Inventories at FIFO               687,319            512,447
        Adjustment to LIFO                    (71,667)           (59,005)

            Total inventories                $615,652           $453,442


 5. In March 1993, the Corporation recorded a pre-tax gain of $80.6 million on the sale of its 18.6% interest in Freia Marabou a.s. This gain had the effect of increasing net income in the first quarter of 1993 by $40.6 million. Gross proceeds received from the sale were $259.7 million.

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

 7. During the first half of 1993, the Corporation completed the early repayment of $95.2 million of long-term debt.

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

                Management's Discussion and Analysis

Results of Operations - Second Quarter 1994 vs. Second Quarter 1993


Consolidated net sales for the second quarter rose from $618.4 million in 1993 to $676.0 million in 1994, an increase of 9%. The increase was mainly attributable to new confectionery products, international businesses acquired in the second half of 1993 and price increases on pasta products. Sales of existing confectionery and grocery brands were approximately even with those achieved during the comparable 1993 period.

The consolidated gross margin decreased from 41.2% in 1993 to 40.4% in 1994. The decrease was primarily the result of higher costs for certain major raw materials, particularly semolina, the generally lower margins associated with the recently acquired international businesses and higher depreciation expenses, partially offset by pasta selling price increases. Selling, marketing and administrative expenses increased $16.5 million or 8% due to expenses associated with 1993 business acquisitions and promotion expenses related to new product introductions.

Net interest expense increased by $2.3 million in the second quarter of 1994 compared with 1993, primarily as a result of higher short-term interest expense and lower interest income, partially offset by lower fixed interest expense. The 1994 increase in short-term interest expense reflected higher average short-term borrowing levels to finance 1993 acquisitions and the share repurchase program. Fixed interest expense was less than prior year due to the retirement of debt in 1993 and investment income was below prior year due to lower investment balances.

The second quarter effective income tax rate increased from 39.3% in 1993 to 39.8% in 1994. The higher rate in 1994 reflected the increase in the Federal statutory income tax rate as provided for in the Revenue Reconciliation Act of 1993, partially offset by changes in the mix of the Corporation's income among various tax jurisdictions.



Results of Operations - First Six Months 1994 vs. First Six Months 1993


Consolidated net sales for the first six months of 1994 increased by $43.7 million or 3%, primarily as a result of new confectionery products, international businesses acquired in the second half of 1993 and pasta price increases. These increases were significantly offset by lower sales for existing confectionery and grocery brands caused by weak market conditions which began late in the first quarter of 1993 and continued into the first half of 1994, adverse weather and an earlier Easter in 1994, and the timing of certain year-end promotions which shifted some domestic confectionery sales into the fourth quarter of 1993.

The consolidated gross margin decreased from 42.3% in 1993 to 40.4% in 1994. The decrease was primarily the result of higher costs for certain major raw materials, including semolina, lower margins associated with the recently acquired international businesses, and higher expenses for depreciation and shipping, partially offset by pasta selling price increases. Selling, marketing and administrative expenses increased by 1%, primarily due to higher selling and administrative expenses associated with the 1993 business acquisitions and promotion expenses related to the introduction of new products. These increases were substantially offset by reduced levels of promotions and advertising for existing confectionery brands.

In March 1993, the Corporation recorded a pre-tax gain of $80.6 million on the sale of its 18.6% investment interest in Freia Marabou a.s (Freia) which increased net income by $40.6 million.

Net interest expense was $2.3 million above prior year as higher short-term interest expense and reduced interest income and capitalized interest were only partially offset by lower fixed interest expense. Short-term interest expense was above prior year as a result of increased borrowings to finance 1993 acquisitions and the share repurchase program. Fixed interest expense was less than prior year due to the retirement of long-term debt in 1993 and capitalized interest was below prior year reflecting the completion of significant long-term construction projects. Investment income was below prior year due to lower investment balances slightly offset by an increase in average investment income rates.


The effective income tax rate decreased from 42.9% in 1993 to 39.8% in 1994. The higher rate in 1993 was due primarily to the relatively high income taxes associated with the gain on the sale of the Freia investment. The 1994 effective income tax rate reflected the increase in the Federal statutory income tax rate as provided for in the Revenue Reconciliation Act of 1993.


Effective January 1, 1993, the Corporation adopted Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" by means of catch-up adjustments. The net charge associated with these changes in accounting had the effect of decreasing 1993 net income for the first six months by approximately $103.9 million, or $1.15 per share.


Financial Condition


Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first six months of 1994, the Corporation's cash and cash equivalents decreased by $.3 million. Cash provided from operations and short-term borrowings were largely sufficient to finance capital additions of $79.4 million, pay cash dividends of $51.5 million and fund share repurchases of $31.3 million.

The ratio of current assets to current liabilities was 1.1:1 as of July 3, 1994 and December 31, 1993. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 32% as of July 3, 1994, and 27% as of December 31, 1993. The increase primarily reflects higher levels of short-term borrowings to finance seasonal working capital needs and the share repurchase program. As of July 3, 1994, the Corporation had $15.7 million of cash and cash equivalents, $18.4 million of current portion of long-term debt and $485.3 million of short-term debt. Additionally, the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $600 million which could be borrowed directly or used to support the issuance of commercial paper.

As of July 3, 1994, $100 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in June 1990 and an additional $400 million of debt securities under a Form S-3 Registration Statement declared effective in November 1993. Proceeds from any offering of the $500 million of debt securities available under these shelf registrations may be used to reduce existing commercial paper borrowings, finance capital additions, and fund the share repurchase program and future business acquisitions.

As of July 3, 1994, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 to $200 million per annum during the next several years as a result of the expansion of facilities to support new products and continued modernization of existing facilities.

During the second quarter of 1993, the Corporation's Board of Directors approved a share repurchase program to acquire from time to time through open market or privately negotiated transactions up to $200 million of Common Stock. A total of 3,254,639 shares have been repurchased under the program of which 2,990,639 shares were held as Treasury Stock as of July 3, 1994.

Part II

Items 1 through 5 have been omitted as not applicable.


Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits

        The following is attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended July 3, 1994 and July 4, 1993.

b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the three-month period ended July 3, 1994.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              HERSHEY FOODS CORPORATION
                                                       (Registrant)




Date       July 29, 1994                   /s/  William F. Christ

                                                William F. Christ
                                                Senior Vice President and
                                                Chief Financial Officer





Date       July 29, 1994                   /s/  John B. Stiles

                                                John B. Stiles
                                                Vice President and
                                                Corporate Controller

                            EXHIBIT INDEX








Exhibit 12   - Computation of Ratio of Earnings to Fixed Charges