Form 10-Q
period 1994-10-02
HERSHEY FOODS CORP
filed 1994-11-09
CIK 47111

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            October 2, 1994

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

                                YES    X          NO

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 71,509,818 shares, as of November 1, 1994. Class B Common Stock, $1 par value - 15,242,979 shares, as of November 1, 1994.

      Exhibit Index - Page 13

                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars except per share amounts)


                                                For the Three Months Ended
                                                October 2,        October 3,
                                                   1994              1993

Net Sales                                       $966,511          $935,662


Costs and Expenses:

 Cost of sales                                   561,968           544,816
 Selling, marketing and administrative           259,578           257,174

    Total costs and expenses                     821,546           801,990



Income before Interest and Income Taxes          144,965           133,672


 Interest expense, net                            10,309             6,345


Income before Income Taxes                       134,656           127,327

 Provision for income taxes                       53,593            53,356


Net Income                                      $ 81,063          $ 73,971


Net Income per Share                            $    .93          $    .82


Cash Dividends Paid per Share of Common Stock   $  .3250          $  .3000


Cash Dividends Paid per Share of Class B
 Common Stock                                   $  .2950          $  .2725



The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars except per share amounts)


                                                 For the Nine Months Ended
                                                October 2,     October 3,
                                                   1994           1993

Net Sales                                       $2,526,384     $2,451,880


Costs and Expenses:

  Cost of sales                                  1,491,796      1,419,181
  Selling, marketing and administrative            743,460        736,187

   Total costs and expenses                      2,235,256      2,155,368

Gain on Sale of Investment Interest                   -            80,642

Income before Interest, Income Taxes
  and Accounting Changes                           291,128        377,154

  Interest expense, net                             26,338         20,098

Income before Income Taxes
  and Accounting Changes                           264,790        357,056

  Provision for income taxes                       105,386        152,005

Income before Cumulative Effect
  of Accounting Changes                            159,404        205,051


  Net cumulative effect of
   accounting changes                                 -          (103,908)


Net Income                                      $  159,404     $  101,143

Income per Share:
  Before accounting changes                     $     1.83     $     2.27

  Net cumulative effect of
   accounting changes                                 -             (1.15)

  Net income                                    $     1.83     $     1.12


Cash Dividends Paid per Share of Common Stock   $    .9250     $    .8400

Cash Dividends Paid per Share of Class B
  Common Stock                                  $    .8400     $    .7625


The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     OCTOBER 2, 1994 AND DECEMBER 31, 1993
                           (in thousands of dollars)

ASSETS                                                1994        1993

  Current Assets:
    Cash and cash equivalents                       $   34,655  $   15,959
    Accounts receivable - trade                        338,118     294,974
    Inventories                                        581,738     453,442
    Deferred income taxes                               81,465      85,548
    Prepaid expenses and other                          31,188      39,073

      Total current assets                           1,067,164     888,996


  Property, Plant and Equipment, at cost             2,137,513   2,041,764
  Less - accumulated depreciation and
    amortization                                       651,633     580,860

      Net property, plant and equipment              1,485,880   1,460,904

  Intangibles Resulting from Business
    Acquisitions                                       470,160     473,408
  Other Assets                                          31,329      31,783

      Total assets                                  $3,054,533  $2,855,091


LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                                $  114,833  $  125,658
    Accrued liabilities                                271,605     301,989
    Accrued income taxes                                24,785      35,603
    Short-term debt                                    525,986     337,286
    Current portion of long-term debt                    6,727      13,309

      Total current liabilities                        943,936     813,845

  Long-term Debt                                       158,998     165,757

  Other Long-term Liabilities                          304,563     290,401

  Deferred Income Taxes                                182,429     172,744

      Total liabilities                              1,589,926   1,442,747

  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1994 and 1993
    Common Stock, shares issued:
      74,679,357 in 1994 and 74,669,057 in 1993         74,679      74,669
    Class B Common Stock, shares issued:
      15,242,979 in 1994 and 15,253,279 in 1993         15,243      15,253
    Additional paid-in capital                          49,835      51,196
    Cumulative foreign currency translation
      adjustments                                       (3,996)    (13,905)
    Unearned ESOP compensation                         (39,120)    (41,515)
    Retained earnings                                1,525,765   1,445,609
    Treasury - Common Stock shares at cost:
      3,167,539 in 1994 and 2,309,100 in 1993         (157,799)   (118,963)

      Total stockholders' equity                     1,464,607   1,412,344

      Total liabilities and stockholders' equity    $3,054,533  $2,855,091

The accompanying notes are an integral part of these balance sheets.

                           HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                 For the Nine Months Ended
                                                   October 2,   October 3,
                                                      1994         1993

Cash Flows Provided from Operating Activities      $  68,693    $  79,270


Cash Flows Provided from (Used by) Investing
 Activities

 Capital additions                                  (109,216)    (148,408)
 Business acquisitions                                  -        (144,565)
 Investment interest                                    -         259,718
 Other, net                                            2,620         (184)

Net Cash Flows (Used by) Investing Activities       (106,596)     (33,439)


Cash Flows Provided from (Used by) Financing
 Activities

 Net increase in short-term debt                     188,700      159,892
 Long-term borrowings                                    102        1,037
 Repayment of long-term debt                         (14,119)    (100,292)
 Cash dividends paid                                 (79,248)     (74,556)
 Repurchase of Common Stock                          (38,836)     (10,576)

Net Cash Flows Provided from (Used by) Financing
 Activities                                           56,599      (24,495)


Increase in Cash and Cash Equivalents                 18,696       21,336
Cash and Cash Equivalents, beginning of period        15,959       24,114


Cash and Cash Equivalents, end of period           $  34,655    $  45,450


Interest Paid                                      $  26,558    $  21,986

Income Taxes Paid                                  $  99,991    $ 116,747


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

2.  Interest expense, net consisted of the following:

                                           For the Nine Months Ended
                                      October 2, 1994    October 3, 1993
                                           (in thousands of dollars)

    Interest expense                     $ 30,019            $ 26,105
    Interest income                        (1,154)             (2,593)
    Capitalized interest                   (2,527)             (3,414)

       Interest expense, net             $ 26,338            $ 20,098


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the third quarter and nine months ended October 2, 1994 were 86,807,945 and 87,108,115, respectively, and were 90,124,472 and 90,165,939, respectively, for the comparable periods of 1993. There were no shares of Preferred Stock outstanding during the periods presented.

    During the second quarter of 1993, the Corporation's Board of Directors approved a share repurchase program to acquire from time to time through open market or privately negotiated transactions up to $200 million of Common Stock. A total of 3,431,539 shares have been repurchased under the program of which 3,167,539 shares were held as Treasury Stock as of October 2, 1994.

4.  The majority of inventories are valued under the last-in, first-out
    (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                      October 2, 1994    December 31, 1993
                                            (in thousands of dollars)

    Raw materials                         $295,038            $209,570
    Goods in process                        33,529              37,261
    Finished goods                         305,683             265,616

       Inventories at FIFO                 634,250             512,447
    Adjustment to LIFO                     (52,512)            (59,005)

       Total inventories                  $581,738            $453,442









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

                      Management's Discussion and Analysis

Results of Operations - Third Quarter 1994 vs. Third Quarter 1993

Consolidated net sales for the third quarter rose from $935.7 million in 1993 to $966.5 million in 1994, an increase of 3%. The increase was mainly attributable to international businesses acquired in late 1993, new confectionery products, and price increases on pasta products. Sales of existing confectionery brands were comparable to those achieved in the third quarter of 1993 which had the benefit of strong sales gains as a result of the HERSHEY'S HUGS chocolates and HERSHEY'S HUGS WITH ALMONDS chocolates introductions.

The consolidated gross margin increased slightly from 41.8% in 1993 to 41.9% in 1994. The increase reflected manufacturing efficiencies and pasta selling price increases, largely offset by generally lower margins associated with the recently acquired international businesses, higher depreciation expenses, and increased costs for certain major raw materials, particularly semolina. Selling, marketing and administrative expenses increased $2.4 million or 1% primarily as a result of expenses associated with 1993 business acquisitions, offset substantially by lower advertising expenses associated with existing confectionery brands.

Net interest expense increased by $4.0 million in the third quarter of 1994 compared with 1993, primarily as a result of higher short-term interest expense and lower capitalized interest, slightly offset by lower fixed interest expense. The 1994 increase in short-term interest expense reflected higher average short-term borrowing levels to finance acquisitions and the share repurchase program, and increased short-term borrowing rates. Fixed interest expense was less than prior year due to lower long-term borrowing balances and capitalized interest was below prior year primarily as a result of the completion of various long-term construction projects in the first half of 1994.

The third quarter effective income tax rate decreased from 41.9% in 1993 to 39.8% in 1994. The higher 1993 effective income tax rate primarily reflected the impact of the retroactive increase in the Federal statutory income tax rate enacted as part of the Revenue Reconciliation Act of 1993 recorded in the third quarter of 1993. The effective income tax rate in 1994 also reflected the favorable impact of changes in the mix of the Corporation's income among various tax jurisdictions.

Results of Operations - First Nine Months 1994 vs. First Nine Months 1993

Consolidated net sales for the first nine months of 1994 increased by $74.5 million or 3%, primarily as a result of new confectionery products, international businesses acquired in late 1993 and pasta price increases. These increases were significantly offset by lower sales for existing confectionery and grocery brands caused by weak market conditions which began late in the first quarter of 1993 and continued into the first half of 1994, adverse weather and an earlier Easter in 1994, and the timing of certain year-end promotions which shifted some domestic confectionery sales into the fourth quarter of 1993.







The consolidated gross margin decreased from 42.1% in 1993 to 41.0% in 1994. The decrease was primarily the result of higher costs for certain major raw materials, particularly semolina, lower margins associated with the international businesses acquired in late 1993, and higher expenses for depreciation and shipping, partially offset by lower costs resulting from manufacturing efficiency improvements, and pasta selling price increases. Selling, marketing and administrative expenses increased by $7.3 million or 1%, primarily due to higher selling and administrative expenses associated with the 1993 business acquisitions and increased advertising and promotion expenses related to the introduction of new products. These increases were substantially offset by reduced levels of advertising and promotions for existing confectionery brands.

In March 1993, the Corporation recorded a pre-tax gain of $80.6 million on the sale of its 18.6% investment interest in Freia Marabou a.s (Freia) which increased net income by $40.6 million.

Net interest expense was $6.2 million above prior year as higher short-term interest expense and reduced interest income and capitalized interest were only partially offset by lower fixed interest expense. Short-term interest expense was above prior year as a result of increased borrowings to finance 1993 acquisitions and the share repurchase program, and increased short-term borrowing rates. Fixed interest expense was less than prior year due to the retirement of long-term debt in 1993 and capitalized interest was below prior year reflecting the completion of significant long-term construction projects. Investment income was below prior year due to lower investment balances slightly offset by an increase in average investment income rates.

The effective income tax rate decreased from 42.6% in 1993 to 39.8% in 1994. The higher rate in 1993 was due primarily to the relatively high income taxes associated with the gain on the sale of the Freia investment. The lower effective income tax rate in 1994 reflected the impact of changes in the mix of the Corporation's income among various tax jurisdictions.

Effective January 1, 1993, the Corporation adopted Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Post-retirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" by means of catch-up adjustments. The net charge associated with these changes in accounting had the effect of decreasing 1993 net income for the first nine months by approximately $103.9 million, or $1.15 per share.


Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first nine months of 1994, the Corporation's cash and cash equivalents increased by $18.7 million. Cash provided from operations and short-term borrowings were sufficient to finance capital additions of $109.2 million, pay cash dividends of $79.2 million, fund share repurchases of $38.8 million and repay $14.1 million of long-term debt.

The ratio of current assets to current liabilities was 1.1:1 as of October 2, 1994 and December 31, 1993. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 32% as of October 2, 1994, and 27% as of December 31, 1993. The increase primarily reflects higher levels of short-term borrowings to finance seasonal working capital needs and the share repurchase program. As of October 2, 1994, the Corporation had $34.7 million of cash and cash equivalents, $6.7 million of current portion of long-term debt and $526.0 million of short-term debt. Additionally, the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $725 million which could be borrowed directly or used to support the issuance of commercial paper.




As of October 2, 1994, $100 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in June 1990 and an additional $400 million of debt securities under a Form S-3 Registration Statement declared effective in November 1993. Proceeds from any offering of the $500 million of debt securities available under these shelf registrations may be used to reduce existing commercial paper borrowings, finance capital additions, and fund the share repurchase program and future business acquisitions.

As of October 2, 1994, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 to $200 million per annum during the next several years as a result of the expansion of facilities to support new products and continued modernization of existing facilities.

During the second quarter of 1993, the Corporation's Board of Directors approved a share repurchase program to acquire from time to time through open market or privately negotiated transactions up to $200 million of Common Stock. A total of 3,431,539 shares have been repurchased under the program of which 3,167,539 shares were held as Treasury Stock as of October 2, 1994.

Subsequent Event

In November 1994, the Corporation announced that it will take a restructuring charge in the fourth quarter. The restructuring plan will be implemented over the next 12 to 15 months and will result in a fourth quarter charge of approximately $120 million to $130 million before tax. This equates to an after-tax charge of $97 million to $105 million, or $1.12 to $1.21 per share in 1994. Annual pre-tax savings of approximately $15 million to $20 million are expected starting in 1996.

The charge is the result of a comprehensive review of domestic and international operations designed to enhance performance of operating assets by lowering operating and administrative costs, eliminating underperforming assets and streamlining the overall decision-making process. The restructuring will include corporate-wide overhead reductions, disposal of underperforming assets and a realignment of chocolate and confectionery manufacturing operations in North America. As a result of the restructuring, approximately 400 positions are being eliminated in the manufacturing, technical and administrative areas. The Corporation is providing appropriate severance and benefit packages, as well as outplacement assistance.

Part II

Items 1 through 4 have been omitted as not applicable.

Item 5 - Other Information

In November 1994, the Corporation announced that it will take a restructuring charge in the fourth quarter. The restructuring plan will be implemented over the next 12 to 15 months and will result in a fourth quarter charge of approximately $120 million to $130 million before tax. This equates to an after-tax charge of $97 million to $105 million, or $1.12 to $1.21 per share in 1994. Annual pre-tax savings of approximately $15 million to $20 million are expected starting in 1996.

The charge is the result of a comprehensive review of domestic and international operations designed to enhance performance of operating assets by lowering operating and administrative costs, eliminating underperforming assets and streamlining the overall decision-making process. The restructuring will include corporate-wide overhead reductions, disposal of underperforming assets and a realignment of chocolate and confectionery manufacturing operations in North America. As a result of the restructuring, approximately 400 positions are being eliminated in the manufacturing, technical and administrative areas. The Corporation is providing appropriate severance and benefit packages, as well as outplacement assistance.

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

    The following are attached and incorporated herein by reference:

    Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 2, 1994 and October 3, 1993.

    Exhibit 27 - Financial Data Schedule for the period ended October 2, 1994. (Required for electronic filing only.)

    Exhibit 99 - Press release announcing restructuring charge to be recorded in the fourth quarter of 1994.

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the three-month period ended October 2, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             HERSHEY FOODS CORPORATION
                                                   (Registrant)




Date:  November 9, 1994                  /s/  William F. Christ

                                              William F. Christ
                                              Senior Vice President and
                                              Chief Financial Officer





Date:  November 9, 1994                   /s/  R. Montgomery Garrabrant

                                               R. Montgomery Garrabrant
                                               Corporate Controller and
                                               Chief Accounting Officer

                                 EXHIBIT INDEX








Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule for the period ended October 2, 1994.
             (Required for electronic filing only.)

Exhibit 99 - Press release announcing restructuring charge to be recorded in the fourth quarter of 1994.