Form 10-K
period 1994-12-31
HERSHEY FOODS CORP
filed 1995-03-10
CIK 47111

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
 (Mark One)
       (X)      Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934  Fee Required
                For the fiscal year ended December 31, 1994
                                    OR
       ( )      Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934  No Fee Required
               For the transition period from ..... to .....

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

                                            Name of each exchange on
       Title of each class                       which registered

 Common Stock, one dollar par value          New York Stock Exchange

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

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

 State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of a specified date within 60 days prior to the date of filing.

 Common Stock, one dollar par value   $2,443,074,977, as of February
 28, 1995.

 Class B Common Stock, one dollar par value   $4,408,824, as of February
 28, 1995. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on February 28, 1995.

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

 Common Stock, one dollar par value 71,492,218 shares, as of February 28, 1995.

 Class B Common Stock, one dollar par value 15,242,979 shares, as of February 28, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Corporation's 1994 Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Part II and are reproduced herein as Exhibit 13. Portions of the Proxy Statement for the Corporation's 1995 Annual Meeting of Stockholders are incorporated by reference into Part III.

                              PART I



Item 1.  BUSINESS

 Hershey Foods Corporation and its subsidiaries (the
"Corporation") are engaged in the manufacture, distribution and sale of consumer food products. The Corporation, primarily through its Hershey Chocolate North America, Hershey Grocery, Hershey International and Hershey Pasta Group divisions, produces and distributes a broad line of chocolate, confectionery, grocery and pasta products.

 The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

 The Corporation's principal product groups include: chocolate and confectionery products sold in the form of bar goods, bagged items, and boxed items; grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings, and beverages; and pasta products sold in a variety of shapes, sizes, and packages. The Corporation believes it is a major factor in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and confectionery products are greater than those on pasta and other food products.

 The Corporation manufactures in the United States chocolate and confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar product, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and confectionery products in the United States are: HERSHEY'S COOKIES
'N' MINT chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S HUGS
WITH ALMONDS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S
KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, HERSHEY'S NUGGETS chocolates, AMAZIN' FRUIT gummy bears fruit candy, BAR NONE candy bars, CADBURY'S CREME EGGS candy, CARAMELLO candy bars, KIT KAT wafer bars, LUDEN'S throat drops, MR. GOODBAR milk chocolate bars with peanuts, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, REESE'S crunchy peanut butter cups, REESE'S NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, ROLO caramels in milk chocolate, SKOR toffee bars, SYMPHONY milk chocolate bars, TWIZZLERS candy, WHATCHAMACALLIT candy bars, YORK peppermint pattie candy, and 5TH AVENUE candy bars.

 Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, LIFE SAVERS candy, OH HENRY! candy bars, PLANTERS nuts, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy.

 The Corporation also markets in the United States a line of grocery products in the baking, beverage, peanut butter and toppings categories. Principal products include HERSHEY'S baking chocolate, HERSHEY'S baking chips, HERSHEY'S chocolate drink boxes, HERSHEY'S chocolate milk mix, HERSHEY'S cocoa, HERSHEY'S CHOCOLATE SHOPPE toppings, HERSHEY'S HOT COCOA COLLECTION hot cocoa mix, HERSHEY'S syrup, REESE'S peanut butter, and REESE'S peanut butter baking chips. HERSHEY'S chocolate milk is produced and sold under license by over 20 independent dairies throughout the United States, using a chocolate milk mix manufactured by the Corporation. During the fall of 1994, the Corporation discontinued its line of HERSHEY'S chocolate bar flavor puddings because the business did not meet expected profit objectives.

 The Corporation's chocolate, confectionery and grocery products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United
States and Canada. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S brand name. These products are sold through chain grocery stores, food distributors, and wholesale clubs. The Corporation believes its chocolate and confectionery products are sold in over 2 million retail outlets in North America. In 1994, sales to Wal-Mart Stores, Inc.
and Subsidiaries amounted to approximately 10% of total net sales.

 The Corporation manufactures, markets, sells and distributes high-quality assorted pralines and seasonal chocolate products in Germany under the GUBOR brand name which are sold directly to retailers. Additionally, the Corporation imports, markets, sells and distributes selected HERSHEY'S chocolate and confectionery products in the Japanese market. In Italy, the Corporation manufactures, markets, sells, and distributes various confectionery and nougat products under several brand names including DONDI, FRESH CLUB, GALATINE, GNAMMY, SCARAMELLINI, and SPERLARI. In the Netherlands and Belgium, the Corporation manufactures and sells chocolate and confectionery products, cookies, biscuits, and ice cream. These products are sold primarily under private labels, but products are also marketed and sold under the JAMIN brand name.

 The Corporation manufactures and sells quality pasta products throughout the United States. The Corporation markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT 'N FLUFFY, MRS. WEISS, P&R, RONZONI, SAN GIORGIO, and SKINNER, as well as certain private labels. These products are sold through chain grocery stores, grocery wholesalers, wholesale clubs, convenience stores and food distributors.

 The Corporation's marketing strategy is based upon the consistently superior quality of its products, mass distribution and the best possible consumer value in terms of price and weight. In addition, the Corporation devotes considerable resources to the identification, development, testing, manufacturing and marketing of new products. The Corporation utilizes a variety of promotional programs for customers and advertising and promotional programs for consumers. The Corporation employs promotional programs at various times during the year to stimulate sales of certain products. Chocolate, confectionery and grocery seasonal and holiday related sales have typically been highest during the third and fourth quarters of the year.

 The Corporation recognizes that the mass distribution of its consumer food products is an important element in maintaining sales growth and providing service to its customers. The Corporation attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of economies of distribution. To achieve these objectives, the Corporation has developed a distribution network from its manufacturing plants, distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. The Corporation uses a combination of public and contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the effective promotion of new, as well as established, products on both national and regional scales.

 From time to time the Corporation has changed the prices and weights of its consumer food products to accommodate changes in the cost of manufacturing, including the cost of raw materials; the competitive environment; and profit objectives, while at the same time maintaining consumer value. As a result of higher semolina costs, the Corporation implemented a price increase averaging 4% during the first quarter of 1994 on its pasta products and curtailed certain promotional allowances.

 The most significant raw material used in the production of the Corporation's chocolate products is cocoa beans. This commodity is imported principally from West African, South American and Far Eastern equatorial regions. West Africa accounts for approximately 60% of the world's crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Corporation buys a mix of cocoa beans to meet its manufacturing requirements.

 The table below sets forth annual average cocoa prices as well as the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Coffee, Sugar and Cocoa Exchange. Because of the Corporation's forward purchasing practices discussed below, and premium prices paid for certain varieties of cocoa beans, these average futures contract prices are not necessarily indicative of the Corporation's average cost of cocoa beans or cocoa products.

                       Cocoa Futures Contract Prices
                             (cents per pound)

                            1990   1991   1992   1993   1994

 Annual Average. . . . . .  55.5   52.8   47.6   47.3   59.1
 High. . . . . . . . . . .  63.5   60.0   56.2   56.7   66.1
 Low . . . . . . . . . . .  43.6   45.6   41.3   41.8   51.3

Source:   International Cocoa Organization Quarterly Bulletin of
Cocoa Statistics


 The price of sugar, the Corporation's second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained relatively stable in a range of $.28 to $.31 per pound for the past ten years.

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

 During the first quarter of 1994, domestic milk prices averaged well above the prior year's levels, as a result of significantly lower milk production in Minnesota and Wisconsin. With more favorable weather conditions and bumper crops, milk production began increasing during the second quarter, resulting in lower prices during the last half of the year.

 Peanut prices were moderately higher through the first quarter of 1994 as a result of a lower than average 1993 crop harvest.
However, prices decreased through the last three quarters due to a declining demand for domestic peanuts, favorable crop forecasts and an excellent 1994 harvest.

 Domestic almond prices during the early part of 1994 remained at historically high levels due to low stocks and a below average yield from the 1993 crop. By mid-year, market prices began to decline as a result of an excellent 1994 harvest.

 Pasta is made from semolina milled from durum wheat, a class of hard wheat grown in the United States and Canada. The Corporation purchases semolina from commercial mills and is also engaged in a custom milling agreement to obtain sufficient quantities of semolina. In 1994, the Corporation's semolina costs per pound were the highest since 1981. The exceptionally high costs resulted from short supplies caused by a poor harvest in 1993, combined with United States Government tariffs on imports of Canadian wheat. The tariffs are scheduled to end in September 1995, but could be extended by the United States Government.

 The Corporation attempts to minimize the effect of price fluctuations related to the purchase of its major raw materials primarily through the forward purchasing of such commodities to cover future manufacturing requirements generally for periods ranging from 3 to 24 months. With regard to cocoa and sugar, price risks are also managed by entering into futures and options contracts. At the present time, similar futures and options contracts are not available for use in pricing the Corporation's other major raw materials. Futures contracts are used in combination with forward purchasing of cocoa and sugar requirements principally to take advantage of market fluctuations which provide more favorable pricing opportunities and to increase diversity or flexibility in sourcing these raw materials. The Corporation's commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the Corporation's ability to benefit from possible price decreases.

 The primary effect on liquidity from using futures contracts is associated with margin requirements related to cocoa and sugar futures. Cash outflows and inflows result from original margins which are "good faith deposits" established by the New York Coffee, Sugar and Cocoa Exchange to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements.
The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the market. Historically, cash flows related to margin requirements have not been material to the Corporation's total working capital requirements.

 The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa and sugar, are directly linked to the overall planning and management of the Corporation's business, since the cost of raw materials account for a significant portion of the cost of finished goods. Procurement strategies with regard to cocoa, sugar and other major raw material requirements are developed by the analysis of fundamentals, including weather and crop analysis, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

 The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with Cadbury Beverages Inc. and affiliated companies to manufacture and/or market and distribute PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as YORK, CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendable on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 1994. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute in the United States the KIT KAT and ROLO confectionery products. The Corporation's rights under this agreement are extendable on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1994, the minimum volume requirements were exceeded.




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

Research and Development

   The Corporation engages in considerable research activities. These principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines.

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

Employees

 As of December 31, 1994, the Corporation had approximately 14,000 full-time and 1,600 part-time employees, of whom approximately
6,000 were covered by collective bargaining agreements.  The
Corporation considers its employee relations to be good.

Item 2. PROPERTIES

  The following is a list of the Corporation's principal manufacturing properties. The Corporation owns each of these properties.

  UNITED STATES
     Hershey, Pennsylvania - Confectionery Products (3 principal plants) Lancaster, Pennsylvania - Confectionery Products
     Oakdale, California - Confectionery Products
     Stuarts Draft, Virginia - Confectionery Products
     Winchester, Virginia - Pasta Products

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

                                  PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on pages 16 and 17 of the Corporation's 1994 Annual Report to Stockholders, which information is incorporated herein by reference and reproduced herein as Exhibit 13.

Item 6. SELECTED FINANCIAL DATA

  The following information, for the five years ended December 31, 1994, found in the section "Eleven-Year Consolidated Financial Summary" on the inside back cover of the Corporation's 1994 Annual Report to Stockholders, is incorporated herein by reference and reproduced herein as Exhibit 13: Net Sales; Income from Continuing Operations Before Accounting Changes; Income Per Share from Continuing Operations Before Accounting Changes (excluding Notes g, h and i); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section "Management's Discussion and Analysis", found on pages 15 through 17 and 19, 21 and 23 of the Corporation's 1994 Annual Report to Stockholders, is incorporated herein by reference and reproduced herein as Exhibit 13.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation's 1994 Annual Report to Stockholders, and such financial statements, along with the report of the independent public accountants thereon, are incorporated herein by reference and reproduced herein as Exhibit 13.

  1. Consolidated Statements of Income for the years ended
     December 31, 1994, 1993 and 1992.  (Page 18)

  2. Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1993 and 1992.  (Page 20)

  3. Consolidated Balance Sheets as of December 31, 1994 and 1993.
     (Page 22)

  4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992. (Pages 24 and 25)




  5. Notes to Consolidated Financial Statements (Pages 26 through
     36), including "Quarterly Data (Unaudited)."  (Page 36)

  6. Report of Independent Public Accountants.  (Page 37)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                 PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, positions held with the Corporation, periods of service as a director, principal occupations, business experience, and other directorships of nominees for director of the Corporation are set forth in the section "Election of Directors" in the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders. Reporting of an inadvertent late filing of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the Section "Compliance with Section 16 of the Securities Exchange Act" of the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders. All of the above information is incorporated herein by reference.

Executive Officers of the Corporation as of February 28, 1995

      Name         Age           Positions Held During the Last
                                 Five Years

CORPORATE

K. L. Wolfe        56            Chairman of the Board and Chief
                                 Executive Officer (1993);
                                 President and Chief Operating
                                 Officer (1985)

J. P. Viviano      56            President and Chief Operating
                                 Officer (1993); President,
                                 Hershey Chocolate U.S.A., a
                                 division of Hershey Foods
                                 Corporation (1985)

W. F. Christ       54            Senior Vice President and Chief
                                 Financial Officer (1994);
                                 President, Hershey International,
                                 a division of Hershey Foods
                                 Corporation (1988)

C. L. Duncan       55            Vice President, Research and
                                 Development (1981)

T. C. Fitzgerald   55            Vice President and Treasurer
                                 (1990); Treasurer (1985)







R. M. Garrabrant   42            Controller and Chief Accounting
                                 Officer (1994); Director, Mergers
                                 and Acquisitions (1990);
                                 Director, Corporate Financial
                                 Planning & Analysis (1987)

S. A. Lambly       54            Vice President, Human Resources
                                 (1989)

R. M. Reese        45            Vice President and General
                                 Counsel (1993); Assistant General
                                 Counsel (1987)

B. L. Zoumas       52            Vice President, Science and
                                 Technology (1992); Vice
                                 President, Technical, Hershey
                                 Chocolate U.S.A. (1990); Vice
                                 President, Science and Technology
                                 (1981)

Executive Officers of the Corporation

      Name         Age           Positions Held During the Last
                                 Five Years

DIVISION

R. Brace           51            Vice President, Manufacturing,
                                 Hershey Chocolate North America,
                                 a division of Hershey Foods Corporation
                                 (1995); Vice President,
                                 Manufacturing, Hershey Chocolate
                                 U.S.A. (1987)

J. F. Carr         50            President, Hershey International
                                 (1994); Vice President,
                                 Marketing, Hershey Chocolate
                                 U.S.A. (1984)

F. Cerminara       46            Vice President, Procurement,
                                 Hershey Chocolate North America
                                 (1995); Vice President,
                                 Commodities Procurement, Hershey
                                 Chocolate U.S.A. (1994); Vice
                                 President, Corporate Development
                                 and Commodities (1988)

D. N. Eshleman     40            General Manager, Hershey Grocery,
                                 a division of Hershey Foods
                                 Corporation (1994); Director,
                                 Marketing, Hershey Chocolate
                                 U.S.A. (1988)

M.  H. Holmes      50            Vice President and General
                                 Manager, Chocolate Confectionery,
                                 Hershey Chocolate U.S.A. (1994);
                                 General Manager, Grocery, Hershey
                                 Chocolate U.S.A. (1989)

M. T. Matthews     48            Vice President, Sales, Hershey
                                 Chocolate U.S.A. (1989)

R. W. Meyers       51            President and General Manager,
                                 Hershey Canada Inc., a subsidiary
                                 of Hershey Foods Corporation
                                 (1995); President, Hershey Canada
                                 Inc. (1990); Acting President,
                                 Hershey Canada Inc. (1989)

M. F. Pasquale     47            President, Hershey Chocolate
                                 North America (1995);
                                 President, Hershey Chocolate
                                 U.S.A. (1994); Senior Vice
                                 President and Chief Financial
                                 Officer (1988)





C. M. Skinner      61            President, Hershey Pasta Group,
                                 a division of Hershey Foods
                                 Corporation (1984)


 There are no family relationships among any of the above-named officers of the Corporation.

 Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors following the Annual Meeting of Stockholders in April.


Item 11.  EXECUTIVE COMPENSATION

 Information concerning compensation of the five most highly compensated executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "1994 Executive Compensation" and "Compensation of Directors" in the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

 Information concerning ownership of the Corporation's voting securities by certain beneficial owners, individual nominees for directors, and by management, including the five most highly compensated executive officers, is set forth in the section "Voting Securities" in the Corporation's Proxy Statement for its 1995 Annual Meeting of Stockholders. This information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information concerning "Certain Relationships and Related
Transactions" is set forth in the section "Certain Transactions and Relationships" in the Corporation's Proxy Statement for its 1995
Annual Meeting of Stockholders. This information is incorporated herein by reference.




                                  PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

Item 14(a)(1):  Financial Statements

 The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation's 1994 Annual Report to Stockholders and reproduced herein as Exhibit 13.

Item 14(a)(2):  Financial Statement Schedule

 The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 1994, 1993 and 1992 is filed herewith on the indicated page in response to Item 14(d):

    Schedule II --  Valuation and Qualifying Accounts (Page 15)

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


       In 1993 the Corporation called and redeemed its 9.5% Sinking Fund Debentures due 2009 and its 9.125% Sinking Fund Debentures due 2016.


  (10) Material contracts

    a. After Eight, Kit Kat, and Rolo License Agreement (License Agreement) between Hershey Foods Corporation and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit No. 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit No. 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit No. 19 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

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

    Executive Compensation Plans:

    d. The 1987 Key Employee Incentive Plan, as amended, is attached hereto as Exhibit No. 19(i).

    e. Hershey Foods Corporation's Restated Supplemental Executive Retirement Plan is attached hereto as Exhibit No. 19(ii).

    f.  Hershey Foods Corporation's Non-Management Director
        Retirement Plan is incorporated by reference from Exhibit
        No. 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992.

    g.  Hershey Foods Corporation's Deferral Plan for Non-
        Management Directors is incorporated by reference from Exhibit No. 10 to the Corporation's Annual Report on Form
        10-K for the fiscal year ended December 31, 1992.

    h. A form of the Benefit Protection Agreements entered into between the Corporation and certain of its executive officers is attached hereto as Exhibit No. 10.

  (12)  Computation of ratio of earnings to fixed charges statement

        A computation of ratio of earnings to fixed charges for the years ended December 31, 1994, 1993, 1992, 1991, and 1990 is attached as Exhibit No. 12.

  (13)  Annual report to security holders

        The financial section of the Corporation's 1994 Annual Report to Stockholders is attached as Exhibit No. 13.

  (21)  Subsidiaries of the Registrant

        A list setting forth subsidiaries of the Corporation is attached as Exhibit No. 21.

Item 14(b): Reports on Form 8-K

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HERSHEY FOODS CORPORATION
                                       (Registrant)


Date:  March 6, 1995        By          W. F. CHRIST
                              (W. F. Christ, Senior Vice President
                                    and Chief Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

    Signature              Title                      Date


K. L. WOLFE         Chief Executive Officer    March 6, 1995
(K. L. Wolfe)       and Director

W. F. CHRIST        Chief Financial Officer    March 6, 1995
(W. F. Christ)

R. M. GARRABRANT    Chief Accounting Officer   March 6, 1995
(R. M. Garrabrant)

J. P. VIVIANO       Director                   March 6, 1995
(J. P. Viviano)

H. O. BEAVER, JR.   Director                   March 6, 1995
(H. O. Beaver, Jr.)

T. C. GRAHAM        Director                   March 6, 1995
(T. C. Graham)

B. GUITON HILL      Director                   March 6, 1995
(B. Guiton Hill)

J. C. JAMISON       Director                   March 6, 1995
(J. C. Jamison)

    Signature              Title                      Date


S. C. MOBLEY        Director                   March 6, 1995
(S. C. Mobley)

F. I. NEFF          Director                   March 6, 1995
(F. I. Neff)

R. J. PERA          Director                   March 6, 1995
(R. J. Pera)

J. M. PIETRUSKI     Director                   March 6, 1995
(J. M. Pietruski)

V. A. SARNI         Director                   March 6, 1995
(V. A. Sarni)

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's 1994 annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) on page 9 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP

New York, N.Y.
January 27, 1995



                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports dated January 27, 1995, included or incorporated by reference in this Form 10-K for the year ended December 31, 1994, into the Corporation's previously filed Registration Statements on Forms S-8 or S-3 (File No. 33-35062, File No. 33-45431, File No. 33-45556 and File No. 33-51089).




                              ARTHUR ANDERSEN LLP

New York, N.Y.
March 6, 1995

                                                                                    Schedule II

                  HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               For the Years Ended December 31, 1994, 1993 and 1992
                             (in thousands of dollars)




                                                            Additions
                                         Balance at   Charged to    Charged       Deductions     Balance
                                         Beginning    Costs and     to Other       from          at End
    Description                          of Period    Expenses      Accounts(a)   Reserves      of Period

Year Ended December 31, 1994:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
    Accounts Receivable - Trade          $12,479      $3,144        $(1,016)      $  (635)      $13,972


Year Ended December 31, 1993:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
    Accounts Receivable - Trade          $10,437    $3,371          $   107       $(1,436)      $12,479


Year Ended December 31, 1992:
 Reserves deducted in the
 balance sheet from the assets
 to which they apply:
    Accounts Receivable - Trade          $9,476     $4,812          $   113       $(3,964)      $10,437



(a)     Includes recoveries of amounts previously written off.

                HERSHEY FOODS CORPORATION ANNUAL REPORT ON FORM 10-K


                                Index to Exhibits


       Exhibit No.

         10    -- Benefits Protection Agreements


         12    -- Computation of ratio of earnings to
                   fixed charges statement

         13    -- Financial section of 1994 Annual Report
                   to Stockholders

         19.i  -- The 1987 Key Employee Incentive Plan, as amended


         19.ii -- Hershey Foods Corporation's Restated
                  Supplemental Executive Retirement Plan

         21    -- Subsidiaries of the Registrant

         27    -- Financial Data Schedule for the period ended
                  December 31, 1994.
                  (Required for electronic filing only.)