Form 10-Q
period 1995-04-02
HERSHEY FOODS CORP
filed 1995-05-10
CIK 47111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 April 2, 1995

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

Common Stock, $1 par value - 71,467,127 shares, as of May 1, 1995. Class B Common Stock, $1 par value - 15,242,979 shares, as of May 1, 1995.

    Exhibit Index - Page 12

                          HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Three Months Ended
                                               April 2,        April 3,
                                                 1995            1994


Net Sales                                     $867,446       $883,890


Costs and Expenses:

  Cost of sales                                503,361        526,728
  Selling, marketing and administrative        253,548        261,569


    Total costs and expenses                   756,909        788,297


Income before Interest and Income Taxes        110,537         95,593

  Interest expense, net                          9,144          7,526


Income before Income Taxes                     101,393         88,067

  Provision for income taxes                    40,760         35,051


Net Income                                    $ 60,633       $ 53,016


Net Income per Share                          $    .70       $    .61



Cash Dividends Paid per Share of
  Common Stock                                $  .3250       $  .3000


Cash Dividends Paid per Share of
  Class B Common Stock                        $  .2950       $  .2725



The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     APRIL 2, 1995 AND DECEMBER 31, 1994
                          (in thousands of dollars)

ASSETS                                          1995           1994

  Current Assets:
   Cash and cash equivalents                 $   25,019     $   26,738
   Accounts receivable - trade                  259,481        331,670
   Inventories                                  512,045        445,702
   Deferred income taxes                         99,563        105,948
   Prepaid expenses and other                    43,451         38,608


       Total current assets                     939,559        948,666


  Property, Plant and Equipment, at cost      2,155,486      2,123,529
  Less - accumulated depreciation and
    amortization                               (684,453)      (655,132)


       Net property, plant and equipment      1,471,033      1,468,397

  Intangibles Resulting from Business
    Acquisitions                                450,455        453,582
  Other Assets                                   21,780         20,336


       Total assets                          $2,882,827     $2,890,981


LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                         $   95,776     $  115,428
    Accrued liabilities                         248,174        265,283
    Accrued restructuring reserves               72,097         82,055
    Accrued income taxes                         34,283          8,718
    Short-term debt                             304,042        316,783
    Current portion of long-term debt             3,054          7,954


       Total current liabilities                757,426        796,221

  Long-term Debt                                157,921        157,227

  Other Long-term Liabilities                   303,510        303,056

  Deferred Income Taxes                         194,946        193,377


       Total liabilities                      1,413,803      1,449,881





  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1995 and 1994
    Common Stock, shares issued:
      74,679,357 in 1995 and 1994                74,679         74,679
    Class B Common Stock, shares issued:
      15,242,979 in 1995 and 1994                15,243         15,243
    Additional paid-in capital                   49,411         49,880
    Cumulative foreign currency translation
      adjustments                               (28,622)       (24,537)
    Unearned ESOP compensation                  (37,523)       (38,321)
    Retained earnings                         1,555,768      1,522,867
    Treasury-Common Stock shares at cost:
     3,212,230 in 1995 and 3,187,139 in 1994   (159,932)      (158,711)


       Total stockholders' equity             1,469,024      1,441,100


       Total liabilities and stockholders'
         equity                              $2,882,827     $2,890,981


The accompanying notes are an integral part of these balance sheets.

                            HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                   For the Three Months Ended
                                                      April 2,   April 3,
                                                        1995       1994

Cash Flows Provided from Operating Activities       $  83,357  $   9,607


Cash Flows Provided from (Used by) Investing
  Activities

  Capital additions                                   (32,962)   (43,023)
  Other, net                                           (5,335)       713


Net Cash Flows (Used by) Investing Activities         (38,297)   (42,310)


Cash Flows Provided from (Used by) Financing
  Activities

  Net (decrease) increase in short-term debt          (12,741)    88,095
  Long-term borrowings                                    333       -
  Repayment of long-term debt                          (5,418)    (2,095)
  Cash dividends paid                                 (27,732)   (25,788)
  Repurchase of Common Stock                           (1,221)   (12,453)


Net Cash Flows Provided from (Used by) Financing
  Activities                                          (46,779)    47,759



Increase (Decrease) in Cash and Cash Equivalents       (1,719)    15,056
Cash and Cash Equivalents, beginning of period         26,738     15,959


Cash and Cash Equivalents, end of period            $  25,019  $  31,015




Interest Paid                                       $   9,086  $   6,713

Income Taxes Paid                                   $   8,037  $  29,838




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

2.   Interest expense, net consisted of the following:

                                          For the Three Months Ended
                                        April 2, 1995   April 3, 1994
                                          (in thousands of dollars)

     Interest expense                   $ 10,184           $  9,253
     Interest income                        (746)              (371)
     Capitalized interest                   (294)            (1,356)

        Interest expense, net           $  9,144           $  7,526


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the first quarter were 86,728,387 in 1995 and 87,413,699 in 1994. There were no shares of Preferred Stock outstanding during the periods presented.

     A total of 3,476,230 shares of Common Stock have been repurchased under a share repurchase program of which 3,212,230 shares were held as Treasury Stock as of April 2, 1995.

4.   The majority of inventories are valued under the last-in, first-out
     (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                      April 2, 1995      December 31, 1994
                                            (in thousands of dollars)

     Raw materials                        $318,109           $234,317
     Goods in process                       32,151             28,680
     Finished goods                        246,470            247,272

        Inventories at FIFO                596,730            510,269
     Adjustment to LIFO                    (84,685)           (64,567)

        Total inventories                 $512,045           $445,702

 5.  Restructuring Charge

     In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million following a comprehensive review of domestic and international operations designed to enhance performance of operating assets by lowering operating and administrative costs, eliminating underperforming assets and streamlining the overall decision-making process. The charge of $106.1 million resulted in an after-tax charge of $80.2 million or $.92 per share in 1994.

     The restructuring charge and its subsequent utilization is summarized below (in thousands of dollars):

                                                          Utilized
                                 Total   Utilized as of  in Current  Remaining
                                Charge   Year-End 1994    Period      Reserve
     Employee severance
      benefits                 $ 34,269   $ (4,239)      $(4,754)    $25,276
     Loss on disposal of
      businesses                 39,100       (653)           58      38,505
     Product line
      discontinuations           17,533    (15,166)       (2,799)       (432)
     Consolidation of operations
      and disposal of machinery
      and equipment              15,203     (3,992)       (2,463)      8,748

      Total                    $106,105   $(24,050)      $(9,958)    $72,097

     The charge for employee severance benefits was associated with the elimination of approximately 500 positions in the manufacturing, technical and administrative areas at both domestic and international operations. Approximately 60% of the charge was non-cash. During the first quarter of 1995, non-cash charges to accrued restructuring reserves were $2.3 million. Operating cash flows will be used to fund any severance or other cash items.

 6.  Financial Instruments

     The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 2, 1995 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of April 2, 1995, based upon quoted market prices for the same or similar debt issues.

     As of April 2, 1995, the Corporation had foreign exchange forward contracts maturing in 1995 and 1996 to purchase $25.3 million in foreign currency, primarily Canadian dollars, and to sell $7.2 million in foreign currency, primarily Japanese yen, at contracted forward rates. Additionally, the Corporation had purchased foreign exchange options of $11.6 million and written foreign exchange options of $10.9 million, principally related to British sterling. As of April 2, 1995, the fair value of foreign exchange forward and options contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.



 7. Reference is made to the Registrant's 1994 Annual Report on Form 10-K for more detailed financial statements and footnotes.

               Management's Discussion and Analysis

Results of Operations - First Quarter 1995 vs. First Quarter 1994

Consolidated net sales for the first quarter fell from $883.9 million in 1994 to $867.4 million in 1995, a decrease of 2% from the prior year. The lower sales primarily reflected soft sales of existing domestic confectionery brands and the discontinuance of the Corporation's refrigerated pudding line in late 1994. These decreases were partially offset by incremental sales from new confectionery products, the introduction of confectionery brands in new international markets and modest pasta selling price increases.

The consolidated gross margin increased from 40.4% in 1994 to 42.0% in 1995. The increase was primarily the result of manufacturing efficiency improvements and selling price increases, partially offset by higher costs for certain major raw materials and increased depreciation expense. Selling, marketing and administrative expenses decreased by 3%, due to lower levels of promotion expenses primarily related to the sales volume decline, and lower administrative expenses. These decreases were partially offset by increased advertising expense for existing confectionery brands.

Net interest expense in the first quarter of 1995 was $1.6 million above the comparable period of 1994 as higher short-term interest expense and decreased capitalized interest were only slightly offset by lower fixed interest expense and higher interest income. The 1995 increase in short-term interest reflected higher average short-term borrowing rates, partially offset by lower borrowing levels. A cumulative decrease in expenditures qualifying for interest capitalization resulted in lower capitalized interest in 1995.

The first quarter effective income tax rate increased from 39.8% in 1994 to 40.2% in 1995. The higher rate in 1995 was due primarily to changes in the mix of the Corporation's income among various tax jurisdictions.

Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first three months of 1995, the Corporation's cash and cash equivalents decreased by $1.7 million. Cash provided from operations was sufficient to finance capital additions of $33.0 million, pay cash dividends of $27.7 million, reduce short-term borrowings by $12.7 million, repay long-term debt of $5.4 million and fund share repurchases of $1.2 million. The increase in cash provided from operations versus 1994 reflected changes in accounts receivable balances and the timing of income tax payments.

The ratio of current assets to current liabilities was 1.2:1 as of April 2, 1995 and December 31, 1994. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 24% as of April 2, 1995, and 25% as of December 31, 1994. As of April 2, 1995, the Corporation had $25.0 million of cash and cash equivalents, $3.1 million of current portion of long-term debt and $304.0 million of short-term debt. As of April 2, 1995 the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $525 million which could be borrowed directly or used to support the issuance of commercial paper.

In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million ($80.2 million after-tax or $.92 per share). The restructuring program is expected to be completed in 1995 and result in annual savings of approximately $18.0 million starting in 1996.

As of April 2, 1995, $100 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in June 1990 and an additional $400 million of debt securities under a Form S-3 Registration Statement declared effective in November 1993. Proceeds from any offering of the $500 million of debt securities available under these shelf registrations may be used to reduce existing commercial paper borrowings, finance capital additions, and fund a share repurchase program and future business acquisitions.

As of April 2, 1995, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $125 million to $175 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

A total of 3,476,230 shares of Common Stock have been repurchased for approximately $172.8 million under a share repurchase program. As of April 2, 1995, 3,212,230 shares were held as Treasury Stock.

 Part II

Items 1 through 3 and 5 have been omitted as not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 24, 1995. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

         Name                       Votes For     Votes Withheld

    William H. Alexander           215,616,075       400,548
    Robert H. Campbell             215,711,628       304,995
    Thomas C. Graham               215,716,318       300,305
    Bonnie Guiton Hill             215,665,335       351,288
    John C. Jamison                215,748,179       268,444
    Sybil C. Mobley                215,649,212       367,411
    Francine I. Neff               215,640,146       376,477
    John M. Pietruski              215,753,571       263,052
    Joseph P. Viviano              215,711,759       304,864
    Kenneth L. Wolfe               215,713,723       302,900


The following directors were elected by the holders of the Common
Stock voting as a class:

        Name                       Votes For     Votes Withheld

    Howard O. Beaver               63,856,091        295,882
    Vincent A. Sarni               63,875,681        276,292

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as the independent public accountants for 1995. Stockholders cast 215,564,495 votes FOR the appointment, 264,666 votes AGAINST the appointment and ABSTAINED from casting 187,462 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

    The following items are attached and incorporated herein by reference:

    Exhibit 3 - Restated By-laws of Hershey Foods Corporation as amended and restated on April 24, 1995.

    Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended April 2, 1995 and April 3, 1994.

    Exhibit 27 - Financial Data Schedule for the period ended
    April 2, 1995 (required for electronic filing only).

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the three-month period ended April 2, 1995.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HERSHEY FOODS CORPORATION
                                                    (Registrant)




Date        May 10, 1995                /s/  William F. Christ

                                             William F. Christ
                                             Senior Vice President and
                                             Chief Financial Officer





Date        May 10, 1995                /s/  R. Montgomery Garrabrant

                                             R. Montgomery Garrabrant
                                             Corporate Controller and
                                             Chief Accounting Officer

                          EXHIBIT INDEX








Exhibit 3  -  Amended and restated By-laws of Hershey
              Foods Corporation

Exhibit 12 -  Computation of Ratio of Earnings to Fixed
              Charges


Exhibit 27 -  Financial Data Schedule for the period ended
              April 2, 1995 (required for electronic filing only)