Form 10-Q
period 1995-07-02
HERSHEY FOODS CORP
filed 1995-07-28
CIK 47111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  July 2, 1995

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

Common Stock, $1 par value - 71,233,852 shares, as of July 20, 1995. Class B Common Stock, $1 par value - 15,241,454 shares, as of July 20, 1995.

    Exhibit Index - Page 13

                         HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Three Months Ended
                                                July 2,         July 3,
                                                 1995            1994


Net Sales                                     $722,269       $675,983


Costs and Expenses:

  Cost of sales                                423,763        403,100
  Selling, marketing and administrative        235,717        222,313


    Total costs and expenses                   659,480        625,413


Income before Interest and Income Taxes         62,789         50,570

  Interest expense, net                          7,849          8,503


Income before Income Taxes                      54,940         42,067

  Provision for income taxes                    21,617         16,742


Net Income                                    $ 33,323       $ 25,325


Net Income per Share                          $    .38       $    .29



Cash Dividends Paid per Share of Common Stock $  .3250       $  .3000


Cash Dividends Paid per Share of Class B
  Common Stock                                $  .2950       $  .2725




The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Six Months Ended
                                                July 2,       July 3,
                                                 1995          1994


Net Sales                                     $1,589,715   $1,559,873


Costs and Expenses:

  Cost of sales                                  927,124      929,828
  Selling, marketing and administrative          489,265      483,882


     Total costs and expenses                  1,416,389    1,413,710


Income before Interest and Income Taxes          173,326      146,163

  Interest expense, net                           16,993       16,029


Income before Income Taxes                       156,333      130,134

  Provision for income taxes                      62,377       51,793


Net Income                                    $   93,956   $   78,341


Net Income per Share                          $     1.08   $      .90



Cash Dividends Paid per Share of Common Stock $    .6500   $    .6000


Cash Dividends Paid per Share of Class B
  Common Stock                                $    .5900   $    .5450



The accompanying notes are an integral part of these statements.

                          HERSHEY FOODS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       JULY 2, 1995 AND DECEMBER 31, 1994
                           (in thousands of dollars)

ASSETS                                          1995           1994
  Current Assets:
   Cash and cash equivalents                 $   31,914     $   26,738
   Accounts receivable - trade                  159,315        331,670
   Inventories                                  577,929        445,702
   Deferred income taxes                         96,524        105,948
   Prepaid expenses and other                    52,399         38,608


       Total current assets                     918,081        948,666


  Property, Plant and Equipment, at cost      2,152,547      2,123,529
  Less - accumulated depreciation and
    amortization                               (707,508)      (655,132)


       Net property, plant and equipment      1,445,039      1,468,397

  Intangibles Resulting from Business
    Acquisitions                                449,509        453,582
  Other Assets                                   32,605         20,336


       Total assets                          $2,845,234     $2,890,981


LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                         $   86,411     $  115,428
    Accrued liabilities                         234,075        265,283
    Accrued restructuring reserves               51,929         82,055
    Accrued income taxes                          5,496          8,718
    Short-term debt                             348,131        316,783
    Current portion of long-term debt             2,239          7,954


       Total current liabilities                728,281        796,221

  Long-term Debt                                154,089        157,227

  Other Long-term Liabilities                   309,867        303,056

  Deferred Income Taxes                         189,050        193,377


       Total liabilities                      1,381,287      1,449,881


  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1995 and 1994
    Common Stock, shares issued:
      74,680,882 in 1995 and 74,679,357
      in 1994                                    74,681         74,679
    Class B Common Stock, shares issued:
      15,241,454 in 1995 and 15,242,979
      in 1994                                    15,241         15,243
    Additional paid-in capital                   47,455         49,880
    Cumulative foreign currency translation
      adjustments                               (26,471)       (24,537)
    Unearned ESOP compensation                  (36,725)       (38,321)
    Retained earnings                         1,561,370      1,522,867
    Treasury-Common Stock shares at cost:
     3,440,330 in 1995 and 3,187,139 in 1994   (171,604)      (158,711)


       Total stockholders' equity             1,463,947      1,441,100


       Total liabilities and stockholders'
         equity                              $2,845,234     $2,890,981


The accompanying notes are an integral part of these balance sheets.

                            HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                   For the Six Months Ended
                                                     July 2,       July 3,
                                                      1995          1994

Cash Flows Provided from Operating Activities       $110,644    $ 13,544


Cash Flows Provided from (Used by)
   Investing Activities

 Capital additions                                   (66,569)    (79,354)
 Other, net                                           (6,072)      2,635


Net Cash Flows Used by Investing Activities          (72,641)    (76,719)


Cash Flows Provided from (Used by)
   Financing Activities

 Net increase in short-term debt                      40,948     147,964
 Long-term borrowings                                    410
 Repayment of long-term debt                          (5,839)     (2,297)
 Cash dividends paid                                 (55,453)    (51,483)
 Repurchase of Common Stock                          (12,893)    (31,290)


Net Cash Flows (Used by) Provided from
   Financing Activities                              (32,827)     62,894



Increase (Decrease) in Cash and Cash Equivalents       5,176        (281)
Cash and Cash Equivalents, beginning of period        26,738      15,959


Cash and Cash Equivalents, end of period            $ 31,914    $ 15,678




Interest Paid                                       $ 16,954    $ 15,282


Income Taxes Paid                                   $ 63,040    $ 81,891






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

2.  Interest expense, net consisted of the following:

                                            For the Six Months Ended
                                        July 2, 1995         July 3, 1994
                                            (in thousands of dollars)

       Interest expense                    $19,318            $18,848
       Interest income                      (1,572)              (851)
       Capitalized interest                   (753)            (1,968)

          Interest expense, net            $16,993            $16,029

3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the second quarter and six months ended July 2, 1995 were 86,637,997 and 86,683,439, respectively, and were 87,095,985 and 87,256,569 for the respective periods in 1994. There were no shares of Preferred Stock outstanding during the periods presented.

    A total of 3,704,330 shares of Common Stock have been repurchased under a share repurchase program of which 3,440,330 shares were held as Treasury Stock as of July 2, 1995.

4.  The majority of inventories are valued under the last-in, first-out
    (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                          July 2, 1995     December 31, 1994
                                              (in thousands of dollars)

       Raw materials                        $314,301           $234,317
       Goods in process                       29,542             28,680
       Finished goods                        316,340            247,272

          Inventories at FIFO                660,183            510,269
       Adjustment to LIFO                    (82,254)           (64,567)

          Total inventories                 $577,929           $445,702

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

       The restructuring charge and its subsequent utilization are summarized below by category (in thousands of dollars):

                                   Total  Utilized as of  Utilized   Remaining
                                  Charge  Year-End 1994    in 1995    Reserve
       Employee severance
        benefits                 $ 34,269   $ (4,239)     $ (7,625)    $22,405
       Loss on disposal of
        businesses                 39,100       (653)      (16,362)     22,085
       Product line
        discontinuations           17,533    (15,166)       (3,294)       (927)
       Consolidation of operations
        and disposal of machinery
        and equipment              15,203     (3,992)       (2,845)      8,366

       Total                     $106,105   $(24,050)     $(30,126)    $51,929


    In June 1995, the Corporation completed the sale of Overspecht B.V. (OZF/Jamin) to a management buyout group at OZF/Jamin. During the first half of 1995, non-cash charges to accrued restructuring reserves were $18.9 million, related primarily to the divestiture of OZF/Jamin. Operating cash flows will be used to fund any severance or other cash items.

    The Corporation anticipates that the remaining reserve is adequate to cover the cost of restructuring activities to be completed during 1995. Any deficiencies in particular reserve categories will be offset as requirements in other categories are finalized.

 6. Financial Instruments

    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 2, 1995 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of July 2, 1995, based upon quoted market prices for the same or similar debt issues.

    As of July 2, 1995, the Corporation had foreign exchange forward contracts maturing primarily in 1995 and 1996 to purchase $14.4 million in foreign currency, principally British sterling and Irish punt, and to sell $15.9 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates. Additionally, the Corporation had purchased foreign exchange options of $11.6 million and written foreign exchange options of $10.9 million, principally related to British sterling. As of July 2, 1995, the fair value of foreign exchange forward and options contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

 7. Reference is made to the Registrant's 1994 Annual Report on Form 10-K for more detailed financial statements and footnotes.

       Page 8    Management's Discussion and Analysis

Results of Operations - Second Quarter 1995 vs. Second Quarter 1994

Consolidated net sales for the second quarter rose from $676.0 million in 1994 to $722.3 million in 1995, an increase of 7%. The higher sales primarily reflected volume growth from existing domestic confectionery brands and pasta products and selling price increases in several of the Corporation's foreign businesses. These increases were offset somewhat by lower sales resulting from the discontinuance of the Corporation's refrigerated pudding line in late 1994 and the divestiture of OZF/Jamin in May 1995.

The consolidated gross margin increased from 40.4% in 1994 to 41.3% in 1995. The increase was primarily the result of manufacturing efficiency improvements and selling price increases, partially offset by higher costs for certain major raw materials. Selling, marketing and administrative expenses increased by 6%, due to increased advertising for existing confectionery brands and higher levels of promotion expense primarily related to the sales volume increase. These increases were partially offset by lower administrative expenses.

Net interest expense in the second quarter of 1995 was $.7 million below the comparable period of 1994 due to lower fixed interest expense and higher interest income. The decrease in fixed interest expense reflected reduced long-term borrowings, while increased interest income resulted from higher investment rates and balances.

The second quarter effective income tax rate decreased from 39.8% in 1994 to 39.3% in 1995. The lower rate in 1995 was due primarily to the impact of changes in Pennsylvania state tax regulations which included a June 1995 reduction in the state income tax rate which was retroactive to January 1, 1995.

Results of Operations - Second Six Months 1995 vs. Second Six
Months 1994

Consolidated net sales for the first six months of 1995 increased by $29.8 million or 2% as a result of incremental sales from new confectionery and grocery products, pasta sales volume increases, the introduction of confectionery brands in new international markets and selected selling price increases. These increases were partially offset by lower sales resulting from the discontinuance of the Corporation's refrigerated pudding line in late 1994 and the divestiture of OZF/Jamin in May 1995.

The consolidated gross margin increased from 40.4% in 1994 to 41.7% in 1995. The increase was primarily the result of manufacturing efficiency improvements and selling price increases, partially offset by higher costs for certain major raw materials. Selling, marketing and administrative expenses increased by 1% due to increased advertising for existing confectionery brands, partly offset by lower administrative expenses.

Net interest expense was $1.0 million above prior year as higher short-term interest expense and reduced capitalized interest were only partially offset by lower fixed interest expense and higher interest income. Short-term interest expense was above prior year primarily as a result of higher borrowing rates, partially offset by lower borrowing balances. Capitalized interest was below prior year reflecting lower levels of spending on projects qualifying for interest capitalization. Fixed interest expense was less than prior year due to reduced long-term borrowings, while investment income exceeded prior year as a result of an increase in average investment income rates and higher investment balances.

The effective income tax rate increased from 39.8% in 1994 to 39.9% in 1995. The higher rate in 1995 was due primarily to changes in the mix of the Corporation's income among various tax jurisdictions which more than offset lower Pennsylvania state income taxes resulting from changes in tax regulations enacted in June 1995.

Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first six months of 1995, the Corporation's cash and cash equivalents increased by $5.2 million. Cash provided from operations and short-term borrowings was sufficient to finance capital additions of $66.6 million, pay cash dividends of $55.5 million, repay long-term debt of $5.8 million and fund share repurchases of $12.9 million. The increase in cash generated from operations primarily reflected increases in cash provided from changes in accounts receivable and inventory balances, the timing of income tax payments and higher income in 1995 versus 1994.

The ratio of current assets to current liabilities was 1.3:1 and 1.2:1 as of July 2, 1995 and December 31, 1994, respectively. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 26% as of July 2, 1995, and 25% as of December 31, 1994. As of July 2, 1995 the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $470 million which could be borrowed directly or used to support the issuance of commercial paper.

In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million ($80.2 million after-tax or $.92 per share). The restructuring program is expected to be completed in 1995 and result in annual savings of approximately $18.0 million starting in 1996.

As of July 2, 1995, $100 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in June 1990 and an additional $400 million of debt securities under a Form S-3 Registration Statement declared effective in November 1993. Proceeds from any offering of the $500 million of debt securities available under these shelf registrations may be used to reduce existing commercial paper borrowings, finance capital additions, and fund a share repurchase program and future business acquisitions.

As of July 2, 1995, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $125 million to $175 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

A total of 3,704,330 shares of Common Stock have been repurchased for approximately $184.4 million under a share repurchase program. As of July 2, 1995, 3,440,330 shares were held as Treasury Stock.

Part II

Items 1 through 5 have been omitted as not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

    The following are attached and incorporated herein by reference:

    Exhibit 3 - Restated By-laws of Hershey Foods Corporation as amended and restated on June 6, 1995.

    Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended July 2, 1995 and July 3, 1994.

    Exhibit 27 - Financial Data Schedule for the period ended
    July 2, 1995 (required for electronic filing only).

b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the six-month period ended July 2, 1995.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HERSHEY FOODS CORPORATION
                                                 (Registrant)




Date       July 28, 1995                /s/  William F. Christ

                                             William F. Christ
                                             Senior Vice President and
                                             Chief Financial Officer





Date       July 28, 1995                /s/  R. Montgomery Garrabrant

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
              Foods Corporation

Exhibit 12 -  Computation of Ratio of Earnings to Fixed
              Charges

Exhibit 27 -  Financial Data Schedule for the period
              ended July 2, 1995 (required for electronic filing only)