Form 10-Q
period 1995-10-01
HERSHEY FOODS CORP
filed 1995-11-09
CIK 47111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  October 1, 1995

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

Common Stock, $1 par value - 62,172,779 shares, as of October 30, 1995. Class B Common Stock, $1 par value - 15,241,454 shares, as of
October 30, 1995.

    Exhibit Index - Page 16

       Page 2              HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars except per share amounts)

                                                For the Three Months Ended
                                                October 1,     October 2,
                                                   1995            1994


Net Sales                                       $981,101       $966,511

Costs and Expenses:

 Cost of sales                                   572,443        561,968
 Selling, marketing and administrative           261,710        259,578


    Total costs and expenses                     834,153        821,546


Income before Interest and Income Taxes          146,948        144,965

 Interest expense, net                            13,424         10,309


Income before Income Taxes                       133,524        134,656

 Provision for income taxes                       51,397         53,593


Net Income                                      $ 82,127       $ 81,063


Net Income per Share                            $   1.02       $    .93



Cash Dividends Paid per Share of Common Stock   $  .3600       $  .3250


Cash Dividends Paid per Share of Class B
 Common Stock                                   $  .3250       $  .2950



The accompanying notes are an integral part of these statements.

                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               (in thousands of dollars except per share amounts)

                                                For the Nine Months Ended
                                                October 1,    October 2,
                                                   1995          1994


Net Sales                                       $2,570,816    $2,526,384


Costs and Expenses:

    Cost of sales                                1,499,567     1,491,796
    Selling, marketing and administrative          750,975       743,460


       Total costs and expenses                  2,250,542     2,235,256


Income before Interest and Income Taxes            320,274       291,128

    Interest expense, net                           30,417        26,338


Income before Income Taxes                         289,857       264,790

    Provision for income taxes                     113,774       105,386


Net Income                                      $  176,083    $  159,404


Net Income per Share                            $     2.08    $     1.83



Cash Dividends Paid per Share of Common Stock   $    1.010    $    .9250


Cash Dividends Paid per Share of Class B
    Common Stock                                $    .9150    $    .8400





The accompanying notes are an integral part of these statements.

                          HERSHEY FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    OCTOBER 1, 1995 AND DECEMBER 31, 1994
                          (in thousands of dollars)

ASSETS                                          1995           1994
  Current Assets:
   Cash and cash equivalents                 $   27,274     $   26,738
   Accounts receivable - trade                  355,651        331,670
   Inventories                                  525,627        445,702
   Deferred income taxes                         91,156        105,948
   Prepaid expenses and other                    54,559         38,608

       Total current assets                   1,054,267        948,666


  Property, Plant and Equipment, at cost      2,198,680      2,123,529
  Less - accumulated depreciation and
    amortization                               (736,383)      (655,132)

       Net property, plant and equipment      1,462,297      1,468,397

  Intangibles Resulting from Business
    Acquisitions                                447,962        453,582
  Other Assets                                   24,391         20,336


       Total assets                          $2,988,917     $2,890,981


LIABILITIES & STOCKHOLDERS' EQUITY
  Current Liabilities:
   Accounts payable                          $  119,664     $  115,428
   Accrued liabilities                          270,698        265,283
   Accrued restructuring reserves                40,125         82,055
   Accrued income taxes                          26,222          8,718
   Short-term debt                              849,161        316,783
   Current portion of long-term debt              1,564          7,954

       Total current liabilities              1,307,434        796,221

  Long-term Debt                                154,005        157,227

  Other Long-term Liabilities                   313,640        303,056

  Deferred Income Taxes                         191,190        193,377

       Total liabilities                      1,966,269      1,449,881

Stockholders' Equity:
   Preferred Stock, shares issued:
     none in 1995 and 1994
   Common Stock, shares issued:
     74,733,982 in 1995 and 74,679,357
     in 1994                                     74,734         74,679
   Class B Common Stock, shares issued:
     15,241,454 in 1995 and 15,242,979
     in 1994                                     15,241         15,243
   Additional paid-in capital                    48,580         49,880
   Cumulative foreign currency translation
     adjustments                                (21,900)       (24,537)
   Unearned ESOP compensation                   (35,926)       (38,321)
   Retained earnings                          1,616,146      1,522,867
   Treasury-Common Stock shares at cost:
     12,535,703 in 1995 and 3,187,139
     in 1994                                   (674,227)      (158,711)

       Total stockholders' equity             1,022,648      1,441,100

       Total liabilities and stockholders'
         equity                              $2,988,917     $2,890,981


The accompanying notes are an integral part of these balance sheets.

                           HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                   For the Nine Months Ended
                                                     October 1, October 2,
                                                        1995      1994

Cash Flows Provided from Operating Activities       $182,453    $ 71,073


Cash Flows Provided from (Used by) Investing
 Activities

 Capital additions                                  (114,263)   (109,216)
 Other, net                                             (258)      4,344


Net Cash Flows Used by Investing Activities         (114,521)   (104,872)


Cash Flows Provided from (Used by) Financing
 Activities

 Net increase in short-term debt                     541,978     188,700
 Long-term borrowings                                    410         102
 Repayment of long-term debt                          (6,494)    (14,119)
 Cash dividends paid                                 (82,804)    (79,248)
 Exercise of stock options                            12,087       2,709
 Incentive plan transactions                         (17,057)     (6,813)
 Repurchase of Common Stock                         (515,516)    (38,836)


Net Cash Flows (Used by) Provided from Financing
 Activities                                          (67,396)     52,495


Increase (Decrease) in Cash and Cash Equivalents         536      18,696
Cash and Cash Equivalents, beginning of period        26,738      15,959


Cash and Cash Equivalents, end of period            $ 27,274    $ 34,655


Interest Paid                                       $ 29,149    $ 26,558


Income Taxes Paid                                   $ 74,078    $ 99,991


The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the information contained herein. All such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to the 1995 presentations.

2.  Interest expense, net consisted of the following:

                                            For the Nine Months Ended
                                        October 1, 1995  October 2, 1994

                                           (in thousands of dollars)

       Interest expense                    $33,857            $30,019
       Interest income                      (2,090)            (1,154)
       Capitalized interest                 (1,350)            (2,527)

          Interest expense, net            $30,417            $26,338


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the third quarter and nine months ended October 1, 1995 were 80,630,609 and 84,673,193, respectively, and were 86,807,945 and 87,108,115 for the respective periods in 1994. There were no shares of Preferred Stock outstanding during the periods presented.

    A total of 3,749,930 shares of Common Stock have been repurchased under a share repurchase program begun in 1993 of which 3,485,930 shares were held as Treasury Stock as of October 1, 1995. In addition, on August 4, 1995, the Corporation purchased 9,049,733 shares of its Common Stock from Hershey Trust Company, as Trustee for Milton Hershey School. A total of 12,535,703 shares were held as Treasury Stock as of October 1, 1995.

4.  The majority of inventories are valued under the last-in, first-out
    (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                        October 1, 1995   December 31, 1994
                                             (in thousands of dollars)

       Raw materials                       $252,533           $234,317
       Goods in process                      33,007             28,680
       Finished goods                       318,753            247,272

          Inventories at FIFO               604,293            510,269
       Adjustment to LIFO                   (78,666)           (64,567)

          Total inventories                $525,627           $445,702



 5. Restructuring Charges

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

    The restructuring charge and its subsequent utilization are summarized below by category (in thousands of dollars):

                            Total  Utilized   Utilized   Reversed  Remaining
                           Charge   in 1994    in 1995    in 1995   Reserve
    Employee severance
     benefits            $ 34,269  $ (4,239)  $ (9,905)  $ (8,565)  $11,560
    Loss on disposal of
     businesses            39,100      (653)   (14,808)       -      23,639
    Product line
     discontinuations      17,533   (15,166)      (788)      (700)      879
    Consolidation of
     operations and
     disposal of
     machinery
     and equipment         15,203    (3,992)    (2,964)    (4,200)    4,047
       Total             $106,105  $(24,050)  $(28,465)  $(13,465)  $40,125

    In June 1995, the Corporation completed the sale of Overspecht B.V. (OZF/Jamin) to a management buyout group at OZF/Jamin. During the first nine months of 1995, net non-cash charges to accrued restructuring reserves were $15.0 million, related primarily to the divestiture of OZF/Jamin. Operating cash flows will be used to fund any severance or other cash items.

    The Corporation anticipates that the remaining reserve is adequate to cover the cost of restructuring activities to be completed during 1995. The $13.5 million of 1994 accrued restructuring reserves reversed during the period was primarily the result of revisions and changes in estimates relating to the restructuring plan.

    During the third quarter, a pre-tax restructuring charge of $16.6 million was recorded associated with the Voluntary Retirement Program announced by the Corporation in August 1995. The charge was primarily related to the funding of retirement benefits for eligible employees who elected early retirement. This cash charge will be funded from operating cash flows. The after-tax impact of this charge was offset by the partial reversal of 1994 accrued restructuring reserves.

 6. Financial Instruments

    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 1, 1995 because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximated fair value as of October 1, 1995, based upon quoted market prices for the same or similar debt issues.

    As of October 1, 1995, the Corporation had foreign exchange forward contracts maturing primarily in 1995 and 1996 to purchase $26.1 million in foreign currency, principally British sterling, German marks, and Irish punts, and to sell $20.8 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

    Additionally, the Corporation had purchased foreign exchange options of $11.6 million and written foreign exchange options of $10.9 million, principally related to British sterling. As of October 1, 1995, the fair value of foreign exchange forward and options contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

 7. Reference is made to the Registrant's 1994 Annual Report on Form 10-K for more detailed financial statements and footnotes.

               Management's Discussion and Analysis

Results of Operations - Third Quarter 1995 vs. Third Quarter 1994

Consolidated net sales for the third quarter rose from $966.5 million in 1994 to $981.1 million in 1995, an increase of 2%. The higher sales primarily reflected incremental sales of new confectionery and grocery products and volume growth from existing confectionery brands in the United States, Canada and Europe and from pasta products. These increases were offset somewhat by lower sales resulting from the divestiture of Overspecht B.V. (OZF/Jamin) in the second quarter of 1995 and the discontinuance of the Corporation's refrigerated pudding line in late 1994.

The consolidated gross margin decreased from 41.9% in 1994 to 41.7% in 1995. The decrease was primarily the result of higher prices for certain major raw materials and packaging partially offset by the favorable impact of the divestiture of the lower margin OZF/Jamin business and manufacturing efficiency improvements. Selling, marketing and administrative expenses increased by 1%, due to increased advertising for existing confectionery brands offset partially by a decrease in promotion and administrative expenses.

Net interest expense in the third quarter of 1995 was $3.1 million above the comparable period of 1994 due to higher short-term interest expense offset slightly by lower fixed interest expense. The increase in short-term interest expense reflected higher borrowing rates and increased borrowings associated with the purchase of Common Stock from Hershey Trust Company (Hershey Trust), as Trustee for Milton Hershey School, while fixed interest expense was less than prior year as a result of reduced long-term borrowings.

The third quarter effective income tax rate decreased from 39.8% in 1994 to 38.5% in 1995. The lower rate in 1995 was due to a tax benefit resulting from the 1995 restructuring charge for the Voluntary Retirement Program which more than offset the tax effect associated with the partial reversal of 1994 accrued restructuring reserves.

Results of Operations - First Nine Months 1995 vs. First Nine Months 1994

Consolidated net sales for the first nine months of 1995 increased by $44.4 million or 2% over the comparable period of 1994. The higher sales reflected incremental sales from new confectionery and grocery products, the introduction of confectionery brands in new international markets, volume growth from existing confectionery and pasta brands and selected selling price increases principally in the Corporation's international businesses. These increases were partially offset by lower sales resulting from the divestiture of OZF/Jamin in the second quarter of 1995 and the discontinuance of the Corporation's refrigerated pudding line in late 1994.

The consolidated gross margin increased from 41.0% in 1994 to 41.7% in 1995. The increase was primarily the result of manufacturing efficiency improvements, selling price increases, and the favorable impact of the OZF/Jamin divestiture. These increases were partially offset by higher prices for certain major raw materials and packaging. Selling, marketing and administrative expenses increased by 1% due to increased advertising for existing confectionery brands, partly offset by reduced promotion and administrative expenses.

Net interest expense was $4.1 million above prior year as higher short-term interest expense resulting from higher borrowing rates and reduced capitalized interest reflecting lower levels of spending on projects qualifying for interest capitalization were only partially offset by lower fixed interest expense and higher interest income. Fixed interest expense was less than prior year due to reduced long-term borrowings, while investment income exceeded prior year as a result of an increase in average investment income rates and higher investment balances.

The effective income tax rate decreased from 39.8% in 1994 to 39.3% in 1995. The lower rate in 1995 reflected a tax benefit resulting from the 1995 restructuring charge which more than offset the tax effect associated with the partial reversal of 1994 accrued restructuring reserves.

Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first nine months of 1995, the Corporation's cash and cash equivalents increased by $.5 million. Cash provided from operations and short-term borrowings was sufficient to fund share repurchases of $515.5 million, finance capital additions of $114.3 million, pay cash dividends of $82.8 million and repay long-term debt of $6.5 million. The increase in cash generated from operations primarily reflected favorable changes in working capital balances and higher income in 1995 versus 1994.

The ratio of current assets to current liabilities was .8:1 and 1.2:1 as of October 1, 1995 and December 31, 1994, respectively. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 50% as of October 1, 1995, and 25% as of December 31, 1994. The decrease in the current ratio and the increase in the capitalization ratio resulted primarily from short-term borrowings during the third quarter to finance the purchase of Common Stock from the Hershey Trust. As of October 1, 1995 the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $1.0 billion which could be borrowed directly or used to support the issuance of commercial paper.

In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million ($80.2 million after-tax or $.92 per share). In the third quarter of 1995, $13.5 million of accrued restructuring reserves related to the 1994 restructuring charge was reversed primarily as a result of revisions and changes in estimates relating to the restructuring plan. The restructuring program is expected to be completed in 1995 and result in annual savings of approximately $15.0 million starting in 1996. Also during the third quarter, a $16.6 million pre-tax restructuring charge was recorded associated with a Voluntary Retirement Program announced by the Corporation in August 1995. The charge was primarily related to the funding of retirement benefits for eligible employees who elected early retirement. The after-tax impact of this charge was offset by the partial reversal of 1994 accrued restructuring reserves. This cash charge will be funded from operating cash flows.

As of October 1, 1995, $100 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in June 1990 and an additional $400 million of debt securities under a Form S-3 Registration Statement declared effective in November 1993 (see Subsequent Event). Proceeds from any offering of the $500 million of debt securities available under these shelf registrations may be used to reduce existing commercial paper borrowings, finance capital additions, and fund a share repurchase program and future business acquisitions.

As of October 1, 1995, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $125 million to $175 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

A total of 3,749,930 shares of Common Stock have been repurchased for approximately $187.0 million under a share repurchase program begun in 1993. As of October 1, 1995, 3,485,930 of these shares were held as Treasury Stock. On August 4, 1995, the Corporation purchased an additional 9,049,773 shares of its Common Stock from the Hershey Trust for $500.0 million. As of October 1, 1995, a total of 12,535,703 shares were held as Treasury Stock.

Hershey Trust has advised the Corporation that it sold the shares to further diversify its investment holdings. Hershey Trust also indicated that it intends to maintain voting control of the Corporation. Hershey Trust, which had 77.1% of the voting power of both classes of common stock prior to the transaction, had 76.1% following the transaction.

Subsequent Event

On September 27, 1995, the Corporation entered into an Underwriting Agreement with Goldman, Sachs & Co., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner and Smith Incorporated with respect to the issuance by the Corporation of certain debt securities. The Corporation also entered into a Pricing Agreement concerning the issuance and sale of $200 million aggregate principal amount of 6.70% Notes due October 1, 2005 (Notes). Information concerning the Notes and related matters is set forth in the Corporation's Prospectus dated December 3, 1993, and in a Prospectus Supplement which was filed with the Securities and Exchange Commission on October 2, 1995. The issuance of $200 million of Notes was completed on October 2, 1995 and the proceeds were used to reduce short-term borrowings.

As of October 2, 1995, $300 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in November 1993.

Part II

Items 1 through 4 have been omitted as not applicable.

Item 5 - Other Information

On September 27, 1995, the Corporation entered into an Underwriting Agreement with Goldman, Sachs & Co., Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner and Smith Incorporated with respect to the issuance by the Corporation of certain debt securities. The Corporation also entered into a Pricing Agreement concerning the issuance and sale of $200 million aggregate principal amount of 6.70% Notes due October 1, 2005 (Notes). Information concerning the Notes and related matters is set forth in the Corporation's Prospectus dated December 3, 1993, and in a Prospectus Supplement which was filed with the Securities and Exchange Commission on October 2, 1995. The issuance of $200 million of Notes was completed on October 2, 1995 and the proceeds were used to reduce short-term borrowings.

As of October 2, 1995, $300 million of debt securities remained available for issuance under a Form S-3 Registration Statement which was declared effective in November 1993.

In the third quarter of 1995, the Corporation offered a Voluntary Retirement Program to eligible employees. The program gave eligible employees an opportunity to retire with enhanced retirement benefits. A pre-tax restructuring charge of $16.6 million was recorded to cover the anticipated costs of the program. This charge was partially offset by a $13.5 million reversal of 1994 accrued restructuring reserves which was primarily the result of revisions and changes in estimates relating to the restructuring plan. The after-tax impact of the 1995 charge was offset by the partial reversal of 1994 accrued restructuring reserves.

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

    The following are attached and incorporated herein by reference:

    Exhibit 3 - Restated By-laws of Hershey Foods Corporation as amended and restated on October 3, 1995.

    Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 1, 1995 and October 2, 1994.

    Exhibit 27 - Financial Data Schedule for the period ended
    October 1, 1995 (required for electronic filing only).

    Exhibit 99 - Press release announcing that Hershey Foods Corporation had purchased 9,049,773 shares of its Common Stock from Hershey Trust Company, as Trustee under the deed of trust with Milton S. Hershey and Catherine S. Hershey for benefit of Milton Hershey School.

b)  Reports on Form 8-K

    A report on Form 8-K was filed August 4, 1995, announcing the purchase of 9,049,773 shares of its Common Stock from Hershey Trust Company, as Trustee under the deed of trust with Milton
    S. Hershey and Catherine S. Hershey for benefit of Milton
    Hershey School.

    A report on Form 8-K was filed October 2, 1995, announcing that the Corporation entered into an Underwriting Agreement and a Pricing Agreement with respect to the issuance and sale by the Corporation of $200 million of debt securities.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HERSHEY FOODS CORPORATION
                                                 (Registrant)




Date   November 9, 1995                 /s/  William F. Christ

                                             William F. Christ
                                             Senior Vice President and
                                             Chief Financial Officer





Date   November 9, 1995                 /s/  R. Montgomery Garrabrant

                                             R. Montgomery Garrabrant
                                             Corporate Controller and
                                             Chief Accounting Officer

                             EXHIBIT INDEX


Exhibit 3  - Amended and restated By-laws of Hershey Foods Corporation


Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 - Financial Data Schedule for the period ended October 1, 1995
             (required for electronic filing only)

Exhibit 99 - Press release announcing the purchase by Hershey Foods
             Corporation of 9,049,773 shares of it's Common Stock from the Hershey Trust Company