Form 10-K
period 1995-12-31
HERSHEY FOODS CORP
filed 1996-03-13
CIK 47111

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-K
 (Mark One)

    (X)         Annual Report Pursuant to Section 13 or 15(d)
            of the Securities Exchange Act of 1934  Fee Required
                 For the fiscal year ended December 31, 1995
                                    OR
    ( )     Transition Report Pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934  No Fee Required
               For the transition period from ..... to .....

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

 Common Stock, one dollar par value   $3,708,702,360, as of March 1,1996.

 Class B Common Stock, one dollar par value   $6,622,769 as of March 1,1996.
 While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis.
 The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on March 1, 1996.

 Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

 Common Stock, one dollar par value   62,093,226 shares, as of March 1,1996.

 Class B Common Stock, one dollar par value   15,241,454 shares, as of
 March 1, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE
 The Corporation's Consolidated Financial Statements and Management's Discussion and Analysis for the year ended December 31, 1995 are included in the Appendix to the Corporation's Proxy Statement for the Corporation's 1996 Annual Meeting of Stockholders and are incorporated by reference into Part II and are filed as Exhibit 13 hereto.
Portions of the Proxy Statement are incorporated by reference herein into Part III.

                                     PART I


Item 1.  BUSINESS

 Hershey Foods Corporation and its subsidiaries (the "Corporation") are engaged in the manufacture, distribution and sale of consumer food products. The Corporation, primarily through its Hershey Chocolate North America, Hershey Grocery, Hershey International and Hershey Pasta Group divisions, produces and distributes a broad line of chocolate and non-chocolate confectionery, grocery and pasta products.

 The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

 The Corporation's principal product groups include: chocolate and non-chocolate confectionery products sold in the form of bar goods, bagged items and boxed items; grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages; and pasta products sold in a variety of shapes, sizes and packages. The Corporation believes it is a major factor in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and non-chocolate confectionery products are greater than those on pasta and other food products.

 In North America, the Corporation manufactures chocolate and non-chocolate confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar product, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and non-chocolate confectionery products in the United States are: HERSHEY'S COOKIES 'N' CREME chocolate bars, HERSHEY'S COOKIES 'N' MINT chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S HUGS WITH ALMONDS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, HERSHEY'S NUGGETS chocolates, AMAZIN' FRUIT gummy bears fruit candy, CADBURY'S CREME EGGS candy, CARAMELLO candy bars, KIT KAT wafer bars, LUDEN'S throat drops, MR. GOODBAR milk chocolate bars with peanuts, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, REESE'S crunchy peanut butter cups, REESE'S NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, ROLO caramels in milk chocolate, SKOR toffee bars, SYMPHONY milk chocolate bars, TWIZZLERS candy, WHATCHAMACALLIT candy bars, YORK peppermint pattie candy and 5TH AVENUE candy bars. Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S brand name.

 The Corporation manufactures and markets a line of grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY'S baking chips, HERSHEY'S drink boxes, HERSHEY'S chocolate milk mix, HERSHEY'S cocoa, HERSHEY'S CHOCOLATE SHOPPE toppings, HERSHEY'S HOT COCOA COLLECTION cocoa mix, HERSHEY'S syrup, REESE'S peanut butter and REESE'S peanut butter baking chips. HERSHEY'S chocolate milk is produced and sold under license by certain independent dairies throughout the United States, using a chocolate milk mix manufactured by the Corporation.

 The Corporation's chocolate and non-chocolate confectionery and grocery products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its chocolate and non-chocolate confectionery products are sold
in over 2 million retail outlets in North America.   In 1995, sales to
Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 11% of total net sales.

The Corporation manufactures and markets high-quality assorted pralines and seasonal chocolate products in Germany under the GUBOR brand name which are sold directly to retailers. In Italy, the Corporation manufactures and markets various confectionery and grocery products under the SPERLARI and several other brand names. In Japan, the Corporation imports and markets selected HERSHEY'S chocolate and non-chocolate confectionery products. The Corporation also exports chocolate and non-chocolate confectionery products to over 60 countries worldwide.

 The Corporation manufactures and sells quality pasta products throughout the United States. The Corporation markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT 'N FLUFFY, MRS. WEISS, P&R, RONZONI, SAN GIORGIO and SKINNER, as well as certain private labels. These products are sold through chain grocery stores, grocery wholesalers, wholesale clubs, convenience stores and food distributors.

 In June 1995, the Corporation completed the sale of the outstanding stock of Overspecht B.V. (OZF Jamin), which manufactures and distributes chocolate and confectionery products, cookies, biscuits and ice cream in Western Europe. During December 1995, the Corporation completed the acquisition of Henry Heide, Incorporated, a privately held company located in New Jersey which manufactures and markets a variety of non-chocolate confectionery products including JUJYFRUITS candies and WUNDERBEANS jellybeans. Also during December 1995, the Corporation entered into definitive agreements to sell the assets of Hershey Canada, Inc.'s BEECH-NUT cough drop, BREATH SAVERS and LIFE SAVERS hard candy and PLANTERS nut businesses. These divestitures were completed in January, 1996.

 The Corporation's marketing strategy is based upon the consistently superior quality of its products, mass distribution and the best possible consumer value in terms of price and weight. In addition, the Corporation devotes considerable resources to the identification, development, testing, manufacturing and marketing of new products. The Corporation utilizes a variety of promotional programs for customers and advertising and promotional programs for consumers. The Corporation employs promotional programs at various times during the year to stimulate sales of certain products. Chocolate and non-chocolate confectionery and grocery seasonal and holiday-related sales have typically been highest during the third and fourth quarters of the year.

 The Corporation recognizes that the mass distribution of its consumer food products is an important element in maintaining sales growth and providing service to its customers. The Corporation attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of efficiencies in distribution. To achieve these objectives, the Corporation has developed a distribution network from its manufacturing plants, distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. The Corporation uses a combination of public and contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the effective promotion of new, as well as established, products on both national and regional scales.

 From time to time the Corporation has changed the prices and weights of its products to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. As a result of higher raw material and packaging costs and the cumulative affect of inflation on other costs since the last standard candy bar price increase in 1991, the Corporation, in December 1995, implemented a wholesale price increase of approximately 11% on its standard and king-size candy bars sold in the United States.

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

                         Cocoa Futures Contract Prices
                               (cents per pound)

                      1991    1992    1993    1994    1995

 Annual Average. . .  52.8    47.6    47.3    59.1    61.2
 High. . . . . . . .  60.0    56.2    56.7    66.1    64.1
 Low . . . . . . . .  45.6    41.3    41.8    51.3    58.3

Source:   International Cocoa Organization Quarterly Bulletin of Cocoa
Statistics


 The price of sugar, the Corporation's second most important commodity for its domestic chocolate and non-chocolate confectionery products, is subject to price supports under farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained relatively stable in a range of $.28 to $.32 per pound for the past ten years.

 Other raw materials purchased in substantial quantities for domestic confectionery manufacturing purposes include milk, peanuts and almonds. The price of milk is affected by Federal Marketing Orders and the prices of milk and peanuts are affected by price support programs administered by the United States Department of Agriculture. The Food, Agriculture, Conservation, and Trade Act of 1990, which is a five-year extension of prior farm legislation, was passed by Congress in October 1990. This legislation has an impact on the prices of sugar, peanuts, and milk because it sets price support levels for these and other commodities. This law is currently being reviewed by Congress and the nature of any new legislation is uncertain at this time.

 During the first quarter of 1995, domestic milk prices averaged well below the prior year's levels, as a result of improved milk production in Minnesota and Wisconsin. The extreme heat throughout the country during the summer of 1995 negatively affected milk production and production of dairy feeds. As a result, prices rose during the fourth quarter.

 Peanut prices were stable throughout the first three quarters of 1995 due to stagnant demand and a favorable 1994 crop. However, prices increased slightly during the fourth quarter of the year due to a below average 1995 crop.

 Almond prices rose significantly in early 1995 as California experienced adverse weather during the growing season. As prospects for a favorable new crop diminished, prices rose again in late summer to an unprecedented level and remained near this level for the balance of the year.

 Pasta is made from semolina milled from durum wheat, a class of hard wheat grown in the United States and Canada. The Corporation purchases semolina from commercial mills and is also engaged in a custom milling agreement to obtain sufficient quantities of semolina. In 1995, the market price for semolina remained near historic highs. The exceptionally high cost resulted from short supplies of durum wheat combined with U.S. Government tariffs on imports of Canadian wheat. The tariffs expired as scheduled in September 1995 but prices remained high due to a continued worldwide shortage of durum wheat.

 The Corporation attempts to minimize the effect of price fluctuations related to the purchase of its major raw materials primarily through the forward purchasing of such commodities to cover future manufacturing requirements generally for periods ranging from 3 to 24 months. With regard to cocoa, sugar and corn sweeteners, price risks are also managed by entering into futures and options contracts. At the present time, similar futures and options contracts are not available for use in pricing the Corporation's other major raw materials. Futures contracts are used in combination with forward purchasing of cocoa, sugar and corn sweetener requirements principally to take advantage of market fluctuations which provide more favorable pricing opportunities and to increase diversity or flexibility in sourcing these raw materials. The Corporation's commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the Corporation's ability to benefit from possible price decreases.

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

 The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar and corn sweeteners, are directly linked to the overall planning and management of the Corporation's business, since the cost of raw materials accounts for a significant portion of the cost of finished goods. Procurement strategies with regard to cocoa, sugar and other major raw material requirements are developed by the analysis of fundamentals, including weather and crop analysis, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

 The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as YORK, CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendable on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 1995. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute in the United States KIT KAT and ROLO confectionery products. The Corporation's rights under this agreement are extendable on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1995, the minimum volume requirements were exceeded.

Competition

 Many of the Corporation's brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. However, these brands are sold in highly competitive markets and compete with many other multinational, national, regional and local firms, some of which have resources in excess of those available to the Corporation.

Trademarks

 The Corporation owns various registered and unregistered trademarks and service marks, and has rights under licenses to use various trademarks which are of material importance to the Corporation's business.

Backlog of Orders

 The Corporation manufactures primarily for stock and fills customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to total sales, nor are the changes from time to time significant.

Research and Development

   The Corporation engages in a variety of research activities. These principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines.

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

Employees

 As of December 31, 1995, the Corporation had approximately 13,300 full-time and 1,500 part-time employees, of whom approximately 6,000 were covered by collective bargaining agreements. The Corporation considers its employee relations to be good.

Financial Information by Geographic Area

 Information concerning the Corporation's geographic segments is contained in Footnote 17 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in the Appendix to the Proxy Statement for its 1996 Annual Meeting of
Stockholders (the "Proxy Statement"), which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 2. PROPERTIES

  The following is a list of the Corporation's principal manufacturing properties. The Corporation owns each of these properties.

  UNITED STATES
     Hershey, Pennsylvania - confectionery and grocery products
                             (3 principal plants)
     Lancaster, Pennsylvania - confectionery products
     Oakdale, California - confectionery and grocery products
     Stuarts Draft, Virginia - confectionery products
     Winchester, Virginia - pasta products

  CANADA
     Smiths Falls, Ontario - confectionery products

  In addition to the locations indicated above, the Corporation owns or leases several other properties used for manufacturing chocolate and non-chocolate confectionery, grocery and pasta products and for sales, distribution and administrative functions.

  The Corporation's plants are efficient and well maintained. These plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest plants are located in Hershey, Pennsylvania. Many additions and improvements have been made to these facilities over the years and the plants' manufacturing equipment includes equipment of the latest type and technology.

Item 3. LEGAL PROCEEDINGS

  The Corporation has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

  Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on pages A-7 and A-8 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in the Appendix to the Proxy Statement which is deemed to be part of the Annual Report to Stockholders and which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 6. SELECTED FINANCIAL DATA

  The following information, for the five years ended December 31, 1995, found in the section "Eleven-Year Consolidated Financial Summary" on pages A-29 through A-31 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto: Net Sales; Income from Continuing Operations Before Accounting Changes; Income Per Share from Continuing Operations Before Accounting Changes (excluding Notes g, h, i and j); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The section "Management's Discussion and Analysis", found on pages A-1 through A-8 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in the Appendix to the Proxy Statement, is incorporated herein by reference and filed as
Exhibit 13 hereto.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in the Appendix to the Proxy Statement, and such financial statements, along with the report of the independent public accountants thereon, are incorporated herein by reference and filed as Exhibit 13 hereto.

     1. Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993.(Page A-9)

     2.  Consolidated Balance Sheets as of December 31, 1995 and 1994.
         (Page A-10)

     3. Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993. (Page A-11)

     4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993. (Page A-12)

     5. Notes to Consolidated Financial Statements (Pages A-13 through A-26), including "Quarterly Data(Unaudited)." (Page A-26)

     6.  Report of Independent Public Accountants.  (Page A-28)


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages, positions held with the Corporation, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of the Corporation are set forth in the section "Election of Directors" in the Proxy Statement. This information is incorporated herein by reference.

Executive Officers of the Corporation as of March 1, 1996

      Name         Age      Positions Held During the Last Five Years

CORPORATE

K. L. Wolfe. . .   57   Chairman of the Board and Chief Executive
                        Officer (1993); President and Chief Operating
                        Officer (1985)

J. P. Viviano. .   57   President and Chief Operating Officer (1993);
                        President, Hershey Chocolate U.S.A., now
                        Hershey Chocolate North America, a division of Hershey Foods Corporation (1985)

W. F. Christ . .   55   Senior Vice President and Chief Financial
                        Officer (1994); President, Hershey
                        International, a division of Hershey Foods
                        Corporation (1988)

R. E. Bentz. . .   48   Vice President, Information Technology
                        Integration (1995); Vice President, Finance
                        and Administration, Hershey Chocolate North
                        America (1995); Vice President, Finance and
                        Administration, Hershey Chocolate U.S.A.
                        (1989)

C. L. Duncan . .   56   Vice President, Research and Development
                        (1981)

T. C. Fitzgerald . 56   Vice President and Treasurer (1990)

S. A. Lambly . .   55   Vice President, Human Resources (1989)

R. M. Reese  . .   46   Vice President, General Counsel and Secretary
                        (1995); Vice President and General Counsel
                        (1992); Assistant General Counsel (1987)

D. W. Tacka. . .   42   Corporate Controller and Chief Accounting
                        Officer (1995); Vice President, Finance and
                        Administration, Hershey Pasta Group, a
                        division of Hershey Foods Corporation (1989)


B. L. Zoumas . .   53   Vice President, Science and Technology
                        (1992); Vice President, Technical, Hershey
                        Chocolate U.S.A. (1990)

       Name        Age    Positions Held During The Last Five Years

DIVISION

R. Brace   . . .   52   Vice President, Manufacturing, Hershey
                        Chocolate North America (1995); Vice
                        President, Manufacturing, Hershey Chocolate
                        U.S.A. (1987)

J. F. Carr   . .   51   President, Hershey International (1994); Vice
                        President, Marketing, Hershey Chocolate
                        U.S.A. (1984)

F. Cerminara . .   47   Vice President, Procurement, Hershey
                        Chocolate North America (1995); Vice
                        President, Commodities Procurement, Hershey
                        Chocolate U.S.A. (1994); Vice President,
                        Corporate Development and Commodities (1988)

D. N. Eshleman .   41   General Manager, Hershey Grocery, a division
                        of Hershey Foods Corporation (1994);
                        Director, Marketing, Hershey Chocolate U.S.A.
                        (1988)

M. H. Holmes . .   51   Vice President and General Manager, Chocolate
                        Confectionery, Hershey Chocolate U.S.A.
                        (1994); General Manager, Grocery, Hershey
                        Chocolate U.S.A. (1989)

M. T. Matthews .   49   Vice President, Sales, Hershey Chocolate
                        U.S.A. (1989)

R. W. Meyers . .   52   President and General Manager, Hershey Canada
                        Inc., a subsidiary of Hershey Foods
                        Corporation (1995); President, Hershey Canada
                        Inc. (1990)

M. F. Pasquale .   48   President, Hershey Chocolate North America
                        (1995); President, Hershey Chocolate U.S.A.
                        (1994); Senior Vice President and Chief
                        Financial Officer (1988)

C. M. Skinner. .   62   President, Hershey Pasta Group (1984)
__________________

 There are no family relationships among any of the above-named officers of the Corporation.

 Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors following the Annual Meeting of Stockholders in April.

 Reporting of an inadvertent late filing of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the Section "Compliance with Section 16(a) of the Securities Exchange Act of 1934" of the Proxy Statement.


Item 11.  EXECUTIVE COMPENSATION

 Information concerning compensation of the five most highly-compensated executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "1995 Executive Compensation" and "Compensation of Directors" in the Proxy Statement. This information is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

 Information concerning ownership of the Corporation's voting securities by certain beneficial owners, individual nominees for directors, and by management, including the five most highly-compensated executive officers, is set forth in the section "Voting Securities" in the Proxy Statement. This information is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 Information concerning "Certain Relationships and Related
Transactions" is set forth in the section "Certain Transactions and Relationships" in the Proxy Statement. This information is incorporated herein by reference.



                                    PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)(1):  Financial Statements

 The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in
Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in the Appendix to the Proxy Statement and filed as Exhibit 13 hereto.

Item 14(a)(2):  Financial Statement Schedule

 The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 1995, 1994 and 1993 is filed herewith on the indicated page in response to Item 14(d):

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

Item 14(a)(3):  Exhibits

 The following items are attached or incorporated by reference in response to Item 14(c):

  (3)  Articles of Incorporation and By-laws

       The Corporation's Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended
       April 3, 1988.   The By-laws, as amended on October 3, 1995, are
       incorporated by reference from Exhibit 3 to the Corporation's Report on Form 10-Q for the quarter ended October 1, 1995.

  (4) Instruments defining the rights of security holders, including indentures

       The Corporation has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. These classes consist of the following:

       a. 8.45% to 9.92% Medium-Term Notes due 1995-1998

       b. 6.7% Notes due 2005

       c. 8.8% Debentures due 2021

       d. Other Obligations

       The Corporation will furnish copies of the above debt instruments to the Commission upon request.

  (10) Material contracts

     a. Kit Kat and Rolo License Agreement (the "License Agreement") between Hershey Foods Corporation and Rowntree Mackintosh Confectionery Limited is incorporated by reference from
        Exhibit 10(a) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

     b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

     c. Cadbury Trademark & Technology License Agreement among
        Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

     d. 364-Day Credit Agreement dated as of December 15, 1995 among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit
        10.1 to the Corporation's Current Report on Form 8-K dated January 29, 1996.

     e. Five-Year Credit Agreement dated as of December 15, 1995 among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated January 29, 1996.

     Executive Compensation Plans

     f. The 1987 Key Employee Incentive Plan, as amended, is incorporated by reference from Exhibit 19(i) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     g. Hershey Foods Corporation's Restated Supplemental Executive Retirement Plan is incorporated by reference from Exhibit
        19(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     h. Hershey Foods Corporation's Non-Management Director
        Retirement Plan is incorporated by reference from Exhibit 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992.

     i. Hershey Foods Corporation's Deferral Plan for Non-Management Directors is incorporated by reference from Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

     j. A form of the Benefit Protection Agreements entered into between the Corporation and certain of its executive officers is incorporated by reference from Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     k. Hershey Foods Corporation's Deferred Compensation Plan is filed as Exhibit 10 hereto.

  (12) Computation of ratio of earnings to fixed charges statement

       A computation of ratio of earnings to fixed charges for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 is filed as
       Exhibit 12 hereto.

  (13) Annual report to security holders

       The Corporation's Consolidated Financial Statements and
       Management's Discussion and Analysis is included in the Appendix to the Proxy Statement and is filed as Exhibit 13 hereto.

  (21) Subsidiaries of the Registrant

       A list setting forth subsidiaries of the Corporation is filed as Exhibit 21 hereto.

Item 14(b): Reports on Form 8-K

  A report on Form 8-K was filed on December 4, 1995, reporting that Hershey Chocolate U.S.A., a division of Hershey Foods Corporation, increased the wholesale price of its standard and king-size bar lines by approximately 11% effective December 4, 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HERSHEY FOODS CORPORATION
                                       (Registrant)


Date: March 13, 1996          By            W. F. CHRIST
                                 (W. F. Christ, Senior Vice President
                                       and Chief Financial Officer)


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.


  Signature                     Title                       Date


K. L. WOLFE              Chief Executive Officer
(K. L. Wolfe)             and Director                   March 13, 1996


W. F. CHRIST              Chief Financial Officer        Mrch 13, 1996
(W. F. Christ)

D. W. TACKA               Chief Accounting Officer       March 13, 1996
(D.W. Tacka)

J. P. VIVIANO             Director                       March 13, 1996
(J. P. Viviano)

W. H. ALEXANDER           Director                       March 13, 1996
(W. H. Alexander)

H. O. BEAVER, JR.         Director                       March 13, 1996
(H. O. Beaver, Jr.)

R. H. CAMPBELL            Director                       March 13, 1996
(R. H. Campbell)


T. C. GRAHAM              Director                       March 13, 1996
(T. C. Graham)

B. GUITON HILL            Director                       March 13, 1996
(B. Guiton Hill)

  Signature                     Title                       Date


J. C. JAMISON             Director                       March 13, 1996
(J. C. Jamison)

S. C. MOBLEY              Director                       March 13, 1996
(S. C. Mobley)

F. I. NEFF                Director                       March 13, 1996
(F. I. Neff)

J. M. PIETRUSKI           Director                       March 13, 1996
(J. M. Pietruski)

V. A. SARNI               Director                       March 13, 1996
(V. A. Sarni)

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's Proxy Statement for its 1996 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14(a)(2) on page 9 is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                  ARTHUR ANDERSEN LLP

New York, New York
January 25, 1996



CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports dated January 25, 1996, included or incorporated by reference in this Form 10-K for the year ended
December 31, 1995, into the Corporation's previously filed
Registration Statements on Forms S-8 or S-3, (File No. 33-45431, File No. 33-45556 and File No. 33-51089).



                                  ARTHUR ANDERSEN LLP

New York, New York
March 13, 1996


                                                                   Schedule II

                 HERSHEY FOODS CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            For the Years Ended December 31, 1995, 1994 and 1993

CAPTION
                         (in thousands of dollars)

                                                      Additions

                                   Balance at    Charged to    Charged       Deductions     Balance
                                   Beginning     Costs and     to Other        from         at End
     Description                   of Period     Expenses      Accounts(a)   Reserves       of Period


Year Ended
December 31, 1995:
  Reserves deducted
  in the balance sheet
  from the assets to
  which they apply:
    Accounts Receivable -Trade. . .$13,972       $1,318        $(432)        $(57)          $14,801




Year Ended
December 31, 1994:
  Reserves deducted
  in the balance sheet
  from the assets to
  which they apply:
    Accounts Receivable -Trade. . .$12,479       $3,144        $(1,016)      $(635)         $13,972




Year Ended
December 31, 1993:
  Reserves deducted
  in the balance sheet
  from the assets to
  which they apply:
    Accounts Receivable -Trade. . .$10,437      $3,371         $   107       $(1,436)       $12,479


(a)        Includes recoveries of amounts previously written off.

                 HERSHEY FOODS CORPORATION ANNUAL REPORT ON FORM 10-K


                                 Index to Exhibits



   Exhibit No.

      10 -- Deferred Compensation Plan

      12 -- Computation of ratio of earnings to fixed charges statement

      13 -- Consolidated Financial Statements and Management's Discussion and Analysis

      21 -- Subsidiaries of the Registrant

      27 -- Financial Data Schedule for the period ended December 31, 1995
             (Required for electronic filing only).