Form 10-Q
period 1996-03-31
HERSHEY FOODS CORP
filed 1996-05-08
CIK 47111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 1996

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

Common Stock, $1 par value - 61,992,904 shares, as of April 29, 1996. Class B Common Stock, $1 par value - 15,241,454 shares, as of April 29, 1996.

    Exhibit Index - Page 13

                          HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Three Months Ended
                                               March 31,       April 2,
                                                 1996            1995


Net Sales                                     $931,514       $867,446

Costs and Expenses:

  Cost of sales                                549,748        503,361
  Selling, marketing and administrative        270,352        253,548

    Total costs and expenses                   820,100        756,909


Income before Interest and Income Taxes        111,414        110,537

  Interest expense, net                         12,224          9,144


Income before Income Taxes                      99,190        101,393

  Provision for income taxes                    39,775         40,760


Net Income                                    $ 59,415       $ 60,633


Net Income per Share                          $    .77       $    .70



Cash Dividends Paid per Share of Common Stock $  .3600       $  .3250


Cash Dividends Paid per Share of Class B
  Common Stock                                $  .3250       $  .2950



The accompanying notes are an integral part of these statements.

                         HERSHEY FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
                          (in thousands of dollars)

ASSETS                                          1996           1995

  Current Assets:
   Cash and cash equivalents                 $   59,936     $   32,346
   Accounts receivable - trade                  239,172        326,024
   Inventories                                  447,256        397,570
   Deferred income taxes                         85,376         84,785
   Prepaid expenses and other                    63,203         81,598

       Total current assets                     894,943        922,323


  Property, Plant and Equipment, at cost      2,228,561      2,190,386
  Less - accumulated depreciation and
    amortization                               (791,200)      (754,377)

       Net property, plant and equipment      1,437,361      1,436,009

  Intangibles Resulting from Business
    Acquisitions                                425,961        428,714
  Other Assets                                   40,574         43,577

       Total assets                          $2,798,839     $2,830,623

LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                         $  121,877     $  127,067
    Accrued liabilities                         269,751        308,123
    Accrued income taxes                         36,673         15,514
    Short-term debt                             371,118        413,268
    Current portion of long-term debt             1,882            383

       Total current liabilities                801,301        864,355

  Long-term Debt                                354,184        357,034

  Other Long-term Liabilities                   334,126        333,814

  Deferred Income Taxes                         198,282        192,461

       Total liabilities                      1,687,893      1,747,664

  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1996 and 1995                         -              -
    Common Stock, shares issued:
      74,733,982 in 1996 and 1995                74,734         74,734
    Class B Common Stock, shares issued:
      15,241,454 in 1996 and 1995                15,241         15,241
    Additional paid-in capital                   43,342         47,732
    Cumulative foreign currency translation
      adjustments                               (27,985)       (29,240)
    Unearned ESOP compensation                  (34,330)       (35,128)
    Retained earnings                         1,726,804      1,694,696
    Treasury-Common Stock shares at cost:
     12,709,928 in 1996 and 12,709,553
     in 1995                                   (686,860)      (685,076)

       Total stockholders' equity             1,110,946      1,082,959

       Total liabilities and stockholders'
         equity                              $2,798,839     $2,830,623


The accompanying notes are an integral part of these balance sheets.

                         HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                   For the Three Months Ended
                                                    March 31,      April 2,
                                                      1996          1995

Cash Flows Provided from Operating Activities       $122,063    $ 84,038


Cash Flows Provided from (Used by)
  Investing Activities

 Capital additions                                   (36,017)    (32,962)
 Proceeds from divestitures                           15,852         -
 Other, net                                            2,872      (4,732)


Net Cash Flows (Used by) Investing Activities        (17,293)    (37,694)


Cash Flows Provided from (Used by)
  Financing Activities

 Net (decrease) increase in short-term debt          (42,150)    (12,741)
 Long-term borrowings                                    -           333
 Repayment of long-term debt                          (1,311)     (5,418)
 Cash dividends paid                                 (27,307)    (27,732)
 Exercise of stock options                             9,578       2,269
 Incentive plan transactions                         (13,707)     (3,553)
 Repurchase of Common Stock                           (2,283)     (1,221)

Net Cash Flows Provided from (Used by)
  Financing Activities                               (77,180)    (48,063)


Increase (Decrease) in Cash and Cash Equivalents      27,590      (1,719)
Cash and Cash Equivalents, beginning of period        32,346      26,738


Cash and Cash Equivalents, end of period            $ 59,936    $ 25,019



Interest Paid                                       $  9,441    $  9,086

Income Taxes Paid                                   $ 10,023    $  8,037



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

2.   Interest expense, net consisted of the following:

                                          For the Three Months Ended
                                      March 31, 1996      April 2, 1995

                                         (in thousands of dollars)

     Interest expense                    $13,871            $10,184
     Interest income                        (892)              (746)
     Capitalized interest                   (755)              (294)

        Interest expense, net            $12,224            $ 9,144


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the first quarter were 77,313,574 in 1996 and 86,728,387 in 1995. There were no shares of Preferred Stock outstanding during the periods presented.

     A total of 3,956,930 shares of Common Stock have been repurchased under a share repurchase program begun in 1993, thereby completing the $200 million program as of March 31, 1996. Of the total shares repurchased, 264,000 shares were retired, 32,775 shares were reissued in connection with the exercise of stock options and 3,660,155 shares were held as Treasury Stock as of March 31, 1996. In addition, in August 1995, the Corporation purchased 9,049,773 shares of its Common Stock from Hershey Trust Company, as Trustee for the benefit of Milton Hershey School. A total of 12,709,928 shares were held as Treasury Stock as of March 31, 1996.

     In February 1996, the Corporation's Board of Directors approved an additional share repurchase program to acquire from time to time, through open market or privately negotiated transactions, up to $200 million of Common Stock. The repurchase of shares under this program began in April 1996.

4.   The majority of inventories are valued under the last-in, first-out
     (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                        March 31, 1996   December 31, 1995

                                           (in thousands of dollars)

     Raw materials                        $245,890           $189,371
     Goods in process                       30,872             28,201
     Finished goods                        248,299            249,106

        Inventories at FIFO                525,061            466,678
     Adjustment to LIFO                    (77,805)           (69,108)

        Total inventories                 $447,256           $397,570

 5. In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million following a comprehensive review of domestic and international operations designed to enhance performance of operating assets by lowering operating and administrative costs, eliminating underperforming assets and streamlining the overall decision-making process.

     As of March 31, 1996, $85.1 million of restructuring reserves had been utilized and $16.7 million had been reversed to reflect revisions and changes in estimates to the original restructuring program. Remaining accrued restructuring reserves will be utilized during 1996 as the final aspects of the restructuring program are completed. Operating cash flows were used to fund cash requirements which represented approximately 25% of the total reserves utilized. The non-cash portion of restructuring reserve utilization was associated primarily with the divestiture of foreign businesses and the discontinuation of certain product lines.

 6. In June 1995, the Corporation completed the sale of the outstanding shares of Overspecht B.V. (OZF Jamin) to a management buyout group at OZF Jamin, as part of the restructuring program announced by the Corporation in late 1994. The Corporation purchased the outstanding shares of OZF Jamin in October 1993 for approximately $20.2 million.

 7. In January 1996, the Corporation completed the sale of the assets of Hershey Canada, Inc.'s PLANTERS nut (Planters) and LIFE SAVERS and BREATH SAVERS hard candy, and BEECH-NUT cough drop (Life Savers) businesses to Johnvince Foods Group and Beta Brands Inc., respectively. Both transactions were part of the Corporation's restructuring program.

 8. In December 1995, the Corporation completed the acquisition of the outstanding shares of the confectionery company Henry Heide, Incorporated (Henry Heide), for approximately $12.5 million. Henry Heide's manufacturing facility is located in New Brunswick, N.J., where it manufactures a variety of non-chocolate confectionery products including JUJYFRUITS candies and WUNDERBEANS jellybeans.

     The acquisition has been accounted for as a purchase and, accordingly, results subsequent to the date of acquisition are included in the consolidated financial statements. Had the results of the Henry Heide acquisition been included in consolidated results for the full corresponding three-month period of 1995, the effect would not have been material.

 9. In October 1995, the Corporation issued $200 million of 6.7% Notes due 2005 (Notes) under Form S-3 Registration Statements which were declared effective in June 1990 and November 1993. The proceeds from issuance of the Notes were used to reduce short-term borrowings.

10. The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 1996 and December 31, 1995, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, also approximated fair value as of March 31, 1996 and December 31, 1995, based upon quoted market prices, as of those dates, for the same or similar debt issues.

     As of March 31, 1996, the Corporation had foreign exchange forward contracts maturing in 1996 and 1997 to purchase $24.0 million in foreign currency, primarily British sterling, German marks, and Irish punt, and to sell $13.5 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

     As of December 31, 1995, the Corporation had foreign exchange forward contracts maturing in 1996 and 1997 to purchase $54.7 million in foreign currency, primarily Canadian dollars, British sterling and Swiss francs, and to sell $26.4 million in foreign currency, primarily Italian lira, Canadian dollars and Japanese yen, at contracted forward rates. Additionally, as of December 31, 1995, the Corporation had purchased foreign exchange options of $11.5 million and written foreign exchange options of $8.9 million, principally related to British sterling. Such options expired or were settled in the first quarter of 1996.

     The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences, and the fair value of foreign exchange options is estimated using active market quotations. As of March 31, 1996 and December 31, 1995, the fair value of foreign exchange forward and options contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

     In order to minimize its financing costs and to manage interest rate exposure, the Corporation entered into interest rate swap agreements in the fourth quarter of 1995 to effectively convert a portion of its floating rate debt to fixed rate debt. As of March 31, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $200.0 million with maturities through 1997. As of March 31, 1996, interest rates payable were at a weighted average fixed rate of 5.6% and interest rates receivable were floating based on 30-day commercial paper composite rates. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of the agreement. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates.

11. Reference is made to the Registrant's 1995 Annual Report on Form 10-K for more detailed financial statements and footnotes.

               Management's Discussion and Analysis

Results of Operations - First Quarter 1996 vs. First Quarter 1995

Consolidated net sales for the first quarter rose from $867.4 million in 1995 to $931.3 million in 1996, an increase of 7% from the prior year. The higher sales primarily reflected sales volume increases for existing confectionery and grocery brands, incremental sales from new domestic confectionery and grocery products, confectionery selling price increases in the United States and incremental sales from the acquisition of Henry Heide. These increases were offset somewhat by lower sales resulting from the divestitures of OZF Jamin in the second quarter of 1995 and the Planters and Life Savers businesses in January 1996.

The consolidated gross margin decreased from 42.0% in 1995 to 41.0% in 1996. The decrease was primarily the result of higher costs for certain major raw materials and increased manufacturing costs primarily attributable to production start-up and manufacturing of new products, along with adverse weather conditions. These cost increases were partially offset by confectionery price increases and the favorable impact of the OZF Jamin divestiture. Selling, marketing and administrative expenses increased by 7%, due to increased advertising and promotion expenses reflecting sales volume increases and activities related to the anticipated introduction of new products.

Net interest expense in the first quarter of 1996 was $3.1 million above the comparable period of 1995 primarily as a result of higher fixed interest expense. The increase in fixed interest was due to the issuance of $200 million of 6.7% Notes due 2005 (Notes) in October 1995. The proceeds from the issuance of the Notes were used to reduce short-term borrowings required to fund capital additions, payment of cash dividends, share repurchases and working capital requirements.

The first quarter effective income tax rate decreased from 40.2% in 1995 to 40.1% in 1996.

Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first three months of 1996, the Corporation's cash and cash equivalents increased by $27.6 million. Cash provided from operations was sufficient to finance capital additions of $36.0 million, pay cash dividends of $27.3 million and reduce short-term borrowings by $42.2 million. The increase in cash provided from operations primarily reflected favorable changes in working capital balances.

The ratio of current assets to current liabilities was 1.1:1 as of March 31, 1996 and December 31, 1995. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 40% as of March 31, 1996, and 42% as of December 31, 1995. As of April 2, 1995 the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $525 million which could be borrowed directly or used to support the issuance of commercial paper.

In December 1995, the Corporation entered into committed credit facility agreements with a syndicate of banks under which it could borrow up to $600 million as of March 31, 1996, with options to increase borrowings by $1.0 billion with the concurrence of the banks. Of the total committed credit facility, $200 million is for a renewable 364-day term and $400 million is effective for a five-year term. The credit facilities may be used to fund general corporate requirements, to support commercial paper borrowings and, in certain instances, to finance future business acquisitions. As of March 31, 1996, the Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $100 million which could be borrowed directly or used to support the issuance of commercial paper.

In October 1995, The Corporation issued $200 million of Notes under Form S-3 Registration Statements which were declared effective in June 1990 and November 1993. As of March 31, 1996, $300 million of debt securities remained available for issuance under the November 1993 Registration Statement. Proceeds from any offering of the $300 million of debt securities available under the shelf registration may be used for general corporate requirements including, reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

In the fourth quarter of 1995, the Corporation entered into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of March 31, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $200.0 million, with maturities through 1997. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of the agreement.

As of March 31, 1996, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $125 million to $175 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

Part II

Items 1 through 3 and 5 have been omitted as not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 30, 1996. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:


         Name                       Votes For     Votes Withheld

    William H. Alexander           206,432,666       590,703
    Robert H. Campbell             206,546,435       476,934
    C. McCollister Evarts          206,386,384       636,985
    Thomas C. Graham               206,559,499       463,870
    Bonnie Guiton Hill             206,519,378       503,991
    John C. Jamison                206,554,269       469,100
    John M. Pietruski              206,570,622       452,747
    Joseph P. Viviano              206,506,220       517,149
    Kenneth L. Wolfe               206,527,201       496,168


The following directors were elected by the holders of the Common
Stock voting as a class:


         Name                       Votes For     Votes Withheld

    Mackey J. McDonald              55,005,300       486,359
    Vincent A. Sarni                55,034,851       456,808

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as the independent public accountants for 1996. Stockholders cast 206,687,791 votes FOR the appointment, 188,613 votes AGAINST the appointment and ABSTAINED from casting 146,965 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

Item 6 - Exhibits and Reports on Form 8-K

a)  Exhibits

    The following items are attached and incorporated herein by reference:

    Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended March 31, 1996 and April 2, 1995.

    Exhibit 27 - Financial Data Schedule for the period ended
    March 31, 1996 (required for electronic filing only).

b)  Reports on Form 8-K

    A report on Form 8-K was filed January 29, 1996, announcing that the Corporation entered into committed credit facilities with a syndicate of banks under which it could borrow up to $600 million with options to increase borrowings by $1.0 billion with the concurrence of the banks.

    A report on Form 8-K was filed February 9, 1996, announcing that the Corporation's Board of Directors approved a share repurchase program to repurchase up to $200 million of the Corporation's Common Stock.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HERSHEY FOODS CORPORATION
                                                  (Registrant)




Date: May 8, 1996                       /s/  William F. Christ

                                             William F. Christ
                                             Senior Vice President and
                                             Chief Financial Officer





Date: May 8, 1996                       /s/  David W. Tacka

                                             David W. Tacka
                                             Corporate Controller and
                                             Chief Accounting Officer

                           EXHIBIT INDEX







Exhibit 12 -  Computation of Ratio of Earnings to Fixed
              Charges

Exhibit 27 -  Financial Data Schedule for the period
              ended March 31, 1996 (required for electronic filing only)