Form 10-Q
period 1996-06-30
HERSHEY FOODS CORP
filed 1996-08-08
CIK 47111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1996

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

Common Stock, $1 par value - 61,619,824 shares, as of July 29, 1996. Class B Common Stock, $1 par value - 15,241,454 shares, as of July 29, 1996.

    Exhibit Index - Page 14

                         HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Three Months Ended
                                               June 30,         July 2,
                                                 1996            1995


Net Sales                                     $796,343       $722,269


Costs and Expenses:

  Cost of sales                                469,798        423,763
  Selling, marketing and administrative        247,395        235,717


    Total costs and expenses                   717,193        659,480


Income before Interest and Income Taxes         79,150         62,789

  Interest expense, net                         10,958          7,849


Income before Income Taxes                      68,192         54,940

  Provision for income taxes                    27,345         21,617


Net Income                                    $ 40,847       $ 33,323


Net Income per Share                          $    .53       $    .38



Cash Dividends Paid per Share of Common Stock $  .3600       $  .3250


Cash Dividends Paid per Share of Class B
  Common Stock                                $  .3250       $  .2950












The accompanying notes are an integral part of these statements.

                        HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Six Months Ended
                                               June 30,      July 2,
                                                 1996         1995


Net Sales                                     $1,727,857   $1,589,715


Costs and Expenses:

  Cost of sales                                1,019,546      927,124
  Selling, marketing and administrative          517,747      489,265


     Total costs and expenses                  1,537,293    1,416,389


Income before Interest and Income Taxes          190,564      173,326

  Interest expense, net                           23,182       16,993


Income before Income Taxes                       167,382      156,333

  Provision for income taxes                      67,120       62,377


Net Income                                    $  100,262   $   93,956


Net Income per Share                          $     1.30   $     1.08



Cash Dividends Paid per Share of Common Stock $    .7200   $    .6500


Cash Dividends Paid per Share of Class B
  Common Stock                                $    .6500   $    .5900












The accompanying notes are an integral part of these statements.

                        HERSHEY FOODS CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                     JUNE 30, 1996 AND DECEMBER 31, 1995

                          (in thousands of dollars)

ASSETS                                           1996           1995

  Current Assets:
   Cash and cash equivalents                 $   48,228     $   32,346
   Accounts receivable - trade                  183,410        326,024
   Inventories                                  543,202        397,570
   Deferred income taxes                         83,421         84,785
   Prepaid expenses and other                    28,601         81,598

       Total current assets                     886,862        922,323

  Property, Plant and Equipment, at cost      2,246,919      2,190,386
  Less - accumulated depreciation and
    amortization                               (804,791)      (754,377)

       Net property, plant and equipment      1,442,128      1,436,009

  Intangibles Resulting from Business
    Acquisitions                                424,443        428,714
  Other Assets                                   40,183         43,577

       Total assets                          $2,793,616     $2,830,623


LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                         $  109,951     $  127,067
    Accrued liabilities                         262,271        308,123
    Accrued income taxes                           -            15,514
    Short-term debt                             428,391        413,268
    Current portion of long-term debt             1,737            383

       Total current liabilities                802,350        864,355

  Long-term Debt                                354,173        357,034

  Other Long-term Liabilities                   337,070        333,814

  Deferred Income Taxes                         199,758        192,461

       Total liabilities                      1,693,351      1,747,664

  Stockholders' Equity:
    Preferred Stock, shares issued:
      none in 1996 and 1995                        -              -
    Common Stock, shares issued:
      74,733,982 in 1996 and 1995                74,734         74,734
    Class B Common Stock, shares issued:
      15,241,454 in 1996 and 1995                15,241         15,241
    Additional paid-in capital                   43,320         47,732
    Cumulative foreign currency translation
      adjustments                               (27,260)       (29,240)
    Unearned ESOP compensation                  (33,531)       (35,128)
    Retained earnings                         1,740,401      1,694,696
    Treasury-Common Stock shares at cost:
     13,051,778 in 1996 and 12,709,553
     in 1995                                   (712,640)      (685,076)

       Total stockholders' equity             1,100,265      1,082,959


       Total liabilities and stockholders'
         equity                              $2,793,616     $2,830,623


The accompanying notes are an integral part of these balance sheets.

                        HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                   For the Six Months Ended
                                                    June 30,     July 2,
                                                      1996        1995

Cash Flows Provided from Operating Activities       $129,520    $112,701


Cash Flows Provided from (Used by) Investing Activities

 Capital additions                                   (70,240)    (66,569)
 Proceeds from divestiture                            27,472         -
 Other, net                                            5,744      (3,423)


Net Cash Flows Used by Investing Activities          (37,024)    (69,992)


Cash Flows Provided from (Used by) Financing Activities

 Net increase in short-term debt                      15,123      40,948
 Long-term borrowings                                    -           410
 Repayment of long-term debt                          (1,426)     (5,839)
 Cash dividends paid                                 (54,557)    (55,453)
 Exercise of stock options                            10,767       7,320
 Incentive plan transactions                         (21,688)    (12,026)
 Repurchase of Common Stock                          (24,833)    (12,893)


Net Cash Flows (Used by) Financing Activities        (76,614)    (37,533)



Increase in Cash and Cash Equivalents                 15,882       5,176
Cash and Cash Equivalents, beginning of period        32,346      26,738


Cash and Cash Equivalents, end of period            $ 48,228    $ 31,914






Interest Paid                                       $ 25,033    $ 16,954


Income Taxes Paid                                   $ 71,035    $ 63,040





The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated condensed financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the information contained herein. All such adjustments were of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to the 1996 presentations.

2.   Interest expense, net consisted of the following:

                                          For the Six Months Ended
                                      June 30, 1996        July 2, 1995

                                         (in thousands of dollars)

     Interest expense                    $26,807            $19,318
     Interest income                      (2,155)            (1,572)
     Capitalized interest                 (1,470)              (753)

        Interest expense, net            $23,182            $16,993


3. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the second quarter and six months ended June 30, 1996 were 77,144,016 and 77,228,795, respectively, and were 86,637,997 and 86,683,439 for the respective periods in 1995. There were no shares of Preferred Stock outstanding during the periods presented.

     A total of 4,266,005 shares of Common Stock have been repurchased under share repurchase programs which began in 1993. Of the total shares repurchased, 264,000 shares were retired and the remainder were held as Treasury Stock as of June 30, 1996. In addition, in August 1995, the Corporation purchased 9,049,773 shares of its Common Stock from Hershey Trust Company, as Trustee for the benefit of Milton Hershey School. A total of 13,051,778 shares were held as Treasury Stock as of June 30, 1996.

4.   The majority of inventories are valued under the last-in, first-out
     (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                        June 30, 1996    December 31, 1995

                                           (in thousands of dollars)

     Raw materials                        $249,837           $189,371
     Goods in process                       38,563             28,201
     Finished goods                        329,388            249,106

        Inventories at FIFO                617,788            466,678
     Adjustment to LIFO                    (74,586)           (69,108)

        Total inventories                 $543,202           $397,570

 5. In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million following a comprehensive review of domestic and international operations designed to enhance performance of operating assets by lowering operating and administrative costs, eliminating underperforming assets and streamlining the overall decision-making process. The restructuring program was essentially complete as of June 30, 1996.

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

     The acquisition has been accounted for as a purchase and, accordingly, results subsequent to the date of acquisition are included in the consolidated financial statements. Had the results of the Henry Heide acquisition been included in consolidated results for the full corresponding six-month period of 1995, the effect would not have been material.

 9. In October 1995, the Corporation issued $200 million of 6.7% Notes due 2005 (Notes) under Form S-3 Registration Statements which were declared effective in June 1990 and November 1993. The proceeds from issuance of the Notes were used to reduce short-term borrowings.

10. The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 1996 and December 31, 1995, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, also approximated fair value as of June 30, 1996 and December 31, 1995, based upon quoted market prices, as of those dates, for the same or similar debt issues.

     As of June 30, 1996, the Corporation had foreign exchange forward contracts maturing in 1996 and 1997 to purchase $23.1 million in foreign currency, primarily British sterling, German marks, and Irish punt, and to sell $18.6 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

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

     The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences, and the fair value of foreign exchange options is estimated using active market quotations. As of June 30, 1996 and December 31, 1995, the fair value of foreign exchange forward and options contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

     In order to minimize its financing costs and to manage interest rate exposure, the Corporation entered into interest rate swap agreements in the fourth quarter of 1995 to effectively convert a portion of its floating rate debt to fixed rate debt. As of June 30, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $200.0 million with maturities through 1997. As of June 30, 1996, interest rates payable were at a weighted average fixed rate of 5.6% and interest rates receivable were floating based on 30-day commercial paper composite rates. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates.

11. Reference is made to the Registrant's 1995 Annual Report on Form 10-K for more detailed financial statements and footnotes.

               Management's Discussion and Analysis

Results of Operations - Second Quarter 1996 vs. Second Quarter 1995

Consolidated net sales for the second quarter rose from $722.3 million in 1995 to $796.3 million in 1996, an increase of 10% from the prior year. The higher sales primarily reflected incremental sales from new confectionery and grocery products, confectionery selling price increases in the United States and incremental sales from the acquisition of Henry Heide. These increases were offset somewhat by reduced sales volume for existing domestic confectionery and pasta brands and lower sales resulting from the divestitures of OZF Jamin in April 1995 and the Planters and Life Savers businesses in January 1996.

The consolidated gross margin decreased from 41.3% in 1995 to 41.0% in 1996. The decrease was primarily the result of higher costs for certain major raw materials, particularly milk and cocoa beans, and increased manufacturing costs primarily attributable to production start-up and manufacturing of new products. These cost increases were partially offset by confectionery price increases. Selling, marketing and administrative expenses increased by 5%, due to increased advertising and promotion expenses principally associated with the introduction of new products.

Net interest expense in the second quarter of 1996 was $3.1 million above the comparable period of 1995 primarily as a result of higher fixed interest expense related to the issuance in October 1995 of $200 million of 6.7% Notes due 2005 (Notes). The proceeds from the issuance of the Notes were used to reduce short-term borrowings required to fund capital additions, payment of cash dividends, share repurchases and working capital requirements.

The second quarter effective income tax rate increased from 39.3% in 1995 to 40.1% in 1996. The lower rate in 1995 was due primarily to the impact of changes in Pennsylvania state tax regulations which included a June 1995 reduction in the state income tax rate which was retroactive to January 1, 1995.

Results of Operations - First Six Months 1996 vs. First Six Months
1995

Consolidated net sales for the first six months of 1996 increased by $138.1 million or 9% as a result of incremental sales from new confectionery and grocery products, confectionery selling price increases in the United States and incremental sales from the acquisition of Henry Heide. The increases were offset somewhat as a result of the divestitures of OZF Jamin in the second quarter of 1995 and the Planters and Life Savers businesses in January 1996.

The consolidated gross margin decreased from 41.7% in 1995 to 41.0% in 1996. The decrease was primarily the result of higher costs for certain major raw materials, primarily cocoa beans, milk and durum semolina, and increased manufacturing costs attributable to production start-up and manufacturing of new products, along with adverse weather conditions in the first quarter. These cost increases were partially offset by confectionery price increases and the favorable impact of the OZF Jamin divestiture. Selling, marketing and administrative expenses increased by 6%, primarily due to increased advertising and promotion expenses principally associated with the introduction of new products.

Net interest expense was $6.2 million above prior year, primarily reflecting higher fixed interest expense resulting from the issuance of $200 million of Notes in October 1995.

The effective income tax rate increased from 39.9% in 1995 to 40.1% in 1996. The higher rate in 1996 was due primarily to changes in the mix of the Corporation's income among various tax jurisdictions.

Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first six months of 1996, the Corporation's cash and cash equivalents increased by $15.9 million. Cash provided from operations, the divestiture of the Planters and Life Savers businesses and short-term borrowings was sufficient to finance capital additions of $70.2 million, pay cash dividends of $54.6 million and fund share repurchases of $24.8 million. The increase in cash provided from operations primarily reflected favorable changes in accrued liabilities and restructuring reserve balances and higher income compared to 1995, partially offset by reduced cash resulting from increases in accounts receivable balances versus the prior year.

The ratio of current assets to current liabilities was 1.1:1 as of June 30, 1996 and December 31, 1995. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 42% as of June 30, 1996 and December 31, 1995.

In December 1995, the Corporation entered into committed credit facility agreements with a syndicate of banks under which it could borrow up to $600 million as of June 30, 1996, with options to increase borrowings by $1.0 billion with the concurrence of the banks. Of the total committed credit facility, $200 million is for a renewable 364-day term and $400 million is effective for a five-year term. The credit facilities may be used to fund general corporate requirements, to support commercial paper borrowings and, in certain instances, to finance future business acquisitions. In addition, as of June 30, 1996 and July 2, 1995, the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $100 million and $470 million, respectively, which could be borrowed directly or used to support the issuance of commercial paper.

In October 1995, the Corporation issued $200 million of Notes under Form S-3 Registration Statements which were declared effective in June 1990 and November 1993. As of June 30, 1996, $300 million of debt securities remained available for issuance under the November 1993 Registration Statement. Proceeds from any offering of the $300 million of debt securities available under the shelf registration may be used for general corporate requirements, including reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

In the fourth quarter of 1995, the Corporation entered into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of June 30, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $200.0 million, with maturities through 1997. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period.

As of June 30, 1996, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 million to $225 million per annum during the next several years as a result of capacity expansion to support new products and line extensions and continued modernization of existing facilities.

Subsequent Event

On August 6, 1996, the Corporation's Board of Directors declared a two-for-one split of the Corporation's Common Stock and Class B Common Stock to stockholders of record August 23, 1996. The split will be effected as a stock dividend by distributing one additional share for each share currently held. The additional stock certificates will be mailed on September 13, 1996.

Part II

Items 1 through 4 have been omitted as not applicable.

Item 5 - Other Information

On August 6, 1996, the Corporation's Board of Directors declared a two-for-one split of the Corporation's Common Stock and Class B Common Stock to stockholders of record August 23, 1996. The split will be effected as a stock dividend by distributing one additional share for each share currently held. The additional stock certificates will be mailed on September 13, 1996.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits

     The following items are attached and incorporated herein by reference:

     Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended June 30, 1996 and July 2, 1995.

     Exhibit 27 - Financial Data Schedule for the period ended June 30, 1996 (required for electronic filing only).

     Exhibit 99 - Press release announcing that the Corporation's
     Board of Directors declared a two-for-one stock split to stockholders of record August 23, 1996.

b)   Reports on Form 8-K

     No reports on Form 8-K were filed during the three-month period ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HERSHEY FOODS CORPORATION
                                                  (Registrant)




Date   August 8, 1996                   /s/  William F. Christ

                                             William F. Christ
                                             Senior Vice President and
                                             Chief Financial Officer





Date   August 8, 1996                   /s/  David W. Tacka

                                             David W. Tacka
                                             Corporate Controller and
                                             Chief Accounting Officer

                           EXHIBIT INDEX







Exhibit 12 -  Computation of Ratio of Earnings to Fixed
              Charges

Exhibit 27 -  Financial Data Schedule for the period
              ended June 30, 1996 (required for electronic filing only)

Exhibit 99 -  Press release announcing that the
              Corporation's Board of Directors declared a two-for-one stock split to stockholders of record August 23, 1996.