Form 10-Q
period 1996-09-29
HERSHEY FOODS CORP
filed 1996-11-06
CIK 47111

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 29, 1996

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

Common Stock, $1 par value - 123,079,748 shares, as of October 28, 1996. Class B Common Stock, $1 par value - 30,478,908 shares, as of October 28, 1996.

    Exhibit Index - Page 14

                          HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Three Months Ended
                                              September 29,  October 1,
                                                 1996           1995


Net Sales                                     $1,072,336     $981,101


Costs and Expenses:

  Cost of sales                                  613,974      572,443
  Selling, marketing and administrative          287,526      261,710


    Total costs and expenses                     901,500      834,153


Income before Interest and Income Taxes          170,836      146,948

  Interest expense, net                           13,457       13,424


Income before Income Taxes                       157,379      133,524

  Provision for income taxes                      63,109       51,397


Net Income                                    $   94,270   $   82,127


Net Income per Share                          $      .61   $      .51



Cash Dividends Paid per Share of Common Stock $    .2000   $    .1800


Cash Dividends Paid per Share of Class B
  Common Stock                                $    .1800   $    .1625





The accompanying notes are an integral part of these statements.

                          HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              (in thousands of dollars except per share amounts)

                                              For the Nine Months Ended
                                              September 29,  October 1,
                                                 1996          1995


Net Sales                                     $2,800,193   $2,570,816


Costs and Expenses:

  Cost of sales                                1,633,520    1,499,567
  Selling, marketing and administrative          805,273      750,975


     Total costs and expenses                  2,438,793    2,250,542


Income before Interest and Income Taxes          361,400      320,274

  Interest expense, net                           36,639       30,417


Income before Income Taxes                       324,761      289,857

  Provision for income taxes                     130,229      113,774


Net Income                                    $  194,532   $  176,083


Net Income per Share                          $     1.26   $     1.04



Cash Dividends Paid per Share of Common Stock $    .5600   $    .5050


Cash Dividends Paid per Share of Class B
  Common Stock                                $    .5050   $    .4575




The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    SEPTEMBER 29, 1996 AND DECEMBER 31, 1995
                           (in thousands of dollars)

ASSETS                                          1996           1995

  Current Assets:
   Cash and cash equivalents                 $   59,964     $   32,346
   Accounts receivable - trade                  384,245        326,024
   Inventories                                  491,761        397,570
   Deferred income taxes                         78,270         84,785
   Prepaid expenses and other                    39,936         81,598

       Total current assets                   1,054,176        922,323


  Property, Plant and Equipment, at cost      2,281,448      2,190,386
  Less - accumulated depreciation and
    amortization                               (831,207)      (754,377)

       Net property, plant and equipment      1,450,241      1,436,009

  Intangibles Resulting from Business
    Acquisitions                                421,485        428,714
  Other Assets                                   40,814         43,577


       Total assets                          $2,966,716     $2,830,623


LIABILITIES & STOCKHOLDERS' EQUITY

  Current Liabilities:
    Accounts payable                         $  128,362     $  127,067
    Accrued liabilities                         291,612        308,123
    Accrued income taxes                         29,194         15,514
    Short-term debt                             465,198        413,268
    Current portion of long-term debt            16,609            383


       Total current liabilities                930,975        864,355

  Long-term Debt                                338,752        357,034

  Other Long-term Liabilities                   343,589        333,814

  Deferred Income Taxes                         203,647        192,461

       Total liabilities                      1,816,963      1,747,664


  Stockholders' Equity:
    Preferred Stock, shares issued:
     none in 1996 and 1995                         -               -
    Common Stock, shares issued:
     149,471,964 in 1996 and 74,733,982 on a
     pre-split basis in 1995                    149,471         74,734
    Class B Common Stock, shares issued:
     30,478,908 in 1996 and 15,241,454 on a
     pre-split basis in 1995                     30,479         15,241
    Additional paid-in capital                   41,498         47,732
    Cumulative foreign currency translation
     adjustments                                (26,016)       (29,240)
    Unearned ESOP compensation                  (32,733)       (35,128)
    Retained earnings                         1,714,555      1,694,696
    Treasury-Common Stock shares at cost:
     26,369,316 in 1996 and 12,709,553 on a
     pre-split basis in 1995                   (727,501)      (685,076)

       Total stockholders' equity             1,149,753      1,082,959

       Total liabilities and stockholders'
         equity                              $2,966,716     $2,830,623


The accompanying notes are an integral part of these balance sheets.

                           HERSHEY FOODS CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                   For the Nine Months Ended
                                                   September 29, October 1,
                                                       1996         1995

Cash Flows Provided from Operating Activities       $189,748     $182,453


Cash Flows Provided from (Used by)
  Investing Activities

 Capital additions                                  (108,493)    (114,263)
 Proceeds from divestiture                            27,499         -
 Other, net                                            7,476         (258)


Net Cash Flows Used by Investing Activities          (73,518)    (114,521)


Cash Flows Provided from (Used by)
  Financing Activities

 Net increase in short-term debt                      51,930      541,978
 Long-term borrowings                                   -             410
 Repayment of long-term debt                          (1,984)      (6,494)
 Cash dividends paid                                 (84,698)     (82,804)
 Exercise of stock options                            17,733       12,087
 Incentive plan transactions                         (35,850)     (17,057)
 Repurchase of Common Stock                          (35,743)    (515,516)


Net Cash Flows Used by Financing Activities          (88,612)     (67,396)



Increase in Cash and Cash Equivalents                 27,618          536
Cash and Cash Equivalents, beginning of period        32,346       26,738


Cash and Cash Equivalents, end of period            $ 59,964     $ 27,274




Interest Paid                                       $ 36,261     $ 29,149


Income Taxes Paid                                   $ 94,351     $ 74,078




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

2.   Interest expense, net consisted of the following:

                                          For the Nine Months Ended
                                     September 29, 1996  October 1, 1995
                                            (in thousands of dollars)

     Interest expense                    $41,073            $33,857
     Interest income                      (2,944)            (2,090)
     Capitalized interest                 (1,490)            (1,350)

        Interest expense, net            $36,639            $30,417



3. In August 1996, the Board of Directors declared a two-for-one split of the Corporation's Common Stock and Class B Common Stock effective September 13, 1996 to stockholders of record August 23, 1996. The split was effected as a stock dividend by distributing one additional share for each share held. Unless otherwise indicated, all shares and per share information have been restated to reflect the stock split.

4. Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during the period. Average shares outstanding during the third quarter and nine months ended September 29, 1996 were 153,712,298 and 154,209,159 respectively, and were 161,261,218 and
     169,346,386 for the respective periods in 1995. There were no shares of Preferred Stock outstanding during the periods presented.

     A total of 8,797,770 shares of Common Stock have been repurchased under share repurchase programs which began in 1993. Of the total shares repurchased, 528,000 shares were retired and the remainder were held as Treasury Stock as of September 29, 1996. In addition, in August 1995, the Corporation purchased 18,099,546 shares (9,049,773 shares on a pre-split basis) of its Common Stock from Hershey Trust Company, as Trustee for the benefit of Milton Hershey School. A total of 26,369,316 shares were held as Treasury Stock as of September 29, 1996.

5.   The majority of inventories are valued under the last-in, first-out
     (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                     September 29, 1996  December 31, 1995
                                          (in thousands of dollars)

     Raw materials                       $207,641            $189,371
     Goods in process                      37,226              28,201
     Finished goods                       330,066             249,106

        Inventories at FIFO               574,933             466,678
     Adjustment to LIFO                   (83,172)            (69,108)

        Total inventories                $491,761            $397,570

 6. In the fourth quarter of 1994, the Corporation recorded a pre-tax restructuring charge of $106.1 million following a comprehensive review of domestic and international operations designed to enhance performance of operating assets by lowering operating and administrative costs, eliminating underperforming assets and streamlining the overall decision-making process. The restructuring program was essentially complete as of June 30, 1996.

 7. In June 1995, the Corporation completed the sale of the outstanding shares of Overspecht B.V. (OZF Jamin) to a management buyout group at OZF Jamin, as part of the restructuring program announced by the Corporation in late 1994. The Corporation purchased the outstanding shares of OZF Jamin in October 1993 for approximately $20.2 million.

 8. In January 1996, the Corporation completed the sale of the assets of Hershey Canada, Inc.'s PLANTERS nut (Planters) and LIFE SAVERS and BREATH SAVERS hard candy, and BEECH-NUT cough drop (Life Savers) businesses to Johnvince Foods Group and Beta Brands Inc., respectively. Both transactions were part of the Corporation's restructuring program.

 9. In December 1995, the Corporation completed the acquisition of the outstanding shares of the confectionery company Henry Heide, Incorporated (Henry Heide), for approximately $12.5 million. Henry Heide's manufacturing facility is located in New Brunswick, N.J., where it manufactures a variety of non-chocolate confectionery products including JUJYFRUITS candies and WUNDERBEANS jellybeans.

     The acquisition has been accounted for as a purchase and, accordingly, results subsequent to the date of acquisition are included in the consolidated financial statements. Had the results of the Henry Heide acquisition been included in consolidated results for the full corresponding nine-month period of 1995, the effect would not have been material.

10. In October 1995, the Corporation issued $200 million of 6.7% Notes due 2005 (Notes) under Form S-3 Registration Statements which were declared effective in June 1990 and November 1993. The proceeds from issuance of the Notes were used to reduce short-term borrowings.

11. The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 29, 1996 and December 31, 1995, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, also approximated fair value as of September 29, 1996 and December 31, 1995, based upon quoted market prices, as of those dates, for the same or similar debt issues.

     As of September 29, 1996, the Corporation had foreign exchange forward contracts maturing in 1996 and 1997 to purchase $23.8 million in foreign currency, primarily British sterling and German marks, and to sell $28.6 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

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

     The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences, and the fair value of foreign exchange options is estimated using active market quotations. As of September 29, 1996 and December 31, 1995, the fair value of foreign exchange forward and options contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

     In order to minimize its financing costs and to manage interest rate exposure, the Corporation entered into interest rate swap agreements in the fourth quarter of 1995 to effectively convert a portion of its floating rate debt to fixed rate debt. As of September 29, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $200.0 million with maturities through 1997. As of September 29, 1996, interest rates payable were at a weighted average fixed rate of 5.6% and interest rates receivable were floating based on 30-day commercial paper composite rates. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates.

12. Reference is made to the Registrant's 1995 Annual Report on Form 10-K for more detailed financial statements and footnotes.

               Management's Discussion and Analysis

Results of Operations - Third Quarter 1996 vs. Third Quarter 1995

Consolidated net sales for the third quarter rose from $981.1 million in 1995 to $1,072.3 million in 1996, an increase of 9% from the prior year. The higher sales primarily reflected incremental sales from new confectionery and grocery products, confectionery selling price increases in the United States, increased sales volume for existing international and domestic confectionery brands and incremental sales from the acquisition of Henry Heide. These increases were offset somewhat by lower sales resulting from the divestiture of Hershey Canada Inc.'s Planters and Life Savers businesses in January 1996.

The consolidated gross margin increased from 41.7% in 1995 to 42.7% in 1996. The increase was primarily the result of confectionery price increases, increased manufacturing efficiencies and improved profitability related to new product introductions and certain international businesses. These favorable variances were partially offset by higher costs for certain major raw materials, primarily cocoa beans and milk. Selling, marketing and administrative expenses increased by 10%, due to increased advertising and promotion expenses principally associated with the introduction of new products, offset somewhat by reduced spending for existing brands, and higher selling expenses related primarily to international sales volume increases.

Net interest expense in the third quarter of 1996 was in line with the comparable period of 1995 as higher fixed interest expense was offset by reduced short-term interest expense. The higher fixed interest expense related to the issuance in October 1995 of $200 million of 6.7% Notes due 2005 (Notes). The proceeds from the issuance of the Notes were used to reduce short-term borrowings required to fund capital additions, payment of cash dividends, share repurchases and working capital requirements.

The third quarter effective income tax rate increased from 38.5% in 1995 to 40.1% in 1996. The lower rate in 1995 was due primarily to the tax benefit associated with the partial reversal of 1994 accrued restructuring reserves related to foreign entities and the 1995 restructuring charge for a voluntary retirement program recorded in the third quarter of last year.

Results of Operations - First Nine Months 1996 vs. First Nine
Months 1995

Consolidated net sales for the first nine months of 1996 increased by $229.4 million or 9% as a result of incremental sales from new confectionery and grocery products, confectionery selling price increases in the United States, increased confectionery sales volume primarily in various international markets, and incremental sales from the acquisition of Henry Heide. These increases were offset somewhat as a result of the divestitures of OZF Jamin in the second quarter of 1995 and Hershey Canada Inc.'s Planters and Life Savers businesses in January 1996.

The consolidated gross margin remained at 41.7% in 1995 and 1996. Confectionery price increases, improved profitability associated with the introduction of new products and the favorable impact of the OZF Jamin divestiture were offset by higher costs for certain major raw materials, primarily cocoa beans, milk, and durum semolina and increased manufacturing costs attributable to production start-up and manufacturing of new products, and adverse weather conditions in the first quarter. Selling, marketing and administrative expenses increased by 7%, primarily due to increased advertising and promotion expenses associated with the introduction of new products and higher selling expenses primarily related to international sales volume increases and new product introductions.

Net interest expense was $6.2 million above prior year, primarily reflecting higher fixed interest expense resulting from the issuance of $200 million of Notes in October 1995.

The effective income tax rate increased from 39.3% in 1995 to 40.1% in 1996. The lower rate in 1995 was due primarily to the tax benefit associated with the reversal of 1994 accrued restructuring reserves related to foreign entities and the 1995 restructuring charge for a voluntary retirement program in the third quarter of 1995.

Financial Condition

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first nine months of 1996, the Corporation's cash and cash equivalents increased by $27.6 million. Cash provided from operations, the divestiture of Hershey Canada Inc.'s Planters and Life Savers businesses and short-term borrowings was sufficient to finance capital additions of $108.5 million, pay cash dividends of $84.7 million and fund share repurchases of $35.7 million.

The ratio of current assets to current liabilities was 1.1:1 as of September 29, 1996 and December 31, 1995. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 42% as of September 29, 1996 and December 31, 1995.

In December 1995, the Corporation entered into committed credit facility agreements with a syndicate of banks under which it could borrow up to $600 million as of September 29, 1996, with options to increase borrowings by $1.0 billion with the concurrence of the banks. Of the total committed credit facility, $200 million is for a renewable 364-day term and $400 million is effective for a five-year term. The credit facilities may be used to fund general corporate requirements, to support commercial paper borrowings and, in certain instances, to finance future business acquisitions. In addition, as of September 29, 1996 and October 1, 1995, the Corporation had lines of credit with domestic and international commercial banks in the amount of approximately $100 million and $1.0 billion, respectively, which could be borrowed directly or used to support the issuance of commercial paper.

In October 1995, the Corporation issued $200 million of Notes under Form S-3 Registration Statements which were declared effective in June 1990 and November 1993. As of September 29, 1996, $300 million of debt securities remained available for issuance under the November 1993 Registration Statement. Proceeds from any offering of the $300 million of debt securities available under the shelf registration may be used for general corporate requirements, including reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

In the fourth quarter of 1995, the Corporation entered into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of September 29, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $200.0 million, with maturities through 1997. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period.

As of September 29, 1996, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 million to $225 million per annum during the next several years as a result of capacity expansion to support new products and line extensions and continued modernization of existing facilities.

Subsequent Event

In October 1996, the Corporation announced that it had reached preliminary agreements with Huhtamaki Oy, the international foods company based in Finland, to acquire Huhtamaki's Leaf North America confectionery operations for a purchase price of US $440 million plus a royalty for the license of Leaf's North American confectionery brands from Huhtamaki. Correspondingly, Huhtamaki will acquire the Corporation's European confectionery interests, the German praline manufacturer Gubor and the Italian sugar confectionery company Sperlari, for a purchase price of US $110 million. The transaction is expected to be completed by year-end, subject to approval by both companies' boards and by appropriate regulatory authorities.

Part II

Items 1 through 5 have been omitted as not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits

     The following items are attached and incorporated herein by reference:

     Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 29, 1996 and October 1, 1995.

     Exhibit 27 - Financial Data Schedule for the period ended
     September 29, 1996 (required for electronic filing only).

b)   Reports on Form 8-K

     A report on Form 8-K was filed October 23, 1996, announcing that the Corporation had reached a preliminary agreement with Huhtamaki Oy, the international foods company based in Finland, to acquire its Leaf North America confectionery operations and to sell to Huhtamaki the Corporation's European confectionery operations.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                           HERSHEY FOODS CORPORATION
                                                  (Registrant)




Date   November 6, 1996                 /s/  William F. Christ

                                             William F. Christ
                                             Senior Vice President and
                                             Chief Financial Officer





Date   November 6, 1996                 /s/  David W. Tacka

                                             David W. Tacka
                                             Corporate Controller and
                                             Chief Accounting Officer

                         EXHIBIT INDEX



Exhibit 12 -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 -  Financial Data Schedule for the period ended
              September 29, 1996 (required for electronic filing only)