Form 10-K
period 1996-12-31
HERSHEY FOODS CORP
filed 1997-03-17
CIK 47111

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    (Mark One)


        |X|           Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996
                                       OR


        |-|       Transition Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934
                   For the transition period from ..... to .....

                       Registrant, State of Incorporation,
                          Address and Telephone Number
                          ----------------------------

                            Hershey Foods Corporation
    Commission                                               I.R.S. Employer
      File No.            (a Delaware Corporation)           Identification No.
      --------                                              ------------------
        1-183                100 Crystal A Drive                23-0691590
                          Hershey, Pennsylvania 17033
                             (717) 534-6799

           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
         Title of each class                                which registered
         -------------------                                ----------------
    Common Stock, one dollar par value                  New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                   Class B Common Stock, one dollar par value
                                (Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of a specified date within 60 days prior to the date of filing.

    Common Stock, one dollar par value -- $4,402,864,458 as of March 3, 1997.

    Class B Common Stock, one dollar par value -- $7,461,816 as of March 3, 1997. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on March 3, 1997.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

    Common Stock, one dollar par value -- 122,314,799 shares, as of March 3, 1997.

    Class B Common Stock, one dollar par value -- 30,470,908 shares, as of March 3, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Corporation's Consolidated Financial Statements and Management's Discussion and Analysis for the year ended December 31, 1996 are included in Appendix B to the Corporation's Proxy Statement for the Corporation's 1997 Annual Meeting of Stockholders and are incorporated by reference into Part II and are filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.
--------------------------------------------------------------------------------

                                     PART I



Item 1.  BUSINESS

    Hershey Foods Corporation and its subsidiaries (the "Corporation") are engaged in the manufacture, distribution and sale of consumer food products. The Corporation, primarily through its Hershey Chocolate North America, Hershey International and Hershey Pasta and Grocery Group divisions, produces and distributes a broad line of chocolate and non-chocolate confectionery, pasta and grocery products.

     The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

    In December 1996, the Corporation acquired from an affiliate of Huhtamaki Oy ("Huhtamaki"), the international foods company based in Finland, Huhtamaki's Leaf North America ("Leaf") confectionery operations. In addition, the parties entered into a trademark and technology license agreement under which the Corporation will manufacture and/or market and distribute in North, Central and South America Huhtamaki's confectionery brands including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS. Leaf's principal manufacturing facilities are located in Denver, Colorado; Memphis, Tennessee; and Robinson, Illinois.

    Also in December 1996, the Corporation completed the sale to Huhtamaki of the outstanding shares of Gubor Holding GmbH ("Gubor") and Sperlari, S.r.l. ("Sperlari"). Gubor manufactures and markets high-quality assorted pralines and seasonal chocolate products in Germany and Sperlari manufactures and markets various confectionery and grocery products in Italy.

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

    In North America, the Corporation manufactures chocolate and non-chocolate confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar product, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and non-chocolate confectionery products in the United States are: HERSHEY'S COOKIES 'N' CREME chocolate bars, HERSHEY'S COOKIES 'N' MINT chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S HUGS WITH ALMONDS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, HERSHEY'S NUGGETS chocolates, AMAZIN' FRUIT gummy bears fruit candy, CADBURY'S CREME EGGS candy, CARAMELLO candy bars, KIT KAT wafer bars, LUDEN'S throat drops, MR. GOODBAR milk chocolate bars with peanuts, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, REESE'S NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, ROLO caramels in milk chocolate, SKOR toffee bars, SYMPHONY milk chocolate bars, SWEET ESCAPES candy bars, TASTETATIONS candy, TWIZZLERS candy, WHATCHAMACALLIT candy bars, YORK peppermint pattie candy and 5TH AVENUE candy bars. Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S brand name.

    The Corporation manufactures and markets a line of grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY'S baking chips, HERSHEY'S drink boxes, HERSHEY'S chocolate milk mix, HERSHEY'S cocoa, HERSHEY'S CHOCOLATE SHOPPE toppings, HERSHEY'S HOT COCOA COLLECTION hot cocoa mix, HERSHEY'S syrup, REESE'S peanut butter and REESE'S peanut butter baking chips. HERSHEY'S chocolate milk is produced and sold under license by certain independent dairies throughout the United States, using a chocolate milk mix manufactured by the Corporation. Ice cream, baking and various other products are produced and sold under the HERSHEY'S and REESE'S brand names by third parties who have been granted licenses by the Corporation to use these trademarks.

    The Corporation manufactures and sells quality pasta products throughout the United States. The Corporation markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT 'N FLUFFY, MRS. WEISS, P&R, RONZONI, SAN GIORGIO and SKINNER, as well as certain private labels.

    The Corporation's products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 1996, sales to Wal-Mart Stores, Inc. and Subsidiaries amounted to approximately 12% of total net sales.

  In Japan, China and Russia/CIS, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also exports chocolate and non-chocolate confectionery products to over 60 countries worldwide.

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

    From time to time, the Corporation has changed the prices and weights of its products to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. The last standard candy bar price increase was implemented by the Corporation in December 1995, resulting in a wholesale price increase of approximately 11% on its standard and king-size candy bars sold in the United States.

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

                          Cocoa Futures Contract Prices
                                (cents per pound)

                                   1992        1993        1994        1995        1996
                                   ----        ----        ----        ----        ----
    Annual Average.........        47.6        47.3        59.1        61.2        62.1
    High...................        56.2        56.7        66.1        64.1        64.4
    Low....................        41.3        41.8        51.3        58.3        57.4

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

    The Federal Agricultural and Improvement Reform Act of 1996, which is a seven-year farm bill, was signed into law in April 1996. This legislation impacts the prices of sugar, peanuts, and milk because it sets price support levels for these commodities.

    The price of sugar, the Corporation's second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under the above referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained relatively stable in a range of $.28 to $.35 per pound for the past ten years.

    Peanut prices were firm throughout the first three quarters of 1996, averaging about 10 - 20% higher than 1995. During the fourth quarter of 1996, prices returned to the 1995 levels as a result of the harvest of an above average new crop.

    Dairy prices reached historically high levels in 1996 as the high price of dairy feeds negatively impacted milk production. While dairy product prices fell to 1995 levels during the fourth quarter as a result of inventory buildup and consumer price resistance, fluid milk prices did not fall to lower levels until the first quarter of 1997 as such pricing formulas lag the prices of other dairy products.

    Almond prices remained at unprecedented high levels for the first three quarters of 1996. A slight decline in prices resulted during the fourth quarter as the new crop was harvested, but prices remained at historically high levels.

    Pasta is made from semolina milled from durum wheat, a class of hard wheat grown in the United States and Canada. The Corporation purchases semolina from commercial mills and is also engaged in custom milling agreements to obtain sufficient quantities of semolina. In the first half of 1996, the market price for durum semolina remained near historic highs. Durum wheat production during 1996 increased in almost every area of the world, resulting in some price declines in the last quarter of the year. However, prices remained well above long-term historical price levels.

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

    The primary effect on liquidity from using futures contracts is associated with margin requirements related to cocoa and sugar futures. Cash outflows and inflows result from original margins which are "good faith deposits" established by the New York Coffee, Sugar and Cocoa Exchange to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements. The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the market. Historically, cash flows related to margin requirements have not been material to the Corporation's total working capital requirements.
                                        3

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

    The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as YORK, CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendable on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 1996. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation's rights under this agreement are extendable on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1996, the minimum volume requirements were exceeded. The Corporation has also entered into an agreement with Huhtamaki pursuant to which it licenses the use of certain trademarks, including the GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS brands in the North, Central and South American regions. The Corporation's rights under this agreement are extendable on a long-term basis at the Corporation's option.

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

Employees

    As of December 31, 1996, the Corporation had approximately 14,000 full-time and 1,300 part-time employees, of whom approximately 6,000 were covered by collective bargaining agreements. The Corporation considers its employee relations to be good.

Financial Information by Geographic Area

    Information concerning the Corporation's geographic segments is contained in Footnote 16 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix B to the Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 2.   PROPERTIES

      The following is a list of the Corporation's principal manufacturing properties. The Corporation owns each of these properties.

      UNITED STATES
          Hershey, Pennsylvania - confectionery and grocery products (3 principal plants)
          Lancaster, Pennsylvania - confectionery products
          Oakdale, California - confectionery and grocery products Robinson, Illinois - confectionery products
          Stuarts Draft, Virginia - confectionery products
          Winchester, Virginia - pasta products

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

                                     PART II


Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on pages B-7 and B-8 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix B to the Proxy Statement which is deemed to be part of the Annual Report to Stockholders and which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 6.   SELECTED FINANCIAL DATA

      The following information, for the five years ended December 31, 1996, found in the section "Eleven-Year Consolidated Financial Summary" on pages B-30 through B-32 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix B to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto:
Net Sales; Income from Continuing Operations Before Accounting Changes; Income Per Share from Continuing Operations Before Accounting Changes (excluding Notes h, i, j and k); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The section "Management's Discussion and Analysis," found on pages B-1 through B-8 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix B to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix B to the Proxy Statement, and such financial statements, along with the report of the independent public accountants thereon, are incorporated herein by reference and filed as Exhibit 13 hereto.

           1. Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994. (Page B-9)

           2. Consolidated Balance Sheets as of December 31, 1996 and 1995. (Page B-10)

           3. Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994. (Page B-11)

           4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994. (Page B-12)

           5. Notes to Consolidated Financial Statements (Pages B-13 through B-27), including "Quarterly Data (Unaudited)." (Page B-27)

           6.  Report of Independent Public Accountants.  (Page B-29)


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

Executive Officers of the Corporation as of March 3, 1997

            Name                  Age                      Positions Held During the Last Five Years
            ----                  ---                      -----------------------------------------

K. L. Wolfe.....................  58       Chairman of the Board and Chief Executive Officer (1993); President and Chief
                                           Operating Officer (1985)

J. P. Viviano...................  58       President and Chief Operating Officer (1993); President, Hershey Chocolate
                                           U.S.A., now Hershey Chocolate North America, a division of Hershey Foods
                                           Corporation (1985)

W. F. Christ ...................  56       Senior Vice President and Chief Financial Officer (1994); President, Hershey
                                           International, a division of Hershey Foods Corporation (1988)

R. Brace  ......................  53       Vice President, Operations (1997); Vice President, Manufacturing, Hershey
                                           Chocolate North America (1995); Vice President, Manufacturing, Hershey
                                           Chocolate U.S.A. (1987)

J. F. Carr  ....................  52       President, Hershey Pasta and Grocery Group, a division of Hershey Foods
                                           Corporation (1997); President, Hershey International (1994); Vice President,
                                           Marketing, Hershey Chocolate U.S.A. (1984)

M. F. Pasquale..................  49       President, Hershey Chocolate North America (1995); President, Hershey
                                           Chocolate U.S.A. (1994); Senior Vice President and Chief Financial Officer
                                           (1988)

R. M. Reese ....................  47       Vice President, General Counsel and Secretary (1995); Vice President and
                                           General Counsel (1992)

C. M. Skinner...................  63       Vice Chair, Hershey Pasta and Grocery Group (1997); President, Hershey Pasta
                                           and Grocery Group (1996); President, Hershey Pasta Group (1984)

D. W. Tacka.....................  43       Corporate Controller and Chief Accounting Officer (1995); Vice President,
                                           Finance and Administration, Hershey Pasta Group (1989)
------------------

    There are no family relationships among any of the above-named officers of the Corporation.

    Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors following the Annual Meeting of Stockholders in April.

    Reporting of inadvertent late filings of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11.  EXECUTIVE COMPENSATION

    Information concerning compensation of the five most highly-compensated executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "1996 Executive Compensation" and "Compensation of Directors" in the Proxy Statement. This information is incorporated herein by reference.

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



                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)(1):  Financial Statements

    The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix B to the Proxy Statement and filed as Exhibit 13 hereto.

Item 14(a)(2):  Financial Statement Schedule

    The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 is filed herewith on the indicated page in response to Item 14(d):

    Schedule II     --  Valuation and Qualifying Accounts (Page 14)

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

    (4) Instruments defining the rights of security holders, including indentures

        The Corporation has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. These classes consist of the following:

          a.   8.85% to 9.92% Medium-Term Notes due 1997-1998

          b.   6.7% Notes due 2005

          c.   6.95% Notes due 2007

          d.   8.8% Debentures due 2021

          e.   Other Obligations

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

          b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the
                Corporation's Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Corporation to its wholly owned subsidiary, Homestead, Inc., effective January 1, 1997.

          c. Cadbury Trademark & Technology License Agreement among Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

          d. 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated January 29, 1996. The 364-Day Credit Agreement was amended and renewed in late 1996 and the Amendment Agreement is attached hereto as Exhibit 10.1.

          e. Five-Year Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated January 29, 1996. The Five-Year Credit Agreement was amended and renewed in late 1996 and the Amendment Agreement is attached hereto as Exhibit 10.2.

          f. Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Corporation's Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Corporation to its wholly owned subsidiary, Homestead, Inc., effective January 1, 1997.

          Executive Compensation Plans

          g. The 1987 Key Employee Incentive Plan, as amended, is incorporated by reference from Exhibit 19(i) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          h. Hershey Foods Corporation's Restated Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 19(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          i. Hershey Foods Corporation's Non-Management Director Retirement Plan is incorporated by reference from Exhibit 19 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 1992.

          j. Hershey Foods Corporation's Deferral Plan for Non-Management Directors is incorporated by reference from Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

          k. A form of the Benefit Protection Agreements entered into between the Corporation and certain of its executive officers is incorporated by reference from Exhibit 10 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          l. Hershey Foods Corporation's Deferred Compensation Plan, as revised, is attached hereto as Exhibit 10.3.

          m. Hershey Foods Directors' Compensation Plan which is attached hereto as Exhibit 10.4.


    (12) Computation of ratio of earnings to fixed charges statement

         A computation of ratio of earnings to fixed charges for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 is filed as Exhibit 12 hereto.

    (13) Annual report to security holders

         The Corporation's Consolidated Financial Statements and Management's Discussion and Analysis is included in Appendix B to the Proxy Statement and is filed as Exhibit 13 hereto.

    (21) Subsidiaries of the Registrant

         A list setting forth subsidiaries of the Corporation is filed as
         Exhibit 21 hereto.


    (23) Consent of Independent Public Accountants

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HERSHEY FOODS CORPORATION
                                                       (Registrant)


Date: March 17, 1997                   By             W. F. CHRIST
                                         ------------------------------------
                                         (W. F. Christ, Senior Vice President
                                          and Chief Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

    Signature                     Title                                                       Date
    ---------                     -----                                                       ----


 K. L. WOLFE                      Chief Executive Officer and Director                   March 17, 1997
  (K. L. Wolfe)



 W. F. CHRIST                     Chief Financial Officer                                March 17, 1997
  (W. F. Christ)



 D. W. TACKA                      Chief Accounting Officer                               March 17, 1997
  (D.W. Tacka)



 J. P. VIVIANO                    Director                                               March 17, 1997
  (J. P. Viviano)


 W. H. ALEXANDER                  Director                                               March 17, 1997
  (W. H. Alexander)


 R. H. CAMPBELL                   Director                                               March 17, 1997
  (R. H. Campbell)



 C. M. EVARTS                     Director                                               March 17, 1997
   (C. M. Evarts)



 T. C. GRAHAM                     Director                                               March 17, 1997
   (T. C. Graham)


 B. GUITON HILL                    Director                                               March 17, 1997
   (B. Guiton Hill)







     Signature                     Title                                                       Date
     ---------                     -----                                                       ----


 J. C. JAMISON                   Director                                               March 17, 1997
  (J. C. Jamison)



 M. J. MCDONALD                  Director                                               March 17, 1997
  (M. J. McDonald)



 J. M. PIETRUSKI                 Director                                               March 17, 1997
  (J. M. Pietruski)



 V. A. SARNI                     Director                                               March 17, 1997
    (V. A. Sarni)


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's Proxy Statement for its 1997 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 8 in Item 14(a)(2)is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               ARTHUR ANDERSEN LLP

New York, New York
January 27, 1997


                                                                                                                      Schedule II

                                      HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                               For the Years Ended December 31, 1996, 1995 and 1994

                                              (in thousands of dollars)



                                                                                    Additions
                                                                           -------------------------
                                                         Balance at        Charged to       Charged        Deductions    Balance
                                                         Beginning         Costs and        to Other        from         at End
            Description                                  of Period         Expenses         Accounts (a)   Reserves      of Period
----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1996:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
         Accounts Receivable -Trade ................     $  14,801        $   1,238         $     298      $ (2,278)     $14,059
                                                         =========        =========         =========      ========      =======




Year Ended December 31, 1995:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
         Accounts Receivable -Trade.................     $  13,972        $   1,318         $    (432)         $(57)     $14,801
                                                         =========        =========         =========          ====      =======




Year Ended December 31, 1994:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
         Accounts Receivable -Trade.................     $  12,479        $   3,144         $  (1,016)          $(635)   $13,972
                                                         =========        =========         =========           =====    =======


-----------------------------------


(a)   Includes recoveries of amounts previously written off.

              HERSHEY FOODS CORPORATION ANNUAL REPORT ON FORM 10-K


                               Index to Exhibits



Exhibit No.
-----------



10.1       - Amended and Restated 364-Day Credit Agreement

10.2       - Amended and Restated Five-Year Credit Agreement

10.3       - Hershey Foods Corporation Deferred Compensation Plan

10.4       - Hershey Foods Corporation Directors' Compensation Plan

12         - Computation of ratio of earnings to fixed charges statement

13         - Consolidated Financial Statements and Management's Discussion and
             Analysis for the year ended December 31, 1996

21         - Subsidiaries of Registrant

23         - Consent of Independent Public Accountants