Form 10-Q
period 1997-03-30
HERSHEY FOODS CORP
filed 1997-05-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 30, 1997
                               -----------------------------------

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number                                1-183


                            HERSHEY FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                          23-0691590
----------------------------------                        -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)

           100 Crystal A Drive
          Hershey, Pennsylvania                                 17033
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:          (717) 534-6799
                                                    ----------------------------


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

Common Stock, $1 par value - 122,297,699 shares, as of April 28, 1997. Class B Common Stock, $1 par value - 30,470,908 shares, as of April 28, 1997.

Exhibit Index - Page 13

                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                                    For the Three Months Ended
                                                                    --------------------------
                                                                    March 30,         March 31,
                                                                       1997             1996
                                                                    -----------     -----------

Net Sales                                                           $ 1,002,469     $   931,514
                                                                    -----------     -----------

Costs and Expenses:

    Cost of sales                                                       589,281         549,748
    Selling, marketing and administrative                               284,005         270,352
                                                                    -----------     -----------

      Total costs and expenses                                          873,286         820,100
                                                                    -----------     -----------

Income before Interest and Income Taxes                                 129,183         111,414

    Interest expense, net                                                15,682          12,224
                                                                    -----------     -----------

Income before Income Taxes                                              113,501          99,190

    Provision for income taxes                                           44,607          39,775
                                                                    -----------     -----------

Net Income                                                          $    68,894     $    59,415
                                                                    ===========     ===========

Net Income per Share                                                $       .45     $       .38
                                                                    ===========     ===========


Cash Dividends Paid per Share:

    Common Stock                                                    $     .2000     $     .1800
                                                                    ===========     ===========

    Class B Common Stock                                            $     .1800     $     .1625
                                                                    ===========     ===========

Average Shares Outstanding                                              152,838         154,627
                                                                    ===========     ===========





The accompanying notes are an integral part of these statements.

                            HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 30, 1997 AND DECEMBER 31, 1996
                            (in thousands of dollars)


ASSETS                                                               1997               1996
                                                                  -----------       -----------

   Current Assets:
        Cash and cash equivalents                                 $    77,284       $    61,422
        Accounts receivable - trade                                   245,651           294,606
        Inventories                                                   547,438           474,978
        Deferred income taxes                                          98,037            94,464
        Prepaid expenses and other                                     52,817            60,759
                                                                  -----------       -----------
            Total current assets                                    1,021,227           986,229
                                                                  -----------       -----------
   Property, Plant and Equipment, at cost                           2,458,508         2,422,702
   Less - accumulated depreciation and amortization                  (854,616)         (820,807)
                                                                  -----------       -----------
            Net property, plant and equipment                       1,603,892         1,601,895
                                                                  -----------       -----------
   Intangibles Resulting from Business Acquisitions                   574,481           565,962
   Other Assets                                                        38,690            30,710
                                                                  -----------       -----------
            Total assets                                          $ 3,238,290       $ 3,184,796
                                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
        Accounts payable                                          $   122,005       $   134,213
        Accrued liabilities                                           355,950           357,828
        Accrued income taxes                                           46,712            10,254
        Short-term debt                                               276,158           299,469
        Current portion of long-term debt                              40,508            15,510
                                                                  -----------       -----------
            Total current liabilities                                 841,333           817,274
   Long-term Debt                                                     629,856           655,289
   Other Long-term Liabilities                                        328,630           327,209
   Deferred Income Taxes                                              249,134           224,003
                                                                  -----------       -----------
            Total liabilities                                       2,048,953         2,023,775
                                                                  -----------       -----------
   Stockholders' Equity:
        Preferred Stock, shares issued:
          none in 1997 and 1996                                       ---               ---
        Common Stock, shares issued:
          149,479,964 in 1997 and 149,471,964 in 1996                 149,479           149,472
        Class B Common Stock, shares issued:
          30,470,908 in 1997 and 30,478,908 in 1996                    30,471            30,478
        Additional paid-in capital                                     39,099            42,432
        Cumulative foreign currency translation adjustments           (34,162)          (32,875)
        Unearned ESOP compensation                                    (31,136)          (31,935)
        Retained earnings                                           1,802,086         1,763,144
        Treasury-Common Stock shares at cost:
          27,153,165 in 1997 and 27,009,316 in 1996                  (766,500)         (759,695)
                                                                  -----------       -----------
            Total stockholders' equity                              1,189,337         1,161,021
                                                                  -----------       -----------
            Total liabilities and stockholders' equity            $ 3,238,290       $ 3,184,796
                                                                  ===========       ===========


The accompanying notes are an integral part of these balance sheets.

                            HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                    For the Three Months Ended
                                                                    --------------------------
                                                                    March 30,         March 31,
                                                                       1997             1996
                                                                    -----------       ---------

Cash Flows Provided from (Used by) Operating Activities
   Net Income                                                       $  68,894         $  59,415
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                                  40,124            33,109
        Deferred income taxes                                          21,558             5,230
        Changes in assets and liabilities, net of
        effects from business
        acquisitions and divestitures:
            Accounts receivable - trade                                48,955            86,852
            Inventories                                               (72,460)          (49,686)
            Accounts payable                                          (12,208)           (5,190)
            Other assets and liabilities                               39,594            (7,968)
        Other, net                                                        594               301
                                                                    ---------         ---------
Net Cash Flows Provided from Operating Activities                     135,051           122,063
                                                                    ---------         ---------

Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                                  (38,017)          (36,017)
   Proceeds from divestitures                                          ---               15,852
   Other, net                                                         (13,181)            2,872
                                                                    ---------         ---------
Net Cash Flows (Used by) Investing Activities                         (51,198)          (17,293)
                                                                    ---------         ---------

Cash Flows Provided from (Used by) Financing Activities
   Net (decrease) increase in short-term debt                        (173,311)          (42,150)
   Long-term borrowings                                               150,000            ---
   Repayment of long-term debt                                            (46)           (1,311)
   Cash dividends paid                                                (29,952)          (27,307)
   Exercise of stock options                                            4,104             9,578
   Incentive plan transactions                                        (11,923)          (13,707)
   Repurchase of Common Stock                                          (6,863)           (2,283)
                                                                    ---------         ---------
Net Cash Flows (Used by) Financing Activities                         (67,991)          (77,180)
                                                                    ---------         ---------

Increase in Cash and Cash Equivalents                                  15,862            27,590
Cash and Cash Equivalents, beginning of period                         61,422            32,346
                                                                    ---------         ---------
Cash and Cash Equivalents, end of period                            $  77,284         $  59,936
                                                                    =========         =========



Interest Paid                                                       $  12,038         $   9,441
                                                                    =========         =========
Income Taxes Paid                                                   $  12,592         $  10,023
                                                                    =========         =========


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1996 Annual Report on Form 10-K.

2.     INTEREST EXPENSE

       Interest expense, net consisted of the following:

                                                   For the Three Months Ended
                                                   --------------------------
                                              March 30, 1997     March 31, 1996
                                              --------------     --------------
                                                    (in thousands of dollars)

               Interest expense                  $ 16,918            $ 13,871
               Interest income                     (1,068)               (892)
               Capitalized interest                  (168)               (755)
                                                 --------            --------
                    Interest expense, net        $ 15,682            $ 12,224
                                                 ========            ========

3.      STOCK SPLIT

        In August 1996, the Corporation's Board of Directors declared a two-for-one split of the Common Stock and Class B Common Stock effective September 13, 1996, to stockholders of record August 23, 1996. The split was effected as a stock dividend by distributing one additional share for each share held. Unless otherwise indicated, all shares and per share information have been restated to reflect the stock split.

4.      NET INCOME PER SHARE

        Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during each period. A total of 143,849 shares of Common Stock was repurchased during the first quarter of 1997 under the share repurchase program begun in 1996. A total of 27,153,165 shares were held as Treasury Stock as of March 30, 1997.

5.      INVENTORIES

        The majority of inventories are valued under the last-in, first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                              March 30, 1997     December 31, 1996
                                              --------------     -----------------
                                                   (in thousands of dollars)

               Raw materials                   $  272,814            $ 204,419
               Goods in process                    35,726               31,444
               Finished goods                     320,472              316,726
                                               ----------            ---------
                    Inventories at FIFO           629,012              552,589
               Adjustment to LIFO                 (81,574)             (77,611)
                                               ----------            ---------
                    Total inventories          $  547,438            $ 474,978
                                               ==========            =========

6.      ACQUISITIONS AND DIVESTITURES

        In January 1996, the Corporation completed the sale of the assets of Hershey Canada Inc.'s PLANTERS nut and LIFE SAVERS and BREATH SAVERS hard candy, and BEECH-NUT cough drops businesses to Johnvince Foods group and Beta Brands Inc., respectively.

        In December 1996, the Corporation acquired from an affiliate of Huhtamaki Oy (Huhtamaki), Huhtamaki's Leaf North America (Leaf) confectionery operations and sold to Huhtamaki the outstanding shares of Gubor Holding GmbH (Gubor) and Sperlari, S.r.l. (Sperlari). For further information, refer to the Corporation's 1996 Annual Report on Form 10-K.

7.      LONG-TERM DEBT

        In March 1997, the Corporation issued $150 million of 6.95% Notes due 2007 (Notes) under the November 1993 Form S-3 Registration Statement. Proceeds from the debt issuance were used to repay a portion of the commercial paper borrowings associated with the Leaf acquisition. As of March 30, 1997 and December 31, 1996, $150.0 million and $300.0 million, respectively, of commercial paper borrowings were reclassified as long-term debt in accordance with the Corporation's intent and ability to refinance such obligations on a long-term basis.

8.      FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 30, 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, also approximated fair value as of March 30, 1997, based upon quoted market prices, as of those dates, for the same or similar debt issues.

        As of March 30, 1997, the Corporation had foreign exchange forward contracts maturing in 1997 and 1998 to purchase $21.6 million in foreign currency, primarily British sterling, German marks and Swiss francs, and to sell $25.4 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of March 30, 1997, the fair value of foreign exchange forward contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of March 30, 1997 and March 31, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $250.0 million and $200.0 million with maturities through 1999 and 1997, respectively. As of March 30, 1997 and March 31, 1996, interest rates payable were at weighted average fixed rates of 6.1% and 5.6%, respectively, and interest rates receivable were floating based on 30-day commercial paper composite rates. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations - First Quarter 1997 vs. First Quarter 1996
-----------------------------------------------------------------

Consolidated net sales for the first quarter rose from $931.5 million in 1996 to $1,002.5 million in 1997, an increase of 8% from the prior year. The higher sales primarily reflected incremental sales from the Leaf acquisition and from the introduction of new confectionery products. These increases were offset somewhat by lower sales resulting from the divestitures of the Gubor and Sperlari businesses in December 1996 and a decline in sales of pasta and grocery products.

The consolidated gross margin increased from 41.0% in 1996 to 41.2% in 1997. The increase reflected the impact of confectionery selling price increases, improved manufacturing efficiencies and the favorable impact of the divestitures of the Gubor and Sperlari businesses. These favorable variances were partially offset by the lower margin associated with the recently acquired Leaf business and increases in manufacturing costs. Selling, marketing and administrative expenses increased by 5%, due to increased marketing expenses associated with the introduction of new products.

Net interest expense in the first quarter of 1997 was $3.5 million above the comparable period of 1996 primarily as a result of increased borrowings associated with the Leaf acquisition.

The first quarter effective income tax rate decreased from 40.1% in 1996 to 39.3% in 1997 primarily due to changes in the geographic mix of the Corporation's income.

Financial Condition
-------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first three months of 1997, the Corporation's cash and cash equivalents increased by $15.9 million. Cash provided from operations and long-term borrowings was sufficient to repay $173.3 million of short-term borrowings, finance capital additions of $38.0 million and pay cash dividends of $30.0 million.

The ratio of current assets to current liabilities was 1.2:1 as of March 30, 1997 and December 31, 1996. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 44% as of March 30, 1997, and 46% as of December 31, 1996.

As of March 30, 1997, the Corporation could borrow up to $600 million under its committed credit facility agreements with options to increase borrowings by $1.0 billion. As of March 30, 1997, and March 31, 1996, the Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $20 million and $100 million, respectively, which could be borrowed directly or used to support the issuance of commercial paper.

In March 1997, the Corporation issued $150 million of Notes under a November 1993 Registration Statement. As of March 30, 1997, $150 million of debt securities remained available for issuance under the Registration Statement. Proceeds from any offering of the $150 million of debt securities available under the shelf registration may be used for general corporate requirements including, reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of March 30, 1997, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $175 million to $225 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

Recent Pronouncements of the Financial Accounting Standards Board
-----------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, Earnings Per share (FAS 128). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computations of the Corporation.

PART II

Items 1 through 3 and 5 have been omitted as not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 29, 1997. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

               Name                                  Votes For           Votes Withheld
               ----                                  ---------           --------------

        William H. Alexander                         412,621,515               503,779
        Robert H. Campbell                           412,658,524               466,770
        C. McCollister Evarts                        412,518,401               606,893
        Bonnie Guiton Hill                           412,627,327               497,967
        John C. Jamison                              412,678,171               447,123
        John M. Pietruski                            412,585,063               540,231
        Joseph P. Viviano                            412,653,635               471,659
        Kenneth L. Wolfe                             412,771,455               353,839

The following directors were elected by the holders of the Common Stock voting as a class:

               Name                                  Votes For           Votes Withheld
               ----                                  ---------           --------------

        Mackey J. McDonald                            97,451,439            12,610,435
        Vincent A. Sarni                             109,599,177               462,697

Holders of the Common Stock and the Class B Common Stock voting together approved the Key Employee Incentive Plan, as amended. Stockholders cast 391,503,659 votes FOR the approval, 6,825,539 votes AGAINST the approval and ABSTAINED from casting 1,049,984 votes on the approval of the Key Employee Incentive Plan, as amended.

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as the independent public accountants for 1997. Stockholders cast 412,381,055 votes FOR the appointment, 387,713 votes AGAINST the appointment and ABSTAINED from casting 356,526 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)      Exhibits
        --------

        The following items are attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended March 30, 1997 and March 31, 1996.

        Exhibit 27 - Financial Data Schedule for the period ended March 30, 1997 (required for electronic filing only).

b)      Reports on Form 8-K
        -------------------

        A report on Form 8-K was filed January 10, 1997, announcing that the Corporation completed the acquisition of the Leaf North America confectionery operations of Huhtamaki Oy (Huhtamaki) on December 30, 1996. The Corporation also completed the sale of its European operations, Gubor Holding GmbH and Sperlari, S.r.l. to Huhtamaki on that date.

        A report on Form 8-K was filed February 26, 1997, announcing that the Corporation, as part of the acquisition of the Leaf North America business, entered into a Trademark and Technology license with Huhtamaki giving Hershey the right to manufacture, market and distribute products under certain Huhtamaki trademarks in North, Central and South America.

        A report on Form 8-K was filed March 4, 1997, announcing the Corporation's financial results for the year ended December 31, 1996.

        A report on Form 8-K was filed March 7, 1997, announcing that the Corporation entered into a Pricing Agreement concerning the issuance and sale of $150 million of 6.95% Notes due March 1, 2007.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                  HERSHEY FOODS CORPORATION
                                                  -------------------------
                                                        (Registrant)




Date   May 7, 1997                                  /s/  William F. Christ
       -----------                               ------------------------------
                                                      William F. Christ
                                                      Senior Vice President and
                                                      Chief Financial Officer





Date   May 7, 1997                                  /s/  David W. Tacka
       -----------                               -----------------------------
                                                       David W. Tacka
                                                       Corporate Controller and
                                                       Chief Accounting Officer

                                  EXHIBIT INDEX






Exhibit 12       -   Computation of Ratio of Earnings to Fixed
                     Charges

Exhibit 27       -   Financial Data Schedule for the period
                     ended March 30, 1997 (required for electronic filing only)