Form 10-Q
period 1997-06-29
HERSHEY FOODS CORP
filed 1997-08-04
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JUNE 29, 1997
                             ------------------------------------------------

                                       OR

(  )    TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES  EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ------------------------

Commission file number                         1-183
                       -----------------------------------------------------


                            HERSHEY FOODS CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        23-0691590
  ----------------------------------                   ---------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                      Identification Number)

             100 CRYSTAL A DRIVE
            HERSHEY, PENNSYLVANIA                                17033
  ---------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:      (717) 534-6799
                                                    -------------------------


-----------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES    X       NO
                                          ---         ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 122,308,819 shares, as of July 30, 1997. Class B Common Stock, $1 par value - 30,470,908 shares, as of July 30, 1997.

Exhibit Index - Page 12


       <page 2>



                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                           FOR THE THREE MONTHS ENDED
                                                            JUNE 29,      JUNE 30,
                                                              1997          1996
                                                          ----------    ----------

NET SALES                                                 $ 905,729     $ 796,343
                                                          ---------     ---------

COSTS AND EXPENSES:

    Cost of sales                                           530,318       469,798
    Selling, marketing and administrative                   276,260       247,395
                                                          ---------     ---------

      Total costs and expenses                              806,578       717,193
                                                          ---------     ---------

INCOME BEFORE INTEREST AND INCOME TAXES                      99,151        79,150

    Interest expense, net                                    15,851        10,958
                                                          ---------     ---------

INCOME BEFORE INCOME TAXES                                   83,300        68,192

    Provision for income taxes                               32,736        27,345
                                                          ---------     ---------

NET INCOME                                                $  50,564     $  40,847
                                                          =========     =========

NET INCOME PER SHARE                                      $     .33     $     .26
                                                          =========     =========


CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                          $   .2000     $   .1800
                                                          =========     =========

    Class B Common Stock                                  $   .1800     $   .1625
                                                          =========     =========

AVERAGE SHARES OUTSTANDING                                  152,779       154,288
                                                          =========     =========




The accompanying notes are an integral part of these statements.



       <page 3>



                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE SIX MONTHS ENDED
                                                              JUNE 29,        JUNE 30,
                                                                1997            1996
                                                            -----------     ----------

NET SALES                                                   $ 1,908,198     $ 1,727,857
                                                            -----------     -----------

COSTS AND EXPENSES:

    Cost of sales                                             1,119,600       1,019,546
    Selling, marketing and administrative                       560,264         517,747
                                                            -----------     -----------

      Total costs and expenses                                1,679,864       1,537,293
                                                            -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES                         228,334         190,564

    Interest expense, net                                        31,533          23,182
                                                            -----------     -----------

INCOME BEFORE INCOME TAXES                                      196,801         167,382

    Provision for income taxes                                   77,343          67,120
                                                            -----------     -----------

NET INCOME                                                  $   119,458     $   100,262
                                                            ===========     ===========

NET INCOME PER SHARE                                        $       .78     $       .65
                                                            ===========     ===========


CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                            $     .4000     $     .3600
                                                            ===========     ===========

    Class B Common Stock                                    $     .3600     $     .3250
                                                            ===========     ===========

AVERAGE SHARES OUTSTANDING                                      152,808         154,458
                                                            ===========     ===========




The accompanying notes are an integral part of these statements.



       <page 4>


                            HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 29, 1997 AND DECEMBER 31, 1996
                            (IN THOUSANDS OF DOLLARS)

ASSETS                                                              1997               1996
                                                                -----------         --------

   CURRENT ASSETS:
        Cash and cash equivalents                               $    26,439       $    61,422
        Accounts receivable - trade                                 214,030           294,606
        Inventories                                                 666,888           474,978
        Deferred income taxes                                        97,386            94,464
        Prepaid expenses and other                                   53,606            60,759
                                                                -----------       -----------
            Total current assets                                  1,058,349           986,229
                                                                -----------       -----------
   PROPERTY, PLANT AND EQUIPMENT, AT COST                         2,527,118         2,422,702
   Less - accumulated depreciation and amortization                (892,553)         (820,807)
                                                                -----------       -----------
            Net property, plant and equipment                     1,634,565         1,601,895
                                                                -----------       -----------
   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS                 557,907           565,962
   OTHER ASSETS                                                      44,391            30,710
                                                                -----------       -----------
            Total assets                                        $ 3,295,212       $ 3,184,796
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                        $   145,272       $   134,213
        Accrued liabilities                                         381,359           357,828
        Accrued income taxes                                          ---              10,254
        Short-term debt                                             295,073           299,469
        Current portion of long-term debt                            40,506            15,510
                                                                -----------       -----------
            Total current liabilities                               862,210           817,274
   LONG-TERM DEBT                                                   629,842           655,289
   OTHER LONG-TERM LIABILITIES                                      335,204           327,209
   DEFERRED INCOME TAXES                                            263,560           224,003
                                                                -----------       -----------
            Total liabilities                                     2,090,816         2,023,775
                                                                -----------       -----------
   STOCKHOLDERS' EQUITY:
        Preferred Stock, shares issued:
          none in 1997 and 1996                                      ---               ---
        Common Stock, shares issued:
          149,479,964 in 1997 and 149,471,964 in 1996               149,480           149,472
        Class B Common Stock, shares issued:
          30,470,908 in 1997 and 30,478,908 in 1996                  30,470            30,478
        Additional paid-in capital                                   36,875            42,432
        Cumulative foreign currency translation adjustments         (34,783)          (32,875)
        Unearned ESOP compensation                                  (30,338)          (31,935)
        Retained earnings                                         1,822,706         1,763,144
        Treasury-Common Stock shares at cost:
          27,180,826 in 1997 and 27,009,316 in 1996                (770,014)         (759,695)
                                                                -----------       -----------
            Total stockholders' equity                            1,204,396         1,161,021
                                                                -----------       -----------
            Total liabilities and stockholders' equity          $ 3,295,212       $ 3,184,796
                                                                ===========       ===========

The accompanying notes are an integral part of these balance sheets.


       <page 5>



                            HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                    FOR THE SIX MONTHS ENDED
                                                                    JUNE 29,        JUNE 30,
                                                                      1997            1996
                                                                  -----------       ---------

CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
   Net Income                                                     $ 119,458         $ 100,262
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                                76,397            65,820
        Deferred income taxes                                         7,349             8,661
        Changes in assets and liabilities, net of
        effects from business
        acquisitions and divestitures:
            Accounts receivable - trade                              78,322           142,614
            Inventories                                            (194,901)         (145,632)
            Accounts payable                                         11,307           (17,116)
            Other assets and liabilities                             27,294           (25,783)
        Other, net                                                    2,145               694
                                                                  ---------         ---------
Net Cash Flows Provided from Operating Activities                   127,371           129,520
                                                                  ---------         ---------

CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES
   Capital additions                                                (85,365)          (70,240)
   Proceeds from divestitures                                        ---               27,472
   Other, net                                                        10,749             5,744
                                                                  ---------         ---------
Net Cash Flows (Used by) Investing Activities                       (74,616)          (37,024)
                                                                  ----------        ---------

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
   Net (decrease) increase in short-term debt                      (154,396)           15,123
   Long-term borrowings                                             150,000              ---
   Repayment of long-term debt                                          (93)           (1,426)
   Cash dividends paid                                              (59,897)          (54,557)
   Exercise of stock options                                          8,879            10,767
   Incentive plan transactions                                      (24,577)          (21,688)
   Repurchase of Common Stock                                        (7,654)          (24,833)
                                                                  ----------        ---------
Net Cash Flows (Used by) Financing Activities                       (87,738)          (76,614)
                                                                  ----------        ---------

Increase (decrease) in Cash and Cash Equivalents                    (34,983)           15,882
Cash and Cash Equivalents, beginning of period                       61,422            32,346
                                                                  ---------         ---------
Cash and Cash Equivalents, end of period                          $  26,439         $  48,228
                                                                  =========         =========

            -------------------------------------------------------------------

Interest Paid                                                     $  29,109         $  25,033
                                                                  =========         =========
Income Taxes Paid                                                 $  84,050         $  71,035
                                                                  =========         =========


The accompanying notes are an integral part of these statements.


       <page 6>



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and year-to-date period ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1996 Annual Report on Form 10-K.

2.     INTEREST EXPENSE

       Interest expense, net consisted of the following:

                                                     FOR THE SIX MONTHS ENDED
                                                     ------------------------
                                              JUNE 29, 1997       JUNE 30, 1996
                                              -------------       -------------
                                                     (IN THOUSANDS OF DOLLARS)

               Interest expense                 $ 33,619            $ 26,807
               Interest income                    (1,644)             (2,155)
               Capitalized interest                 (442)             (1,470)
                                                --------            --------
                   Interest expense, net        $ 31,533            $ 23,182
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

4.      NET INCOME PER SHARE

        Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during each period. A total of 171,510 shares of Common Stock was repurchased during the first six months of 1997 under the share repurchase program begun in 1996. A total of 27,180,826 shares were held as Treasury Stock as of June 29, 1997.


       <page 7>


5.      INVENTORIES

        The majority of inventories are valued under the last-in, first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                          JUNE 29, 1997        DECEMBER 31, 1996
                                          -------------        -----------------
                                                  (IN THOUSANDS OF DOLLARS)

               Raw materials                  $ 314,867            $ 204,419
               Goods in process                  40,270               31,444
               Finished goods                   409,248              316,726
                                              ---------            ---------
                   Inventories at FIFO          764,385              552,589
               Adjustment to LIFO               (97,497)             (77,611)
                                              ---------              -------
                   Total inventories          $ 666,888            $ 474,978
                                              =========            =========

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

7.      LONG-TERM DEBT

        In March 1997, the Corporation issued $150 million of 6.95% Notes due 2007 (Notes) under the November 1993 Form S-3 Registration Statement. Proceeds from the debt issuance were used to repay a portion of the commercial paper borrowings associated with the Leaf acquisition. As of June 29, 1997 and December 31, 1996, $150.0 million and $300.0 million, respectively, of commercial paper borrowings were reclassified as long-term debt in accordance with the Corporation's intent and ability to refinance such obligations on a long-term basis.

8.      FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 29, 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, also approximated fair value as of June 29, 1997, based upon quoted market prices, as of those dates, for the same or similar debt issues.

        As of June 29, 1997, the Corporation had foreign exchange forward contracts maturing in 1997 and 1998 to purchase $18.5 million in foreign currency, primarily British sterling, Swiss francs and German marks, and to sell $20.9 million in foreign currency, primarily Japanese yen and Canadian dollars, at contracted forward rates.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of June 29, 1997, the fair value of foreign exchange forward contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of June 29, 1997 and June 30, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $250.0 million and $200.0 million with maturities through 1999 and 1997, respectively. As of June 29, 1997 and June 30, 1996, interest rates payable were at weighted average fixed rates of 6.1% and 5.6%, respectively, and interest rates receivable were floating based on 30-day commercial paper composite rates. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates.



       <page 8>


                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - SECOND QUARTER 1997 VS. SECOND QUARTER 1996
-------------------------------------------------------------------

Consolidated net sales for the second quarter rose from $796.3 million in 1996 to $905.7 million in 1997, an increase of 14% from the prior year. The higher sales primarily reflected incremental sales from the Leaf acquisition, increased sales of existing domestic confectionery brands and the introduction of new confectionery products. These increases were offset somewhat by lower sales resulting from the divestitures of the Gubor and Sperlari businesses in December 1996.

The consolidated gross margin increased from 41.0% in 1996 to 41.4% in 1997. The increase reflected lower costs for certain major raw materials, particularly flour and milk, and increased manufacturing efficiencies. These favorable effects were partially offset by the lower margin associated with the Leaf business. Selling, marketing and administrative expenses increased by 12%, as a result of incremental expenses associated with the acquired Leaf operations and increased marketing expenses associated with the introduction of new products. These higher expenses were offset somewhat by decreases related to the divestiture of Gubor and Sperlari.

Net interest expense in the second quarter of 1997 was $4.9 million above the comparable period of 1996 primarily as a result of increased borrowings associated with the Leaf acquisition.

The second quarter effective income tax rate decreased from 40.1% in 1996 to 39.3% in 1997 primarily due to changes in the geographic mix of the Corporation's income.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 1997 VS. FIRST SIX MONTHS 1996
-----------------------------------------------------------------------

Consolidated net sales for the first six months of 1997 increased by $180.3 million or 10% primarily as a result of the incremental sales from the Leaf acquisition, the introduction of new confectionery products and increased sales of core confectionery items. These increases were offset somewhat by lower sales resulting from the divestiture of the Gubor and Sperlari businesses and a decline in sales of pasta and grocery products.

The consolidated gross margin increased from 41.0% in 1996 to 41.3% in 1997. The increase was primarily the result of lower costs for certain major raw materials, primarily flour and milk. The impact of raw material cost decreases was partially offset by the lower margin associated with the Leaf business. Selling, marketing and administrative expenses increased by 8%, as a result of incremental expenses associated with the Leaf business and increased marketing expenses associated with the introduction of new products, partially offset by decreases resulting from the Gubor and Sperlari divestitures.

Net interest expense was $8.4 million above prior year, primarily as a result of increased borrowings associated with the Leaf acquisition and higher short-term borrowing rates.

The effective income tax rate decreased from 40.1% in 1996 to 39.3% in 1997 primarily due to changes in the geographic mix of the Corporation's income.


       <page 9>


FINANCIAL CONDITION
-------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first six months of 1997, the Corporation's cash and cash equivalents decreased by $35.0 million. Cash and cash equivalents on hand at the beginning of the period and cash provided from operations and long-term borrowings was sufficient to repay $154.4 million of short-term borrowings, finance capital additions of $85.4 million and pay cash dividends of $59.9 million.

The ratio of current assets to current liabilities was 1.2:1 as of June 29, 1997 and December 31, 1996. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 44% as of June 29, 1997, and 46% as of December 31, 1996.

As of June 29, 1997, the Corporation maintained committed credit facility agreements with a syndicate of banks in the amount of $600 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has options to increase the credit facility by $1.0 billion with the concurrence of the banks. As of June 29, 1997, and June 30, 1996, the Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $20 million and $100 million, respectively.

In March 1997, the Corporation issued $150 million of Notes under a November 1993 Registration Statement. As of June 29, 1997, $150 million of debt securities remained available for issuance under the Registration Statement. Proceeds from any offering of the $150 million of debt securities available under the shelf registration may be used for general corporate requirements including, reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of June 29, 1997, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $175 million to $225 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD
-----------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 128, Earnings Per share (FAS 128). FAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share and is effective for periods ending after December 15, 1997. Adoption of this accounting standard is not expected to have a material effect on the earnings per share computations of the Corporation.




       <page 10>


PART II

Items 1 through 5 have been omitted as not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)      EXHIBITS
        --------

        The following items are attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended June 29, 1997 and June 30, 1996.

        Exhibit 27 - Financial Data Schedule for the period ended June 29, 1997 (required for electronic filing only).

b)      REPORTS ON FORM 8-K
        -------------------

        No reports on Form 8-K were filed during the three-month period ended June 29, 1997.


       <page 11>


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 HERSHEY FOODS CORPORATION
                                                 -------------------------
                                                         (Registrant)




Date   AUGUST 4, 1997                                  /S/  WILLIAM F. CHRIST
       --------------                            -----------------------------
                                                   William F. Christ
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer





Date   AUGUST 4, 1997                                  /S/  DAVID W. TACKA
       --------------                             ----------------------------
                                                   David W. Tacka
                                                   Corporate Controller and
                                                   Chief Accounting Officer


       <page 12>


                                  EXHIBIT INDEX







Exhibit 12       -  Computation of Ratio of Earnings to Fixed
                    Charges

Exhibit 27       -  Financial Data Schedule for the period
                    ended June 29, 1997 (required for electronic filing only)