Form 10-Q
period 1997-09-28
HERSHEY FOODS CORP
filed 1997-11-05
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     SEPTEMBER 28, 1997
                               ----------------------------------------------

                                       OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------------------------------------

Commission file number                          1-183
                      -------------------------------------------------------


                           HERSHEY FOODS CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                        23-0691590
-----------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification Number)

             100 CRYSTAL A DRIVE
            HERSHEY, PENNSYLVANIA                            17033
-----------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (717) 534-6799
                                                    -------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES    X       NO
                                         -----       -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 112,415,239 shares, as of October 31, 1997. Class B Common Stock, $1 par value - 30,465,908 shares, as of October 31, 1997.

Exhibit Index - Page 14



                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE THREE MONTHS ENDED
                                                               --------------------------
                                                             SEPTEMBER 28,     SEPTEMBER 29,
                                                                 1997              1996
                                                             ------------      -------------

NET SALES                                                     $1,151,610        $1,072,336
                                                              ----------        ----------

COSTS AND EXPENSES:

    Cost of sales                                                672,604           613,974
    Selling, marketing and administrative                        292,593           287,526
                                                              ----------        ----------

      Total costs and expenses                                   965,197           901,500
                                                              ----------        ----------

INCOME BEFORE INTEREST AND INCOME TAXES                          186,413           170,836

    Interest expense, net                                         20,558            13,457
                                                              ----------        ----------

INCOME BEFORE INCOME TAXES                                       165,855           157,379

    Provision for income taxes                                    65,182            63,109
                                                              ----------        ----------

NET INCOME                                                    $  100,673        $   94,270
                                                              ==========        ==========

NET INCOME PER SHARE                                          $      .68        $      .61
                                                              ==========        ==========


CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                              $    .2200        $    .2000
                                                              ==========        ==========

    Class B Common Stock                                      $    .2000        $    .1800
                                                              ==========        ==========

AVERAGE SHARES OUTSTANDING                                       147,118           153,712
                                                              ==========        ==========




The accompanying notes are an integral part of these statements.



                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                FOR THE NINE MONTHS ENDED
                                                                -------------------------
                                                             SEPTEMBER 28,     SEPTEMBER 29,
                                                                 1997              1996
                                                             ------------      -------------

NET SALES                                                     $3,059,808        $2,800,193
                                                              ----------        ----------

COSTS AND EXPENSES:

    Cost of sales                                              1,792,204         1,633,520
    Selling, marketing and administrative                        852,857           805,273
                                                              ----------        ----------

      Total costs and expenses                                 2,645,061         2,438,793
                                                              ----------        ----------

INCOME BEFORE INTEREST AND INCOME TAXES                          414,747           361,400

    Interest expense, net                                         52,091            36,639
                                                              ----------        ----------

INCOME BEFORE INCOME TAXES                                       362,656           324,761

    Provision for income taxes                                   142,525           130,229
                                                              ----------        ----------

NET INCOME                                                    $  220,131        $  194,532
                                                              ==========        ==========

NET INCOME PER SHARE                                          $     1.46        $     1.26
                                                              ==========        ==========


CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                              $    .6200        $    .5600
                                                              ==========        ==========

    Class B Common Stock                                      $    .5600        $    .5050
                                                              ==========        ==========

AVERAGE SHARES OUTSTANDING                                       150,897           154,209
                                                              ==========        ==========




The accompanying notes are an integral part of these statements.


                            HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 28, 1997 AND DECEMBER 31, 1996
                            (IN THOUSANDS OF DOLLARS)

ASSETS                                                              1997              1996
                                                                -----------       -----------

   CURRENT ASSETS:
        Cash and cash equivalents                               $    70,955       $    61,422
        Accounts receivable - trade                                 436,990           294,606
        Inventories                                                 605,517           474,978
        Deferred income taxes                                        96,075            94,464
        Prepaid expenses and other                                   33,071            60,759
                                                                -----------       -----------
            Total current assets                                  1,242,608           986,229
                                                                -----------       -----------
   PROPERTY, PLANT AND EQUIPMENT, AT COST                         2,572,034         2,422,702
   Less - accumulated depreciation and amortization                (924,303)         (820,807)
                                                                -----------       -----------
            Net property, plant and equipment                     1,647,731         1,601,895
                                                                -----------       -----------
   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS                 553,595           565,962
   OTHER ASSETS                                                      52,940            30,710
                                                                -----------       -----------
            Total assets                                        $ 3,496,874       $ 3,184,796
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                        $   132,547       $   134,213
        Accrued liabilities                                         386,988           357,828
        Accrued income taxes                                         16,954            10,254
        Short-term debt                                             521,950           299,469
        Current portion of long-term debt                            25,082            15,510
                                                                -----------       -----------
            Total current liabilities                             1,083,521           817,274
   LONG-TERM DEBT                                                 1,029,147           655,289
   OTHER LONG-TERM LIABILITIES                                      340,631           327,209
   DEFERRED INCOME TAXES                                            268,319           224,003
                                                                -----------       -----------
            Total liabilities                                     2,721,618         2,023,775
                                                                -----------       -----------
   STOCKHOLDERS' EQUITY:
        Preferred Stock, shares issued:
          none in 1997 and 1996                                     ---               ---
        Common Stock, shares issued:
          149,484,964 in 1997 and 149,471,964 in 1996               149,485           149,472
        Class B Common Stock, shares issued:
          30,465,908 in 1997 and 30,478,908 in 1996                  30,465            30,478
        Additional paid-in capital                                   35,814            42,432
        Cumulative foreign currency translation adjustments         (34,782)          (32,875)
        Unearned ESOP compensation                                  (29,539)          (31,935)
        Retained earnings                                         1,892,557         1,763,144
        Treasury-Common Stock shares at cost:
          37,050,155 in 1997 and 27,009,316 in 1996              (1,268,744)         (759,695)
                                                                -----------       -----------
            Total stockholders' equity                              775,256         1,161,021
                                                                -----------       -----------
            Total liabilities and stockholders' equity          $ 3,496,874       $ 3,184,796
                                                                ===========       ===========

The accompanying notes are an integral part of these balance sheets.




                            HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                FOR THE NINE MONTHS ENDED
                                                                -------------------------
                                                             SEPTEMBER 28,     SEPTEMBER 29,
                                                                 1997              1996
                                                             ------------    ---------------

CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
   Net Income                                                 $  220,131        $  194,532
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                            114,173            99,173
        Deferred income taxes                                     13,419            17,701
        Changes in assets and liabilities, net of effects
        from business acquisitions and divestitures:
            Accounts receivable - trade                         (144,638)          (58,221)
            Inventories                                         (133,530)          (94,191)
            Accounts payable                                      (1,418)            1,295
            Other assets and liabilities                          68,350            28,496
        Other, net                                                 2,293               963
                                                              ----------        ----------
Net Cash Flows Provided from Operating Activities                138,780           189,748
                                                              ----------        ----------

CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES
   Capital additions                                            (133,821)         (108,493)
   Proceeds from divestitures                                    ---                27,499
   Other, net                                                     12,785             7,476
                                                              ----------        ----------
Net Cash Flows (Used by) Investing Activities                   (121,036)          (73,518)
                                                              ----------        ----------

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
   Net (decrease) increase in short-term debt                     72,481            51,930
   Long-term borrowings                                          550,000            ---
   Repayment of long-term debt                                   (15,540)           (1,984)
   Cash dividends paid                                           (90,718)          (84,698)
   Exercise of stock options                                      10,614            17,733
   Incentive plan transactions                                   (27,394)          (35,850)
   Repurchase of Common Stock                                   (507,654)          (35,743)
                                                              ----------        ----------
Net Cash Flows (Used by) Financing Activities                     (8,211)          (88,612)
                                                              ----------        ----------

Increase in Cash and Cash Equivalents                              9,533            27,618
Cash and Cash Equivalents, beginning of period                    61,422            32,346
                                                              ----------        ----------
Cash and Cash Equivalents, end of period                      $   70,955        $   59,964
                                                              ==========        ==========



Interest Paid                                                 $   45,183        $   36,261
                                                              ==========        ==========
Income Taxes Paid                                             $  114,089        $   94,351
                                                              ==========        ==========


The accompanying notes are an integral part of these statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and year-to-date period ended September 28, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1996 Annual Report on Form 10-K.


2.     INTEREST EXPENSE

       Interest expense, net consisted of the following:

                                                     FOR THE NINE MONTHS ENDED
                                                     -------------------------
                                           SEPTEMBER 28, 1997         SEPTEMBER 29, 1996
                                           ------------------         -------------------
                                                     (IN THOUSANDS OF DOLLARS)

               Interest expense                 $ 55,809                  $ 41,073
               Interest income                    (2,262)                   (2,944)
               Capitalized interest               (1,456)                   (1,490)
                                                --------                  --------
                   Interest expense, net        $ 52,091                  $ 36,639
                                                ========                  ========


3.      NET INCOME PER SHARE

        Income per share has been computed based on the weighted average number of shares of the Common Stock and the Class B Common Stock outstanding during each period. The lower average shares outstanding for the three months and nine months ended September 28, 1997 primarily reflected the Corporation's purchase of 9,900,990 shares of its Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (Milton Hershey School Trust) in August 1997. A total of 37,050,155 shares were held as Treasury Stock as of September 28, 1997.

4.      INVENTORIES

        The majority of inventories are valued under the last-in, first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                           SEPTEMBER 28, 1997          DECEMBER 31, 1996
                                           ------------------          -----------------
                                                     (IN THOUSANDS OF DOLLARS)

               Raw materials                  $ 262,414                   $ 204,419
               Goods in process                  40,656                      31,444
               Finished goods                   404,370                     316,726
                                              ---------                   ---------
                   Inventories at FIFO          707,440                     552,589
               Adjustment to LIFO              (101,923)                    (77,611)
                                              ---------                   ---------
                   Total inventories          $ 605,517                   $ 474,978
                                              =========                   =========

5.      ACQUISITIONS AND DIVESTITURES

        In January 1996, the Corporation completed the sale of the assets of Hershey Canada Inc.'s PLANTERS nut and LIFE SAVERS and BREATH SAVERS hard candy, and BEECH-NUT cough drops businesses to Johnvince Foods group and Beta Brands Inc., respectively.

        In December 1996, the Corporation acquired from an affiliate of Huhtamaki Oy (Huhtamaki), Huhtamaki's Leaf North America (Leaf) confectionery operations and sold to Huhtamaki the outstanding shares of Gubor Holding GmbH (Gubor) and Sperlari S.r.l. (Sperlari). For further information, refer to the Corporation's 1996 Annual Report on Form 10-K.

6.      LONG-TERM DEBT

        In March 1997, the Corporation issued $150 million of 6.95% Notes due 2007 (6.95% Notes) under the November 1993 Form S-3 Registration Statement. Proceeds from the debt issuance were used to repay a portion of the commercial paper borrowings associated with the Leaf acquisition.

        In August 1997, the Corporation filed another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. Also in August 1997, the Corporation issued $150 million of 6.95% Notes due 2012 (Notes) and $250 million of 7.2% Debentures due 2027 (Debentures) under the November 1993 and August 1997 Registration Statements. Proceeds from the debt issuance were used to repay short-term borrowings associated with the purchase of Common Stock from the Milton Hershey School Trust. As of September 28, 1997, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. As of September 28, 1997, and December 31, 1996, $150.0 million and $300.0 million, respectively, of commercial paper borrowings were reclassified as long-term debt in accordance with the Corporation's intent and ability to refinance such obligations on a long-term basis.

7.      FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 28, 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, also approximated fair value as of September 28, 1997, based upon quoted market prices, as of those dates, for the same or similar debt issues.

        As of September 28, 1997, the Corporation had foreign exchange forward contracts maturing in 1997 and 1998 to purchase $26.4 million in foreign currency, primarily British sterling and Swiss francs, and to sell $21.5 million in foreign currency, primarily Japanese yen and Canadian dollars, at contracted forward rates.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of September 28, 1997, the fair value of foreign exchange forward contracts approximated carrying value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of September 28, 1997 and September 29, 1996, the Corporation had agreements outstanding with an aggregate notional amount of $250.0 million and $200.0 million with maturities through 1999 and 1997, respectively. As of September 28, 1997 and September 29, 1996, interest rates payable were at weighted average fixed rates of 6.1% and 5.6%, respectively, and interest rates receivable were floating based on 30-day commercial paper composite rates. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense during the period. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at current market rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - THIRD QUARTER 1997 VS. THIRD QUARTER 1996
-----------------------------------------------------------------

Consolidated net sales for the third quarter rose from $1,072.3 million in 1996 to $1,151.6 million in 1997, an increase of 7% from the prior year. The higher sales primarily reflected incremental sales from the Leaf acquisition, increased sales of existing domestic confectionery brands and the introduction of new confectionery products. These increases were offset somewhat by lower sales resulting from the divestitures of the Gubor and Sperlari businesses in December 1996 and a decline in sales of pasta and grocery products.

The consolidated gross margin decreased from 42.7% in 1996 to 41.6% in 1997. The decrease reflected the lower margin associated with the Leaf business, higher costs associated with certain new products and seasonal confectionery items, and lower profitability resulting from the mix of items sold in 1997 compared to the prior year, partially offset by lower costs for milk and flour raw materials. Selling, marketing and administrative expenses increased by 2%, as a result of incremental expenses associated with the acquired Leaf operations and increased marketing expenses associated with the introduction of new products. These higher expenses were offset considerably by decreases related to the divestiture of Gubor and Sperlari.

Net interest expense in the third quarter of 1997 was $7.1 million above the comparable period of 1996 primarily as a result of increased borrowings associated with the Leaf acquisition and the purchase of Common Stock from the Milton Hershey School Trust.

The third quarter effective income tax rate decreased from 40.1% in 1996 to 39.3% in 1997 primarily due to changes in the geographic mix of the Corporation's income.

RESULTS OF OPERATIONS - FIRST NINE MONTHS 1997 VS. FIRST NINE MONTHS 1996
-------------------------------------------------------------------------

Consolidated net sales for the first nine months of 1997 increased by $259.6 million or 9% primarily as a result of the incremental sales from the Leaf acquisition, the introduction of new confectionery products and increased sales of core confectionery items. These increases were offset somewhat by lower sales resulting from the divestiture of the Gubor and Sperlari businesses and a decline in sales of pasta and grocery products.

The consolidated gross margin decreased from 41.7% in 1996 to 41.4% in 1997. The decrease was primarily the result of the lower margin associated with the Leaf business and higher costs associated with certain new products and seasonal items, partially offset by lower costs for certain major raw materials, primarily milk and flour, compared to the prior year. Flour costs, however, remained well above historical levels. Selling, marketing and administrative expenses increased by 6%, as a result of incremental expenses associated with the Leaf business and increased marketing expenses related to the introduction of new products, partially offset by decreases resulting from the Gubor and Sperlari divestitures and reduced marketing spending for existing brands, particularly related to pasta and grocery products.

Net interest expense was $15.5 million above prior year, primarily as a result of increased borrowings associated with the Leaf acquisition and the purchase of Common Stock from the Milton Hershey School Trust.

The effective income tax rate decreased from 40.1% in 1996 to 39.3% in 1997 primarily due to changes in the geographic mix of the Corporation's income.

FINANCIAL CONDITION
-------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first nine months of 1997, the Corporation's cash and cash equivalents increased by $9.5 million. Cash provided from operations and from long-term and short-term borrowings was sufficient to repurchase $507.7 million of the Corporation's Common Stock, finance capital additions of $133.8 million and pay cash dividends of $90.7 million. Cash flows from operating activities were lower during the first nine months of 1997, principally as a result of increases in accounts receivable reflecting the higher sales volume and higher inventory levels. The increased cash generated from other assets and liabilities was primarily related to commodities transactions and the timing of payments for accrued expenses.

The ratio of current assets to current liabilities was 1.1:1 as of September 28, 1997 and 1.2:1 as of December 31, 1996. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 67% as of September 28, 1997, and 46% as of December 31, 1996. The increase in the capitalization ratio primarily reflected the additional borrowings to finance the purchase of Common Stock and the related decrease in stockholder's equity as a result of the additional treasury stock.

As of September 28, 1997, the Corporation maintained committed credit facility agreements with a syndicate of banks in the amount of $600 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has options to increase the credit facility by $1.0 billion with the concurrence of the banks. As of September 28, 1997, and September 29, 1996, the Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $170 million and $100 million, respectively.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $400 million of Notes and Debentures under the November 1993 and August 1997 Registration Statements. As of September 28, 1997, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements including, reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of September 28, 1997, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $175 million to $225 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.


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


SAFE HARBOR STATEMENT
---------------------

The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The included forward-looking statements address management's expectations about the use of proceeds from any future offering of the remaining $250 million of debt securities available under the August 1997 Registration Statement, the impact of recent accounting pronouncements and anticipated capital expenditures during the next several years. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and pasta business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and raw material pricing.

PART II

Items 1 through 5 have been omitted as not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)      EXHIBITS
       ---------

        The following items are attached and incorporated herein by reference:

        Exhibit 10 - Copy of the Hershey Foods Corporation Directors' Compensation Plan.

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 28, 1997 and September 29, 1996.

        Exhibit 27 - Financial Data Schedule for the period ended September 28, 1997 (required for electronic filing only).

b)      REPORTS ON FORM 8-K
        -------------------

        A report on Form 8-K was filed August 12, 1997 announcing that the Corporation had purchased 9,900,990 shares of its Common Stock from Hershey Trust Company, as Trustee under the deed of trust with Milton S. Hershey and Catherine S. Hershey for the benefit of Milton Hershey School.

        A report on Form 8-K was filed August 14, 1997 announcing that the Corporation had filed a Form S-3 Registration Statement with the SEC registering $500,000,000 of debt securities.

        A report on Form 8-K was filed August 22, 1997 announcing that the Corporation entered into an Underwriting Agreement with Goldman, Sachs & Co., with respect to the issuance of certain debt securities. The Corporation also entered into a Pricing Agreement concerning the issuance and sale of $150 million of 6.95% Notes and $250 million of 7.2% Debentures.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       HERSHEY FOODS CORPORATION
                                                                    (Registrant)




Date   NOVEMBER 5, 1997                             /S/  WILLIAM F. CHRIST
       ----------------                         -----------------------------
                                                   William F. Christ
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                   and Treasurer





Date   NOVEMBER 5, 1997                             /S/  DAVID W. TACKA
       ----------------                          ----------------------------
                                                   David W. Tacka
                                                   Corporate Controller and
                                                   Chief Accounting Officer

                                  EXHIBIT INDEX






Exhibit 10       -  Hershey Foods Corporation Directors' Compensation Plan

Exhibit 12       -  Computation of Ratio of Earnings to Fixed
                    Charges

Exhibit 27       -  Financial Data Schedule for the period
                    ended September 28, 1997 (required for electronic filing only)