Form 10-K
period 1997-12-31
HERSHEY FOODS CORP
filed 1998-03-16
CIK 47111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
   (MARK ONE)
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
       |X|           OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       |_|              SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ..... TO .....

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                       Name of each exchange on
        TITLE OF EACH CLASS                                 which registered
        -------------------                             ------------------------
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

    Common Stock, one dollar par value -- $6,450,447,595 as of March 2, 1998.

    Class B Common Stock, one dollar par value -- $9,780,020 as of March 2, 1998. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on March 2, 1998.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

    Common Stock, one dollar par value -- 112,637,318 shares, as of March 2, 1998.

    Class B Common Stock, one dollar par value -- 30,453,908 shares, as of March 2, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The Corporation's Consolidated Financial Statements and Management's Discussion and Analysis for the year ended December 31, 1997 are included in Appendix A to the Corporation's Proxy Statement for the Corporation's 1998 Annual Meeting of Stockholders and are incorporated by reference into Part II and are filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.

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

    The Corporation's principal product groups include: chocolate and non-chocolate confectionery products sold in the form of bar goods, bagged items and boxed items; grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages; and pasta products sold in a variety of shapes, sizes, flavors and packages. The Corporation believes it is a major factor in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and non-chocolate confectionery products are greater than those on pasta and other food products.

    In North America, the Corporation manufactures chocolate and non-chocolate confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar product, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and non-chocolate confectionery products in the United States are: HERSHEY'S classic caramels, HERSHEY'S COOKIES 'N' CREME chocolate bars, HERSHEY'S COOKIES 'N' MINT chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S HUGS WITH ALMONDS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, HERSHEY'S NUGGETS chocolates, AMAZIN' FRUIT gummy bears fruit candy, CADBURY'S CREME EGGS candy, CARAMELLO candy bars, GOOD & PLENTY candy, HEATH toffee bar, JOLLY RANCHER candy, KIT KAT wafer bars, LUDEN'S throat drops, MILK DUDS chocolate covered caramels, MR. GOODBAR milk chocolate bars with peanuts, PAYDAY peanut caramel bar, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, RAIN-BLO and SUPER BUBBLE gum, REESE'S NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, ROLO caramels in milk chocolate, SIXLETS candies, SKOR toffee bars, SYMPHONY milk chocolate bars, SWEET ESCAPES candy bars, TASTETATIONS candy, TWIZZLERS candy, WHATCHAMACALLIT candy bars, WHOPPERS malted milk balls, YORK peppermint pattie candy, 5TH AVENUE candy bars and ZERO candy bars. Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S brand name.

    The Corporation manufactures and markets a line of grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY'S, REESE'S AND HEATH baking pieces, HERSHEY'S drink boxes, HERSHEY'S chocolate milk mix, HERSHEY'S cocoa, HERSHEY'S CHOCOLATE SHOPPE ice cream toppings, HERSHEY'S HOT COCOA COLLECTION hot cocoa mix, HERSHEY'S syrup and REESE'S peanut butter. HERSHEY'S chocolate milk is produced and sold under license by certain independent dairies throughout the United States, using a chocolate milk mix manufactured by the Corporation. Ice cream, baking and various other products are produced and sold under the HERSHEY'S and REESE'S brand names by third parties who have been granted licenses by the Corporation to use these trademarks.

    The Corporation manufactures and sells quality pasta products throughout the United States. The Corporation markets its products on a regional basis under several brand names, including AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT 'N FLUFFY, MRS. WEISS', P&R, RONZONI, SAN GIORGIO and SKINNER, as well as certain private labels.

    The Corporation's products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 1997, sales to Wal-Mart Stores, Inc. and Subsidiaries amounted to approximately 12% of total net sales.

    In Japan, China and Russia/CIS, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also markets chocolate and non-chocolate confectionery products in over 90 countries worldwide.

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

                          COCOA FUTURES CONTRACT PRICES
                                (CENTS PER POUND)

                               1993     1994     1995     1996     1997
                               ----     ----     ----     ----     ----
    Annual Average....         47.3     59.1     61.2     62.1     70.0
    High..............         56.7     66.1     64.1     64.4     77.2
    Low...............         41.8     51.3     58.3     57.4     59.1

Source:  International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

    The Federal Agricultural and Improvement Reform Act of 1996, which is a seven-year farm bill, impacts the prices of sugar, peanuts, and milk because it sets price support levels for these commodities.

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

    Peanut prices remained near normal levels for the first three quarters of 1997 but increased slightly during the fourth quarter due to a late season drought in the southeastern U.S.

    Dairy prices returned to more normal levels in 1997 after reaching historically high levels in 1996.

    Almond prices were at historically high levels for the first three quarters of the year. During the fourth quarter, prices declined 30-40% as the much larger new crop was harvested.

    Pasta is made from semolina milled from durum wheat, a class of hard wheat grown in the United States and Canada. The Corporation purchases semolina from commercial mills and is also engaged in custom milling agreements to obtain sufficient quantities of semolina. Durum wheat production during 1997 decreased in almost every area of the world, resulting in historically high price levels.

    The Corporation attempts to minimize the effect of price fluctuations related to the purchase of its major raw materials primarily through the forward purchasing of such commodities to cover future manufacturing requirements generally for periods ranging from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners and natural gas, price risks are also managed by entering into futures and options contracts. At the present time, active futures and options contracts are not available for use in pricing the Corporation's other major raw materials. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener and natural gas requirements principally to take advantage of market fluctuations which provide more favorable pricing opportunities and to increase diversity or flexibility in sourcing these raw materials. The Corporation's commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the Corporation's ability to benefit from possible price decreases.

    The primary effect on liquidity from using futures contracts is associated with margin requirements related to cocoa and sugar futures. Cash outflows and inflows result from original margins which are "good faith deposits" established by futures exchanges to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements. The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the market. Historically, cash flows related to margin requirements have not been material to the Corporation's total working capital requirements.

    The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar, corn sweeteners and natural gas are directly linked to the overall planning and management of the Corporation's business, since the cost of raw materials accounts for a significant portion of the cost of finished goods. Procurement strategies with regard to cocoa, sugar and other major raw material requirements are developed by the analysis of fundamentals, including weather and crop analysis, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

    The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendible on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 1997. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1997, the minimum volume requirements were exceeded. The Corporation has an agreement with an affiliate of Huhtamaki Oy (Huhtamaki) pursuant to which it licenses the use of certain trademarks, including the GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS confectionery products in the North, Central and South American regions. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option.

    In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to replace most of the transaction systems and applications currently supporting operations of the Corporation. Total commitments for this system are expected to be in the range of $75 million to $85 million. This system is Year 2000 compliant and will replace a large portion of the Corporation's legacy information systems. Legacy systems not being replaced by the new integrated information system are being upgraded to be Year 2000 compliant and the costs are not expected to be material to the Corporation's business, operations, or financial condition. Progress toward compliance with Year 2000 issues by the Corporation's major business partners and suppliers is being reviewed for the most significant operations and business activities. The extent of Year 2000 compliance efforts by major partners and suppliers and the possible effect on the Corporation's business of their failure to comply cannot be reliably determined and estimated at this time. The remediation of Year 2000 issues involving the Corporation's information systems is expected to be completed in time to prevent any material adverse consequences to the Corporation's business, operations or financial condition.

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

EMPLOYEES

    As of December 31, 1997, the Corporation had approximately 14,900 full-time and 1,300 part-time employees, of whom approximately 6,800 were covered by collective bargaining agreements. The Corporation considers its employee relations to be good.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

    Information concerning the Corporation's geographic segments is contained in Footnote 16 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement for its 1998 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference and filed as Exhibit 13 hereto.

SAFE HARBOR STATEMENT

    The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward looking statements contained in this document include, but are not limited to Year 2000 issues (particularly with regard to the Corporation's business partners and suppliers), the impact of the use of derivative instruments, the amount of future capital expenditures and the possible uses of proceeds from any future borrowings under the Corporation's currently effective credit facility or 1997 Registration Statement. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and pasta business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and raw material pricing.

ITEM 2.  PROPERTIES

    The following is a list of the Corporation's principal manufacturing properties. The Corporation owns each of these properties.

    UNITED STATES
         Hershey, Pennsylvania - confectionery and grocery products (3 principal plants)
         Lancaster, Pennsylvania - confectionery products
         Oakdale, California - confectionery and grocery products
         Robinson, Illinois - confectionery and grocery products
         Stuarts Draft, Virginia - confectionery and grocery products Winchester, Virginia - pasta products

    CANADA
         Smiths Falls, Ontario - confectionery and grocery products

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

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on pages A-9 and A-10 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement which is deemed to be part of the Annual Report to Stockholders and which information is incorporated herein by reference and filed as Exhibit 13 hereto.

ITEM 6.  SELECTED FINANCIAL DATA

    The following information, for the five years ended December 31, 1997, found in the section "Eleven-Year Consolidated Financial Summary" on pages A-34 through A-36 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto:
Net Sales; Income from Continuing Operations Before Accounting Changes; Income Per Share from Continuing Operations Before Accounting Changes - Basic (excluding Notes h, i, j and k); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The section "Management's Discussion and Analysis," found on pages A-1 through A-11 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement, and such financial statements, along with the report of the independent public accountants thereon, are incorporated herein by reference and filed as Exhibit 13 hereto.

         1. Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995. (Page A-12)

         2. Consolidated Balance Sheets as of December 31, 1997 and 1996. (Page A-13)

         3. Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995. (Page A-14)

         4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995. (Page A-15)

         5. Notes to Consolidated Financial Statements (Pages A-16 through A-31), including "Quarterly Data (Unaudited)." (Page A-31)

         6.  Report of Independent Public Accountants.  (Page A-33)

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

EXECUTIVE OFFICERS OF THE CORPORATION AS OF MARCH 2, 1998

          NAME              AGE                  POSITIONS HELD DURING THE LAST FIVE YEARS
          ----              ---                  -----------------------------------------

K. L. Wolfe...............  59      Chairman  of  the  Board  and  Chief  Executive  Officer  (1993);
                                    President and Chief Operating Officer (1985)

J. P. Viviano.............  59      President and Chief Operating Officer (1993); President,  Hershey
                                    Chocolate U.S.A.,  now part of Hershey Chocolate North America, a division of Hershey Foods Corporation (1985)

W. F. Christ .............  57      Senior Vice  President,  Chief  Financial  Officer and  Treasurer
                                    (1997);   Senior  Vice  President  and  Chief  Financial  Officer
                                    (1994); President,  Hershey International,  a division of Hershey
                                    Foods Corporation (1988)

R. Brace  ................  54      Vice    President,    Operations    (1997);    Vice    President,
                                    Manufacturing,  Hershey  Chocolate  North  America  (1995);  Vice
                                    President, Manufacturing, Hershey Chocolate U.S.A. (1987)

J. F. Carr  ..............  53      President,  Hershey  Pasta  and  Grocery  Group,  a  division  of
                                    Hershey   Foods   Corporation    (1997);    President,    Hershey
                                    International   (1994);   Vice  President,   Marketing,   Hershey
                                    Chocolate U.S.A. (1984)

K. B. Kwiat...............  58      Vice President, Manufacturing,  Hershey Foods Corporation (1998);
                                    Vice President,  Manufacturing,  Hershey  Chocolate North America
                                    (1997);  Vice President,  Manufacturing,  Technical  Services and
                                    Logistics,   Hershey   International   (1994);   Vice  President,
                                    Technical, Hershey Chocolate U.S.A. (1992)

P. N. Le Maire  ..........  40      President,   Hershey  International  (1997).  Mr.  Le  Maire  was
                                    previously  employed by The Procter & Gamble  Company  (Procter &
                                    Gamble) where he served in a succession of positions  with export responsibility.  He was most  recently  Director,  Global  Export and Special  Operations  with  responsibility  for  restructuring
                                    Procter & Gamble's worldwide export operations.

M. F. Pasquale............  50      President,  Hershey  Chocolate North America  (1995);  President,
                                    Hershey Chocolate U.S.A. (1994);  Senior Vice President and Chief
                                    Financial Officer (1988)

R. M. Reese ..............  48      Vice  President,  General  Counsel  and  Secretary  (1995);  Vice
                                    President and General Counsel (1992)

D. W. Tacka...............  44      Corporate  Controller and Chief Accounting  Officer (1995);  Vice
                                    President,  Finance and Administration,  Hershey Pasta Group, now
                                    part of Hershey Pasta and Grocery Group (1989)

    There are no family relationships among any of the above-named officers of the Corporation.

    Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors in April.

    Reporting of inadvertent late filings of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning compensation of the five most highly-compensated executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "1997 Executive Compensation" and "Compensation of Directors" in the Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning ownership of the Corporation's voting securities by certain beneficial owners, individual nominees for director, and by management, including the five most highly-compensated executive officers, is set forth in the section "Voting Securities" in the Proxy Statement. This information is incorporated herein by reference.

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


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(a)(1):  FINANCIAL STATEMENTS

    The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement and filed as Exhibit 13 hereto.

ITEM 14(a)(2):  FINANCIAL STATEMENT SCHEDULE

    The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 is filed herewith on the indicated page in response to Item 14(d):

    Schedule II  --  Valuation and Qualifying Accounts (Page 16)

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

         The Corporation has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. These classes consist of the following:

         a.    8.85% to 9.92% Medium-Term Notes due 1997-1998

         b.    6.7% Notes due 2005

         c.    6.95% Notes due 2007

         d.    6.95% Notes due 2012

         e.    8.8% Debentures due 2021

         f.    7.2% Debentures due 2027

         g.    Other Obligations

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

         d. 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated January 29, 1996. The 364-Day Credit Agreement was renewed in late 1997.

         e. Five-Year Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated January 29, 1996. The Five-Year Credit Agreement was renewed in late 1997.

         f. Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Corporation's Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Corporation to its wholly owned subsidiary, Homestead, Inc., effective January 1, 1997.

        Executive Compensation Plans

         g. The restated Key Employee Incentive Plan is incorporated by reference from the Corporation's Proxy Statement dated March 17, 1997 filed in connection with the April 29, 1997 Annual Meeting of Stockholders.

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

         k. Hershey Foods Corporation's Deferred Compensation Plan, is incorporated by reference from Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

         l. Hershey Foods Directors' Compensation Plan is incorporated by reference from Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.


    (12) Computation of ratio of earnings to fixed charges statement

         A computation of ratio of earnings to fixed charges for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 is filed as Exhibit 12 hereto.

    (13) Annual report to security holders

         The Corporation's Consolidated Financial Statements and Management's Discussion and Analysis is included in Appendix A to the Proxy Statement and is filed as Exhibit 13 hereto.

    (21) Subsidiaries of the Registrant

         A list setting forth subsidiaries of the Corporation is filed as
Exhibit 21 hereto.

    (23) Consent of Independent Public Accountants

         The consent to the incorporation of reports of the Corporation's Independent Public Accountants dated January 28, 1998, is filed as
         Exhibit 23 hereto.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                  HERSHEY FOODS CORPORATION
                                                        (Registrant)


Date: March 16, 1998                      By             W. F. CHRIST
                                           -------------------------------------
                                           (W. F. Christ, Senior Vice President,
                                               Chief Financial Officer and
                                                Treasurer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

           SIGNATURE                TITLE                                            DATE
           ---------                -----                                            ----



          K. L. WOLFE               Chief Executive Officer and Director        March 16, 1998
        --------------
        (K. L. Wolfe)


         W. F. CHRIST               Chief Financial Officer and Treasurer       March 16, 1998
        --------------
        (W. F. Christ)


          D. W. TACKA               Chief Accounting Officer                    March 16, 1998
         -------------
         (D. W. Tacka)


         J. P. VIVIANO              Director                                    March 16, 1998
        --------------
        (J. P. Viviano)


        W. H. ALEXANDER             Director                                    March 16, 1998
        ---------------
       (W. H. Alexander)


        R. H. CAMPBELL              Director                                    March 16, 1998
        --------------
       (R. H. Campbell)


         C. M. EVARTS               Director                                    March 16, 1998
         ------------
        (C. M. Evarts)


        B. GUITON HILL              Director                                    March 16, 1998
        --------------
       (B. Guiton Hill)





           SIGNATURE                TITLE                                            DATE
           ---------                -----                                            ----




         J. C. JAMISON              Director                                    March 16, 1998
         -------------
        (J. C. Jamison)


        M. J. MCDONALD              Director                                    March 16, 1998
        -----------------
       (M. J. McDonald)


        J. M. PIETRUSKI             Director                                    March 16, 1998
        -----------------
        (J. M. Pietruski)


          V. A. SARNI               Director                                    March 16, 1998
          --------------
         (V. A. Sarni)


              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's Proxy Statement for its 1998 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 9 in Item 14(a)(2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN LLP

New York, New York
January 28, 1998


                                                                                                 Schedule II

                               HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       (in thousands of dollars)



                                                               ADDITIONS
                                                        ------------------------

                                        Balance at      Charged to     Charged       Deductions      Balance
                                         Beginning       Costs and    to Other          from         at End
        Description                      of Period       Expenses   Accounts (a)      Reserves      of Period
  -----------------------------------------------------------------------------------------------------------




Year Ended December 31, 1997:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
        Accounts Receivable -Trade....  $  14,059       $ 2,623       $    522       $(1,361)      $ 15,843
                                        =========       =======       ========       =======       ========



Year Ended December 31, 1996:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
        Accounts Receivable -Trade ...  $  14,801       $ 1,238       $    298       $(2,278)      $ 14,059
                                        =========       =======       ========       =======       ========



Year Ended December 31, 1995:
    Reserves deducted in the
    balance sheet from the assets
    to which they apply:
        Accounts Receivable -Trade....  $  13,972       $ 1,318       $  (432)       $   (57)      $ 14,801
                                        =========       =======       =======        =======       ========

------------------------------------------------------------------------------------------------------------


(a) Includes recoveries of amounts previously written off.