Form 10-Q
period 1998-04-05
HERSHEY FOODS CORP
filed 1998-05-13
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          APRIL 5, 1998
                               ---------------------------------

                                              OR

(  )    TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                            to
                                ------------------------------------------------

Commission file number                         1-183
                        -------------------------------------------------------
                           HERSHEY FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                           23-0691590
   ---------------------------------                    ----------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification Number)

             100 CRYSTAL A DRIVE
            HERSHEY, PENNSYLVANIA                                17033
   -----------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (717) 534-6799
                                                    ---------------------------


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

Common Stock, $1 par value - 112,689,152 shares, as of May 4, 1998. Class B Common Stock, $1 par value - 30,453,908 shares, as of May 4, 1998.

Exhibit Index - Page 16



                                  HERSHEY FOODS CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                   FOR THE THREE MONTHS ENDED
                                                                    APRIL 5,        MARCH 30,
                                                                      1998            1997
                                                                  -----------     --------

NET SALES                                                         $ 1,098,076     $ 1,002,469
                                                                  -----------     -----------

COSTS AND EXPENSES:

    Cost of sales                                                     652,340         589,281
    Selling, marketing and administrative                             299,370         284,005
                                                                  -----------     -----------

      Total costs and expenses                                        951,710         873,286
                                                                  -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES                               146,366         129,183

    Interest expense, net                                              22,706          15,682
                                                                  -----------     -----------

INCOME BEFORE INCOME TAXES                                            123,660         113,501

    Provision for income taxes                                         48,227          44,607
                                                                  -----------     -----------

NET INCOME                                                        $    75,433     $    68,894
                                                                  ===========    ============


NET INCOME PER SHARE - BASIC                                      $       .53     $       .45
                                                                  ===========     ===========

NET INCOME PER SHARE - DILUTED                                    $       .52     $       .45
                                                                  ===========     ===========



AVERAGE SHARES OUTSTANDING - BASIC                                    143,376         153,166
                                                                  ===========     ===========

AVERAGE SHARES OUTSTANDING - DILUTED                                  145,461         154,715
                                                                  ===========     ===========



CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                                  $       .22     $       .20
                                                                  ===========     ===========

    Class B Common Stock                                          $       .20     $       .18
                                                                  ===========     ===========




The accompanying notes are an integral part of these statements.


                                  HERSHEY FOODS CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                             APRIL 5, 1998 AND DECEMBER 31, 1997
                                  (IN THOUSANDS OF DOLLARS)

ASSETS                                                              1998              1997
                                                                -----------       --------

   CURRENT ASSETS:
        Cash and cash equivalents                               $    59,617       $    54,237
        Accounts receivable - trade                                 279,296           360,831
        Inventories                                                 532,141           505,525
        Deferred income taxes                                        85,255            84,024
        Prepaid expenses and other                                   42,842            30,197
                                                                -----------       -----------
            Total current assets                                    999,151         1,034,814
                                                                -----------       -----------
   PROPERTY, PLANT AND EQUIPMENT, AT COST                         2,620,832         2,587,230
   Less - accumulated depreciation and amortization                (971,914)         (938,993)
                                                                -----------       -----------
            Net property, plant and equipment                     1,648,918         1,648,237
                                                                -----------       -----------
   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS                 547,240           551,849
   OTHER ASSETS                                                      61,157            56,336
                                                                -----------       -----------
            Total assets                                        $ 3,256,466       $ 3,291,236
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                        $   131,379       $   146,932
        Accrued liabilities                                         301,908           371,545
        Accrued income taxes                                         52,087            19,692
        Short-term debt                                             214,910           232,451
        Current portion of long-term debt                                90            25,095
                                                                -----------       -----------
            Total current liabilities                               700,374           795,715
   LONG-TERM DEBT                                                 1,029,129         1,029,136
   OTHER LONG-TERM LIABILITIES                                      352,411           346,500
   DEFERRED INCOME TAXES                                            269,491           267,079
                                                                -----------       -----------
            Total liabilities                                     2,351,405         2,438,430
                                                                -----------       -----------
   STOCKHOLDERS' EQUITY:
        Preferred Stock, shares issued:
          none in 1998 and 1997                                     ---               ---
        Common Stock, shares issued:
          149,496,964 in 1998 and 149,484,964 in 1997               149,497           149,485
        Class B Common Stock, shares issued:
          30,453,908 in 1998 and 30,465,908 in 1997                  30,453            30,465
        Additional paid-in capital                                   27,046            33,852
        Unearned ESOP compensation                                  (27,943)          (28,741)
        Retained earnings                                         2,022,422         1,977,849
        Treasury-Common Stock shares at cost:
          36,757,826 in 1998 and 37,018,566 in 1997              (1,253,596)       (1,267,861)
        Accumulated other comprehensive income                      (42,818)          (42,243)
                                                                -----------       -----------
            Total stockholders' equity                              905,061           852,806
                                                                -----------       -----------
            Total liabilities and stockholders' equity          $ 3,256,466       $ 3,291,236
                                                                ===========       ===========

The accompanying notes are an integral part of these balance sheets.


                                  HERSHEY FOODS CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN THOUSANDS OF DOLLARS)

                                                                   FOR THE THREE MONTHS ENDED
                                                                    APRIL 5,        MARCH 30,
                                                                      1998            1997
                                                                  -----------     --------

CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
   Net Income                                                     $  75,433         $  68,894
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                                37,945            40,124
        Deferred income taxes                                         1,181            21,558
        Changes in assets and liabilities, net of effects
        from business acquisitions and divestitures:
            Accounts receivable - trade                              81,535            48,955
            Inventories                                             (26,616)          (72,460)
            Accounts payable                                        (15,553)          (12,208)
            Other assets and liabilities                            (33,410)           39,594
        Other, net                                                   ---                  594
                                                                  ---------         ---------
Net Cash Flows Provided from Operating Activities                   120,515           135,051
                                                                  ---------         ---------

CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES
   Capital additions                                                (41,756)          (38,017)
   Capitalized software additions                                    (7,773)           ---
   Other, net                                                         9,196           (13,181)
                                                                  ---------         ---------
Net Cash Flows (Used by) Investing Activities                       (40,333)          (51,198)
                                                                  ---------         ---------

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
   Net (decrease) in short-term debt                                (17,541)         (173,311)
   Long-term borrowings                                              ---              150,000
   Repayment of long-term debt                                      (25,048)              (46)
   Cash dividends paid                                              (30,860)          (29,952)
   Exercise of stock options                                         10,522             4,104
   Incentive plan transactions                                      (11,875)          (11,923)
   Repurchase of Common Stock                                        ---               (6,863)
                                                                  ---------         ---------
Net Cash Flows (Used by) Financing Activities                       (74,802)          (67,991)
                                                                  ---------         ---------

Increase in Cash and Cash Equivalents                                 5,380            15,862
Cash and Cash Equivalents, beginning of period                       54,237            61,422
                                                                  ---------         ---------
Cash and Cash Equivalents, end of period                          $  59,617         $  77,284
                                                                  =========         =========



Interest Paid                                                     $  36,105         $  12,038
                                                                  =========         =========

Income Taxes Paid                                                 $   2,837         $  12,592
                                                                  =========         =========


The accompanying notes are an integral part of these statements.



                            HERSHEY FOODS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                         ACCUMULATED
                                          CLASS B   ADDITIONAL   UNEARNED                    TREASURY       OTHER          TOTAL
                     PREFERRED   COMMON    COMMON    PAID-IN       ESOP         RETAINED      COMMON    COMPREHENSIVE  STOCKHOLDERS'
                       STOCK      STOCK     STOCK    CAPITAL    COMPENSATION    EARNINGS       STOCK        INCOME         EQUITY
                     --------------------------------------------------------------------------------------------------------------
IN THOUSANDS
 OF DOLLARS
BALANCE AS OF
DECEMBER 31, 1997     $---     $149,485    $30,465     $33,852     $(28,741)   $1,977,849     $(1,267,861)   $(42,243)    $852,806
                                                                                                                          --------

Comprehensive income
  Net income                                                                       75,433                                   75,433
  Other comprehensive
     income:
    Foreign currency
     translation
      adjustments                                                                                                (575)        (575)
                                                                                                                          --------
Comprehensive income                                                                                                        74,858
                                                                                                                          --------
Dividends:
  Common Stock, $.22
    per share                                                                     (24,769)                                 (24,769)
  Class B Common Stock,
   $.20 per share                                                                  (6,091)                                  (6,091)
Conversion of Class B
  Common Stock
  into Common Stock                  12        (12)                                                                            ---
Incentive plan
   transactions                                         (1,033)                                                             (1,033)
Exercise of stock
   options                                              (5,902)                                    14,265                    8,363
Employee stock
 ownership trust
 transactions                                              129          798                                                    927
                     ----     --------    -------      -------     --------    ----------     -----------    --------     --------

BALANCE AS OF
APRIL 5, 1998        $---     $149,497    $30,453      $27,046     $(27,943)   $2,022,422     $(1,253,596)   $(42,818)    $905,061
                     ====     ========    =======      =======     ========    ==========     ===========    ========     ========



The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 5, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1997 Annual Report on Form 10-K.

2.      COMPREHENSIVE INCOME

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). Under FAS No. 130, standards are established for reporting and display of comprehensive income and its components in financial statements. Comprehensive income is reported in the Consolidated Statements of Stockholder's Equity. Other Comprehensive income represents foreign currency translation adjustments.

3.      INTEREST EXPENSE

       Interest expense, net consisted of the following:

                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                              APRIL 5, 1998             MARCH 30, 1997
                                              -------------             --------------
                                                     (IN THOUSANDS OF DOLLARS)

               Interest expense                 $ 24,239                  $ 16,918
               Interest income                      (933)                   (1,068)
               Capitalized interest                 (600)                     (168)
                                                --------                  --------
                   Interest expense, net        $ 22,706                  $ 15,682
                                                ========                  ========


4.      NET INCOME PER SHARE

        A total of 36,757,826 shares were held as Treasury Stock as of April 5, 1998.

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS No. 128). Under FAS No. 128, Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

                                                  INCOME            SHARES         PER-SHARE
FOR THE THREE MONTHS ENDED APRIL 5, 1998        (NUMERATOR)      (DENOMINATOR)      AMOUNT
------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

NET INCOME PER SHARE - BASIC
----------------------------
Net income                                     $   75,433         143,375,704         $.53
                                                                                      ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                           -           2,021,543
Performance stock units                                 -              57,583
Restricted stock units                                  -               5,923
                                               ----------       -------------

NET INCOME PER SHARE - DILUTED
------------------------------
Net income and assumed conversions             $   75,433         145,460,753         $.52
                                               ==========       =============         ====


                                                  INCOME            SHARES         PER-SHARE
FOR THE THREE MONTHS ENDED MARCH 30, 1997       (NUMERATOR)      (DENOMINATOR)      AMOUNT
------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

NET INCOME PER SHARE - BASIC
----------------------------
Net income                                     $   68,894         153,165,527         $.45
                                                                                      ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                           -           1,471,222
Performance stock units                                 -              75,136
Restricted stock units                                  -               2,935
                                               ----------       -------------

NET INCOME PER SHARE - DILUTED
------------------------------
Net income and assumed conversions             $   68,894         154,714,820         $.45
                                               ==========       =============         ====



5.      INVENTORIES

        The majority of inventories are valued under the last-in, first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:


                                            APRIL 5, 1998     DECEMBER 31, 1997
                                            -------------     -----------------
                                                 (IN THOUSANDS OF DOLLARS)

               Raw materials                  $ 265,809         $ 223,702
               Goods in process                  39,474            36,015
               Finished goods                   341,906           334,639
                                              ---------         ---------
                   Inventories at FIFO          647,189           594,356
               Adjustment to LIFO              (115,048)          (88,831)
                                              ---------         ---------
                Total inventories             $ 532,141         $ 505,525
                                              =========         =========

6.      LONG-TERM DEBT

        In March 1997, the Corporation issued $150 million of 6.95% Notes due 2007 (6.95% Notes) under the November 1993 Form S-3 Registration Statement. Proceeds from the debt issuance were used to repay a portion of the commercial paper borrowings associated with the acquisition of the Leaf North America confectionery operations (Leaf) in December 1996.

        In August 1997, the Corporation filed another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. Also in August 1997, the Corporation issued $150 million of 6.95% Notes due 2012 (Notes) and $250 million of 7.2% Debentures due 2027 (Debentures) under the November 1993 and August 1997 Registration Statements. Proceeds from the debt issuance were used to repay short-term borrowings associated with the purchase of Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (Milton Hershey School Trust). As of April 5, 1998, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. As of April 5, 1998 and December 31, 1997, $150.0 million of commercial paper borrowings were reclassified as long-term debt in accordance with the Corporation's intent and ability to refinance such obligations on a long-term basis.

7.      FINANCIAL INSTRUMENTS

        The contract amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, including $150.0 million of commercial paper borrowings reclassified as long-term debt, approximated fair value as of April 5, 1998 and December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $879.2 million as of April 5, 1998, compared to a fair value of $956.0 million, based on quoted market prices for the same or similar debt issues.

        As of April 5, 1998, the Corporation had foreign exchange forward contracts maturing in 1998 and 1999 to purchase $10.6 million in foreign currency, primarily British sterling and Swiss francs, and to sell $12.7 million in foreign currency, primarily Japanese yen and Canadian dollars, at contracted forward rates. To hedge foreign currency exposure related to anticipated transactions associated with the purchase of certain raw materials and finished goods, the Corporation, from time to time, also purchases foreign exchange options. No options were outstanding as of April 5, 1998.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 5, 1998, the fair value of foreign exchange forward and options contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of April 5, 1998, the Corporation had agreements outstanding with an aggregate notional amount of $150.0 million, with maturities through 1999. As of April 5, 1998, interest rates payable were at a weighted average fixed rate of 6.3%, and the interest rate receivable was floating based on the 30-day commercial paper composite rate which was 5.5% as of April 5, 1998. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of each agreement. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - FIRST QUARTER 1998 VS. FIRST QUARTER 1997


Consolidated net sales for the first quarter rose from $1,002.5 million in 1997 to $1,098.1 million in 1998, an increase of 10% from the prior year. The higher sales primarily reflected increased sales of core confectionery brands, incremental sales from the introduction of new confectionery products, and increased sales of pasta and grocery products, offset somewhat by lower international sales in the Far East.

The consolidated gross margin decreased from 41.2% in 1997 to 40.6% in 1998. The decrease reflected increased costs associated with seasonal items, higher costs for certain major raw materials, primarily cocoa and semolina, and lower profitability resulting from the mix of non-chocolate and chocolate confectionery items sold in 1998 compared to sales in the first quarter of 1997. These unfavorable variances were partially offset by improved manufacturing efficiencies and increased profitability from the acquired Leaf brands. Selling, marketing and administrative expenses increased by 5%, reflecting higher marketing expenses associated with the introduction of new products.

Net interest expense in the first quarter of 1998 was $7.0 million above the comparable period of 1997 primarily as a result of increased borrowings associated with the purchase of Common Stock from the Milton Hershey School Trust.

The first quarter effective income tax rate decreased from 39.3% in 1997 to 39.0% in 1998 primarily due to changes in the mix of the Corporation's income among various tax jurisdictions.

FINANCIAL CONDITION


Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first three months of 1998, the Corporation's cash and cash equivalents increased by $5.4 million. Cash provided from operations was sufficient to finance capital additions of $41.8 million, pay cash dividends of $30.9 million and to repay $25.0 million of long-term debt and $17.5 million of short-term borrowings.

The ratio of current assets to current liabilities was 1.4:1 as of April 5, 1998, and 1.3:1 as of December 31, 1997. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 58% as of April 5, 1998, and 60% as of December 31, 1997.

As of April 5, 1998, the Corporation maintained committed credit facility agreements with a syndicate of banks in the amount of $600 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has options to increase the credit facility by $1.0 billion with the concurrence of the banks. As of April 5, 1998, and March 30, 1997, the Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $25 million and $20 million, respectively.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of April 5, 1998, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of April 5, 1998, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $175 million to $200 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to replace most of the transaction systems and applications currently supporting operations of the Corporation. Total commitments for this system are expected to be in the range of $75 million to $85 million. This system is Year 2000 compliant and will replace a large portion of the Corporation's legacy information systems. Legacy systems not being replaced by the new integrated information system are being upgraded to be Year 2000 compliant and, as of April 5, 1998, the costs are not expected to be material to the Corporation's business, operations, or financial condition. Progress toward compliance with Year 2000 issues by the Corporation's major business partners is being reviewed for the most significant operations and business activities. The extent of Year 2000 compliance efforts by major partners and suppliers and the possible effect on the Corporation's business of their failure to comply continues to be evaluated, but a final determination of the potential impact cannot be made at this time. The remediation of Year 2000 issues involving the Corporation's information systems is expected to be completed in time to prevent any material adverse consequences to the Corporation's business, operations or financial condition.

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of April 5, 1998. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions declined from $9.6 million as of December 31, 1997, to $7.3 million as of April 5, 1998. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period. The decrease in average market risk was primarily related to changes in the excess of futures contracts held over unpriced physical forward contracts in 1998 compared to 1997.

SAFE HARBOR STATEMENT


The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Forward looking statements contained in this document include, but are not limited to Year 2000 issues (particularly with regard to the Corporation's business partners and suppliers), the impact of the use of derivative instruments, the amount of future capital expenditures and the possible uses of proceeds from any future borrowings under the Corporation's currently effective credit facility or August 1997 Registration Statement. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and pasta business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and raw material pricing.

                                     PART II

Items 1 through 3 and 5 have been omitted as not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 28, 1998. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

               NAME                         VOTES FOR           VOTES WITHHELD
               ----                         ---------           --------------

        William H. Alexander               402,336,618              993,901
        Robert H. Campbell                 402,650,807              679,712
        C. McCollister Evarts              402,288,572            1,041,947
        Bonnie Guiton Hill                 402,599,830              730,689
        John C. Jamison                    402,653,029              677,490
        John M. Pietruski                  402,625,959              704,560
        Joseph P. Viviano                  402,575,430              755,089
        Kenneth L. Wolfe                   402,617,029              713,490

The following directors were elected by the holders of the Common Stock voting as a class:

               NAME                         VOTES FOR           VOTES WITHHELD
               ----                         ---------           --------------

        Mackey J. McDonald                  99,577,164              692,935
        Vincent A. Sarni                    99,553,669              716,430

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as the independent public accountants for 1998. Stockholders cast 402,729,249 votes FOR the appointment, 330,658 votes AGAINST the appointment and ABSTAINED from casting 270,612 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)      EXHIBITS

        The following items are attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended April 5, 1998 and March 30, 1997.

        Exhibit 27 - Financial Data Schedule for the period ended April 5, 1998 (required for electronic filing only).

b)      REPORTS ON FORM 8-K

        No reports on Form 8-K were filed during the three-month period ended April 5, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            HERSHEY FOODS CORPORATION
                                  (Registrant)




Date   MAY 13, 1998                                     /S/  WILLIAM F. CHRIST
       ------------                               -----------------------------
                                                        William F. Christ
                                                        Senior Vice President,
                                                        Chief Financial Officer
                                                        and Treasurer





Date   MAY 13, 1998                                     /S/  DAVID W. TACKA
       ------------                                 ----------------------------
                                                        David W. Tacka
                                                        Corporate Controller and
                                                        Chief Accounting Officer

                                  EXHIBIT INDEX







Exhibit 12       -  Computation of Ratio of Earnings to Fixed
                    Charges

Exhibit 27       -  Financial Data Schedule for the period
                    ended April 5, 1998 (required for electronic filing only)