Form 10-Q
period 1998-07-05
HERSHEY FOODS CORP
filed 1998-08-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          JULY 5, 1998
                               ----------------------------------

                                                OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------------------------

Commission file number                         1-183
                        -----------------------------------------


                           HERSHEY FOODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      23-0691590
  --------------------------------                    ------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

              100 CRYSTAL A DRIVE
             HERSHEY, PENNSYLVANIA                              17033
--------------------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:         (717) 534-6799
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

Common Stock, $1 par value - 112,661,777 shares, as of August 3, 1998. Class B Common Stock, $1 par value - 30,453,908 shares, as of August 3, 1998.

Exhibit Index - Page 17

                                    HERSHEY FOODS CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                      --------------------------
                                                                        JULY 5,        JUNE 29,
                                                                         1998            1997
                                                                     -----------      -----------

NET SALES                                                            $   880,399      $   905,729
                                                                     -----------      -----------

COSTS AND EXPENSES:

    Cost of sales                                                        522,715          530,318
    Selling, marketing and administrative                                258,309          276,260
                                                                     -----------      -----------

      Total costs and expenses                                           780,024          806,578
                                                                     -----------      -----------

INCOME BEFORE INTEREST AND INCOME TAXES                                   99,375           99,151

    Interest expense, net                                                 20,744           15,851
                                                                     -----------      -----------

INCOME BEFORE INCOME TAXES                                                78,631           83,300

    Provision for income taxes                                            30,666           32,736
                                                                     -----------      -----------

NET INCOME                                                           $    47,965      $    50,564
                                                                     ===========      ===========


NET INCOME PER SHARE - BASIC                                         $       .33      $       .33
                                                                     ===========      ===========

NET INCOME PER SHARE - DILUTED                                       $       .33      $       .33
                                                                     ===========      ===========



AVERAGE SHARES OUTSTANDING - BASIC                                       143,510          153,114
                                                                     ===========      ===========

AVERAGE SHARES OUTSTANDING - DILUTED                                     145,752          155,064
                                                                     ===========      ===========



CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                                     $       .22      $       .20
                                                                     ===========      ===========

    Class B Common Stock                                             $       .20      $       .18
                                                                     ===========      ===========




The accompanying notes are an integral part of these statements.



                                    HERSHEY FOODS CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME
                             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                       FOR THE SIX MONTHS ENDED
                                                                       ------------------------
                                                                        JULY 5,        JUNE 29,
                                                                         1998            1997
                                                                     -----------      ----------

NET SALES                                                            $ 1,978,475      $ 1,908,198
                                                                     -----------      -----------

COSTS AND EXPENSES:

    Cost of sales                                                      1,175,055        1,119,600
    Selling, marketing and administrative                                557,679          560,264
                                                                     -----------      -----------

      Total costs and expenses                                         1,732,734        1,679,864
                                                                     -----------      -----------

INCOME BEFORE INTEREST AND INCOME TAXES                                  245,741          228,334

    Interest expense, net                                                 43,450           31,533
                                                                     -----------      -----------

INCOME BEFORE INCOME TAXES                                               202,291          196,801

    Provision for income taxes                                            78,893           77,343
                                                                     -----------      -----------

NET INCOME                                                           $   123,398      $   119,458
                                                                     ===========      ===========


NET INCOME PER SHARE - BASIC                                         $       .86      $       .78
                                                                     ===========      ===========

NET INCOME PER SHARE - DILUTED                                       $       .85      $       .77
                                                                     ===========      ===========



AVERAGE SHARES OUTSTANDING - BASIC                                       143,441          153,139
                                                                     ===========      ===========

AVERAGE SHARES OUTSTANDING - DILUTED                                     145,612          154,892
                                                                     ===========      ===========



CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                                     $       .44      $       .40
                                                                     ===========      ===========

    Class B Common Stock                                             $       .40      $       .36
                                                                     ===========      ===========




The accompanying notes are an integral part of these statements.



                                    HERSHEY FOODS CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                JULY 5, 1998 AND DECEMBER 31, 1997
                                    (IN THOUSANDS OF DOLLARS)

ASSETS                                                                 1998              1997
                                                                   -----------        -----------

   CURRENT ASSETS:
        Cash and cash equivalents                                  $    33,631        $    54,237
        Accounts receivable - trade                                    230,442            360,831
        Inventories                                                    623,578            505,525
        Deferred income taxes                                           86,168             84,024
        Prepaid expenses and other                                      51,818             30,197
                                                                   -----------        -----------
            Total current assets                                     1,025,637          1,034,814
                                                                   -----------        -----------
   PROPERTY, PLANT AND EQUIPMENT, AT COST                            2,649,001          2,587,230
   Less - accumulated depreciation and amortization                 (1,002,376)          (938,993)
                                                                   -----------        -----------
            Net property, plant and equipment                        1,646,625          1,648,237
                                                                   -----------        -----------
   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS                    541,197            551,849
   OTHER ASSETS                                                         73,535             56,336
                                                                   -----------        -----------
            Total assets                                           $ 3,286,994        $ 3,291,236
                                                                   ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                           $   100,746        $   146,932
        Accrued liabilities                                            292,510            371,545
        Accrued income taxes                                            41,007             19,692
        Short-term debt                                                286,799            232,451
        Current portion of long-term debt                                  100             25,095
                                                                   -----------        -----------
            Total current liabilities                                  721,162            795,715
   LONG-TERM DEBT                                                    1,029,121          1,029,136
   OTHER LONG-TERM LIABILITIES                                         353,871            346,500
   DEFERRED INCOME TAXES                                               271,281            267,079
                                                                   -----------        -----------
            Total liabilities                                        2,375,435          2,438,430
                                                                   -----------        -----------
   STOCKHOLDERS' EQUITY:
        Preferred Stock, shares issued:
          none in 1998 and 1997                                        ---                ---
        Common Stock, shares issued:
          149,496,964 in 1998 and 149,484,964 in 1997                  149,497            149,485
        Class B Common Stock, shares issued:
          30,453,908 in 1998 and 30,465,908 in 1997                     30,453             30,465
        Additional paid-in capital                                      28,421             33,852
        Unearned ESOP compensation                                     (27,144)           (28,741)
        Retained earnings                                            2,039,507          1,977,849
        Treasury-Common Stock shares at cost:
          36,766,362 in 1998 and 37,018,566 in 1997                 (1,259,141)        (1,267,861)
        Accumulated other comprehensive income                         (50,034)           (42,243)
                                                                   -----------        -----------
            Total stockholders' equity                                 911,559            852,806
                                                                   -----------        -----------
            Total liabilities and stockholders' equity             $ 3,286,994        $ 3,291,236
                                                                   ===========        ===========

The accompanying notes are an integral part of these balance sheets.


                                    HERSHEY FOODS CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN THOUSANDS OF DOLLARS)

                                                                       FOR THE SIX MONTHS ENDED
                                                                       ------------------------
                                                                        JULY 5,        JUNE 29,
                                                                         1998            1997
                                                                     -----------      ----------

CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
   Net Income                                                        $ 123,398          $ 119,458
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                                   77,162             76,397
        Deferred income taxes                                            2,058              7,349
        Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
            Accounts receivable - trade                                130,389             78,322
            Inventories                                               (118,053)          (194,901)
            Accounts payable                                           (46,186)            11,307
            Other assets and liabilities                               (59,224)            27,294
        Other, net                                                      ---                 2,145
                                                                     ---------          ---------
Net Cash Flows Provided from Operating Activities                      109,544            127,371
                                                                     ---------          ---------

CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES
   Capital additions                                                   (77,822)           (85,365)
   Capitalized software additions                                      (20,164)            ---
   Other, net                                                            8,933             10,749
                                                                     ---------          ---------
Net Cash Flows (Used by) Investing Activities                          (89,053)           (74,616)
                                                                     ---------          ---------

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt                           54,348           (154,396)
   Long-term borrowings                                                 ---               150,000
   Repayment of long-term debt                                         (25,096)               (93)
   Cash dividends paid                                                 (61,740)           (59,897)
   Exercise of stock options                                            13,849              8,879
   Incentive plan transactions                                         (22,458)           (24,577)
   Repurchase of Common Stock                                           ---                (7,654)
                                                                     ---------          ---------
Net Cash Flows (Used by) Financing Activities                          (41,097)           (87,738)
                                                                     ---------          ---------

(Decrease) in Cash and Cash Equivalents                                (20,606)           (34,983)
Cash and Cash Equivalents, beginning of period                          54,237             61,422
                                                                     ---------          ---------
Cash and Cash Equivalents, end of period                             $  33,631          $  26,439
                                                                     =========          =========



Interest Paid                                                        $  43,787          $  29,109
                                                                     =========          =========

Income Taxes Paid                                                    $  40,685          $  84,050
                                                                     =========          =========

The accompanying notes are an integral part of these statements.



                                                    HERSHEY FOODS CORPORATION
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     ACCUMULATED
                                          CLASS B  ADDITIONAL    UNEARNED                 TREASURY      OTHER            TOTAL
                      PREFERRED  COMMON   COMMON   PAID-IN        ESOP        RETAINED    COMMON     OMPREHENSIVE    STOCKHOLDERS'
                       STOCK     STOCK    STOCK    CAPITAL     COMPENSATION   EARNINGS    STOCK         INCOME          EQUITY
----------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS OF  DOLLARS

BALANCE AS OF
 DECEMBER 31, 1997     $ ---    $149,485  $30,465    $33,852    $(28,741)      $1,977,849 $(1,267,861)  $(42,243)     $852,806
                                                                                                                      --------

Comprehensive income
  Net income                                                                       75,433                               75,433
  Other comprehensive
   income:
    Foreign currency
    translation
    adjustments                                                                                             (575)         (575)
                                                                                                                      --------
Comprehensive income                                                                                                    74,858
                                                                                                                      --------
Dividends:
  Common Stock, $.22
   per share                                                                      (24,769)                             (24,769)
  Class B Common Stock,
    $.20 per share                                                                 (6,091)                              (6,091)
Conversion of Class B
   Common Stock
   into Common Stock                  12      (12)                                                                        ---
Incentive plan
  transactions                                        (1,033)                                                           (1,033)
Exercise of stock
  options                                             (5,902)                                  14,265                    8,363
Employee stock
  ownership trust
  transactions                                           129         798                                                   927
                        -----   --------  --------    ------     -------      -----------  ----------     -------      -------

BALANCE AS OF
  APRIL 5, 1998          ---     149,497   30,453     27,046     (27,943)       2,022,422  (1,253,596)   (42,818)      905,061

Comprehensive income
  Net income                                                                       47,965                               47,965
  Other comprehensive
    income:
    Foreign currency
    translation
    adjustments                                                                                           (7,216)       (7,216)
                                                                                                                      --------
Comprehensive income                                                                                                    40,749
                                                                                                                      --------
Dividends:
  Common Stock, $.22
   per share                                                                      (24,789)                             (24,789)
  Class B Common Stock,
   $.20 per share                                                                  (6,091)                              (6,091)
Exercise of stock
   options                                             1,250                                   (5,545)                  (4,295)
Employee stock
  ownership trust
  transactions                                           125         799                                                   924
                        -----   --------  -------    -------    --------       ---------- -----------   --------      --------

BALANCE AS OF
  JULY 5, 1998         $ ---    $149,497  $30,453    $28,421    $(27,144)      $2,039,507 $(1,259,141)  $(50,034)     $911,559
                       =====    ========  =======    =======    ========       ========== ===========   ========      ========

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and year-to-date ended July 5, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1997 Annual Report on Form 10-K.

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

3.      INTEREST EXPENSE

       Interest expense, net consisted of the following:

                                                   FOR THE SIX MONTHS ENDED
                                                   ------------------------
                                                JULY 5, 1998      JUNE 29, 1997
                                                ------------      -------------
                                                   (IN THOUSANDS OF DOLLARS)

               Interest expense                   $  46,332        $  33,619
               Interest income                       (1,738)          (1,644)
               Capitalized interest                  (1,144)            (442)
                                                  ---------        ---------
                    Interest expense, net         $  43,450        $  31,533
                                                  =========        =========

4.      NET INCOME PER SHARE

        A total of 36,766,362 shares were held as Treasury Stock as of July 5, 1998.

        In accordance with Financial Accounting Standards No. 128 "Earnings Per Share", Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:




                                                    INCOME            SHARES       PER-SHARE
FOR THE THREE MONTHS ENDED JULY 5, 1998          (NUMERATOR)      (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------
In thousands of dollars except shares and
 per share amounts

NET INCOME PER SHARE - BASIC
----------------------------
Net income                                        $ 47,965           143,509,698     $.33
                                                                                     ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                            -             2,162,813
Performance stock units                                  -                72,928
Restricted stock units                                   -                 6,747
                                                  --------          ------------

NET INCOME PER SHARE - DILUTED
------------------------------
Net income and assumed conversions                $ 47,965           145,752,186     $.33
                                                  ========          ============     ====


                                                    INCOME            SHARES       PER-SHARE
FOR THE THREE MONTHS ENDED JUNE 29, 1997         (NUMERATOR)      (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------
In thousands of dollars except shares and
 per share amounts

NET INCOME PER SHARE - BASIC
----------------------------
Net income                                        $ 50,564           153,113,903     $.33
                                                                                     ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                            -             1,851,438
Performance stock units                                  -                94,392
Restricted stock units                                   -                 3,786
                                                 ---------          ------------

NET INCOME PER SHARE - DILUTED
------------------------------
Net income and assumed conversions               $  50,564           155,063,519     $.33
                                                 =========          ============     ====





                                                    INCOME            SHARES       PER-SHARE
FOR THE SIX MONTHS ENDED JULY 5, 1998            (NUMERATOR)      (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------
In thousands of dollars except shares and
 per share amounts


NET INCOME PER SHARE - BASIC
----------------------------
Net income                                       $  123,398        143,441,165       $.86
                                                                                     ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                              -         2,092,179
Performance stock units                                    -            72,366
Restricted stock units                                     -             6,694
                                                 -----------       -----------

NET INCOME PER SHARE - DILUTED
------------------------------
Net income and assumed conversions               $  123,398        145,612,404       $.85
                                                 ==========       ============       ====


                                                    INCOME            SHARES       PER-SHARE
FOR THE SIX MONTHS ENDED JUNE 29, 1997           (NUMERATOR)      (DENOMINATOR)     AMOUNT
---------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

NET INCOME PER SHARE - BASIC
----------------------------
Net income                                       $  119,458        153,139,428       $.78
                                                                                     ====

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                              -         1,656,928
Performance stock units                                    -            92,685
Restricted stock units                                     -             3,435
                                                 ----------       ------------

NET INCOME PER SHARE - DILUTED
------------------------------
Net income and assumed conversions               $  119,458        154,892,476       $.77
                                                 ==========       ============       ====


5.      INVENTORIES

        The majority of inventories are valued under the last-in, first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                             JULY 5, 1998    DECEMBER 31, 1997
                                             ------------    -----------------
                                               (IN THOUSANDS OF DOLLARS)

               Raw materials                 $  251,340       $ 223,702
               Goods in process                  45,727          36,015
               Finished goods                   439,133         334,639
                                             ----------       ---------
                    Inventories at FIFO         736,200         594,356
               Adjustment to LIFO              (112,622)        (88,831)
                                             ----------       ----------
                    Total inventories        $  623,578       $ 505,525
                                             ==========       ==========

6.      LONG-TERM DEBT

        In March 1997, the Corporation issued $150 million of 6.95% Notes due 2007 (6.95% Notes) under the November 1993 Form S-3 Registration Statement. Proceeds from the debt issuance were used to repay a portion of the commercial paper borrowings associated with the acquisition of the Leaf North America confectionery operations (Leaf) in December 1996.

        In August 1997, the Corporation filed another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. Also in August 1997, the Corporation issued $150 million of 6.95% Notes due 2012 (Notes) and $250 million of 7.2% Debentures due 2027 (Debentures) under the November 1993 and August 1997 Registration Statements. Proceeds from the debt issuance were used to repay short-term borrowings associated with the purchase of Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (Milton Hershey School Trust). As of July 5, 1998, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. As of July 5, 1998 and December 31, 1997, $150.0 million of commercial paper borrowings were reclassified as long-term debt in accordance with the Corporation's intent and ability to refinance such obligations on a long-term basis.

7.      FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, including $150.0 million of commercial paper borrowings reclassified as long-term debt, approximated fair value as of July 5, 1998 and December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $879.2 million as of July 5, 1998, compared to a fair value of $958.8 million, based on quoted market prices for the same or similar debt issues.

        As of July 5, 1998, the Corporation had foreign exchange forward contracts maturing in 1998 and 1999 to purchase $18.3 million in foreign currency, primarily British sterling and Swiss francs, and to sell $11.6 million in foreign currency, primarily Japanese yen and Canadian dollars, at contracted forward rates.

        To hedge foreign currency exposure related to anticipated transactions associated with the purchase of certain raw materials and finished goods, generally covering 3 to 24 months, the Corporation, from time to time, also purchases foreign exchange options which permit, but do not require, the Corporation to exchange foreign currencies at a future date with another party at a contracted exchange rate. As of July 5, 1998, the Corporation had purchased foreign exchange options of $4.1 million and written foreign exchange options of $3.9 million, related to German marks. No options were outstanding as of June 29, 1997.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange options is estimated using active market quotations. As of July 5, 1998, the fair value of foreign exchange forward and options contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of July 5, 1998, the Corporation had agreements outstanding with an aggregate notional amount of $150.0 million, with maturities through 1999. As of July 5, 1998, interest rates payable were at a weighted average fixed rate of 6.3%, and the interest rate receivable was floating based on the 30-day commercial paper composite rate which was 5.5% as of July 5, 1998. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of each agreement. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

8.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (FAS No. 133). FAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

        FAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance. Retroactive application is not permitted. FAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. Changes in accounting methods will be required for derivative instruments utilized by the Corporation to hedge commodity price, foreign currency exchange rate and interest rate risks. Such derivatives include, but are not limited to, commodity futures and options contracts, foreign exchange forward and options contracts and interest rate swaps.

        The Corporation has not yet quantified the impacts of adopting FAS No. 133 on its financial statements and has not determined the timing of or method of adoption. However, the implementation of FAS No. 133 could increase volatility in earnings and other comprehensive income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - SECOND QUARTER 1998 VS. SECOND QUARTER 1997
-------------------------------------------------------------------

Consolidated net sales for the second quarter fell from $905.7 million in 1997 to $880.4 million in 1998, a decrease of 3% from the prior year. The lower sales primarily reflected lower sales related to the promotional tie-in with the movie GODZILLA as compared to last year's highly successful LOST WORLD promotion, continued softness in the Corporation's Asian and Russian markets and a higher level of unsalables. These decreases were offset somewhat by incremental sales from the introduction of new confectionery products.

The consolidated gross margin decreased from 41.4% in 1997 to 40.6% in 1998. The decrease reflected the cost of realigning our Russian business, lower profitability resulting from the mix of non-chocolate and chocolate confectionery items sold in the second quarter of 1998 compared to sales in the second quarter of 1997, and increased production and distribution costs for certain products sold under special promotions and for seasonal items. These higher costs were partially offset by lower costs for raw materials and packaging and improved manufacturing efficiencies. Selling, marketing and administrative expenses decreased by 6%, primarily reflecting lower marketing expenses for existing products, offset somewhat by increased spending associated with the introduction of new products.

Net interest expense in the second quarter of 1998 was $4.9 million above the comparable period of 1997 primarily as a result of increased borrowings associated with the purchase of Common Stock from the Milton Hershey School Trust.

The second quarter effective income tax rate decreased from 39.3% in 1997 to 39.0% in 1998 primarily due to changes in the mix of the Corporation's income among various tax jurisdictions.

RESULTS OF OPERATIONS - FIRST SIX MONTHS 1998 VS. FIRST SIX MONTHS 1997
-----------------------------------------------------------------------

Consolidated net sales for the first six months of 1998 increased by $70.3 million or 4% primarily as a result of incremental sales from the introduction of new confectionery products, increased sales of core confectionery items and higher sales of grocery and pasta products. These increases were offset somewhat by a decline in sales in the Corporation's Asian and Russian markets and a higher level of unsalables.

The consolidated gross margin decreased from 41.3% in 1997 to 40.6% in 1998. The decrease was primarily due to lower profitability resulting from the mix of non-chocolate and chocolate confectionery items sold in 1998 compared to sales in 1997, the cost of realigning our Russian business, and higher costs for certain major raw materials, primarily milk and cocoa, labor and overhead. These cost increases were partially offset by improved manufacturing efficiencies associated primarily with production of the acquired Leaf brands. Selling, marketing and administrative expenses were slightly less than 1997, as higher marketing expenses associated with the introduction of new products were offset by lower spending for existing brands.

Net interest expense was $11.9 million above prior year, primarily as a result of increased borrowings associated with the purchase of Common Stock from the Milton Hershey School Trust.

The effective income tax rate decreased from 39.3% in 1997 to 39.0% in 1998 primarily due to changes in the mix of the Corporation's income among various tax jurisdictions.

FINANCIAL CONDITION

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first six months of 1998, the Corporation's cash and cash equivalents decreased by $20.6 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to finance capital and capitalized software additions of $98.0 million, pay cash dividends of $61.7 million and to repay $25.1 million of long-term debt.

The ratio of current assets to current liabilities was 1.4:1 as of July 5, 1998, and 1.3:1 as of December 31, 1997. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 59% as of July 5, 1998, and 60% as of December 31, 1997.

As of July 5, 1998, the Corporation maintained committed credit facility agreements with a syndicate of banks in the amount of $600 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has options to increase the credit facility by $1.0 billion with the concurrence of the banks. As of July 5, 1998, and June 29, 1997, the Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $20 million.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of July 5, 1998, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of July 5, 1998, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $175 million to $200 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to replace most of the transaction systems and applications currently supporting operations of the Corporation. Total commitments for this system are expected to be in the range of $75 million to $85 million. The system is Year 2000 compliant.

The Corporation is evaluating its manufacturing processes and remaining legacy information systems to identify and remediate any Year 2000 compliance issues. In addition, major business partners and suppliers are being contacted to gain assurances that they will be Year 2000 compliant. Failure, either by the Corporation, its major business partners or suppliers, to complete remediation in a timely manner could result in significant adverse financial consequences to the Corporation.

At the present time, the total cost to remediate Year 2000 compliance issues is not expected to be material to the Corporation's business, operations or financial condition. It is also expected that remediation to both the Corporation's manufacturing processes and information systems and those of major business partners or suppliers will be completed in time to prevent any material adverse consequences to the Corporation's business, operations or financial condition.

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of July 5, 1998. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions declined from $9.6 million as of December 31, 1997, to $7.5 million as of July 5, 1998. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period. The decrease in average market risk was primarily related to changes in the excess of futures contracts held over unpriced physical forward contracts in 1998 compared to 1997.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)      EXHIBITS
        --------

        The following items are attached and incorporated herein by reference:

        Exhibit 3 - Restated By-laws of Hershey Foods Corporation as amended and restated on June 2, 1998.

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended July 5, 1998 and June 29, 1997.

        Exhibit 27 - Financial Data Schedule for the period ended July 5, 1998 (required for electronic filing only).

b)      REPORTS ON FORM 8-K
        --------------------

        A report on Form 8-K was filed July 10, 1998 announcing that the Corporation's earnings for the second quarter of 1998 may be below market expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                              HERSHEY FOODS CORPORATION
                                              -------------------------
                                                    (Registrant)




Date   AUGUST 12, 1998                     /S/  WILLIAM F. CHRIST
       ---------------                 ------------------------------
                                          William F. Christ
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer





Date   AUGUST 12, 1998                     /S/  DAVID W. TACKA
       ---------------                 -----------------------------
                                          David W. Tacka
                                          Corporate Controller and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX





Exhibit 3   -  Amended and Restated By-laws of Hershey Foods Corporation

Exhibit 12  -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27  -  Financial Data Schedule for the period ended July 5, 1998
               (required for electronic filing only)