Form 10-Q
period 1998-10-04
HERSHEY FOODS CORP
filed 1998-11-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     October 4, 1998
                               -------------------------------------------------

                                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               -------------------------  ----------------------

Commission file number                              1-183
                      -------------------------------------------------------


                           HERSHEY FOODS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      23-0691590
  --------------------------------                  -------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                     Identification Number)

             100 Crystal A Drive
           Hershey, Pennsylvania                                 17033
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           (717) 534-6799
                                                    ----------------------------

--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

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

Common Stock, $1 par value - 112,701,727 shares, as of November 2, 1998. Class B Common Stock, $1 par value - 30,447,908 shares, as of November 2, 1998.



Exhibit Index - Page 19


                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                   October 4,   September 28,
                                                                      1998            1997
                                                                  -----------     -----------

Net Sales                                                         $ 1,217,237     $ 1,151,610
                                                                  -----------     -----------

Costs and Expenses:

    Cost of sales                                                     706,605         672,604
    Selling, marketing and administrative                             311,658         292,593
                                                                  -----------     -----------

      Total costs and expenses                                      1,018,263         965,197
                                                                  -----------     -----------

Income before Interest and Income Taxes                               198,974         186,413

    Interest expense, net                                              22,691          20,558
                                                                  -----------     -----------

Income before Income Taxes                                            176,283         165,855

    Provision for income taxes                                         68,750          65,182
                                                                  -----------     -----------

Net Income                                                        $   107,533     $   100,673
                                                                  ===========     ===========


Net Income Per Share - Basic                                      $       .75     $       .68
                                                                  ===========     ===========

Net Income Per Share - Diluted                                    $       .74     $       .67
                                                                  ===========     ===========



Average Shares Outstanding - Basic                                    143,438         147,454
                                                                  ===========     ===========

Average Shares Outstanding - Diluted                                  145,434         149,416
                                                                  ===========     ===========



Cash Dividends Paid per Share:

    Common Stock                                                  $     .2400     $     .2200
                                                                  ===========     ===========

    Class B Common Stock                                          $     .2175     $     .2000
                                                                  ===========     ===========




The accompanying notes are an integral part of these statements.




                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                                    For the Nine Months Ended
                                                                    -------------------------
                                                                   October 4,     September 28,
                                                                      1998            1997
                                                                  -----------     -----------

Net Sales                                                         $ 3,195,712     $ 3,059,808
                                                                  -----------     -----------

Costs and Expenses:

    Cost of sales                                                   1,881,660       1,792,204
    Selling, marketing and administrative                             869,337         852,857
                                                                  -----------     -----------

      Total costs and expenses                                      2,750,997       2,645,061
                                                                  -----------     -----------

Income before Interest and Income Taxes                               444,715         414,747

    Interest expense, net                                              66,141          52,091
                                                                  -----------     -----------

Income before Income Taxes                                            378,574         362,656

    Provision for income taxes                                        147,643         142,525
                                                                  -----------     -----------

Net Income                                                        $   230,931     $   220,131
                                                                  ===========     ===========


Net Income Per Share - Basic                                      $      1.61     $      1.46
                                                                  ===========     ===========

Net Income Per Share - Diluted                                    $      1.59     $      1.44
                                                                  ===========     ===========



Average Shares Outstanding - Basic                                    143,440         151,230
                                                                  ===========     ===========

Average Shares Outstanding - Diluted                                  145,564         153,063
                                                                  ===========     ===========



Cash Dividends Paid per Share:

    Common Stock                                                  $     .6800     $     .6200
                                                                  ===========     ===========

    Class B Common Stock                                          $     .6175     $     .5600
                                                                  ===========     ===========


The accompanying notes are an integral part of these statements.



                           HERSHEY FOODS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 4, 1998 AND DECEMBER 31, 1997
                           (in thousands of dollars)

ASSETS                                                              1998              1997
                                                                -----------       -----------

   Current Assets:
        Cash and cash equivalents                               $    40,163       $    54,237
        Accounts receivable - trade                                 433,995           360,831
        Inventories                                                 572,944           505,525
        Deferred income taxes                                        87,796            84,024
        Prepaid expenses and other                                   77,578            30,197
                                                                -----------       -----------
            Total current assets                                  1,212,476         1,034,814
                                                                -----------       -----------
   Property, Plant and Equipment, at cost                         2,665,537         2,587,230
   Less - accumulated depreciation and amortization              (1,019,574)         (938,993)
                                                                -----------       -----------
            Net property, plant and equipment                     1,645,963         1,648,237
                                                                -----------       -----------
   Intangibles Resulting from Business Acquisitions                 534,074           551,849
   Other Assets                                                      82,636            56,336
                                                                -----------       -----------
            Total assets                                        $ 3,475,149       $ 3,291,236
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Current Liabilities:
        Accounts payable                                        $   134,295       $   146,932
        Accrued liabilities                                         288,581           371,545
        Accrued income taxes                                         95,395            19,692
        Short-term debt                                             328,843           232,451
        Current portion of long-term debt                               111            25,095
                                                                -----------       -----------
            Total current liabilities                               847,225           795,715
   Long-term Debt                                                 1,029,117         1,029,136
   Other Long-term Liabilities                                      357,296           346,500
   Deferred Income Taxes                                            274,471           267,079
                                                                -----------       -----------
            Total liabilities                                     2,508,109         2,438,430
                                                                -----------       -----------
   Stockholders' Equity:
        Preferred Stock, shares issued:
          none in 1998 and 1997                                     ---               ---
        Common Stock, shares issued:
          149,502,964 in 1998 and 149,484,964 in 1997               149,503           149,485
        Class B Common Stock, shares issued:
          30,447,908 in 1998 and 30,465,908 in 1997                  30,447            30,465
        Additional paid-in capital                                   29,037            33,852
        Unearned ESOP compensation                                  (26,346)          (28,741)
        Retained earnings                                         2,113,395         1,977,849
        Treasury-Common Stock shares at cost:
          36,841,187 in 1998 and 37,018,566 in 1997              (1,266,021)       (1,267,861)
        Accumulated other comprehensive income                      (62,975)          (42,243)
                                                                -----------       -----------
            Total stockholders' equity                              967,040           852,806
                                                                -----------       -----------
            Total liabilities and stockholders' equity          $ 3,475,149       $ 3,291,236
                                                                ===========       ===========

The accompanying notes are an integral part of these balance sheets.


                           HERSHEY FOODS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                    For the Nine Months Ended
                                                                    -------------------------
                                                                   October 4,     September 28,
                                                                      1998            1997
                                                                   ----------     ------------

Cash Flows Provided from (Used by) Operating Activities
   Net Income                                                     $ 230,931         $ 220,131
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                               116,544           114,173
        Deferred income taxes                                         3,620            13,419
        Changes in assets and liabilities, net of effects
        from business acquisitions and divestitures:
            Accounts receivable - trade                             (73,164)         (144,638)
            Inventories                                             (67,419)         (133,530)
            Accounts payable                                        (12,637)           (1,418)
            Other assets and liabilities                            (30,163)           85,671
        Other, net                                                       48             2,293
                                                                  ---------         ---------
Net Cash Flows Provided from Operating Activities                   167,760           156,101
                                                                  ---------         ---------

Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                               (117,511)         (133,821)
   Capitalized software additions                                   (29,709)          (17,321)
   Other, net                                                         5,858            12,785
                                                                  ---------         ---------
Net Cash Flows (Used by) Investing Activities                      (141,362)         (138,357)
                                                                  ---------         ---------

Cash Flows Provided from (Used by) Financing Activities
   Net increase in short-term debt                                   96,392            72,481
   Long-term borrowings                                                ---            550,000
   Repayment of long-term debt                                      (25,139)          (15,540)
   Cash dividends paid                                              (95,385)          (90,718)
   Exercise of stock options                                         15,992            10,614
   Incentive plan transactions                                      (22,458)          (27,394)
   Repurchase of Common Stock                                        (9,874)         (507,654)
                                                                  ---------         ---------
Net Cash Flows (Used by) Financing Activities                       (40,472)           (8,211)
                                                                  ---------         ---------

(Decrease) Increase in Cash and Cash Equivalents                    (14,074)            9,533
Cash and Cash Equivalents, beginning of period                       54,237            61,422
                                                                  ---------         ---------
Cash and Cash Equivalents, end of period                          $  40,163         $  70,955
                                                                  =========         =========

              ------------------------------------------------------------------

Interest Paid                                                     $  80,700         $  45,183
                                                                  =========         =========

Income Taxes Paid                                                 $  57,743         $ 114,089
                                                                  =========         =========

The accompanying notes are an integral part of these statements.


                                               HERSHEY FOODS CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                        Accumulated
                                               Class B  Additional   Unearned                Treasury      Other        Total
                           Preferred  Common   Common    Paid-in       ESOP      Retained    Common     Comprehensive  Stockholders'
                             Stock    Stock    Stock    Capital    Compensation  Earnings    Stock         Income       Equity
------------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars

Balance as of
 December 31, 1997           $---    $149,485   $30,465  $33,852   $(28,741)     $1,977,849 $(1,267,861)  $(42,243)     $852,806
                                                                                                                        --------
Comprehensive income
  Net income                                                                         75,433                               75,433
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments                                                                                              (575)         (575)
                                                                                                                        --------
Comprehensive income                                                                                                      74,858
                                                                                                                        --------
Dividends:
  Common Stock, $.22
   per share                                                                        (24,769)                             (24,769)
  Class B Common Stock,
   $.20 per share                                                                    (6,091)                              (6,091)
Conversion of Class B
 Common Stock
  into Common Stock                        12       (12)                                                                     ---
Incentive plan
 transactions                                             (1,033)                                                         (1,033)
Exercise of stock
 options                                                  (5,902)                                14,265                    8,363
Employee stock
 ownership trust
 transactions                                                129        798                                                  927
                             ----     -------     ------   ------    ------       ---------   ---------     ------       -------

Balance as of
 April 5, 1998                ---     149,497    30,453   27,046    (27,943)      2,022,422  (1,253,596)   (42,818)      905,061
                                                                                                                         --------
Comprehensive income
  Net income                                                                         47,965                               47,965
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments                                                                                            (7,216)       (7,216)
                                                                                                                          ------
Comprehensive income                                                                                                      40,749
                                                                                                                          ------
Dividends:
  Common Stock, $.22
   per share                                                                        (24,789)                             (24,789)
  Class B Common Stock,
   $.20 per share                                                                    (6,091)                              (6,091)
Exercise of stock
 options                                                   1,250                                 (5,545)                  (4,295)
Employee stock
 ownership trust
 transactions                                                125        799                                                  924
                             ----    --------     -----     ------   ------       --------    --------     ------       -------

Balance as of
 July 5, 1998                 ---     149,497    30,453   28,421    (27,144)      2,039,507  (1,259,141)   (50,034)      911,559
                                                                                                                         --------
Comprehensive income
  Net income                                                                        107,533                              107,533
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments                                                                                           (12,941)      (12,941)
                                                                                                                         -------
Comprehensive income                                                                                                      94,592
                                                                                                                          ------
Dividends:
  Common Stock, $.24
   per share                                                                        (27,021)                             (27,021)
  Class B Common Stock,
   $.2175 per share                                                                  (6,624)                              (6,624)
Conversion of Class B
 Common Stock
 into Common Stock                         6         (6)                                                                     ---
Exercise of stock
 options                                                     495                                  2,994                    3,489
Employee stock
 ownership trust
 transactions                                                121        798                                                  919
Repurchase of
 Common Stock                                                                                    (9,874)                  (9,874)
                             ----    --------   -------  -------   --------      ----------  ----------   --------      --------

Balance as of
 October 4, 1998             $---    $149,503   $30,447  $29,037   $(26,346)     $2,113,395 $(1,266,021)  $(62,975)     $967,040
                             ====    ========   =======  =======   ========      ========== ===========   ========      ========


The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 1998 presentation. Operating results for the three months and year-to-date ended October 4, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1997 Annual Report on Form 10-K.

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

3.      INTEREST EXPENSE

        Interest expense, net consisted of the following:

                                                     For the Nine Months Ended
                                                     -------------------------
                                             October 4, 1998          September 28, 1997
                                             ---------------          ------------------
                                                     (in thousands of dollars)

               Interest expense                 $ 70,238                  $ 55,809
               Interest income                    (2,302)                   (2,262)
               Capitalized interest               (1,795)                   (1,456)
                                                --------                  --------
                   Interest expense, net        $ 66,141                  $ 52,091
                                                ========                  ========

4.      NET INCOME PER SHARE

        A total of 36,841,187 shares were held as Treasury Stock as of October 4, 1998.

        In accordance with Financial Accounting Standards No. 128 "Earnings Per Share", Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:



For the Three Months Ended                        Income            Shares         Per-Share
October 4, 1998                                 (Numerator)      (Denominator)      Amount
-------------------------------------------------------------------------------------------
In thousands of dollars except shares
 and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $  107,533         143,438,495         $.75
                                                                                      ====

Effect of Dilutive Securities
-----------------------------
Stock options                                           -           1,900,602
Performance stock units                                 -              87,958
Restricted stock units                                  -               7,397
                                               ----------       -------------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $  107,533         145,434,452         $.74
                                               ==========       =============         ====


For the Three Months Ended                        Income            Shares         Per-Share
September 28, 1997                              (Numerator)      (Denominator)      Amount
--------------------------------------------------------------------------------------------
In thousands of dollars except shares
 and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $  100,673         147,454,003         $.68
                                                                                      ====

Effect of Dilutive Securities
-----------------------------
Stock options                                           -           1,842,340
Performance stock units                                 -             114,829
Restricted stock units                                  -               4,532
                                               ----------       -------------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $  100,673         149,415,704         $.67
                                               ==========       =============         ====




For the Nine Months Ended                         Income            Shares         Per-Share
October 4, 1998                                 (Numerator)      (Denominator)      Amount
-------------------------------------------------------------------------------------------
In thousands of dollars except shares
 and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $  230,931         143,440,288        $1.61
                                                                                     =====

Effect of Dilutive Securities
-----------------------------
Stock options                                           -           2,028,319
Performance stock units                                 -              88,219
Restricted stock units                                  -               7,419
                                               ----------       -------------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $  230,931         145,564,245        $1.59
                                               ==========       =============        =====


For the Nine Months Ended                         Income            Shares         Per-Share
September 28, 1997                              (Numerator)      (Denominator)      Amount
--------------------------------------------------------------------------------------------
In thousands of dollars except shares
 and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $  220,131         151,230,300        $1.46
                                                                                     =====

Effect of Dilutive Securities
-----------------------------
Stock options                                           -           1,714,359
Performance stock units                                 -             114,095
Restricted stock units                                  -               4,303
                                               ----------       -------------

Net Income per Share - Diluted
Net income and assumed conversions             $  220,131         153,063,057        $1.44
                                               ==========       =============        =====

5.      INVENTORIES

        The majority of inventories are valued under the last-in, first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:


                                             October 4, 1998           December 31, 1997
                                             ---------------           -----------------
                                                     (in thousands of dollars)

               Raw materials                  $ 203,803                   $ 223,702
               Goods in process                  40,765                      36,015
               Finished goods                   435,123                     334,639
                                              ---------                   ---------
                   Inventories at FIFO          679,691                     594,356
               Adjustment to LIFO              (106,747)                    (88,831)
                                              ---------                   ---------
                   Total inventories          $ 572,944                   $ 505,525
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

        In August 1997, the Corporation filed another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. Also in August 1997, the Corporation issued $150 million of 6.95% Notes due 2012 (Notes) and $250 million of 7.2% Debentures due 2027 (Debentures) under the November 1993 and August 1997 Registration Statements. Proceeds from the debt issuance were used to repay short-term borrowings associated with the purchase of Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (Milton Hershey School Trust). As of October 4, 1998, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. As of October 4, 1998 and December 31, 1997, $150.0 million of commercial paper borrowings were reclassified as long-term debt in accordance with the Corporation's intent and ability to refinance such obligations on a long-term basis.

7.      FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt, including $150.0 million of commercial paper borrowings reclassified as long-term debt, approximated fair value as of October 4, 1998 and December 31, 1997, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $879.1 million as of October 4, 1998, compared to a fair value of $999.0 million, based on quoted market prices for the same or similar debt issues.

        As of October 4, 1998, the Corporation had foreign exchange forward contracts maturing in 1998 and 1999 to purchase $23.3 million in foreign currency, primarily British sterling and Dutch gilders, and to sell $11.1 million in foreign currency, primarily Japanese yen and Canadian dollars, at contracted forward rates.

        To hedge foreign currency exposure related to anticipated transactions associated with the purchase of certain raw materials and finished goods, generally covering 3 to 24 months, the Corporation, from time to time, also purchases foreign exchange options which permit, but do not require, the Corporation to exchange foreign currencies at a future date with another party at a contracted exchange rate. As of December 31, 1997, the Corporation had purchased foreign exchange options of $3.6 million, related to Swiss francs. These options matured in early 1998 and no foreign exchange options were outstanding as of October 4, 1998.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of October 4, 1998, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of October 4, 1998, the Corporation had agreements outstanding with an aggregate notional amount of $75.0 million, with maturities through 1999. As of October 4, 1998, interest rates payable were at a weighted average fixed rate of 6.3%, and the interest rate receivable was floating based on the 30-day commercial paper composite rate which was 5.6% as of October 4, 1998. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of each agreement. As of October 4, 1998, the fair value of interest rate swap agreements approximated the contract value. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

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

        The Corporation anticipates the adoption of FAS No. 133 as of January 1, 2000, and is presently analyzing methods for implementing and complying with this complex pronouncement. As of October 4, 1998, the Corporation had not quantified the impact of adopting FAS No. 133. However, the implementation of FAS No. 133 could increase volatility in earnings and other comprehensive income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - THIRD QUARTER 1998 VS. THIRD QUARTER 1997
-----------------------------------------------------------------

Consolidated net sales for the third quarter increased from $1,151.6 million in 1997 to $1,217.2 million in 1998, an increase of 6% from the prior year. The higher sales primarily reflected incremental sales from the introduction of new confectionery products and higher sales of core confectionery and grocery products. These increases were offset somewhat by the impact of currency exchange rates in the Canadian and Mexican markets, lower sales of core pasta products and sales declines in international markets, particularly Asia.

The consolidated gross margin increased from 41.6% in 1997 to 42.0% in 1998. The increase was primarily due to manufacturing efficiencies and the impact of reduced costs associated with aged and obsolete inventories of seasonal products and products sold in conjunction with special theme promotions. These increases were partially offset by higher costs for certain major raw materials, primarily milk and cocoa. Selling, marketing and administrative expenses increased by 7%, primarily reflecting higher marketing expenses for existing products and increased spending associated with the introduction of new products.

Net interest expense in the third quarter of 1998 was $2.1 million above the comparable period of 1997 primarily as a result of increased borrowings associated with the purchase of Common Stock from the Milton Hershey School Trust, offset somewhat by lower interest expense reflecting reduced average short-term borrowings.

The third quarter effective income tax rate decreased from 39.3% in 1997 to 39.0% in 1998 primarily as a result of changes in the mix of the Corporation's income among various tax jurisdictions.

RESULTS OF OPERATIONS - FIRST NINE MONTHS 1998 VS. FIRST NINE MONTHS 1997
-------------------------------------------------------------------------

Consolidated net sales for the first nine months of 1998 increased by $135.9 million or 4% primarily as a result of incremental sales from the introduction of new confectionery products and increased sales of core confectionery and grocery products. These increases were offset somewhat by a decline in sales in the Corporation's Asian and Russian markets and the impact of currency exchange rates in the Canadian and Mexican markets.

The consolidated gross margin decreased from 41.4% in 1997 to 41.1% in 1998. The decrease was primarily due to lower profitability resulting from higher costs for certain major raw materials, primarily milk and cocoa, labor and overhead, in addition to the mix of non-chocolate and chocolate confectionery items sold in 1998 compared to 1997. These cost increases were partially offset by improved manufacturing efficiencies associated primarily with production of the acquired Leaf brands and lower costs for packaging and certain minor raw materials. Selling, marketing and administrative expenses were 2% higher than 1997, as higher marketing expenses associated with the introduction of new products were partially offset by reduced marketing expenses for existing brands and lower selling expenses in international markets.

Net interest expense was $14.1 million above prior year, primarily as a result of increased borrowings associated with the purchase of Common Stock from the Milton Hershey School Trust, partially offset by lower interest expense reflecting reduced average short-term borrowings.

The effective income tax rate decreased from 39.3% in 1997 to 39.0% in 1998 primarily due to changes in the mix of the Corporation's income among various tax jurisdictions.

FINANCIAL CONDITION
-------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first nine months of 1998, the Corporation's cash and cash equivalents decreased by $14.1 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to finance capital and capitalized software additions of $147.2 million, pay cash dividends of $95.4 million and to repay $25.1 million of long-term debt.

The ratio of current assets to current liabilities was 1.4:1 as of October 4, 1998, and 1.3:1 as of December 31, 1997. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 58% as of October 4, 1998, and 60% as of December 31, 1997.

As of October 4, 1998, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $600 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $20 million as of October 4, 1998 and December 31, 1997.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of October 4, 1998, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of October 4, 1998, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $165 million to $200 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions.

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of October 4, 1998. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions declined from $9.6 million as of December 31, 1997, to $7.6 million as of October 4, 1998. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period. The decrease in average market risk was primarily related to changes in the excess of futures contracts held over unpriced physical forward contracts in 1998 compared to 1997.

YEAR 2000 ISSUES
----------------

Year 2000 issues associated with information systems relate to the way dates are recorded and computed in many computer systems. These year 2000 issues could have an impact upon the Corporation's information technology (IT) and non-IT systems. Non-IT systems include embedded technology such as microcontrollers which are integral to the operation of most machinery and equipment. Additionally, year 2000 issues could have a similar impact on the Corporation's major business partners, including both customers and suppliers. While it is not currently possible to estimate the total impact of a failure of either the Corporation or its major business partners or suppliers to complete their year 2000 remediation in a timely manner, the Corporation has determined that it could suffer significant adverse financial consequences as a result of such failure.

Awareness of year 2000 issues regarding major business applications software and other significant IT systems began in 1990. A formal program to assess and address year 2000 issues associated with IT systems was established in late 1995. The Corporation expects that remediation of these systems will be essentially completed by the third quarter of 1999. In early 1998, a team was established with representatives from all major functional areas of the Corporation which assumed overall responsibility for ensuring that remediation of both IT and non-IT systems will be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition.

In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to improve process efficiencies in all of the major functional areas of the Corporation which is expected to enable the Corporation to provide better service to its customers. This system will replace most of the transaction systems and applications supporting operations of the Corporation. The system is year 2000 compliant and will address year 2000 issues for approximately 80% of the Corporation's business applications software. As of October 4, 1998, configuration of this system was approximately 60% complete, with full implementation expected by the third quarter of 1999. Total commitments for this system are expected to be in the range of $80 million to $90 million which will be financed with cash provided from operations and short-term borrowings. As of October 4, 1998, approximately $48.8 million of capitalized software and hardware and $5.5 million of expenses have been incurred for this project.

The Corporation's mainframe, network and desktop hardware and software have recently been upgraded and are substantially year 2000 compliant. The Corporation is in the process of remediating year 2000 compliance issues associated with legacy information systems not being replaced by the integrated information system project, including process, automation and factory management systems, as well as non-IT systems. As of October 4, 1998, remediation of IT systems was approximately 75% complete and approximately 85% of non-IT systems were determined to be year 2000 compliant or have been remediated. The total cost to complete remediation of IT and non-IT systems is expected to be in the range of $6.0 million to $8.0 million.

The Corporation is also in the process of assessing year 2000 remediation issues relating to its major third party business partners. All of the Corporation's major customers have been contacted regarding year 2000 issues related to electronic data interchange (EDI). As of October 4, 1998, no major customer or supplier remediation issues have been identified which would significantly impact EDI transactions. The Corporation is also in the process of contacting its major suppliers of ingredients, packaging, facilities and logistics services with regard to year 2000 issues. Because of the uncertainties associated with assessing the ability of major business partners to complete the remediation of their systems in time to prevent operational difficulties, the Corporation will continue to contact and/or visit major customers and suppliers to gain assurances that no significant adverse consequences will result due to their failure to complete remediation of their systems.

Year 2000 remediation, conversion, validation and implementation is continuing and, at the present time, it is expected that remediation to both the Corporation's IT and non-IT systems and those of major business partners will be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition. However, contingency plans will be developed as needed and, to the extent possible, for any potential systems failures resulting from year 2000 issues.

STOCKHOLDER PROPOSALS AND NOMINATIONS
-------------------------------------

The 1999 Annual Meeting of Stockholders will be held on April 27, 1999. To be eligible for inclusion in the Corporation's Proxy Statement for the 1999 Annual Meeting of Stockholders, stockholder proposals must be received by the Corporation by November 16, 1998.

In accordance with the Corporation's By-Laws, stockholders (other than those holding 25% of the outstanding votes entitled to be cast) who do not submit proposals for inclusion in the Proxy Statement but who intend to present a proposal, nomination for director or other business for consideration at any meeting of stockholders, including any Annual Meeting, are required to notify the Secretary of the Corporation of their proposal or nomination and provide other information in advance of such meeting. Stockholders interested in making proposals at the 1999 Annual Meeting should submit their name and address, their shareholdings, a brief description of the proposal, and any financial or other interest they have in such proposal to the Corporation no later than February 27, 1999.

In addition, the Corporation's By-Laws require that a stockholder wishing to make a nomination for director at the 1999 Annual Meeting, who does not submit the nomination for inclusion in the Proxy Statement for such meeting, must submit the following information to the Corporation no later than February 27, 1999: name and address, a representation that the stockholder is a holder of record and intends to attend such meeting, a description of any arrangement between the stockholder and the individual planned to be nominated, the nominee's name, address and biographical information, and the consent of the nominee.

All notices for stockholder proposals and director nominations should be sent to the attention of the Secretary of the Corporation at 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

SUBSEQUENT EVENT
----------------

On November 9, 1998, the Corporation announced that it is exploring the possible sale of its U.S. Pasta business and that Goldman, Sachs & Co. has been engaged to assist in this process.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a)      Exhibits
        --------

        The following items are attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 4, 1998 and September 28, 1997.

        Exhibit 27 - Financial Data Schedule for the period ended October 4, 1998 (required for electronic filing only).

        Exhibit 99 - Press release announcing that the Corporation is exploring the possible sale of its U.S. Pasta business and that Goldman, Sachs & Co. has been engaged to assist in this process.

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






                            HERSHEY FOODS CORPORATION
                            -------------------------
                                  (Registrant)




Date   November 12, 1998                              /s/  William F. Christ
       -----------------                          ------------------------------
                                                        William F. Christ
                                                        Senior Vice President,
                                                        Chief Financial Officer
                                                         and Treasurer





Date   November 12, 1998                              /s/  David W. Tacka
       -----------------                          ------------------------------
                                                        David W. Tacka
                                                        Corporate Controller and
                                                        Chief Accounting Officer

                                 EXHIBIT INDEX





Exhibit 12 -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 -  Financial Data Schedule for the period ended October 4, 1998
              (required for electronic filing only)

Exhibit 99 -  Press release announcing that the Corporation is exploring the possible sale of its U.S. Pasta business and that Goldman, Sachs & Co. has been engaged to assist in this process.