Form 10-K
period 1998-12-31
HERSHEY FOODS CORP
filed 1999-03-15
CIK 47111

--------------------------------------------------------------------------------
================================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K
(MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
    |X|            OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                                     OR


             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    |_|                SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ..... TO .....


                     REGISTRANT, STATE OF INCORPORATION,
                        ADDRESS AND TELEPHONE NUMBER
                        ----------------------------

                          HERSHEY FOODS CORPORATION
COMMISSION                                                    I.R.S. EMPLOYER
 FILE NO.              (A DELAWARE CORPORATION)             IDENTIFICATION NO.
 --------                100 CRYSTAL A DRIVE                -----------------
   1-183              HERSHEY, PENNSYLVANIA 17033               23-0691590
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

   Common Stock, one dollar par value -- $5,935,504,658 as of March 1, 1999.

   Class B Common Stock, one dollar par value -- $8,718,311 as of March 1, 1999. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on March 1, 1999.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

   Common Stock, one dollar par value -- 109,262,899 shares, as of March 1, 1999.

   Class B Common Stock, one dollar par value -- 30,446,908 shares, as of March 1, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE

   The Corporation's Consolidated Financial Statements and Management's Discussion and Analysis for the year ended December 31, 1998 are included in Appendix A to the Corporation's Proxy Statement for the Corporation's 1999 Annual Meeting of Stockholders and are incorporated by reference into Part II and are filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.

                                   PART I



ITEM 1.BUSINESS

   Hershey Foods Corporation and its subsidiaries (the "Corporation") are engaged in the manufacture, distribution and sale of consumer food products. The Corporation produces and distributes a broad line of chocolate and non-chocolate confectionery, and grocery products.

   The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

   In January 1999, the Corporation completed the sale of a 94% majority interest of its U.S. pasta business to New World Pasta, LLC. The transaction included the AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT `N FLUFFY, MRS. WEISS, P&R, RONZONI, SAN GIORGIO and SKINNER pasta brands along with six manufacturing plants. The Corporation retained a 6% minority interest in the business.

   The Corporation's principal product groups include: chocolate and non-chocolate confectionery products sold in the form of bar goods, bagged items and boxed items; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Corporation believes it is a major factor in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and non-chocolate confectionery products are greater than those on certain other grocery products.

   In North America, the Corporation manufactures chocolate and non-chocolate confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar product, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and non-chocolate confectionery products in the United States are: HERSHEY'S BITES candies, HERSHEY'S classic caramels, HERSHEY'S COOKIES 'N' CREME chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, HERSHEY'S NUGGETS chocolates, AMAZIN' FRUIT gummy bears fruit candy, CARAMELLO candy bars, GOOD & PLENTY candy, HEATH toffee bar, JOLLY RANCHER candy, KIT KAT wafer bars, LUDEN'S throat drops, MILK DUDS chocolate covered caramels, MR. GOODBAR milk chocolate bars with peanuts, NIBS candy, PAYDAY peanut caramel bar, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, RAIN-BLO and SUPER BUBBLE gum, REESE'S NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, REESESTICKS wafer bars, ROLO caramels in milk chocolate, SIXLETS candies, SKOR toffee bars, SYMPHONY milk chocolate bars, SWEET ESCAPES candy bars, TASTETATIONS candy, TWIZZLERS candy, WHATCHAMACALLIT candy bars, WHOPPERS malted milk balls, YORK peppermint pattie candy, 5TH AVENUE candy bars and ZERO candy bars. Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S brand name.

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

   The Corporation's products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 1998, sales to Wal-Mart Stores, Inc. and Subsidiaries amounted to approximately 14% of the Corporation's total net sales.

   In Japan, China and the Philippines, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also markets chocolate and non-chocolate confectionery products in over 90 countries worldwide.

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

   The most significant raw material used in the production of the Corporation's chocolate products is cocoa beans. This commodity is imported principally from West African, South American and Far Eastern equatorial regions. West Africa accounts for approximately 65% of the world's crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Corporation buys a mix of cocoa beans to meet its manufacturing requirements.

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

                        COCOA FUTURES CONTRACT PRICES
                              (CENTS PER POUND)

                         1994  1995   1996  1997  1998
                         ----  ----   ----  ----  ----
   Annual Average.....   59.1  61.2   62.1  70.0  72.7
   High...............   66.1  64.1   64.4  77.2  78.3
   Low................   51.3  58.3   57.4  59.1  65.5

Source:   International  Cocoa  Organization   Quarterly  Bulletin  of  Cocoa
Statistics

   The Federal Agricultural and Improvement Reform Act of 1996, which is a seven-year farm bill, impacts the prices of sugar, peanuts and milk because it sets price support levels for these commodities.

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

   Peanut prices remained near recent historical levels throughout 1998.

   Dairy prices reached historic highs in 1998, reflecting generally poor weather which adversely affected production and strong demand for cheese and butter.

   Almond prices remained at relatively high levels throughout 1998 as a result of poor weather in California and Europe.

   The Corporation attempts to minimize the effect of price fluctuations related to the purchase of its major raw materials primarily through the forward purchasing of such commodities to cover future manufacturing requirements generally for periods ranging from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas and certain dairy products, price risks are also managed by entering into futures and options contracts. At the present time, active futures and options contracts are not available for use in pricing the Corporation's other major raw materials. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations which provide more favorable pricing opportunities and to increase diversity or flexibility in sourcing these raw materials. The Corporation's commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the Corporation's ability to benefit from possible price decreases.

   The primary effect on liquidity from using futures contracts is associated with margin requirements for futures contracts related to cocoa, sugar, corn sweeteners, natural gas and certain dairy products. Cash outflows and inflows result from original margins which are "good faith deposits" established by futures exchanges to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements. The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the markets. Historically, cash flows related to margin requirements have not been material to the Corporation's total working capital requirements.

   The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar, corn sweeteners, natural gas and certain dairy products are directly linked to the overall planning and management of the Corporation's business, since the cost of raw materials accounts for a significant portion of the cost of finished goods. Procurement strategies with regard to cocoa, sugar and other major raw material requirements are developed by the analysis of fundamentals, including weather and crop analysis, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

   The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendible on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 1998. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1998, the minimum volume requirements were exceeded. The Corporation has an agreement with an affiliate of Huhtamaki Oy (Huhtamaki) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS confectionery products in the North, Central and South American regions. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option.

YEAR 2000 ISSUES

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

   Awareness and assessment of year 2000 issues regarding major business applications software and other significant IT systems began in 1990. A formal program to address year 2000 issues associated with IT systems was established in late 1995. In early 1998, a team was established with representatives from all major functional areas of the Corporation which assumed overall responsibility for ensuring that remediation of both IT and non-IT systems will be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition. The Corporation expects that remediation of these systems will be essentially completed by the third quarter of 1999.

   In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to improve process efficiencies in all of the major functional areas of the Corporation, enabling the Corporation to provide better service to its customers. This system will replace most of the transaction systems and applications supporting operations of the Corporation. In addition to improving efficiency and customer service, another benefit of this system is that it is year 2000 compliant and will address year 2000 issues for approximately 80% of the Corporation's business applications software. As of December 31, 1998, approximately $62.1 million of capitalized software and hardware and $6.9 million of expenses have been incurred for this project. As of December 31, 1998, spending for implementation of this system was approximately 65% complete, with full implementation expected by the third quarter of 1999. Total commitments for this system and subsequently identified enhancements are expected to be approximately $110 million which will be financed with cash provided from operations and short-term borrowings.

   The Corporation's mainframe, network and desktop hardware and software have recently been upgraded and are substantially year 2000 compliant. The Corporation is in the process of remediating year 2000 compliance issues associated with legacy information systems not being replaced by the integrated information system project, including process automation and factory management systems. During late 1998, the Corporation undertook an extensive review of its year 2000 remediation program. As a result of this review, the Corporation has undertaken additional testing to confirm its year 2000 compliance, but is otherwise maintaining its current program of remediation. As of December 31, 1998, remediation of both IT and non-IT systems was approximately 60% complete, reflecting the latest estimate of testing and work requirements to be performed. The total cost of remediation of IT and non-IT systems is expected to be in the range of $6.0 million to $8.0 million.

   The Corporation is also in the process of assessing year 2000 remediation issues relating to its major business partners. All of the Corporation's major customers have been contacted regarding year 2000 issues related to electronic data interchange. The Corporation is also in the process of contacting its major suppliers of ingredients, packaging, facilities, logistics and financial services with regard to year 2000 issues. Because of the uncertainties associated with assessing the ability of major business partners to complete the remediation of their systems in time to prevent operational difficulties, the Corporation will continue to contact and/or visit major customers and suppliers to gain assurances that no significant adverse consequences will result due to their failure to complete remediation of their systems.

   Year 2000 remediation, conversion, validation and implementation is continuing and, at the present time, it is expected that remediation to both the Corporation's IT and non-IT systems and those of major business partners will be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition. However, contingency plans are being developed, including possible increases in raw material and finished goods inventory levels, and the identification of alternate vendors and suppliers. Additional contingency plans, to the extent feasible, will be developed for any potential failures resulting from year 2000 issues.

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

EMPLOYEES

   As of December 31, 1998, the Corporation had approximately 14,700 full-time and 1,500 part-time employees, of whom approximately 6,800 were covered by collective bargaining agreements. In January 1999, a reduction of approximately 900 full-time and 30 part-time employees resulted from the completion of the sale of the pasta business. The Corporation considers its employee relations to be good.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

   Information concerning the Corporation's geographic segments is contained in Footnote 15 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement"), which information is incorporated herein by reference and filed as Exhibit 13 hereto.

SAFE HARBOR STATEMENT

   The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward looking statements contained in this document may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential" among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; and raw material pricing.

ITEM 2.   PROPERTIES

   The following is a list of the Corporation's principal manufacturing properties. The Corporation owns each of these properties.

   UNITED STATES
       Hershey,Pennsylvania - confectionery and grocery products (3 principal plants)
       Lancaster,Pennsylvania - confectionery products
       Oakdale, California confectionery and grocery products
       Robinson, Illinois - confectionery and grocery products
       Stuarts Draft, Virginia - confectionery and grocery products

   CANADA
       Smiths Falls, Ontario - confectionery and grocery products

   In addition to the locations indicated above, the Corporation owns or leases several other properties used for manufacturing chocolate and non-chocolate confectionery and grocery products and for sales, distribution and administrative functions.

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

ITEM 3.   LEGAL PROCEEDINGS

   In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The most significant issue pertains to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS proposed the disallowance of interest expense deductions associated with the underlying life insurance policies. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program. The Corporation expects to file a protest of the proposed deficiency with the Appeals section of the IRS in early 1999 and intends to vigorously defend its position on this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                   PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on page A-9 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement which is deemed to be part of the Annual Report to Stockholders and which information is incorporated herein by reference and filed as Exhibit 13 hereto.

ITEM 6.   SELECTED FINANCIAL DATA

   The following information, for the five years ended December 31, 1998, found in the section "Eleven-Year Consolidated Financial Summary" on pages A-35 through A-37 of the Corporation's Consolidated Financial Statements and Management's Discussion and Analysis included in Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto:
Net Sales; Income from Continuing Operations Before Accounting Changes; Income Per Share from Continuing Operations Before Accounting Changes - Basic (excluding Notes h, i and j); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

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

       1.Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996. (Page A-12)

       2.Consolidated  Balance  Sheets  as of  December  31,  1998 and  1997.
         (Page A-13)

       3.Consolidated  Statements of Cash Flows for the years ended  December
         31, 1998, 1997 and 1996.  (Page A-14)

       4.Consolidated  Statements of Stockholders' Equity for the years ended
         December 31, 1998, 1997 and 1996.  (Page A-15)

       5.Notes to  Consolidated  Financial  Statements  (Pages  A-16  through
         A-32), including "Quarterly Data (Unaudited)."  (Page A-32)

       6.Report of Independent Public Accountants.  (Page A-34)

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

EXECUTIVE OFFICERS OF THE CORPORATION AS OF MARCH 1, 1999

       NAME         AGE           POSITIONS HELD DURING THE LAST FIVE YEARS
       ----         ---           -----------------------------------------

K. L. Wolfe.......  60   Chairman  of the Board and Chief  Executive  Officer
                         (1993)

J. P. Viviano.....  60   Vice  Chairman of the Board  (1999);  President  and
                         Chief Operating Officer (1993)

M. F. Pasquale....  51   Senior  Vice  President,  Confectionery  and Grocery
                         (1999);  President,  Hershey Chocolate North America
                         (1995); President, Hershey Chocolate U.S.A. (1994)

W. F. Christ .....  58   Senior Vice President,  Chief Financial  Officer and
                         Treasurer  (1997);  Senior Vice  President and Chief
                         Financial Officer (1994)

R. Brace  ........  55   Senior  Vice  President,   Operations  (1999);  Vice
                         President,   Operations   (1997);   Vice  President,
                         Manufacturing,   Hershey   Chocolate  North  America
                         (1995);  Vice  President,   Manufacturing,   Hershey
                         Chocolate U.S.A. (1987)

R. M. Reese ......  49   Senior  Vice  President  - Public  Affairs,  General
                         Counsel  and  Secretary   (1999);   Vice  President,
                         General   Counsel   and   Secretary   (1995);   Vice
                         President and General Counsel (1992)

J. R. Canavan (1).  51   Vice President, Human Resources (1999)

D. W. Tacka.......  45   Corporate  Controller and Chief  Accounting  Officer
                         (1995); Vice President,  Finance and Administration,
                         Hershey  Pasta  Group,  part of the  former  Hershey
                         Pasta and  Grocery  Group  for which a 94%  majority
                         interest was sold in 1999 (1989)
------------------
   There are no family relationships among any of the above-named officers of the Corporation.

   (1) Mr. Canavan was elected Vice President, Human Resources effective January 1, 1999. Prior to joining the Corporation he was Vice President, Staffing, IBM United States Corporation in New York (1998) and Vice President, Human Resources, IBM North America (1993).

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

ITEM 11   EXECUTIVE COMPENSATION

   Information concerning compensation of the five most highly-compensated executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "1998 Executive Compensation" and "Directors' Compensation" in the Proxy Statement. This information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information concerning ownership of the Corporation's voting securities by certain beneficial owners, individual nominees for director and by management, including the five most highly-compensated executive officers, is set forth in the section "Voting Securities" in the Proxy Statement.
This information is incorporated herein by reference.

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

ITEM 14(a)(2):  FINANCIAL STATEMENT SCHEDULE

   The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 is filed herewith on the indicated page in response to Item 14(d):

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

ITEM 14(a)(3):  EXHIBITS

   The following items are attached or incorporated by reference in response to
Item 14(c):

   (3) Articles of Incorporation and By-laws

       The Corporation's Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 3, 1988. The By-laws, as amended and restated as of December 1, 1998, are attached hereto as
       Exhibit 3.

   (4) Instruments defining the rights of security holders, including indentures

       The Corporation has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. These classes consist of the following:

       a. 6.7% Notes due 2005

       b. 6.95% Notes due 2007

       c. 6.95% Notes due 2012

       d. 8.8% Debentures due 2021

       e. 7.2% Debentures due 2027

       f. Other Obligations

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

       b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Corporation to its wholly owned subsidiary, Homestead, Inc., effective January 1, 1998.

       c. Cadbury Trademark & Technology License Agreement among Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

       d. 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent bank and Citicorp Securities, Inc. and BA Securities, Inc. as co-syndication agents, is incorporated by reference from Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated January 29, 1996. The 364-Day Credit Agreement was renewed in late 1998.

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

       k. Hershey Foods Corporation's Deferred Compensation Plan is incorporated by reference from Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

       l. Hershey Foods Directors' Compensation Plan is incorporated by reference from Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

 (12)  Computation of ratio of earnings to fixed charges statement

       A computation of ratio of earnings to fixed charges for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 is filed as Exhibit 12 hereto.

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

 (23)  Consent of Independent Public Accountants

       The consent to the incorporation of reports of the Corporation's Independent Public Accountants dated January 29, 1999, is filed as
       Exhibit 23 hereto.

                                 SIGNATURES

   PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                            HERSHEY FOODS CORPORATION
                                  (Registrant)


Date: March 15, 1999          By         /s/ W. F. CHRIST
                                  ------------------------------------------
                                (W. F. Christ, Senior Vice President, Chief
                                    Financial Officer and Treasurer)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

      SIGNATURE              TITLE                                            DATE
      ---------              -----                                            ----


     K. L. WOLFE           Chief Executive Officer and Director             March 15, 1999
  ---------------------
      (K. L. Wolfe )


     W. F. CHRIST          Chief Financial Officer and Treasurer            March 15, 1999
  ---------------------
      (W. F. Christ)


     D. W. TACKA           Chief Accounting Officer                         March 15, 1999
  ---------------------
      (D. W. Tacka)


     J. P. VIVIANO         Director                                         March 15, 1999
  ---------------------
      (J. P. Viviano)


     M. F. PASQUALE        Director                                         March 15, 1999
  ---------------------
      (M. F. Pasquale)


     W. H. ALEXANDER       Director                                         March 15, 1999
  ---------------------
      (W. H. Alexander)


     R. H. CAMPBELL        Director                                         March 15, 1999
  ---------------------
      (R. H. Campbell)


     C. M. EVARTS, M.D.    Director                                         March 15, 1999
  ------------------------
      (C. M. Evarts, M.D.)


     B. GUITON HILL        Director                                         March 15, 1999
  ---------------------
      (B. Guiton Hill)







      SIGNATURE              TITLE                                            DATE
      ---------              -----                                            ----




     J. C. JAMISON         Director                                         March 15, 1999
  ---------------------
      (J. C. Jamison)


     A. Z. LOREN           Director                                         March 15, 1999
   --------------------
      (A. Z. Loren)


     M. J. MCDONALD        Director                                         March 15, 1999
  ---------------------
      (M. J. McDonald)


     J. M. PIETRUSKI       Director                                         March 15, 1999
  ---------------------
      (J. M. Pietruski)


     V. A. SARNI           Director                                         March 15, 1999
  ---------------------
      (V. A. Sarni)


            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's Proxy Statement for its 1999 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 29, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 9 in Item 14(a)(2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                      ARTHUR ANDERSEN LLP

New York, New York
January 29, 1999



                                                                 Schedule II

                 HERSHEY FOODS CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                          (in thousands of dollars)



                                                                      ADDITIONS
                                                             ---------------------------

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


----------------------------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1998:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:
        Accounts Receivable - Trade-------  $ 15,843         $ 5,540         $  (210)         $ (1,232)        $ 19,941
                                            ========         =========       =========        =========        ========



Year Ended December 31, 1997:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:

        Accounts Receivable -Trade--------  $ 14,059         $ 2,623         $   522          $ (1,361)        $ 15,843
                                            ========         =========       ========         =========        =========





Year Ended December 31, 1996:
   Reserves deducted in the
   balance sheet from the assets
   to which they apply:

        Accounts Receivable -Trade--------  $ 14,801         $ 1,238         $   298          $ (2,278)        $ 14,059
                                            ========         ========        ========         ==========       =========


-----------------------------------------------------------------------------------------------------------------------------------




(a)Includes recoveries of amounts previously written off.