Form 10-Q
period 1999-04-04
HERSHEY FOODS CORP
filed 1999-05-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period end                April 4, 1999
                              -------------------------------------------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                    to
                             --------------------   ---------------------------

Commission file number                            1-183
                      ----------------------------------------------------------


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

                                    YES  X    NO
                                       -----     ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 109,283,823 shares, as of May 3, 1999. Class B Common Stock, $1 par value - 30,446,908 shares, as of May 3, 1999.

Exhibit Index - Page 17

                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                          For the Three Months Ended
                                                         April 4,            April 5,
                                                           1999                1998
                                                       ----------          ----------

Net Sales                                              $  945,152          $1,098,076
                                                       ----------          ----------

Costs and Expenses:

     Cost of sales                                        562,164             652,340
     Selling, marketing and administrative                266,754             299,370
     Gain on sale of business                            (243,785)               -
                                                       ----------          ----------

       Total costs and expenses                           585,133             951,710
                                                       ----------          ----------

Income before Interest and Income Taxes                   360,019             146,366

     Interest expense, net                                 18,440              22,706
                                                       ----------          ----------

Income before Income Taxes                                341,579             123,660

     Provision for income taxes                           116,909              48,227
                                                       ----------          ----------

Net Income                                             $  224,670          $   75,433
                                                       ==========          ==========


Net Income Per Share - Basic                           $     1.58          $      .53
                                                       ==========          ==========

Net Income Per Share - Diluted                         $     1.57          $      .52
                                                       ==========          ==========



Average Shares Outstanding - Basic                        141,795             143,376
                                                       ==========          ==========

Average Shares Outstanding - Diluted                      143,293             145,461
                                                       ==========          ==========



Cash Dividends Paid per Share:

     Common Stock                                      $    .2400          $    .2200
                                                       ==========          ==========

     Class B Common Stock                              $    .2175          $    .2000
                                                       ==========          ==========


The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      APRIL 4, 1999 AND DECEMBER 31, 1998
                           (in thousands of dollars)

ASSETS                                                               1999               1998
                                                                -----------        --------------

    Current Assets:
         Cash and cash equivalents                              $    55,410        $    39,024
         Accounts receivable - trade                                221,839            451,324
         Inventories                                                568,067            493,249
         Deferred income taxes                                       74,690             58,505
         Prepaid expenses and other                                 105,658             91,864
                                                                -----------        -----------
              Total current assets                                1,025,664          1,133,966
                                                                -----------        -----------
    Property, Plant and Equipment, at cost                        2,503,207          2,702,787
    Less - accumulated depreciation and amortization               (969,969)        (1,054,729)
                                                                -----------        -----------
              Net property, plant and equipment                   1,533,238          1,648,058
                                                                -----------        -----------
    Intangibles Resulting from Business Acquisitions                460,054            530,464
    Other Assets                                                     84,506             91,610
                                                                -----------        -----------
              Total assets                                      $ 3,103,462        $ 3,404,098
                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
         Accounts payable                                       $   119,190        $   156,937
         Accrued liabilities                                        271,362            294,415
         Accrued income taxes                                       117,391             17,475
         Short-term debt                                             66,153            345,908
         Current portion of long-term debt                               89                 89
                                                                -----------        -----------
              Total current liabilities                             574,185            814,824
    Long-term Debt                                                  879,095            879,103
    Other Long-term Liabilities                                     327,297            346,769
    Deferred Income Taxes                                           299,540            321,101
                                                                -----------        -----------
              Total liabilities                                   2,080,117          2,361,797
                                                                -----------        -----------
    Stockholders' Equity:
         Preferred Stock, shares issued:
           none in 1999 and 1998                                    ---                ---
         Common Stock, shares issued:
           149,503,964 in 1999 and 149,502,964 in 1998              149,503            149,503
         Class B Common Stock, shares issued:
           30,446,908 in 1999 and 30,447,908 in 1998                 30,447             30,447
         Additional paid-in capital                                  31,946             29,995
         Unearned ESOP compensation                                 (24,749)           (25,548)
         Retained earnings                                        2,381,142          2,189,693
         Treasury-Common Stock shares at cost:
           40,256,335 in 1999 and 36,804,157 in 1998             (1,485,573)        (1,267,422)
         Accumulated other comprehensive loss                       (59,371)           (64,367)
                                                                -----------        -----------
              Total stockholders' equity                          1,023,345          1,042,301
                                                                -----------        -----------
              Total liabilities and stockholders' equity        $ 3,103,462        $ 3,404,098
                                                                ===========        ===========

The accompanying notes are an integral part of these balance sheets.

                           HERSHEY FOODS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                  For the Three Months Ended
                                                                                    April 4,            April 5,
                                                                                      1999                1998
                                                                                    --------           --------

Cash Flows Provided from (Used by) Operating Activities
    Net Income                                                                      $224,670           $ 75,433
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
         Depreciation and amortization                                                40,518             37,945
         Deferred income taxes                                                        (7,211)             1,181
         Gain on sale of business - net of tax of $78,769                           (165,016)              ---
         Changes  in  assets  and  liabilities,  net of  effects  from business acquisitions and divestitures:
              Accounts receivable - trade                                            208,976             81,535
              Inventories                                                           (100,074)           (26,616)
              Accounts payable                                                       (26,195)           (15,553)
              Other assets and liabilities                                           (36,453)           (33,410)
                                                                                    --------           --------
Net Cash Flows Provided from Operating Activities                                    139,215            120,515
                                                                                    --------           --------

Cash Flows Provided from (Used by) Investing Activities
    Capital additions                                                                (28,769)           (41,756)
    Capitalized software additions                                                    (8,820)            (7,773)
    Proceeds from divestiture                                                        450,000               ---
    Other, net                                                                         1,456              9,196
                                                                                    --------           --------
Net Cash Flows Provided from (Used by) Investing Activities                          413,867            (40,333)
                                                                                    --------           --------

Cash Flows Provided from (Used by) Financing Activities
    Net (decrease) in short-term debt                                               (279,755)           (17,541)
    Repayment of long-term debt                                                          (48)           (25,048)
    Cash dividends paid                                                              (33,221)           (30,860)
    Exercise of stock options                                                         13,287             10,522
    Incentive plan transactions                                                        ---              (11,875)
    Repurchase of Common Stock                                                      (236,959)             ---
                                                                                    --------           --------
Net Cash Flows (Used by) Financing Activities                                       (536,696)           (74,802)
                                                                                    --------           --------

Increase in Cash and Cash Equivalents                                                 16,386              5,380
Cash and Cash Equivalents, beginning of period                                        39,024             54,237
                                                                                    --------           --------
Cash and Cash Equivalents, end of period                                            $ 55,410           $ 59,617
                                                                                    ========           ========
            --------------------------------------------------------------------------------------
Interest Paid                                                                       $ 33,607           $ 36,105
                                                                                    ========           ========

Income Taxes Paid                                                                   $ 20,666           $  2,837
                                                                                    ========           ========

The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                       Accumulated
                                             Class B  Additional    Unearned                Treasury     Other           Total
                        Preferred  Common    Common    Paid-in       ESOP       Retained     Common    Comprehensive   Stockholders'
                          Stock    Stock     Stock     Capital    Compensation  Earnings      Stock    Income (Loss)      Equity
------------------------------------------------------------------------------------------------------------------------------------
In thousands
 of dollars

Balance as of
December 31, 1998       $ ---      $149,503  $30,447  $29,995     $(25,548)     $2,189,693  $(1,267,422)  $(64,367)      $1,042,301
                                                                                                                         ----------

Comprehensive income:
Net income                                                                         224,670                                  224,670
Other comprehensive
 income:
Foreign currency
 translation
  adjustments                                                                                                4,996            4,996
                                                                                                                         ----------
Comprehensive income                                                                                                        229,666
                                                                                                                         ----------
Dividends:
 Common Stock,$.24
   per share                                                                       (26,599)                                 (26,599)
 Class B Common
  Stock, $.2175
   per share                                                                        (6,622)                                  (6,622)
Incentive plan
 transactions                                            (480)                                                                 (480)
Exercise of stock
 options                                                2,304                                    18,808                      21,112
Employee stock
 ownership trust
  transactions                                            127          799                                                      926
Repurchase of
 Common Stock                                                                                  (236,959)                   (236,959)
                        ------     --------  -------  -------     --------      ----------   -----------  --------       ----------
Balance as of
 April 4, 1999          $ ---      $149,503  $30,447  $ 31,946    $(24,749)     $2,381,142   $(1,485,573) $(59,371)      $1,023,345
                        =====      ========  =======  ========    ========      ==========   ===========  ========       ==========





























The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation. Operating results for the three months ended April 4, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.       INTEREST EXPENSE

        Interest expense, net consisted of the following:

                                                  For the Three Months Ended
                                                  --------------------------
                                             April 4, 1999         April 5, 1998
                                             -----------------------------------
                                                   (in thousands of dollars)

                  Interest expense             $19,551            $24,239
                  Interest income                 (902)              (933)
                  Capitalized interest            (209)              (600)
                                               -------            -------
                     Interest expense, net     $18,440            $22,706
                                               =======            =======

3.       NET INCOME PER SHARE

         A total of 40,256,335 shares were held as Treasury Stock as of April 4, 1999.

         In accordance with Financial Accounting Standards No. 128 "Earnings Per Share," Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

                                                             Income           Shares          Per-Share
For the Three Months Ended April 4, 1999                   (Numerator)     (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
Net income                                                $224,670        141,795,063          $1.58
                                                                                               =====

Effect of Dilutive Securities
Stock options                                                    -          1,447,014
Performance stock units                                          -             19,181
Restricted stock units                                           -             31,438
                                                          --------        -----------

Net Income per Share - Diluted
Net income and assumed conversions                        $224,670        143,292,696          $1.57
                                                          ========        ===========          =====


                                                             Income           Shares          Per-Share
For the Three Months Ended April 5, 1998                   (Numerator)     (Denominator)       Amount
--------------------------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
Net income                                                $ 75,433        143,375,704           $.53
                                                                                                ====

Effect of Dilutive Securities
Stock options                                                   -           2,021,543
Performance stock units                                         -              57,583
Restricted stock units                                          -               5,923
                                                          --------        -----------

Net Income per Share - Diluted
Net income and assumed conversions                        $ 75,433        145,460,753           $.52
                                                          ========        ===========           ====


4.       INVENTORIES

         The majority of  inventories  are valued  under the last-in,  first-out
         (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                                         April 4, 1999             December 31, 1998
                                                         -------------             -----------------
                                                                    (in thousands of dollars)

                  Raw materials                         $210,954                       $170,777
                  Goods in process                        97,531                         83,522
                  Finished goods                         350,186                        322,125
                                                        --------                       --------
                        Inventories at FIFO              658,671                        576,424
                  Adjustment to LIFO                     (90,604)                       (83,175)
                                                        --------                       --------
                        Total inventories               $568,067                       $493,249
                                                        ========                       ========

5.       LONG-TERM DEBT

         In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of April 4, 1999, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

6.       FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 4, 1999 and December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $879.2 million as of April 4, 1999, compared to a fair value of $950.4 million, based on quoted market prices for the same or similar debt issues.

         As of April 4, 1999, the Corporation had foreign exchange forward contracts maturing in 1999 and 2000 to purchase $15.1 million in foreign currency, primarily British sterling, and to sell $15.5 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

         The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 4, 1999, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

         In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of April 4, 1999, the Corporation had agreements outstanding with an aggregate notional amount of $75.0 million maturing in 1999. As of April 4, 1999, interest rates payable were at a weighted average fixed rate of 6.3%, and the interest rates receivable were floating based on the 30-day commercial paper composite rate which was approximately 5.0% as of April 4, 1999. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of each agreement. As of April 4, 1999, the fair value of interest rate swap agreements approximated the contract value. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

7.       DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). SFAS No. 133
         establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but may be implemented as of the beginning of any fiscal quarter after issuance. Retroactive application is not permitted. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. Changes in accounting methods will be required for derivative instruments utilized by the Corporation to hedge commodity price, foreign currency exchange rate and interest rate risks. Such derivatives include commodity futures and options contracts, foreign exchange forward and options contracts and interest rate swaps.

         The Corporation anticipates the adoption of SFAS No. 133 as of January 1, 2000. As of April 4, 1999, net deferred losses on derivatives of approximately $32.4 million after tax would have been reported as a component of other comprehensive loss and classified as accumulated other comprehensive loss on the consolidated balance sheets upon adoption of SFAS No. 133.

8.       SHARE REPURCHASES

         A total of 1,963,089 shares of Common Stock was purchased during the first quarter of 1999 under the share repurchase program begun in 1996, completing the $200 million program. In February 1999, the Corporation's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to $230 million of the Corporation's Common Stock. Under this new program, the Corporation purchased 1,579,779 shares of its Common Stock from the Hershey Trust Company, as trustee for the benefit of the Milton Hershey School and an additional 417,711 shares through open market transactions during the first quarter of 1999. As of April 4, 1999, a total of 40,256,335 shares were held as Treasury Stock and $105.5 million remained available for repurchases of Common Stock under the repurchase program approved in February.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations - First Quarter 1999 vs. First Quarter 1998
-----------------------------------------------------------------

Consolidated net sales for the first quarter decreased from $1,098.1 million in 1998 to $945.2 million in 1999, a decrease of 14% from the prior year. The lower sales primarily reflected a decline in sales of core confectionery brands compared to a very strong first quarter of 1998 and lower sales as a result of the divestiture of the Corporation's pasta business. The declines were partially offset by incremental sales from the introduction of new confectionery products.

The consolidated gross margin decreased from 40.6% in 1998 to 40.5% in 1999. The decrease reflected lower profitability resulting from the mix of confectionery items sold in 1999 compared to sales in the first quarter of 1998, primarily related to lower sales of the more profitable standard bars. Higher costs for labor and overhead and certain major raw materials, primarily milk and cocoa, also contributed to the lower gross margin in the first quarter of 1999. These cost increases were offset partially by a one-time benefit from revisions to the Corporation's retiree medical plan, decreased costs for packaging materials and certain major raw materials, primarily almonds and sugar, as well as improved manufacturing efficiencies. Selling, marketing and administrative expenses decreased by 11%, reflecting lower expenses related to the divestiture of the pasta business and reduced marketing expenses for existing products. These decreases were offset partially by increased spending associated with the introduction of new products.

Net interest expense in the first quarter of 1999 was $4.3 million below the comparable period of 1998, as a portion of the proceeds from the sale of the pasta business was used to reduce short-term borrowings.

Excluding the provision for income taxes associated with the gain on the sale of the pasta business, the first quarter effective income tax rate was 39.0% in 1999 and 1998.

In January  1999,  the  Corporation  recorded a gain of $243.8  million,  $165.0 million or $1.15 per share - diluted after tax, on the sale of its pasta business. Excluding the after-tax gain on the sale, net income for the first three months of 1999 of $59.7 million was 21% below the comparable period of the prior year and net income per share - diluted excluding the after-tax gain was $.42 per share or $.10 per share below the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first three months of 1999, the Corporation's cash and cash equivalents increased by $16.4 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and proceeds from the divestiture of the pasta business were sufficient to repay $279.8 million of short-term debt, repurchase $237.0 million of the Corporation's Common Stock, finance capital expenditures and capitalized software additions of $37.6 million and pay cash dividends of $33.2 million.

The ratio of current assets to current liabilities was 1.8:1 as of April 4, 1999, and 1.4:1 as of December 31, 1998. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 48% as of April 4, 1999, and 54% as of December 31, 1998.

As of April 4, 1999, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $576.8 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $23.0 million as of April 4, 1999 and December 31, 1998.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of April 4, 1999, $250 million of debt securities remained available for issuance under the August 1997 Registration
Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of April 4, 1999, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 million to $170 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions. Such expenditures will be financed with cash provided from operations and short-term borrowings.

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of April 4, 1999. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $7.6 million as of December 31, 1998, to $9.2 million as of April 4, 1999. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

Awareness and assessment of year 2000 issues regarding major business applications software and other significant IT systems began in 1990. A formal program to address year 2000 issues associated with IT systems was established in late 1995. In early 1998, a team was established with representatives from all major functional areas of the Corporation which assumed overall responsibility for ensuring that remediation of both IT and non-IT systems will be completed in time to prevent material adverse consequences to the
Corporation's business, operations or financial condition. The Corporation expects that remediation of these systems will be essentially completed during the third quarter of 1999.

In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to improve process efficiencies in all of the major functional areas of the Corporation, enabling the Corporation to provide better service to its customers. This system will replace most of the transaction systems and applications supporting operations of the Corporation. In addition to improving efficiency and customer service, another benefit of this system is that it is year 2000 compliant and will address year 2000 issues for approximately 80% of the Corporation's business applications software. As of April 4, 1999, approximately $69.0 million of capitalized software and hardware and $7.8 million of expenses have been incurred for this project. As of April 4, 1999, spending for implementation of this system was approximately 70% complete, with full implementation expected during the third quarter of 1999. Total commitments for this system and subsequently identified enhancements are expected to be approximately $110 million which will be financed with cash provided from operations and short-term borrowings.

The Corporation's mainframe, network and desktop hardware and software have recently been upgraded and are substantially year 2000 compliant. The Corporation is in the process of remediating year 2000 compliance issues associated with legacy information systems not being replaced by the integrated information system project, including process automation and factory management systems. During late 1998, the Corporation undertook an extensive review of its year 2000 remediation program. As a result of this review, the Corporation has undertaken additional testing to confirm its year 2000 compliance, but is otherwise maintaining its current program of remediation. As of April 4, 1999, remediation of both IT and non-IT systems was approximately 70% complete, reflecting the latest estimate of testing and work requirements to be performed. The total cost of remediation of IT and non-IT systems not being replaced by the integrated information system project is expected to be in the range of $6.0 million to $8.0 million.

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

Year 2000 remediation, conversion, validation and implementation is continuing and, at the present time, it is expected that remediation to both the Corporation's IT and non-IT systems and those of major business partners will be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition. However, contingency plans are being developed, including possible increases in raw material and finished goods inventory levels, and the identification of alternate vendors and suppliers. The Corporation is participating in industry-wide efforts to develop contingency plans which, to the extent feasible, may be relied upon to resolve any potential failures resulting from year 2000 issues.

Forward Looking Information
---------------------------

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

                                    PART II

Items 2, 3 and 5 have been omitted as not applicable.

Item 1 - Legal Proceedings
--------------------------

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The most significant issue pertains to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS proposed the disallowance of interest expense deductions associated with the underlying life insurance policies. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program. The Corporation filed a protest of the proposed deficiency with the Appeals section of the IRS in April 1999 and intends to vigorously defend its position on this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 27, 1999. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

                  Name                                           Votes For               Votes Withheld
                  ----                                           ---------               --------------

         William H. Alexander                                    399,503,497                  2,682,090
         Robert H. Campbell                                      399,824,047                  2,361,540
         C. McCollister Evarts, M.D.                             399,522,053                  2,663,534
         Bonnie Guiton Hill                                      399,781,550                  2,404,037
         John C. Jamison                                         399,807,997                  2,377,590
         Michael F. Pasquale                                     399,815,113                  2,370,474
         John M. Pietruski                                       399,794,709                  2,390,878
         Joseph P. Viviano                                       399,666,073                  2,519,514
         Kenneth L. Wolfe                                        399,710,371                  2,475,216

The following directors were elected by the holders of the Common Stock voting as a class:

                  Name                                           Votes For               Votes Withheld
                  ----                                           ---------               --------------

         Allan Z. Loren                                           96,163,310                  2,423,997
         Mackey J. McDonald                                       96,167,278                  2,420,029

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as the independent public accountants for 1999. Stockholders cast 399,947,002 votes FOR the appointment, 1,791,904 votes AGAINST the appointment and ABSTAINED from casting 446,681 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)       Exhibits
         --------

         The following items are attached and incorporated herein by reference:

         Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended April 4, 1999 and April 5, 1998.

         Exhibit 27 - Financial Data Schedule for the period ended April 4, 1999 (required for electronic filing only).

b)       Reports on Form 8-K
         --------------------

         A report on Form 8-K was filed February 19, 1999 announcing the sale of the Corporation's pasta business to New World Pasta and the Board of Director's approval to repurchase $230 million of the Corporation's Common Stock.

         A report on Form 8-K was filed March 2, 1999, announcing the repurchase of $100 million of its Common Stock from the Hershey Trust Company, as Trustee of the Milton Hershey School Trust.

         A report on Form 8-K was filed April 23, 1999, announcing that the Corporation's earnings for the first quarter of 1999 may be below market expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                       HERSHEY FOODS CORPORATION
                                                       -------------------------
                                                             (Registrant)




Date   May 12, 1999                                 /s/ William F. Christ
       ------------                                -----------------------------
                                                        William F. Christ
                                                        Senior Vice President,
                                                        Chief Financial Officer
                                                        and Treasurer





Date   May 12, 1999                                 /s/ David W. Tacka
       ------------                               ------------------------------
                                                        David W. Tacka
                                                        Corporate Controller and
                                                        Chief Accounting Officer

                                 EXHIBIT INDEX





Exhibit 12    -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27    -  Financial Data Schedule for the period ended April 4, 1999
                 (required for electronic filing only)