Form 10-Q
period 1999-07-04
HERSHEY FOODS CORP
filed 1999-08-17
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 4, 1999
                               -------------------------------------------------
                                                                  OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------    -------------------

Commission file number                        1-183
                       ---------------------------------------------------------

                           HERSHEY FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                       23-0691590
----------------------------------                 ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                   Identification Number)

    100 Crystal A Drive
   Hershey, Pennsylvania                                      17033
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (717) 534-6799
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

Common Stock, $1 par value - 109,071,088 shares, as of August 2, 1999. Class B Common Stock, $1 par value - 30,443,908 shares, as of August 2, 1999.

Exhibit Index - Page 19

                         PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)


                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                 For the Three Months Ended
                                                  July 4,           July 5,
                                                   1999              1998
                                                ---------         ---------
Net Sales                                       $ 853,239         $880,399
                                                ---------         ---------
Costs and Expenses:

     Cost of sales                                512,796          522,715
     Selling, marketing and administrative        241,371          258,309
                                                ---------         --------

       Total costs and expenses                   754,167          781,024
                                                ---------         --------

Income before Interest and Income Taxes            99,072           99,375

     Interest expense, net                         17,015           20,744
                                                ---------          -------

Income before Income Taxes                         82,057           78,631

     Provision for income taxes                    32,002           30,666
                                                ---------          -------

Net Income                                      $  50,055         $ 47,965
                                                =========         ========


Net Income Per Share - Basic                    $     .36         $    .33
                                                =========         ========

Net Income Per Share - Diluted                  $     .35         $    .33
                                                =========         ========



Average Shares Outstanding - Basic                140,001          143,510
                                                =========         ========
Average Shares Outstanding - Diluted              141,338          145,752
                                                =========         ========



Cash Dividends Paid per Share:

     Common Stock                               $   .2400         $  .2200
                                                =========         ========

     Class B Common Stock                       $   .2175         $  .2000
                                                =========         ========

The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands except per share amounts)

                                                  For the Six Months Ended
                                                 July 4,             July 5,
                                                  1999                1998
                                              -------------      --------------

Net Sales                                     $   1,798,391      $    1,978,475
                                              -------------      --------------

Costs and Expenses:

     Cost of sales                                1,074,960           1,175,055
     Selling, marketing and administrative          508,125             557,679
     Gain on sale of business                      (243,785)             ---
                                              -------------      --------------

       Total costs and expenses                   1,339,300           1,732,734
                                              -------------      --------------

Income before Interest and Income Taxes             459,091             245,741

     Interest expense, net                           35,455              43,450
                                              -------------      --------------

Income before Income Taxes                          423,636             202,291

     Provision for income taxes                     148,911              78,893
                                              -------------      --------------

Net Income                                    $     274,725      $      123,398
                                              ==============     ==============


Net Income Per Share - Basic                  $        1.95      $          .86
                                              =============      ==============

Net Income Per Share - Diluted                $        1.93      $          .85
                                              =============      ==============



Average Shares Outstanding - Basic                  140,918             143,441
                                              =============      ==============

Average Shares Outstanding - Diluted                142,339             145,612
                                              =============      ==============



Cash Dividends Paid per Share:

     Common Stock                             $        .480      $         .440
                                              =============      ==============

     Class B Common Stock                     $        .435      $         .400
                                              =============      ==============



The accompanying notes are an integral part of these statements.





                           HERSHEY FOODS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       JULY 4, 1999 AND DECEMBER 31, 1998
                           (in thousands of dollars)

ASSETS                                                           1999                  1998
                                                            --------------        --------------

    Current Assets:
         Cash and cash equivalents                          $       31,749        $       39,024
         Accounts receivable - trade                               287,967               451,324
         Inventories                                               656,771               493,249
         Deferred income taxes                                      79,457                58,505
         Prepaid expenses and other                                125,570                91,864
                                                            --------------        --------------
              Total current assets                               1,181,514             1,133,966
                                                            --------------        --------------
    Property, Plant and Equipment, at cost                       2,533,642             2,702,787
    Less - accumulated depreciation and amortization            (1,004,121)           (1,054,729)
                                                            --------------        --------------
              Net property, plant and equipment                  1,529,521             1,648,058
                                                            --------------        --------------
    Intangibles Resulting from Business Acquisitions               457,448               530,464
    Other Assets                                                    90,429                91,610
                                                            --------------        --------------
              Total assets                                  $    3,258,912        $    3,404,098
                                                            ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:
         Accounts payable                                   $      107,222        $      156,937
         Accrued liabilities                                       278,692               294,415
         Accrued income taxes                                       53,579                17,475
         Short-term debt                                           272,186               345,908
         Current portion of long-term debt                           2,039                    89
                                                            --------------        --------------
              Total current liabilities                            713,718               814,824
    Long-term Debt                                                 878,477               879,103
    Other Long-term Liabilities                                    330,154               346,769
    Deferred Income Taxes                                          302,042               321,101
                                                            --------------        --------------
              Total liabilities                                  2,224,391             2,361,797
                                                            --------------        --------------
    Stockholders' Equity:
         Preferred Stock, shares issued:
           none in 1999 and 1998                                   ---                   ---
         Common Stock, shares issued:
           149,506,964 in 1999 and 149,502,964 in 1998             149,506               149,503
         Class B Common Stock, shares issued:
           30,443,908 in 1999 and 30,447,908 in 1998                30,444                30,447
         Additional paid-in capital                                 31,744                29,995
         Unearned ESOP compensation                                (23,951)              (25,548)
         Retained earnings                                       2,398,342             2,189,693
         Treasury-Common Stock shares at cost:
           40,443,176 in 1999 and 36,804,157 in 1998            (1,496,482)           (1,267,422)
         Accumulated other comprehensive loss                      (55,082)              (64,367)
                                                            --------------        --------------
              Total stockholders' equity                         1,034,521             1,042,301
                                                            --------------        --------------
              Total liabilities and stockholders' equity    $    3,258,912        $    3,404,098
                                                            ==============        ==============

The accompanying notes are an integral part of these balance sheets.



                           HERSHEY FOODS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                     For the Six Months Ended
                                                                                    July 4,             July 5,
                                                                                     1999                1998
                                                                                 -------------      --------------

Cash Flows Provided from (Used by) Operating Activities
    Net Income                                                                     $ 274,725        $  123,398
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
         Depreciation and amortization                                                79,821            77,162
         Deferred income taxes                                                        (9,476)            2,058
         Gain on sale of business, net of tax of $78,769                            (165,016)             ---
         Changes  in  assets  and  liabilities,  net of
         effects  from  business acquisitions and divestitures:
              Accounts receivable - trade                                            142,848           130,389
              Inventories                                                           (188,778)         (118,053)
              Accounts payable                                                       (38,163)          (46,186)
              Other assets and liabilities                                          (107,357)          (59,224)
                                                                                 -----------        -----------
Net Cash Flows (Used by) Provided from Operating Activities                          (11,396)          109,544
                                                                                 -----------        -----------

Cash Flows Provided from (Used by) Investing Activities
    Capital additions                                                                (55,282)          (77,822)
    Capitalized software additions                                                   (17,814)          (20,164)
    Proceeds from divestiture                                                        450,000            ---
    Other, net                                                                         2,589             8,933
                                                                                -------------       -----------
Net Cash Flows Provided from (Used by) Investing Activities                          379,493           (89,053)
                                                                                 -----------        -----------

Cash Flows Provided from (Used by) Financing Activities
    Net increase (decrease) in short-term debt                                       (74,052)           54,348
    Long-term borrowings                                                               1,685            ---
    Repayment of long-term debt                                                         (110)          (25,096)
    Cash dividends paid                                                              (66,076)          (61,740)
    Exercise of stock options                                                         15,135            13,849
    Incentive plan transactions                                                       ---              (22,458)
    Repurchase of Common Stock                                                      (251,954)            ---
                                                                                 -----------        -----------
Net Cash Flows (Used by) Financing Activities                                       (375,372)          (41,097)
                                                                                 -----------        -----------

(Decrease) in Cash and Cash Equivalents                                               (7,275)          (20,606)
Cash and Cash Equivalents, beginning of period                                        39,024            54,237
                                                                                 -----------        -----------
Cash and Cash Equivalents, end of period                                         $    31,749        $   33,631
                                                                                 ===========        ===========

                ------------------------------------------------------------------------------------
Interest Paid                                                                    $    36,186        $   43,787
                                                                                 ===========        ==========

Income Taxes Paid                                                                $   120,125        $   40,685
                                                                                 ===========        ==========


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
------------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars

Balance as of
 December 31, 1998     $  ---    $ 149,503  $30,447    $ 29,995    $(25,548)     $2,189,693 $(1,267,422)  $ (64,367)     $1,042,301
                                                                                                                         ----------
Comprehensive income:
  Net income                                                                        224,670                                 224,670
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments                                                                                              4,996           4,996
                                                                                                                           --------
Comprehensive income                                                                                                        229,666
                                                                                                                           --------
Dividends:
  Common Stock, $.24
   per share                                                                        (26,599)                                (26,599)
  Class B Common
   Stock, $.2175
   per share                                                                         (6,622)                                 (6,622)
Incentive plan
 transactions                                              (480)                                                               (480)
Exercise of stock
 options                                                  2,304                                  18,808                      21,112
Employee stock
 ownership trust
 transactions                                               127         799                                                     926
Repurchase of
 Common Stock                                                                                  (236,959)                   (236,959)
                       ------    ---------  -------    --------    --------      ---------- -----------  ---------      ------------


Balance as of
 April 4, 1999         ---        149,503   30,447      31,946     (24,749)       2,381,142  (1,485,573)  (59,371)        1,023,345

Comprehensive income:
  Net income                                                                        50,055                                   50,055
  Other comprehensive
   income:
    Foreign currency
     translation
     adjustments                                                                                             4,289            4,289
                                                                                                                           --------
Comprehensive income                                                                                                         54,344
                                                                                                                           --------
Dividends:
  Common Stock, $.24
   per share                                                                       (26,233)                                 (26,233)
  Class B Common
   Stock, $.2175
   per share                                                                        (6,622)                                  (6,622)
Conversion of
 Class B Common
 Stock into
 Common Stock                           3       (3)                                                                             ---
Exercise of stock
 options                                                  (495)                                   4,086                       3,591
Employee stock
 ownership trust
 transactions                                              121         798                                                      919
Supplemental
 retirement
 contribution                                              172                                                                  172
Repurchase of
 Common Stock                                                                                   (14,995)                    (14,995)
                    -------     ---------  -------    --------     ---------     ---------- -----------  ---------      ------------
Balance as of
 July 4, 1999       $  ---      $ 149,506  $30,444    $ 31,744     $(23,951)     $2,398,342 $(1,496,482) $ (55,082)      $1,034,521
                    =======     =========  =======    ========     ========      ========== ===========  =========       ===========

The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation. Operating results for the three months and year-to-date ended July 4, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.       INTEREST EXPENSE

        Interest expense, net consisted of the following:

                                                       For the Six Months Ended
                                                       ------------------------
                                                  July 4, 1999      July 5, 1998
                                                  ------------      ------------
                                                      (in thousands of dollars)
                  Interest expense                  $   38,194       $   46,332
                  Interest income                       (1,525)          (1,738)
                  Capitalized interest                  (1,214)          (1,144)
                                                    ----------       ----------
                        Interest expense, net       $   35,455       $   43,450
                                                    ==========       ==========

3.       NET INCOME PER SHARE

         A total of 40,443,176 shares were held as Treasury Stock as of July 4, 1999.

         In accordance with Financial Accounting Standards No. 128 "Earnings Per Share", Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

                                               Income       Shares     Per-Share
For the Three Months Ended July 4, 1999     (Numerator)   (Denominator)   Amount
--------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $ 50,055    140,000,667     $.36
                                                                           ====

Effect of Dilutive Securities
-----------------------------
Stock options                                         -      1,279,354
Performance stock units                               -         20,725
Restricted stock units                                -         36,870
                                               --------    ------------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $ 50,055    141,337,616     $.35
                                               ========    ===========     ====


                                               Income      Shares      Per-Share
For the Three Months Ended July 5, 1998      (Numerator)  (Denominator)   Amount
--------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $ 47,965    143,509,698     $.33
                                                                           ====

Effect of Dilutive Securities
-----------------------------
Stock options                                         -      2,162,813
Performance stock units                               -         72,928
Restricted stock units                                -          6,747
                                               --------    -----------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $ 47,965    145,752,186     $.33
                                               ========    ===========     ====

                                              Income       Shares      Per-Share
For the Six Months Ended July 4, 1999        (Numerator)  (Denominator)  Amount
--------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $ 274,725   140,917,694    $1.95
                                                                          =====

Effect of Dilutive Securities
-----------------------------
Stock options                                          -     1,363,184
Performance stock units                                -        20,843
Restricted stock units                                 -        37,116
                                               ---------   -----------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $ 274,725   142,338,837    $1.93
                                               =========   ===========    =====


                                               Income        Shares    Per-Share
For the Six Months Ended July 5, 1998        (Numerator)  (Denominator)  Amount
--------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $ 123,398   143,441,165     $.86
                                                                           ====

Effect of Dilutive Securities
-----------------------------
Stock options                                          -     2,092,179
Performance stock units                                -        72,366
Restricted stock units                                 -         6,694
                                               ---------   -----------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $ 123,398   145,612,404     $.85
                                               =========   ===========     ====

4.       INVENTORIES

         The majority of  inventories  are valued  under the last-in,  first-out
         (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                               July 4, 1999   December 31, 1998
                                               ------------   -----------------
                                                   (in thousands of dollars)

                  Raw materials               $   266,160         $   170,777
                  Goods in process                 73,536              83,522
                  Finished goods                  407,679             322,125
                                              -----------         -----------
                        Inventories at FIFO       747,375             576,424
                  Adjustment to LIFO              (90,604)            (83,175)
                                              -----------         -----------
                        Total inventories     $   656,771         $   493,249
                                              ===========         ===========

5.       LONG-TERM DEBT

         In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of July 4, 1999, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

6.       FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 4, 1999 and December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $880.8 million as of July 4, 1999, compared to a fair value of $903.8 million, based on quoted market prices for the same or similar debt issues.

         As of July 4, 1999, the Corporation had foreign exchange forward contracts maturing in 1999 and 2000 to purchase $20.9 million in foreign currency, primarily British sterling, and to sell $11.7 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

         The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of July 4, 1999, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

         In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of July 4, 1999, the Corporation had agreements outstanding with an aggregate notional amount of $75.0 million maturing in 1999. As of July 4, 1999, interest rates payable were at a weighted average fixed rate of 6.3%, and the interest rates receivable were floating based on the 30-day commercial paper composite rate which was approximately 5.0% as of July 4, 1999. Any interest rate differential on interest rate swaps is recognized as an adjustment to interest expense over the term of each agreement. As of July 4, 1999, the fair value of interest rate swap agreements approximated the contract value. The Corporation's risk related to swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

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

         The effective date for SFAS No. 133 has been deferred to fiscal years beginning after June 15, 2000, but may be implemented as of the beginning of any fiscal quarter after issuance.

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

         The Corporation anticipates the adoption of SFAS No. 133 as of January 1, 2001. As of July 4, 1999, net deferred losses on derivatives of approximately $33.3 million after tax would have been reported as a component of other comprehensive loss and classified as accumulated other comprehensive loss on the consolidated balance sheets upon adoption of SFAS No. 133.

8.       SHARE REPURCHASES

         A total of 1,963,089 shares of Common Stock was purchased during the first quarter of 1999 under the share repurchase program begun in 1996, completing the $200 million program. In February 1999, the Corporation's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to $230 million of the Corporation's Common Stock. Under this new program, the Corporation purchased 1,579,779 shares of its Common Stock from Hershey Trust Company, as trustee for the benefit of Milton Hershey School and an additional 694,811 shares through open market transactions during the first half of 1999. As of July 4, 1999, a total of 40,443,176 shares were held as Treasury Stock and $90.5 million remained available for repurchases of Common Stock under the repurchase program approved in February.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Second Quarter 1999 vs. Second Quarter 1998
-------------------------------------------------------------------

Consolidated net sales for the second quarter fell from $880.4 million in 1998 to $853.2 million in 1999, a decrease of 3% from the prior year. The sales decline resulting from the divestiture of the Corporation's pasta business was partially offset by incremental sales from the introduction of new confectionery products, an increase in sales of core confectionery and grocery products and higher export sales in various international markets. The increase in core confectionery and grocery sales was partly attributable to a controlled advance purchase program in June intended to reduce disruptions during the final phase of the implementation of an enterprise-wide information system in early July.

The consolidated gross margin decreased from 40.6% in 1998 to 39.9% in 1999. The decrease reflected lower profitability resulting from the mix of confectionery items sold in the second quarter of 1999 compared with sales in the second quarter of 1998 and higher freight and distribution costs. These cost increases were offset partially by reduced costs for packaging and raw materials.

Selling, marketing and administrative expenses decreased by 7%, primarily reflecting lower expenses related to the divestiture of the pasta business, partially offset by increased marketing expenditures for core confectionery brands, international exports and the introduction of new products.

Net interest expense in the second quarter of 1999 was $3.7 million below the comparable period of 1998, primarily as a result of lower short-term interest expense as a portion of the proceeds from the sale of the pasta business was used to reduce short-term borrowings.

The second quarter effective income tax rate was 39.0% in 1999 and 1998.

Results of Operations - First Six Months 1999 vs. First Six Months 1998
-----------------------------------------------------------------------

Consolidated net sales for the first six months of 1999 decreased by $180.1 million or 9%, primarily as a result of the divestiture of the Corporation's pasta business and a decrease in sales of core confectionery products in the first quarter. These sales declines were partially offset by incremental sales from the introduction of new confectionery products, increased sales resulting from the controlled advance purchase program in June and increased export sales in international markets.

The consolidated gross margin decreased from 40.6% in 1998 to 40.2% in 1999. The decrease reflected lower profitability resulting from the mix of confectionery items sold in 1999 compared with sales during the comparable period of 1998, primarily related to lower sales of the more profitable standard bars. Higher freight and distribution costs also contributed to the lower gross margin in the first half of 1999. These cost increases were offset partially by decreased costs for packaging materials and raw materials, a one-time benefit from revisions to the Corporation's retiree medical plan and improved manufacturing efficiencies.

Selling, marketing and administrative expenses decreased by 9%, reflecting lower expenses resulting from the divestiture of the pasta business and reduced marketing expenses for existing products. These decreases were offset partially by increased spending associated with international exports and the introduction of new products.

Net interest expense was $8.0 million below the comparable period of 1998, primarily as a result of lower short-term interest expense as a portion of the proceeds from the sale of the pasta business was used to reduce short-term borrowings.

Excluding the provision for income taxes associated with the gain on the sale of the pasta business, the effective income tax rate was 39.0% in 1999 and 1998.

In January  1999,  the  Corporation  recorded a gain of $243.8  million,  $165.0 million or $1.16 per share - diluted after tax, on the sale of its pasta business. Excluding the after-tax gain on the sale, net income for the first six months of 1999 of $109.7 million was 11% below the comparable period of the prior year and net income per share - diluted excluding the after-tax gain was $.77 per share or $.08 per share below 1998.

Liquidity and Capital Resources
-------------------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first six months of 1999, the Corporation's cash and cash equivalents decreased by $7.3 million. Cash and cash equivalents on hand at the beginning of the period and proceeds from the divestiture of the pasta business were sufficient to repay $74.1 million of short-term debt, repurchase $252.0 million of the Corporation's Common Stock, finance capital expenditures and capitalized software additions of $73.1 million and pay cash dividends of $66.1 million.

The ratio of current assets to current liabilities was 1.7:1 as of July 4, 1999, and 1.4:1 as of December 31, 1998. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 53% as of July 4, 1999, and 54% as of December 31, 1998.

As of July 4, 1999, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $576.8 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $23.0 million as of July 4, 1999 and December 31, 1998.

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

As of July 4, 1999, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 million to $170 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions. Such expenditures will be financed with cash provided from operations and short-term borrowings.

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

In late 1996, the Corporation approved a project to implement an enterprise-wide integrated information system to improve process efficiencies in all of the major functional areas of the Corporation, enabling the Corporation to provide better service to its customers. This system will replace most of the transaction systems and applications supporting operations of the Corporation. In addition to improving efficiency and customer service, another benefit of this system is that it is year 2000 compliant and will address year 2000 issues for approximately 80% of the Corporation's business applications software. As of July 4, 1999, approximately $75.0 million of capitalized software and hardware and $8.5 million of expenses have been incurred for this project. As of July 4, 1999, spending for implementation of this system was approximately 75% complete, with full implementation expected during the third quarter of 1999. Total commitments for this system and subsequently identified enhancements are expected to be approximately $112 million which will be financed with cash provided from operations and short-term borrowings.

The Corporation's mainframe, network and desktop hardware and software have recently been upgraded and are substantially year 2000 compliant. The Corporation is in the process of remediating year 2000 compliance issues associated with legacy information systems not being replaced by the integrated information system project, including process automation and factory management systems. During late 1998, the Corporation undertook an extensive review of its year 2000 remediation program. As a result of this review, the Corporation has undertaken additional testing to confirm its year 2000 compliance, but is otherwise maintaining its current program of remediation. As of July 4, 1999, remediation of both IT and non-IT systems was approximately 90% complete, reflecting the latest estimate of testing and work requirements to be performed. The total cost of remediation of IT and non-IT systems not being replaced by the integrated information system project is expected to be in the range of $6.0 million to $8.0 million.

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

Year 2000 remediation, conversion, validation and implementation is continuing and, at the present time, it is expected that remediation to both the Corporation's IT and non-IT systems and those of major business partners will be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition. However, contingency plans are being developed, including possible increases in raw material and finished goods inventory levels, and the identification of alternate vendors and suppliers. The Corporation is participating in industry-wide efforts to develop contingency plans which, to the extent feasible, may be relied upon to resolve any potential failures resulting from year 2000 issues. Operational and incident specific contingency plans are being developed within the context of an overall business continuity contingency plan for all major functional areas of the Corporation.


Subsequent Events
-----------------

In early July, the Corporation implemented the final phase of an enterprise-wide integrated information system. This implementation includes substantial revisions to the order taking and distribution administrative processes which, if problems occur, could adversely impact sales and earnings for future periods. While the Corporation is experiencing some start-up difficulties, it is not yet possible to determine what impact, if any, they will have on financial results.

Also in July, the Corporation entered into an operating lease agreement for an amount not to exceed $65 million for the purpose of financing construction costs of a warehouse and distribution facility located on land owned by the Corporation near Hershey, Pennsylvania. Under the agreement, the lessor pays for the construction costs and thereafter leases the facility to the Corporation. The lease term is six years. The lease provides for a substantial residual guarantee and includes an option to purchase the facility at original cost. The first phase of the distribution center is scheduled to open in the second quarter of 2000.

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


Item 3.       Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of July 4, 1999. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $7.6 million as of December 31, 1998, to $11.7 million as of July 4, 1999. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

                          PART II - OTHER INFORMATION

Items 2 through 4 have been omitted as not applicable.


Item 1.  Legal Proceedings

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

In June 1999, the Pennsylvania Supreme Court determined that the manufacturing exemption for Capital Stock - Franchise Tax purposes is facially discriminatory under the Commerce Clause of the United States Constitution, and remanded for a determination whether the tax on foreign corporations is a valid compensatory tax. The court further suggested that the result might be that the entire exemption would be ruled unconstitutional. If such a ruling is eventually sustained, the Corporation may be subject to additional Pennsylvania state income tax liability.

The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.


Item 5.  Other Information

In early July, the Corporation implemented the final phase of an enterprise-wide integrated information system. This implementation includes substantial revisions to the order taking and distribution administrative processes which, if problems occur, could adversely impact sales and earnings for future periods. While the Corporation is experiencing some start-up difficulties, it is not yet possible to determine what impact, if any, they will have on financial results.

Also in July, the Corporation entered into an operating lease agreement for an amount not to exceed $65 million for the purpose of financing construction costs of a warehouse and distribution facility located on land owned by the Corporation near Hershey, Pennsylvania. Under the agreement, the lessor pays for the construction costs and thereafter leases the facility to the Corporation. The lease term is six years. The lease provides for a substantial residual guarantee and includes an option to purchase the facility at original cost. The first phase of the distribution center is scheduled to open in the second quarter of 2000.

Item 6.  Exhibits and Reports on Form 8-K

a)       Exhibits

         The following items are attached and incorporated herein by reference:

         Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended July 4, 1999 and July 5, 1998.

         Exhibit 27 - Financial Data Schedule for the period ended July 4, 1999 (required for electronic filing only).

b)       Reports on Form 8-K

         A report on Form 8-K was filed April 23, 1999 announcing that the Corporation's earnings for the first quarter of 1999 may be below market expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            HERSHEY FOODS CORPORATION
                                  (Registrant)




Date   August 17, 1999                           /s/  William F. Christ
       ---------------                         ---------------------------------
                                                   William F. Christ
                                                   Senior Vice President,
                                                   Chief Financial Officer
                                                    and Treasurer





Date   August 17, 1999                           /s/  David W. Tacka
       ---------------                         --------------------------------
                                                  David W. Tacka
                                                  Corporate Controller and
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX





Exhibit 12    -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27    -  Financial Data Schedule for the period ended July 4, 1999
                 (required for electronic filing only)