Form 10-Q
period 1999-10-03
HERSHEY FOODS CORP
filed 1999-11-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     OCTOBER 3, 1999
                               -------------------------------------------------

                                              OR

(  )    TRANSITION  REPORT  PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ------------------------

Commission file number                           1-183
                       --------------------------------------------------------

                         HERSHEY FOODS CORPORATION
-------------------------------------------------------------------------------
                      (Exact name of registrant as specified in its charter)

              Delaware                                        23-0691590
   -------------------------------                     ------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification Number)

             100 CRYSTAL A DRIVE
            HERSHEY, PENNSYLVANIA                                 17033
--------------------------------------------------------------------------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          (717) 534-6799
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

Common Stock, $1 par value - 107,927,348 shares, as of November 1, 1999. Class B Common Stock, $1 par value - 30,443,908 shares, as of November 1, 1999.

Exhibit Index - Page 21

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE THREE MONTHS ENDED
                                                   --------------------------
                                                   OCTOBER 3,     OCTOBER 4,
                                                      1999            1998
                                                  -----------     -----------

NET SALES                                         $ 1,066,695     $ 1,217,237
                                                  -----------     -----------

COSTS AND EXPENSES:

    Cost of sales                                     634,042         706,605
    Selling, marketing and administrative             268,575         311,658
                                                  -----------     -----------

      Total costs and expenses                        902,617       1,018,263
                                                  -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES               164,078         198,974

    Interest expense, net                              20,507          22,691
                                                  -----------     -----------

INCOME BEFORE INCOME TAXES                            143,571         176,283

    Provision for income taxes                         55,993          68,750
                                                  -----------     -----------

NET INCOME                                        $    87,578     $   107,533
                                                  ===========     ===========


NET INCOME PER SHARE - BASIC                      $       .63     $       .75
                                                  ===========     ===========

NET INCOME PER SHARE - DILUTED                    $       .62     $       .74
                                                  ===========     ===========


AVERAGE SHARES OUTSTANDING - BASIC                    139,504         143,438
                                                  ===========     ===========

AVERAGE SHARES OUTSTANDING - DILUTED                  140,834         145,434
                                                  ===========     ===========


CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                  $     .2600     $     .2400
                                                  ===========     ===========

    Class B Common Stock                          $     .2350     $     .2175
                                                  ===========     ===========

The accompanying notes are an integral part of these statements.

                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                  FOR THE NINE MONTHS ENDED
                                                  -------------------------
                                                 OCTOBER 3,     OCTOBER 4,
                                                    1999            1998
                                                -----------     -----------

NET SALES                                       $ 2,865,086     $ 3,195,712
                                                -----------     -----------

COSTS AND EXPENSES:

    Cost of sales                                 1,709,002       1,881,660
    Selling, marketing and administrative           776,700         869,337
    Gain on sale of business                       (243,785)         ---
                                                -----------     -----------

      Total costs and expenses                    2,241,917       2,750,997
                                                -----------     -----------

INCOME BEFORE INTEREST AND INCOME TAXES             623,169         444,715

    Interest expense, net                            55,962          66,141
                                                -----------     -----------

INCOME BEFORE INCOME TAXES                          567,207         378,574

    Provision for income taxes                      204,904         147,643
                                                -----------     -----------

NET INCOME                                      $  362,303     $   230,931
                                                ===========     ===========


NET INCOME PER SHARE - BASIC                    $      2.58     $      1.61
                                                ===========     ===========

NET INCOME PER SHARE - DILUTED                  $      2.55     $      1.59
                                                ===========     ===========



AVERAGE SHARES OUTSTANDING - BASIC                  140,451         143,440
                                                ===========     ===========

AVERAGE SHARES OUTSTANDING - DILUTED                141,841         145,564
                                                ===========     ===========



CASH DIVIDENDS PAID PER SHARE:

    Common Stock                                $     .7400     $     .6800
                                                ===========     ===========

    Class B Common Stock                        $     .6700     $     .6175
                                                ===========     ===========



The accompanying notes are an integral part of these statements.


                                  HERSHEY FOODS CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                            OCTOBER 3, 1999 AND DECEMBER 31, 1998
                                  (IN THOUSANDS OF DOLLARS)

ASSETS                                                              1999              1998
                                                                -----------       -----------

   CURRENT ASSETS:
        Cash and cash equivalents                               $    42,896       $    39,024
        Accounts receivable - trade                                 508,399           451,324
        Inventories                                                 613,846           493,249
        Deferred income taxes                                        84,224            58,505
        Prepaid expenses and other                                  105,099            91,864
                                                                -----------       -----------
            Total current assets                                  1,354,464         1,133,966
                                                                -----------       -----------
   PROPERTY, PLANT AND EQUIPMENT, AT COST                         2,567,411         2,702,787
   Less - accumulated depreciation and amortization              (1,037,095)       (1,054,729)
                                                                -----------       -----------
            Net property, plant and equipment                     1,530,316         1,648,058
                                                                -----------       -----------
   INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS                 453,508           530,464
   OTHER ASSETS                                                      89,443            91,610
                                                                -----------       -----------
            Total assets                                        $ 3,427,731       $ 3,404,098
                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES:
        Accounts payable                                        $   131,569       $   156,937
        Accrued liabilities                                         309,937           294,415
        Accrued income taxes                                         69,241            17,475
        Short-term debt                                             345,821           345,908
        Current portion of long-term debt                             2,485                89
                                                                -----------       -----------
            Total current liabilities                               859,053           814,824
   LONG-TERM DEBT                                                   878,347           879,103
   OTHER LONG-TERM LIABILITIES                                      333,390           346,769
   DEFERRED INCOME TAXES                                            325,544           321,101
                                                                -----------       -----------
            Total liabilities                                     2,396,334         2,361,797
                                                                -----------       -----------
   STOCKHOLDERS' EQUITY:
        Preferred Stock, shares issued:
        none in 1999 and 1998                                       ---               ---
        Common Stock, shares issued:
        149,506,964 in 1999 and 149,502,964 in 1998                 149,506           149,503
        Class B Common Stock, shares issued:
        30,443,908 in 1999 and 30,447,908 in 1998                    30,444            30,447
        Additional paid-in capital                                   31,085            29,995
        Unearned ESOP compensation                                  (23,152)          (25,548)
        Retained earnings                                         2,450,490         2,189,693
        Treasury-Common Stock shares at cost:
           41,436,416 in 1999 and 36,804,157 in 1998             (1,550,550)       (1,267,422)
        Accumulated other comprehensive loss                        (56,426)          (64,367)
                                                                -----------       -----------
            Total stockholders' equity                            1,031,397         1,042,301
                                                                -----------       -----------
            Total liabilities and stockholders' equity          $ 3,427,731       $ 3,404,098
                                                                ===========       ===========

The accompanying notes are an integral part of these balance sheets.


                            HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                    FOR THE NINE MONTHS ENDED
                                                                   OCTOBER 3,      OCTOBER 4,
                                                                      1999            1998
                                                                  -----------     -----------

CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES
   Net Income                                                     $ 362,303         $230,931
   Adjustments to Reconcile Net Income to Net Cash
   Provided from Operations:
        Depreciation and amortization                               121,613           116,544
        Deferred income taxes                                         9,259             3,620
        Gain on sale of business, net of tax of $78,769            (165,016)           ---
        Changes in assets and liabilities, net of
        effects from business acquisitions and divestitures:
            Accounts receivable - trade                             (77,584)          (73,164)
            Inventories                                            (145,853)          (67,419)
            Accounts payable                                        (13,816)          (12,637)
            Other assets and liabilities                            (34,196)          (30,163)
        Other, net                                                   ---                   48
                                                                  ---------         ---------
Net Cash Flows Provided from Operating Activities                    56,710           167,760
                                                                  ---------         ---------

CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES
   Capital additions                                                (91,175)         (117,511)
   Capitalized software additions                                   (22,202)          (29,709)
   Proceeds from divestiture                                        450,000            ---
   Other, net                                                         3,337             5,858
                                                                  ---------         ---------
Net Cash Flows Provided from (Used by) Investing Activities         339,960          (141,362)
                                                                  ---------         ---------

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES
   Net increase (decrease) in short-term debt                           (87)           96,392
   Long-term borrowings                                               1,806            ---
   Repayment of long-term debt                                         (284)          (25,139)
   Cash dividends paid                                             (101,506)          (95,385)
   Exercise of stock options                                         17,540            15,992
   Incentive plan transactions                                       ---              (22,458)
   Repurchase of Common Stock                                      (310,267)           (9,874)
                                                                  ---------         ----------
Net Cash Flows (Used by) Financing Activities                      (392,798)          (40,472)
                                                                  ---------         ---------

Increase (Decrease) in Cash and Cash Equivalents                      3,872           (14,074)
Cash and Cash Equivalents, beginning of period                       39,024            54,237
                                                                  ---------         ---------
Cash and Cash Equivalents, end of period                          $  42,896         $  40,163
                                                                  =========         =========

              --------------------------------------------------------------------

Interest Paid                                                     $  71,520         $  80,700
                                                                  =========         =========
Income Taxes Paid                                                 $ 133,485         $  57,743
                                                                  =========         =========

The accompanying notes are an integral part of these statements.

                                              HERSHEY FOODS CORPORATION
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       ACCUMULATED
                                               CLASS B   ADDITIONAL   UNEARNED              TREASURY     OTHER             TOTAL
                       PREFERRED   COMMON      COMMON      PAID-IN      ESOP     RETAINED   COMMON     COMPREHENSIVE   STOCKHOLDERS'
                         STOCK      STOCK       STOCK      CAPITAL  COMPENSATION EARNINGS   STOCK      INCOME (LOSS)      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS  OF DOLLARS

BALANCE AS OF
 DECEMBER 31, 1998      $---      $149,503    $30,447     $29,995    $(25,548)  $2,189,693 $(1,267,422)  $(64,367)     $1,042,301
                                                                                                                       ----------

Comprehensive income:
  Net income                                                                       224,670                                224,670
  Other comprehensive
     income:
    Foreign currency
      translation
      adjustments                                                                                           4,996           4,996
                                                                                                                       ----------
Comprehensive income                                                                                                      229,666
                                                                                                                       ----------
Dividends:
  Common Stock, $.24
     per share                                                                     (26,599)                               (26,599)
  Class B Common
   Stock, $.2175
     per share                                                                      (6,622)                                (6,622)
Incentive plan
     transactions                                            (480)                                                           (480)
Exercise of stock
    options                                                 2,304                               18,808                     21,112
Employee stock
    ownership trust
    transactions                                              127       799                                                   926
Repurchase of
   Common Stock                                                                               (236,959)                  (236,959)
                         ----      -------     ------      ------    -------    ---------   -----------   -------      ----------

BALANCE AS OF
  APRIL 4, 1999           ---      149,503     30,447      31,946    (24,749)    2,381,142  (1,485,573)   (59,371)      1,023,345

Comprehensive income:
  Net income                                                                        50,055                                 50,055
  Other comprehensive
     income:
    Foreign currency
      translation
      adjustments                                                                                           4,289           4,289
                                                                                                                        ---------
Comprehensive income                                                                                                       54,344
                                                                                                                        ---------
Dividends:
  Common Stock, $.24
      per share                                                                    (26,233)                               (26,233)
  Class B Common
     Stock, $.2175
     per share                                                                      (6,622)                                (6,622)
Conversion of
   Class B Common
    Stock into
  Common Stock                           3         (3)                                                                      ---
Exercise of stock
    options                                                  (495)                               4,086                      3,591
Employee stock
    ownership trust
    transactions                                              121       798                                                   919
Supplemental
      retirement
      contribution                                            172                                                             172
Repurchase of
     Common Stock                                                                              (14,995)                   (14,995)
                         ----      -------     ------      ------    ------     ---------   ----------    -------      ----------
BALANCE AS OF
  JULY 4, 1999           ---      149,506     30,444      31,744    (23,951)     2,398,342  (1,496,482)   (55,082)      1,034,521

Comprehensive income:
  Net income                                                                      87,578                                   87,578
  Other comprehensive
    income:
    Foreign currency
      translation
      adjustments                                                                                          (1,344)         (1,344)
                                                                                                                       ----------
Comprehensive income                                                                                                       86,234
                                                                                                                       ----------
Dividends:
  Common Stock, $.26
      per share                                                                  (28,276)                                 (28,276)
  Class B Common
      Stock, $.2350
       per share                                                                  (7,154)                                  (7,154)
Exercise of stock
       options                                               (775)                             4,245                        3,470
Employee stock
     ownership trust
        transactions                                          116       799                                                   915
Repurchase of
       Common Stock                                                                           (58,313)                    (58,313)
                         ----      -------     ------      ------    ------     ---------   -----------  --------      ----------
BALANCE AS OF
 OCTOBER 3, 1999         $---      $149,506    $30,444     $31,085   $(23,152)  $2,450,490 $(1,550,550)  $(56,426)     $1,031,397
                         ====      ========    =======     =======   =========  ========== ============  ========      ==========

The accompanying notes are an integral part of this statement.

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 1999 presentation. Operating results for the three months and year-to-date ended October 3, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1998 Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.   INTEREST EXPENSE

     Interest expense, net consisted of the following:

                                         FOR THE NINE MONTHS ENDED
                                         -------------------------
                                     OCTOBER 3, 1999    OCTOBER 4, 1998
                                     ---------------    ---------------
                                             (IN THOUSANDS OF DOLLARS)

       Interest expense                 $ 59,248       $ 70,238
       Interest income                    (2,072)        (2,302)
       Capitalized interest               (1,214)        (1,795)
                                        --------       --------
           Interest expense, net        $ 55,962       $ 66,141
                                        ========       ========

3.   NET INCOME PER SHARE

    A total of 41,436,416 shares were held as Treasury Stock as of October 3, 1999.

    In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share", Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

                                                  INCOME            SHARES         PER-SHARE
FOR THE THREE MONTHS ENDED OCTOBER 3, 1999      (NUMERATOR)      (DENOMINATOR)      AMOUNT
--------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $   87,578         139,503,793         $.63
                                                                                      ====

Effect of Dilutive Securities
-----------------------------
Stock options                                           -           1,274,054
Performance stock units                                 -              16,543
Restricted stock units                                  -              39,309
                                               ----------       -------------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $   87,578         140,833,699         $.62
                                               ==========       =============         ====


                                                  INCOME            SHARES         PER-SHARE
FOR THE THREE MONTHS ENDED OCTOBER 4, 1998      (NUMERATOR)      (DENOMINATOR)      AMOUNT
---------------------------------------------------------------------------------------------
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
                                               ==========       =============         ====



                                                  INCOME            SHARES         PER-SHARE
FOR THE NINE MONTHS ENDED OCTOBER 3, 1999       (NUMERATOR)      (DENOMINATOR)      AMOUNT
--------------------------------------------------------------------------------------------
In thousands of dollars except shares and per share amounts

Net Income per Share - Basic
----------------------------
Net income                                     $  362,303         140,451,439        $2.58
                                                                                     =====

Effect of Dilutive Securities
-----------------------------
Stock options                                           -           1,333,475
Performance stock units                                 -              16,578
Restricted stock units                                  -              39,394
                                               ----------       -------------

Net Income per Share - Diluted
------------------------------
Net income and assumed conversions             $  362,303         141,840,886        $2.55
                                               ==========       =============        =====


                                                  INCOME            SHARES         PER-SHARE
FOR THE NINE MONTHS ENDED OCTOBER 4, 1998       (NUMERATOR)      (DENOMINATOR)      AMOUNT
--------------------------------------------------------------------------------------------
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
                                               ==========       =============        =====

4.      INVENTORIES

        The majority of  inventories  are valued  under the  last-in,  first-out
        (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                             OCTOBER 3, 1999   DECEMBER 31, 1998
                                             ---------------   -----------------
                                                     (IN THOUSANDS OF DOLLARS)

               Raw materials                  $ 219,792          $ 170,777
               Goods in process                  57,782             83,522
               Finished goods                   426,876            322,125
                                              ---------          ---------
                   Inventories at FIFO          704,450            576,424
               Adjustment to LIFO               (90,604)           (83,175)
                                              ---------          ---------
                   Total inventories          $ 613,846          $ 493,249
                                              =========          =========

5.      LONG-TERM DEBT

        In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of October 3, 1999, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

6.      FINANCIAL INSTRUMENTS

        The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 3, 1999 and December 31, 1998, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $880.8 million as of October 3, 1999, compared to a fair value of $877.6 million, based on quoted market prices for the same or similar debt issues.

        As of October 3, 1999, the Corporation had foreign exchange forward contracts maturing in 1999 and 2000 to purchase $20.9 million in foreign currency, primarily British sterling, and to sell $34.7 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

        The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of October 3, 1999, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

        In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements to effectively convert a portion of its floating rate debt to fixed rate debt. As of October 3, 1999, the Corporation had no such agreements outstanding.

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

        The Corporation anticipates the adoption of SFAS No. 133 as of January 1, 2001. As of October 3, 1999, net deferred losses on derivatives of approximately $32.0 million after tax would have been reported as a component of other comprehensive loss and classified as accumulated other comprehensive loss on the consolidated balance sheets upon adoption of SFAS No. 133.

8.      SHARE REPURCHASES

        A total of 1,963,089 shares of Common Stock was purchased during the first quarter of 1999 under the share repurchase program begun in 1996, completing the $200 million program. In February 1999, the Corporation's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to $230 million of the Corporation's Common Stock. Under this program, the Corporation purchased 1,579,779 shares of its Common Stock from Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, and an additional 1,776,711 shares through open market transactions during the first nine months of 1999. As of October 3, 1999, a total of 41,436,416 shares were held as Treasury Stock and $32.2 million remained available for repurchases of Common Stock under the repurchase program approved in February 1999. In October 1999, the Corporation's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to $200 million of the Corporation's Common Stock, to be initiated upon completion of the February 1999 repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - THIRD QUARTER 1999 VS. THIRD QUARTER 1998
-----------------------------------------------------------------

Consolidated net sales for the third quarter fell from $1,217.2 million in 1998 to $1,066.7 million in 1999, a decrease of 12% from the prior year. The sales decline reflected reduced shipments in the United States of confectionery and grocery products resulting from problems in order fulfillment (customer service, warehousing, and shipping) encountered since the July start-up of a new integrated information system and new business processes, in addition to lower sales resulting from the divestiture of the Corporation's pasta business in January 1999. The sales decrease was partially offset by incremental sales from the introduction of new confectionery products.

The consolidated gross margin decreased from 42.0% in 1998 to 40.6% in 1999. The decrease reflected reduced manufacturing efficiency and fixed cost absorption resulting primarily from sales volume declines, higher freight and distribution costs associated with difficulties arising from the new business systems and processes and with distribution center capacity constraints, and higher depreciation expense as a percentage of sales. These cost increases were offset partially by reduced costs for raw materials and packaging.

Selling, marketing and administrative expenses decreased by 14%, primarily reflecting lower expenses related to the divestiture of the pasta business and decreased marketing expenditures for core confectionery brands, partially offset by higher amortization expense for capitalized software and increased marketing for the introduction of new products and development of international markets.

Net interest expense in the third quarter of 1999 was $2.2 million below the comparable period of 1998, primarily as a result of lower short-term interest expense as a portion of the proceeds from the sale of the pasta business was used to reduce short-term borrowings.

The third quarter effective income tax rate was 39.0% in 1999 and 1998.

RESULTS OF OPERATIONS - FIRST NINE MONTHS 1999 VS. FIRST NINE MONTHS 1998
-------------------------------------------------------------------------

Consolidated net sales for the first nine months of 1999 decreased by $330.6 million or 10%, primarily as a result of the divestiture of the Corporation's pasta business and sales decreases in the United States of core confectionery and grocery products early in the year and particularly in the third quarter as a result of the problems encountered since the July start-up of the new business systems and processes. These sales declines were partially offset by incremental sales from the introduction of new confectionery products and increased export sales in international markets.

The consolidated gross margin decreased from 41.1% in 1998 to 40.4% in 1999. The decrease reflected lower profitability resulting from the mix of confectionery items sold in 1999 compared with sales during the comparable period of 1998, primarily related to lower sales of the more profitable standard bars. Higher freight and distribution costs, reflecting increased costs related to the implementation of new business systems and processes and distribution center capacity constraints, and higher depreciation expense as a percentage of sales also contributed to the lower gross margin in the first nine months of 1999. These cost increases were offset partially by decreased costs for packaging materials and raw materials and a one-time benefit from revisions to the Corporation's retiree medical program.

Selling, marketing and administrative expenses decreased by 11%, reflecting lower expenses resulting from the divestiture of the pasta business, reduced marketing expenses for core confectionery brands and lower administrative expenses. These decreases were offset partially by increased spending associated with the introduction of new products and international exports, in addition to higher amortization expense for capitalized software.

Net interest expense was $10.2 million below the comparable period of 1998, primarily as a result of lower short-term interest expense as a portion of the proceeds from the sale of the pasta business was used to reduce short-term borrowings.

Excluding the provision for income taxes associated with the gain on the sale of the pasta business, the effective income tax rate was 39.0% in 1999 and 1998.

In January  1999,  the  Corporation  recorded a gain of $243.8  million,  $165.0 million or $1.16 per share - diluted after tax, on the sale of its pasta business. Excluding the after-tax gain on the sale, net income for the first nine months of 1999 of $197.3 million was 15% below the comparable period of the prior year and net income per share - diluted excluding the after-tax gain was $1.39 per share or $.20 per share below 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first nine months of 1999, the Corporation's cash and cash equivalents increased by $3.9 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operating activities and proceeds from the divestiture of the pasta business were sufficient to repurchase $310.3 million of the Corporation's Common Stock, finance capital expenditures and capitalized software additions of $113.4 million and pay cash dividends of $101.5 million.

An increase in inventories of $120.6 million primarily reflected higher finished goods inventories resulting from reduced sales in the third quarter of 1999 associated with problems encountered with the start-up of new business systems and processes. An increase in accounts receivable of $57.1 million was due to the timing of sales in September and to difficulties with the new business systems and processes, which resulted in delays in receiving payment and/or increased deductions from invoiced amounts from certain customers (including penalties and fees which the Corporation is contesting).

The ratio of current assets to current liabilities was 1.6:1 as of October 3, 1999, and 1.4:1 as of December 31, 1998. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 54% as of October 3, 1999 and December 31, 1998.

As of October 3, 1999, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $576.8 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $24.5 million as of October 3, 1999 and $23.0 as of December 31, 1998.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of October 3, 1999, $250 million of debt securities remained available for issuance under the August 1997 Registration
Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

In January 1999, the Corporation implemented the first phase of an enterprise-wide integrated information system in the United States. The first phase of system implementation included new business systems and processes related to purchasing, accounts payable, fixed assets, the general ledger, production reporting, and tracking of plant inventories. The start-up of the second phase of system implementation began on July 5, 1999 and included systems and processes in the areas of sales order and billing, transportation planning and management, electronic data interchange communications with warehouses, finished goods inventories, accounts receivable and tracking of marketing promotions. As of October 3, 1999, approximately $95.9 million of capitalized software and hardware and $10.2 million of expenses have been incurred for the enterprise-wide information system and related projects. Total commitments for these systems are expected to be approximately $115 million to $120 million, including incremental costs to resolve the system and process issues discussed above and below. These expenditures will be financed with cash provided from operations and short-term borrowings.

In July, the Corporation entered into an operating lease agreement for an amount not to exceed $65 million for the purpose of financing construction costs of a warehouse and distribution facility located on land owned by the Corporation near Hershey, Pennsylvania. Under the agreement, the lessor pays for the construction costs and thereafter leases the facility to the Corporation. The lease term is six years. The lease provides for a substantial residual guarantee and includes an option to purchase the facility at original cost. The first phase of the distribution center is expected to open in the second quarter of 2000.

As of October 3, 1999, the Corporation's principal capital commitments included manufacturing capacity expansion and modernization. The Corporation anticipates that capital expenditures will be in the range of $150 million to $170 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions. Such expenditures will be financed with cash provided from operations and short-term borrowings.

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

Awareness and assessment of year 2000 issues regarding major business applications software and other significant IT systems began in 1990. A formal program to address year 2000 issues associated with IT systems was established in late 1995. In early 1998, a team was established with representatives from all major functional areas of the Corporation which assumed overall responsibility for ensuring that remediation of both the Corporation's IT and non-IT systems would be completed in time to prevent material adverse consequences to the Corporation's business, operations or financial condition. The team developed and implemented year 2000 testing and remediation programs which in some cases relied upon year 2000 certification from key equipment vendors. As of October 3, 1999, the Corporation's year 2000 testing and remediation programs were essentially complete. The total cost of testing and remediation of the Corporation's IT and non-IT systems not being replaced by the integrated information system project is expected to be in the range of $6.0 million to $8.0 million.

The Corporation has also assessed year 2000 remediation issues relating to its major business partners. All of the Corporation's major customers have been contacted regarding year 2000 issues related to electronic data interchange. The Corporation has also contacted all of its major suppliers of ingredients, packaging, facilities, logistics and financial services with regard to year 2000 issues. The information provided to-date by the Corporation's major business partners indicates that overall their year 2000 remediation efforts, if properly executed, should not result in material adverse consequences to the Corporation's business, operations or financial condition as a whole. However, contingency plans have been developed, including increases in raw material and finished goods inventory levels, and the identification of alternative vendors and suppliers. The Corporation has participated in industry-wide efforts to develop contingency plans which, to the extent feasible, may be relied upon to resolve any potential failures resulting from year 2000 issues. Operational and incident specific contingency plans are being finalized within the context of an overall business continuity contingency plan for all major functional areas of the Corporation.

SUBSEQUENT EVENT
----------------

In October 1999, the Corporation entered into an interest rate swap agreement to effectively convert $200 million of 6.7% Notes due 2005 (Notes) to variable rate debt. The interest rate swap agreement is cancelable at the sole discretion of the counterparty effective April 2, 2001. At the same time, the Corporation entered into forward interest rate agreements to fix the interest rate on the Notes at 5.8% through April 2, 2001. Subsequently, if the counterparty chooses not to cancel the agreement, the interest rate on the Notes would be variable based on the London InterBank Offered Rate (LIBOR) until expiration on October 1, 2005.


FORWARD-LOOKING INFORMATION
---------------------------

As indicated previously, the Corporation's sales and earnings declined in the third quarter of 1999 primarily as a result of problems with the start-up of new business systems and processes in the areas of customer service, warehousing and order fulfillment encountered during the Corporation's peak shipping season. These problems resulted in lost sales, longer turnaround times, significantly increased freight and warehousing costs, and higher levels of inventories and accounts receivable. While shipping volumes improved in September and October, strong demand, distribution center capacity limitations and the need to implement process changes continue to result in extended order lead times and customer service difficulties. The Corporation expects customer service levels to improve through the end of 1999, subsequent to the peak shipping period, as identified process changes are implemented, and to be further enhanced as the new distribution center becomes operational in 2000. The Corporation will continue to incur increased costs for freight and warehousing, for increased working capital requirements, for further enhancements to systems and processes until such improvements are fully implemented, and for the start-up of the Corporation's new distribution center.

The Corporation considers its customer relations to be good. However, customer service and order fulfillment problems during the important Back-to-School/Halloween shipping period caused distribution difficulties in the form of incomplete and/or delayed shipments and selective regional/customer out of stock conditions for the Corporation's products in certain markets. These circumstances have resulted in lost sales and related market share declines. The Corporation expects to resolve these issues, to return to historical levels of customer service, and to restore confidence in Hershey as a valued and reliable supplier. It is anticipated that these efforts will be effective in increasing sales and regaining market share.

The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes that the following factors, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward looking statements contained in this document may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential" among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; raw material pricing; the Corporation's ability to remedy the problems and avoid the increased costs encountered since implementing changes to the customer service, warehousing, and order fulfillment processes and systems in July 1999; the ability to restore customer service to historical levels; the effects service levels have on future customer demand; and the ability to complete construction and commence operation of the new distribution facility on schedule.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of October 3, 1999. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $7.6 million as of December 31, 1998, to $11.1 million as of October 3, 1999. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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


ITEM 5.    OTHER INFORMATION

In June 1999, the Pennsylvania Supreme Court determined that the manufacturing exemption for Pennsylvania Capital Stock - Franchise Tax purposes is facially discriminatory under the Commerce Clause of the United States Constitution, and remanded for a determination whether the tax on foreign corporations is a valid compensatory tax. The court further suggested that the result might be that the entire exemption would be ruled unconstitutional. If such a ruling is eventually sustained, the Corporation may be subject to additional Pennsylvania state franchise tax liability.

In October 1999, the Corporation entered into an interest rate swap agreement to effectively convert $200 million of 6.7% Notes due 2005 (Notes) to variable rate debt. The interest rate swap agreement is cancelable at the sole discretion of the counterparty effective April 2, 2001. At the same time, the Corporation entered into forward interest rate agreements to fix the interest rate on the Notes at 5.8% through April 2, 2001. Subsequently, if the counterparty chooses not to cancel the agreement, the interest rate on the Notes would be variable based on LIBOR until expiration on October 1, 2005.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)      Exhibits
        --------

        The following items are attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 3, 1999 and October 4, 1998.

        Exhibit 27 - Financial Data Schedule for the period ended October 3, 1999 (required for electronic filing only).

b)      Reports on Form 8-K
        -------------------

        A report on Form 8-K was filed September 13, 1999 announcing that the Corporation's earnings for the third quarter and fiscal year 1999 may be below market expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 HERSHEY FOODS CORPORATION
                                                 -------------------------
                                                    (Registrant)




Date   November 12, 1999                       /s/  William F. Christ
       -----------------                   -------------------------------------
                                               William F. Christ
                                               Senior Vice President,
                                               Chief Financial Officer
                                               and Treasurer





Date   November 12, 1999                       /s/  David W. Tacka
       -----------------                   -------------------------------------
                                               David W. Tacka
                                               Corporate Controller and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX





Exhibit 12 -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27 -  Financial Data Schedule for the period ended October 3, 1999
              (required for electronic filing only)