Form 10-K
period 1999-12-31
HERSHEY FOODS CORP
filed 2000-03-13
CIK 47111

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (MARK ONE)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
        |X|          OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                            HERSHEY FOODS CORPORATION

    Commission                                                I.R.S. Employer
    File No.             (a Delaware Corporation             Identification No.
    --------              100 Crystal A Drive               ------------------
     1-183              Hershey, Pennsylvania 17033              23-0691590
                              (717) 534-6799


           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       Name of each exchange on
     Title of each class                                  which registered
     -------------------                             --------------------------
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

     Common Stock, one dollar par value -- $4,168,640,981 as of February 28, 2000.

     Class B Common Stock, one dollar par value -- $6,084,926 as of February 28, 2000. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on February 28, 2000.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock as of the latest practicable date.

     Common Stock, one dollar par value -- 107,798,756 shares, as of February 28, 2000.

     Class B Common Stock, one dollar par value -- 30,443,908 shares, as of February 28, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The Corporation's Annual Report to Stockholders for the year ended December 31, 1999 is included as Appendix A to the Corporation's Proxy Statement for the Corporation's 2000 Annual Meeting of Stockholders (the "Proxy Statement") and is incorporated by reference into Part II and filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.

                                     PART I

ITEM 1.    BUSINESS

     Hershey Foods Corporation and its subsidiaries (the "Corporation") are engaged in the manufacture, distribution and sale of consumer food products. The Corporation produces and distributes a broad line of chocolate and non-chocolate confectionery and grocery products.

     The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

     In January 1999, the Corporation completed the sale of its U.S. pasta business to New World Pasta, LLC. The transaction included the AMERICAN BEAUTY, IDEAL BY SAN GIORGIO, LIGHT `N FLUFFY, MRS. WEISS, P&R, RONZONI, SAN GIORGIO and SKINNER pasta brands along with six manufacturing plants. The Corporation retained a 6% minority interest in the business.

     The Corporation's principal product groups include: chocolate and non-chocolate confectionery products sold in the form of bar goods, bagged items and boxed items; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Corporation believes it is a leader in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and non-chocolate confectionery products are greater than those on grocery products.

     In North America, the Corporation manufactures chocolate and non-chocolate confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar products, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and non-chocolate confectionery products in the United States are: HERSHEY'S BITES candies, HERSHEY'S classic caramels, HERSHEY'S COOKIES 'N' CREME chocolate bars, HERSHEY'S HUGS chocolates, HERSHEY'S KISSES chocolates, HERSHEY'S KISSES WITH ALMONDS chocolates, HERSHEY'S milk chocolate bars, HERSHEY'S milk chocolate bars with almonds, HERSHEY'S MINIATURES chocolate bars, HERSHEY'S NUGGETS chocolates, AMAZIN' FRUIT gummy bears fruit candy, CARAMELLO candy bars, GOOD & PLENTY candy, HEATH toffee bar, JOLLY RANCHER candy, KIT KAT wafer bars, LUDEN'S throat drops, MILK DUDS chocolate covered caramels, MR. GOODBAR milk chocolate bars with peanuts, NIBS candy, PAYDAY peanut caramel bar, PETER PAUL ALMOND JOY candy bars, PETER PAUL MOUNDS candy bars, POT OF GOLD boxed chocolates, RAIN-BLO and SUPER BUBBLE gum, REESE'S NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, REESESTICKS wafer bars, ROLO caramels in milk chocolate, SIXLETS candies, SKOR toffee bars, SYMPHONY milk chocolate bars, SWEET ESCAPES candy bars, TASTETATIONS candy, TWIZZLERS candy, WHATCHAMACALLIT candy bars, WHOPPERS malted milk balls, YORK peppermint pattie candy, 5TH AVENUE candy bars and ZERO candy bars. Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY'S brand name.

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

     The Corporation's products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 1999, sales to Wal-Mart Stores, Inc. and Subsidiaries amounted to approximately 15% of the Corporation's total net sales.

     In Japan, the Philippines, Korea and China, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also markets chocolate and non-chocolate confectionery products in over 90 countries worldwide.

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

     Problems with the start-up of new business systems and processes in the areas of customer service, warehousing and order fulfillment were encountered during the Corporation's peak shipping season in the third quarter of 1999. These problems resulted in lost sales, longer turnaround times, significantly increased freight and warehousing costs, and higher levels of inventories in 1999. Additionally, as a result of these problems, accounts receivable as of December 31, 1999, included increased deductions from customer invoices and higher past due amounts as compared to the prior year. Improvements to the systems and processes led to a significantly improved order fulfillment process, with reduced order cycle time and much improved fill rates on orders in the first quarter of 2000. While customer service has not yet fully returned to historical levels, the Corporation expects that it will continue to be enhanced with further improvement of the systems and processes and, as the first phase of a new 1.2 million square-foot distribution center becomes operational in the spring of 2000, with full utilization expected during the fall 2000 shipping season.

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

     The most significant raw material used in the production of the Corporation's chocolate products is cocoa beans. This commodity is imported principally from West African, South American and Far Eastern equatorial regions. West Africa accounts for approximately 70% of the world's crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Corporation buys a mix of cocoa beans to meet its manufacturing requirements.

     The table below sets forth annual average cocoa prices as well as the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Board of Trade. Because of the Corporation's forward purchasing practices discussed below, and premium prices paid for certain varieties of cocoa beans, these average futures contract prices are not necessarily indicative of the Corporation's average cost of cocoa beans or cocoa products.



                          COCOA FUTURES CONTRACT PRICES
                                (CENTS PER POUND)

                                      1995       1996       1997       1998       1999
                                      ----       ----       ----       ----       ----
     Annual Average........           61.2       62.1       70.0       72.7       48.8
     High..................           64.1       64.4       77.2       78.3       62.7
     Low...................           58.3       57.4       59.1       65.5       39.6

Source:   International Cocoa Organization Quarterly Bulletin of Cocoa
          Statistics

     The Federal Agricultural and Improvement Reform Act of 1996, which is a seven-year farm bill, impacts the prices of sugar, peanuts and milk because it sets price support levels for these commodities.

     The price of sugar, the Corporation's second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under the above referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained relatively stable in a range of $.27 to $.35 per pound for the past ten years.

     Peanut prices remained near normal levels throughout 1999, while almond prices declined to relatively low levels due to a record crop in California.

     Milk  prices  were  extremely  volatile  in  1999;  however,   strong  milk
production resulted in the average milk price dropping to a more normal level from the historic high prices of 1998.

     The Corporation attempts to minimize the effect of price fluctuations related to the purchase of its major raw materials primarily through the forward purchasing of such commodities to cover future manufacturing requirements generally for periods ranging from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Corporation's other major raw materials. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweeteners, natural gas and certain dairy product requirements principally to take advantage of market fluctuations which provide more favorable pricing opportunities and to increase diversity or flexibility in sourcing these raw materials. The Corporation's commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the Corporation's ability to benefit from possible price decreases.

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

     The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar, corn sweeteners, natural gas and certain dairy products, are directly linked to the overall planning and management of the Corporation's business, since the cost of raw materials accounts for a significant portion of the cost of finished goods. Procurement strategies with regard to cocoa, sugar and other major raw material requirements are developed by the analysis of fundamentals, including weather and crop analysis, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

     The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendible on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 1999. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 1999, the minimum volume requirements were exceeded. The Corporation has an agreement with an affiliate of Huhtamaki Oy (Huhtamaki) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS confectionery products worldwide. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option.

YEAR 2000 ISSUES

     The Corporation completed its year 2000 testing and remediation programs in the third quarter of 1999. No significant year 2000 problems have been encountered with the Corporation's information technology (IT) and non-IT systems.

     The Corporation also assessed year 2000 remediation issues relating to its major business partners. All of the Corporation's major customers have been contacted regarding year 2000 issues related to electronic data interchange. The Corporation also contacted all of its major suppliers of ingredients, packaging, facilities, logistics and financial services with regard to year 2000 issues. No significant year 2000 problems have been encountered with the Corporation's major business partners.

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

BACKLOG OF ORDERS

     The Corporation manufactures primarily for stock and fills customer orders from finished goods inventories. Customer service and order fulfillment problems associated with the start-up of new business systems and processes were encountered during the important Back-to-School/Halloween shipping period, causing distribution difficulties in the form of incomplete and/or delayed shipments and selective regional/customer out of stock conditions for the Corporation's products in certain markets. While the backlog of orders was significant during the third quarter of 1999, such backlog was not material in respect to total sales as of December 31, 1999.

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

EMPLOYEES

     As of December 31, 1999, the Corporation had approximately 13,900 full-time and 1,400 part-time employees, of whom approximately 6,400 were covered by collective bargaining agreements. In January 1999, a reduction of approximately 900 full-time and 30 part-time employees resulted from the completion of the sale of the pasta business. The Corporation considers its employee relations to be good.

FINANCIAL INFORMATION BY GEOGRAPHIC AREA

     Information concerning the Corporation's geographic segments is contained in Footnote 15 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, which information is incorporated herein by reference and filed as Exhibit 13 hereto.

SAFE HARBOR STATEMENT

     The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential" among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; raw material pricing; the Corporation's ability to fully remedy the problems and avoid the increased costs encountered since implementing changes to the customer service, warehousing, and order fulfillment processes and systems in the third quarter of 1999; the ability to restore customer service to historical levels; the effects service levels and other factors have on future customer demand; and the ability to complete construction and commence operations of new warehousing facilities on schedule.

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

ITEM 3.    LEGAL PROCEEDINGS

     In January 1999, the Corporation received a Notice of Proposed Deficiency from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The most significant issue pertains to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS proposed an assessment for the disallowance of interest expense deductions associated with the underlying life insurance policies. The total impact of the disallowance was approximately $60.4 million, including interest as of December 31, 1999. The Corporation may be subject to additional assessments for federal and state tax and interest payments for years subsequent to 1996. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program The Corporation filed a protest of the proposed deficiency with the Appeals section of the IRS in April 1999 and continues to vigorously defend its position on this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     Information concerning the principal United States trading market for, market prices of and dividends on the Corporation's Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section "Market Prices and Dividends" on page A-9 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, incorporated herein by reference and filed as Exhibit 13 hereto.

ITEM 6.    SELECTED FINANCIAL DATA

     The following information, for the five years ended December 31, 1999, found in the section "Eleven-Year Consolidated Financial Summary" on pages A-33 through A-35 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto: Net Sales; Income from Continuing Operations Before
Accounting  Changes;   Income  Per  Share  from  Continuing   Operations  Before
Accounting Changes - Basic (excluding Notes i, j and k); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The section "Management's Discussion and Analysis," found on pages A-1 through A-10 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, and such financial statements, along with the Report of the Independent Public Accountants thereon, are incorporated herein by reference and filed as Exhibit 13 hereto.

    1. Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997. (Page A-11)

    2.   Consolidated Balance Sheets as of December 31, 1999 and 1998.
         (Page A-12)

    3. Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997. (Page A-13)

    4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997. (Page A-14)

    5.   Notes  to  Consolidated   Financial  Statements  (Pages  A-15  through
         A-30),  including  "Quarterly  Data (Unaudited)."  (Page A-30)

    6.   Report of Independent Public Accountants.  (Page A-32)

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

EXECUTIVE OFFICERS OF THE CORPORATION AS OF FEBRUARY 28, 2000

            NAME                  AGE                      POSITIONS HELD DURING THE LAST FIVE YEARS
            ----                  ---                      -----------------------------------------

K. L. Wolfe.....................  61       Chairman of the Board and Chief Executive Officer (1993)

J. P. Viviano (1)...............  61       Vice Chairman of the Board (1999); President and Chief Operating Officer (1993)

M. F. Pasquale..................  52       Executive  Vice  President  and Chief  Operating  Officer  (2000);  Senior  Vice
                                           President,  Confectionery  and  Grocery  (1999);  President,  Hershey  Chocolate
                                           North America (1995)

W. F. Christ ...................  59       Senior Vice President,  Chief  Financial  Officer and Treasurer  (1997);  Senior
                                           Vice President and Chief Financial Officer (1994)

R. Brace  ......................  56       Senior Vice President,  Operations  (1999);  Vice President,  Operations (1997);
                                           Vice President, Manufacturing, Hershey Chocolate North America (1995)

R. M. Reese ....................  50       Senior Vice President - Public Affairs,  General  Counsel and Secretary  (1999);
                                           Vice President, General Counsel and Secretary (1995)

J. R. Canavan (2)...............  52       Vice President, Human Resources (1999)

D. W. Tacka.....................  46       Corporate  Controller  and Chief  Accounting  Officer  (1995);  Vice  President,
                                           Finance and  Administration,  Hershey  Pasta Group,  part of the former  Hershey
                                           Pasta  and  Grocery  Group of  which a 94%  majority  interest  was sold in 1999
                                           (1989)

________________________
     There are no family relationships among any of the above-named officers of the Corporation.

     (1) Mr. Viviano retired as Vice Chairman of the Board on March 1, 2000.

     (2) Mr. Canavan was elected Vice President, Human Resources effective January 1, 1999. Prior to joining the Corporation he was Vice President, Staffing, IBM United States Corporation in New York (1998) and Vice President, Human Resources, IBM North America (1993).

     Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors in April.

     Reporting of any inadvertent late filings of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement "Section 16(a) Beneficial Ownership Reporting Compliance."

ITEM 11.   EXECUTIVE COMPENSATION

     Information concerning compensation of the five most highly-compensated executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "1999 Executive Compensation" and "Directors' Compensation" in the Proxy Statement. This information is incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

ITEM 14(A)(1):  FINANCIAL STATEMENTS

     The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement and filed as Exhibit 13 hereto.

ITEM 14(A)(2):  FINANCIAL STATEMENT SCHEDULE

     The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 1999, 1998 and 1997 is filed herewith on the indicated page in response to Item 14(d):

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

ITEM 14(A)(3):  EXHIBITS

     The following items are attached or incorporated by reference in response to Item 14(c):

     (3)   Articles of Incorporation and By-laws

           The Corporation's Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 3, 1988. The By-laws, as amended and restated as of December 1, 1998, are incorporated by reference from Exhibit 3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

           b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and
                  Cadbury Schweppes Inc. (now CBI Holdings, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate and Confectionery Corporation.

           c. Cadbury Trademark & Technology License Agreement among Hershey Foods Corporation and Cadbury Schweppes Inc. (now
                  CBI Holdings, Inc.) and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

           d. The Amended and Restated 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Banc America Securities LLC as co-syndication agent, and Salomon Smith Barney Inc, as co-syndication agent and arranger is attached hereto and filed as Exhibit 10.1.

           e. Five-Year Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent and Citicorp Securities, Inc. (now Salomon Smith Barney Inc.) and BA Securities, Inc. (now Banc America Securities LLC) as co-syndication agents, is incorporated by reference from Exhibit 10.2 to the Corporation's Current Report on Form 8-K dated January 29, 1996. The Five-Year Credit Agreement was renewed in late 1997.

           f. Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Corporation's Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate and Confectionery Corporation. The agreement was amended and restated in

                  1999 and the Amended and Restated Trademark and Technology License Agreement is attached hereto and filed as
                  Exhibit 10.2.


         Executive Compensation Plans

           g. The restated Key Employee Incentive Plan, incorporated by reference from the Corporation's Proxy Statement dated March 17, 1997 and filed in connection with the April 29, 1997 Annual Meeting of Stockholders, was amended in 1999, and a copy of the plan, as amended and restated, is attached hereto and filed as Exhibit 10.3.

           h. Hershey Foods Corporation's Restated Supplemental Executive Retirement Plan, incorporated by reference from Exhibit 19(ii) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, was amended in 1999, and a copy of the plan, as amended and restated, is attached hereto and filed as Exhibit 10.4.

           i. Hershey Foods Corporation's Deferred Compensation Plan is incorporated by reference from Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

           j. Hershey Foods Corporation's Directors' Compensation Plan is incorporated by reference from Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

           k. Hershey Foods Corporation's Executive Benefits Protection Plan (Group 3A), covering certain of its executive officers, is attached hereto and filed as Exhibit 10.5.

     (12)  Computation of ratio of earnings to fixed charges statement

           A computation of ratio of earnings to fixed charges for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 is filed as
           Exhibit 12 hereto.

     (13)  Annual report to security holders

           The Corporation's Annual Report to Stockholders is included as Appendix A to the Proxy Statement and is filed as Exhibit 13 hereto.

     (14b) A Current Report on Form 8-K was filed on January 4, 2000 announcing that the Corporation's sales in December 1999 will be lower than expected, and that its earnings per share for the fiscal year ending December 31, 1999, might be below market expectations.

     (21)  Subsidiaries of the Registrant

           A list setting  forth  subsidiaries  of the  Corporation  is filed as
           Exhibit 21 hereto.

     (23)  Consent of Independent Public Accountants

           The consent to the incorporation of reports of the Corporation's Independent Public Accountants dated January 28, 2000, is filed as
           Exhibit 23 hereto.

     (27) Financial Data Schedule for the period ended December 31, 1999 (required for electronic filing only).

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE CORPORATION HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                           HERSHEY FOODS CORPORATION
                                                (Registrant)


Date: March 13, 2000                   By /s/  W. F. CHRIST
--------------------                      ---------------------
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

              SIGNATURE                     TITLE                                                       DATE
              ---------                     -----                                                       ----

            K. L. WOLFE               Chief Executive Officer and Director                March 13, 2000
          --------------------
           (K. L. Wolfe )


            W. F. CHRIST              Chief Financial Officer and Treasurer               March 13, 2000
           --------------------
           (W. F. Christ)


            D. W. TACKA               Chief Accounting Officer                            March 13, 2000
           --------------------
           (D. W. Tacka)


            M. F. PASQUALE             Director                                            March 13, 2000
          --------------------
           (M. F. Pasquale)


            W. H. ALEXANDER            Director                                            March 13, 2000
          --------------------
           (W. H. Alexander)


           R. H. CAMPBELL              Director                                            March 13, 2000
          --------------------
           (R. H. Campbell)


           C. M. EVARTS, M.D.          Director                                            March 13, 2000
          --------------------
           (C. M. Evarts, M.D.)


           B. GUITON HILL              Director                                            March 13, 2000
          --------------------
           (B. Guiton Hill)





              SIGNATURE                TITLE                                                    DATE
              ---------                -----                                                    ----

            J. C. JAMISON              Director                                            March 13, 2000
          --------------------
           (J. C. Jamison)


           A. Z. LOREN                 Director                                            March 13, 2000
          --------------------
           (A. Z. Loren)


           M. J. MCDONALD              Director                                            March 13, 2000
          --------------------
           (M. J. McDonald)


           J. M. PIETRUSKI             Director                                            March 13, 2000
          --------------------
           (J. M. Pietruski)


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hershey Foods Corporation:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Hershey Foods Corporation's Proxy Statement for its 2000 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 9 in Item 14(a)(2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

New York, New York
January 28, 2000


                                                                                                Schedule II

                   HERSHEY FOODS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                            (in thousands of dollars)



                                                                              ADDITIONS
                                                                    ------------------------------
                                                 Balance at          Charged to       Charged          Deductions          Balance
                                                  Beginning           Costs and       to Other            from             at End
         Description                              of Period           Expenses       Accounts (a)       Reserves          of Period
------------------------------------------------------------------------------------------------------------------------------------



Year Ended  December 31, 1999:
   Reserves  deducted in the
   balance sheet from the
   assets to which they apply:

         Accounts Receivable -Trade ...........  $    19,941         $  2,629        $      597         $(6,226) (b)     $  16,941
                                                 ===========         ========        ==========         ========         =========



Year Ended  December 31, 1998:
   Reserves  deducted in the
   balance sheet from the
   assets to which they apply:

         Accounts Receivable -Trade............  $    15,843         $  5,540        $    (210)         $  (1,232)       $  19,941
                                                 ===========         ========        =========          =========        =========



Year Ended  December 31, 1997:
   Reserves  deducted in the
   balance sheet from the
   assets to which they apply:

         Accounts Receivable -Trade............  $    14,059         $  2,623        $      522         $  (1,361)       $  15,843
                                                 ===========         ========        ==========         =========        =========

--------------------------------------------------------------------------------



(a) Includes recoveries of amounts previously written off.
(b) Includes reserves related to the Corporation's pasta business which was sold in January 1999.