Form 10-Q
period 2000-04-02
HERSHEY FOODS CORP
filed 2000-05-10
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            APRIL 2, 2000
                               --------------------------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               ------------------------------------------

Commission file number                         1-183
                       -----------------------------------------------------


                            HERSHEY FOODS CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                     23-0691590
------------------------------------------             -------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                      Identification Number)

                  100 CRYSTAL A DRIVE
                 HERSHEY, PENNSYLVANIA                             17033
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (717) 534-6799
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

                                     YES    X          NO
                                         -------           -------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 106,727,971 shares, as of May 1, 2000. Class B Common Stock, $1 par value - 30,443,908 shares, as of May 1, 2000.

Exhibit Index - Page 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                   FOR THE THREE MONTHS ENDED

                                                  APRIL 2,        APRIL 4,
                                                    2000            1999
                                                -----------     ----------

NET SALES                                       $  993,115      $ 945,152
                                                ----------      ---------

COSTS AND EXPENSES:

     Cost of sales                                 605,097        562,164
     Selling, marketing and administrative         253,800        266,754
     Gain on sale of business                         ---        (243,785)
                                                ----------     ----------
      Total costs and expenses                    858,897        585,133
                                                ----------     ----------

INCOME BEFORE INTEREST AND INCOME TAXES            134,218        360,019

     Interest expense, net                          17,530         18,440
                                                ----------     ----------

INCOME BEFORE INCOME TAXES                         116,688        341,579

     Provision for income taxes                     45,508        116,909
                                                ----------     ----------

NET INCOME                                      $   71,180     $  224,670
                                                ==========     ==========


NET INCOME PER SHARE - BASIC                    $      .51     $     1.58
                                                ==========     ==========

NET INCOME PER SHARE - DILUTED                  $      .51     $     1.57
                                                ==========     ==========



AVERAGE SHARES OUTSTANDING - BASIC                 138,455        141,795
                                                ==========      =========

AVERAGE SHARES OUTSTANDING - DILUTED               139,216        143,293
                                                ==========      =========



CASH DIVIDENDS PAID PER SHARE:

     Common Stock                               $    .2600     $    .2400
                                                ==========      =========

     Class B Common Stock                       $    .2350     $    .2175
                                                ==========      =========

The accompanying notes are an integral part of these statements.

                            HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 2, 2000 AND DECEMBER 31, 1999
                            (IN THOUSANDS OF DOLLARS)

ASSETS                                                           2000                  1999
                                                            --------------        --------------

    CURRENT ASSETS:

         Cash and cash equivalents                          $       46,558        $      118,078
         Accounts receivable - trade                               313,465               352,750
         Inventories                                               618,774               602,202
         Deferred income taxes                                      84,382                80,303
         Prepaid expenses and other                                105,095               126,647
                                                            --------------        --------------
              Total current assets                               1,168,274             1,279,980
                                                            --------------        --------------
    PROPERTY, PLANT AND EQUIPMENT, AT COST                       2,597,645             2,572,268
    Less - accumulated depreciation and amortization            (1,084,223)           (1,061,808)
                                                            --------------        --------------
              Net property, plant and equipment                  1,513,422             1,510,460
                                                            --------------        --------------
    INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS               446,428               450,165
    OTHER ASSETS                                                   104,329               106,047
                                                            --------------        --------------
              Total assets                                  $    3,232,453        $    3,346,652
                                                            ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:

         Accounts payable                                   $       88,591        $      136,567
         Accrued liabilities                                       292,489               292,497
         Accrued income taxes                                       70,317                72,159
         Short-term debt                                           174,531               209,166
         Current portion of long-term debt                           2,523                 2,440
                                                            --------------        --------------
              Total current liabilities                            628,451               712,829
    LONG-TERM DEBT                                                 878,079               878,213
    OTHER LONG-TERM LIABILITIES                                    327,303               330,938
    DEFERRED INCOME TAXES                                          318,865               326,045
                                                            --------------        --------------
              Total liabilities                                  2,152,698             2,248,025
                                                            --------------        --------------
    STOCKHOLDERS' EQUITY:
         Preferred Stock, shares issued:
           none in 2000 and 1999                                      ---                   ---
         Common Stock, shares issued:
           149,506,964 in 2000 and in 1999                         149,507               149,507
         Class B Common Stock, shares issued:
           30,443,908 in 2000 and in 1999                           30,443                30,443
         Additional paid-in capital                                 29,266                30,079
         Unearned ESOP compensation                                (21,556)              (22,354)
         Retained earnings                                       2,549,273             2,513,275
         Treasury-Common Stock shares at cost:
           42,802,415 in 2000 and 41,491,253 in 1999            (1,608,169)           (1,552,708)
         Accumulated other comprehensive loss                      (49,009)              (49,615)
                                                            --------------        --------------
              Total stockholders' equity                         1,079,755             1,098,627
                                                            --------------        --------------
              Total liabilities and stockholders' equity    $    3,232,453        $    3,346,652
                                                            ==============        ==============

The accompanying notes are an integral part of these balance sheets.

                            HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                     FOR THE THREE MONTHS ENDED
                                                                   -----------------------------
                                                                     APRIL 2,       APRIL 4,
                                                                       2000           1999
                                                                   -------------  --------------

CASH FLOWS PROVIDED FROM (USED BY) OPERATING ACTIVITIES

    Net Income                                                     $    71,180      $   224,670
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
         Depreciation and amortization                                  43,203           40,518
         Deferred income taxes                                         (11,259)          (7,211)
         Gain on sale of business-net of tax of $78,769                   ---          (165,016)
         Changes in assets and liabilities, net of effects from
           business divestiture:
              Accounts receivable - trade                               39,285          208,976
              Inventories                                              (16,572)        (100,074)
              Accounts payable                                         (47,976)         (26,195)
              Other assets and liabilities                              15,428          (36,453)
                                                                   -----------      ------------
Net Cash Flows Provided from Operating Activities                       93,289          139,215
                                                                   -----------      -----------

CASH FLOWS PROVIDED FROM (USED BY) INVESTING ACTIVITIES

    Capital additions                                                  (30,045)         (28,769)
    Capitalized software additions                                      (1,652)          (8,820)
    Proceeds from divestiture                                            ---            450,000
    Other, net                                                          (5,851)           1,456
                                                                   -------------    -----------
Net Cash Flows (Used by) Provided from Investing Activities            (37,548)         413,867
                                                                   ------------     -----------

CASH FLOWS PROVIDED FROM (USED BY) FINANCING ACTIVITIES

    Net (decrease) in short-term debt                                  (34,635)        (279,755)
    Long-Term Borrowings                                                   102             ---
    Repayment of long-term debt                                           (192)             (48)
    Cash dividends paid                                                (35,182)         (33,221)
    Exercise of stock options                                              658           13,287
    Incentive plan transactions                                         (2,670)            ---
    Repurchase of Common Stock                                         (55,342)        (236,959)
                                                                   ------------     -----------
Net Cash Flows (Used by) Financing Activities                         (127,261)        (536,696)
                                                                   ------------     -----------

Increase (Decrease) in Cash and Cash Equivalents                       (71,520)          16,386
Cash and Cash Equivalents, beginning of period                         118,078           39,024
                                                                   -----------      -----------
Cash and Cash Equivalents, end of period                           $    46,558      $    55,410
                                                                   ===========      ===========
              ------------------------------------------------------------------

Interest Paid                                                      $     29,613     $    33,607
                                                                   =============    ===========

Income Taxes Paid                                                  $    58,484      $    20,666
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
-----------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars

Balance as of
  December 31, 1999      $  ---    $ 149,507   $30,443  $ 30,079    $(22,354)    $2,513,275  $(1,552,708)  $(49,615)     $1,098,627
                                                                                                                         ----------
Comprehensive income:
  Net income                                                                         71,180                                  71,180
  Other comprehensive
   income:
     Foreign currency
       translation
       adjustments                                                                                              606             606
                                                                                                                         ----------
Comprehensive income                                                                                                         71,786
Dividends:
  Common Stock, $.26
    per share                                                                       (28,028)                                (28,028)
  Class B Common
    Stock, $.235
      per share                                                                      (7,154)                                 (7,154)
Incentive plan
    transactions                                            (400)                                                              (400)
Exercise of stock
    options                                                 (506)                                     51                       (455)
Employee stock
   ownership trust/
   benefits transactions                                      93         798                                                    891
Repurchase of
  Common Stock                                                                                   (55,512)                   (55,512)

Balance as of            ------    ---------   -------  --------    --------     ----------  -----------   --------      ----------
   April 2, 2000         $  ---    $ 149,507   $30,443  $ 29,266    $(21,556)    $2,549,273  $(1,608,169)  $(49,009)     $1,079,755
                         ======    =========   =======  ========    ========     ==========  ===========   ========      ==========




The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1999 Annual Report on Form 10-K.

2.       INTEREST EXPENSE
         Interest expense, net consisted of the following:

                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                         APRIL 2, 2000                    APRIL 4, 1999
                                                         -------------                    -------------
                                                                    (IN THOUSANDS OF DOLLARS)
                  Interest expense                         $   18,946                     $  19,551
                  Interest income                              (1,416)                         (902)
                  Capitalized interest                           ---                           (209)
                                                           ----------                     ---------
                        Interest expense, net              $   17,530                     $  18,440
                                                           ==========                     =========

3.       NET INCOME PER SHARE
         A total of 42,802,415 shares were held as Treasury Stock as of April 2, 2000.

         In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

FOR THE THREE MONTHS ENDED                  APRIL 2, 2000      APRIL 4, 1999
--------------------------------------------------------------------------------
In thousands except per share amounts
Net Income                                   $     71,180       $   224,670
                                             ============       ===========

Weighted average shares-basic                     138,455           141,795
Effect of dilutive securities:
    Employee stock options                            752             1,447
    Performance and restricted stock units              9                51
                                             ------------       -----------

Weighted average shares -diluted                  139,216           143,293
                                             ============       ===========

Net income per share - basic                 $       0.51       $      1.58
                                             ============       ===========

Net income per share -diluted                $       0.51       $      1.57
                                             ============       ============

4.       INVENTORIES
         The majority of inventories are valued under the last-in, first-out
         (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                                       APRIL 2, 2000       DECEMBER 31, 1999
                                                       -------------       -----------------
                                                          (IN THOUSANDS OF DOLLARS)

                  Raw materials                         $   248,541            $   270,711
                  Goods in process                           48,116                 49,412
                  Finished goods                            368,112                365,575
                                                        -----------            -----------
                        Inventories at FIFO                 664,769                685,698
                  Adjustment to LIFO                        (45,995)               (83,496)
                                                        -----------            -----------
                        Total inventories               $   618,774            $   602,202
                                                        ===========            ===========

5.       LONG-TERM DEBT
         In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of April 2, 2000, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

6.       FINANCIAL INSTRUMENTS
         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 2, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $878.1 million as of April 2, 2000, compared to a fair value of $864.3 million, based on quoted market prices for the same or similar debt issues.

         As of April 2, 2000, the Corporation had foreign exchange forward contracts maturing in 2000 and 2001 to purchase $28.7 million in foreign currency, primarily British sterling, and to sell $24.9 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

         The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 2, 2000, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

         In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In October 1999, the Corporation entered into an interest rate swap agreement to effectively convert $200 million of 6.7% Notes Due 2005 (Notes) to variable rate debt. The interest rate swap agreement is cancelable at the sole discretion of the counterparty effective April 2, 2001. At the same time, the Corporation entered into forward interest rate agreements to fix the interest rate on the Notes at 5.8% through April 2, 2001. Subsequently, if the counterparty chooses not to cancel the agreement, the interest rate on the Notes would be variable based on the London Interbank Offered Rate until expiration on October 1, 2005.

         Any interest rate differential on interest rate swaps and forward agreements is recognized as an adjustment to interest expense over the term of each agreement. As of April 2, 2000, the fair value of interest rate swaps and forward agreements approximated the contract value. The Corporation's risk related to swaps and forward agreements is limited to the cost of replacing such agreements at prevailing market rates.

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

         SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, but may be implemented as of the beginning of any fiscal quarter after issuance. Retroactive application is not permitted. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. Changes in accounting methods will be required for derivative instruments utilized by the Corporation to hedge commodity price, foreign currency exchange rate and interest rate risks. Such derivatives include commodity futures contracts, foreign exchange forward contracts and interest rate swaps and forward agreements.

         The Corporation anticipates the adoption of SFAS No. 133 as of January 1, 2001. As of April 2, 2000, net deferred losses on derivatives of approximately $39.0 million after tax would have been reported as a component of other comprehensive loss and classified as accumulated other comprehensive loss on the consolidated balance sheets upon adoption of SFAS No. 133. The adoption of SFAS No. 133 is not expected to have a material impact on the Corporation's results of operations.

8.       SHARE REPURCHASES
         A total of 572,553 shares of Common Stock was purchased during the first quarter of 2000 under the share repurchase program begun in February 1999, completing the $230 million program. In October 1999, the Corporation's Board of Directors approved an additional share repurchase program authorizing the repurchase of up to $200 million of the Corporation's Common Stock. Under this new program, a total of 739,547 shares of Common Stock was purchased during the first quarter of 2000. As of April 2, 2000, a total of 42,802,415 shares were held as Treasury Stock and $168.9 million remained available for repurchases of Common Stock under the repurchase program approved in October.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS - FIRST QUARTER 2000 VS. FIRST QUARTER 1999
-----------------------------------------------------------------

Consolidated net sales for the first quarter increased from $945.2 million in 1999 to $993.1 million in 2000, an increase of 5% from the prior year. The higher sales primarily reflected an increased sales volume for core confectionery and grocery products in North America resulting from strong seasonal sales for Easter. The first quarter of 1999 included $29.3 million in net sales related to the Corporation's pasta business which was divested in late January 1999.

The consolidated gross margin decreased from 40.5% in 1999 to 39.1% in 2000. Gross margin in 1999 benefited 1.7 percentage points primarily from the inclusion in cost of sales of a one-time $12.5 million gain from revisions to the Corporation's retiree medical plan, net of additional costs for supplemental retirement contributions into the Employee Savings Stock Investment and Ownership Plan. Excluding the one-time gain in 1999, the increase in gross margin reflected decreased costs for certain major raw materials, primarily cocoa, as well as improved manufacturing efficiencies. These cost decreases were offset partially by higher freight and warehousing costs, and increased costs for obsolete packaging and the disposal of aged inventory. Selling, marketing and administrative expenses decreased by 5% in 2000, primarily reflecting the divestiture of the Corporation's pasta business. Administrative expense in 2000 benefited from the inclusion of a one-time gain of $7.3 million arising from the exchange of certain corporate aircraft. This gain was substantially offset by higher administrative expenses and software amortization costs.

Net interest expense in the first quarter of 2000 was $.9 million below the comparable period of 1999, primarily as a result of the interest rate swap and forward agreements entered into in October 1999.

Net income for the first quarter was $71.2 million compared to $224.7 million in 1999, and net income per share - diluted was $.51 per share compared to $1.57 per share in the prior year. Prior year net income included an after-tax gain of $165.0 million, or $1.15 per share - diluted, on the sale of the Corporation's pasta business.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer, generally have been met by issuing commercial paper. During the first quarter of 2000, the Corporation's cash and cash equivalents decreased by $71.5 million. Cash and cash equivalents on hand at the beginning of the period and cash provided from operations were sufficient to repurchase $55.3 million of the Corporation's Common Stock, pay cash dividends of $35.2 million, reduce short-term debt by $34.6 million and finance capital expenditures and capitalized software additions of $31.7 million.

The ratio of current assets to current liabilities was 1.9:1 as of April 2, 2000, and 1.8:1 as of December 31, 1999. The Corporation's capitalization ratio (total short-term and long-term debt as a percentage of stockholder's equity, short-term and long-term debt) was 49% as of April 2, 2000, and 50% as of December 31, 1999.

As of April 2, 2000, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $500.0 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of approximately $25.0 million as of April 2, 2000 and December 31, 1999.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of April 2, 2000, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of April 2, 2000, the Corporation's principal capital commitments included manufacturing capacity expansion, modernization and efficiency improvements. The Corporation anticipates that capital expenditures will be in the range of $150 million to $170 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions. Such expenditures will be financed with cash provided from operations and short-term borrowings.

In July 1999, the Corporation entered into an operating lease agreement for an amount not to exceed $65 million for the purpose of financing construction costs of a warehouse and distribution facility located on land owned by the Corporation near Hershey, Pennsylvania. Under the agreement, the lessor pays for the construction costs and thereafter leases the facility to the Corporation. The lease term is six years, including the construction period. The lease may be extended at the Corporation's option for up to four renewal periods of five years each. The lease provides for a substantial residual guarantee and includes an option to purchase the facility at original cost. Inventory shipments into the first phase of the distribution center began in May 2000.

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of April 2, 2000. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $11.1 million as of December 31, 1999, to $9.4 million as of April 2, 2000. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

YEAR 2000 ISSUES
----------------

The Corporation completed its year 2000 testing and remediation programs in the third quarter of 1999. No significant year 2000 problems have been encountered with the Corporation's information technology (IT) and non-IT systems or with the Corporation's major business partners.

The total cost of testing and remediation of the Corporation's IT and non-IT systems not being replaced by the integrated information system project was approximately $6.0 million.

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

                           PART II - OTHER INFORMATION

ITEMS 2, 3 AND 5 HAVE BEEN OMITTED AS NOT APPLICABLE.

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The most significant issue pertains to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS proposed an assessment for the disallowance of interest expense deductions associated with the underlying life insurance policies. The total impact of the disallowance was approximately $61.4 million, including interest as of April 2, 2000. The Corporation may be subject to additional assessments for federal and state tax and interest payments for years 1997 and 1998. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program. The Corporation filed a protest of the proposed deficiency with the Appeals section of the IRS in April 1999 and continues to vigorously defend its position on this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 25, 2000. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

                  NAME                       VOTES FOR        VOTES WITHHELD
                  ----                       ---------        --------------

         William H. Alexander                398,903,092           2,298,786
         Robert H. Campbell                  399,016,092           2,185,786
         C. McCollister Evarts, M.D.         398,789,945           2,411,933
         Bonnie Guiton Hill                  399,009,539           2,192,339
         John C. Jamison                     399,040,045           2,161,833
         Michael F. Pasquale                 399,066,790           2,135,088
         John M. Pietruski                   399,039,887           2,161,991
         Kenneth L. Wolfe                    394,484,942           6,716,936

The following directors were elected by the holders of the Common Stock voting as a class:

                  NAME                       VOTES FOR        VOTES WITHHELD
                  ----                       ---------        --------------
         Allan Z. Loren                       95,420,913           2,215,695
         Mackey J. McDonald                   95,433,072           2,203,526


Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as the independent public accountants for 2000. Stockholders cast 399,257,159 votes FOR the appointment, 1,524,036 votes AGAINST the appointment and ABSTAINED from casting 420,683 votes on the appointment of accountants.

No other matters were submitted for stockholder action.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS
         --------

         The following items are attached and incorporated herein by reference:

         Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended April 2, 2000 and April 4, 1999.

         Exhibit 27 - Financial Data Schedule for the period ended April 2, 2000 (required for electronic filing only).

b)       REPORTS ON FORM 8-K
         -------------------

         A report on Form 8-K was filed January 4, 2000 announcing that the Corporation's sales in December 1999 would be lower than expected and that its earnings per share for the fiscal year ending December 31, 1999 might be below market expectations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HERSHEY FOODS CORPORATION
                                               -------------------------
                                                     (Registrant)




Date   MAY 10, 2000                     /S/  WILLIAM F. CHRIST
       ------------                 ----------------------------------
                                        William F. Christ
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer





Date   MAY 10, 2000                     /S/  DAVID W. TACKA
       ------------                 ---------------------------------
                                        David W. Tacka
                                        Corporate Controller and
                                        Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit 12    -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27    -  Financial Data Schedule for the period ended April 2, 2000
                 (required for electronic filing only)