Form 10-Q
period 2000-07-02
HERSHEY FOODS CORP
filed 2000-08-09
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              July 2, 2000
                               ------------------------------------------------

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


                            HERSHEY FOODS CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                      23-0691590
------------------------------------------           --------------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification Number)


                  100 Crystal A Drive
                 Hershey, Pennsylvania                          17033
-------------------------------------------------------------------------------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:        (717) 534-6799
                                                    ---------------------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            YES    X          NO
                                                -------          ------

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 106,282,866 shares, as of July 31, 2000. Class B Common Stock, $1 par value - 30,443,358 shares, as of July 31, 2000.

Exhibit Index - Page 16

                         PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements (Unaudited)

                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                             For the Three Months Ended
                                                              --------------------------
                                                              July 2,            July 4,
                                                               2000               1999
                                                           -----------        ----------

Net Sales                                                  $  836,204         $  853,239
                                                           ----------         ----------

Costs and Expenses:

     Cost of sales                                            502,070            512,796
     Selling, marketing and administrative                    250,722            241,371
                                                           ----------         ----------

       Total costs and expenses                               752,792            754,167
                                                           ----------         ----------

Income before Interest and Income Taxes                        83,412             99,072

     Interest expense, net                                     17,843             17,015
                                                           ----------         ----------

Income before Income Taxes                                     65,569             82,057

     Provision for income taxes                                25,573             32,002
                                                           ----------         ----------

Net Income                                                 $   39,996         $   50,055
                                                           ==========         ==========


Net Income Per Share - Basic                               $      .29         $      .36
                                                           ==========         ==========

Net Income Per Share - Diluted                             $      .29         $      .35
                                                           ==========         ==========


Average Shares Outstanding - Basic                            137,415            140,001
                                                           ==========         ==========

Average Shares Outstanding - Diluted                          138,532            141,338
                                                           ==========         ==========


Cash Dividends Paid per Share:

     Common Stock                                          $     .260         $    .2400
                                                           ==========         ==========

     Class B Common Stock                                  $     .235         $    .2175
                                                           ===========         =========

The accompanying notes are an integral part of these statements.





                            HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                             For the Six Months Ended
                                                           -----------------------------
                                                              July 2,            July 4,
                                                               2000               1999
                                                           -------------      -------------

Net Sales                                                  $   1,829,319      $    1,798,391
                                                           -------------      --------------

Costs and Expenses:

     Cost of sales                                             1,107,167           1,074,960
     Selling, marketing and administrative                       504,522             508,125
     Gain on sale of business                                        ---            (243,785)
                                                           -------------      --------------

       Total costs and expenses                                1,611,689           1,339,300
                                                           -------------      --------------

Income before Interest and Income Taxes                          217,630             459,091

     Interest expense, net                                        35,373              35,455
                                                           -------------      --------------

Income before Income Taxes                                       182,257             423,636

     Provision for income taxes                                   71,081             148,911
                                                           -------------      --------------

Net Income                                                 $     111,176      $      274,725
                                                           =============      ==============


Net Income Per Share - Basic                               $         .81      $         1.95
                                                           =============      ==============

Net Income Per Share - Diluted                             $         .80      $         1.93
                                                           =============      ==============



Average Shares Outstanding - Basic                               137,930             140,918
                                                           =============      ==============

Average Shares Outstanding - Diluted                             138,870             142,339
                                                           =============      ==============



Cash Dividends Paid per Share:

     Common Stock                                          $         .52      $         .480
                                                           =============      ==============

     Class B Common Stock                                  $         .47      $         .435
                                                           =============      ==============


The accompanying notes are an integral part of these statements.




                            HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JULY 2, 2000 AND DECEMBER 31, 1999
                            (in thousands of dollars)

ASSETS                                                                  2000             1999
                                                                   --------------     -----------

    Current Assets:

         Cash and cash equivalents                                $     35,200       $    118,078
         Accounts receivable - trade                                   261,281            352,750
         Inventories                                                   730,611            602,202
         Deferred income taxes                                          83,300             80,303
         Prepaid expenses and other                                    118,556            126,647
                                                                  ------------       ------------
              Total current assets                                   1,228,948          1,279,980
                                                                  ------------       ------------
    Property, Plant and Equipment, at cost                           2,620,698          2,572,268
    Less - accumulated depreciation and amortization                (1,113,180)        (1,061,808)
                                                                  ------------       ------------
              Net property, plant and equipment                      1,507,518          1,510,460
                                                                  ------------       ------------
    Intangibles Resulting from Business Acquisitions                   441,668            450,165
    Other Assets                                                       102,802            106,047
                                                                  ------------       ------------
              Total assets                                        $  3,280,936       $  3,346,652
                                                                  ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current Liabilities:

         Accounts payable                                         $    132,099       $    136,567
         Accrued liabilities                                           276,808            292,497
         Accrued income taxes                                           17,284             72,159
         Short-term debt                                               277,396            209,166
         Current portion of long-term debt                                 547              2,440
                                                                  ------------       ------------
              Total current liabilities                                704,134            712,829
    Long-term Debt                                                     877,942            878,213
    Other Long-term Liabilities                                        322,504            330,938
    Deferred Income Taxes                                              315,766            326,045
                                                                  ------------       ------------
              Total liabilities                                      2,220,346          2,248,025
                                                                  ------------       ------------
    Stockholders' Equity:
         Preferred Stock, shares issued:
           none in 2000 and 1999                                       ---                ---
         Common Stock, shares issued:
           149,507,514 in 2000 and 149,506,964 in 1999                 149,507            149,507
         Class B Common Stock, shares issued:
           30,443,358 in 2000 and 30,443,908 in 1999                    30,443             30,443
         Additional paid-in capital                                     25,667             30,079
         Unearned ESOP compensation                                    (20,757)           (22,354)
         Retained earnings                                           2,554,333          2,513,275
         Treasury-Common Stock shares at cost:
           43,145,248 in 2000 and 41,491,253 in 1999                (1,623,909)        (1,552,708)
         Accumulated other comprehensive loss                          (54,694)           (49,615)
                                                                  ------------       ------------
              Total stockholders' equity                             1,060,590          1,098,627
                                                                  ------------       ------------
              Total liabilities and stockholders' equity          $  3,280,936       $  3,346,652
                                                                  ============       ============

The accompanying notes are an integral part of these balance sheets.


                           HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                         For the Six Months Ended
                                                                        ---------------------------
                                                                         July 2,         July 4,
                                                                          2000             1999
                                                                        ---------       ---------

Cash Flows Provided from (Used by) Operating Activities

    Net Income                                                           $111,176        $274,725
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
         Depreciation and amortization                                     86,897          79,821
         Deferred income taxes                                            (13,276)         (9,476)
         Gain on sale of business, net of tax of $78,769                     ---         (165,016)
         Changes in assets and liabilities, net of effects from
         business divestiture:
              Accounts receivable - trade                                  91,469         142,848
              Inventories                                                (128,409)       (188,778)
              Accounts payable                                             (4,468)        (38,163)
              Other assets and liabilities                                (69,998)       (107,357)
                                                                         --------       ---------
Net Cash Flows Provided from (Used by) Operating Activities                73,391         (11,396)
                                                                         --------       ---------

Cash Flows Provided from (Used by) Investing Activities

    Capital additions                                                     (61,989)        (55,282)
    Capitalized software additions                                         (2,974)        (17,814)
    Proceeds from divestiture                                               ---           450,000
    Other, net                                                             (6,719)          2,589
                                                                         --------       ---------
Net Cash Flows (Used by) Provided from Investing Activities               (71,682)        379,493
                                                                         --------       ---------

Cash Flows Provided from (Used by) Financing Activities

    Net increase (decrease) in short-term debt                             68,230         (74,052)
    Long-term borrowings                                                      102           1,685
    Repayment of long-term debt                                            (2,345)           (110)
    Cash dividends paid                                                   (70,118)        (66,076)
    Exercise of stock options                                               4,708          15,135
    Incentive plan transactions                                           (12,049)          ---
    Repurchase of Common Stock                                            (73,115)       (251,954)
                                                                         --------       ---------
Net Cash Flows (Used by) Financing Activities                             (84,587)       (375,372)
                                                                         --------       ---------

(Decrease) in Cash and Cash Equivalents                                   (82,878)         (7,275)
Cash and Cash Equivalents, beginning of period                            118,078          39,024
                                                                         --------       ---------
Cash and Cash Equivalents, end of period                                 $ 35,200        $ 31,749
                                                                         ========       =========

                             ----------------------------------

Interest Paid                                                            $ 38,081        $ 36,186
                                                                         ========        ========

Income Taxes Paid                                                        $137,596        $120,125
                                                                         ========        ========

The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1999 Annual Report on Form 10-K.

2.       INTEREST EXPENSE

        Interest expense, net consisted of the following:

                                                             For the Six Months Ended
                                                             ------------------------
                                                         July 2, 2000          July 4, 1999
                                                         ------------          ------------
                                                              (in thousands of dollars)

                  Interest expense                         $   37,908          $   38,194
                  Interest income                              (2,534)             (1,525)
                  Capitalized interest                             (1)             (1,214)
                                                           ----------          ----------
                        Interest expense, net              $   35,373          $   35,455
                                                           ==========          ==========


3.       NET INCOME PER SHARE

         A total of 43,145,248 shares were held as Treasury Stock as of July 2, 2000.

         In accordance with Financial Accounting Standards No. 128 "Earnings Per Share," Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the Three Months Ended                                                      July 2, 2000        July 4, 1999
-----------------------------------------------------------------------------------------------------------------------------------
In thousands except per share amounts

Net Income                                                                       $     39,996       $    50,055
                                                                                 ============       ===========

Weighted average shares-basic                                                         137,415           140,001
Effect of dilutive securities:
    Employee stock options                                                              1,105             1,279
    Performance and restricted stock units                                                 12                58
                                                                                 ------------       -----------

Weighted average shares -diluted                                                      138,532           141,338
                                                                                 ============       ===========

Net income per share - basic                                                     $       0.29       $      0.36
                                                                                 ============       ===========

Net income per share -diluted                                                    $       0.29       $      0.35
                                                                                 ============       ===========



For the Six Months Ended                                                        July 2, 2000        July 4, 1999
-----------------------------------------------------------------------------------------------------------------------------------
In thousands except per share amounts

Net Income                                                                       $    111,176       $   274,725
                                                                                 ============       ===========

Weighted average shares-basic                                                         137,930           140,918
Effect of dilutive securities:
    Employee stock options                                                                929             1,363
    Performance and restricted stock units                                                 11                58
                                                                                 ------------       -----------

Weighted average shares -diluted                                                      138,870           142,339
                                                                                 ============       ===========

Net income per share - basic                                                     $       0.81       $      1.95
                                                                                 ============       ===========

Net income per share -diluted                                                    $       0.80       $      1.93
                                                                                 ============       ===========

For the quarter and six months ended July 2, 2000, employee stock options for 1,800,100 shares and 5,534,550 shares, respectively, were anti-dilutive and were excluded from the earnings per share calculation.

For the quarter and six months ended July 4, 1999, employee stock options for 1,933,700 shares were anti-dilutive and were excluded from the earnings per share calculation.

4.       COMPREHENSIVE INCOME

         Comprehensive income consisted of the following:

For the Three Months Ended                                                      July 2, 2000        July 4, 1999
-----------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars

         Net Income                                                              $     39,996       $    50,055
         Other comprehensive income:
           Foreign currency translation adjustments                                    (5,685)            4,289
                                                                                 ------------       -----------
         Comprehensive income                                                    $     34,311       $    54,344
                                                                                 ============       ===========


For the Six Months Ended                                                        July 2, 2000        July 4, 1999
-----------------------------------------------------------------------------------------------------------------------------------
In thousands of dollars

         Net Income                                                              $    111,176       $   274,725
         Other comprehensive income:
           Foreign currency translation adjustments                                    (5,079)            9,285
                                                                                 ------------       -----------
         Comprehensive income                                                    $    106,097       $   284,010
                                                                                 ============       ===========


5.       INVENTORIES

         The majority of  inventories  are valued  under the last-in,  first-out
         (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                                         July 2, 2000                   December 31, 1999
                                                         ------------                   -----------------
                                                                    (in thousands of dollars)

                  Raw materials                         $   279,250                       $   270,711
                  Goods in process                           56,072                            49,412
                  Finished goods                            441,284                           365,575
                                                        -----------                       -----------
                        Inventories at FIFO                 776,606                           685,698
                  Adjustment to LIFO                        (45,995)                          (83,496)
                                                        -----------                       -----------
                        Total inventories               $   730,611                       $   602,202
                                                        ===========                       ===========

6.       LONG-TERM DEBT

         In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of July 2, 2000, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

7.       FINANCIAL INSTRUMENTS

         The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 2, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $878.5 million as of July 2, 2000, compared to a fair value of $859.4 million, based on quoted market prices for the same or similar debt issues.

         As of July 2, 2000, the Corporation had foreign exchange forward contracts maturing in 2000 and 2001 to purchase $46.6 million in foreign currency, primarily British sterling, and to sell $25.3 million in foreign currency, primarily Canadian dollars and Japanese yen, at contracted forward rates.

         The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of July 2, 2000, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

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

         Any interest rate differential on interest rate swaps and forward agreements is recognized as an adjustment to interest expense over the term of each agreement. As of July 2, 2000, the fair value of interest rate swaps and forward agreements approximated the contract value. The Corporation's risk related to swaps and forward agreements is limited to the cost of replacing such agreements at prevailing market rates.

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

         The Corporation anticipates the adoption of SFAS No. 133 as of January 1, 2001. As of July 2, 2000, net deferred losses on derivatives of approximately $39.6 million after tax would have been reported as a component of other comprehensive loss and classified as accumulated other comprehensive loss on the consolidated balance sheets upon adoption of SFAS No. 133. The adoption of SFAS No. 133 is not expected to have a material impact on the Corporation's results of operations.

9.       SHARE REPURCHASES

         In October 1999, the Corporation's Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation's Common Stock. Under this program, a total of 1,100,847 shares of Common Stock was purchased during the first six months of 2000. As of July 2, 2000, a total of 43,145,248 shares was held as Treasury Stock and $151.3 million remained available for repurchases of Common Stock under the repurchase program approved in October.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations - Second Quarter 2000 vs. Second Quarter 1999
-------------------------------------------------------------------

Consolidated net sales for the second quarter decreased from $853.2 million in 1999 to $836.2 million in 2000, a decrease of 2% from the prior year. The lower sales primarily reflected a decline in sales of core confectionery and grocery products, offset partially by incremental sales from the introduction of new confectionery products, and lower returns, discounts, and allowances. In 2000, certain international distributor allowances were netted against sales instead of being reported in selling, marketing and administrative expenses as in 1999. The second quarter of 1999 included approximately $25 million in net sales, shifted from the third quarter, as part of a controlled advance purchase program intended to reduce disruptions during the final phase of the implementation of an enterprise-wide information system last year.

The consolidated gross margin increased from 39.9% in 1999 to 40.0% in 2000. Gross margin in 1999 would have been .3 percentage point lower if certain international distributor allowances were reclassified and reported as discussed above for 2000. The increase in gross margin reflected decreased costs for certain major raw materials, primarily cocoa, as well as lower returns, discounts, and allowances. The impact of these items was partially offset by: higher transportation costs; higher warehousing costs related to increasing storage and shipping capacity for the peak shipping season, including the start-up of the new Eastern and Southeastern Distribution Centers; and increased costs for the disposal of obsolete packaging and aged inventory. In addition, manufacturing costs and depreciation expense were higher as a percentage of sales compared to the prior year, also reducing gross margin.

Selling, marketing and administrative expenses increased by 4% in 2000, primarily reflecting increased marketing expenditures for the introduction of new products and international exports, and higher software amortization costs.

Net interest expense in the second quarter of 2000 was $.8 million above the comparable period of 1999, primarily reflecting lower capitalized interest as fewer construction projects qualified for interest capitalization in 2000.

The second quarter effective income tax rate was 39.0% in 2000 and 1999.

Results of Operations - First Six Months 2000 vs. First Six Months 1999
-----------------------------------------------------------------------

Consolidated net sales for the first six months of 2000 increased by $30.9 million or 2%. The higher sales primarily reflected an increase in sales of core confectionery and grocery products in North America, incremental sales from the introduction of new confectionery products, and lower returns, discounts, and allowances. In 2000, certain international distributor allowances were netted against sales instead of being reported in selling, marketing and administrative expenses as in 1999. The first six months of 1999 included $29.3 million in net sales related to the Corporation's pasta business, which was divested in January 1999.

The consolidated gross margin decreased from 40.2% in 1999 to 39.5% in 2000. Gross margin in 1999 benefited .8 percentage point from the inclusion in cost of sales of a one-time $12.5 million gain from revisions to the Corporation's retiree medical plan, and results of the pasta business. The gain was net of additional costs for supplemental retirement contributions into the Employee Savings Stock Investment and Ownership Plan. Excluding results of the pasta business and the one-time gain in 1999, the increase in gross margin reflected decreased costs for certain major raw materials, primarily cocoa, as well as lower returns, discounts, and allowances. The impact of these items was substantially offset by: higher transportation costs; higher warehousing costs related to increasing storage and shipping capacity and increased storage and handling rates; and increased costs for the disposal of obsolete packaging and aged inventory.

Selling, marketing and administrative expenses decreased by 1% in 2000, primarily reflecting the divestiture of the pasta business and the inclusion in 2000 of a one-time gain of $7.3 million arising from the exchange of certain corporate aircraft. Increased marketing expenditures for the introduction of new products and international exports as well as higher software amortization costs substantially offset these items.

Net interest expense was $.1 million below the comparable period of 1999, primarily as a result of the interest rate swap and forward agreements entered into in October 1999 and higher interest income. An increase in short-term interest expense, related to higher borrowing rates and increased short-term borrowings, and lower capitalized interest substantially offset these items.

Excluding the provision for income taxes associated with the gain on the sale of the Corporation's pasta business, the effective income tax rate was 39.0% in 2000 and 1999.

Net income for the first six months of 2000 of $111.2 million was 60% below the prior year and net income per share - diluted of $.80 per share was $1.13 below the prior year. Prior year net income included an after tax gain of $165.0 million, or $1.16 per share - diluted, on the sale of the Corporation's pasta business.

Liquidity and Capital Resources
-------------------------------

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first six months of 2000, the Corporation's cash and cash equivalents decreased by $82.9 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to repurchase $73.1 million of the Corporation's Common Stock, pay cash dividends of $70.1 million, and finance capital expenditures and capitalized software additions of $65.0 million.

The ratio of current assets to current liabilities was 1.7:1 as of July 2, 2000, and 1.8:1 as of December 31, 1999. The Corporation's capitalization ratio (total short-term and long-term debt as a percentage of stockholders' equity, short-term and long-term debt) was 52% as of July 2, 2000, and 50% as of December 31, 1999.

As of July 2, 2000, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $500.0 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of $24.4 million and $25.0 million, respectively, as of July 2, 2000 and December 31, 1999.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of July 2, 2000, $250 million of debt securities remained available for issuance under the August 1997 Registration
Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of July 2, 2000, the Corporation's principal capital commitments included manufacturing capacity expansion, modernization and efficiency improvements. The Corporation anticipates that capital expenditures will be in the range of $150 million to $170 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions. Such expenditures will be financed with cash provided from operations and short-term borrowings.

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

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of July 2, 2000. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $11.1 million as of December 31, 1999, to $8.0 million as of July 2, 2000. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

Safe Harbor Statement
---------------------

The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential" among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income and sales taxes; market demand for new and existing products; raw material costs; and the Corporation's ability to fully remedy the problems and avoid the increased costs encountered since implementing changes to the customer service, warehousing, and order fulfillment processes and systems in the third quarter of 1999; the ability to restore customer service to historical levels; the effects service levels and other factors have on future customer demand; and the ability to complete construction and commence operations of new warehousing facilities on schedule.

                           PART II - OTHER INFORMATION

Items 2, 3, 4 and 5 have been omitted as not applicable.

Item 1 - Legal Proceedings
--------------------------

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The Notice pertains to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS proposed an assessment for the disallowance of interest expense deductions associated with the underlying life insurance policies. The total impact of the disallowance was approximately $62.5 million, including interest as of July 2, 2000. The Corporation may be subject to additional assessments for federal and state tax and interest payments for years 1997 and 1998. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program. The Corporation filed a protest of the proposed deficiency with the Appeals section of the IRS in April 1999 and continues to vigorously defend its position on this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)       Exhibits
         --------

         The following items are attached and incorporated herein by reference:

         Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended July 2, 2000 and July 4, 1999.

         Exhibit 27 - Financial Data Schedule for the period ended July 2, 2000 (required for electronic filing only).

b)       Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three-month period ended July 2, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HERSHEY FOODS CORPORATION
                                        -------------------------
                                              (Registrant)




Date   August 9, 2000                    /s/  William F. Christ
       --------------                 ----------------------------------
                                          William F. Christ
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer





Date   August 9, 2000                    /s/  David W. Tacka
       --------------                 ---------------------------------
                                          David W. Tacka
                                          Vice President, Corporate Controller
                                          and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit 12    -  Computation of Ratio of Earnings to Fixed Charges

Exhibit 27    -  Financial Data Schedule for the period ended July 2, 2000
                 (required for electronic filing only)