Form 10-Q
period 2000-10-01
HERSHEY FOODS CORP
filed 2000-11-09
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______

Commission file number 1-183

HERSHEY FOODS CORPORATION

State of Incorporation--Delaware	IRS Employer Identification No. 23-0691590

100 Crystal A Drive, Hershey, PA 17033
Registrant's telephone number: 717-534-6799

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 105,674,819 shares, as of October 30, 2000. Class B Common Stock, $1 par value - 30,441,858 shares, as of October 30, 2000.

Exhibit Index - Page 14

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
	For the Three Months Ended
	October 1, 2000	October 3, 1999
Net Sales	$1,196,755	$1,066,695
Costs and Expenses:
Cost of sales	696,431	634,042
Selling, marketing and administrative	303,688	268,575
Total costs and expenses	1,000,119	902,617
Income before Interest and Income Taxes	196,636	164,078
Interest expense, net	21,152	20,507
Income before Income Taxes	175,484	143,571
Provision for income taxes	68,079	55,993
Net Income	$ 107,405	$ 87,578
Net Income Per Share - Basic	$ .78	$ .63
Net Income Per Share - Diluted	$ .78	$ .62
Average Shares Outstanding - Basic	136,836	139,504
Average Shares Outstanding - Diluted	137,690	140,834
Cash Dividends Paid per Share:
Common Stock	$ .2800	$ .2600
Class B Common Stock	$ .2525	$ .2350

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
	For the Nine Months Ended
	October 1, 2000	October 3, 1999
Net Sales	$3,026,074	$2,865,086
Costs and Expenses:
Cost of sales	1,803,598	1,709,002
Selling, marketing and administrative	808,210	776,700
Gain on sale of business	---	(243,785)
Total costs and expenses	2,611,808	2,241,917
Income before Interest and Income Taxes	414,266	623,169
Interest expense, net	56,525	55,962
Income before Income Taxes	357,741	567,207
Provision for income taxes	139,160	204,904
Net Income	$ 218,581	$ 362,303
Net Income Per Share-Basic	$ 1.59	$ 2.58

Net Income Per Share-Diluted	$ 1.58	$ 2.55

Average Shares Outstanding-Basic	137,568	140,451

Average Shares Outstanding-Diluted	138,480	141,841

Cash Dividends Paid per Share:
Common Stock	$ .8000	$ .7400
Class B Common Stock	$ .7225	$ .6700
The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
ASSETS	October 1, 2000	December 31, 1999
Current Assets:
Cash and cash equivalents	$ 44,310	$ 118,078
Accounts receivable - trade	565,252	352,750
Inventories	649,855	602,202
Deferred income taxes	85,267	80,303
Prepaid expenses and other	157,644	126,647
Total current assets	1,502,328	1,279,980
Property, Plant and Equipment, at cost	2,655,627	2,572,268
Less-accumulated depreciation and amortization	(1,145,329)	(1,061,808)
Net property, plant and equipment	1,510,298	1,510,460
Intangibles Resulting from Business Acquisitions	437,439	450,165
Other Assets	97,831	106,047
Total assets	$ 3,547,896	$ 3,346,652

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 135,686	$ 136,567
Accrued liabilities	321,457	292,497
Accrued income taxes	22,544	72,159
Short-term debt	458,012	209,166
Current portion of long-term debt	595	2,440
Total current liabilities	938,294	712,829
Long-term Debt	877,803	878,213
Other Long-term Liabilities	323,073	330,938
Deferred Income Taxes	309,126	326,045
Total liabilities	2,448,296	2,248,025
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2000 and 1999	---	---
Common Stock, shares issued:
149,509,014 in 2000 and 149,506,964 in 1999	149,508	149,507
Class B Common Stock, shares issued:
30,441,858 in 2000 and 30,443,908 in 1999	30,442	30,443
Additional paid-in capital	24,921	30,079
Unearned ESOP compensation	(19,959)	(22,354)
Retained earnings	2,624,342	2,513,275
Treasury-Common Stock shares at cost:
43,855,020 in 2000 and 41,491,253 in 1999	(1,654,290)	(1,552,708)
Accumulated other comprehensive loss	(55,364)	(49,615)
Total stockholders' equity	1,099,600	1,098,627
Total liabilities and stockholders' equity	$ 3,547,896	$ 3,346,652

The accompanying notes are an integral part of these balance sheets.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
	For the Nine Months Ended
	October 1, 2000	October 3, 1999
Cash Flow Provided from (Used by) Operating Activities
Net Income	$218,581	$362,303
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	131,122	121,613
Deferred income taxes	(21,883)	9,259
Gain on sale of business, net of tax of $78,769	---	(165,016)
Changes in assets and liabilities, net of effects from business divestiture:
Accounts receivable - trade	(212,502)	(77,584)
Inventories	(47,653)	(145,853)
Accounts payable	(881)	(13,816)
Other assets and liabilities	(59,228)	(42,982)
Net Cash Flows Provided from Operating Activities	7,556	47,924

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(100,627)	(91,175)
Capitalized software additions	(4,204)	(22,202)
Proceeds from divestiture	---	450,000
Other, net	(2,402)	12,123
Net Cash Flows (Used by) Provided from Investing Activities	(107,233)	348,746

Cash Flows Provided from (Used by) Financing Activities
Net increase (decrease) in short-term debt	248,846	(87)
Long-term borrowings	144	1,806
Repayment of long-term debt	(2,517)	(284)
Cash dividends paid	(107,514)	(101,506)
Exercise of stock options	5,579	17,540
Incentive plan transactions	(18,698)	---
Repurchase of Common Stock	(99,931)	(310,267)
Net Cash Flows Provided from (Used by) Financing Activities	25,909	(392,798)

(Decrease) Increase in Cash and Cash Equivalents	(73,768)	3,872
Cash and Cash Equivalents, beginning of period	118,078	39,024
Cash and Cash Equivalents, end of period	$ 44,310	$ 42,896

Interest Paid	$ 69,278	$ 71,520
Income Taxes Paid	$209,456	$133,485

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.		BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2000 presentation. Operating results for the nine months ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For more information, refer to the consolidated financial statements and footnotes included in the Corporation's 1999 Annual Report on Form 10-K.

2.		INTEREST EXPENSE

Interest expense, net consisted of the following:
	For the Nine Months Ended
	October 1, 2000	October 3, 1999
	(in thousands of dollars)
Interest expense	$59,973	$59,248
Interest income	(3,428)	(2,072)
Capitalized interest	(20)	(1,214)
Interest expense, net	$56,525	$55,962

3.		NET INCOME PER SHARE
A total of 43,855,020 shares were held as Treasury Stock as of October 1, 2000.

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," Basic and Diluted Earnings per Share are computed based on the weighted average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the Three Months Ended	October 1, 2000	October 3, 1999
In thousands except per share amounts
Net Income	$ 107,405	$ 87,578
Weighted average shares-basic	136,836	139,504
Effect of dilutive securities:
Employee stock options	841	1,274
Performance and restricted stock units	13	56
Weighted average shares - diluted	137,690	140,834
Net Income per share - basic	$ 0.78	$ 0.63
Net income per share-diluted	$ 0.78	$ 0.62

For the Nine Months Ended	October 1, 2000	October 3, 1999
In thousands except per share amounts
Net Income	$218,581	$362,303
Weighted average shares-basic	137,568	140,451
Effect of dilutive securities:
Employee stock options	899	1,334
Performance and restricted stock units	13	56
Weighted average shares-diluted	138,480	141,841
Net income per share - basic	$ 1.59	$ 2.58
Net income per share-diluted	$ 1.58	$ 2.55

For the quarter and nine months ended October 1, 2000, employee stock options for 1,798,700 shares and 5,534,550 shares, respectively were anti-dilutive and were excluded from the earnings per share calculation.

For the quarter and nine months ended October 3, 1999, employee stock options for 1,933,700 shares were anti-dilutive and were excluded from the earnings per share calculation.
4.		COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

For the Three Months Ended	October 1, 2000	October 3, 1999
In thousands except per share amounts
Net Income	$107,405	$ 87,578
Other comprehensive income (loss):
Foreign currency translation adjustments	(670)	(1,344)
Comprehensive income	$106,735	$ 86,234

For the Nine Months Ended	October 1, 2000	October 3, 1999
In thousands except per share amounts
Net Income	$ 218,581	$ 362,303
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,749)	7,941
Comprehensive income	$ 212,832	$ 370,244

5.		INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	October 1, 2000	December 31, 1999
	(in thousands of dollars)
Raw materials	$ 273,265	$ 270,711
Goods in process	48,523	49,412
Finished goods	374,062	365,575
Inventories at FIFO	695,850	685,698
Adjustment to LIFO	(45,995)	(83,496)
Total inventories	$ 649,855	$ 602,202

6.		LONG-TERM DEBT

In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of October 1, 2000, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

7.		FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 1, 2000 and December 31, 1999, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $878.4 million as of October 1, 2000, compared to a fair value of $865.9 million, based on quoted market prices for the same or similar debt issues .

As of October 1, 2000, the Corporation had foreign exchange forward contracts maturing in 2000, 2001 and 2002 to purchase $48.6 million in foreign currency, primarily British sterling, and to sell $23.2 million in foreign currency, primarily Japanese yen and Canadian dollars, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of October 1, 2000, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

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
Any interest rate differential on interest rate swaps and forward agreements is recognized as an adjustment to interest expense over the term of each agreement. As of October 1, 2000, the fair value of interest rate swaps and forward agreements approximated the contract value. The Corporation's risk related to swaps and forward agreements is limited to the cost of replacing such agreements at prevailing market rates.

8.		DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133). Subsequently, the FASB issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000, but may be implemented as of the beginning of any fiscal quarter after issuance. Retroactive application is not permitted. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997. Changes in accounting methods will be required for derivative instruments utilized by the Corporation to hedge commodity price, foreign currency exchange rate and interest rate risks. Such derivatives include commodity futures contracts, foreign exchange forward contracts and interest rate swaps and forward agreements.

The Corporation anticipates the adoption of SFAS No. 133 as of January 1, 2001. As of October 1, 2000, net deferred losses on derivatives of approximately $56.5 million after tax would have been reported as a component of other comprehensive loss and classified as accumulated other comprehensive loss on the consolidated balance sheets upon adoption of SFAS No. 133. The adoption of SFAS No. 133 is not expected to have a material impact on the Corporation's results of operations.

9.		CURRENT AND PENDING ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, (SAB No. 101) Revenue Recognition. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The Corporation's revenue recognition policies are in compliance with the provisions of SAB No. 101.

In May 2000, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement, and income statement classification for various types of sales incentives including: discounts, coupons, rebates and free products. The Corporation will adopt this consensus in accordance with EITF transition requirements which currently are effective in the fourth quarter of 2000. The impact on the Corporation's consolidated financial statements of this consensus along with pending consensus on other similar EITF issues is still being evaluated. However, certain items previously included in selling, marketing and administrative expenses on the consolidated statements of income will be recorded as a reduction to net sales. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.

10.		SHARE REPURCHASES

In October 1999, the Corporation's Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation's Common Stock. During the first nine months of 2000, a total of 2,284,539 shares of Common Stock were repurchased, including 572,553 shares completing an earlier repurchase program approved in February 1999, and 1,711,986 shares under the October 1999 program. As of October 1, 2000, a total of 43,855,020 shares were held as Treasury Stock and $124.5 million remained available for repurchases of Common Stock under the repurchase program approved in October 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Third Quarter 2000 vs. Third Quarter 1999

Consolidated net sales for the third quarter increased from $1,066.7 million in 1999 to $1,196.8 million in 2000, an increase of 12% from the prior year. The higher sales primarily reflected an increase in sales of core confectionery and grocery products in the United States, incremental sales from the introduction of new confectionery products, increased international exports, and lower returns, discounts, and allowances. In 2000, certain international distributor allowances were netted against sales instead of being reported in selling, marketing and administrative expenses as in 1999.

The consolidated gross margin increased from 40.6% in 1999 to 41.8% in 2000. Gross margin in 1999 would have been .3 percentage points lower if certain international distributor allowances were reclassified and reported as discussed above for 2000. The increase in gross margin reflected decreased costs for certain major raw materials, primarily cocoa, as well as lower returns, discounts, and allowances. The impact of these items was partially offset by higher freight, distribution and warehousing costs.

Selling, marketing and administrative expenses increased by 13% in 2000, primarily reflecting increased marketing expenditures for core confectionery brands and international exports, higher provisions for incentive compensation reflecting improved operating performance, and increased administrative expenses due to higher staffing levels to support sales and customer service activity in North America and the international export business.

Net interest expense in the third quarter of 2000 was $.6 million above the comparable period of 1999, primarily as a result of higher short-term interest expense reflecting increased average short-term borrowings and borrowing rates.

The third quarter effective income tax rate decreased from 39.0% in 1999 to 38.8% in 2000.

Results of Operations - First Nine Months 2000 vs. First Nine Months 1999
Consolidated net sales for the first nine months of 2000 increased from $2,865.1 million in 1999 to $3,026.1 million in 2000, an increase of $161.0 million or 6% from the prior year. The higher sales primarily reflected an increase in sales of core confectionery and grocery products in North America, incremental sales from the introduction of new confectionery products, increased international exports, and lower returns, discounts, and allowances. In 2000, certain international distributor allowances were netted against sales instead of being reported in selling, marketing and administrative expenses as in 1999. The first nine months of 1999 included $29.3 million in net sales related to the Corporation's pasta business, which was divested in January 1999.

The consolidated gross margin was 40.4% in 2000 and 1999. Gross margin in 1999 benefited .5 percentage points from the inclusion in cost of sales of a one-time $12.5 million gain from revisions to the Corporation's retiree medical plan, and results of the pasta business. In addition, gross margin in 1999 would have been .3 percentage points lower if certain international distributor allowances were reclassified and reported as discussed above for 2000. Excluding results of the pasta business and the one-time gain in 1999, the increase in gross margin reflected decreased costs for certain major raw materials, primarily cocoa, as well as lower returns, discounts, and allowances. The impact of these items was offset partially by higher freight, distribution and warehousing costs primarily related to increased fuel costs and expanded warehousing capacity and increased costs related to the disposal of obsolete packaging and aged finished goods inventory.

Selling, marketing and administrative expenses increased by 4% in 2000, primarily reflecting: increased marketing expenditures for core confectionery brands, international exports, and the introduction of new products; increased administrative expenses due to higher staffing levels to support sales and customer service activity in North American and international businesses; higher software amortization costs; and higher provisions for incentive compensation reflecting improved operating performance in 2000. The impact of these items was offset partially by the divestiture of the pasta business and the inclusion in administrative expense in 2000 of a one-time gain of $7.3 million arising from the exchange of certain corporate aircraft.

Net interest expense was $.6 million above the comparable period of 1999, primarily as a result of higher short-term interest expense related to increased average short-term borrowings and borrowing rates, and lower capitalized interest. The impact of these items was offset partially by lower fixed interest expense as a result of the interest rate swap and forward agreements entered into in October 1999 and higher interest income.
Excluding the provision for income taxes associated with the gain on the sale of the Corporation's pasta business, the effective income tax rate decreased from 39.0% in 1999 to 38.9% in 2000.

Net income for the first nine months of 2000 of $218.6 million was 40% below the prior year and net income per share - diluted of $1.58 per share was $0.97 below the prior year. Prior year net income included an after-tax gain of $165.0 million, or $1.16 per share - diluted, on the sale of the Corporation's pasta business.

Liquidity and Capital Resources
Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first nine months of 2000, the Corporation's cash and cash equivalents decreased by $73.8 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to repurchase $99.9 million of the Corporation's Common Stock, pay cash dividends of $107.5 million, and finance capital expenditures and capitalized software additions of $104.8 million.

The ratio of current assets to current liabilities was 1.6:1 as of October 1, 2000, and 1.8:1 as of December 31, 1999. The Corporation's capitalization ratio (total short-term and long-term debt as a percentage of stockholders' equity, short-term and long-term debt) was 55% as of October 1, 2000, and 50% as of December 31, 1999.

As of October 1, 2000, the Corporation maintained a committed credit facility agreement with a syndicate of banks in the amount of $500.0 million which could be borrowed directly or used to support the issuance of commercial paper. The Corporation has the option to increase the credit facility by $1.0 billion with the concurrence of the banks. The Corporation also had lines of credit with domestic and international commercial banks in the amount of $24.4 million and $25.0 million, respectively, as of October 1, 2000 and December 31, 1999.

In March 1997, the Corporation issued $150 million of 6.95% Notes under a November 1993 Registration Statement. In August 1997, the Corporation issued $150 million of Notes and $250 million of Debentures under the November 1993 and August 1997 Registration Statements. As of October 1, 2000, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

As of October 1, 2000, the Corporation's principal capital commitments included manufacturing capacity expansion, modernization and efficiency improvements. The Corporation anticipates that capital expenditures will be in the range of $150 million to $170 million per annum during the next several years as a result of continued modernization of existing facilities and capacity expansion to support new products and line extensions. Such expenditures will be financed with cash provided from operations and short-term borrowings.

In July 1999, the Corporation entered into an operating lease agreement for the purpose of financing construction of a warehouse and distribution facility located on land owned by the Corporation near Hershey, Pennsylvania. Under the agreement, the lessor paid for construction costs totaling $61.7 million. The lease term is six years, including the construction period. The lease provides for a substantial residual guarantee and includes an option to purchase the facility at original cost.

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to years 1989 through 1996. The Notice pertained to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency of $61.2 million, including interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program and will continue to vigorously defend its position on this matter.

Subsequent Event
In November 2000, the Corporation entered into an agreement with Nabisco, Inc. to acquire Nabisco's intense and breath freshener mints and gum businesses, which had 1999 sales of approximately $270 million.

Under the agreement, the Corporation will pay $135 million to acquire the businesses, including Ice Breakers and Breath Savers Cool Blasts intense mints, Breath Savers mints, and Ice Breakers, Care*free, Stick*free , Bubble Yum and Fruit Stripe gums. Also included in the purchase is Nabisco's gum-manufacturing plant in Las Piedras, Puerto Rico.

The purchase of these businesses by the Corporation is conditional upon consummation of the acquisition of Nabisco Holdings Corp. by Philip Morris Companies Inc. (which is subject to Federal Trade Commission (FTC) approval) and FTC approval of the sale of these businesses to the Corporation, as well as other customary closing conditions. The parties expect to complete the transaction by the end of the year.

Safe Harbor Statement
The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential" among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income and sales taxes; market demand for new and existing products; changes in raw material costs; and the Corporation's ability to implement improvements and to reduce costs associated with the Corporation's customer service, warehousing and order fulfillment processes and systems.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swaps and forward agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of October 1, 2000. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $11.1 million as of December 31, 1999, to $3.6 million as of October 1, 2000. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION
Items 2 through 4 have been omitted as not applicable.
Item 1 - Legal Proceedings

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The Notice pertains to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency of $61.2 million, including interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. The Corporation may be subject to additional assessments for federal and state taxes and interest for years 1997 and 1998. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program and will continue to vigorously defend its position on this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 5 - Other Information

In November 2000, the Corporation entered into an agreement with Nabisco, Inc. to acquire Nabisco's intense and breath freshener mints and gum businesses, which had 1999 sales of approximately $270 million.

Under the agreement, the Corporation will pay $135 million to acquire the businesses, including Ice Breakers and Breath Savers Cool Blasts intense mints, Breath Savers mints, and Ice Breakers, Care*free, Stick*free , Bubble Yum and Fruit Stripe gums. Also included in the purchase is Nabisco's gum-manufacturing plant in Las Piedras, Puerto Rico.

The purchase of these businesses by the Corporation is conditional upon consummation of the acquisition of Nabisco Holdings Corp. by Philip Morris Companies Inc. (which is subject to Federal Trade Commission (FTC) approval) and FTC approval of the sale of these businesses to the Corporation, as well as other customary closing conditions. The parties expect to complete the transaction by the end of the year.

Item 6 - Exhibits and Reports on Form 8-K
a)	Exhibits

The following items are attached and incorporated herein by reference:

	Exhibit 12	Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 1, 2000 and October 3, 1999.

	Exhibit 27	Financial Data Schedule for the period ended October 1, 2000 (required for electronic filing only).

	Exhibit 99	Press release announcing that in November 2000 the Corporation entered into an agreement with Nabisco, Inc. to acquire Nabisco's intense and breath freshener mints and gum businesses.

b)	Reports on Form 8-K No reports on Form 8-K were filed during the three-month period ended October 1, 2000.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
HERSHEY FOODS CORPORATION
(Registrant)

Date November 9, 2000	/s/ William F. Christ William F. Christ Senior Vice President, Chief Financial Officer and Treasurer

Date November 9, 2000	/s/ David W. Tacka David W. Tacka Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX
Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 27	Financial Data Schedule for the period ended October 1, 2000 (required for electronic filing only)

Exhibit 99	Press release announcing that in November 2000 the Corporation entered into an agreement with Nabisco, Inc. to acquire Nabisco's intense and breath freshener mints and gum businesses.