Form 10-K
period 2000-12-31
HERSHEY FOODS CORP
filed 2001-03-15
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

Commission File Number 1-183

Registrant, State of Incorporation, Address and Telephone Number

HERSHEY FOODS CORPORATION
(a Delaware Corporation)

100 Crystal A Drive
Hershey, Pennsylvania 17033
(717) 534-6799

I.R.S. Employer Identification Number 23-0691590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, one dollar par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Class B Common Stock, one dollar par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |  |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of a specified date within 60 days prior to the date of filing.

Common Stock, one dollar par value — $5,943,458,722 as of February 26, 2001.

Class B Common Stock, one dollar par value —  $8,683,660 as of February 26, 2001. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on February 26, 2001.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value — 106,049,141 shares, as of February 26, 2001.

Class B Common Stock, one dollar par value — 30,441,858 shares, as of February 26, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

The Corporation’s Annual Report to Stockholders for the year ended December 31, 2000 is included as Appendix A to the Corporation’s Proxy Statement for the Corporation’s 2001 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into Part II and filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.

PART I

Item 1. BUSINESS

         Hershey Foods Corporation and its subsidiaries (the “Corporation”) are engaged in the manufacture, distribution and sale of consumer food products. The Corporation produces and distributes a broad line of chocolate and non-chocolate confectionery and grocery products.

         The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

         In December 2000, the Corporation completed the purchase of the intense and breath freshener mints and gum businesses of Nabisco, Inc. The Corporation paid $135.0 million to acquire the businesses, including ICE BREAKERS and BREATH SAVERS COOL BLASTS intense mints, BREATH SAVERS mints, and ICE BREAKERS, CAREFREE, STICK*FREE, BUBBLE YUM and FRUIT STRIPE gums. Also included in the purchase were manufacturing machinery and equipment and a gum-manufacturing plant in Las Piedras, Puerto Rico. These businesses had sales of approximately $270 million in 1999.

         The Corporation’s principal product groups include: chocolate and non-chocolate confectionery products sold in the form of bar goods, bagged items and boxed items; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Corporation believes it is a leader in these product groups in North America. Operating profit margins vary considerably among individual products and brands. Generally, such margins on chocolate and non-chocolate confectionery products are greater than those on grocery products.

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

         The Corporation manufactures and/or markets a line of grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY'S, REESE'S and HEATH baking pieces, HERSHEY'S drink boxes, HERSHEY'S chocolate milk mix, HERSHEY'S cocoa, HERSHEY'S CHOCOLATE SHOPPE ice cream toppings, HERSHEY'S HOT COCOA COLLECTION hot cocoa mix, HERSHEY'S syrup and REESE'S peanut butter. HERSHEY'S chocolate and strawberry flavored milks are produced and sold under license by various dairies throughout the United States, using milk mixes manufactured by the Corporation. Baking and various other products are produced and sold under the HERSHEY'S and REESE'S brand names by third parties who have been granted licenses by the Corporation to use these trademarks.

         The Corporation’s products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 2000, sales to Wal-Mart Stores, Inc. and Subsidiaries amounted to approximately 17% of the Corporation’s total net sales.

         In Japan, the Philippines, Korea and China, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also markets confectionery and grocery products in over 90 countries worldwide.

         The Corporation’s marketing strategy is based upon the consistently superior quality of its products, mass distribution and the best possible consumer value in terms of price and weight. In addition, the Corporation devotes considerable resources to the identification, development, testing, manufacturing and marketing of new products. The Corporation utilizes a variety of promotional programs for customers and advertising and promotional programs for consumers. The Corporation employs promotional programs at various times during the year to stimulate sales of certain products. Chocolate and non-chocolate confectionery and grocery seasonal and holiday-related sales have typically been highest during the third and fourth quarters of the year.

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

         The most significant raw material used in the production of the Corporation’s chocolate products is cocoa beans. This commodity is imported principally from West African, South American and Far Eastern equatorial regions. West Africa accounts for approximately 70% of the world’s crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Corporation buys a mix of cocoa beans to meet its manufacturing requirements.

         The table below sets forth annual average cocoa prices as well as the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Board of Trade. Because of the Corporation’s forward purchasing practices discussed below, and premium prices paid for certain varieties of cocoa beans, these average futures contract prices are not necessarily indicative of the Corporation’s average cost of cocoa beans or cocoa products.

Cocoa Futures Contract Prices
(cents per pound)

	1996	1997	1998	1999	2000

Annual Average	62.1	70.0	72.7	48.8	37.9
High	64.4	77.2	78.3	62.7	40.1
Low	57.4	59.1	65.5	39.6	34.4

         Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

                  The Federal Agricultural and Improvement Reform Act of 1996, which is a seven-year farm bill, impacts the prices of sugar, peanuts and milk because it sets price support levels for these commodities.

         The price of sugar, the Corporation's second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under the above referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained in a range of 25¢ to 32¢ per pound for the past ten years. Peanut and almond prices remained near normal levels throughout 2000. Milk prices moderated in 2000 as a result of strong milk production. The Corporation believes that the supply of raw materials is adequate to meet its manufacturing requirements.

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

         The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Corporation's rights under these agreements are extendible on a long-term basis at the Corporation's option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 2000. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option, subject to certain conditions, including minimum unit volume sales. In 2000, the minimum volume requirements were exceeded. The Corporation has an agreement with an affiliate of Huhtamäki Oy (Huhtamaki) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS confectionery products worldwide. The Corporation's rights under this agreement are extendible on a long-term basis at the Corporation's option.

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

Backlog of Orders

         The Corporation manufactures primarily for stock and fills customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to total annual sales, nor are the changes from time to time significant, aside from the third quarter of 1999 when a significant backlog of orders resulted from customer service and order fulfillment problems encountered during the start-up of new business systems and processes.

Research and Development

         The Corporation engages in a variety of research activities. These principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Information concerning the Corporation's research and development expense is contained in Note 1 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, which information is incorporated herein by reference and filed as Exhibit 13 hereto.

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

Employees

         As of December 31, 2000, the Corporation had approximately 14,300 full-time and 1,400 part-time employees, of whom approximately 6,300 were covered by collective bargaining agreements. The Corporation considers its employee relations to be good.

Financial Information by Geographic Area

         Information concerning the Corporation's geographic segments is contained in Note 15 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Safe Harbor Statement

         The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including income taxes; market demand for new and existing products; changes in raw material costs; and the Corporation's ability to implement improvements to and reduce costs associated with the Corporation's customer service, warehousing and order fulfillment processes and systems.

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

Item 3. LEGAL PROCEEDINGS

         In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The Notice pertained to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency of $61.2 million, including interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. The Corporation may be subject to additional assessments for federal taxes and interest for years 1997 and 1998 and for state taxes and interest for 1989 through 1998. The Corporation believes that it has fully complied with the tax law as it relates to its COLI program, has filed for the refund of amounts paid and will continue to seek favorable resolution of this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

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

Item 6. SELECTED FINANCIAL DATA

         The following information, for the five years ended December 31, 2000, found in the section "Eleven-Year Consolidated Financial Summary" on pages A-34 through A-36 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto: Net Sales; Income from Continuing Operations Before Accounting Changes; Income Per Share from Continuing Operations Before Accounting Changes - Basic (excluding Notes i and j); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The section "Management's Discussion and Analysis of Financial Condition and Results of Operations," found on pages A-1 through A-11 of the Corporation's Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto.

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

1. Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998. (Page A-12)
2. Consolidated Balance Sheets as of December 31, 2000 and 1999. (Page A-13)
3. Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998. (Page A-14)
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998. (Page A-15)
5. Notes to Consolidated Financial Statements (Pages A-16 through A-31), including "Quarterly Data (Unaudited)." (Page A-31)
6. Report of Independent Public Accountants. (Page A-33)

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

Executive Officers of the Corporation as of March 15, 2001

Name	Age	Positions Held During the Last Five Years

K. L. Wolfe	62	Chairman of the Board of Directors (2001); Chairman of the Board and Chief Executive Officer (1993)
R.H. Lenny (1)	49	President and Chief Executive Officer (2001)
W. F. Christ	60	Executive Vice President and Chief Operating Officer (2000); Senior Vice President, Chief Financial Officer and Treasurer (1997); Senior Vice President and Chief Financial Officer (1994)
R. M. Reese	51	Senior Vice President - Public Affairs, General Counsel and Secretary (1999); Vice President, General Counsel and Secretary (1995)
R. Brace	57	Vice President, Conversion and Procurement (2000); Senior Vice President, Operations (1999); Vice President, Operations (1997); Vice President, Manufacturing, Hershey Chocolate North America (1995)
J. R. Canavan (2)	53	Vice President, Human Resources (1999)
J. F. Carr	56	Vice President, Research Services and Special Operations (1999); President, Hershey Pasta and Grocery Group (1997); President, Hershey International (1994)
F. Cerminara	52	Vice President, Chief Financial Officer and Treasurer (2000); Vice President, Procurement (1994)
G. F. Davis (3)	53	Vice President and Chief Information Officer (2000)
M. H. Holmes	56	Vice President, U. S. Marketing (2000); Vice President and General Manager, Chocolate (1994)
M. T. Matthews	55	Vice President, U. S. Sales (1989)
D. W. Tacka	47	Vice President, Corporate Controller and Chief Accounting Officer (2000); Corporate Controller and Chief Accounting Officer (1995)

         There are no family relationships among any of the above-named officers of the Corporation.

         (1) Mr. Lenny was elected President and Chief Executive Officer effective March 12, 2001. Prior to joining the Corporation he was Group Vice President, Kraft Foods, Inc. and President, Nabisco Biscuit and Snacks (2000); President, Nabisco Biscuit Company (1998); President, Pillsbury North America (1996).

         (2) Mr. Canavan was elected Vice President, Human Resources effective January 1, 1999. Prior to joining the Corporation he was Vice President, Staffing, IBM United States Corporation in New York (1998) and Vice President, Human Resources, IBM North America (1993).

         (3) Mr. Davis was elected Vice President and Chief Information Officer effective December 14, 2000. Prior to joining the Corporation he was Vice President - Global Infrastructure Services, Computer Sciences Corporation (2000); Director - Global Infrastructure Services, Computer Sciences Corporation (1999); Executive Director - Global Infrastructure and Financial Systems, Pratt and Whitney (1998); Chief Information Officer, Rocco Inc. (1992).

         Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors in April.

         Reporting of any inadvertent late filings of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement entitled "Section 16(a) Beneficial Ownership Reporting Compliance."

Item 11. EXECUTIVE COMPENSATION

         Information concerning compensation of the named executive officers, including the Chairman of the Board and Chief Executive Officer, of the Corporation individually, and compensation of directors, is set forth in the sections "2000 Executive Compensation" and "Directors' Compensation" in the Proxy Statement. This information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning ownership of the Corporation's voting securities by certain beneficial owners, individual nominees for director and by management, including the five most highly-compensated executive officers and one appointed officer, is set forth in the section "Voting Securities" in the Proxy Statement. This information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning "Certain Relationships and Related Transactions" is set forth in the sections entitled "Certain Transactions and Relationships" and "Transactions with Management and Others" in the Proxy Statement. This information is incorporated herein by reference.

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

Item 14(a)(2): Financial Statement Schedule

         The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 2000, 1999 and 1998 is filed herewith on the indicated page in response to Item 14(d):

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

         (4) Instruments defining the rights of security holders, including indentures

            a.   Stockholder Protection Rights Agreement between Hershey Foods Corporation and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is attached hereto and filed as Exhibit 4.1.

            b.   The Corporation has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis. These classes consist of the following:
1) 6.7% Notes due 2005
2) 6.95% Notes due 2007
3) 6.95% Notes due 2012
4) 8.8% Debentures due 2021
5) 7.2% Debentures due 2027
6) Other Obligations

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

b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation.

c. Cadbury Trademark & Technology License Agreement among Hershey Foods Corporation and Cadbury Schweppes Inc. (now CBI Holdings, Inc.) and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

d. The Amended and Restated 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Banc America Securities LLC as co-syndication agent, and Salomon Smith Barney Inc., as co-syndication agent and arranger is incorporated by reference from Exhibit 10.1 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The 364-day Credit Agreement was renewed in December 2000.

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

f. Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Corporation's Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                      Executive Compensation Plans and Management Contracts

g. Hershey Foods Corporation's Restated Key Employee Incentive Plan, incorporated by reference from Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 was amended in 2000, and a copy of the plan, as amended, is attached hereto and filed as Exhibit 10.1.

h. Hershey Foods Corporation's Restated Supplemental Executive Retirement Plan is attached hereto and filed as Exhibit 10.2.

i. Hershey Foods Corporation's Deferred Compensation Plan is incorporated by reference from Exhibit 10.3 to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

j. Hershey Foods Corporation's Directors' Compensation Plan is incorporated by reference from Exhibit 10 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 1997.

k. Hershey Foods Corporation's Executive Benefits Protection Plan (Group 3A), covering certain of its executive officers, is attached hereto and filed as Exhibit 10.3.

l. Separation Agreement and General Release entered into on December 11, 2000 between Hershey Foods Corporation and Michael F. Pasquale is attached hereto and filed as Exhibit 10.4.

         (12)  Computation of ratio of earnings to fixed charges statement

                          A computation of ratio of earnings to fixed charges for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 is filed as Exhibit 12 hereto.

         (13)   Annual report to security holders

                          The Corporation's Annual Report to Stockholders is included as Appendix A to the Proxy Statement and is filed as Exhibit 13 hereto.

         (14b)   Reports on Form 8-K

                    a.     A Current Report on Form 8-K was filed on December 11, 2000, announcing that Michael F. Pasquale, Executive Vice President and Chief Operating Officer and a member of the Board of Directors, resigned from those positions effective that date. The Corporation also announced that William F. Christ, Senior Vice President, Chief Financial Officer and Treasurer, would become Executive Vice President and Chief Operating Officer, and that Frank Cerminara would become Vice President, Chief Financial Officer and Treasurer.

                    b.     A Current Report on Form 8-K was filed on December 14, 2000, announcing that the Board of Directors of the Corporation unanimously adopted a Stockholder Protection Rights Agreement between the Corporation and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000. A copy of the Stockholder Protection Rights Agreement is attached hereto and filed as Exhibit 4.1.

         (21)   Subsidiaries of the Registrant

                          A list setting forth subsidiaries of the Corporation is filed as Exhibit 21 hereto.

         (23)   Consent of Independent Public Accountants

                          The consent to the incorporation of reports of the Corporation's Independent Public Accountants dated January 26, 2001, is filed as Exhibit 23 hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March 2001.

HERSHEY FOODS CORPORATION

By:	/s/ F. CERMINARA

F. Cerminara
Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ K. L. WOLFE K. L. Wolfe	Chairman of the Board of Directors	March 15, 2001
/s/ R. H. Lenny R. H. Lenny	President and Chief Executive Officer	March 15, 2001
/s/ F. CERMINARA F. Cerminara	Chief Financial Officer and Treasurer	March 15, 2001
/s/ D. W. TACKA D. W. Tacka	Chief Accounting Officer	March 15, 2001
/s/W. H. ALEXANDER W. H. Alexander	Director	March 15, 2001
/s/ R. H. CAMPBELL R. H. Campbell	Director	March 15, 2001
/s/ C. M. EVARTS, M.D. C. M. Evarts, M.D.	Director	March 15, 2001

Signature	Title	Date

/s/ B. G. HILL B. G. Hill	Director	March 15, 2001
/s/ J. C. JAMISON J.C. Jamison	Director	March 15, 2001
/s/ M.J. MCDONALD M.J. McDonald	Director	March 15, 2001
/s/ J. M. PIETRUSKI J. M. Pietruski	Director	March 15, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hershey Foods Corporation:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Hershey Foods Corporation's Proxy Statement for its 2001 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 15 in Item 14(a)(2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

New York, New York
January 26, 2001

Schedule II

HERSHEY FOODS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 1999 and 1998

(in thousands of dollars)

                                                       Additions

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves	Balance at End of Period

Year Ended December 31,2000: Reserves deducted in the balance sheet from the assets to which they apply:
Accounts Receivable - Trade.......	$16,941	$8,531	$1,362	$(10,830)	$16,004

Year Ended December 31,1999: Reserves deducted in the balance sheet from the assets to which they apply:
Accounts Receivable - Trade.......	$19,941	$2,629	$597	$(6,226) (b)	$16,941

Year Ended December 31,1998: Reserves deducted in the balance sheet from the assets to which they apply:
Accounts Receivable - Trade.......	$15,843	$5,540	$(210)	$(1,232)	$19,941

     (a)  Includes recoveries of amounts previously written off.

     (b)  Includes reserves related to the Corporation's pasta business which was sold in January 1999.