Form 10-Q
period 2001-04-01
HERSHEY FOODS CORP
filed 2001-05-10
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 1, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________

Commission file number:    1-183

HERSHEY FOODS CORPORATION
100 Crystal A Drive
Hershey, PA 17033

Registrant's telephone number: 717-534-6799

State of Incorporation Delaware	IRS Employer Identification No. 23-0691590

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [ X ]      No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 106,203,533 shares, as of April 30, 2001.   Class B Common Stock, $1 par value - 30,441,858 shares, as of April 30, 2001.

Exhibit Index - Page 16

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                           HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands except per share amounts)

                                                     For the Three Months Ended
                                                     --------------------------
                                                       April 1,         April 2,
                                                         2001              2000
                                                       --------          --------

Net Sales                                        $    1,080,281     $     993,115
                                                    ------------       ------------
Costs and Expenses:
 Cost of sales                                          637,506           605,097
 Selling, marketing and administrative                  298,619           253,800
                                                    ------------       ------------
  Total costs and expenses                              936,125           858,897
                                                    ------------       ------------

Income before Interest and Income Taxes                 144,156           134,218

 Interest expense, net                                   17,297            17,530
                                                    ------------       ------------
Income before Income Taxes                              126,859           116,688

 Provision for income taxes                              47,953            45,508
                                                    ------------       ------------
Net Income                                       $       78,906     $      71,180
                                                    ============       ============
Net Income Per Share-Basic                       $          .58     $         .51
                                                    ============       ============
Net Income Per Share-Diluted                     $          .57     $         .51
                                                    ============       ============
Average Shares Outstanding-Basic                        136,750           138,455
                                                    ============       ============
Average Shares Outstanding-Diluted                      138,227           139,216
                                                    ============       ============
Cash Dividends Paid per Share:
  Common Stock                                   $        .2800     $       .2600
                                                    ============       ============
  Class B Common Stock                           $        .2525     $       .2350
                                                    ============       ============

The accompanying notes are an integral part of these statements.

                          HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 1, 2001 AND DECEMBER 31, 2000
                          (in thousands of dollars)

ASSETS                                                      2001                2000
                                                         ---------            --------
Current Assets:
  Cash and cash equivalents                        $       26,254     $        31,969
  Accounts receivable - trade                             308,519             379,680
  Inventories                                             624,805             605,173
  Deferred income taxes                                    76,463              76,136
  Prepaid expenses and other                               84,261             202,390
                                                      -------------      --------------
   Total current assets                                 1,120,302           1,295,348
                                                      -------------      --------------
Property, Plant and Equipment, at cost                  2,787,063           2,764,845
Less-accumulated depreciation and amortization         (1,213,050)         (1,179,457)
                                                      -------------      --------------
   Net property, plant and equipment                    1,574,013           1,585,388
                                                      -------------      --------------
Intangibles Resulting from Business
    Acquisitions, net                                     466,758             474,448
Other Assets                                              140,330              92,580
                                                      -------------      --------------
    Total assets                                   $    3,301,403     $     3,447,764
                                                      =============      ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                 $      147,936     $       149,232
  Accrued liabilities                                     330,487             358,067
  Accrued income taxes                                     44,620               1,479
  Short-term debt                                          49,599             257,594
  Current portion of long-term debt                           634                 529
                                                      -------------      --------------
       Total current liabilities                          573,276             766,901
Long-term Debt                                            877,510             877,654
Other Long-term Liabilities                               322,570             327,674
Deferred Income Taxes                                     297,224             300,499
                                                      -------------      --------------
       Total liabilities                                2,070,580           2,272,728
                                                      -------------      --------------

Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2001 and 2000                                     ---                 ---
  Common Stock, shares issued:
    149,509,014 in 2001 and 2000                          149,508             149,508
  Class B Common Stock, shares issued:
    30,441,858 in 2001 and 2000                            30,442              30,442
  Additional paid-in capital                                8,215              13,124
  Unearned ESOP compensation                              (18,362)            (19,161)
  Retained earnings                                     2,744,455           2,702,927
  Treasury-Common Stock shares at cost:
     43,223,356 in 2001 and 43,669,284 in 2000         (1,620,366)         (1,645,088)
  Accumulated other comprehensive loss                    (63,069)            (56,716)
                                                      -------------      --------------
      Total stockholders' equity                        1,230,823           1,175,036
                                                      -------------      --------------
      Total liabilities and stockholders' equity   $    3,301,403     $     3,447,764
                                                      =============      ==============

The accompanying notes are an integral part of these balance sheets.

                          HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of dollars)

                                                            For the Three Months Ended
                                                            --------------------------
                                                             April 1,           April 2,
                                                               2001               2000
                                                             --------           --------
Cash Flow Provided from (Used by)
    Operating Activities
    Net Income                                         $      78,906      $      71,180
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                         46,875             43,203
        Deferred income taxes                                 (4,141)           (11,259)
        Changes in assets and liabilities:
             Accounts receivable - trade                      71,161             39,285
             Inventories                                     (45,432)           (16,572)
             Accounts payable                                 (1,296)           (47,976)
             Other assets and liabilities                    104,808             14,975
                                                           ------------      ------------
Net Cash Flows Provided from Operating Activities            250,881             92,836
                                                          ------------       ------------
Cash Flows Provided from (Used by)
    Investing Activities
   Capital additions                                         (32,032)           (30,045)
   Capitalized software additions                             (1,125)            (1,652)
   Other, net                                                 11,079             (5,398)
                                                          ------------       ------------
Net Cash Flows (Used by) Investing Activities                (22,078)           (37,095)
                                                          ------------       ------------
Cash Flows Provided from (Used by)
    Financing Activities
   Net (decrease) in short-term debt                        (207,995)           (34,635)
   Long-term borrowings                                          ---                102
   Repayment of long-term debt                                   (76)              (192)
   Cash dividends paid                                       (37,378)           (35,182)
   Exercise of stock options                                  15,134                658
   Incentive plan transactions                                (4,203)            (2,670)
  Repurchase of Common Stock                                     ---            (55,342)
                                                          ------------       ------------
Net Cash Flows (Used by) Financing Activities               (234,518)          (127,261)
                                                          ------------       ------------

(Decrease) in Cash and Cash Equivalents                       (5,715)           (71,520)
Cash and Cash Equivalents, beginning of period                31,969            118,078
                                                          ------------       ------------
Cash and Cash Equivalents, end of period               $      26,254      $      46,558
                                                          ============       ============

 ========================================================================================

Interest Paid                                          $      30,109      $      29,613
                                                         ============       ============
Income Taxes Paid                                      $       1,852      $      58,484
                                                         ============       ============

The accompanying notes are an integral part of these statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For more information, refer to the consolidated financial statements and footnotes included in the Corporation’s 2000 Annual Report on Form 10-K.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:
                                                 For the Three Months Ended
                                                 --------------------------
                                              April 1, 2001      April 2, 2000
                                              -------------      -------------
                                                  (in thousands of dollars)

       Interest expense                     $  18,541          $    18,946                                                                                        $
       Interest income                           (972)              (1,416)
       Capitalized interest                      (272)                ---
                                             ----------          ----------
        Interest expense, net               $  17,297         $     17,530                                                                                       $
                                             ==========          ==========
  NET INCOME PER SHARE

  A total of 43,223,356 shares were held as Treasury Stock as of April 1, 2001.

  In accordance with Statement of Financial Accounting Standards No. 128 “  Earnings Per Share,”  Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
                                                         For the Three Months Ended
                                                       --------------------------
                                                      April 1, 2001    April 2, 2000
                                                     -------------    -------------
                                                   (in thousands of dollars except
                                                          per share amounts)

 Net income                                     $    78,906    $    71,180
                                                    ========      =========

 Weighted-average shares-basic                      136,750        138,455
 Effect of dilutive securities:
   Employee stock options                             1,450            752
   Performance and restricted stock units                27              9
                                                    --------      ---------

 Weighted-average shares - diluted                  138,227        139,216
                                                    ========      =========

 Net income per share - basic                   $      0.58    $      0.51
                                                    ========      =========
 Net income per share-diluted                   $      0.57    $      0.51
                                                    ========      =========
  Employee stock options for 1,750,100 shares and 5,534,550 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended April 1, 2001 and April 2, 2000, respectively.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “ Accounting for Derivative Instruments and Hedging Activities”  (SFAS No. 133). Subsequently, the FASB issued Statement No. 137, “ Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133”   and Statement No. 138, “ Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.”   SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  The Corporation adopted SFAS No. 133 as of January 1, 2001. The adoption of SFAS No. 133 is not expected to have a significant impact on the Corporation's results of operations and financial position. However, as discussed in the following paragraphs, SFAS No. 133 could increase volatility in other comprehensive income and involve certain changes in the Corporation's business practices.

  SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. All derivative instruments currently utilized by the Corporation are designated as cash flow hedges.

  Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

  The Corporation utilizes certain derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and commodity futures contracts, to manage variability in cash flows associated with interest rate, currency exchange rate and commodity market price risk exposures. The interest rate swaps and foreign currency contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Commodity futures contracts are entered into for varying periods and are intended and effective as hedges of market price risks associated with the purchase of raw materials for anticipated manufacturing requirements. If it is probable that hedged forecasted transactions will not occur either by the end of the originally specified time period or within an additional two-month period of time, derivative gains and losses reported in Accumulated Other Comprehensive Loss on the Consolidated Balance Sheet are immediately reclassified into earnings. Gains and losses on terminated derivatives designated as hedges are accounted for as part of the originally hedged transaction. Gains and losses on derivatives designated as hedges of items that mature or are sold or terminated, are recognized in income in the same period as the originally hedged transaction was anticipated to affect earnings. The Corporation utilizes derivative instruments as cash flow hedges and does not hold or issue derivative instruments for trading purposes. In entering into these contracts, the Corporation has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Corporation does not expect any losses as a result of counterparty defaults.

  Interest Rate Swap Agreements

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements to effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate. Rental payments on operating leases associated with the financing of construction of a warehouse and distribution facility near Hershey, Pennsylvania for $61.7 million and the purchase of a warehouse and distribution facility near Atlanta, Georgia for $18.2 million are variable based on the London Interbank Offered Rate (LIBOR). Such contingent operating lease rental payments are forecasted transactions as defined by SFAS No. 133, as amended.

  The interest swap agreements effectively convert the interest-rate-contingent rental payments on the operating leases from LIBOR to a fixed rate of 6.1%. The interest rate swap agreements qualify as cash flow hedges and the notional amounts, interest rates and terms of the swap agreements are consistent with the underlying operating lease agreements they are intended to hedge and, therefore, there is no hedge ineffectiveness. Gains or losses on the interest rate swap agreements are included in other comprehensive income and are recognized in cost of sales as part of shipping and distribution expense in the same period as the hedged rental payments affect earnings.

  The fair value of the interest rate swap agreements was determined based upon the quoted market price for the same or similar financial instruments and was included on the Consolidated Balance Sheet as Other Long-term Liabilities, with the offset reflected in Accumulated Other Comprehensive Loss, net of income taxes. The Corporation’s risk related to the interest rate swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

  Foreign Exchange Forward Contracts

  The Corporation enters into foreign exchange forward contracts to hedge transactions primarily related to firm commitments to purchase equipment, certain raw materials and finished goods denominated in foreign currencies, and to hedge payment of intercompany transactions with its non-domestic subsidiaries. These contracts reduce currency risk from exchange rate movements. Foreign currency price risks are hedged generally for periods from 3 to 24 months.

  Foreign exchange forward contracts are intended and effective as hedges of firm, identifiable, foreign currency commitments. Since there is a direct relationship between the foreign currency derivatives and the foreign currency denomination of the transactions, foreign currency derivatives are highly effective in hedging cash flows related to transactions denominated in the corresponding foreign currencies. These contracts meet the criteria for cash flow hedge accounting treatment and, accordingly, gains or losses are included in other comprehensive income and are recognized in cost of sales or selling, marketing and administrative expense in the same period that the hedged items affect earnings.

  The fair value of foreign exchange forward contracts was estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences, and was included on the Consolidated Balance Sheet as Accrued Liabilities with the offset reflected in Accumulated Other Comprehensive Loss, net of income taxes.

  Commodities Futures Contracts

  In connection with the purchasing of cocoa, sugar, corn sweeteners, natural gas and certain dairy products for anticipated manufacturing requirements, the Corporation enters into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations. Commodity price risks are hedged generally for periods from 3 to 24 months. Commodities futures contracts meet the hedge criteria and are accounted for as cash flow hedges. Accordingly, gains and losses are included in other comprehensive income and are recognized ratably in cost of sales in the same period that the hedged raw material manufacturing requirements are recorded in cost of sales.

  In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in fair value of the commodities futures contracts are highly effective in hedging price risks associated with commodity purchases for manufacturing requirements. The assessment of hedge effectiveness for commodities futures is performed on a quarterly basis by calculating the change in switch values relative to open commodities futures contracts being held and the number of futures contracts needed to price raw material purchases for anticipated manufacturing requirements. Effectiveness is also monitored by tracking changes in basis differentials as discussed below. The prices of commodities futures contracts reflect delivery to the same locations where the Corporation takes delivery of the physical commodities and, therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item. Commodities futures contracts have been deemed to be highly effective in hedging price risks associated with corresponding raw material purchases for manufacturing requirements.

  Because of the rollover strategy used for commodities futures contracts, which is required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements as futures contracts are switched from nearby contract positions to contract positions in which they are required to fix the price of raw material purchases for manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. Hedge ineffectiveness is measured on a quarterly basis and the ineffective portion of gains or losses on commodities futures is recorded currently in cost of sales in accordance with SFAS No. 133, as amended.

  Exchange traded futures contracts are used to fix the price of physical forward purchase contracts. Cash transfers reflecting changes in the value of futures contracts are made on a daily basis and are included in Accumulated Other Comprehensive Loss, net of income taxes, on the Consolidated Balance Sheet. Such cash transfers will be offset by higher or lower cash requirements for payment of invoice prices of raw materials and energy requirements in the future. Futures contracts being held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated manufacturing requirements for each commodity. Physical commodity forward purchase contracts meet the SFAS No. 133 definition of “normal purchases and sales” and therefore are not considered derivative instruments.

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:

                                                     For the Three Months Ended
                                                  --------------------------
                                                 April 1, 2001     April 2, 2000
                                                 -------------    --------------
                                                      (in thousands of dollars)

  Net income                                     $     78,906     $     71,180
                                                    -----------       ---------

  Other comprehensive income (loss):
      Foreign currency translation adjustments         (7,243)             606
      Gains on cash flow hedging derivatives,
            net of a tax provision of $40,285          66,291              ---

        Add:  Reclassification adjustments,
           net of a  tax provision of $2,570            4,230              ---
                                                    -----------       ---------
  Other comprehensive income                           63,278              606
                                                    -----------       ---------

  Comprehensive income                           $    142,184     $     71,786
                                                    ===========       =========
  Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. The amount of gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness was approximately $.8 million before tax. No gains or losses were reclassified immediately from accumulated other comprehensive income into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized immediately in income because such components were excluded from the assessment of hedge effectiveness.

  On the Consolidated Balance Sheet as of April 1, 2001, Accumulated Other Comprehensive Loss of $63.1 million, net of income taxes, principally reflected foreign currency translation adjustments. The amount of accumulated other comprehensive gains from cash flow hedging derivatives as of April 1, 2001 was $.9 million, net of income taxes. As of April 1, 2001, the amount of losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $10.1 million after tax.

  INVENTORIES

  The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                            April 1, 2001     December 31, 2000
                                                 (in thousands of dollars)

      Raw materials                         $     272,700      $     263,658
      Goods in process                             47,028             47,866
      Finished goods                              334,312            338,749
                                               ------------       ------------
            Inventories at FIFO                   654,040            650,273
      Adjustment to LIFO                          (29,235)           (45,100)
                                               ------------       ------------
            Total inventories               $     624,805      $     605,173
                                               ============       ============
  LONG-TERM DEBT

  In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of April 1, 2001, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

  FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 1, 2001 and December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $878.1 million as of April 1, 2001, compared to a fair value of $938.4 million, based on quoted market prices for the same or similar debt issues.

  As of April 1, 2001, the Corporation had foreign exchange forward contracts maturing in 2001 and 2002 to purchase $30.8 million in foreign currency, primarily British sterling and euros, and to sell $7.5 million in foreign currency, primarily Japanese yen, at contracted forward rates.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 1, 2001, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate of 6.1%.

  Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. As of April 1, 2001, the fair value of interest rate swap agreements approximated the contract value. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

  PENDING ACCOUNTING PRONOUNCEMENTS

  In May 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF Issue No. 00-14, “ Accounting for Coupons, Rebates and Discounts,”  requiring the reporting of certain sales incentives such as consumer coupon redemption costs and off-invoice allowances as a reduction of net sales. In November 2000, the EITF delayed implementation of this change until the quarter ended June 30, 2001. A further delay until the quarter ended March 31, 2002 was announced in April 2001. Consumer coupon redemption expense and off-invoice allowances currently being reported in selling, marketing, and administrative expense will be recorded as a reduction of net sales on the effective date of the consensus.

  Consumer coupon redemption costs are expensed and recognized at the offer date and measured based on expected utilization. Off-invoice allowances are expensed and recognized as incurred. During the first quarter, these costs and allowances amounted to $8.2 million and $30.3 million in 2001 and 2000, respectively, and are included in selling, marketing and administrative expenses in the Consolidated Statements of Income.

  In April 2001, a final consensus was reached on Issue No. 00-25 “  Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”,  which is effective for the quarter ended March 31, 2002. The Corporation’s marketing performance funds and cooperative advertising programs are covered by this issue and the total potential impact of such reclassifications has not yet been determined. Similar to the consumer coupon redemption costs and off-invoice allowances in EITF Issue 00-14, marketing performance funds and cooperative advertising currently being reported in selling, marketing and administrative expense may be recorded as a reduction of net sales on the effective date of the consensus.

  The EITF is also addressing several related topics that impact the classification and recognition of certain sales incentives including:
  Issue No. 00-21 “ Accounting for Revenue Arrangements with Multiple Deliverables” ; and
  Issue No. 00-22 “ Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.”
  Final consensus has not yet been reached on these Issues, although further discussion is planned. The Corporation offers sales incentives to its customers and consumers in the ordinary course of business that are covered by these Issues. When consensus is reached, certain costs historically recorded in selling, marketing and administrative expense, may be reclassified as a reduction to net sales. These changes will not affect the Corporation’s financial position or net income. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.
  SHARE REPURCHASES

  In October 1999, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation’s Common Stock. Under this program, a total of 1,711,986 shares of Common Stock was purchased during 2000. As of April 1, 2001, a total of 43,223,356 shares were held as Treasury Stock and $124.5 million remained available for repurchases of Common Stock under the repurchase program.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - First Quarter 2001 vs. First Quarter 2000

Consolidated net sales for the first quarter increased from $993.1 million in 2000 to $1,080.3 million in 2001, an increase of 9% from the prior year. The higher sales primarily reflected incremental sales from the newly acquired mint and gum businesses and from the introduction of new confectionery products.

The consolidated gross margin increased from 39.1% in 2000 to 41.0% in 2001. The increase in gross margin primarily reflected decreased costs for freight, distribution and warehousing, and certain major raw materials, primarily cocoa. Selling, marketing and administrative expenses increased by 18% in 2001, primarily reflecting marketing and selling expenditures for the mint and gum businesses, and increased marketing and selling expenditures for core confectionery brands. Selling, marketing and administrative costs in 2000 included a one-time gain of $7.3 million arising from the sale of certain corporate aircraft.

Net interest expense in the first quarter of 2001 was $.2 million less than the comparable period of 2000.

Net income for the first quarter was $78.9 million compared to $71.2 million in 2000, and net income per share - diluted was $.57 per share compared to $.51 per share in the prior year. Prior year net income included an after-tax gain of $4.5 million, or $0.03 per share - diluted, on the sale of certain corporate aircraft.

Liquidity and Capital Resources

Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first quarter of 2001, the Corporation’s cash and cash equivalents decreased by $5.7 million. Cash provided from operations was sufficient to reduce short-term debt by $208.0 million, fund a $75.0 million contribution to the Corporation’s domestic pension plans, and pay cash dividends of $37.4 million. Changes in cash flows provided from (used by) inventories and other assets and liabilities exclude the impact of adjustments required by the adoption of SFAS No. 133. Cash provided from other assets and liabilities of $104.8 million, primarily reflected commodities transactions.

The ratio of current assets to current liabilities was 2.0:1 as of April 1, 2001, and 1.7:1 as of December 31, 2000. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 43% as of April 1, 2001, and 49% as of December 31, 2000.

In February 2001, the Corporation made a $75.0 million contribution to its domestic pension plans to improve the funded status and reduce future expenses.

Safe Harbor Statement

The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material costs; and the Corporation’s ability to implement improvements and to reduce costs associated with the Corporation’s distribution operations.

-11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of April 1, 2001. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $3.0 million as of December 31, 2000, to $1.5 million as of April 1, 2001. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION

Items 2, 3 and 5 have been omitted as not applicable.

Item 1 - Legal Proceedings

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The Notice pertained to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency of $61.2 million, including interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. The Corporation may be subject to additional assessments for federal taxes and interest for years 1997 and 1998 and for state taxes and interest for 1989 through 1998. The Corporation believes that it has fully complied with tax law as it relates to its COLI program, has filed for the refund of amounts paid and will continue to seek favorable resolution of this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4 - Submission of Matters to a Vote of Security Holders

Hershey Foods Corporation's Annual Meeting of Stockholders was held on April 24, 2001. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

              Name                          Votes For            Votes Withheld
              ----                          ---------            --------------
         C. McCollister Evarts, M.D.       395,776,041               4,494,642
         J. Robert Hillier                 396,268,752               4,001,931
         Bonnie G. Hill                    396,379,847               3,890,836
         John C. Jamison                   396,255,655               4,015,028
         Richard H. Lenny                  396,424,465               3,846,218
         John M. Pietruski                 393,713,382               6,557,301
         Kenneth L. Wolfe                  386,000,560              14,270,123
The following directors were elected by the holders of the Common Stock voting as a class:
              Name                          Votes For            Votes Withheld
              ----                          ---------            --------------
         Robert H. Campbell                 92,739,620               3,986,283
         Mackey J. McDonald                 92,735,178               3,990,725

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of Arthur Andersen LLP as independent auditors for 2001. Stockholders cast 395,577,794 votes FOR the appointment, 4,159,758 votes AGAINST the appointment and ABSTAINED from casting 533,131 votes on the appointment of accountants.

Holders of the Common Stock and the Class B Common Stock voting together rejected the proposal requesting that a review and report of the Corporation’s sales of genetically engineered (GE) food products be undertaken and compiled by the Board of Directors, with the goal of establishing an action plan and timeline to eliminate GE ingredients from the Corporation’s products within 24 months. Stockholders cast 373,701,967 AGAINST the proposal, 8,503,083 votes FOR the proposal and ABSTAINED from casting 4,081,857 votes on the proposal.

No other matters were submitted for stockholder action.

Item 6 - Exhibits and Reports on Form 8-K

a)    Exhibits

      The following items are attached and incorporated herein by reference:

       Exhibit 10.1 - Key Employee Incentive Plan, as amended by the Corporation’s Board of Directors on February 6, 2001.

       Exhibit 10.2 - Executive Employment Agreement between Hershey Foods Corporation and Richard H. Lenny, dated March 12, 2001.

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended April 1, 2001 and April 2, 2000.

b)   Reports on Form 8-K

      A report on Form 8-K was filed March 12, 2001 announcing that Richard H. Lenny had been elected President and Chief Executive Officer, and that Kenneth L. Wolfe would continue in his capacity as Chairman of the Board of Directors for a period of up to one year.

                                          SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                        HERSHEY FOODS CORPORATION
                                            (Registrant)

Date  May 10, 2001            /s/  Frank Cerminara
      ------------            ----------------------
                                   Frank Cerminara
                                   Vice President,
                                   Chief Financial Officer and Treasurer

Date  May 10, 2001           /s/  David W. Tacka
      ------------           -----------------------
                                   David W. Tacka
                                   Vice President, Corporate Controller and
                                   Chief Accounting Officer

EXHIBIT INDEX

     Exhibit 10.1        Key Employee Incentive Plan

     Exhibit 10.2        Executive Employment Agreement

     Exhibit 12           Computation of Ratio of Earnings to Fixed Charges