Form 10-Q
period 2001-07-01
HERSHEY FOODS CORP
filed 2001-08-08
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 1, 2001

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

Common Stock, $1 par value - 105,251,808 shares, as of July 31, 2001.   Class B Common Stock, $1 par value - 30,435,308 shares, as of July 31, 2001

Exhibit Index - Page 18

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                          HERSHEY FOODS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                (in thousands except per share amounts)
                                                          For the Three Months Ended
                                                          --------------------------
                                                           July 1,            July 2,
                                                            2001               2000
                                                           -------            -------

Net Sales                                            $      898,859     $     836,204
                                                        ------------       ------------
Costs and Expenses:
 Cost of sales                                              516,638           502,070
 Selling, marketing and administrative                      282,670           250,722
                                                        ------------       ------------
  Total costs and expenses                                  799,308           752,792
                                                        ------------       ------------
Income before Interest and Income Taxes                      99,551            83,412
 Interest expense, net                                       16,927            17,843
                                                        ------------       ------------
Income before Income Taxes                                   82,624            65,569
 Provision for income taxes                                  30,185            25,573
                                                        ------------       ------------
Net Income                                           $       52,439     $      39,996
                                                        ============       ============
Net Income Per Share-Basic                           $          .38     $         .29
                                                        ============       ============
Net Income Per Share-Diluted                         $          .38     $         .29
                                                        ============       ============
Average Shares Outstanding-Basic                            136,410           137,415
                                                        ============       ============
Average Shares Outstanding-Diluted                          137,820           138,532
                                                        ============       ============
Cash Dividends Paid per Share:
  Common Stock                                       $        .2800     $        .260
                                                        ============       ============
  Class B Common Stock                               $        .2525     $        .235
                                                        ============       ============
The accompanying notes are an integral part of these statements.

                           HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands except per share amounts)
                                                      For the Six Months Ended
                                                      ------------------------
                                                      July 1,            July 2,
                                                        2001              2000
                                                      ------             ------

Net Sales                                       $    1,979,140     $   1,829,319
                                                   ------------       ------------
Costs and Expenses:
 Cost of sales                                       1,154,144         1,107,167
 Selling, marketing and administrative                 581,289           504,522
                                                   ------------       ------------
  Total costs and expenses                           1,735,433         1,611,689
                                                   ------------       ------------
Income before Interest and Income Taxes                243,707           217,630
 Interest expense, net                                  34,224            35,373
                                                   ------------       ------------
Income before Income Taxes                             209,483           182,257
 Provision for income taxes                             78,138            71,081
                                                   ------------       ------------
Net Income                                      $      131,345     $     111,176
                                                   ============       ============
Net Income Per Share-Basic                      $          .96     $         .81
                                                   ============       ============
Net Income Per Share-Diluted                    $          .95     $         .80
                                                   ============       ============
Average Shares Outstanding-Basic                       136,580           137,930
                                                   ============       ============
Average Shares Outstanding-Diluted                     138,034           138,870
                                                   ============       ============
Cash Dividends Paid per Share:
  Common Stock                                  $         .560     $         .52
                                                   ============       ============
  Class B Common Stock                          $         .505     $         .47
                                                   ============       ============

The accompanying notes are an integral part of these statements.

                          HERSHEY FOODS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JULY 1, 2001 AND DECEMBER 31, 2000
                          (in thousands of dollars)

ASSETS                                                            2001                2000
                                                                 ------              ------
Current Assets:
  Cash and cash equivalents                               $       21,071     $        31,969
  Accounts receivable - trade                                    256,517             379,680
  Inventories                                                    798,308             605,173
  Deferred income taxes                                           85,480              76,136
  Prepaid expenses and other                                      83,939             202,390
                                                             -------------      --------------
   Total current assets                                        1,245,315           1,295,348
                                                             -------------      --------------
Property, Plant and Equipment, at cost                         2,836,230           2,764,845
Less-accumulated depreciation and amortization                (1,252,184)         (1,179,457)
                                                             -------------      --------------
   Net property, plant and equipment                           1,584,046           1,585,388
                                                             -------------      --------------
Intangibles Resulting from Business Acquisitions, net            466,938             474,448
Other Assets                                                     131,200              92,580
                                                             -------------      --------------
    Total assets                                          $    3,427,499     $     3,447,764
                                                             =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                        $      155,866     $       149,232
  Accrued liabilities                                            303,622             358,067
  Accrued income taxes                                            16,729               1,479
  Short-term debt                                                277,843             257,594
  Current portion of long-term debt                                  840                 529
                                                             -------------      --------------
       Total current liabilities                                 754,900             766,901
Long-term Debt                                                   877,415             877,654
Other Long-term Liabilities                                      326,560             327,674
Deferred Income Taxes                                            300,717             300,499
                                                             -------------      --------------
       Total liabilities                                       2,259,592           2,272,728
                                                             -------------      --------------
Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2001 and 2000                                            ---                 ---
  Common Stock, shares issued:
    149,510,814 in 2001 and 149,509,014 in 2000                  149,510             149,508
  Class B Common Stock, shares issued:
    30,440,058 in 2001 and 30,441,858 in 2000                     30,440              30,442
  Additional paid-in capital                                       7,045              13,124
  Unearned ESOP compensation                                     (17,564)            (19,161)
  Retained earnings                                            2,759,736           2,702,927
  Treasury-Common Stock shares at cost:
     44,257,631 in 2001 and 43,669,284 in 2000                (1,683,682)         (1,645,088)
  Accumulated other comprehensive loss                           (77,578)            (56,716)
                                                             -------------      --------------
      Total stockholders' equity                               1,167,907           1,175,036
                                                             -------------      --------------
      Total liabilities and stockholders' equity          $    3,427,499     $     3,447,764
                                                             =============      ==============

The accompanying notes are an integral part of these balance sheets.

                          HERSHEY FOODS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands of dollars)

                                                                       For the Six Months Ended
                                                                       ------------------------
                                                                     July 1,              July 2,
                                                                      2001                 2000
                                                                     -------              -------
Cash Flows Provided from (Used by) Operating Activities
    Net Income                                                 $     131,345        $     111,176
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                                 94,204               86,897
        Deferred income taxes                                          3,263              (13,276)
        Changes in assets and liabilities:
             Accounts receivable - trade                             123,163               91,469
             Inventories                                            (210,235)            (128,409)
             Accounts payable                                          6,634               (4,468)
             Other assets and liabilities                             39,867              (72,209)
                                                                  ------------         -------------
Net Cash Flows Provided from Operating Activities                    188,241               71,180
                                                                  ------------         -------------
Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                                 (78,586)             (61,989)
   Capitalized software additions                                     (3,085)              (2,974)
   Other, net                                                         (6,163)              (4,508)
                                                                  ------------         -------------
Net Cash Flows (Used by) Investing Activities                        (87,834)             (69,471)
                                                                  ------------         -------------
Cash Flows Provided from (Used by) Financing Activities
   Net increase in short-term debt                                    20,249               68,230
   Long-term borrowings                                                  354                  102
   Repayment of long-term debt                                          (359)              (2,345)
   Cash dividends paid                                               (74,536)             (70,118)
   Exercise of stock options                                          18,844                4,708
   Incentive plan transactions                                       (46,256)             (12,049)
   Repurchase of Common Stock                                        (29,601)             (73,115)
                                                                  ------------         -------------
Net Cash Flows (Used by) Financing Activities                       (111,305)             (84,587)
                                                                  ------------         -------------
(Decrease) in Cash and Cash Equivalents                              (10,898)             (82,878)
Cash and Cash Equivalents, beginning of period                        31,969              118,078
                                                                  ------------         -------------
Cash and Cash Equivalents, end of period                       $      21,071        $      35,200
                                                                  ============         =============

Interest Paid                                                  $      35,998        $      38,081
                                                                  ============         =============

Income Taxes Paid                                              $      50,999        $     137,596
                                                                  ============         =============

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2001 presentation. Operating results for the six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For more information, refer to the consolidated financial statements and footnotes included in the Corporation’s 2000 Annual Report on Form 10-K.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:
                                                       For the Six Months Ended
                                                       ------------------------
                                                   July 1, 2001        July 2, 2000
                                                   ------------        ------------
                                                         (in thousands of dollars)

       Interest expense                            $    36,633         $    37,908
       Interest income                                  (1,559)             (2,534)
       Capitalized interest                               (850)                 (1)
                                                     ----------           ----------
        Interest expense, net                      $    34,224         $    35,373
                                                     ==========           ==========
  NET INCOME PER SHARE

  A total of 44,257,631 shares were held as Treasury Stock as of July 1, 2001.

  In accordance with Statement of Financial Accounting Standards No. 128, “ Earnings Per Share,”  Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
                                                        For the Three Months Ended
                                                     --------------------------------
                                                    July 1, 2001        July 2, 2000
                                                    ------------        ------------
                                              (in thousands of dollars except per share amounts)

  Net income                                         $     52,439       $     39,996
                                                       ===========        ===========
  Weighted-average shares-basic                           136,410            137,415
  Effect of dilutive securities:
    Employee stock options                                  1,364              1,105
    Performance and restricted stock units                     46                 12
                                                       -----------        -----------
  Weighted-average shares - diluted                       137,820            138,532
                                                       ===========        ===========
  Net income per share - basic                       $        .38       $        .29
                                                       ===========        ===========
  Net income per share-diluted                       $        .38       $        .29
                                                       ===========        ===========
  Employee stock options for 1,963,950 shares and 1,800,100 shares wer e anti-dilutive and were excluded from the earnings per share calculation for the three months ended July 1, 2001 and July 2, 2000, respectively.

                                                        For the Six Months Ended
                                                    ---------------------------
                                                    July 1, 2001        July 2, 2000
                                                    ------------        ------------
                                              (in thousands of dollars except per share amounts)

  Net income                                         $    131,345       $    111,176
                                                       ===========        ===========
  Weighted-average shares-basic                           136,580            137,930
  Effect of dilutive securities:
    Employee stock options                                  1,407                929
    Performance and restricted stock units                     47                 11
                                                       -----------        -----------
  Weighted-average shares - diluted                       138,034            138,870
                                                       ===========        ===========
  Net income per share - basic                       $        .96       $        .81
                                                       ===========        ===========
  Net income per share-diluted                       $        .95       $        .80
                                                       ===========        ===========
  Employee stock options for 1,963,950 shares and 5,534,550 shares were anti-dilutive and were excluded from the earnings per share calculation for the six months ended July 1, 2001 and July 2, 2000, respectively.
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

  Interest Rate Swap Agreements

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements to effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate. Rental payments on operating leases associated with the financing of construction of a warehouse and distribution facility near Hershey, Pennsylvania for $61.7 million and the financing of the purchase of a warehouse and distribution facility near Atlanta, Georgia for $18.2 million are variable based on the London Interbank Offered Rate (LIBOR). Such contingent operating lease rental payments are forecasted transactions as defined by SFAS No. 133, as amended. The interest rate swap agreements effectively convert the interest-rate-contingent rental payments on the operating leases from LIBOR to a fixed rate of 6.1%. The interest rate swap agreements qualify as cash flow hedges and the notional amounts, interest rates and terms of the swap agreements are consistent with the underlying operating lease agreements they are intended to hedge and, therefore, there is no hedge ineffectiveness. Gains or losses on the interest rate swap agreements are included in other comprehensive income and are recognized in cost of sales as part of shipping and distribution expense in the same period as the hedged rental payments affect earnings.

  The fair value of the interest rate swap agreements was determined based upon the quoted market price for the same or similar financial instruments and was included on the Consolidated Balance Sheet as Other Assets, with the offset reflected in Accumulated Other Comprehensive Loss, net of income taxes. The Corporation's risk related to the interest rate swap agreements is limited to the cost of replacing the agreements at prevailing market rates

  Foreign Exchange Forward Contracts

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

  Because of the rollover strategy used for commodities futures contracts, which is required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements as futures contracts are switched from nearby contract positions to contract positions which are required to fix the price of raw material purchases for manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. Hedge ineffectiveness is measured on a quarterly basis and the ineffective portion of gains or losses on commodities futures is recorded currently in cost of sales in accordance with SFAS No.133, as amended.

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

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:

                                                                      For the Three Months Ended
                                                                    --------------------------
                                                                 July 1, 2001      July 2, 2000
                                                                 ------------      ------------
                                                                      (in thousands of dollars)

     Net income                                                 $     52,439     $     39,996
                                                                   -----------       ----------
     Other comprehensive income (loss):
         Foreign currency translation adjustments                      7,052           (5,685)
         Losses on cash flow hedging derivatives,
               net of a tax benefit of $15,568                       (26,022)             ---

           Add:  Reclassification adjustments, net of a
               tax provision of $2,639                                 4,461              ---
                                                                   -----------       ----------
     Other comprehensive (loss)                                      (14,509)          (5,685)
                                                                   -----------       ----------
     Comprehensive income                                       $     37,930     $     34,311
                                                                   ===========       ==========

                                                                    For the Six Months Ended
                                                                  ---------------------------
                                                                 July 1, 2001      July 2, 2000
                                                                 ------------      ------------
                                                                      (in thousands of dollars)

     Net income                                                 $    131,345     $     111,176
                                                                   -----------       -----------
     Other comprehensive income (loss):
         Foreign currency translation adjustments                       (191)           (5,079)
         Gains on cash flow hedging derivatives,
               net of a tax provision of $24,717                      40,269               ---

           Add:  Reclassification adjustments, net of a
               tax provision of $5,209                                 8,691               ---
                                                                   -----------       -----------
     Other comprehensive income (loss)                                48,769            (5,079)
                                                                   -----------       -----------
     Comprehensive income                                       $    180,114     $      106,097
                                                                   ===========       ===========
  Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Losses on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $.9 million before tax in the second quarter with net losses of $.2 million recognized in cost of sales for the six months ended July 1, 2001. No gains or losses were reclassified immediately from accumulated other comprehensive income into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized immediately in income because such components were excluded from the assessment of hedge effectiveness.

  On the Consolidated Balance Sheet as of July 1, 2001, Accumulated Other Comprehensive Loss of $77.6 million, net of income taxes, principally reflected foreign currency translation adjustments. The amount of accumulated other comprehensive losses from cash flow hedging derivatives as of July 1‚ 2001 was $20.7 million, net of income taxes. As of July 1‚ 2001, the amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $15.1 million after tax.

  INVENTORIES

  The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                                July 1, 2001        December 31, 2000
                                              ------------        -----------------
                                                    (in thousands of dollars)

    Raw materials                         $     318,005           $     263,658
    Goods in process                             60,810                  47,866
    Finished goods                              448,728                 338,749
                                             ------------            ------------
          Inventories at FIFO                   827,543                 650,273
    Adjustment to LIFO                          (29,235)                (45,100)
                                             ------------            ------------
          Total inventories               $     798,308           $     605,173
                                             ============            ============
  LONG-TERM DEBT

  In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of July 1, 2001, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

  FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 1, 2001 and December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $878.3 million as of July 1, 2001, compared to a fair value of $924.9 million, based on quoted market prices for the same or similar debt issues.

  As of July 1, 2001, the Corporation had foreign exchange forward contracts maturing in 2001 and 2002 to purchase $49.8 million in foreign currency, primarily British sterling and euros, and to sell $7.0 million in foreign currency, primarily Japanese yen, at contracted forward rates.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of July 1, 2001, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate of 6.1%.

  Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. As of July 1, 2001, the fair value of interest rate swap agreements approximated the contract value. The Corporation's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

  PENDING ACCOUNTING PRONOUNCEMENTS

  The Emerging Issues Task Force (EITF) of the FASB recently addressed several issues related to the income statement classification of certain sales incentives and marketing promotion programs. Consensuses reached on EITF Issue No. 00-14, “ Accounting for Coupons, Rebates and Discounts,”   and EITF Issue No. 00-25, “  Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,”   require that certain consumer and trade promotion expenses, such as consumer coupon redemption expense, off-invoice allowances and various marketing performance funds currently reported in selling, marketing, and administrative expense be recorded as a reduction of net sales. These reclassifications are effective for the quarter ending March 31, 2002. On an annualized basis, these costs and allowances may range between $350 million and $400 million. These changes will not affect the Corporation's financial position or net income. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.

  In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, “  Business Combinations”  (SFAS No. 141), and No. 142, “  Goodwill and Other Intangible Assets”  (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

  SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially applied in its entirety.

  The Corporation has not fully assessed the potential impact of the adoption of SFAS No. 142 which is effective for the Corporation as of January 1, 2002. The reassessment of intangible assets must be completed during the first quarter of 2002 and the assignment of goodwill to reporting units, along with completion of the first step of the transitional goodwill impairment tests, must be completed during the first six months of 2002. The Corporation anticipates that the majority of the intangible assets and goodwill recognized prior to July 1, 2001 will no longer be amortized effective January 1, 2002. Total amortization of intangible assets and goodwill for the year ended December 31, 2000, was $14.7 million.

  SHARE REPURCHASES

  In October 1999, the Corporation's Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation's Common Stock. Under this program, a total of 2,208,786 shares of Common Stock was purchased to date. As of July 1, 2001, a total of 44,257,631 shares were held as Treasury Stock and $94.9 million remained available for repurchases of Common Stock under the repurchase program.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Second Quarter 2001 vs. Second Quarter 2000

Consolidated net sales for the second quarter increased from $836.2 million in 2000 to $898.9 million in 2001, an increase of 7% from the prior year. The higher sales primarily reflected incremental sales from the newly acquired mint and gum business, increased international exports, and incremental sales from the introduction of new confectionery products. These incremental sales were offset partially by a decline in sales of base confectionery and grocery products in the United States which resulted principally from: lower sales of standard bars; a stock keeping unit (SKU) rationalization initiative begun in 2000, whereby the Corporation has discontinued selling many of its less profitable products; and a reduction of inventories by the Corporation's customers. The incremental sales were also offset in part by higher returns, discounts, and allowances and the impact of unfavorable foreign currency exchange rates.

The consolidated gross margin increased from 40.0% in 2000 to 42.5% in 2001. The increase in gross margin primarily reflected decreased costs for freight, distribution and warehousing, and lower costs for certain major raw materials, primarily cocoa, as well as decreased costs for the disposal of aged inventory and obsolete packaging. The profitability of the mint and gum business also contributed to the higher gross margin in 2001. The impact of these items was partially offset by higher manufacturing costs and returns, discounts, and allowances, both of which were higher as a percentage of sales compared to the prior year. Selling, marketing and administrative expenses increased by 13% in 2001, primarily reflecting selling, marketing and administrative expenditures for the mint and gum business, increased administrative expenses primarily reflecting higher staffing levels to support sales activity in North American and international businesses, and increased marketing expenditures associated with the introduction of new confectionery products.

Net interest expense in the second quarter of 2001 was $.9 million less than the comparable period of 2000, primarily reflecting a decrease in short-term interest expense due to a decrease in the average short-term borrowing rates and reduced average short-term borrowings.

Net income for the second quarter was $52.4 million compared to $40.0 million for the second quarter of 2000, and net income per share - diluted was $.38 per share compared to $.29 per share in the prior year.

Results of Operations - First Six Months 2001 vs. First Six Months 2000

Consolidated net sales for the first six months increased from $1,829.3 million in 2000 to $1,979.1 million in 2001, an increase of 8% from the prior year. The higher sales primarily reflected incremental sales from the newly acquired mint and gum business and from the introduction of new confectionery products, as well as increased international exports. These incremental sales were offset partially by a decline in sales of base confectionery and grocery products in the United States which resulted principally from: lower sales of standard bars; the SKU rationalization initiative; and a reduction of inventories by the Corporation's customers. The incremental sales were also offset, in part, by the impact of unfavorable foreign currency exchange rates.

The consolidated gross margin increased from 39.5% in 2000 to 41.7% in 2001. The increase in gross margin primarily reflected decreased costs for freight, distribution and warehousing, and certain major raw materials, primarily cocoa, as well as decreased costs for the disposal of aged inventory and obsolete packaging. These increases in gross margin were partially offset by the impact of manufacturing costs, which were higher as a percentage of sales compared to the prior year. Selling, marketing and administrative expenses increased by 15% in 2001, primarily reflecting selling, marketing and administrative expenditures for the mint and gum business, increased administrative expenses primarily reflecting higher staffing levels to support sales activity in North American and international businesses, and increased marketing expenditures associated with the introduction of new confectionery products as well as base confectionery and grocery brands. Selling, marketing and administrative costs in 2000 included a one-time gain of $7.3 million arising from the sale of certain corporate aircraft.

Net interest expense in the first six months of 2001 was $1.1 million less than the comparable period of 2000, primarily reflecting a decrease in short-term interest expense due to a decrease in average short-term borrowing rates and reduced average short-term borrowings.

Net income for the six months was $131.3 million compared to $111.2 million in 2000, and net income per share - diluted was $.95 per share compared to $.80 per share in the prior year. Prior year net income included an after-tax gain of $4.5 million, or $.03 per share - diluted, on the sale of certain corporate aircraft.

Liquidity and Capital Resources

Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first six months of 2001, the Corporation’s cash and cash equivalents decreased by $10.9 million. Cash provided from operating activities was sufficient to fund a $75.0 million contribution to the Corporation’s domestic pension plans, finance capital additions and capitalized software additions of $81.7 million, pay cash dividends of $74.5 million and finance the repurchase of $29.6 million of the Corporation’s Common Stock. Changes in cash flows provided from (used by) inventories and other assets and liabilities exclude the impact of adjustments required by the adoption of SFAS No. 133. Cash provided from other assets and liabilities of $39.9 million primarily reflected commodities transactions and the contribution to the Corporation’s domestic pension plans.

The ratio of current assets to current liabilities was 1.6:1 as of July 1, 2001, and 1.7:1 as of December 31, 2000. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 50% as of July 1, 2001, and 49% as of December 31, 2000.

Subsequent Event

In July 2001, the Corporation’s Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis, which had 2000 sales of approximately $20 million.

Included in the acquisition are the IO-IO brand of hazelnut créme items and the chocolate and confectionery products sold under the Visconti brand. Also included in the purchase are a manufacturing plant and confectionery equipment in Sao Roque, Brazil.

Safe Harbor Statement

The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; and the Corporation’s ability to implement improvements and to reduce costs associated with the Corporation’s distribution operations.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of July 1, 2001. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $3.0 million as of December 31, 2000, to ($.8) million as of July 1, 2001. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION

Items 2, 3 and 4 have been omitted as not applicable.

Item 1 - Legal Proceedings

The Corporation received Notices of Proposed Deficiency (Notices) from the Internal Revenue Service (IRS) related to the years 1989 through 1998. The Notices pertained to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency for years 1989 through 1996 of $61.2 million, inclusive of interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. Assessments for federal taxes and interest for 1997 and 1998 totaled $7.4 million. The Corporation is not subject to any further assessments for federal taxes and interest, but may be subject to additional assessments for state taxes and interest for 1989 through 1998. The Corporation believes that it has fully complied with tax law as it relates to its COLI program, has filed for the refund of amounts paid and will continue to seek favorable resolution of this matter. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 5 - Other Information

In July 2001, the Corporation’s Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis, which had 2000 sales of approximately $20 million.

Included in the acquisition are the IO-IO brand of hazelnut créme items and the chocolate and confectionery products sold under the Visconti brand. Also included in the purchase are a manufacturing plant and confectionery equipment in Sao Roque, Brazil.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits

      The following items are attached and incorporated herein by reference:

      Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended July 1, 2001 and July 2, 2000.

      Exhibit 99 - Press release announcing that in July 2001, the Corporation's Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis.

b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the three-month period ended July 1, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              HERSHEY FOODS CORPORATION
                                                                    (Registrant)

Date  August 8, 2001                                   /s/  Frank Cerminara
                                                        Frank Cerminara
                                                        Senior Vice President and
                                                        Chief Financial Officer

Date  August 8, 2001                                   /s/  David W. Tacka
                                                        David W. Tacka
                                                        Vice President, Corporate Controller and
                                                        Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12    Computation of Ratio of Earnings to Fixed Charges

Exhibit 99    Press release announcing that in July 2001, the Corporation's Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis.