Form 10-Q
period 2001-09-30
HERSHEY FOODS CORP
filed 2001-11-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________

Commission file number:    1-183

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

Common Stock, $1 par value - 105,182,056 shares, as of  October 31, 2001.   Class B Common Stock, $1 par value - 30,433,808 shares, as of  October 31, 2001

Exhibit Index - Page 18

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                                            HERSHEY FOODS CORPORATION
                                        CONSOLIDATED STATEMENTS OF INCOME
                                     (in thousands except per share amounts)

                                                                    For the Three Months Ended
                                                                    --------------------------
                                                                  September 30,       October 1,
                                                                     2001               2000
                                                                   ---------           -------

Net Sales                                                      $   1,304,184     $    1,196,755
                                                                  ------------       ------------
Costs and Expenses:
 Cost of sales                                                       752,575            696,431
 Selling, marketing and administrative                               342,622            303,688
 Gain on sale of business                                            (19,237)                --
                                                                  ------------       ------------
  Total costs and expenses                                         1,075,960          1,000,119
                                                                  ------------       ------------
Income before Interest and Income Taxes                              228,224            196,636

 Interest expense, net                                                18,147             21,152
                                                                  ------------       ------------
Income before Income Taxes                                           210,077            175,484

 Provision for income taxes                                           89,315             68,079
                                                                  ------------       ------------
Net Income                                                     $     120,762     $      107,405
                                                                  ============       ============
Net Income Per Share-Basic                                     $         .89     $          .78
                                                                  ============       ============
Net Income Per Share-Diluted                                   $         .88     $          .78
                                                                  ============       ============
Average Shares Outstanding-Basic                                     135,869            136,836
                                                                  ============       ============
Average Shares Outstanding-Diluted                                   137,213            137,690
                                                                  ============       ============
Cash Dividends Paid per Share:
  Common Stock                                                 $       .3025     $        .2800
                                                                  ============       ============
  Class B Common Stock                                         $       .2725     $        .2525
                                                                  ============       ============

The accompanying notes are an integral part of these statements.

                                             HERSHEY FOODS CORPORATION
                                         CONSOLIDATED STATEMENTS OF INCOME
                                      (in thousands except per share amounts)

                                                                   For the Nine Months Ended
                                                                   -------------------------
                                                                September 30,        October 1,
                                                                    2001              2000
                                                                  -------            -------
Net Sales                                                    $   3,283,324     $    3,026,074
                                                                ------------       ------------
Costs and Expenses:
 Cost of sales                                                   1,906,719          1,803,598
 Selling, marketing and administrative                             923,911            808,210
 Gain on sale of business                                          (19,237)                --
                                                                ------------       ------------
  Total costs and expenses                                       2,811,393          2,611,808
                                                                ------------       ------------
Income before Interest and Income Taxes                            471,931            414,266

 Interest expense, net                                              52,371             56,525
                                                                ------------       ------------
Income before Income Taxes                                         419,560            357,741

 Provision for income taxes                                        167,453            139,160
                                                                ------------       ------------
Net Income                                                   $     252,107     $      218,581
                                                                ============       ============
Net Income Per Share-Basic                                   $        1.85     $         1.59
                                                                ============       ============
Net Income Per Share-Diluted                                 $        1.83     $         1.58
                                                                ============       ============
Average Shares Outstanding-Basic                                   136,343            137,568
                                                                ============       ============
Average Shares Outstanding-Diluted                                 137,768            138,480
                                                                ============       ============
Cash Dividends Paid per Share:
  Common Stock                                               $       .8625     $        .8000
                                                                ============       ============
  Class B Common Stock                                       $       .7775     $        .7225
                                                                ============       ============

The accompanying notes are an integral part of these statements.

                                             HERSHEY FOODS CORPORATION
                                            CONSOLIDATED BALANCE SHEETS
                                     SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                             (in thousands of dollars)

ASSETS                                                                2001             2000
                                                                     -------          -------
Current Assets:
  Cash and cash equivalents                                    $       49,168    $      31,969
  Accounts receivable - trade                                         548,409          379,680
  Inventories                                                         725,703          605,173
  Deferred income taxes                                                68,950           76,136
  Prepaid expenses and other                                           75,985          202,390
                                                                  -------------    --------------
   Total current assets                                             1,468,215        1,295,348
                                                                  -------------    --------------
Property, Plant and Equipment, at cost                              2,858,974        2,764,845
Less-accumulated depreciation and amortization                     (1,282,028)      (1,179,457)
                                                                  -------------    --------------
   Net property, plant and equipment                                1,576,946        1,585,388
                                                                  -------------    --------------
Intangibles Resulting from Business Acquisitions, net                 438,875          474,448
Other Assets                                                          127,303           92,580
                                                                  -------------    --------------
    Total assets                                               $    3,611,339    $   3,447,764
                                                                  =============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                             $      162,998    $     149,232
  Accrued liabilities                                                 365,238          358,067
  Accrued income taxes                                                 94,022            1,479
  Short-term debt                                                     237,203          257,594
  Current portion of long-term debt                                     1,095              529
                                                                  -------------    --------------
    Total current liabilities                                         860,556          766,901
Long-term Debt                                                        876,981          877,654
Other Long-term Liabilities                                           332,602          327,674
Deferred Income Taxes                                                 299,590          300,499
                                                                  -------------    --------------
    Total liabilities                                               2,369,729        2,272,728
                                                                  -------------    --------------
Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2001 and 2000                                                 ---              ---
  Common Stock, shares issued:
    149,515,564 in 2001 and 149,509,014 in 2000                       149,515          149,508
  Class B Common Stock, shares issued:
    30,435,308 in 2001 and 30,441,858 in 2000                          30,435           30,442
  Additional paid-in capital                                            5,759           13,124
  Unearned ESOP compensation                                          (16,766)         (19,161)
  Retained earnings                                                 2,840,437        2,702,927
  Treasury-Common Stock shares at cost:
     44,420,608 in 2001 and 43,669,284 in 2000                     (1,693,706)      (1,645,088)
  Accumulated other comprehensive loss                                (74,064)         (56,716)
                                                                  -------------   --------------
      Total stockholders' equity                                    1,241,610        1,175,036
                                                                  -------------    --------------
      Total liabilities and stockholders' equity               $    3,611,339    $   3,447,764
                                                                  =============    ==============

The accompanying notes are an integral part of these balance sheets.

                                              HERSHEY FOODS CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (in thousands of dollars)

                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                     September 30,      October 1,
                                                                          2001             2000
                                                                        -------          -------

Cash Flows Provided from (Used by) Operating Activities
    Net Income                                                     $     252,107     $    218,581
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                                    141,699          131,122
        Deferred income taxes                                             10,415          (21,883)
        Gain on sale of business, net of tax of $18,134                   (1,103)              --
        Changes in assets and liabilities, net of effects from
        business acquisition and divestiture:
             Accounts receivable - trade                                (168,729)        (212,502)
             Inventories                                                (127,659)         (47,653)
             Accounts payable                                             13,766             (881)
             Other assets and liabilities                                170,206          (59,228)
                                                                      ------------      ------------
Net Cash Flows Provided from Operating Activities                        290,702            7,556
                                                                      ------------      ------------
Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                                    (114,608)        (100,627)
   Capitalized software additions                                         (6,003)          (4,204)
   Business acquisition                                                  (17,143)              --
   Proceeds from divestiture                                              59,900               --
   Other, net                                                              9,704           (2,402)
                                                                      ------------      ------------
Net Cash Flows (Used by) Investing Activities                            (68,150)        (107,233)
                                                                      ------------      ------------
Cash Flows Provided from (Used by) Financing Activities
   Net (decrease) increase in short-term debt                            (20,391)         248,846
   Long-term borrowings                                                      354              144
   Repayment of long-term debt                                              (578)          (2,517)
   Cash dividends paid                                                  (114,597)        (107,514)
   Exercise of stock options                                              21,509            5,579
   Incentive plan transactions                                           (51,328)         (18,698)
   Repurchase of Common Stock                                            (40,322)         (99,931)
                                                                      ------------      ------------
Net Cash Flows (Used by) Provided from Financing Activities             (205,353)          25,909
                                                                      ------------      ------------
Increase (Decrease) in Cash and Cash Equivalents                          17,199          (73,768)
Cash and Cash Equivalents, beginning of period                            31,969          118,078
                                                                      ------------      ------------
Cash and Cash Equivalents, end of period                           $      49,168     $     44,310
                                                                      ============      ============

Interest Paid                                                      $      63,105     $     69,278
                                                                      ============      ============
Income Taxes Paid                                                  $      53,818     $    209,456
                                                                      ============      ============

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For more information, refer to the consolidated financial statements and footnotes included in the Corporation’s 2000 Annual Report on Form 10-K.

  BUSINESS ACQUISITION AND DIVESTITURE

  In July 2001, the Corporation’s Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis for $17.1 million. This business had sales of approximately $20 million in 2000. Included in the acquisition are the IO-IO brand of hazelnut crème items and the chocolate and confectionery products sold under the Visconti brand. Also included in the purchase are a manufacturing plant and confectionery equipment in Sao Roque, Brazil.

  In September 2001, the Corporation completed the sale of the Luden’s  throat drops business to Pharmacia Consumer Healthcare, a unit of Pharmacia Corporation. Included in the sale are the trademarks and manufacturing equipment for the throat drops business. Under a supply agreement with Pharmacia, the Corporation will manufacture Luden’s throat drops for up to 19 months. Under a separate services agreement, the Corporation will continue to sell, warehouse and distribute Luden’s throat drops through March 2002. In the third quarter of 2001, the Corporation received cash proceeds of $59.9 million and recorded a gain of $19.2 million before tax, $1.1 million or $.01 per share - diluted after tax, as a result of the transaction. A higher gain for tax purposes reflected the low tax basis of the goodwill, property, plant and equipment, and other assets included in the sale, resulting in taxes on the gain of $18.1 million.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:
                                        For the Nine Months Ended
                                        -------------------------
                                   September 30, 2001    October 1, 2000
                                   ------------------    ----------------
                                           (in thousands of dollars)

       Interest expense               $    55,666        $   59,973
       Interest income                     (1,862)           (3,428)
       Capitalized interest                (1,433)              (20)
                                        ---------           --------
         Interest expense, net        $    52,371        $   56,525
                                        =========           ========
  NET INCOME PER SHARE

  A total of 44,420,608 shares were held as Treasury Stock as of September 30, 2001.

  In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share,"   Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
                                                                For the Three Months Ended
                                                              --------------------------
                                                         September 30, 2001    October 1, 2000
                                                         ------------------    ---------------
                                                       (in thousands except per share amounts)

       Net income                                         $     120,762       $     107,405
                                                             ===========         ===========

       Weighted-average shares-basic                            135,869             136,836
       Effect of dilutive securities:
        Employee stock options                                    1,285                 841
        Performance and restricted stock units                       59                  13
                                                             -----------         -----------
       Weighted-average shares - diluted                        137,213             137,690
                                                             ===========         ===========
       Net income per share - basic                       $         .89       $         .78
                                                             ===========         ===========
       Net income per share-diluted                       $         .88       $         .78
                                                             ===========         ===========
  Employee stock options for 1,957,150 shares and 1,798,700 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended September 30, 2001 and October 1, 2000, respectively.
                                                                For the Nine Months Ended
                                                              -------------------------
                                                         September 30, 2001    October 1, 2000
                                                         ------------------    ---------------
                                                       (in thousands except per share amounts)

       Net income                                         $   252,107         $     218,581
                                                           ===========           ===========

       Weighted-average shares-basic                          136,343               137,568
       Effect of dilutive securities:
        Employee stock options                                  1,366                   899
        Performance and restricted stock units                     59                    13
                                                           -----------           -----------
       Weighted-average shares - diluted                      137,768               138,480
                                                           ===========           ===========
       Net income per share - basic                       $      1.85         $        1.59
                                                           ===========           ===========
       Net income per share-diluted                       $      1.83         $        1.58
                                                           ===========           ===========
  Employee stock options for 1,963,950 shares and 5,534,550 shares were anti-dilutive and were excluded from the earnings per share calculation for the nine months ended September 30, 2001 and October 1, 2000, respectively.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, “ Accounting for Derivative Instruments and Hedging Activities”  (SFAS No. 133). Subsequently, the FASB issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133 ” and Statement No. 138, “ Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.”   SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, to the extent effective, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

  Exchange traded futures contracts are used to fix the price of physical forward purchase contracts. Cash transfers reflecting changes in the value of futures contracts are made on a daily basis and are included in Accumulated Other Comprehensive Loss, net of income taxes, on the Consolidated Balance Sheet. Such cash transfers will be offset by higher or lower cash requirements for payment of invoice prices of raw materials and energy requirements in the future. Futures contracts being held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated manufacturing requirements for each commodity. Physical commodity forward purchase contracts meet the SFAS No. 133 definition of  “normal purchases and sales”  and, therefore, are not considered derivative instruments.

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:

                                                                For the Three Months Ended
                                                              --------------------------
                                                          September 30, 2001   October 1, 2000
                                                          ------------------   ---------------
                                                               (in thousands of dollars)

     Net income                                             $    120,762       $   107,405
                                                              -----------        ----------
     Other comprehensive income (loss):
         Foreign currency translation adjustments                (10,200)             (670)
         Gains on cash flow hedging derivatives,
               net of a tax provision of $5,143                    8,424              ---

           Add:  Reclassification adjustments, net of a
               tax provision of $3,133                             5,267              ---
                                                               -----------        ----------
     Other comprehensive income (loss)                             3,491              (670)
                                                               -----------        ----------
     Comprehensive income                                   $    124,253       $   106,735
                                                               ===========        ==========

                                                              For the Nine Months Ended
                                                              -------------------------
                                                          September 30, 2001   October 1, 2000
                                                           ------------------   ---------------
                                                                (in thousands of dollars)

     Net income                                             $    252,107       $   218,581
                                                               -----------        -----------
     Other comprehensive income (loss):
         Foreign currency translation adjustments                (10,391)           (5,749)
         Gains on cash flow hedging derivatives,
               net of a tax provision of $29,300                  49,253               ---

           Add:  Reclassification adjustments, net of a
               tax provision of $8,318                            13,982               ---
                                                               -----------        -----------
     Other comprehensive income (loss)                            52,844            (5,749)
                                                               -----------        -----------
     Comprehensive income                                   $    304,951       $   212,832
                                                               ===========        ===========
  Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $1.0 million before tax in the third quarter with net gains of $.8 million recognized in cost of sales for the nine months ended September 30, 2001. No gains or losses were reclassified immediately from accumulated other comprehensive income into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized immediately in income because such components were excluded from the assessment of hedge effectiveness.

  On the Consolidated Balance Sheet as of September 30, 2001, Accumulated Other Comprehensive Loss of $74.1 million, net of income taxes, principally reflected foreign currency translation adjustments. The amount of accumulated other comprehensive losses from cash flow hedging derivatives as of September 30, 2001 was $7.0 million, net of income taxes. As of September 30, 2001, the amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $6.3 million after tax.

  INVENTORIES

  The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                            September 30, 2001      December 31, 2000
                                          ------------------      -----------------
                                                  (in thousands of dollars)

    Raw materials                         $     284,777          $     263,658
    Goods in process                             57,139                 47,866
    Finished goods                              413,022                338,749
                                             ------------            ------------
         Inventories at FIFO                    754,938                650,273
    Adjustment to LIFO                          (29,235)               (45,100)
                                             ------------            ------------
         Total inventories                $     725,703          $     605,173
                                             ============            ============
  LONG-TERM DEBT

  In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of September 30, 2001, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

  FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2001 and December 31, 2000, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $878.1 million as of September 30, 2001, compared to a fair value of $962.3 million, based on quoted market prices for the same or similar debt issues.

  As of September 30, 2001, the Corporation had foreign exchange forward contracts maturing primarily in 2001 and 2002 to purchase $41.8 million in foreign currency, primarily British sterling and euros, and to sell $8.6 million in foreign currency, primarily Japanese yen, at contracted forward rates.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of September 30, 2001, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate of 6.1%.

  Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. As of September 30, 2001, the fair value of interest rate swap agreements approximated the contract value. The Corporation's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

  PENDING ACCOUNTING PRONOUNCEMENTS

  The Emerging Issues Task Force (EITF) of the FASB recently addressed several issues related to the income statement classification of certain sales incentives and marketing promotion programs. Consensuses reached on EITF Issue No. 00-14, “Accounting for Coupons, Rebates and Discounts,” and EITF Issue No. 00-25, “ Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer,” require that certain consumer and trade promotion expenses, such as consumer coupon redemption expense, off-invoice allowances and various marketing performance funds currently reported in selling, marketing, and administrative expense be recorded as a reduction of net sales. These reclassifications are effective for the quarter ending March 31, 2002. On an annualized basis, these costs and allowances may range between $400 million and $425 million. These changes will not affect the Corporation's financial position or net income. Upon adoption, prior period amounts will be reclassified to conform with the new requirements.

  In June 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 changes the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented, or exchanged. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 specifies the financial accounting and reporting for acquired goodwill and other intangible assets. Goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

  SFAS No. 142 requires that the useful lives of intangible assets acquired on or before June 30, 2001 be reassessed and the remaining amortization periods adjusted accordingly. Previously recognized intangible assets deemed to have indefinite lives shall be tested for impairment. Goodwill recognized on or before June 30, 2001, shall be assigned to one or more reporting units and shall be tested for impairment as of the beginning of the fiscal year in which SFAS No.142 is initially applied in its entirety.

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

  SHARE REPURCHASES

  In October 1999, the Corporation's Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation's Common Stock. Under this program, a total of 2,388,586 shares of Common Stock was purchased to date. As of September 30, 2001, a total of 44,420,608 shares were held as Treasury Stock and $84.2 million remained available for repurchases of Common Stock under the repurchase program.

  SUBSEQUENT EVENT

  On October 24, 2001, the Corporation announced initiatives to enhance its future operating performance by focusing on: profitable, organic growth; ongoing margin improvement; superior asset management; and a more streamlined, results-driven organization. Business realignment charges to support the initiatives totaling $275 million pre-tax, or $1.24 per share - diluted, will be recorded in the fourth quarter of 2001 and in 2002. The charges will include restructuring charges of $218 million or $.99 per share - diluted and operating charges of $57 million or $.25 per share - diluted. $1.08 per share - diluted is expected to be recorded in the fourth quarter of 2001 and $.16 per share - diluted is expected to be recorded in 2002. These business realignment initiatives will generate ongoing annual savings of $60 million to $65 million when fully implemented, which will be reinvested to create enhanced marketing and selling capabilities. Cash flows for the business will immediately increase as a result of these initiatives.

  The restructuring charges will include costs related to the elimination of certain non-strategic brands, the elimination of underutilized capacity through the closure of three manufacturing facilities and one distribution center, realignment of the sales organization, a voluntary workforce reduction program, and outsourcing the production of cocoa powder. The operating charges will include costs related to selling off and reducing raw material inventories, principally cocoa beans, no longer required to support operations and write-downs of inventory related to products to be discontinued.

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

  Results of Operations - Third Quarter 2001 vs. Third Quarter 2000

  Consolidated net sales for the third quarter increased from $1,196.8 million in 2000 to $1,304.2 million in 2001, an increase of 9% from the prior year. The higher sales primarily reflected incremental sales from the newly acquired mint and gum business, an increase in sales of base confectionery and grocery products in North America, incremental sales from the introduction of new confectionery products and selling price increases on certain packaged candy products. These incremental sales were offset partially by the impact of unfavorable foreign currency exchange rates, higher returns, discounts, and allowances, and the divestiture of the Luden's throat drops business in early September.

  The consolidated gross margin increased from 41.8% in 2000 to 42.3% in 2001. The increase in gross margin was achieved via improved supply chain efficiencies including decreased costs for the disposal of aged inventory and reduced costs for freight, distribution and warehousing. The profitability of the mint and gum business also contributed to the higher gross margin in 2001. The impact of these items was partially offset by higher manufacturing costs, primarily related to higher labor rates and employee benefits costs, as well as start-up costs associated with the installation of new manufacturing equipment, and higher returns, discounts, and allowances. Selling, marketing and administrative expenses increased by 13% in 2001, primarily reflecting selling, marketing and administrative expenditures for the mint and gum business, increased administrative expenses primarily resulting from higher staffing levels to support sales activity in North American and international businesses, and increased marketing expenditures associated with the introduction of new confectionery products.

  Net interest expense in the third quarter of 2001 was $3.0 million less than the comparable period of 2000, reflecting a decrease in short-term interest expense due to a decrease in the average short-term borrowing rates and reduced average short-term borrowings.

  Net income for the third quarter was $120.8 million compared to $107.4 million for the third quarter of 2000, and net income per share - diluted was $.88 per share compared to $.78 per share in the prior year. In September 2001, the Corporation recorded a gain of $19.2 million, $1.1 million or $0.01 per share-diluted after-tax, on the sale of its Luden's throat drops business.

  Results of Operations - First Nine Months 2001 vs. First Nine Months 2000

  Consolidated net sales for the first nine months increased from $3,026.1 million in 2000 to $3,283.3 million in 2001, an increase of 9% from the prior year. The higher sales primarily reflected incremental sales from the newly acquired mint and gum business and from the introduction of new confectionery products, as well as an increase in sales of base confectionery and grocery products in North America, and increased international exports. These incremental sales were offset partially by the impact of unfavorable foreign currency exchange rates, the divestiture of the Luden's throat drops business, and higher returns, discounts, and allowances.

  The consolidated gross margin increased from 40.4% in 2000 to 41.9% in 2001. The increase in gross margin resulted from decreased costs for freight, distribution and warehousing, and certain major raw materials, primarily cocoa, as well as improved supply chain efficiencies including decreased costs for the disposal of aged inventory and obsolete packaging. The profitability of the mint and gum business also contributed to the higher gross margin in 2001. The impact of these items was partially offset by higher manufacturing costs, primarily related to higher labor rates and employee benefits costs, as well as start-up costs associated with the installation of new manufacturing equipment. Selling, marketing and administrative expenses increased by 14% in 2001, primarily reflecting selling, marketing and administrative expenditures for the mint and gum business, increased administrative expenses primarily resulting from higher staffing levels to support sales activity in North American and international businesses, and increased marketing expenditures associated with the introduction of new confectionery products. Selling, marketing and administrative costs in 2000 included a one-time gain of $7.3 million arising from the sale of certain corporate aircraft.

  Net interest expense in the first nine months of 2001 was $4.2 million less than the comparable period of 2000, reflecting a decrease in short-term interest expense due to a decrease in average short-term borrowing rates and reduced average short-term borrowings.

  Net income for the first nine months was $252.1 million compared to $218.6 million in 2000, and net income per share - diluted was $1.83 per share compared to $1.58 per share in the prior year. In September 2001, the Corporation recorded a gain of $19.2 million, $1.1 million or $0.01 per share - diluted after-tax, on the sale of its Luden's throat drops business. A higher gain for tax purposes reflected the low tax basis of the goodwill, property, plant and equipment, and other assets included in the sale, resulting in taxes on the gain of $18.1 million. Prior year net income included an after-tax gain of $4.5 million, or $.03 per share - diluted, on the sale of certain corporate aircraft.

  Liquidity and Capital Resources

  Historically, the Corporation's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first nine months of 2001, the Corporation's cash and cash equivalents increased by $17.2 million. Cash provided from operating activities was sufficient to finance capital additions and capitalized software additions of $120.6 million, pay cash dividends of $114.6 million, and finance the repurchase of $40.3 million of the Corporation's Common Stock. Changes in cash flows provided from (used by) inventories and other assets and liabilities exclude the impact of adjustments required by the adoption of SFAS No. 133. Cash provided from other assets and liabilities of $170.2 million primarily reflected commodities transactions and increases in accrued income taxes and accrued liabilities for payroll and employee benefits, partially offset by a $75.0 million contribution to the Corporation's domestic pension plans.

  Investing activities included capital additions, a business acquisition, and a business divestiture. In July 2001, the Corporation's Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis for $17.1 million. In September 2001, the Luden's throat drops business was sold for $59.9 million in cash.

  The ratio of current assets to current liabilities was 1.7:1 as of  September 30, 2001 and December 31, 2000. The Corporation's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 47% as of  September 30, 2001, and 49% as of  December 31, 2000.

  Subsequent Event

  On October 24, 2001, the Corporation announced initiatives to enhance its future operating performance by focusing on: profitable, organic growth; ongoing margin improvement; superior asset management; and a more streamlined, results-driven organization. Business realignment charges to support the initiatives totaling $275 million pre-tax, or $1.24 per share - diluted, will be recorded in the fourth quarter of 2001 and in 2002. The charges will include restructuring charges of $218 million or $.99 per share - diluted and operating charges of $57 million or $.25 per share - diluted. $1.08 per share - diluted is expected to be recorded in the fourth quarter of 2001 and $.16 per share - diluted is expected to be recorded in 2002. These business realignment initiatives will generate ongoing annual savings of $60 million to $65 million when fully implemented, which will be reinvested to create enhanced marketing and selling capabilities. Cash flows for the business will immediately increase as a result of these initiatives.

  The restructuring charges will include costs related to the elimination of certain non-strategic brands, the elimination of underutilized capacity through the closure of three manufacturing facilities and one distribution center, realignment of the sales organization, a voluntary workforce reduction program, and outsourcing the production of cocoa powder. The operating charges will include costs related to selling off and reducing raw material inventories, principally cocoa beans, no longer required to support operations and write-downs of inventory related to products to be discontinued.

  Safe Harbor Statement

  The nature of the Corporation's operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor ” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others.  Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; the Corporation's ability to implement improvements and to reduce costs associated with the Corporation's distribution operations; pension cost factors, such as actuarial assumptions and employee retirement decisions; and the Corporation's ability to sell certain assets at targeted values.

  Item 3. Quantitative and Qualitative Disclosure About Market Risk

  The potential loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of September 30, 2001. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $3.0 million as of December 31, 2000, to ($2.5) million as of September 30, 2001. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

  PART II - OTHER INFORMATION

  Items 2 through 5 have been omitted as not applicable.

  Item 1 - Legal Proceedings

  Effective October 1, 2001, the Corporation negotiated a settlement with the Internal Revenue Service (IRS) of Notices of Proposed Deficiency associated with its Corporate Owned Life Insurance (COLI) program. The resulting Closing Agreement with the IRS limited the COLI interest expense deductions for all applicable tax years and resulted in the surrender of all insurance policies, thereby ending the COLI program. The settlement is a complete resolution of all federal and state tax aspects of this program. This resolution will not impact the Corporation's effective income tax rate. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

  Item 6 - Exhibits and Reports on Form 8-K

  a)    Exhibits

        The following items are attached and incorporated herein by reference:

        Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 30, 2001 and October 1, 2000.

  b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the three-month period ended September 30, 2001. However, a report on Form 8-K was furnished on October 24, 2001, in which the Corporation announced initiatives to enhance its future operating performance and business realignment charges to support the initiatives.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HERSHEY FOODS CORPORATION
                                             (Registrant)

Date November 7, 2001                       /s/ Frank Cerminara
                                            Frank Cerminara
                                            Senior Vice President and
                                            Chief Financial Officer

Date November 7, 2001                       /s/ David W.Tacka
                                            David W. Tacka
                                            Vice President, Corporate Controller and
                                            Chief Accounting Officer

  EXHIBIT INDEX

  Exhibit 12      Computation of Ratio of Earnings to Fixed Charges