Form 10-K405
period 2001-12-31
HERSHEY FOODS CORP
filed 2002-03-15
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2001

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

      Common Stock, one dollar par value — $6,662,570,962 as of March 1, 2002.

      Class B Common Stock, one dollar par value — $9,081,610 as of March 1, 2002. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on March 1, 2002.

      Indicate the number of shares outstanding of each of the Registrant’ s classes of common stock as of the latest practicable date.

      Common Stock, one dollar par value — 106,555,905 shares, as of March 1, 2002.

      Class B Common Stock, one dollar par value — 30,433,808 shares, as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      The Corporation’s Annual Report to Stockholders for the year ended December 31, 2001 is included as Appendix A to the Corporation’s Proxy Statement for the Corporation’s 2002 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into Part II and filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.

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

         In July 2001, the Corporation’s Brazilian subsidiary, Hershey do Brasil, acquired the chocolate and confectionery business of Visagis for $17.1 million. Included in the acquisition were the IO-IO brand of hazelnut crème items and the chocolate and confectionery products sold under the VISCONTI brand. Also included in the purchase were a manufacturing plant and confectionery equipment in Sao Roque, Brazil. This business had sales of approximately $20 million in 2000.

         In September 2001, the Corporation completed the sale of its LUDEN’S throat drops business to Pharmacia Consumer Healthcare, a unit of Pharmacia Corporation. Included in the sale were the trademarks and manufacturing equipment for the throat drops business. Under a supply agreement with Pharmacia, the Corporation agreed to manufacture LUDEN’S throat drops for up to 19 months after the date of sale. Under a separate services agreement, the Corporation agreed to continue to sell, warehouse and distribute LUDEN’S throat drops through March 2002.

         In October 2001, the Corporation announced initiatives to enhance its future operating performance by focusing on profitable sales growth, ongoing improvement of margins and asset management and a more streamlined, results-driven organization. A charge to cost of sales, along with a business realignment and asset impairment charge, totaling $278.4 million before tax, or $1.25 per share - diluted, were recorded in the fourth quarter of 2001 to support the initiatives. Additional charges of approximately $31.6 million before tax, or $.14 per share – diluted, are expected to be recorded in 2002. These initiatives will generate ongoing annual savings of $75 million to $80 million when fully implemented, which will be reinvested to enhance marketing and selling capabilities. Cash flows for the business have increased as a result of these initiatives.

         The charge to cost of sales primarily included costs related to selling and reducing raw material inventories, principally cocoa beans and cocoa butter, no longer required to support operations. The business realignment and asset impairments charge included costs related to outsourcing the production of cocoa powder, the elimination of certain non-strategic brands, the elimination of underutilized capacity through the closure of three manufacturing facilities and one distribution center, realignment of the sales organization, and a voluntary work force reduction program.

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

         In North America, the Corporation manufactures chocolate and non-chocolate confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar products, such as snack size, standard, king size, large and giant bars. Among the principal chocolate and non-chocolate confectionery products in the United States are: HERSHEY’S BITES candies, HERSHEY’S classic caramels, HERSHEY’S COOKIES ‘N’ CREME chocolate bars, HERSHEY’S HUGS chocolates, HERSHEY’S KISSES chocolates, HERSHEY’S KISSES WITH ALMONDS chocolates, HERSHEY’S chocolate bars, HERSHEY’S chocolate bars with almonds, HERSHEY’S MINIATURES chocolate bars, HERSHEY’S NUGGETS chocolates, ALMOND JOY candy bars, BREATH SAVERS mints, BREATH SAVERS COOL BLASTS mints, BUBBLE YUM bubble gum, CARAMELLO candy bars, CAREFREE and FRUIT STRIPE chewing gum, FAST BREAK candy bars, GOOD & PLENTY candy, HEATH toffee bar, ICE BREAKERS mints and chewing gum, JOLLY RANCHER candy, KIT KAT wafer bars, KRACKEL chocolate bars, MILK DUDS chocolate covered caramels, MOUNDS candy bars, MR. GOODBAR chocolate bars, PAYDAY candy bars, POT OF GOLD chocolates, RAIN-BLO gumballs, REESE’S

NUTRAGEOUS candy bars, REESE'S peanut butter cups, REESE'S PIECES candies, REESESTICKS wafer bars, ROLO caramels in milk chocolate, SIXLETS candies, SKOR toffee bars, SPECIAL DARK chocolate bars, SUPER BUBBLE bubble gum, SWEET ESCAPES candy bars, SYMPHONY chocolate bars, TASTETATIONS candy, TWIZZLERS candy, WHATCHAMACALLIT candy bars, WHOPPERS malted milk balls, YORK peppermint pattie candy, 5TH AVENUE candy bars and ZERO candy bars. Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy, and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY’S brand name.

        The Corporation manufactures and/or markets a line of grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY’S, REESE’S and HEATH baking pieces, HERSHEY’S drink boxes, HERSHEY’S chocolate milk mix, HERSHEY’S cocoa, HERSHEY’S CHOCOLATE SHOPPE ice cream toppings, HERSHEY’S HOT COCOA COLLECTION hot cocoa mix, HERSHEY’S syrup and REESE’S peanut butter. HERSHEY’S chocolate and strawberry flavored milks are produced and sold under license by various dairies throughout the United States, using milk mixes manufactured by the Corporation. Baking and various other products are produced and sold under the HERSHEY’S and REESE’S brand names by third parties who have been granted licenses by the Corporation to use these trademarks.

        The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Corporation’s rights under these agreements are extendible on a long-term basis at the Corporation’s option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement which the Corporation exceeded in 2001. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation’s rights under this agreement are extendible on a long-term basis at the Corporation’s option, subject to certain conditions, including minimum unit volume sales. In 2001, the minimum volume requirements were exceeded. The Corporation has an agreement with an affiliate of Huhtamäki Oy (“Huhtamaki”) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS confectionery products worldwide. The Corporation’s rights under this agreement are extendible on a long-term basis at the Corporation’s option.

        The Corporation’s products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 2001, sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 18% of the Corporation’s total net sales.

        In Argentina, Brazil, China, Japan, Korea, and the Philippines, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also markets confectionery and grocery products in over 90 countries worldwide.

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

Cocoa Futures Contract Prices
(cents per pound)

	1997	1998	1999	2000	2001

Annual Average...............	70.0	72.7	48.8	37.9	47.1
High................................	77.2	78.3	62.7	40.1	57.9
Low.................................	59.1	65.5	39.6	34.4	41.5

         Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

         The Federal Agricultural and Improvement Reform Act of 1996, which is a seven-year farm bill, impacts the prices of sugar, peanuts and milk because it sets price support levels for these commodities.

         The price of sugar, the Corporation’s second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under the above referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained in a range of 25¢ to 32¢ per pound for the past ten years. Peanut and almond prices remained near normal levels throughout 2001. Milk prices increased in 2001 as a result of declining milk production. The Corporation believes that the supply of raw materials is adequate to meet its manufacturing requirements.

         The Corporation attempts to minimize the effect of future price fluctuations related to the purchase of its major raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Corporation’s other major raw material requirements. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations which provide more favorable pricing opportunities and flexibility in sourcing these raw materials and energy requirements. Fuel oil futures contracts are used to minimize price fluctuations associated with the Corporation’s transportation costs. The Corporation’s commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

        The primary effect on liquidity from using futures contracts is associated with margin requirements for futures contracts related to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. Cash outflows and inflows result from original margins which are “good faith deposits ” established by futures exchanges to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements. The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the markets. Historically, cash flows related to margin requirements have not been material to the Corporation’s total working capital requirements.

        The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar, corn sweeteners, natural gas, transportation costs and certain dairy products, are directly linked to the overall planning and management of the Corporation’s business, since the cost of raw materials, energy and transportation accounts for a significant portion of cost of sales. Procurement strategies with regard to cocoa, sugar and other major raw material requirements, energy requirements, and transportation costs are developed by the analysis of fundamentals, including weather and crop analysis, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

Competition

        Many of the Corporation’s brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. However, these brands are sold in highly competitive markets and compete with many other multinational, national, regional and local firms, some of which have resources in excess of those available to the Corporation.

Trademarks

        The Corporation owns various registered and unregistered trademarks and service marks, and has rights under licenses to use various trademarks which are of material importance to the Corporation’s business.

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

Research and Development

        The Corporation engages in a variety of research activities. These principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes, and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Information concerning the Corporation’s research and development expense is contained in Note 1 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Regulation

        The Corporation’s domestic plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.

Environmental Considerations

        In the past the Corporation has made investments based on compliance with environmental laws and regulations. Such expenditures have not been material with respect to the Corporation’s capital expenditures, earnings or competitive position.

Employees

         As of December 31, 2001, the Corporation had approximately 14,400 full-time and 1,600 part-time employees, of whom approximately 6,000 were covered by collective bargaining agreements. In 2002, the Corporation expects a reduction of approximately 600 full-time employees as a result of a voluntary work force reduction program. The Corporation considers its employee relations to be good. It should be noted that a collective bargaining agreement covering approximately 3,000 employees at two of the Corporation's principal plants in Hershey, Pennsylvania expired in November 2001. On February 27, 2002, the employees voted not to ratify a new contract offer, despite recommendations by their union negotiating committee and executive board to approve the new five-year contract. The Corporation and the union negotiating committee have agreed to seek the assistance of a federal mediator.

Financial Information by Geographic Area

        Information concerning the Corporation’s geographic segments is contained in Note 17 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Safe Harbor Statement

        The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s distribution operations; pension cost factors, such as actuarial assumptions and employee retirement decisions; and the Corporation’s ability to sell certain assets at targeted values.

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

Item 3.     LEGAL PROCEEDINGS

      In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The Notice pertained to the Corporate Owned Life Insurance (COLI) program which was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency of $61.2 million, including interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. Effective October 1, 2001, the Corporation negotiated a settlement with the IRS regarding the Notice. The resulting Closing Agreement with the IRS limited the COLI interest expense deductions for all applicable tax years and resulted in the surrender of all insurance policies, thereby ending the COLI program. The settlement is a complete resolution of all federal and state tax aspects of this program. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Information concerning the principal United States trading market for, market prices of and dividends on the Corporation’s Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section entitled “ Market Prices and Dividends ” on page A-13 and A-14 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, incorporated herein by reference and filed as Exhibit 13 hereto.

Item 6.     SELECTED FINANCIAL DATA

        The following information, for the five years ended December 31, 2001, found in the section entitled “ Six-Year Consolidated Financial Summary ” on page A-46 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto: Net Sales; Net Income; Earnings Per Share - Basic and - Diluted (excluding Notes e and f); Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The section entitled “ Management’s Discussion and Analysis,” found on pages A-1 through A-15 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, and such financial statements, along with the Report of the Independent Public Accountants thereon, are incorporated herein by reference and filed as Exhibit 13 hereto.

1. Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999. (Page A-16)
2. Consolidated Balance Sheets as of December 31, 2001 and 2000. (Page A-17)
3. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999. (Page A-18)
4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999. (Page A-19)
5. Notes to Consolidated Financial Statements (Pages A-20 through A-43), including "Quarterly Data (Unaudited)." (Page A-43)
6. Report of Independent Public Accountants. (Page A-45)

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages, positions held with the Corporation, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of the Corporation are set forth in the section “Election of Directors” in the Proxy Statement. This information is incorporated herein by reference.

Executive Officers of the Corporation as of March 15, 2002

Name	Age	Positions Held During the Last Five Years

R. H. Lenny (1)	50	Chairman of the Board, President and Chief Executive Officer (2002); President and Chief Executive Officer (2001)
F. Cerminara	53	Senior Vice President, Chief Financial Officer (2001); Vice President, Chief Financial Officer and Treasurer (2000); Vice President, Procurement (1994)
B. H. Snyder	54	Senior Vice President - Public Affairs, General Counsel and Secretary (2002); Vice President and Assistant General Counsel (2000); Assistant General Counsel (1993)
W. A. Willard (2)	43	Senior Vice President, Chief Marketing Officer (2001)
M. K. Arline	49	Vice President, Human Resources (2001); Vice President, Quality and Regulatory Compliance (1999); Director, Quality and Regulatory Compliance (1997)
R. Brace	58	Vice President, Operations and Technology (2002); Vice President, Conversion and Procurement (2000); Senior Vice President, Operations (1999); Vice President, Operations (1997)
J. F. Carr	57
		Vice President, Hershey International (2002); Vice President, Research Services and Special Operations (1999); President, Hershey Pasta and Grocery Group (1997); President, Hershey International (1994)
G. F. Davis (3)	53	Vice President, Chief Information Officer (2000)
M. T. Matthews	56	Vice President, Chief Customer Officer (2001); Vice President, U.S. Sales (1989)
D. W. Tacka	48	Vice President, Corporate Controller and Chief Accounting Officer (2000); Corporate Controller and Chief Accounting Officer (1995)
D. J. West(4)	38	Vice President, Business Planning and Development (2001)

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

     (2)     Mr. Willard was elected Senior Vice President, Chief Marketing Officer effective June 12, 2001. Prior to joining the Corporation he was President and Chief Executive Officer, Nabisco Ltd. (1998); President, Planters Company, Nabisco Holdings Corporation (1996).

     (3)     Mr. Davis was elected Vice President and Chief Information Officer effective December 14, 2000. Prior to joining the Corporation Mr. Davis was Vice President - Global Infrastructure Services, Computer Sciences Corporation (2000); Director - Global Infrastructure Services, Computer Sciences Corporation (1999); Executive Director - Global Infrastructure and Financial Systems, Pratt and Whitney (1998); Chief Information Officer, Rocco Inc. (1992).

     (4)     Mr. West was elected Vice President, Business Planning and Development effective May 30, 2001. Prior to joining the Corporation he was Senior Vice President Finance, Kraft Foods - Nabisco Biscuit, Confectionery and Snacks (2001); Senior Vice President and Chief Financial Officer, Nabisco Biscuit Company (1999); Vice President, Strategic Planning, Nabisco Holdings Corporation (1998); Senior Director, Business Planning and Analysis, Nabisco Holdings Corporation (1997).

        Corporate Officers and Division Presidents are generally elected each year at the organization meeting of the Board of Directors in April.

        Reporting of any inadvertent late filings of a Securities and Exchange Commission Form 4 under Section 16 of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.”

Item 11.     EXECUTIVE COMPENSATION

        Information concerning compensation of each of the named executive officers, including those persons who held the position of Chief Executive Officer of the Corporation during 2001, and compensation of directors, is set forth in the sections entitled “2001 Executive Compensation” and “Directors’ Compensation” in the Proxy Statement. This information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information concerning ownership of the Corporation’s voting securities by certain beneficial owners, individual nominees for director and by management, including the five most highly-compensated executive officers, is set forth in the section “Voting Securities” in the Proxy Statement. This information is incorporated herein by reference.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning “Certain Relationships and Related Transactions” is set forth in the section entitled “Certain Transactions and Relationships” in the Proxy Statement. This information is incorporated herein by reference.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)(1):     Financial Statements

        The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Public Accountants thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement and filed as Exhibit 13 hereto.

Item 14(a)(2):     Financial Statement Schedule

              The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 2001, 2000 and 1999 is filed herewith on the indicated page in response to Item 14(d):

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

Item 14(a)(3):     Exhibits

              The following items are attached or incorporated by reference in response to Item 14(c):

               (3)     Articles of Incorporation and By-laws

The Corporation’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988. The By-laws, as amended and restated as of December 1, 1998, are incorporated by reference from Exhibit 3 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

               (4)      Instruments defining the rights of security holders, including indentures

a.     Stockholder Protection Rights Agreement between Hershey Foods Corporation and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is incorporated by reference from Exhibit 4.1 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

               (10)     Material contracts

a. Kit Kat and Rolo License Agreement (the “License Agreement”) between Hershey Foods Corporation and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

b. Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation.

c. Cadbury Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988.

d. The Amended and Restated 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, is attached hereto and filed as Exhibit 10.1.

e. The Amended and Restated Five-Year Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, is attached hereto and filed as Exhibit 10.2.

f. Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Corporation’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                 Executive Compensation Plans and Management Contracts

g. Hershey Foods Corporation’s Restated Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

h. Hershey Foods Corporation’s Restated Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.
i. Hershey Foods Corporation's Amended and Restated Deferred Compensation Plan is attached hereto and filed as Exhibit 10.3.
j. Hershey Foods Corporation's Amended and Restated Directors' Compensation Plan is attached hereto and filed as Exhibit 10.4.
k. Hershey Foods Corporation’s Executive Benefits Protection Plan (Group 3A), as amended, covering certain of its executive officers, is attached hereto and filed as Exhibit 10.5.

l. Separation Agreement and General Release entered into on December 11, 2000 between Hershey Foods Corporation and Michael F. Pasquale is incorporated by reference from Exhibit 10.4 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

m. The Executive Employment Agreement between Hershey Foods Corporation and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

               (12)     Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997 is filed as Exhibit 12 hereto.

               (13)      Annual report to security holders
The Corporation’s Annual Report to Stockholders is included as Appendix A to the Proxy Statement and is filed as Exhibit 13 hereto.

               (21)      Subsidiaries of the Registrant
A list setting forth subsidiaries of the Corporation is filed as Exhibit 21 hereto.

               (23)      Consent of Independent Public Accountants

The consent to the incorporation of reports of the Corporation’s Independent Public Accountants dated January 22, 2002, is filed as Exhibit 23 hereto.

Item 14(b): Reports on Form 8-K

A Current Report on Form 8-K was furnished on October 24, 2001, announcing initiatives to enhance the future operating performance of the Corporation, and business realignment charges to support the initiatives totaling $275 million pre-tax, or $1.24 per share-diluted, in the fourth quarter of 2001 and in 2002. In addition, a Current Report on Form 8-K was furnished on January 8, 2002, announcing higher business realignment charges and additional anticipated savings from the value-enhancing initiatives announced on October 24, 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2002.

HERSHEY FOODS CORPORATION
(Registrant)

By:	/s/ F. CERMINARA

F. Cerminara
Senior Vice President, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. H. LENNY (R. H. Lenny)	Chief Executive Officer and Director	March 15, 2002
/s/ F. CERMINARA (F. Cerminara)	Chief Financial Officer	March 15, 2002
/s/ D. W. TACKA (D. W. Tacka)	Chief Accounting Officer	March 15, 2002
/s/J. A. BOSCIA (J. A. Boscia)	Director	March 15, 2002
/s/ R. H. CAMPBELL (R. H. Campbell)	Director	March 15, 2002
/s/ G. P. COUGHLAN (G. P. Coughlan)	Director	March 15, 2002
/s/ C. M. EVARTS, M.D. (C. M. Evarts, M.D.)	Director	March 15, 2002

Signature	Title	Date

/s/ B. G. HILL (B. G. Hill)	Director	March 15, 2002
/s/ J. R. HILLIER (J. R. Hillier)	Director	March 15, 2002
/s/ J. C. JAMISON (J. C. Jamison)	Director	March 15, 2002
/s/ M. J. MCDONALD (M. J. McDonald)	Director	March 15, 2002
/s/ J. M. PIETRUSKI (J. M. Pietruski)	Director	March 15, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Hershey Foods Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Hershey Foods Corporation’s Proxy Statement for its 2002 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 15 in Item 14(a)(2) is the responsibility of the Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ARTHUR ANDERSEN LLP

New York, New York
January 22, 2002

Schedule II

HERSHEY FOODS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000 and 1999

(in thousands of dollars)

                                                                Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves		Balance at End of Period

Year Ended December 31,2001: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$16,004	$8,450	$3,299	$(11,795)		$15,958

Year Ended December 31,2000: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$16,941	$8,531	$1,362	$(10,830)		$16,004

Year Ended December 31,1999: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$19,941	$2,629	$597	$(6,226)	(b)	$16,941

     (a)  Includes recoveries of amounts previously written off.

     (b)  Includes reserves related to the Corporation's pasta business which was sold in January 1999.