Form 10-Q
period 2002-03-31
HERSHEY FOODS CORP
filed 2002-04-26
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2002

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

Common Stock, $1 par value - 106,059,131 shares, as of April 15, 2002.   Class B Common Stock, $1 par value - 30,433,808 shares, as of April 15, 2002.

Exhibit Index - Page 16

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                                         HERSHEY FOODS CORPORATION
                                     CONSOLIDATED STATEMENTS OF INCOME
                                  (in thousands except per share amounts)

                                                              For the Three Months Ended
                                                              --------------------------
                                                               March 31,        April 1,
                                                                  2002            2001
                                                                  ----            ----

Net Sales                                                   $    988,506    $   988,002
                                                              ----------     ----------
 Costs and Expenses:
 Cost of sales                                                   624,024        637,954
 Selling, marketing and administrative                           202,741        205,892
 Business realignment charge                                       8,762              -
                                                              ----------     ----------
  Total costs and expenses                                       835,527        843,846
                                                              ----------     ----------
Income before Interest and Income Taxes                          152,979        144,156

 Interest expense, net                                            15,465         17,297
                                                              ----------     ----------
Income before Income Taxes                                       137,514        126,859

 Provision for income taxes                                       50,469         47,953
                                                              ----------     ----------
Net Income                                                  $     87,045    $    78,906
                                                              ==========     ==========
 Net Income Per Share-Basic                                 $        .64    $       .58
                                                              ==========     ==========
Net Income Per Share-Diluted                                $        .63    $       .57
                                                              ==========     ==========

Average Shares Outstanding-Basic                                 136,707        136,750
                                                              ==========     ==========

Average Shares Outstanding-Diluted                               138,219        138,227
                                                              ==========     ==========

Cash Dividends Paid per Share:
  Common Stock                                              $      .3025    $     .2800
                                                              ==========     ==========

  Class B Common Stock                                      $      .2725    $     .2525
                                                              ==========     ==========

The accompanying notes are an integral part of these statements.

                                           HERSHEY FOODS CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                       March 31, 2002 AND DECEMBER 31, 2001
                                            (in thousands of dollars)

ASSETS                                                      2002             2001
                                                           ------           ------
Current Assets:
  Cash and cash equivalents                            $   220,026     $   134,147
  Accounts receivable - trade                              292,226         361,726
  Inventories                                              559,556         512,134
  Deferred income taxes                                     83,198          96,939
  Prepaid expenses and other                                90,670          62,595
                                                        ----------      ----------
     Total current assets                                1,245,676       1,167,541
                                                        ----------      ----------
 Property, Plant and Equipment, at cost                  2,896,366       2,900,756
Less-accumulated depreciation and amortization          (1,383,869)     (1,365,855)
                                                        ----------      ----------
     Net property, plant and equipment                   1,512,497       1,534,901
                                                        ----------      ----------
Goodwill                                                   388,691         388,702
Other Intangibles                                           40,298          40,426
Other Assets                                               137,382         115,860
                                                        ----------      ----------
     Total assets                                      $ 3,324,544     $ 3,247,430
                                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                     $   162,332     $   133,049
  Accrued liabilities                                      372,495         462,901
  Accrued income taxes                                      32,397           2,568
  Short-term debt                                            7,045           7,005
  Current portion of long-term debt                            739             921
                                                        ----------      ----------
     Total current liabilities                             575,008         606,444
Long-term Debt                                             876,979         876,972
Other Long-term Liabilities                                347,529         361,041
Deferred Income Taxes                                      266,112         255,769
                                                        ----------      ----------
     Total liabilities                                   2,065,628       2,100,226
                                                        ----------      ----------
 Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2002 and 2001                                      ---             ---
  Common Stock, shares issued:
    149,517,064 in 2002 and 2001                           149,516         149,516
  Class B Common Stock, shares issued:
    30,433,808 in 2002 and 2001                             30,434          30,434
  Additional paid-in capital                                (2,686)          3,263
  Unearned ESOP compensation                               (15,169)        (15,967)
  Retained earnings                                      2,801,878       2,755,333
  Treasury-Common Stock shares at cost:
   43,525,109 in 2002 and 44,311,870 in 2001            (1,656,391)     (1,689,243)
  Accumulated other comprehensive loss                     (48,666)        (86,132)
                                                        ----------      ----------
     Total stockholders' equity                          1,258,916       1,147,204
                                                        ----------      ----------
      Total liabilities and stockholders' equity       $ 3,324,544     $ 3,247,430
                                                        ==========      ==========

The accompanying notes are an integral part of these balance sheets.

                                           HERSHEY FOODS CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands of dollars)

                                                                      For the Three Months Ended
                                                                       March 31,       April 1,
                                                                         2002           2001
                                                                       --------        ------

Cash Flow Provided from (Used by) Operating Activities
    Net Income                                                        $  87,045      $  78,906
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                                    45,632         46,875
        Deferred income taxes                                            15,891         (4,141)
        Business realignment initiatives                                  5,698              -
        Changes in assets and liabilities:
             Accounts receivable - trade                                 69,500         71,161
             Inventories                                                (44,122)       (45,432)
             Accounts payable                                            29,283         (1,296)
             Other assets and liabilities                               (88,103)       106,472
                                                                       ----------      -------
Net Cash Flows Provided from Operating Activities                       120,824        252,545
                                                                       ----------      -------
Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                                    (17,405)       (32,032)
   Capitalized software additions                                        (2,297)        (1,125)
   Other, net                                                            19,604          9,415
                                                                       ----------      -------
Net Cash Flows (Used by) Investing Activities                               (98)       (23,742)
                                                                       ----------      -------
Cash Flows Provided from (Used by) Financing Activities
   Net increase (decrease) in short-term debt                                40       (207,995)
   Repayment of long-term debt                                             (214)           (76)
   Cash dividends paid                                                  (40,500)       (37,378)
   Exercise of stock options                                             55,569         15,134
   Incentive plan transactions                                          (49,742)        (4,203)
                                                                       ----------      -------
Net Cash Flows (Used by) Financing Activities                           (34,847)      (234,518)
                                                                       ----------      -------
Increase (Decrease) in Cash and Cash Equivalents                         85,879         (5,715)
Cash and Cash Equivalents, beginning of period                          134,147         31,969
                                                                       ----------      -------
Cash and Cash Equivalents, end of period                              $ 220,026      $  26,254
                                                                       ==========      =======

Interest Paid                                                         $  23,766      $  30,109
                                                                       ==========      =======
Income Taxes Paid                                                     $   1,342      $   1,852
                                                                       ==========      =======

The accompanying notes are an integral part of these statements.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2001 Annual Report on Form 10-K.

  Certain reclassifications have been made to prior year amounts to conform to the 2002 presentation. In accordance with final consensuses reached on various EITF Issues regarding the reporting of certain sales incentives, costs totaling $92.7 million previously reported in selling, marketing and administrative expense in 2001, have been reclassified as a reduction to net sales. In addition, certain freight billings totaling $.4 million previously reported in cost of sales in 2001, have been reclassified as an increase to net sales.

  BUSINESS REALIGNMENT INITIATIVES

  In late October 2001, the Corporation’s Board of Directors approved a plan to improve the efficiency and profitability of the Corporation’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements, and a voluntary work force reduction program (collectively, “the business realignment initiatives”). The major components of the plan will be completed by the fourth quarter of 2002. For more information on the business realignment initiatives recorded in the fourth quarter of 2001, refer to the consolidated financial statements and notes included in the Corporation’s 2001 Annual Report on Form 10-K.

  During the first quarter of 2002, a charge to cost of sales and business realignment charges were recorded totaling $9.0 million before tax ($5.7 million after-tax or $.04 per share-diluted). The total included a charge to cost of sales of $.2 million associated with the relocation of manufacturing equipment and a business realignment charge of $8.8 million. Components of the $8.8 million pre-tax charge for these initiatives included $.1 million relating to product line rationalization, $.1 million relating to supply chain efficiency improvements, and $8.6 million relating to pension settlement costs associated with the voluntary work force reduction program (VWRP). Additional charges totaling approximately $23.8 million before tax, or $.11 per share-diluted, are expected to be recorded, as incurred, by the end of 2002, primarily related to additional pension settlement costs resulting from the VWRP and expenses associated with the relocation of manufacturing equipment.

  Asset Management Improvements

  During the first quarter of 2002, cash payments totaling $.4 million relating to outsourcing the manufacture of certain ingredients were recorded against the liability for business realignment initiatives. Also during the first quarter of 2002, asset write-offs totaling $1.8 million relating to outsourcing the manufacture of certain ingredients were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives.

  Product Line Rationalization

  During the first quarter of 2002, cash payments totaling $.4 million were recorded against the liability for business realignment initiatives and a net pre-tax charge of $.1 million was credited to the liability, relating primarily to the realignment of the Corporation’s sales organizations. Product line rationalization plans include the sale or exit of certain businesses. Net sales associated with businesses to be sold or exited as part of the business realignment initiatives were approximately $8.1 million and $9.5 million in the first quarter of 2002 and 2001, respectively.

  Supply Chain Efficiency Improvements

  During the first quarter of 2002, cash payments totaling $.6 million relating primarily to the closure of the Palmyra, Pennsylvania plant were recorded against the liability for business realignment initiatives. In addition, a net pre-tax charge of $.1 million was credited to the liability in the first quarter of 2002 also relating to the closure of the Palmyra, Pennsylvania plant. During the first quarter of 2002, asset write-offs totaling $7.8 million relating to closure of the three manufacturing plants were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives which is included as part of accumulated depreciation. By the end of the first quarter of 2002, approximately 275 employees were terminated resulting in the payment of involuntary employee termination benefits of approximately $.5 million.

  Voluntary Work Force Reduction Program

  During the first quarter of 2002, cash payments totaling $5.5 million relating to the enhanced mutual separation program of the Corporation’s VWRP and administrative expenses were recorded against the liability for business realignment initiatives. In addition, a net pre-tax charge of $8.6 million was credited to pension benefit liabilities during the first quarter of 2002 relating to pension settlement costs associated with departing employees electing a lump sum payment of their pension benefit under the early retirement program of the VWRP. Payments of pension and certain supplemental benefits were made from the assets of the Corporation’s pension plan for salaried employees. During the first quarter of 2002, a reduction of approximately 500 employees resulted from the VWRP.

  The following tables summarize the charges for certain business realignment initiatives in the fourth quarter of 2001 and the related activities completed through March 31, 2002:
                                                                  2002
                                              Balance          1st Qtr      New charges       Balance
 Accrued Liabilities                      December 31, 2001   Utilization   1st Qtr 2002   March 31, 2002
 -------------------------                -----------------   -----------   ------------   --------------
 (In thousands of dollars)

 Asset management improvements              $   2,700          $   (396)     $    -         $   2,304
 Product line rationalization                  15,529              (408)        115            15,236
 Supply chain efficiency improvements           8,300              (623)        100             7,777
 Voluntary work force reduction program         8,860            (5,541)          -             3,319
                                              -------            -------       ------         -------
 Total                                      $  35,389          $ (6,968)     $  215         $  28,636
                                              =======            =======       ======         =======
  Cash payments totaling $7.0 million were recorded against the liability in the first quarter, primarily related to severance payments associated with the enhanced mutual separation program and supply chain efficiency improvements. Other cash payments recorded against the liability were related to outsourcing the manufacture of certain ingredients and the realignment of the Corporation’s sales organizations. New charges during the quarter related to realignment of the Corporation’s sales organizations and termination benefits.

                                                                 2002
                                               Balance          1st Qtr       New charges         Balance
Asset Impairment Write-down               December 31, 2001   Utilization    1st Qtr 2002     March 31, 2002
---------------------------               -----------------   -----------    ------------     --------------
(In thousands of dollars)

Asset management improvements               $  2,600          $ (1,844)       $      -         $     756
Product line rationalization                   5,000                  -              -             5,000
Supply chain efficiency improvements          37,700            (7,807)              -            29,893
                                             -------           ---------        -------         --------
Total                                       $ 45,300          $ (9,651)       $      -         $  35,649
                                             =======           =========        =======         ========
  Asset write-offs of $9.7 million were recorded against the reserve during the quarter. This reserve was included as part of accumulated depreciation. The asset write-offs were associated with the outsourcing of manufacturing for certain ingredients and the closure of manufacturing facilities.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:
                                                      For the Three Months Ended
                                                      --------------------------
                                                  March 31, 2002       April 1, 2001
                                                 --------------       -------------
                                                        (in thousands of dollars)

       Interest expense                           $   16,573         $    18,541
       Interest income                                  (779)               (972)
       Capitalized interest                             (329)               (272)
                                                    --------            --------
        Interest expense, net                     $   15,465         $    17,297
                                                    ========            ========
  NET INCOME PER SHARE

  A total of 43,525,109 shares were held as Treasury Stock as of March 31, 2002.

  In accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
                                                         For the Three Months Ended
                                                       --------------------------
                                                     March 31, 2002     April 1, 2001
                                                     --------------     -------------
                                               (in thousands of dollars except per share amounts)

       Net income                                     $  87,045          $  78,906
                                                       ========           ========

       Weighted-average shares-basic                    136,707            136,750
       Effect of dilutive securities:
         Employee stock options                           1,431              1,450
         Performance and restricted stock units              81                 27
                                                       --------           --------
       Weighted-average shares - diluted                138,219            138,227
                                                       ========           ========
       Net income per share - basic                   $    0.64          $    0.58
                                                       ========           ========
       Net income per share-diluted                   $    0.63          $    0.57
                                                       ========           ========
  Employee stock options for 1,237,955 shares and 1,750,100 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended March 31, 2002 and April 1, 2001, respectively.

  GOODWILL AND OTHER INTANGIBLE ASSETS

  The Corporation adopted Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”) as of July 1, 2001, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) as of January 1, 2002. The reassessment of the useful lives of intangible assets acquired on or before June 30, 2001 was completed during the first quarter of 2002. Amortization of goodwill resulting from business acquisitions of $388.7 million was discontinued as of January 1, 2002. Other intangible assets totaling $40.4 million as of January 1, 2002 primarily consisted of trademarks and patents obtained through business acquisitions. The useful lives of trademarks were determined to be indefinite and, therefore, amortization of these assets was discontinued as of January 1, 2002. Patents valued at a total of $9.0 million are being amortized over their remaining legal lives of approximately eighteen years.

  Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the first quarter of 2002. No impairment of assets was determined as a result of these tests. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and other intangible assets for the three months ended April 1, 2001 is as follows:
                                                            For the Three Months Ended
                                                            --------------------------
                                                         March 31, 2002      April 1, 2001
                                                         --------------      -------------
                                                   (in thousands of dollars except per share amounts)

       Reported net income:                                 $  87,045         $  78,906
          Add back:  Goodwill amortization                                        2,913
          Add back:  Trademark amortization                                         377
                                                             --------          --------
          Adjusted net income                               $  87,045         $  82,196
                                                             ========          ========

       Basic earnings per share:
          Reported net income                               $     .64         $     .58
          Goodwill amortization                                                     .02
          Trademark amortization                                                      -
                                                             --------          --------
          Adjusted net income                               $     .64         $     .60
                                                             ========          ========

       Diluted earnings per share:
          Reported net income                               $     .63         $     .57
          Goodwill amortization                                                     .02
          Trademark amortization                                                      -
                                                             --------          --------
          Adjusted net income                               $     .63         $     .59
                                                             ========          ========
  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  The Corporation accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. All derivative instruments currently utilized by the Corporation, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, are designated as cash flow hedges. For more information, refer to the consolidated financial statements and notes included in the Corporation's 2001 Annual Report on Form 10-K.

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:
                                                                 For the Three Months Ended
                                                               --------------------------
                                                          March 31, 2002       April 1, 2001
                                                          --------------       -------------
                                                               (in thousands of dollars)

Net income                                                 $  87,045           $   78,906
                                                             -------             --------
Other comprehensive income (loss):
    Foreign currency translation adjustments                     302               (7,243)
    Minimum pension liability adjustments, net of tax         22,732                   -
    Gains on cash flow hedging derivatives,
          net of tax                                          17,534               66,291

      Add:  Reclassification adjustments, net of tax          (3,102)               4,230
                                                            --------             --------
Other comprehensive income                                    37,466               63,278
                                                            --------             --------
Comprehensive income                                       $ 124,511           $  142,184
                                                            ========             ========

  Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Pre-tax gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $.5 million and $.8 million for the three months ended March 31, 2002 and April 1, 2001, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

  The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets were as follows:
                                        Foreign        Minimum   Gains (Losses)                      Accumulated
                                     Currency        Pension     on Cash Flow                         Other
                                    Translation     Liability      Hedging      Reclassification  Comprehensive
                                    Adjustments    Adjustments   Derivatives      Adjustments     Income (Loss)
---------------------------------------------------------------------------------------------------------------
 (In thousands of dollars)

 Balance as of December 31, 2001       $(62,545)     $(35,135)      $11,548     $         -          $(86,132)
 Current period credit (charge), gross      302        37,950        27,524          (4,900)           60,876
 Income tax benefit (expense)                 -       (15,218)       (9,990)          1,798           (23,410)
                                        -------       -------        ------           -----           -------
 Balance as of March 31, 2002          $(62,243)     $(12,403)      $29,082         $(3,102)         $(48,666)
                                       ========      ========       =======         =======          ========
  As of March 31, 2002, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months were approximately $14.9 million, compared to net after-tax losses on cash flow hedging derivatives to be reclassified into earnings in the next twelve months of $10.1 million as of April 1, 2001.

  INVENTORIES

  The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                     March 31, 2002     December 31, 2001
                                   --------------     ----------------
                                         (in thousands of dollars)

Raw materials                         $ 212,494           $  160,343
Goods in process                         52,459               51,184
Finished goods                          346,981              354,100
                                       --------            ---------
      Inventories at FIFO               611,934              565,627
Adjustment to LIFO                      (52,378)             (53,493)
                                       --------            ---------
      Total inventories               $ 559,556           $  512,134
                                       ========            =========
  The increase in raw material inventories as of March 31, 2002 reflected the seasonal timing of deliveries to support manufacturing requirements. Raw material inventories were $212.5 million as of March 31, 2002 compared to $272.7 million as of April 1, 2001.

  LONG-TERM DEBT

  In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of March 31, 2002, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

  FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2002 and December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $877.7 million as of March 31, 2002, compared to a fair value of $942.6 million, based on quoted market prices for the same or similar debt issues.

  As of March 31, 2002, the Corporation had foreign exchange forward contracts maturing in 2002 and 2003 to purchase $20.3 million in foreign currency, primarily British sterling and euros, and to sell $9.8 million in foreign currency, primarily Japanese yen, at contracted forward rates.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of March 31, 2002, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $3.2 million and $2.7 million as of March 31, 2002 and December 31, 2001, respectively. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

  SHARE REPURCHASES

  In October 1999, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation’s Common Stock. Under this program, a total of 2,388,586 shares of Common Stock was purchased through March 31, 2002. As of March 31, 2002, a total of 43,525,109 shares were held as Treasury Stock and $84.2 million remained available for repurchases of Common Stock under the repurchase program.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - First Quarter 2002 vs. First Quarter 2001

Consolidated net sales for the first quarter increased from $988.0 million in 2001 to $988.5 million in 2002. The nominal increase over the prior year primarily reflected higher sales resulting from: incremental sales from Visagis, the Brazilian chocolate and confectionery business acquired in July 2001; selected confectionery selling price increases; and increases in sales of base confectionery and grocery products in North America. These increases were substantially offset by lower sales resulting from higher promotion allowances and returns, discounts and allowances, the divestiture of the  Luden's throat drop business in September 2001, and the timing of the acquisition of the Nabisco Inc. gum and mint business which resulted in incremental sales in the first quarter of 2001 compared to the same period of 2002.

The consolidated gross margin increased from 35.4% in 2001 to 36.9% in 2002. The increase reflected higher profitability resulting from the mix of confectionery items sold in 2002 compared with sales during 2001. Decreased costs for certain major raw materials, primarily milk and cocoa, reduced supply chain costs and selected confectionery selling price increases also contributed to the higher gross margin. The impact of these items was partially offset by higher promotion allowances and returns, discounts, and allowances, both of which were higher as a percent of sales compared to the prior year. Selling, marketing and administrative expenses decreased by 2% in 2002, primarily reflecting the elimination of goodwill amortization in 2002. Excluding the impact of goodwill amortization in 2001, selling, marketing and administrative expenses in 2002 were flat compared to 2001.

Net interest expense in the first quarter of 2002 was $1.8 million less than the comparable period of 2001, primarily reflecting a decrease in short-term interest expense due to a decrease in the average short-term borrowing rates and reduced average short-term borrowings.

Net income for the first quarter increased $8.1 million, or 10%, from 2001 to 2002, and net income per share - diluted increased $.06, or 11%. Excluding the after-tax effect of the business realignment initiatives recorded in 2002, as well as the after-tax effect of goodwill amortization in 2001, net income for the first quarter increased $10.5 million, or 13%, from 2001 to 2002, and net income per share - diluted increased $.08, or 14%.

Business Realignment Initiatives

In late October 2001, the Corporation’s Board of Directors approved a plan to improve the efficiency and profitability of the Corporation’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements, and a voluntary work force reduction program. As of March 31, 2002, there have been no significant changes to the estimated costs and savings for the business realignment initiatives. The major components of these initiatives remain on schedule for completion by the fourth quarter of 2002.

Asset management improvements included the decision to outsource the manufacture of certain ingredients and the related removal and disposal of machinery and equipment related to the manufacture of these ingredients. As a result of this outsourcing, the Corporation was able to significantly reduce raw material inventories, primarily cocoa beans and cocoa butter, in the fourth quarter of 2001. The remaining portion of the project was substantially completed during the first quarter of 2002.

Product line rationalization plans included the sale or exit of certain businesses, the discontinuance of certain non-chocolate confectionery products and the realignment of the Corporation’s sales organizations. Costs associated with the realignment of the sales organizations related primarily to sales office closings and terminating the use of certain sales brokers. During the first quarter of 2002, sales offices were closed as planned and the use of certain sales brokers was discontinued.

To improve supply chain efficiency and profitability, three manufacturing facilities, a distribution center and certain other facilities were planned to be closed. These included manufacturing facilities in Denver, Colorado; Pennsburg, Pennsylvania and Palmyra, Pennsylvania and a distribution center and certain minor facilities located in Oakdale, California. During the first quarter of 2002, the manufacturing facility in Palmyra, Pennsylvania was closed and additional costs were recorded, as incurred, relating to retention payments. In addition, asset write-offs relating to the closure of the three manufacturing plants were begun.

In October 2001, the Corporation offered a voluntary work force reduction program (VWRP) to certain eligible employees in the United States, Canada and Puerto Rico in order to reduce staffing levels and improve profitability. The VWRP consisted of an early retirement program which provided enhanced pension, post-retirement and certain supplemental benefits and an enhanced mutual separation program which provided increased severance and temporary medical benefits. A reduction of approximately 500 employees occurred during the first quarter of 2002 as a result of the VWRP. Additional pension settlement costs of $8.6 million before tax were recorded in the first quarter of 2002 principally associated with lump sum payments of pension benefits.

Liquidity and Capital Resources

Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first quarter of 2002, the Corporation’s cash and cash equivalents increased by $85.9 million. Cash provided from operations was sufficient to fund dividend payments of $40.5 million and capital expenditures and capitalized software additions totaling $19.7 million. Cash used by other assets and liabilities of $88.1 million primarily reflected a pension plan contribution and changes to liabilities associated with taxes and incentive compensation. Cash provided from other assets and liabilities in the first quarter of 2001 of $106.5 million was principally the result of commodities transactions and increased taxes payable, partially offset by a pension plan contribution.

In order to improve the funded status of the Corporation’s domestic pension plans, a contribution of $75.0 million was made in February 2001. Additional contributions of $95.0 million and $75.0 million were made in December 2001 and March 2002, respectively, to fund payments related to the early retirement program and to improve the funded status. These contributions were funded by cash from operations.

The ratio of current assets to current liabilities was 2.2:1 as of March 31, 2002, and 1.9:1 as of December 31, 2001. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 41% as of March 31, 2002, and 44% as of December 31, 2001.

Other Matters

A collective bargaining agreement covering approximately 2,700 employees at two of the Corporation’s principal manufacturing plants in Hershey, Pennsylvania expired in November 2001. On February 27, 2002, the employees voted not to ratify a new contract offer, despite recommendations by their union negotiating committee and executive board to approve the new contract. On April 16, 2002, the employees voted again not to ratify an amended contract offer following the rejection of that offer by the union negotiating committee. On April 23, 2002, the union provided 72 hours advance notice of a potential work stoppage and on April 26, 2002, initiated a strike.

Safe Harbor Statement

The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s distribution operations; pension cost factors, such as actuarial assumptions and employee retirement decisions; the outcome of labor negotiations and the duration and resulting impact of potential work stoppages; and the Corporation’s ability to sell certain assets at targeted values.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was not material as of March 31, 2002. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $4.7 million as of December 31, 2001, to $4.9 million as of March 31, 2002. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION

Items 1 through 5 have been omitted as not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a)          Exhibits

  The following items are attached and incorporated herein by reference:

  Exhibit 10.1 - Amended and Restated Key Employee Incentive Plan.

  Exhibit 10.2 - Amended and Restated Supplemental Executive Retirement Plan.

  Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the quarters ended March 31, 2002 and April 1, 2001.

b)         Reports on Form 8-K

  No reports on Form 8-K were filed during the three-month period ended March 31, 2002. However, a report on Form 8-K was filed on April 5, 2002, in which the Corporation announced that it had requested proposals from selected audit firms to become Hershey Foods Corporation’s independent auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              HERSHEY FOODS CORPORATION
                                                                     (Registrant)

Date  April 26, 2002                                          /s/  Frank Cerminara
                                                              Frank Cerminara
                                                              Senior Vice President,
                                                              Chief Financial Officer

Date  April 26, 2002                                          /s/  David W. Tacka
                                                              David W. Tacka
                                                              Vice President,
                                                              Corporate Controller
                                                              and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1     Amended and Restated Key Employee Incentive Plan

Exhibit 10.2     Amended and Restated Supplemental Executive Retirement Plan

Exhibit 12      Computation of Ratio of Earnings to Fixed Charges