Form 10-Q
period 2002-06-30
HERSHEY FOODS CORP
filed 2002-08-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 2002

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

Common Stock, $1 par value - 106,205,984 shares, as of July 26, 2002.   Class B Common Stock, $1 par value - 30,424,308 shares, as of July 26, 2002.

Exhibit Index - Page 20

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                                                HERSHEY FOODS CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                         (in thousands except per share amounts)

                                                                        For the Three Months Ended
                                                                        --------------------------
                                                                        June 30,            July 1,
                                                                          2002               2001
                                                                        --------           -------

Net Sales                                                          $      823,462     $     817,326
                                                                      -----------       -----------
Costs and Expenses:
 Cost of sales                                                            509,991           517,258
 Selling, marketing and administrative                                    195,875           200,517
 Business realignment charge, net                                           1,976                 -
                                                                      -----------       -----------
  Total costs and expenses                                                707,842           717,775
                                                                      -----------       -----------
Income before Interest and Income Taxes                                   115,620            99,551

 Interest expense, net                                                     15,863            16,927
                                                                      ------------       ----------
Income before Income Taxes                                                 99,757            82,624

 Provision for income taxes                                                36,609            30,185
                                                                      -----------       -----------
Net Income                                                         $       63,148     $      52,439
                                                                      ===========       ===========
Net Income Per Share-Basic                                         $          .46     $         .38
                                                                      ===========       ===========
Net Income Per Share-Diluted                                       $          .46     $         .38
                                                                      ===========       ===========
Average Shares Outstanding-Basic                                          136,831           136,410
                                                                      ===========       ===========
Average Shares Outstanding-Diluted                                        138,002           137,820
                                                                      ===========       ===========
Cash Dividends Paid per Share:
  Common Stock                                                     $        .3025     $       .2800
                                                                      ===========       ===========
  Class B Common Stock                                             $        .2725     $       .2525
                                                                      ===========       ===========

The accompanying notes are an integral part of these statements.

                                                HERSHEY FOODS CORPORATION
                                            CONSOLIDATED STATEMENTS OF INCOME
                                         (in thousands except per share amounts)

                                                                            For the Six Months Ended
                                                                            ------------------------
                                                                           June 30,            July 1,
                                                                             2002               2001
                                                                           --------           -------

Net Sales                                                             $   1,811,968      $   1,805,328
                                                                         ----------         ----------
Costs and Expenses:
 Cost of sales                                                            1,134,015          1,155,213
 Selling, marketing and administrative                                      398,616            406,408
 Business realignment charge, net                                            10,738                  -
                                                                         ----------         ----------
  Total costs and expenses                                                1,543,369          1,561,621
                                                                         ----------         ----------
Income before Interest and Income Taxes                                     268,599            243,707

 Interest expense, net                                                       31,328             34,224
                                                                         ----------         ----------
Income before Income Taxes                                                  237,271            209,483

 Provision for income taxes                                                  87,078             78,138
                                                                         ----------         ----------
Net Income                                                            $     150,193      $     131,345
                                                                         ==========         ==========
Net Income Per Share-Basic                                            $        1.10      $         .96
                                                                         ==========         ==========
Net Income Per Share-Diluted                                          $        1.09      $         .95
                                                                         ==========         ==========
Average Shares Outstanding-Basic                                            136,765            136,580
                                                                         ==========         ==========
Average Shares Outstanding-Diluted                                          138,062            138,034
                                                                         ==========         ==========

Cash Dividends Paid per Share:
  Common Stock                                                        $        .605      $        .560
                                                                         ==========       ============
  Class B Common Stock                                                $        .545      $        .505
                                                                         ==========         ==========
The accompanying notes are an integral part of these statements.

                                                HERSHEY FOODS CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                           JUNE 30, 2002 AND DECEMBER 31, 2001
                                                (in thousands of dollars)

ASSETS                                                               2002                2001
                                                                ----------          ----------

Current Assets:
  Cash and cash equivalents                                   $      184,790     $       134,147
  Accounts receivable - trade                                        279,543             361,726
  Inventories                                                        641,293             512,134
  Deferred income taxes                                               58,488              96,939
  Prepaid expenses and other                                          92,428              62,595
                                                                 -----------        ------------
   Total current assets                                            1,256,542           1,167,541
                                                                 -----------        ------------
Property, Plant and Equipment, at cost                             2,928,944           2,900,756
Less-accumulated depreciation and amortization                    (1,423,577)         (1,365,855)
                                                                 -----------       -------------
   Net property, plant and equipment                               1,505,367           1,534,901
                                                                 -----------       -------------
Goodwill                                                             382,276             388,702
Other Intangibles                                                     40,161              40,426
Other Assets                                                         104,303             115,860
                                                                 -----------       -------------
    Total assets                                              $    3,288,649     $     3,247,430
                                                                 ===========       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                            $      134,258     $       133,049
  Accrued liabilities                                                342,300             462,901
  Accrued income taxes                                                41,429               2,568
  Short-term debt                                                      7,733               7,005
  Current portion of long-term debt                                      510                 921
                                                                 -----------       -------------
       Total current liabilities                                     526,230             606,444
Long-term Debt                                                       868,485             876,972
Other Long-term Liabilities                                          361,191             361,041
Deferred Income Taxes                                                240,205             255,769
                                                                 -----------       -------------
       Total liabilities                                           1,996,111           2,100,226
                                                                 -----------       -------------
Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2002 and 2001                                                ---                 ---
  Common Stock, shares issued:
    149,522,564 in 2002 and 149,517,064 in 2001                      149,522             149,516
  Class B Common Stock, shares issued:
    30,428,308 in 2002 and 30,433,808 in 2001                         30,428              30,434
  Additional paid-in capital                                          (2,286)              3,263
  Unearned ESOP compensation                                         (14,370)            (15,967)
  Retained earnings                                                2,824,614           2,755,333
  Treasury-Common Stock shares at cost:
   43,325,880 in 2002 and 44,311,870 in 2001                      (1,646,064)         (1,689,243)
  Accumulated other comprehensive loss                               (49,306)            (86,132)
                                                                 -----------       -------------
      Total stockholders' equity                                   1,292,538           1,147,204
                                                                 -----------       -------------
      Total liabilities and stockholders' equity              $    3,288,649     $     3,247,430
                                                                 ===========       =============

The accompanying notes are an integral part of these balance sheets.

                                                HERSHEY FOODS CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (in thousands of dollars)

                                                                                  For the Six Months Ended
                                                                                  ------------------------
                                                                                June 30,             July 1,
                                                                                  2002                 2001
                                                                                  ----                 ----

Cash Flow Provided from (Used by) Operating Activities
    Net Income                                                            $     150,193        $     131,345
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                                            91,023               94,204
        Deferred income taxes                                                    (6,707)               3,263
        Business realignment initiatives                                         10,738                    -
        Changes in assets and liabilities, net of effects from business divestiture:
             Accounts receivable - trade                                         82,183              123,163
             Inventories                                                       (126,459)            (210,235)
             Accounts payable                                                     1,209                6,634
             Other assets and liabilities                                       (51,454)              19,029
                                                                             -----------           ---------
Net Cash Flows Provided from Operating Activities                               150,726              167,403
                                                                             -----------           ---------

Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                                            (48,719)             (78,586)
   Capitalized software additions                                                (5,263)              (3,085)
   Proceeds from business divestiture                                            12,000                   -
   Other, net                                                                    18,198               14,675
                                                                             ----------            ---------
Net Cash Flows (Used by) Investing Activities                                   (23,784)             (66,996)
                                                                             ----------            ---------

Cash Flows Provided from (Used by) Financing Activities
   Net increase in short-term debt                                                  728               20,249
   Long-term borrowings                                                              -                   354
   Repayment of long-term debt                                                  (8,976)                (359)
   Cash dividends paid                                                          (80,912)             (74,536)
   Exercise of stock options                                                     62,603               18,844
   Incentive plan transactions                                                  (49,742)             (46,256)
   Repurchase of Common Stock                                                        -               (29,601)
                                                                             ----------            ---------
Net Cash Flows (Used by) Financing Activities                                   (76,299)            (111,305)
                                                                             ----------            ---------

Increase (Decrease) in Cash and Cash Equivalents                                 50,643              (10,898)
Cash and Cash Equivalents, beginning of period                                  134,147               31,969
                                                                             ----------            ---------

Cash and Cash Equivalents, end of period                                  $     184,790        $      21,071
                                                                             ==========            =========

Interest Paid                                                             $      32,494        $      35,998
                                                                             ==========            =========
Income Taxes Paid                                                         $      26,983        $      50,999
                                                                             ==========            =========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, because of the seasonal effects of the Corporation’s business. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2001 Annual Report on Form 10-K.

  Certain reclassifications have been made to prior year amounts to conform to the 2002 presentation. In accordance with final consensuses reached on various EITF Issues regarding the reporting of certain sales incentives, costs totaling $82.2 million and $174.9 million for the three months and six months ended July 1, 2001, respectively, previously reported in selling, marketing and administrative expense, have been reclassified as a reduction to net sales. In addition, certain freight billings totaling $.6 million and $1.1 million for the three months and six months ended July 1, 2001, respectively, previously reported in cost of sales have been reclassified as an increase to net sales.

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

  During the first quarter of 2002, a charge to cost of sales and business realignment charges were recorded totaling $9.0 million before tax ($5.7 million after-tax or $.04 per share-diluted). The total included a charge to cost of sales of $.2 million associated with the relocation of manufacturing equipment and a business realignment charge of $8.8 million. Components of the $8.8 million pre-tax charge for these initiatives included $.1 million relating to product line rationalization, $.1 million relating to supply chain efficiency improvements, and $8.6 million relating to pension settlement costs associated with the voluntary work force reduction program (“VWRP”).

  During the second quarter of 2002, a charge to cost of sales and net business realignment charges were recorded totaling $2.5 million before tax ($1.6 million after-tax or $.01 per share-diluted). The total included a charge to cost of sales of $.5 million associated with the relocation of manufacturing equipment and a net business realignment charge of $2.0 million. Components of the net $2.0 million pre-tax charge for these initiatives included a $6.4 million charge relating to pension settlement costs associated with the VWRP, partially offset by a $4.4 million favorable adjustment relating to the sale of a group of Hershey’s non-chocolate confectionery candy brands to Farley’s and Sathers Candy Company, Inc. (the “Farley’s and Sathers sale”) for $12.0 million in cash. Additional charges totaling approximately $23.8 million before tax, or $.11 per share-diluted, are expected to be recorded, as incurred, by the end of 2002, primarily related to additional pension settlement costs resulting from the VWRP and expenses associated with the relocation of manufacturing equipment.

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

  During the second quarter of 2002, cash payments totaling $1.4 million for equipment removal relating to outsourcing the manufacture of certain ingredients were recorded against the liability for business realignment initiatives.

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

  During the second quarter of 2002, cash payments totaling $1.5 million primarily for severance and broker termination fees associated with exiting certain businesses were recorded against the liability for business realignment initiatives. In addition, the Farley’s and Sathers sale resulted in a reduction of goodwill in the amount of $7.1 million and a $4.4 million favorable adjustment which was included in the net business realignment charge. Also during the second quarter of 2002, asset write-offs totaling $1.2 million, net of proceeds, relating to the Farley’s and Sathers sale were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives. A non-cash write-off of $8.5 million during the second quarter of 2002, associated with exiting the Corporation’s aseptically packaged drink business, was recorded against the liability for business realignment initiatives. Net sales associated with businesses to be sold or exited as part of the business realignment initiatives were approximately $4.7 million and $9.1 million in the second quarter of 2002 and 2001, respectively.

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

  During the second quarter of 2002, cash payments totaling $.5 million relating primarily to the closure of a distribution center in Oakdale, California were recorded against the liability for business realignment initiatives. During the second quarter of 2002, asset write-offs totaling $.2 million relating to closure of the three manufacturing plants were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives. During the first six months of 2002, 288 employees were terminated and involuntary employee termination benefits paid were approximately $.9 million.

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

  During the second quarter of 2002, cash payments totaling $1.7 million relating to the enhanced mutual separation program of the Corporation’s VWRP and administrative expenses were recorded against the liability for business realignment initiatives. In addition, a net pre-tax charge of $6.4 million was credited to pension benefit liabilities during the second quarter of 2002 relating to pension settlement costs associated with departing employees electing a lump sum payment of their pension benefit under the early retirement program of the VWRP. Payments of pension and certain supplemental benefits were made from the assets of the Corporation’s pension plan for salaried employees. As of June 30, 2002, a reduction of approximately 500 employees has resulted from the VWRP.

  The following tables summarize the charges for certain business realignment initiatives in the fourth quarter of 2001 and the related activities completed through June 30, 2002:

                                                                        New
                                                          2002       charges        2002
                                          Balance        1st Qtr     1st Qtr       2nd Qtr        Balance
 Accrued Liabilities                     12/31/01      Utilization    2002       Utilization      6/30/02
 -------------------                     --------      -----------    ----       -----------      -------
 (In thousands of dollars)

Asset management improvements            $  2,700       $    (396)   $   -       $ (1,372)        $    932
Product line rationalization               15,529            (408)     115        (10,008)           5,228
Supply chain efficiency improvements        8,300            (623)     100           (484)           7,293
Voluntary work force reduction program      8,860          (5,541)       -         (1,650)           1,669
                                          --------       --------    ------       -------         --------

Total                                    $ 35,389       $  (6,968)   $ 215       $(13,514)        $ 15,122
                                          ========       ========     =====       =======          =======
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

  Cash payments totaling $5.0 million and a non-cash write-off of $8.5 million associated with exiting certain businesses were recorded against the liability in the second quarter. The cash payments related primarily to outsourcing the manufacture of certain ingredients, enhanced mutual separation program severance payments, VWRP administrative expenses and other expenses associated with exiting certain businesses, the realignment of the Corporation’s sales organizations and supply chain efficiency improvements.

                                                                   2002          2002
                                                 Balance        1st Qtr       2nd Qtr      Balance
 Asset Impairment Write-down                    12/31/01      Utilization   Utilization    6/30/02
 ---------------------------                    --------      -----------   -----------    -------
 (In thousands of dollars)

Asset management improvements                 $  2,600        $(1,844)      $      -      $    756
Product line rationalization                     5,000              -         (1,201)        3,799
Supply chain efficiency improvements            37,700         (7,807)          (226)       29,667
                                               --------       -------         ------       -------
Total                                         $ 45,300       $ (9,651)      $ (1,427)     $ 34,222
                                               ========       =======         ======       =======
  Asset write-offs of $9.7 million were recorded against the reserve during the first quarter, associated with the outsourcing of manufacturing for certain ingredients and the closure of manufacturing facilities. Asset write-offs of $1.4 million were recorded against the reserve during the second quarter associated with the Farley’s and Sathers sale and the closure of manufacturing facilities. This reserve was included as part of accumulated depreciation.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:
                                        For the Six Months Ended
                                       ------------------------
                                    June 30, 2002   July 1, 2001
                                    -------------   ------------
                                      (in thousands of dollars)

Interest expense                     $ 32,729          $ 36,633
Interest income                          (910)           (1,559)
Capitalized interest                     (491)             (850)
                                      -------          --------
 Interest expense, net               $ 31,328          $ 34,224
                                      =======           =======

  NET INCOME PER SHARE

  A total of 43,325,880 shares were held as Treasury Stock as of June 30, 2002.

  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
                                                For the Three Months Ended      For the Six Months Ended
                                              --------------------------      ------------------------
                                                 6/30/02       7/1/01             6/30/02        7/1/01
                                                 -------       ------             -------        ------
                                                    (in thousands of dollars except per share amounts)

Net income                                     $  63,148     $ 52,439           $ 150,193     $ 131,345
                                                 =======      =======          ==========      ========
Weighted-average shares-basic                    136,831      136,410             136,765       136,580
Effect of dilutive securities:
  Employee stock options                           1,064        1,364               1,189         1,407
  Performance and restricted stock units             107           46                 108            47
                                                --------      --------         ----------      --------
Weighted-average shares - diluted                138,002      137,820             138,062       138,034
                                                ========      ========         ==========      ========
Net income per share - basic                   $    0.46     $   0.38           $    1.10     $     .96
                                                ========      =======          ==========      ========
Net income per share-diluted                   $    0.46     $   0.38           $    1.09     $     .95
                                                ========      =======          ==========      ========
  Employee stock options for 1,332,405 shares and 1,963,950 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months and six months ended June 30, 2002 and for the three months and six months ended July 1, 2001, respectively.

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

  Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the first quarter of 2002. No impairment of assets was determined as a result of these tests. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and other intangible assets for the three months and six months ended July 1, 2001 is as follows:
                                                   For the Three Months Ended       For the Six Months Ended
                                                 --------------------------       ------------------------
                                                 6/30/02          7/1/01          6/30/02         7/1/01
                                                 -------          ------          -------         ------
                                                   (in thousands of dollars except per share amounts)

Reported net income:                        $     63,148     $     52,439    $    150,193    $    131,345
   Add back:  Goodwill amortization                                 2,649                           5,562
   Add back:  Trademark amortization                                  348                             725
                                               ----------       ---------      ----------      ----------
   Adjusted net income                      $     63,148     $     55,436    $    150,193    $    137,632
                                               =========        =========      ==========      ==========
Basic earnings per share:
   Reported net income                      $        .46     $        .38    $       1.10    $        .96
   Goodwill amortization                                              .02                             .04
   Trademark amortization                                             .01                             .01
                                               ----------       ----------      ----------      ----------
   Adjusted net income                      $        .46     $        .41    $       1.10    $       1.01
                                               ==========       ==========      ==========      ==========
Diluted earnings per share:
   Reported net income                      $        .46     $        .38    $       1.09    $        .95
   Goodwill amortization                                              .02                             .04
   Trademark amortization                                               -                             .01
                                               ----------       ----------      ----------      ----------
   Adjusted net income                      $        .46     $        .40    $       1.09    $       1.00
                                               ==========       ==========      ==========      ==========
  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  The Corporation accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. All derivative instruments currently utilized by the Corporation, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, are designated as cash flow hedges. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2001 Annual Report on Form 10-K.

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:
                                                   For Three Months Ended       For the Six Months Ended
                                                 ----------------------       ------------------------
                                                6/30/02       7/1/01          6/30/02         7/1/01
                                                -------       ------          -------         ------
                                                     (in thousands of dollars except per share amounts)

Net income                                     $ 63,148     $  52,439        $ 150,193       $ 131,345
                                                -------       -------          -------         -------
Other comprehensive income (loss):
    Foreign currency translation
    adjustments                                  (2,414)        7,052           (2,112)           (191)
    Minimum pension liability
    adjustments, net of tax                     (35,137)           -           (12,405)              -
    Gains (losses) on cash flow hedging
    derivatives, net of tax                      40,772       (26,022)          58,306          40,269

    Add:  Reclassification adjustments,
    net of tax                                   (3,861)        4,461           (6,963)          8,691
                                                -------       --------         --------       --------
Other comprehensive income                         (640)      (14,509)          36,826          48,769
                                                -------       --------         --------       --------
Comprehensive income                           $ 62,508     $  37,930        $ 187,019       $ 180,114
                                                =======       ========         ========       ========

  Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Pre-tax gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $.6 million and $1.1 million for the three months and six months ended June 30, 2002, respectively. Pre-tax net losses on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $.9 million and $.2 million for the three months and six months ended July 1, 2001, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

  The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:
                                           Foreign       Minimum   Gains (Losses)                     Accumulated
                                        Currency       Pension     on Cash Flow                        Other
                                       Translation    Liability      Hedging     Reclassification  Comprehensive
                                       Adjustments   Adjustments   Derivatives      Adjustments    Income (Loss)
----------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Balance as of 12/31/01                  $(62,545)    $(35,135)     $ 11,548        $      -        $(86,132)
Current period credit (charge), gross     (2,112)     (20,709)       91,936         (11,000)         58,115
Income tax benefit (expense)                   -        8,304       (33,630)          4,037         (21,289)
                                         -------      -------       -------         -------         -------

Balance as of 6/30/02                   $(64,657)    $(47,540)     $ 69,854        $ (6,963)       $(49,306)
                                         =======      =======       =======         =======         =======
  As of June 30, 2002, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months were approximately $20.3 million, compared to net after-tax losses on cash flow hedging derivatives to be reclassified into earnings in the next twelve months of $15.1 million as of July 1, 2001.

  INVENTORIES

  The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
                                     June 30, 2002      December 31, 2001
                                   -------------      -----------------
                                           (in thousands of dollars)

Raw materials                         $ 240,130           $ 160,343
Goods in process                         55,724              51,184
Finished goods                          397,817             354,100
                                       --------            --------
     Inventories at FIFO                693,671             565,627
Adjustment to LIFO                      (52,378)            (53,493)
                                       --------            --------
     Total inventories                $ 641,293           $ 512,134
                                       ========            ========
  The increase in raw material inventories as of June 30, 2002 reflected the seasonal timing of deliveries to support manufacturing requirements. Raw material inventories were $240.1 million as of June 30, 2002 compared to $318.0 million as of July 1, 2001.

  LONG-TERM DEBT

  In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of June 30, 2002, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

  FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2002 and December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was

  $869.0 million as of June 30, 2002, compared to a fair value of $949.7 million, based on quoted market prices for the same or similar debt issues.

  As of June 30, 2002, the Corporation had foreign exchange forward contracts maturing in 2002 and 2003 to purchase $40.0 million in foreign currency, primarily British sterling, and to sell $21.8 million in foreign currency, primarily Japanese yen, at contracted forward rates.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of June 30, 2002, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $4.1 million and $2.7 million as of June 30, 2002 and December 31, 2001, respectively. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

  SHARE REPURCHASES

  In October 1999, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation’s Common Stock. Under this program, a total of 2,388,586 shares of Common Stock was purchased through June 30, 2002. As of June 30, 2002, a total of 43,325,880 shares were held as Treasury Stock and $84.2 million remained available for repurchases of Common Stock under the repurchase program  .

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Second Quarter 2002 vs. Second Quarter 2001

Consolidated net sales for the second quarter increased from $817.3 million in 2001 to $823.5 million in 2002. The increase over the prior year primarily reflected higher sales resulting from: increases in sales of key confectionery brands in the United States, including new products and line extensions, and selected confectionery selling price increases. These increases were substantially offset by lower sales resulting from higher returns, discounts and allowances, and the rationalization of certain under-performing brands, including the discontinuance of the Corporation’s aseptically packaged drink products in the United States and the divestiture of the Luden’s throat drop business in September 2001.

The consolidated gross margin increased from 36.7% in 2001 to 38.1% in 2002. The increase reflected decreased costs for certain major raw materials, primarily milk and peanuts, a more profitable sales mix and selected confectionery selling price increases. The impact of these items was partially offset by higher returns, discounts, and allowances, which were higher as a percentage of sales compared to the prior year. Selling, marketing and administrative expenses decreased by 2% in 2002, primarily reflecting the elimination of goodwill amortization in 2002. Excluding the impact of goodwill amortization in 2001, selling, marketing and administrative expenses in 2002 were flat compared to 2001. Lower salary expense associated with reduced staffing resulting from the Corporation’s early retirement program was offset by the cost of studies related to developing marketing strategies and cost efficiencies and expenses resulting from the work stoppage of union employees during the second quarter.

Net interest expense in the second quarter of 2002 was $1.1 million less than the comparable period of 2001, primarily reflecting a decrease in short-term interest expense due to a decrease in the average short-term borrowing rates and reduced average short-term borrowings.

Net income for the second quarter increased $10.7 million, or 20%, from 2001 to 2002, and net income per share - diluted increased $.08, or 21%. Excluding the after-tax effect of the business realignment initiatives recorded in 2002, as well as the after-tax effect of goodwill amortization in 2001, net income for the second quarter increased $9.3 million, or 17%, from 2001 to 2002, and net income per share - diluted increased $.07, or 18%.

Results of Operations - First Six Months 2002 vs. First Six Months 2001

Consolidated net sales for the first six months increased from $1,805.3 million in 2001 to $1,812.0 million in 2002. The sales increase primarily reflected increases in sales of key confectionery brands in the United States, including new products and line extensions, selected confectionery selling price increases, and incremental sales from Visagis, the Brazilian chocolate and confectionery business acquired in July 2001. These sales increases were substantially offset by lower sales resulting from higher promotion allowances and returns, discounts, and allowances, the rationalization of certain under-performing brands, including the divestiture of the Luden’s throat drop business in September 2001, and the timing of the acquisition of the Nabisco Inc. gum and mint business which resulted in incremental sales in the first six months of 2001 compared to the same period of 2002.

The consolidated gross margin increased from 36.0% in 2001 to 37.4% in 2002. The increase in gross margin primarily reflected decreased costs for certain major raw materials, primarily milk and cocoa, higher profitability resulting from the mix of confectionery items sold in 2002 compared with sales in 2001 and selected confectionery selling price increases. These increases in gross margin were partially offset by higher promotion allowances and returns, discounts, and allowances, both of which were higher as a percentage of sales compared to the prior year. Selling, marketing and administrative expenses decreased by 2% in 2002, primarily reflecting the elimination of goodwill amortization in 2002. Excluding the impact of goodwill amortization in 2001, selling, marketing, and administrative expenses in 2002 were flat compared to 2001.

Net interest expense in the first six months of 2002 was $2.9 million less than the comparable period of 2001, primarily reflecting a decrease in short-term interest expense due to a decrease in average short-term borrowing rates and reduced average short-term borrowings.

Net income for the first six months of 2002 was $150.2 million compared to $131.3 million in 2001 and net income per share-diluted was $1.09 per share compared to $ .95 per share in the prior year. Excluding the after-tax effect of the business realignment initiatives recorded in 2002, as well as the after-tax effect of goodwill amortization in 2001, net income for the first six months increased $19.9 million, or 14%, from 2001 to 2002 and net income per share - diluted increased $.14, or 14%.

Business Realignment Initiatives

In late October 2001, the Corporation’s Board of Directors approved a plan to improve the efficiency and profitability of the Corporation’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements and a voluntary work force reduction program (“VWRP”). As of June 30, 2002, the estimated costs for the business realignment initiatives are expected to be slightly higher than planned, as higher pension settlement costs associated with the VWRP which are recorded as incurred, are expected to more than offset the impact of the greater than expected proceeds from the Farley’s and Sathers sale. A favorable adjustment of $4.4 million resulting from the greater than expected proceeds was recorded during the second quarter and included in the net business realignment charge. As of June 30, 2002, there have been no significant changes to the estimated savings for the business realignment initiatives. The major components of these initiatives remain on schedule for completion by the fourth quarter of 2002.

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

Product line rationalization plans included the sale or exit of certain businesses, the discontinuance of certain non-chocolate confectionery products and the realignment of the Corporation’s sales organizations. Costs associated with the realignment of the sales organizations related primarily to sales office closings and terminating the use of certain sales brokers. During the first and second quarters of 2002, sales offices were closed as planned and the use of certain sales brokers was discontinued. During the second quarter, the sale of a group of Hershey’s non-chocolate confectionery candy brands to Farley’s & Sathers Candy Company, Inc. was completed. Included in the transaction were the HEIDE®, JUJYFRUITS®, WUNDERBEANS® and AMAZIN’ FRUIT® trademarked confectionery brands, as well as the rights to sell CHUCKLES® branded products, under license. Also, during the second quarter the Corporation discontinued the sale of its aseptically packaged drink products in the United States. Sales associated with these brands during the first and second quarters are included in Note 2.

To improve supply chain efficiency and profitability, three manufacturing facilities, a distribution center and certain other facilities were planned to be closed. These included manufacturing facilities in Denver, Colorado; Pennsburg, Pennsylvania; and Palmyra, Pennsylvania and a distribution center and certain minor facilities located in Oakdale, California. During the first quarter of 2002, the manufacturing facility in Palmyra, Pennsylvania was closed and additional costs were recorded, as incurred, relating to retention payments. In addition, asset disposals relating to the closure of the three manufacturing plants were begun. During the second quarter, operations utilizing the distribution center in Oakdale, California ceased and asset write-offs relating to the closure of the three manufacturing plants continued.

In October 2001, the Corporation offered the VWRP to certain eligible employees in the United States, Canada and Puerto Rico in order to reduce staffing levels and improve profitability. The VWRP consisted of an early retirement program which provided enhanced pension, post - retirement and certain supplemental benefits and an enhanced mutual separation program which provided increased severance and temporary medical benefits. A reduction of approximately 500 employees occurred during the first six months of 2002 as a result of the VWRP. Additional pension settlement costs of $8.6 million and $6.4 million before tax were recorded in the first and second quarters of 2002, respectively, principally associated with lump sum payments of pension benefits.

Liquidity and Capital Resources

Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first six months of 2002, the Corporation’s cash and cash equivalents increased by $50.6 million. Also during the period, the Corporation contributed $129.7 million to its domestic pension plans. Cash provided from operations was sufficient to fund dividend payments of $80.9 million and capital expenditures and capitalized software additions totaling $54.0 million. Cash used by other assets and liabilities of $51.5 million, primarily reflected pension plan contributions, partially offset by commodities transactions. Cash provided from other assets and liabilities in the second quarter of 2001 of $19.0 million was principally the result of commodities transactions, partially offset by a pension plan contribution and lower accrued liabilities associated with marketing programs.

In order to improve the funded status of the Corporation’s domestic pension plans, a contribution of $75.0 million was made in February 2001. Additional contributions of $95.0 million, $75.0 million and $54.7 million were made in December 2001 and in March and June 2002, respectively, to fund payments related to the early retirement program and to improve the funded status. These contributions were funded by cash from operations.

The ratio of current assets to current liabilities was 2.4:1 as of June 30, 2002, and 1.9:1 as of December 31, 2001. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 40% as of June 30, 2002, and 44% as of December 31, 2001.

Other Matters

A collective bargaining agreement covering approximately 3,000 employees at two of the Corporation’s principal plants in Hershey, Pennsylvania expired in November 2001. On February 27, 2002, the employees voted not to ratify a new contract offer, despite recommendations by their union negotiating committee and executive board to approve the new contract. On April 17, 2002, the employees voted again not to ratify an amended contract offer following the rejection of that offer by the union negotiating committee. The Corporation and union representatives continued negotiations with the assistance of a federal mediator, but no settlement was reached and the employees went on strike beginning April 26, 2002. The strike ended on June 6, 2002, when the employees voted to ratify a new contract, with employees returning to work beginning on June 8, 2002. The work stoppage did not have a material impact on the Corporation’s results of operations for the second quarter.

On July 25, 2002, the Corporation confirmed that the Milton Hershey School Trust, which controls 77% of the voting power of the Corporation’s Common Stock, has informed the Corporation that is has decided to diversify its holdings and in this regard wants Hershey Foods to explore a sale of the entire Corporation. There can be no assurance that any transaction will be agreed upon or, if agreed upon, that it will be consummated.

Safe Harbor Statement

The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s distribution operations; pension cost factors, such as actuarial assumptions and employee retirement decisions; the Corporation’s ability to sell certain assets at targeted values; and the outcome of the exploration of the sale of the Corporation.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent decreased from $.3 million as of December 31, 2001, to $.2 million as of June 30, 2002. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $4.7 million as of December 31, 2001, to $3.2 million as of June 30, 2002. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION

Items 1 through 3 have been omitted as not applicable.

Item 4 - Submission of Matters to a Vote of Security Holders

Hershey Foods Corporation’s Annual Meeting of Stockholders was held on April 30, 2002. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

               Name                                    Votes For             Votes Withheld
               ----                                    ---------             --------------
         Robert H. Campbell                           399,144,000                1,755,031
         Bonnie G. Hill                               398,987,193                1,911,838
         J. Robert Hillier                            399,554,935                1,344,096
         John C. Jamison                              399,098,347                1,800,684
         Richard H. Lenny                             381,477,773               19,421,258
         Mackey J. McDonald                           399,595,831                1,303,200
         John M. Pietruski                            399,319,313                1,579,718

The following directors were elected by the holders of the Common Stock voting as a class:

               Name                                    Votes For             Votes Withheld
               ----                                    ---------             --------------
         Jon A. Boscia                                95,617,590                1,814,161
         Gary P. Coughlan                             95,651,939                1,779,812

Holders of the Common Stock and the Class B Common Stock voting together rejected the appointment of Arthur Andersen LLP as independent auditors for 2002. Stockholders cast 324,135,965 votes AGAINST the appointment, 75,321,028 votes FOR the appointment, and ABSTAINED from casting 1,453,031 votes on the appointment of accountants.

Holders of the Common Stock and the Class B Common Stock voting together approved the amendments to the Key Employee Incentive Plan. Stockholders cast 370,227,697 votes FOR the amendments, 14,196,514 AGAINST the amendments, and ABSTAINED from casting 1,679,717 votes on the amendments.

No other matters were submitted for stockholder action.

Item 5 - Other Information

A collective bargaining agreement covering approximately 3,000 employees at two of the Corporation’s principal plants in Hershey, Pennsylvania expired in November 2001. On February 27, 2002, the employees voted not to ratify a new contract offer, despite recommendations by their union negotiating committee and executive board to approve the new contract. On April 17, 2002, the employees voted again not to ratify an amended contract offer following the rejection of that offer by the union negotiating committee. The Corporation and union representatives continued negotiations with the assistance of a federal mediator, but no settlement was reached and the employees went on strike beginning April 26, 2002. The strike ended on June 6, 2002, when the employees voted to ratify a new contract, with employees returning to work beginning on June 8, 2002. The work stoppage did not have a material impact on the Corporation’s results of operations for the second quarter.

Item 6 - Exhibits and Reports on Form 8-K

a)        Exhibits

  The following item is attached and incorporated herein by reference:

  Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the six months ended June 30, 2002 and July 1, 2001.

b)         Reports on Form 8-K

  A report on Form 8-K was filed on April 30, 2002, announcing that the Board of Directors, upon the recommendation of its Audit Committee, approved the dismissal of Arthur Andersen LLP as the Corporation’s independent auditors.

  A report on Form 8-K was filed on May 10, 2002, announcing that the Board of Directors, upon the recommendation of its Audit Committee, engaged KPMG LLP as the Corporation’s independent auditors.

  A report on Form 8-K was filed on July 25, 2002, confirming that the Milton Hershey School Trust, which controls 77% of the voting power of the Corporation’s Common Stock, has informed the Corporation that it has decided to diversify its holdings and in this regard wants Hershey Foods to explore a sale of the entire Corporation. There can be no assurance that any transaction will be agreed upon or, if agreed upon, that it will be consummated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  HERSHEY FOODS CORPORATION
                                                         (Registrant)

Date August 7, 2002                               /s/ Frank Cerminara
                                                  Frank Cerminara
                                                  Senior Vice President,
                                                  Chief Financial Officer

Date August 7, 2002                               /s/ David W.Tacka
                                                  David W. Tacka
                                                  Vice President, Corporate Controller and
                                                  Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12       Computation of Ratio of Earnings to Fixed Charges