Form 10-Q
period 2002-09-29
HERSHEY FOODS CORP
filed 2002-11-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 29, 2002

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

Common Stock, $1 par value - 105,720,354 shares, as of  October 25, 2002.   Class B Common Stock, $1 par value - 30,422,308 shares, as of  October 25, 2002.

Exhibit Index - Page 21

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

                                HERSHEY FOODS CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                         (in thousands except per share amounts)

                                                               For the Three Months Ended
                                                               --------------------------
                                                              September 29,   September 30,
                                                                  2002            2001
                                                                -------         -------

Net Sales                                                     $1,152,321       $1,178,909
                                                               ---------       -----------
Costs and Expenses:
 Cost of sales                                                  717,197          753,403
 Selling, marketing and administrative                          218,052          216,519
 Business realignment charge, net                                 8,536                -
 Gain on sale of business                                             -          (19,237)
                                                               ---------       ----------
  Total costs and expenses                                      943,785          950,685
                                                               ---------       ----------

Income before Interest and Income Taxes                         208,536          228,224

 Interest expense, net                                           14,120           18,147
                                                               ---------       ----------

Income before Income Taxes                                      194,416          210,077

 Provision for income taxes                                      71,351           89,315
                                                               ---------       ----------
Net Income                                                    $ 123,065       $  120,762
                                                               =========       ==========
Net Income Per Share-Basic                                    $     .90       $      .89
                                                               =========       ==========
Net Income Per Share-Diluted                                  $     .89       $      .88
                                                               =========       ==========
Average Shares Outstanding-Basic                                137,179          135,869
                                                               =========       ==========
Average Shares Outstanding-Diluted                              138,346          137,213
                                                               =========       ==========
Cash Dividends Paid per Share:
  Common Stock                                                $   .3275       $    .3025
                                                               =========       ==========
  Class B Common Stock                                        $   .2950       $    .2725
                                                               =========       ==========

The accompanying notes are an integral part of these statements.

                          HERSHEY FOODS CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands except per share amounts)

                                                                 For the Nine Months Ended
                                                                  -------------------------
                                                               September 29,      September 30,
                                                                    2002               2001
                                                                  --------            ------

Net Sales                                                     $   2,964,289      $   2,984,237
                                                                 ------------       -----------
Costs and Expenses:
 Cost of sales                                                    1,851,212         $1,908,616
 Selling, marketing and administrative                              616,668            622,927
 Business realignment charge, net                                    19,274                  -
 Gain on sale of business                                                 -            (19,237)
                                                                 ------------       -----------
  Total costs and expenses                                        2,487,154          2,512,306
                                                                 ------------       -----------
Income before Interest and Income Taxes                             477,135            471,931

 Interest expense, net                                               45,448             52,371
                                                                 ------------       -----------

Income before Income Taxes                                          431,687            419,560

 Provision for income taxes                                         158,429            167,453
                                                                 ------------       -----------
Net Income                                                    $     273,258      $     252,107
                                                                 ============       ===========
Net Income Per Share-Basic                                    $        2.00      $        1.85
                                                                 ============       ===========
Net Income Per Share-Diluted                                  $        1.98      $        1.83
                                                                 ============       ===========
Average Shares Outstanding-Basic                                    136,923            136,343
                                                                 ============       ===========
Average Shares Outstanding-Diluted                                  138,165            137,768
                                                                 ============       ===========
Cash Dividends Paid per Share:
  Common Stock                                                $       .9325      $       .8625
                                                                 ============       ===========
  Class B Common Stock                                        $       .8400      $       .7775
                                                                 ============       ===========

The accompanying notes are an integral part of these statements.

                                        HERSHEY FOODS CORPORATION
                                        CONSOLIDATED BALANCE SHEETS
                                  SEPTEMBER 29, 2002 AND DECEMBER 31, 2001
                                        (in thousands of dollars)

ASSETS                                                          2002               2001
                                                               ------             ------

Current Assets:
  Cash and cash equivalents                              $      119,860     $       134,147
  Accounts receivable - trade                                   676,847             361,726
  Inventories                                                   593,231             512,134
  Deferred income taxes                                               -              96,939
  Prepaid expenses and other                                     69,031              62,595
                                                            -------------      ------------
   Total current assets                                       1,458,969           1,167,541
                                                            -------------      ------------
Property, Plant and Equipment, at cost                        2,931,809           2,900,756
Less-accumulated depreciation and amortization               (1,455,749)         (1,365,855)
                                                            -------------      ------------
   Net property, plant and equipment                          1,476,060           1,534,901
                                                            -------------      ------------
Goodwill                                                        378,035             388,702
Other Intangibles                                                40,022              40,426
Other Assets                                                     92,951             115,860
                                                            -------------      ------------
   Total assets                                          $    3,446,037     $     3,247,430
                                                            =============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                       $      131,607     $       133,049
  Accrued liabilities                                           398,301             462,901
  Accrued income taxes                                           75,545               2,568
  Short-term debt                                                 8,182               7,005
  Current portion of long-term debt                                 350                 921
                                                            -------------      ------------
   Total current liabilities                                    613,985             606,444
Long-term Debt                                                  868,491             876,972
Other Long-term Liabilities                                     370,939             361,041
Deferred Income Taxes                                           222,522             255,769
                                                            -------------       -----------
   Total liabilities                                          2,075,937           2,100,226
                                                            -------------      ------------
Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2002 and 2001                                           ---                 ---
  Common Stock, shares issued:
    149,526,564 in 2002 and 149,517,064 in 2001                 149,526             149,516
  Class B Common Stock, shares issued:
    30,424,308 in 2002 and 30,433,808 in 2001                    30,424              30,434
  Additional paid-in capital                                        186               3,263
  Unearned ESOP compensation                                    (13,572)            (15,967)
  Retained earnings                                           2,903,792           2,755,333
  Treasury-Common Stock shares at cost:
   43,580,410 in 2002 and 44,311,870 in 2001                 (1,668,052)         (1,689,243)
  Accumulated other comprehensive loss                          (32,204)            (86,132)
                                                            -------------      -------------
    Total stockholders' equity                                1,370,100           1,147,204
                                                            -------------      ------------
    Total liabilities and stockholders' equity           $    3,446,037     $     3,247,430
                                                            =============      ============

The accompanying notes are an integral part of these balance sheets.

                                         HERSHEY FOODS CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in thousands of dollars)

                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                      September 29,    September 30,
                                                                           2002            2001
                                                                           ----            ----

Cash Flows Provided from (Used by) Operating Activities
    Net Income                                                        $   273,258      $  252,107
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                                     137,454         141,699
        Deferred income taxes                                              (2,385)         10,415
        Business realignment initiatives                                   19,274               -
        Gain on sale of business, net of tax of $18,134                         -          (1,103)
        Changes in assets and liabilities, net of effects
          from business acquisition and divestitures:
             Accounts receivable - trade                                 (315,121)       (168,729)
             Inventories                                                  (75,197)       (127,659)
             Accounts payable                                              (1,442)         13,766
             Other assets and liabilities                                 136,960         163,249
                                                                       ------------     ----------
Net Cash Flows Provided from Operating Activities                         172,801         283,745
                                                                       ------------     ----------

Cash Flows Provided from (Used by) Investing Activities
   Capital additions                                                      (74,451)       (114,608)
   Capitalized software additions                                          (6,964)         (6,003)
   Business acquisition                                                         -         (17,143)
   Proceeds from business divestiture                                      12,000          59,900
   Other, net                                                              28,907          16,661
                                                                       ------------     ----------
Net Cash Flows (Used by) Investing Activities                             (40,508)        (61,193)
                                                                       ------------     ----------

Cash Flows Provided from (Used by) Financing Activities
   Net increase (decrease) in short-term debt                               1,177         (20,391)
   Long-term borrowings                                                         -             354
   Repayment of long-term debt                                             (9,169)           (578)
   Cash dividends paid                                                   (124,799)       (114,597)
   Exercise of stock options                                               84,328          21,509
   Incentive plan transactions                                            (98,117)        (51,328)
   Repurchase of Common Stock                                                   -         (40,322)
                                                                       ------------     ----------
Net Cash Flows (Used by) Financing Activities                            (146,580)       (205,353)
                                                                       ------------     ----------

(Decrease) Increase in Cash and Cash Equivalents                          (14,287)         17,199
Cash and Cash Equivalents, beginning of period                            134,147          31,969
                                                                       ------------     ----------

Cash and Cash Equivalents, end of period                            $     119,860      $   49,168
                                                                       ============     ==========

Interest Paid                                                       $      57,000      $   63,105
                                                                       ============     ==========
Income Taxes Paid                                                   $      32,449      $   53,818
                                                                       ============     ==========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its subsidiaries (the "Corporation") after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, because of the seasonal effects of the Corporation's business. For more information, refer to the consolidated financial statements and notes included in the Corporation's 2001 Annual Report on Form 10-K.

  Certain reclassifications have been made to prior year amounts to conform to the 2002 presentation. In accordance with final consensuses reached on various EITF Issues regarding the reporting of certain sales incentives, costs totaling $126.1 million and $301.0 million for the three months and nine months ended September 30, 2001, respectively, previously reported in selling, marketing and administrative expense, have been reclassified as a reduction to net sales. In addition, certain freight billings totaling $.8 million and $1.9 million for the three months and nine months ended September 30, 2001, respectively, previously reported in cost of sales have been reclassified as an increase to net sales.

  BUSINESS REALIGNMENT INITIATIVES

  In late October 2001, the Corporation's Board of Directors approved a plan to improve the efficiency and profitability of the Corporation's operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements, and a voluntary work force reduction program (collectively, "the business realignment initiatives"). The major components of the plan will be completed by the end of 2002. For more information on the business realignment initiatives recorded in the fourth quarter of 2001, refer to the consolidated financial statements and notes included in the Corporation's 2001 Annual Report on Form 10-K.

  During the first six months of 2002, a charge to cost of sales and net business realignment charges were recorded totaling $11.5 million before tax ($7.3 million after-tax or $.05 per share-diluted). The total included a charge to cost of sales of $.8 million associated with the relocation of manufacturing equipment and a net business realignment charge of $10.7 million. Components of the net $10.7 million pre-tax charge for these initiatives included a $14.9 million charge relating to pension settlement costs associated with the voluntary work force reduction program ("VWRP"), a $.1 million charge relating to product line rationalization, and a $.1 million charge relating to supply chain efficiency improvements, partially offset by a $4.4 million favorable adjustment relating to the sale of a group of Hershey's non-chocolate confectionery candy brands to Farley's and Sathers Candy Company, Inc. (the "Farley's and Sathers sale") for $12.0 million in cash.

  During the third quarter of 2002, a charge to cost of sales and business realignment charges were recorded totaling $9.1 million before tax ($5.8 million after-tax or $.04 per share-diluted). The total included a charge to cost of sales of $.6 million associated with the relocation of manufacturing equipment and a business realignment charge of $8.5 million relating to pension settlement costs associated with the VWRP.

  Additional charges totaling approximately $15.0 million to $25.0 million before tax, are expected to be recorded, as incurred, in the fourth quarter of 2002, primarily related to additional pension settlement costs resulting from the VWRP and expenses associated with the relocation of manufacturing equipment. Pension settlement costs will vary depending upon pension cost factors, such as actuarial assumptions, returns on pension plan assets and employee retirement decisions. Total costs associated with the business realignment initiatives are expected to be in the range of $310.0 million, as announced in January 2002, to $320.0 million.

  Asset Management Improvements

  During the first six months of 2002, cash payments totaling $1.8 million for equipment removal relating to outsourcing the manufacture of certain ingredients were recorded against the liability for business realignment initiatives. Also during the first six months of 2002, asset write-offs totaling $1.8 million relating to outsourcing the manufacture of certain ingredients were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives which is included as part of accumulated depreciation. During the third quarter of 2002, cash payments totaling $.2 million for equipment removal relating to outsourcing the manufacture of certain ingredients were recorded against the liability for business realignment initiatives.

  Product Line Rationalization

  During the first six months of 2002, a net pre-tax charge of $.1 million was recorded, as incurred, resulting in an increase to the liability for business realignment initiatives relating to the realignment of the Corporation's sales organizations. Additionally, cash payments totaling $1.9 million, primarily for severance and broker termination fees associated with exiting certain businesses, and a non-cash write-off of $8.5 million associated with exiting the Corporation's aseptically packaged drink business were recorded against the liability for business realignment initiatives. Asset write-offs during the first six months of 2002 totaling $1.2 million, net of proceeds, relating to the Farley's and Sathers sale were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives. In addition, the Farley's and Sathers sale resulted in a reduction of goodwill in the amount of $7.1 million and a $4.4 million favorable adjustment which was included in the net business realignment charge. Net sales associated with businesses to be sold or exited as part of the business realignment initiatives were approximately $12.8 million and $18.6 million during the first six months of 2002 and 2001, respectively.

  During the third quarter of 2002, cash payments totaling $2.0 million, primarily for maintenance of properties prior to sale and severance, and $.4 million of non-cash write-offs for inventory and spare parts were recorded against the liability for business realignment initiatives. Employee terminations during the third quarter were primarily related to the Farley's and Sathers sale which resulted in the closure of a manufacturing plant. During the first nine months of 2002, 139 employees were terminated and involuntary employee termination benefits paid were approximately $1.2 million. There were no net sales associated with businesses to be sold or exited as part of the business realignment initiatives in the third quarter of 2002, however, sales in the third quarter of 2001 were $10.9 million.

  Supply Chain Efficiency Improvements

  During the first six months of 2002, a net pre-tax charge of $.1 million was credited to the liability for business realignment initiatives relating to the closure of the Palmyra, Pennsylvania plant and cash payments totaling $1.1 million relating primarily to the closure of the Palmyra, Pennsylvania plant and a distribution center in Oakdale, California were recorded against the liability. Asset write-offs during the first six months of 2002 totaling $8.0 million relating to closure of the three manufacturing plants were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives.

  During the third quarter of 2002, cash payments totaling $.1 million relating primarily to the closure of the three manufacturing plants were recorded against the liability for business realignment initiatives. During the third quarter of 2002, asset write-offs totaling $.6 million, net of proceeds from the sale of equipment of $.5 million, relating to closure of the three manufacturing plants were recorded against the reserve for asset impairment write-downs associated with the business realignment initiatives. During the first nine months of 2002, 288 employees were terminated and involuntary employee termination benefits paid were approximately $.9 million.

  Voluntary Work Force Reduction Program

  During the first six months of 2002, cash payments totaling $7.2 million relating to the enhanced mutual separation program of the Corporation's VWRP and administrative expenses were recorded against the liability for business realignment initiatives. In addition, a net pre-tax charge of $14.9 million was credited to pension benefit liabilities during the first six months of 2002 relating to pension settlement costs associated with departing employees electing a lump sum payment of their pension benefit under the early retirement program of the VWRP. Payments of pension and certain supplemental benefits were made from the assets of the Corporation's pension plan for salaried employees.

  During the third quarter of 2002, cash payments totaling $.8 million relating to the enhanced mutual separation program of the Corporation's VWRP and administrative expenses were recorded against the liability for business realignment initiatives. In addition, a net pre-tax charge of $8.5 million was credited to pension benefit liabilities during the third quarter of 2002 relating to pension settlement costs associated with departing employees electing a lump sum payment of their pension benefit under the early retirement program of the VWRP. Payments of pension and certain supplemental benefits were made from the assets of the Corporation's pension plan for salaried employees. As of September 29, 2002, a reduction of approximately 500 employees has resulted from the VWRP.

  The following tables summarize the charges for certain business realignment initiatives in the fourth quarter of 2001 and the related activities completed through September 29, 2002:

                                                         New       2002
                                                     charges  Six-Months      2002
                                           Balance   1st Qtr      YTD        3rd Qtr    Balance
  Accrued Liabilities                     12/31/01    2002    Utilization  Utilization  9/29/02
  -------------------                     --------    ----    -----------  -----------  -------
  (In thousands of dollars)

Asset management improvements             $  2,700  $   -      $ (1,768)    $   (247)  $   685
Product line rationalization                15,529    115       (10,416)      (2,409)    2,819
Supply chain efficiency improvements         8,300    100        (1,107)        (105)    7,188
Voluntary work force reduction program       8,860      -        (7,191)        (787)      882
                                           -------   -----      -------       ------    ------
Total                                     $ 35,389  $ 215      $(20,482)    $ (3,548)  $11,574
                                           =======   =====      =======       ======   =======
  New charges during the first quarter of 2002 related to realignment of the Corporation’s sales organizations and termination benefits. Cash payments totaling $12.0 million and a non-cash write-off of $8.5 million associated with exiting certain businesses were recorded against the liability during the first six months of 2002. The cash payments related primarily to enhanced mutual separation program (“EMSP”) severance payments, outsourcing the manufacture of certain ingredients, VWRP administrative expenses, supply chain efficiency improvements, the realignment of the Corporation’s sales organizations and other expenses associated with exiting certain businesses.

  Cash payments totaling $3.1 million and a non-cash write-off of $.4 million associated with exiting certain businesses were recorded against the liability in the third quarter. The cash payments related primarily to the maintenance of properties prior to sale, severance payments resulting from the Farley’s and Sathers sale, EMSP severance payments and outsourcing the manufacture of certain ingredients.

                                                       2002
                                                   Six-Months       2002
                                         Balance       YTD         3rd Qtr    Balance
 Asset Impairment Write-down            12/31/01   Utilization   Utilization  9/29/02
 ---------------------------            --------   -----------   -----------  -------
 (In thousands of dollars)

Asset management improvements           $  2,600   $ (1,844)      $    -      $   756
Product line rationalization               5,000     (1,201)          42        3,841
Supply chain efficiency improvements      37,700     (8,033)        (620)      29,047
                                         --------   -------         ----       ------
Total                                   $ 45,300   $(11,078)      $ (578)     $33,644
                                         ========   =======         ====       ======
  Asset write-offs of $11.1 million were recorded against the reserve during the first six months of 2002 associated with the outsourcing of manufacturing for certain ingredients, the Farley’s and Sathers sale and the closure of manufacturing facilities. Asset write-offs of $.6 million, net of proceeds of $.6 million from the sale of equipment, were recorded in the third quarter, associated with the closure of the manufacturing facilities. This reserve was included as part of accumulated depreciation.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:
                                            For the Nine Months Ended
                                          -------------------------
                                     September 29, 2002   September 30, 2001
                                     ------------------   ------------------
                                            (in thousands of dollars)

Interest expense                        $ 48,968           $ 55,666
Interest income                           (2,776)            (1,862)
Capitalized interest                        (744)            (1,433)
                                         -------           --------
 Interest expense, net                  $ 45,448           $ 52,371
                                         =======            =======

  NET INCOME PER SHARE

  A total of 43,580,410 shares were held as Treasury Stock as of September 29, 2002.

  In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
                                           For the Three Months Ended    For the Nine Months Ended
                                         --------------------------     -------------------------
                                           9/29/02       9/30/01        9/29/02     9/30/01
                                           -------       -------        -------     -------
                                            (in thousands of dollars except per share amounts)

Net income                                $  123,065     $ 120,762      $ 273,258   $ 252,107
                                           =========      ========        =======    ========

Weighted-average shares-basic                137,179       135,869        136,923     136,343
Effect of dilutive securities:
  Employee stock options                       1,076         1,285          1,151       1,366
  Performance and restricted stock units          91            59             91          59
                                           ---------       --------       --------   --------
Weighted-average shares - diluted            138,346       137,213        138,165     137,768
                                           =========       ========       ========   ========
Net income per share - basic              $     0.90     $    0.89      $    2.00   $    1.85
                                           =========       ========       ========   ========
Net income per share-diluted              $     0.89     $    0.88      $    1.98   $    1.83
                                           =========       ========       ========   ========
  Employee stock options for 1,833,705 shares for the three months and nine months ended September 29, 2002, and 1,957,150 shares and 1,963,950 shares for the three months and nine months ended September 30, 2001, respectively, were anti-dilutive and were excluded from the earnings per share calculation.

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

  Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the first quarter of 2002. No impairment of assets was determined as a result of these tests. A reconciliation of reported net income to net income adjusted to reflect the impact of the discontinuance of the amortization of goodwill and other intangible assets for the three months and nine months ended September 30, 2001 is as follows:

                                           For the Three Months Ended   For the Nine Months Ended
                                         --------------------------   -------------------------
                                           9/29/02      9/30/01       9/29/02       9/30/01
                                           -------      -------       -------       -------
                                            (in thousands of dollars except per share amounts)

Reported net income:                    $ 123,065     $ 120,762       $ 273,258     $ 252,107
   Add back:  Goodwill amortization                       3,232                         8,794
   Add back:  Trademark amortization                        436                         1,161
                                         ---------     ---------      ---------      --------
   Adjusted net income                  $ 123,065     $ 124,430       $ 273,258     $ 262,062
                                         =========     =========      =========      ========
Basic earnings per share:
   Reported net income                  $     .90     $     .89       $    2.00     $    1.85
   Goodwill amortization                                    .02                           .06
   Trademark amortization                                   .01                           .01
                                         ---------     ---------       --------      --------
   Adjusted net income                  $     .90     $     .92       $    2.00     $    1.92
                                         =========     =========       ========      ========
Diluted earnings per share:
   Reported net income                  $     .89     $     .88       $    1.98     $    1.83
   Goodwill amortization                                    .02                           .06
   Trademark amortization                                   .01                           .01
                                         ---------     ---------       --------      --------
   Adjusted net income                  $     .89     $     .91       $    1.98     $    1.90
                                         =========     =========       ========      ========
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

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:
                                            For the Three Months Ended    For the Nine Months Ended
                                          --------------------------    -------------------------
                                            9/29/02      9/30/01        9/29/02       9/30/01
                                            -------      -------        -------       -------
                                                       (in thousands of dollars)

Net income                                $ 123,065     $  120,762      $ 273,258    $ 252,107
                                           --------      ---------       --------     --------
Other comprehensive income (loss):
    Foreign currency translation
    adjustments                             (15,098)       (10,200)       (17,210)     (10,391)
    Minimum pension liability
    adjustments, net of tax                 (30,727)             -        (43,132)          -
    Gains on cash flow hedging
    derivatives, net of tax                  69,827          8,424        128,133       49,253

    Add:  Reclassification adjustments,
    net of tax                               (6,900)         5,267        (13,863)      13,982
                                           --------      ---------      ---------     --------
Other comprehensive income                   17,102          3,491         53,928       52,844
                                           --------      ---------      ---------     --------
Comprehensive income                      $ 140,167     $  124,253      $ 327,186    $ 304,951
                                           ========      =========       ========     ========

  Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Pre-tax losses on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $.7 million for the three months September 29, 2002, with pre-tax gains of approximately $.4 million recognized for the nine months ended September 29, 2002. Pre-tax net gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $1.0 million and $.8 million for the three months and nine months ended September 30, 2001, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

  The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:
                                          Foreign      Minimum    Gains (Losses)                    Accumulated
                                       Currency      Pension     on Cash Flow                       Other
                                      Translation   Liability      Hedging     Reclassification Comprehensive
                                      Adjustments  Adjustments   Derivatives     Adjustments    Income (Loss)
-------------------------------------------------------------------------------------------------------------
(In thousands of dollars)

Balance as of 12/31/01                 $(62,545)   $(35,135)    $ 11,548       $      -         $(86,132)
Current period credit (charge), gross   (17,210)    (72,007)     202,248        (21,900)          91,131
Income tax benefit (expense)                  -      28,875      (74,115)         8,037          (37,203)
                                       ---------   ---------     --------       --------         --------
Balance as of 9/29/02                  $(79,755)   $(78,267)    $139,681       $(13,863)        $(32,204)
                                       =========   =========    ========        ========         ========
  As of September 29, 2002, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months were approximately $54.0 million, compared to net after-tax losses on cash flow hedging derivatives to be reclassified into earnings in the next twelve months of $6.3 million as of September 30, 2001.

  INVENTORIES

  The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                        September 29, 2002     December 31, 2001
                                      ------------------     -----------------
                                               (in thousands of dollars)

Raw materials                           $  195,969              $  160,343
Goods in process                            56,646                  51,184
Finished goods                             392,994                 354,100
                                         -----------             ----------
      Inventories at FIFO                  645,609                 565,627
Adjustment to LIFO                         (52,378)                (53,493)
                                         -----------             ----------
     Total inventories                  $  593,231              $  512,134
                                         ===========             ==========
  The increase in raw material inventories as of September 29, 2002, reflected the seasonal timing of deliveries to support manufacturing requirements. Raw material inventories were $196.0 million as of September 29, 2002 compared to $284.8 million as of September 30, 2001, reflecting the impact of the Corporation’s business realignment initiatives implemented in the fourth quarter of 2001.

  LONG-TERM DEBT

  In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of September 29, 2002, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

  FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 29, 2002 and December 31, 2001, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $868.8 million as of September 29, 2002, compared to a fair value of $1,017.0 million, based on quoted market prices for the same or similar debt issues.

  As of September 29, 2002, the Corporation had foreign exchange forward contracts maturing in 2002, 2003 and 2004 to purchase $53.0 million in foreign currency, primarily British sterling and euros, and to sell $23.8 million in foreign currency, primarily Japanese yen, at contracted forward rates.

  The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of September 29, 2002, the fair value of foreign exchange forward contracts approximated the contract value. The Corporation does not hold or issue financial instruments for trading purposes.

  In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively convert interest-rate-contingent rental payments on certain operating leases from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $8.0 million and $2.7 million as of September 29, 2002 and December 31, 2001, respectively. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

  SHARE REPURCHASES

  In October 1999, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of the Corporation’s Common Stock. Under this program, a total of 2,388,586 shares of Common Stock was purchased through September 29, 2002. As of September 29, 2002, a total of 43,580,410 shares were held as Treasury Stock and $84.2 million remained available for repurchases of Common Stock under the repurchase program.

  OTHER MATTERS

  On July 25, 2002, the Corporation confirmed that the Milton Hershey School Trust, which controls 77% of the combined voting power of the Corporation’s Common Stock and Class B Common Stock, had informed the Corporation that it had decided to diversify its holdings and in this regard wanted Hershey Foods to explore a sale of the entire Corporation. On September 17, 2002, the Milton Hershey School Trust instructed the Corporation to terminate the sale process. Selling, marketing and administrative expenses for the three months and nine months ended September 29, 2002, included expenses of approximately $17.3 million associated with the exploration of the sale of the Corporation.

Item 2.    Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Third Quarter 2002 vs. Third Quarter 2001

Consolidated net sales for the third quarter decreased from $1,178.9 million in 2001 to $1,152.3 million in 2002. The decrease from the prior year was a result of higher promotional allowances, returns, discounts, and allowances as well as the rationalization of certain under-performing brands, including the divestiture of Heide brands in May 2002, the discontinuance and subsequent licensing of the Corporation’s aseptically packaged drink products in the United States, and the divestiture of the Luden’s throat drop business in September 2001. Sluggishness in several international markets, specifically Canada and Brazil, also contributed to the lower sales in the quarter. These factors which resulted in lower sales were partially offset by increased sales of key confectionery brands in the United States, including new products and line extensions, and selected confectionery selling price increases.

The consolidated gross margin increased from 36.1% in 2001 to 37.8% in 2002. The increase reflected decreased costs for certain major raw materials, primarily cocoa and peanuts, and packaging materials, a more profitable sales mix and selected confectionery selling price increases. The impact of these items was partially offset by higher promotional spending, and returns, discounts, and allowances, which were higher as a percent of sales compared to the prior year. Selling, marketing and administrative expenses increased by 1% in 2002, primarily reflecting the impact of $17.3 million of expenses related to the exploration of the sale of the Corporation. Excluding the impact of these expenses in 2002 and goodwill amortization in 2001, selling, marketing and administrative costs were 6% lower in 2002. The reduction was due primarily to lower marketing spending as well as lower salary expense associated with reduced staffing resulting from the Corporation’s voluntary work force reduction program.

Net interest expense in the third quarter of 2002 was $4.0 million less than the comparable period of 2001, primarily reflecting a decrease in short-term interest expense due to reduced average short-term borrowings and lower average short-term borrowing rates.

Net income for the third quarter increased $2.3 million, or 2%, from 2001 to 2002, and net income per share - diluted increased $.01, or 1%. Excluding the after-tax effect of the business realignment initiatives and expenses related to the exploration of sale recorded in 2002, as well as the after-tax effect of goodwill amortization and the gain on the sale of the Luden’s business in 2001, net income for the third quarter increased $16.5 million, or 13%, from 2001 to 2002, and net income per share - diluted increased $.11, or 12%.

Results of Operations - First Nine Months 2002 vs. First Nine Months 2001

Consolidated net sales for the first nine months decreased from $2,984.2 million in 2001 to $2,964.3 million in 2002. The sales decrease primarily reflected higher promotion allowances and returns, discounts, and allowances, the rationalization of certain under-performing brands, including the divestitures of the Heide brands in May 2002 and the Luden’s throat drop business in September 2001, and the timing of the acquisition of the Nabisco Inc. gum and mint business which resulted in incremental sales in the first nine months of 2001 compared to the same period of 2002. These decreases were partially offset by increases in sales of key confectionery brands in the United States, including new products and line extensions, and selected confectionery selling price increases, as well as incremental sales from Visagis, the Brazilian chocolate and confectionery business acquired in July 2001.

The consolidated gross margin increased from 36.0% in 2001 to 37.5% in 2002. The increase in gross margin primarily reflected decreased costs for certain major raw materials, primarily cocoa, milk, and peanuts, and packaging materials, higher profitability resulting from the mix of confectionery items sold in 2002 compared with sales in 2001 and selected confectionery selling price increases. These increases in gross margin were partially offset by higher promotion allowances and returns, discounts, and allowances, both of which were higher as a percent of sales compared to the prior year. Selling, marketing and administrative expenses decreased by 1% in 2002, primarily as a result of savings from the business realignment initiatives and the elimination of goodwill amortization in 2002, offset by $17.3 million of expenses incurred to explore the sale of the Corporation. Excluding the impact of goodwill amortization in 2001 and the expenses incurred to explore the Corporation’s sale, selling, marketing, and administrative expenses in 2002 were 2% lower than 2001.

Net interest expense in the first nine months of 2002 was $6.9 million less than the comparable period of 2001, primarily reflecting a decrease in short-term interest expense due to reduced average short-term borrowings and lower average short-term borrowing rates.

Net income for the first nine months of 2002 was $273.3 million compared to $252.1 million in 2001 and net income per share-diluted was $1.98 per share compared to $1.83 per share in the prior year. Excluding the after-tax effect of the business realignment initiatives and costs related to the exploration of the sale of the Corporation recorded in 2002, as well as the after-tax effect of goodwill amortization and the gain on the sale of the Luden’s business in 2001, net income for the first nine months increased $36.3 million, or 14%, from 2001 to 2002 and net income per share - diluted increased $.26, or 14%.

Business Realignment Initiatives

In late October 2001, the Corporation’s Board of Directors approved a plan to improve the efficiency and profitability of the Corporation’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements and a voluntary work force reduction program (“VWRP”). As of September 29, 2002, the total estimated costs for the business realignment initiatives are expected to be in a range of $310.0 million, as announced in January 2002, to $320.0 million, as higher pension settlement costs associated with the VWRP which are recorded as incurred, are expected to more than offset the impact of the greater than expected proceeds from the sale of certain assets. A favorable adjustment of $4.4 million resulting from the greater than expected proceeds was recorded during the second quarter and included in the net business realignment charge. As of September 29, 2002, there have been no significant changes to the estimated savings for the business realignment initiatives. The major components of these initiatives remain on schedule for completion by the end of 2002.

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

Product line rationalization plans included the sale or exit of certain businesses, the discontinuance of certain non-chocolate confectionery products and the realignment of the Corporation’s sales organizations. Costs associated with the realignment of the sales organizations related primarily to sales office closings and terminating the use of certain sales brokers. During the first nine months of 2002, sales offices were closed as planned and the use of certain sales brokers was discontinued. During the second quarter, the sale of a group of Hershey’s non-chocolate confectionery candy brands to Farley’s & Sathers Candy Company, Inc. was completed. Included in the transaction were the HEIDE®, JUJYFRUITS®, WUNDERBEANS® and AMAZIN’ FRUIT® trademarked confectionery brands, as well as the rights to sell CHUCKLES® branded products, under license. Also, during the second quarter the Corporation discontinued and subsequently licensed the sale of its aseptically packaged drink products in the United States. Sales associated with these brands during the first six months and third quarter of 2002 are included in Note 2.

To improve supply chain efficiency and profitability, three manufacturing facilities, a distribution center and certain other facilities were planned to be closed. These included manufacturing facilities in Denver, Colorado; Pennsburg, Pennsylvania; and Palmyra, Pennsylvania and a distribution center and certain minor facilities located in Oakdale, California. During the first quarter of 2002, the manufacturing facility in Palmyra, Pennsylvania was closed and additional costs were recorded, as incurred, relating to retention payments. In addition, asset disposals relating to the closure of the three manufacturing plants were begun. During the second quarter, operations utilizing the distribution center in Oakdale, California ceased. Asset write-offs relating to the closure of the three manufacturing plants continued during the third quarter.

In October 2001, the Corporation offered the VWRP to certain eligible employees in the United States, Canada and Puerto Rico in order to reduce staffing levels and improve profitability. The VWRP consisted of an early retirement program which provided enhanced pension, post-retirement and certain supplemental benefits and an enhanced mutual separation program which provided increased severance and temporary medical benefits. A reduction of approximately 500 employees occurred during the first nine months of 2002 as a result of the VWRP. Additional pension settlement costs of $8.6 million, $6.4 million and $8.5 million before tax were recorded in the first, second and third quarters, respectively, of 2002, principally associated with lump sum payments of pension benefits.

Liquidity and Capital Resources

Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first nine months of 2002, the Corporation’s cash and cash equivalents decreased by $14.3 million. Also during the period, the Corporation contributed $129.7 million to its domestic pension plans. Cash provided from operations, cash on hand at the beginning of the period and proceeds from a business divestiture was substantially sufficient to fund dividend payments of $124.8 million and $74.5 million of capital expenditures. Cash provided from other assets and liabilities of $137.0 million, primarily reflected commodities transactions and an increase in accrued income taxes, partially offset by contributions to the Corporation’s domestic pension plans and decreases in accrued liabilities. Cash provided from other assets and liabilities in 2001 of $163.2 million was principally the result of commodities transactions and an increase in accrued income taxes , partially offset by a pension plan contribution.

In order to improve the funded status of the Corporation’s domestic pension plans, a contribution of $75.0 million was made in February 2001. Additional contributions of $95.0 million, $75.0 million and $54.7 million were made in December 2001 and in March and June 2002, respectively, to fund payments related to the early retirement program and to improve the funded status. These contributions were funded by cash from operations. Depending upon the market performance of pension plan assets, the Corporation anticipates additional contributions of $75.0 million to $100.0 million during the fourth quarter of 2002.

The ratio of current assets to current liabilities was 2.4:1 as of September 29, 2002, and 1.9:1 as of December 31, 2001. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 39% as of September 29, 2002, and 44% as of December 31, 2001.

Other Matters

On July 25, 2002, the Corporation confirmed that the Milton Hershey School Trust, which controls 77% of the combined voting power of the Corporation’s Common Stock and Class B Common Stock, had informed the Corporation that it had decided to diversify its holdings and in this regard wanted Hershey Foods to explore a sale of the entire Corporation. On September 17, 2002, the Milton Hershey School Trust instructed the Corporation to terminate the sale process.

Safe Harbor Statement

The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s distribution operations; pension cost factors, such as actuarial assumptions, return on pension plan assets, and employee retirement decisions; and the Corporation’s ability to sell certain assets at targeted values.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The potential loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent increased from $.3 million as of December 31, 2001, to $.5 million as of September 29, 2002. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $4.7 million as of December 31, 2001, to $1.1 million as of September 29, 2002. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

Item 4.   Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), within the 90 days prior to the filing date of this report, the Corporation conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. There have been no significant changes in the Corporation’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Exchange Act is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Items 1 through 5 have been omitted as not applicable.

Item 6 - Exhibits and Reports on Form 8-K

a)        Exhibits

  The following items are attached and incorporated herein by reference:

  Exhibit 10.1 - Amended and Restated Key Employee Incentive Plan.

  Exhibit 10.2 - Amended and Restated Deferred Compensation Plan.

  Exhibit 10.3 - Amended and Restated Supplemental Executive Retirement Plan.

  Exhibit 10.4 - Executive Benefits Protection Plan (Group 3A).

  Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 29, 2002 and September 30, 2001.

b)        Reports on Form 8-K

  A report on Form 8-K was filed on July 25, 2002, confirming that the Milton Hershey School Trust, which controls 77% of the voting power of the Corporation’s Common Stock, informed the Corporation that it had decided to diversify its holdings and in this regard wanted Hershey Foods to explore a sale of the entire Corporation.

  A report on Form 8-K was furnished on August 7, 2002, stating that Richard H. Lenny, Chief Executive Officer of the Corporation and Frank Cerminara, Chief Financial Officer of the Corporation, each furnished to the Securities and Exchange Commission personal certifications pursuant to 18 U.S.C. Section 1350.

  A report on Form 8-K was furnished on August 8, 2002, stating that the Corporation issued a press release recommending that its stockholders reject an unsolicited, below-market mini tender offer made by TRC Capital Corporation for up to 1.64% of Hershey Foods Corporation’s outstanding shares.

  A report on Form 8-K was furnished on August 13, 2002, to include sworn statements filed by Richard H. Lenny, Chief Executive Officer of the Corporation and Frank Cerminara, Chief Financial Officer of the Corporation, pursuant to the Commission’s order under Section 21(a) (1) of the Securities Exchange Act of 1934 No. 4-460.

  A report on Form 8-K was filed on September 18, 2002, confirming that the Milton Hershey School Trust’s Board of Directors had voted to instruct the Corporation to terminate the sale process that was initiated at the direction of the Trust.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERSHEY FOODS CORPORATION
(Registrant)

Date November 12, 2002

/s/ Frank Cerminara
Frank Cerminara
Senior Vice President,
Chief Financial Officer

Date November 12, 2002

/s/ David W. Tacka
David W. Tacka
Vice President, Corporate Controller and
Chief Accounting Officer

CERTIFICATION

I, Richard H. Lenny, certify that:

  I have reviewed this quarterly report on Form 10-Q of Hershey Foods Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

  a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard H. Lenny
Richard H. Lenny
Chief Executive Officer

CERTIFICATION

I, Frank Cerminara, certify that:

  I have reviewed this quarterly report on Form 10-Q of Hershey Foods Corporation;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

  c)      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

  a)      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Frank Cerminara
Frank Cerminara
Chief Financial Officer

EXHIBIT INDEX

  Exhibit 10.1       Amended and Restated Key Employee Incentive Plan

  Exhibit 10.2       Amended and Restated Deferred Compensation Plan

  Exhibit 10.3       Amended and Restated Supplemental Executive Retirement Plan

  Exhibit 10.4       Executive Benefits Protection Plan (Group 3A)

  Exhibit 12         Computation of Ratio of Earnings to Fixed Charges