Form 10-K
HERSHEY FOODS CORP
filed 2003-03-26
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

(Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  | X |  No |__|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - K or any amendment to this Form 10 - K. |__ |

      State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of a specified date within 60 days prior to the date of filing.

      Common Stock, one dollar par value — $5,814,108,373 as of February 27, 2003.

      Class B Common Stock, one dollar par value — $7,565,445 as of February 27, 2003. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on February 27, 2003.

      Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

      Common Stock, one dollar par value — 102,132,277 shares, as of February 27, 2003.

      Class B Common Stock, one dollar par value — 30,422,308 shares, as of February 27, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      The Corporation’s Annual Report to Stockholders for the year ended December 31, 2002 is included as Appendix A to the Corporation’s Proxy Statement for the Corporation’s 2003 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated by reference into Part II and filed as Exhibit 13 hereto. Portions of the Proxy Statement are incorporated by reference herein into Part III.

PART I

Item 1.  BUSINESS

Hershey Foods Corporation and its subsidiaries (the “Corporation”) are engaged in the manufacture, distribution and sale of confectionery and grocery products. The Corporation was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

In June 2002, the Corporation completed the sale of a group of the Corporation’s non-chocolate confectionery candy brands to Farley’s & Sathers Candy Company, Inc. for $12.0 million in cash as part of its business realignment initiatives. Included in the transaction were the HEIDE, JUJYFRUITS, WUNDERBEANS and AMAZIN’ FRUIT trademarked confectionery brands as well as the rights to sell CHUCKLES branded products, under license.

The Corporation’s principal product groups include: confectionery products sold in the form of bar goods, bagged items and boxed items; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Corporation believes it is a leader in many of these product groups in the United States, Canada and Mexico. Operating profit margins vary considerably among individual products and brands. Generally, such margins on confectionery products are greater than those on grocery products.

The Corporation manufactures confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar products, such as snack size, standard, king size, large and giant bars. Among the principal confectionery products in the United States are: HERSHEY’S COOKIES ‘N’ CREME candy bars, HERSHEY’S HUGS chocolates, HERSHEY’S KISSES chocolates, HERSHEY’S KISSES chocolates with almonds, HERSHEY’S chocolate bars, HERSHEY’S chocolate bars with almonds, HERSHEY’S MINIATURES chocolate bars, HERSHEY’S NUGGETS chocolates, COOL BLAST mints, FAST BREAK candy bars, ICE BREAKERS mints and chewing gum, JOLLY RANCHER candy, KIT KAT and KIT KAT BIG KAT wafer bars, KRACKEL chocolate bars, MR. GOODBAR chocolate bars, REESE’S NUTRAGEOUS candy bars, REESE’S peanut butter cups, REESE’S PIECES candies, REESESTICKS wafer bars, SPECIAL DARK chocolate bars and SYMPHONY chocolate bars. Other confectionery products include: HERSHEY’S BITES candies, HERSHEY’S classic caramels, ALMOND JOY candy bars, BREATH SAVERS mints, BUBBLE YUM bubble gum, CARAMELLO candy bars, CAREFREE, CAREFREE KOOLERZ and FRUIT STRIPE chewing gums, GOOD & PLENTY candy, HEATH toffee bars, MILK DUDS candy, MOUNDS candy bars, PAYDAY candy bars, POT OF GOLD boxed chocolates, RAIN-BLO gumballs, ROLO caramels in milk chocolate, SKOR toffee bars, SUPER BUBBLE bubble gum, TASTETATIONS candy, TWIZZLERS candy, WHATCHAMACALLIT candy bars, WHOPPERS malted milk balls, YORK peppermint pattie candy, 5TH AVENUE candy bars and ZERO candy bars.

The Corporation also manufactures and/or markets grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY’S, REESE’S and HEATH baking pieces, HERSHEY’S chocolate milk mix, HERSHEY’S cocoa, HERSHEY’S CHOCOLATE SHOPPE ice cream toppings, HERSHEY’S HOT COCOA COLLECTION hot cocoa mix, HERSHEY’S syrup and REESE’S peanut butter. HERSHEY’S chocolate and strawberry flavored milks are produced and sold under license by various dairies throughout the United States, using milk mixes manufactured by the Corporation. Baking and various other products are produced and sold under the HERSHEY’S and REESE’S brand names by third parties that have been granted licenses by the Corporation to use these trademarks.

Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy and TWIZZLERS candy. The Corporation also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY’S brand name.

The Corporation has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Corporation’s rights under these agreements are extendible on a long-term basis at the Corporation’s option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement that the Corporation exceeded in 2002. The Corporation also has an agreement with Societe des Produits Nestle SA, which licenses the

Corporation to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Corporation’s rights under this agreement are extendible on a long-term basis at the Corporation’s option, subject to certain conditions, including minimum unit volume sales. In 2002, the minimum volume requirements were exceeded. The Corporation has an agreement with an affiliate of Huhtamäki Oy (“Huhtamaki”) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS for confectionery products worldwide. The Corporation’s rights under this agreement are extendible on a long-term basis at the Corporation’s option.

The Corporation’s products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Corporation believes its products are sold in over 2 million retail outlets in North America. In 2002, sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 21 percent of the Corporation’s total net sales.

The Corporation manufactures, imports, markets, sells and distributes chocolate products in Brazil under the HERSHEY’S brand name. Additional products in Brazil include IO-IO hazelnut crème items and chocolate and confectionery products sold under the VISCONTI brand name. In China, Japan, Korea and the Philippines, the Corporation imports and/or markets selected confectionery and grocery products. The Corporation also markets confectionery and grocery products in over 90 countries worldwide.

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

The Corporation recognizes that the mass distribution of its confectionery and grocery products is an important element in maintaining sales growth and providing service to its customers. The Corporation attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of efficiencies in distribution. To achieve these objectives, the Corporation has developed a distribution network from its manufacturing plants, distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. The Corporation uses a combination of public and contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the effective promotion of new, as well as established, products on both national and regional scales.

From time to time, the Corporation has changed the prices and weights of its products to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. The Corporation implemented an increase in the wholesale price of its domestic standard size, king size, variety pack, 6-pack and 10-pack lines effective January 1, 2003. The standard size increase was approximately 11 percent. The effect of all the increases translates into an approximate 3 percent increase over the entire domestic product line. The last standard candy bar price increase was implemented by the Corporation in December 1995.

The most significant raw material used in the production of the Corporation’s chocolate products is cocoa beans. This commodity is imported principally from Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70 percent of the world’s crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Corporation buys a mix of cocoa beans and cocoa products to meet its manufacturing requirements.

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

Cocoa Futures Contract Prices
(cents per pound)

	1998	1999	2000	2001	2002

Annual Average.................	72.7	48.8	37.9	47.1	76.9
High................................	78.3	62.7	40.1	57.9	96.7
Low.................................	65.5	39.6	34.4	41.5	60.3

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

Cocoa market prices rose sharply during 2002 and this increase accelerated following a rebellion in the world’s largest cocoa producing country, the Ivory Coast. Continued civil unrest in the Ivory Coast could result in further cocoa price increases. The Corporation’s costs during 2003 and beyond will not necessarily reflect market price fluctuations because of its forward purchasing practices, premiums and discounts reflective of relative values, varying delivery times, and supply and demand for specific varieties and grades of cocoa beans. The Corporation’s costs for cocoa will increase substantially in 2004; however, the Corporation expects to achieve its long-term goals for growth and profitability by a combination of possible price increases and/or product weight changes, improved sales mix, supply chain cost reductions and strict control of other costs to offset potential cost increases and respond to changes in the competitive environment.

The Farm Security and Rural Investment Act of 2002, which is a six-year farm bill, impacts the prices of sugar, corn, peanuts and milk because it sets price support levels for these commodities.

The price of sugar, the Corporation’s second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under the above referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained in a range of 25 ¢ to 32 ¢ per pound for the past ten years. U.S. peanut prices declined approximately 25 percent during the fourth quarter of 2002 due to a decrease in price support levels. Almond prices remained near normal levels throughout 2002. Milk prices decreased in 2002 as a result of increasing milk production. The Corporation believes that the supply of raw materials is adequate to meet its manufacturing requirements.

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

The primary effect on liquidity from using futures contracts is associated with margin requirements for futures contracts related to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. Cash outflows and inflows result from original margins which are “good faith deposits” established by futures exchanges to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements. The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the markets. Cash flows related to margin requirements were significant during 2002 as a result of unusual volatility in market prices, but historically, have not been material to the Corporation’s total working capital requirements.

The Corporation manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar, corn sweeteners, natural gas, transportation costs and certain dairy products, are directly linked to the overall planning and management of the Corporation’s business, since the cost of raw materials, energy and transportation accounts for a significant portion of cost of sales. Procurement strategies with regard to cocoa, sugar and other major raw material requirements, energy requirements and transportation costs are developed by the analysis of fundamentals, including weather and crop analysis, other imbalances between supply and demand, currency exchange rates, political unrest in producing countries and speculative influences, and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Board of Directors on a regular basis.

Competition

Many of the Corporation’s brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. However, these brands are sold in highly competitive markets and compete with many other multinational, national, regional and local firms, some of which have resources in excess of those available to the Corporation.

Trademarks

The Corporation owns various registered and unregistered trademarks and service marks, and has rights under licenses to use various trademarks that are of material importance to the Corporation’s business.

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

Employees

As of December 31, 2002, the Corporation had approximately 13,700 full-time and 1,700 part-time employees, of whom approximately 5,600 were covered by collective bargaining agreements. A reduction of approximately 500 full-time employees occurred during 2002 as a result of a voluntary work force reduction program. A collective bargaining agreement covering approximately 3,000 employees at two of the Corporation’s principal plants in Hershey, Pennsylvania expired in November 2001. On February 27, 2002, the employees voted not to ratify a new contract offer, despite recommendations by their union negotiating committee and executive board to approve the new contract. On April 17, 2002, the employees voted again not to ratify an amended contract offer following the rejection of that offer by the union negotiating committee. The Corporation and union representatives continued negotiations with the assistance of a federal mediator, but no settlement was reached and the employees went on strike beginning April 26, 2002. The strike ended on June 6, 2002, when the employees voted to ratify a new contract, with employees returning to work beginning on June 8, 2002. The work stoppage did not have a material impact on the Corporation’s results of operations for 2002. The Corporation considers its employee relations to be good.

Financial Information by Geographic Area

Information concerning the Corporation’s geographic segments is contained in Note 18 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, which information is incorporated herein by reference and filed as Exhibit 13 hereto.

Available Information

The Corporation makes its periodic and current reports electronically available, free of charge, on its Internet site as soon as reasonably practicable after such material is filed with the Securities and Exchange Commission. You may access this information at the Corporation’s Internet site (http://www.hersheys.com).

Safe Harbor Statement

The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions and employee retirement decisions; and the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s supply chain.

Item 2.  PROPERTIES

The following is a list of the Corporation’s principal manufacturing properties. The Corporation owns each of these properties.

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

         CANADA

Smiths Falls, Ontario - confectionery and grocery products

In addition to the locations indicated above, the Corporation owns or leases several other properties used for manufacturing confectionery and grocery products and for sales, distribution and administrative functions.

The Corporation’s plants are efficient and well maintained. These plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest plants are located in Hershey, Pennsylvania. Many additions and improvements have been made to these facilities over the years and the plants’ manufacturing equipment includes equipment of the latest type and technology.

Item 3.   LEGAL PROCEEDINGS

In January 1999, the Corporation received a Notice of Proposed Deficiency (Notice) from the Internal Revenue Service (IRS) related to the years 1989 through 1996. The Notice pertained to the Corporate Owned Life Insurance (COLI) program that was implemented by the Corporation in 1989. The IRS disallowed the interest expense deductions associated with the underlying life insurance policies. The total deficiency of $61.2 million, including interest, was paid to the IRS in September 2000 to eliminate further accruing of interest. Effective October 1, 2001, the Corporation negotiated a settlement with the IRS regarding the Notice. The resulting Closing Agreement with the IRS limited the COLI interest expense deductions for all applicable tax years and resulted in the surrender of all insurance policies, thereby ending the COLI program. The settlement is a complete resolution of all federal and state tax aspects of this program. The Corporation has no other material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY

Information concerning the principal United States trading market for, market prices of and dividends on the Corporation’s Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section entitled “Market Prices and Dividends” on page A-20 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, incorporated herein by reference and filed as Exhibit 13 hereto.

Item 6.  SELECTED FINANCIAL DATA

The following information, for the five years ended December 31, 2002, found in the section entitled “Six-Year Consolidated Financial Summary” on page A-59 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto: Net Sales; Net Income; Earnings Per Share - Basic and - Diluted; Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The section entitled “Management’s Discussion and Analysis,” found on pages A-1 through A-22 of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, is incorporated herein by reference and filed as Exhibit 13 hereto.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following audited consolidated financial statements of the Corporation and its subsidiaries are found at the indicated pages in the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement, and such financial statements, along with the Independent Auditors’ Report thereon, are incorporated herein by reference and filed as Exhibit 13 hereto.

1.   Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000. (Page A - 23)
2.   Consolidated Balance Sheets as of December 31, 2002 and 2001. (Page A - 24)
3.   Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000. (Page A - 25)
4.   Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000. (Page A - 26)
5.   Notes to Consolidated Financial Statements (Pages A-27 through A-55), including "Quarterly Data (Unaudited)." (Page A - 55)
6.   Independent Auditors' Report. (Page A - 57)
7.   Report of Predecessor Auditor (Arthur Andersen LLP). (Page A - 58)

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

Executive Officers of the Corporation as of February 27, 2003

Name	Age	Positions Held During the Last Five Years

R. H. Lenny (1)	51	Chairman of the Board, President and Chief Executive Officer (2002); President and Chief Executive Officer (2001)
M. K. Arline	50
		Senior Vice President, Human Resources and Corporate Affairs (2002); Senior Vice President, Human Resources (2002); Vice President, Human Resources (2001); Vice President, Quality and Regulatory Compliance (1999); Director, Quality and Regulatory Compliance (1997)
F. Cerminara	54	Senior Vice President, Chief Financial Officer (2001); Vice President, Chief Financial Officer and Treasurer (2000); Vice President, Procurement (1994)
B. H. Snyder	55
		General Counsel, Secretary, and Senior Vice President, International (2002); Senior Vice President - Public Affairs, General Counsel and Secretary (2002); Vice President and Assistant General Counsel (2000); Assistant General Counsel (1993)
D. J. West(2)	39	Senior Vice President, Sales (2002); Senior Vice President, Business Planning and Development (2002); Vice President, Business Planning and Development (2001)
R. Brace	59	Vice President, Operations and Technology (2002); Vice President, Conversion and Procurement (2000); Senior Vice President, Operations (1999); Vice President, Operations (1997)
G. F. Davis (3)	54	Vice President, Chief Information Officer (2000)
D. N. Eshleman	48
		Vice President, Strategy and Innovation (2002); Vice President Marketing, Brand Integration (2002); Vice President Marketing, New Products (2000); Vice President Marketing, Grocery Products (1999); Vice President Marketing, Hershey Pasta and Grocery Division (1996)
D. W. Tacka	49	Vice President, Corporate Controller and Chief Accounting Officer (2000); Corporate Controller and Chief Accounting Officer (1995)

There are no family relationships among any of the above-named officers of the Corporation.

(1)   Mr. Lenny was elected President and Chief Executive Officer effective March 12, 2001. Prior to joining the Corporation he was Group Vice President, Kraft Foods, Inc. and President, Nabisco Biscuit and Snacks (2001); President, Nabisco Biscuit Company (1998).

(2)   Mr. West was elected Vice President, Business Planning and Development effective May 30, 2001. Prior to joining the Corporation he was Senior Vice President Finance, Kraft Foods – Nabisco Biscuit, Confectionery and Snacks (2001); Senior Vice President and Chief Financial Officer, Nabisco Biscuit Company (1999); Vice President, Strategic Planning, Nabisco Holdings Corporation (1998).

(3)   Mr. Davis was elected Vice President, Chief Information Officer effective December 14, 2000. Prior to joining the Corporation Mr. Davis was Vice President – Global Infrastructure Services, Computer Sciences Corporation (2000); Director – Global Infrastructure Services, Computer Sciences Corporation (1999); Executive Director – Global Infrastructure and Financial Systems, Pratt and Whitney (1998).

Executive Officers are generally elected each year at the organization meeting of the Board of Directors in April.

Reporting of any inadvertent late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

Information concerning compensation of each of the named executive officers, including those persons who held the position of Chief Executive Officer of the Corporation during 2002, and compensation of directors, is set forth in the sections entitled “2002 Executive Compensation” and “Directors’ Compensation” in the Proxy Statement. This information is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Information concerning ownership of the Corporation’s voting securities by certain beneficial owners, individual nominees for director and by executive officers, including the Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer, is set forth in the section “Voting Securities” in the Proxy Statement. This information is incorporated herein by reference.

(b) The following table provides information about the Corporation’s common stock that may be issued under equity compensation plans as of December 31, 2002:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

			Number of securities
	Number of securities to be		remaining available for future
	issued upon exercise of	Weighted-average	issuance under equity
	outstanding options,	exercise price of outstanding	compensation plans (excluding
Plan Category	warrants, and rights	options, warrants, and rights	securities reflected in column (a)

Equity compensation plans approved by security holders (1)	6,514,229	$52.84	7,608,693

Equity compensation plans not approved by security holders (2)	450,333	$54.82	1,193,036

Total	6,964,562	$52.97	8,801,729

(1) Column (a) includes stock options granted under the stockholder-approved Key Employee Incentive Plan (KEIP). The securities available for future issuance in column (c) are not allocated to any specific type of award under the KEIP, but are available generally for future awards of stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and dividend equivalent units on RSUs granted under the KEIP.

(2) Column (a) includes 219,633 stock options granted under the Hershey Foods Corporation Broad Based Stock Option Plan, also referred to as HSY Growth. HSY Growth provided all eligible employees with a one-time grant of 100 non-qualified stock options that were granted outside of the KEIP under a separate registration statement. Under HSY Growth over 1,235,700 stock options were granted on January 7, 1997 with an exercise price of $44.50, which equates to 100% of the fair market value of the Corporation’s Common Stock on the date of grant. The stock options vested at the end of five years and had a maximum term of ten years from the date of grant. Column (c) includes 1,092,700 HSY Growth stock options remaining available for future issuance.

Column (a) also includes 230,700 stock options granted to R.H. Lenny outside of the KEIP under a separate registration statement. All of the options available for issuance under the registration statement have been granted. The stock options were granted on March 12, 2001 with an exercise price of $64.65, which equates to 100% of the fair market value of the Corporation’s Common Stock on the date of grant (determined as the closing price on the business day immediately preceding the date the stock options were granted). The stock options are subject to a four-year step vesting requirement of 25% per year and have a ten-year term.

Column (c) also includes 100,336 shares remaining available for future issuance under the Directors’ Compensation Plan. The Directors’ Compensation Plan is designed to attract and retain qualified non-employee directors and to align the interests of non-employee directors with those of the stockholders by paying a portion of their compensation in units representing shares of Common Stock. Directors who are employees of the Corporation receive no remuneration for their services as directors. RSUs are granted quarterly to each director on the first day of January, April, July, and October on the basis of the number of shares of Common Stock, valued at the average closing price on the New York Stock Exchange of the Common Stock on the last three trading days preceding the grant, equal to $10,000. While the value of the annual RSU grant is targeted at $40,000, the actual value of the grant may be higher or lower depending upon the performance of the Common Stock following the grant dates. A director’s RSUs will vest and be distributed upon his or her retirement from the Board. Directors may elect to receive all or a portion of their retainer in cash or Common Stock, although committee chair fees are paid only in cash. A director may defer receipt of the retainer and committee chair fees until his or her retirement from the Board.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning “Certain Relationships and Related Transactions” is set forth in the section entitled “Certain Transactions and Relationships” in the Proxy Statement. This information is incorporated herein by reference.

Item 14.  CONTROLS AND PROCEDURES

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Exchange Act is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 15(a)(1): Financial Statements

The audited consolidated financial statements of the Corporation and its subsidiaries and the Report of Independent Auditors thereon, as required to be filed with this report, are set forth in Item 8 of this report and are incorporated therein by reference to specific pages of the Corporation’s Annual Report to Stockholders included as Appendix A to the Proxy Statement and filed as Exhibit 13 hereto.

Item 15(a)(2): Financial Statement Schedule

The following consolidated financial statement schedule of the Corporation and its subsidiaries for the years ended December 31, 2002, 2001 and 2000 is filed herewith on the indicated page in response to Item 15(d):

     Schedule II — Valuation and Qualifying Accounts (Page 18)

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

Item 15(a)(3):  Exhibits

    The following items are attached or incorporated by reference in response to Item 15(c):

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

b.	Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation's Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation.

c.	Cadbury Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Corporation’s Current Report on Form 8-K dated September 8, 1988.

d.	The Amended and Restated 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, incorporated by reference from Exhibit 10.1 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, was amended and renewed as of November 26, 2002, pursuant to the agreement attached hereto and filed as Exhibit 10.1.

e.	The Amended and Restated Five-Year Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

f.	Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Corporation’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Corporation to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     Executive Compensation Plans and Management Contracts

g.	Hershey Foods Corporation’s Amended and Restated Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

h.	Hershey Foods Corporation’s Amended and Restated Deferred Compensation Plan is incorporated by reference from Exhibit 10.2 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

i.	Hershey Foods Corporation’s Amended and Restated Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.3 to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

j.	Hershey Foods Corporation's Amended and Restated Directors' Compensation Plan is attached hereto and filed as Exhibit 10.2.

k.	Hershey Foods Corporation’s Executive Benefits Protection Plan (Group 3A), as amended, covering certain of its executive officers, is incorporated by reference from Exhibit 10.4 to the Corporation’s quarterly report on Form 10-Q for the quarter ended September 29, 2002.

l.	The Separation Agreement and General Release entered into effective December 6, 2002 between Hershey Foods Corporation and Wynn A. Willard is attached hereto and filed as Exhibit 10.3.

m.	The Executive Employment Agreement between Hershey Foods Corporation and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Corporation's Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

           Broad Based Equity Compensation Plans

n.	Hershey Foods Corporation's Broad Based Stock Option Plan, as amended, is attached hereto and filed as Exhibit 10.4.

     (12)       Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998 is attached hereto and filed as Exhibit 12.

     (13)       Annual report to security holders

The Corporation’s Annual Report to Stockholders is included as Appendix A to the Proxy Statement and is attached hereto and filed as Exhibit 13.

      (21)       Subsidiaries of the Registrant

A list setting forth subsidiaries of the Corporation is attached hereto and filed as Exhibit 21.

     (23)       Independent Auditors' Consent

The consent dated March 26, 2003 to the incorporation of reports of the Corporation’s Independent Auditors is attached hereto and filed as Exhibit 23.

     (99)      Additional exhibit

The Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanies this report and is furnished as Exhibit 99.

Item 15(b): Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on February 11, 2003, in connection with the Corporation’s announcement that 2003 pension expense was expected to be $12 million higher than previously disclosed.

A Current Report on Form 8-K was furnished to the SEC on January 29, 2003, in connection with the Corporation’s announcement of sales and earnings for the fourth quarter and full year ended December 31, 2002.

A Current Report on Form 8-K was furnished to the SEC on January 2, 2003, in connection with the Corporation’s announcement that J. Robert Hillier resigned from the Company’s Board of Directors effective December 31, 2002.

A Current Report on Form 8-K was furnished to the SEC on December 12, 2002, in connection with the Corporation’s announcement (i) that its Board of Directors had approved an authorization to acquire, from time to time in open market or through privately negotiated transactions, up to $500 million of the Corporation’s Common Stock; and (ii) that it had contributed $150 million from free cash flow to its domestic pension plans in order to improve the funded status of the plans in view of the weak stock market performance during 2002.

A Current Report on Form 8-K was furnished to the SEC on December 10, 2002, in connection with the Corporation’s announcement that Wynn A. Willard would resign as Senior Vice President, Chief Marketing Officer effective December 31, 2002.

A Current Report on Form 8-K was furnished to the SEC on December 9, 2002, in connection with the Corporation’s announcement that it would hold a meeting with analysts in Hershey, Pennsylvania on December 13, 2002.

A Current Report on Form 8-K was furnished to the SEC on November 12, 2002, in connection with the Corporation’s announcement that Richard H. Lenny, Chief Executive Officer of Hershey Foods Corporation (the “Corporation”) and Frank Cerminara, Chief Financial Officer of the Corporation, each furnished to the Securities and Exchange Commission personal certifications pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26 th day of March, 2003.

HERSHEY FOODS CORPORATION
(Registrant)

By:	/s/ F. CERMINARA

F. Cerminara
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the date indicated.

Signature	Title	Date

/s/ R. H. LENNY (R. H. Lenny)	Chief Executive Officer and Director	March 26, 2003
/s/ F. CERMINARA (F. Cerminara)	Chief Financial Officer	March 26, 2003
/s/ D. W. TACKA (D. W. Tacka)	Chief Accounting Officer	March 26, 2003
/s/J. A. BOSCIA (J. A. Boscia)	Director	March 26, 2003
/s/ R. H. CAMPBELL (R. H. Campbell)	Director	March 26, 2003
/s/ G. P. COUGHLAN (G. P. Coughlan)	Director	March 26, 2003
/s/ B. G. HILL (B. G. Hill)	Director	March 26, 2003
/s/ J. C. JAMISON (J. C. Jamison)	Director	March 26, 2003

Signature	Title	Date

/s/ M. J. MCDONALD (M. J. McDonald)	Director	March 26, 2003
/s/ J. M. PIETRUSKI (J. M. Pietruski)	Director	March 26, 2003

CERTIFICATION

     I, Richard H. Lenny, certify that:

  I have reviewed this annual report on Form 10-K of Hershey Foods Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ RICHARD H. LENNY
Richard H. Lenny
Chief Executive Officer

CERTIFICATION

     I, Frank Cerminara, certify that:

  I have reviewed this annual report on Form 10-K of Hershey Foods Corporation;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ FRANK CERMINARA
Frank Cerminara
Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Hershey Foods Corporation:

Under date of January 29, 2003, we reported on the consolidated balance sheet of Hershey Foods Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the year then ended, which are included in Hershey Foods Corporation’s Proxy Statement for its 2003 Annual Meeting of Stockholders incorporated by reference in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the schedule listed on page 18 in Item 15(a)(2). This financial statement schedule is the responsibility of the Corporation’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/KPMG LLP

New York, New York
January 29, 2003

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP)

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2001 and December 31, 2000.

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
January 22, 2002

Schedule II

HERSHEY FOODS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands of dollars)

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves	Balance at End of Period

Year Ended December 31,2002: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$15,958	$6,414	$3,023	$(8,871)	$16,524

Year Ended December 31,2001: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$16,004	$8,450	$3,299	$(11,795)	$15,958

Year Ended December 31,2000: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$16,941	$8,531	$1,362	$(10,830)	$16,004

     (a)  Includes recoveries of amounts previously written off.