Form 10-Q
period 2003-05-08
HERSHEY FOODS CORP
filed 2003-05-08
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 30, 2003

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

Yes   [ X ]      No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   [ X ]      No   [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 100,769,907 shares, as of  April 25, 2003.    Class B Common Stock, $1 par value - 30,422,096 shares, as of  April 25, 2003.

Exhibit Index - Page 17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                     March 30,     March 31,
                                                                        2003         2002
                                                                        ----         ----

Net Sales                                                          $ 953,162     $  988,506
                                                                    --------       ---------
Costs and Expenses:
 Cost of sales                                                       596,879        624,024
 Selling, marketing and administrative                               187,552        202,741
 Business realignment charge                                               -          8,762
                                                                    --------      ---------
  Total costs and expenses                                           784,431        835,527
                                                                    --------      ---------
Income before Interest and Income Taxes                              168,731        152,979
 Interest expense, net                                                14,611         15,465
                                                                    --------      ---------
Income before Income Taxes                                           154,120        137,514
 Provision for income taxes                                           56,562         50,469
                                                                    --------      ---------
Net Income                                                         $  97,558     $   87,045
                                                                    ========      =========
Net Income Per Share-Basic                                         $     .73     $      .64
                                                                    ========      =========
Net Income Per Share-Diluted                                       $     .73     $      .63
                                                                    ========      =========
Average Shares Outstanding-Basic                                     133,366        136,707
                                                                    ========      =========
Average Shares Outstanding-Diluted                                   134,228        138,219
                                                                    ========      =========
Cash Dividends Paid per Share:
  Common Stock                                                     $   .3275     $    .3025
                                                                    ========      =========
  Class B Common Stock                                             $   .2950     $    .2725
                                                                    ========      =========

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
MARCH 30, 2003 AND DECEMBER 31, 2002
(in thousands of dollars)

ASSETS                                                             2003            2002
                                                                 -------          ------
Current Assets:
  Cash and cash equivalents                                  $    144,076     $   297,743
  Accounts receivable - trade                                     296,003         370,976
  Inventories                                                     554,483         503,291
  Prepaid expenses and other                                      100,612          91,608
                                                              -----------      ----------
   Total current assets                                         1,095,174       1,263,618
                                                              -----------      ----------
Property, Plant and Equipment, at cost                          2,941,303       2,903,019
Less-accumulated depreciation and amortization                 (1,447,704)     (1,416,964)
                                                              -----------      ----------
   Net property, plant and equipment                            1,493,599       1,486,055
                                                              -----------      ----------
Goodwill                                                          381,863         378,453
Other Intangibles                                                  39,772          39,898
Other Assets                                                      302,144         312,527
                                                              -----------      ----------
    Total assets                                             $  3,312,552     $ 3,480,551
                                                              ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                           $    121,729     $   124,507
  Accrued liabilities                                             322,820         356,716
  Accrued income taxes                                             45,686          12,731
  Deferred income taxes                                            11,764          24,768
  Short-term debt                                                  10,261          11,135
  Current portion of long-term debt                                17,310          16,989
                                                              -----------       ---------
       Total current liabilities                                  529,570         546,846
Long-term Debt                                                    851,329         851,800
Other Long-term Liabilities                                       361,345         362,162
Deferred Income Taxes                                             353,991         348,040
                                                              -----------       ---------
       Total liabilities                                        2,096,235       2,108,848
                                                              -----------       ---------
Stockholders' Equity:
  Preferred Stock, shares issued:
    none in 2003 and 2002                                           ---             ---
  Common Stock, shares issued:
    149,528,776 in 2003 and 149,528,564 in 2002                   149,528         149,528
  Class B Common Stock, shares issued:
    30,422,096 in 2003 and 30,422,308 in 2002                      30,422          30,422
  Additional paid-in capital                                          411             593
  Unearned ESOP compensation                                      (11,975)        (12,774)
  Retained earnings                                             3,046,164       2,991,090
  Treasury-Common Stock shares at cost:
   48,778,036 in 2003 and 45,730,735 in 2002                   (2,008,336)     (1,808,227)
  Accumulated other comprehensive income                           10,103          21,071
                                                             ------------      ----------
      Total stockholders' equity                                1,216,317       1,371,703
                                                              -----------      ----------
      Total liabilities and stockholders' equity             $  3,312,552     $ 3,480,551
                                                              ===========      ==========

The accompanying notes are an integral part of these balance sheets.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

                                                                          For the Three Months Ended
                                                                          --------------------------
                                                                            March 30,       March 31,
                                                                              2003           2002
                                                                              ----           -----

Cash Flows Provided from (Used by) Operating Activities

    Net Income                                                            $  97,558        $  87,045
    Adjustments to Reconcile Net Income to Net Cash
    Provided from Operations:
        Depreciation and amortization                                        43,801           45,632
        Deferred income taxes                                                 5,735           15,891
        Business realignment initiatives                                         -             5,698
        Changes in assets and liabilities:
             Accounts receivable - trade                                     74,973           69,500
             Inventories                                                       (294)         (44,122)
             Accounts payable                                                (2,778)          29,283
             Other assets and liabilities                                   (81,370)         (68,499)
                                                                          ---------         --------
Net Cash Flows Provided from Operating Activities                           137,625          140,428
                                                                          ---------         --------
Cash Flows Provided from (Used by) Investing Activities

   Capital additions                                                        (36,604)         (17,405)
   Capitalized software additions                                            (3,430)          (2,297)
                                                                          ---------         --------
Net Cash Flows (Used by) Investing Activities                               (40,034)         (19,702)
                                                                          ---------         --------
Cash Flows Provided from (Used by) Financing Activities
   Net increase (decrease) in short-term debt                                  (874)              40
   Repayment of long-term debt                                                 (199)            (214)
   Cash dividends paid                                                      (42,484)         (40,500)
   Exercise of stock options                                                  9,109           55,569
   Incentive plan transactions                                              (29,662)         (49,742)
   Repurchase of Common Stock                                              (187,148)              -
                                                                          ---------         --------
Net Cash Flows (Used by) Financing Activities                              (251,258)         (34,847)
                                                                          ---------         --------
Increase (Decrease) in Cash and Cash Equivalents                           (153,667)          85,879
Cash and Cash Equivalents, beginning of period                              297,743          134,147
                                                                          ---------         --------
Cash and Cash Equivalents, end of period                                  $ 144,076        $ 220,026
                                                                           ========         ========

Interest Paid                                                             $  23,287        $  23,766
                                                                           ========         ========
Income Taxes Paid                                                         $  16,670        $   1,342
                                                                           ========         ========

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its majority-owned subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2003 presentation. Operating results for the three months ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, because of the seasonal effects of the Corporation’s business. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

  EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

  As of March 30, 2003, the Corporation had two stock-based employee compensation plans. The Corporation applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                   For the Three Months Ended
                                                                   --------------------------
                                                                    March 30,      March 31,
                                                                      2003          2002
                                                                      ----          ----
                                                                     (in thousands of dollars
                                                                     except per share amounts)

       Net income, as reported                                     $ 97,558         $ 87,045
       Deduct:  Total stock-based employee compensation expense
       determined under fair value method, net of related tax
       effects                                                       (3,685)          (3,075)
                                                                    -------          -------
       Pro forma net income                                        $ 93,873         $ 83,970
                                                                    =======          =======
       Earnings per share:
          Basic - as reported                                      $    .73         $    .64
                                                                    =======          =======
          Basic - pro forma                                        $    .70         $    .61
                                                                    =======          =======
          Diluted - as reported                                    $    .73         $    .63
                                                                    =======          =======
          Diluted - pro forma                                      $    .70         $    .61
                                                                    =======          =======

  The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first three months of 2003 and 2002, respectively: dividend yields of 2.0% and 1.9%; expected volatility of 28% and 28%; risk-free interest rates of 3.6% and 4.7%; and expected lives of 6.4 years and 6.4 years.

  BUSINESS REALIGNMENT INITIATIVES

  In late October 2001, the Corporation’s Board of Directors approved a plan to improve the efficiency and profitability of the Corporation’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements, and a voluntary work force reduction program (collectively, “the business realignment initiatives”). The major components were completed as of December 31, 2002. For more information on the business realignment initiatives recorded in the fourth quarter of 2001 and during 2002, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

  INTEREST EXPENSE

  Interest expense, net consisted of the following:

                                                     For the Three Months Ended
                                                     --------------------------
                                                March 30, 2003        March 31, 2002
                                                --------------        -------------
                                                     (in thousands of dollars)

       Interest expense                          $ 16,238              $ 16,573
       Interest income                             (1,001)                 (779)
       Capitalized interest                          (626)                 (329)
                                                  -------               -------
        Interest expense, net                    $ 14,611              $ 15,465
                                                  =======               =======
  NET INCOME PER SHARE

  In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

                                                         For the Three Months Ended
                                                         --------------------------
                                                      March 30, 2003   March 31, 2002
                                                      --------------   --------------
                                                          (in thousands of dollars
                                                          except per share amounts)

       Net income                                       $  97,558       $  87,045
                                                         =========       ========
       Weighted-average shares-basic                      133,366         136,707
       Effect of dilutive securities:
         Employee stock options                               808           1,431
         Performance and restricted stock units                54              81
                                                         ---------      ---------

       Weighted-average shares - diluted                  134,228         138,219
                                                         =========      =========

       Net income per share - basic                     $    0.73       $    0.64
                                                         =========       ========

       Net income per share-diluted                     $    0.73       $    0.63
                                                         =========       ========

  Employee stock options for 3,076,594 shares and 1,237,955 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended March 30, 2003 and March 31, 2002, respectively.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  The Corporation accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments currently utilized by the Corporation, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, are designated as cash flow hedges.

  Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $9.3 million for the three months ended March 30, 2003. Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income were $17.5 million for the three months ended March 31, 2002. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $12.8 million and $3.1 million for the three months ended March 30, 2003 and March 31, 2002, respectively, were associated with commodities futures contracts. No gains or losses as a result of hedge ineffectiveness were incurred during the three months ended March 30, 2003. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.5 million before tax for the three months ended March 31, 2002. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

  As of March 30, 2003, and March 31, 2002, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months were approximately $54.3 million and $14.9 million, respectively, which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

  COMPREHENSIVE INCOME

  Comprehensive income consisted of the following:

                                                         For the Three Months Ended
                                                       --------------------------
                                                         March 30,        March 31,
                                                           2003             2002
                                                           ----             ----
                                                        (in thousands of dollars)

     Net income                                        $  97,558          $  87,045
                                                        --------            -------
     Other comprehensive income (loss):
       Foreign currency translation
       adjustments                                        13,181                302
       Minimum pension liability
       adjustments, net of tax                            (2,092)            22,732
       (Losses) gains on cash flow hedging
       derivatives, net of tax                            (9,255)            17,534

       Add:  Reclassification adjustments,
       net of tax                                        (12,801)            (3,102)
                                                        --------           --------
     Other comprehensive (loss) income                   (10,967)            37,466
                                                        --------           --------
     Comprehensive income                              $  86,591          $ 124,511
                                                        ========           ========

    The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

                                                 Foreign      Minimum   Gains (Losses)  Accumulated
                                              Currency      Pension    on Cash Flow     Other
                                             Translation   Liability      Hedging    Comprehensive
                                             Adjustments  Adjustments   Derivatives  Income (Loss)

 (In thousands of dollars)

 Balance as of 12/31/02                       $(79,075)    $  (236)    $100,382      $ 21,071
   Current period credit (charge), gross        13,181      (3,492)     (14,621)       (4,932)
   Income tax benefit (expense)                      -       1,399        5,366         6,765
   Reclassification adjustment
     charge (credit), gross                          -           -      (20,223)      (20,223)
   Income tax benefit (expense)                      -           -        7,422         7,422
                                               -------      ------      -------       -------
 Balance as of 3/30/03                        $(65,894)    $(2,329)    $ 78,326      $ 10,103
                                               =======      ======      =======       =======

    INVENTORIES

    The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

                                             March 30, 2003       December 31, 2002
                                           --------------       -----------------
                                                    (in thousands of dollars)

    Raw materials                         $   214,022           $   154,893
    Goods in process                           59,470                53,814
    Finished goods                            328,677               347,677
                                            ---------            ----------
          Inventories at FIFO                 602,169               556,384
    Adjustment to LIFO                        (47,686)              (53,093)
                                            ---------            ----------
         Total inventories                $   554,483           $   503,291
                                            =========            ==========

    The increase in raw material inventories as of March 30, 2003, reflected the seasonal timing of deliveries to support manufacturing requirements. Raw material inventories were $214.0 million as of March 30, 2003 compared to $212.5 million as of March 31, 2002. Finished goods inventory was higher as of December 31, 2002 to support seasonal sales in the first quarter of 2003.

    LONG-TERM DEBT

    In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities. As of March 30, 2003, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

    FINANCIAL INSTRUMENTS

    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 30, 2003 and December 31, 2002, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $868.6 million as of March 30, 2003, compared to a fair value of $1,008.2 million, based on quoted market prices for the same or similar debt issues.

    As of March 30, 2003, the Corporation had foreign exchange forward contracts maturing in 2003 and 2004 to purchase $39.0 million in foreign currency, primarily British sterling and euros, and to sell $17.2 million in foreign currency, primarily Japanese yen, at contracted forward rates.

    The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of March 30, 2003, the fair value of foreign exchange forward contracts was an asset of $2.5 million. As of December 31, 2002, the fair value of foreign exchange forward contracts was an asset of $3.1 million. The Corporation does not hold or issue financial instruments for trading purposes.

    In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively converted variable-interest-rate rental payments on certain operating leases from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $8.2 million and $7.1 million as of March 30, 2003 and December 31, 2002, respectively. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

    SHARE REPURCHASES

    In December 2002, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Corporation’s Common Stock. Under this program, a total of 2,911,300 shares of Common Stock was purchased through March 30, 2003 for $187.1 million. As of March 30, 2003, a total of 48,778,036 shares were held as Treasury Stock and $312.9 million remained available for repurchases of Common Stock under the repurchase program.

    NEW ACCOUNTING PRONOUNCEMENT

    In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of special-purpose entities (SPEs) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests.

    The Interpretation is effective for calendar year companies beginning in the third quarter of 2003 and it is reasonably possible that the Interpretation will require the consolidation of the Corporation’s three off-balance sheet arrangements with SPTs for the leasing of certain warehouse and distribution facilities. The consolidation of these entities will result in an increase to property, plant and equipment of approximately $120.0 million, with a corresponding increase to long-term debt and minority interest. The consolidation of these entities will also result in an increase to depreciation expense of approximately $5.0 million on an annual basis.

  Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

  Results of Operations - First Quarter 2003 vs. First Quarter 2002

  Net sales for the first quarter decreased from $988.5 million in 2002 to $953.2 million in 2003. The decrease in sales primarily resulted from a buy-in associated with a price increase announced in December 2002, as previously disclosed, and the continued rationalization of certain under-performing products and brands, primarily the divestiture of Heide brands and the discontinuance of the Corporation’s aseptically packaged drink products in the United States during the second quarter of 2002. These decreases represented the majority of the decline in sales from 2002 to 2003. Incremental sales from the January 2003 selling price increase were substantially offset by higher promotional allowances.

  Cost of sales for the quarter decreased $27.1 million, or 4%, from 2002 to 2003. The decline was primarily caused by lower sales volume, reduced supply chain costs, and lower costs for raw materials, primarily dairy products and peanuts, and packaging. The consolidated gross margin increased from 36.9% in 2002 to 37.4% in 2003. The margin expansion reflected the impact of the price increase, improved profitability from the product and channel sales mix and the aforementioned decreases in supply chain, raw material and packaging costs. These margin improvements were partially offset by increased promotional expenses due to competitive activity and maintaining promoted prices which had been committed to prior to the January price increase. Selling, marketing and administrative expenses decreased by 7% in the first quarter, primarily attributable to reduced advertising and consumer promotions expenses as well as continued savings from the Corporation’s business realignment initiatives. These cost reductions were offset slightly by increased packaging development and marketing research expenses. Additionally, the bad debt reserve was increased by $5.0 million in the first quarter of 2003 as an estimate of probable exposure to the bankruptcy of Fleming Companies, Inc., announced on April 1, 2003. At the time of the bankruptcy announcement, the Corporation’s accounts receivable from Fleming Companies, Inc. totaled approximately $15 million. At the present time, the Corporation does not anticipate any material impact on sales for the remainder of the year as a result of this situation.

  Total costs and expenses in the first quarter of 2002 included $9.0 million of business realignment charges reflecting a charge to cost of sales of $.2 million associated with the relocation of manufacturing equipment and $8.8 million associated with pension settlement costs related to the voluntary work force reduction program implemented as part of the Corporation’s business realignment initiatives.

  Net interest expense in the first quarter of 2003 was $.9 million less than the comparable period of 2002, primarily reflecting higher interest income and capitalized interest in 2003.

  Net income for the first quarter increased $10.5 million, or 12%, from 2002 to 2003, and net income per share - diluted increased $.10, or 16%. Net income of $87.0 million for the first quarter of 2002 included total business realignment charges of $5.7 million after tax.

  Liquidity and Capital Resources

  Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first quarter of 2003, the Corporation’s cash and cash equivalents decreased by $153.7 million. The reduction in cash and cash equivalents reflected the repurchase of 2.9 million shares of the Corporation’s Common Stock for $187.1 million, partially offset by cash collections during the first quarter. Cash provided from operations was sufficient to fund dividend payments of $42.5 million, capital expenditures and capitalized software additions totaling $40.0 million and incentive plan transactions of $29.7 million. Cash used by other assets and liabilities of $81.4 million was principally the result of commodities transactions and lower liabilities associated with marketing programs and incentive compensation, partially offset by an increase in accrued income taxes. Cash used by other assets and liabilities of $68.5 million in the first quarter of 2002 primarily reflected a pension plan contribution of $75.0 million and changes to liabilities associated with taxes and incentive compensation.

  The ratio of current assets to current liabilities was 2.1:1 as of March 30, 2003, and 2.3:1 as of December 31, 2002. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 42% as of March 30, 2003, and 39% as of December 31, 2002.

  Safe Harbor Statement

  The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; adequacy of the Corporation’s bad debt reserve; and the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s supply chain.

  Item 3. Quantitative and Qualitative Disclosure About Market Risk

  The potential net loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent increased from $.4 million as of December 31, 2002 to $.6 million as of March 30, 2003. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $2.4 million as of December 31, 2002, to $6.0 million as of March 30, 2003. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

  Item 4 - Submission of Matters to a Vote of Security Holders

  Hershey Foods Corporation’s Annual Meeting of Stockholders was held on April 22, 2003. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

                 Name                                    Votes For             Votes Withheld
               ----                                    ---------             --------------
         Jon A. Boscia                                391,234,491                1,420,266
         Robert H. Campbell                           391,009,428                1,645,329
         Gary P. Coughlan                             391,206,039                1,448,718
         Bonnie G. Hill                               391,117,351                1,537,406
         John C. Jamison                              391,169,272                1,485,485
         Richard H. Lenny                             390,697,044                1,957,713
         Mackey J. McDonald                           391,485,495                1,169,262

The following directors were elected by the holders of the Common Stock voting as a class:

               Name                                    Votes For             Votes Withheld
               ----                                    ---------             --------------
         Harriet Edelman                              87,832,439                1,065,038
         Marie J. Toulantis                           87,853,136                1,044,341

  Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of KPMG LLP as the independent auditors for 2003. Stockholders cast 389,551,372 votes FOR the appointment, 2,336,259 votes AGAINST the appointment and ABSTAINED from casting 767,126 votes on the appointment of independent auditors.

  Holders of the Common Stock and the Class B Common Stock voting together rejected the stockholder proposal regarding the expensing of stock options. Stockholders cast 34,562,120 votes FOR the proposal, 337,791,393 votes AGAINST the proposal and ABSTAINED from casting 3,275,535 votes on the proposal.

  No other matters were submitted for stockholder action.

  Item 6 - Exhibits and Reports on Form 8-K

  a)           Exhibits

    The following items are attached and incorporated herein by reference:

    Exhibit 10 - Amended and Restated Supplemental Executive Retirement Plan.

    Exhibit 12 - Statement showing computation of ratio of earnings to fixed charges for the three months ended March 30, 2003 and March 31, 2002.

    The following item is furnished with this report:

    Exhibit 99 - Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  b)          Reports on Form 8-K

    A Current Report on Form 8-K was furnished to the SEC on April 22, 2003, in connection with the Corporation’s announcement that John M. Pietruski had retired from the Corporation’s Board of Directors and Harriet Edelman and Marie J. Toulantis had been elected to the Corporation’s Board of Directors, effective April 22, 2003.

    A Current Report on Form 8-K was furnished to the SEC on April 17, 2003, in connection with the Corporation’s announcement of sales and earnings for the first quarter of 2003.

    A Current Report on Form 8-K was furnished to the SEC on April 9, 2003, in connection with the Corporation’s announcement that Thomas K. Hernquist will be named Senior Vice President, Chief Marketing Officer, effective April 28, 2003.

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

    A Current Report on Form 8-K was furnished to the SEC on January 2, 2003, in connection with the Corporation’s announcement that J. Robert Hillier resigned from the Corporation’s Board of Directors effective December 31, 2002.

    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     HERSHEY FOODS CORPORATION
    (Registrant)

    Date: May 8, 2003

    By:   /s/Frank Cerminara
      Frank Cerminara
               Senior Vice President,
                Chief Financial Officer

    By:   /s/David W. Tacka
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

                  Date:     May 8, 2003         /s/ Richard H. Lenny
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

                  Date:     May 8, 2003      /s/ Frank Cerminara
                                                          Frank Cerminara
                                                          Chief Financial Officer

    EXHIBIT INDEX

Exhibit No.	Description
10	Amended and Restated Supplemental Executive Retirement Plan
12	Computation of Ratio of Earnings to Fixed Charges
99	Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer