Form 10-Q
period 2003-06-29
HERSHEY FOODS CORP
filed 2003-08-06
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 29, 2003

OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______

Commission file number 1-183

HERSHEY FOODS CORPORATION
100 Crystal A Drive
Hershey, PA 17033

Registrant’s telephone number: 717-534-6799

State of Incorporation	IRS Employer Identification No.
Delaware	23-0691590

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

Yes  [ X ]      No  [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value — 100,186,375 shares, as of July 25, 2003. Class B Common Stock, $1 par value — 30,422,096 shares, as of July 25, 2003.

Exhibit Index – Page 16

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	June 29, 2003	June 30, 2002

Net Sales	$849,115	$823,462

Costs and Expenses:
Cost of sales	515,370	509,991
Selling, marketing and administrative	201,388	195,875
Business realignment charge, net	3,885	1,976

Total costs and expenses	720,643	707,842

Income before Interest and Income Taxes	128,472	115,620

Interest expense, net	15,544	15,863

Income before Income Taxes	112,928	99,757

Provision for income taxes	41,444	36,609

Net Income	$71,484	$63,148

Net Income Per Share-Basic	$.55	$.46

Net Income Per Share-Diluted	$.54	$.46

Average Shares Outstanding-Basic	131,130	136,831

Average Shares Outstanding-Diluted	131,983	138,002

Cash Dividends Paid per Share:
Common Stock	$.3275	$.3025

Class B Common Stock	$.2950	$.2725

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	June 29, 2003	June 30, 2002

Net Sales	$1,802,277	$1,811,968

Costs and Expenses:
Cost of sales	1,112,249	1,134,015
Selling, marketing and administrative	388,940	398,616
Business realignment charge, net	3,885	10,738

Total costs and expenses	1,505,074	1,543,369

Income before Interest and Income Taxes	297,203	268,599
Interest expense, net	30,155	31,328

Income before Income Taxes	267,048	237,271
Provision for income taxes	98,006	87,078

Net Income	$169,042	$150,193

Net Income Per Share-Basic	$1.28	$1.10

Net Income Per Share-Diluted	$1.27	$1.09

Average Shares Outstanding-Basic	132,234	136,765

Average Shares Outstanding-Diluted	133,094	138,062

Cash Dividends Paid per Share:
Common Stock	$.655	$.605

Class B Common Stock	$.590	$.545

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 29, 2003 AND DECEMBER 31, 2002
(in thousands of dollars)

ASSETS	2003	2002

Current Assets:
Cash and cash equivalents	$18,698	$297,743
Accounts receivable - trade	230,380	370,976
Inventories	676,630	503,291
Prepaid expenses and other	153,364	91,608

Total current assets	1,079,072	1,263,618

Property, Plant and Equipment, at cost	3,007,185	2,903,019
Less-accumulated depreciation and amortization	(1,504,720)	(1,416,964)

Net property, plant and equipment	1,502,465	1,486,055

Goodwill	386,484	378,453
Other Intangibles	39,651	39,898
Other Assets	290,668	312,527

Total assets	$3,298,340	$3,480,551

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$134,293	$124,507
Accrued liabilities	329,116	356,716
Accrued income taxes	5,220	12,731
Deferred income taxes	--	24,768
Short-term debt	42,461	11,135
Current portion of long-term debt	10,476	16,989

Total current liabilities	521,566	546,846
Long-term Debt	850,738	851,800
Other Long-term Liabilities	363,380	362,162
Deferred Income Taxes	358,830	348,040

Total liabilities	2,094,514	2,108,848

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2003 and 2002	--	--
Common Stock, shares issued:
149,528,776 in 2003 and 149,528,564 in 2002	149,528	149,528
Class B Common Stock, shares issued:
30,422,096 in 2003 and 30,422,308 in 2002	30,422	30,422
Additional paid-in capital	1,079	593
Unearned ESOP compensation	(11,177)	(12,774)
Retained earnings	3,075,908	2,991,090
Treasury-Common Stock shares at cost:
49,296,241 in 2003 and 45,730,735 in 2002	(2,051,009)	(1,808,227)
Accumulated other comprehensive income	9,075	21,071

Total stockholders' equity	1,203,826	1,371,703

Total liabilities and stockholders' equity	$3,298,340	$3,480,551

The accompanying notes are an integral part of these balance sheets.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	June 29, 2003	June 30, 2002
Cash Flows Provided from (Used by) Operating Activities
Net Income	$169,042	$150,193
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	88,071	91,023
Deferred income taxes	10,774	(6,707)
Business realignment initiatives	3,885	10,738
Changes in assets and liabilities:
Accounts receivable - trade	140,596	82,183
Inventories	(130,641)	(126,459)
Accounts payable	9,786	1,209
Other assets and liabilities	(165,950)	(33,256)

Net Cash Flows Provided from Operating Activities	125,563	168,924

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(78,921)	(48,719)
Capitalized software additions	(8,021)	(5,263)
Proceeds from business divestiture	--	12,000

Net Cash Flows (Used by) Investing Activities	(86,942)	(41,982)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	31,326	728
Repayment of long-term debt	(7,566)	(8,976)
Cash dividends paid	(84,224)	(80,912)
Exercise of stock options	29,410	62,603
Incentive plan transactions	(34,384)	(49,742)
Repurchase of Common Stock	(252,228)	--

Net Cash Flows (Used by) Financing Activities	(317,666)	(76,299)

(Decrease) Increase in Cash and Cash Equivalents	(279,045)	50,643
Cash and Cash Equivalents, beginning of period	297,743	134,147

Cash and Cash Equivalents, end of period	$18,698	$184,790

Interest Paid	$31,601	$32,494

Income Taxes Paid	$136,119	$26,983

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation and its majority-owned subsidiaries (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2003 presentation. Operating results for the six months ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, because of the seasonal effects of the Corporation’s business. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

2.      EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of June 29, 2003, the Corporation had two stock-based employee compensation plans. The Corporation applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended		For the Six Months Ended
	6/29/03	6/30/02	6/29/03	6/30/02
	(in thousands of dollars except per share amounts)

Net income, as reported	$71,484	$63,148	$169,042	$150,193
Deduct: Total stock-based employee
compensation expense determined under
fair value method, net of related tax
effects	(3,975)	(3,112)	(7,660)	(6,187)

Pro forma net income	$67,509	$60,036	$161,382	$144,006

Earnings per share:
Basic - as reported	$.55	$.46	$1.28	$1.10

Basic - pro forma	$.51	$.44	$1.22	$1.05

Diluted - as reported	$.54	$.46	$1.27	$1.09

Diluted - pro forma	$.51	$.44	$1.21	$1.04

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first six months of 2003 and 2002, respectively: dividend yields of 2.0% and 1.9%; expected volatility of 28% and 28%; risk-free interest rates of 3.6% and 4.7%; and expected lives of 6.4 years and 6.4 years.

3.      BUSINESS REALIGNMENT INITIATIVES

In July 2003, the Corporation announced a number of initiatives continuing its value-enhancing strategy. These initiatives include streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, production line rationalization and realigning the sales organization.

During 2003, these actions are expected to result in a net charge of approximately $17.0 million, or $.08 per share-diluted, of which $.02 per share-diluted was recognized in the second quarter. The $17.0 million net charge is expected to consist of employee termination and early retirement costs of $9.8 million, asset impairment and other costs relating to production line rationalization and the discontinuance of certain brands and products of $8.9 million, and a $1.7 million net gain, resulting from the divestiture of certain brands.

During the second quarter of 2003, the Corporation recorded pre-tax charges related to the business rationalization and realignment initiatives of $4.0 million. The $4.0 million net charge consisted of the write-off of certain inventories of $.1 million included in cost of sales, and a net business realignment charge of $3.9 million including fixed asset impairment charges of $4.2 million and a net gain of $.3 million, relating to production line rationalization and the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds.

The remainder of the 2003 business rationalization and realignment initiatives will be recorded in the third and fourth quarters. The initiatives are expected to be completed by December 31, 2003.

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

4.     INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Six Months Ended
	6/29/03	6/30/02
	(in thousands of dollars)

Interest expense	$ 32,327	$ 32,729
Interest income	(1,396)	(910)
Capitalized interest	(776)	(491)

Interest expense, net	$ 30,155	$ 31,328

5.      NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	6/29/03	6/30/02	6/29/03	6/30/02
	(in thousands except per share amounts)

Net income	$71,484	$63,148	$169,042	$150,193

Weighted-average shares - basic	131,130	136,831	132,234	136,765
Effect of dilutive securities:
Employee stock options	820	1,064	814	1,189
Performance and restricted stock units	33	107	46	108

Weighted-average shares - diluted	131,983	138,002	133,094	138,062

Net income per share - basic	$.55	$0.46	$1.28	$1.10

Net income per share - diluted	$.54	$0.46	$1.27	$1.09

Employee stock options for 3,095,244 shares and 1,332,405 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months and six months ended June 29, 2003, and for the three and six months ended June 30, 2002, respectively.

6.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $10.6 million and $19.9 million for the three-month and six-month periods ended June 29, 2003, respectively. Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income were $40.8 million and $58.3 million for the three-month and six-month periods ended June 30, 2002, respectively. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $10.0 million and $22.8 million for the three months and six months ended June 29, 2003, respectively, were associated with commodities futures contracts. Prior year reclassifications for commodities futures contracts reflected gains of $3.9 million and $7.0 million for the three months and six months ended June 30, 2002, respectively. Pre-tax gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness totaled approximately $.4 million for both the three months and six months ended June 29, 2003. Pre-tax net gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were approximately $.6 million and $1.1 million for the three months and six months ended June 30, 2002, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of June 29, 2003, and June 30, 2002, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months were approximately $44.2 million and $20.3 million, respectively, which were primarily associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

7.     COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	6/29/03	6/30/02	6/29/03	6/30/02
	(in thousands of dollars)

Net income	$71,484	$63,148	$169,042	$150,193

Other comprehensive income (loss):
Foreign currency translation
adjustments	19,609	(2,414)	32,790	(2,112)
Minimum pension liability
adjustments, net of tax	--	(35,137)	(2,092)	(12,405)
Gains (losses) on cash flow hedging
derivatives, net of tax	(10,634)	40,772	(19,889)	58,306

Add: Reclassification adjustments,
net of tax	(10,003)	(3,861)	(22,804)	(6,963)

Other comprehensive income	(1,028)	(640)	(11,995)	36,826

Comprehensive income	$70,456	$62,508	$157,047	$187,019

The components of accumulated other comprehensive income as shown on the Consolidated Balance Sheets are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) on Cash Flow Hedging Derivatives	Accumulated Other Comprehensive Income
		(in thousands of dollars)

Balance as of 12/31/02	$(79,075)	$(236)	$100,382	$21,071
Current period credit (charge), gross	32,790	(3,492)	(31,419)	(2,121)
Income tax benefit	--	1,399	11,530	12,929
Reclassification adjustment (charge), gross	--	--	(36,025)	(36,025)
Income tax benefit	--	--	13,221	13,221

Balance as of 6/29/03	$(46,285)	$(2,329)	$57,689	$9,075

8.      INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	6/29/03	12/31/02
	(in thousands of dollars)

Raw materials	$208,704	$154,893
Goods in process	74,469	53,814
Finished goods	441,143	347,677

Inventories at FIFO	724,316	556,384
Adjustment to LIFO	(47,686)	(53,093)

Total inventories	$676,630	$503,291

The increase in raw material inventories as of June 29, 2003, reflected the seasonal timing of deliveries to support manufacturing requirements. Raw material inventories were $208.7 million as of June 29, 2003 compared to $240.1 million as of June 30, 2002. Finished goods inventory was higher as of June 29, 2003 to support seasonal sales in the third quarter of 2003.

9.    LONG-TERM DEBT

In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of June 29, 2003, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

10.    FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 29, 2003 and December 31, 2002, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $861.2 million as of June 29, 2003, compared to a fair value of $1,029.7 million, based on quoted market prices for the same or similar debt issues.

As of June 29, 2003, the Corporation had foreign exchange forward contracts maturing primarily in 2003 and 2004 to purchase $35.8 million in foreign currency, primarily British sterling and euros, and to sell $17.9 million in foreign currency, primarily Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of June 29, 2003, the fair value of foreign exchange forward contracts was an asset of $4.7 million. As of December 31, 2002, the fair value of foreign exchange forward contracts was an asset of $3.1 million. The Corporation does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively converted variable-interest-rate rental payments on certain operating leases from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $7.0 million and $7.1 million as of June 29, 2003, and December 31, 2002, respectively. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

11.     SHARE REPURCHASES

In December 2002, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Corporation’s Common Stock. Under this program, a total of 3,883,400 shares of Common Stock was purchased through June 29, 2003, for $252.2 million. As of June 29, 2003, a total of 49,296,241 shares were held as Treasury Stock and $247.8 million remained available for repurchases of Common Stock under the repurchase program.

12.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of special-purpose entities (SPEs) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests.

The Interpretation is effective for calendar year companies beginning in the third quarter of 2003 and will require the consolidation of the Corporation’s three off-balance sheet arrangements with special purpose trusts (SPTs) for the leasing of certain warehouse and distribution facilities. The consolidation of these entities will result in the recording of a cumulative effect of the accounting change in the third quarter of 2003 of approximately $7.4 million, or $.06 per share-diluted, reflecting the after-tax effect of accumulated depreciation for these facilities from lease inception through June 29, 2003. Additionally, the consolidation of these entities will result in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 and to minority interest of $4.4 million. Minority interest reflects the third party equity interest in the SPTs associated with the lease agreements. The consolidation of these entities will also result in the recording of an increase to depreciation expense of approximately $5.2 million on an annual basis.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Corporation does not expect any significant changes to its financial accounting and reporting as a result of the implementation of SFAS No. 149.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation has not issued financial instruments with characteristics of both liabilities and equity.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Second Quarter 2003 vs. Second Quarter 2002

Consolidated net sales for the second quarter increased 3.1% from $823.5 million in 2002 to $849.1 million in 2003. The improvement over the prior year primarily reflected increased sales of key confectionery brands related to the impact of a selling price increase effective in January 2003 and the introduction of new products and limited edition items. Lower returns, discounts and allowances and higher sales for the Corporation’s Canadian business also contributed to the sales increase. These favorable results were offset somewhat by increased promotional allowances, primarily to support merchandising programs and new product introductions, and the rationalization of certain under-performing brands and products, including the divestiture of the Heide brands in June 2002.

Second quarter cost of sales increased $5.4 million, or 1%, from 2002 to 2003. Higher manufacturing costs were substantially offset by decreased costs for raw materials, primarily dairy products and peanuts, and lower packaging and supply chain costs. Cost of sales for the second quarter included costs associated with business realignment initiatives of $.1 million and $.6 million in 2003 and 2002, respectively. Business realignment costs in 2003 related to the write-off of certain inventories and in 2002 reflected costs for the relocation of manufacturing equipment. Gross margin increased from 38.1% in 2002 to 39.3% in 2003. The margin expansion reflected the impact of the selling price increase and the decreases in raw material, packaging and supply chain costs. These margin improvements were partially offset by the aforementioned increase in promotional allowances.

Selling, marketing and administrative expenses increased 3% in 2003 versus the second quarter of 2002. The change in these expenses is primarily attributable to increased advertising and packaging development expenses and higher employee benefits costs, offset slightly by reduced administrative expenses.

During the second quarter of 2003, the Corporation recorded $3.9 million of pre-tax charges related to business rationalization and realignment initiatives, consisting of fixed asset impairment charges of $4.2 million and a net gain of $.3 million relating to production line rationalization and the elimination of non-strategic brands and products. Components of the net $2.0 million pre-tax charge for business realignment initiatives recorded in the second quarter of 2002 included a $6.4 million charge relating to pension settlement costs associated with a voluntary work force reduction program (VWRP), partially offset by a $4.4 million favorable adjustment relating to the sale of a group of Hershey’s non-chocolate confectionery candy brands.

Net income for the second quarter increased $8.3 million, or 13%, from 2002 to 2003, and net income per share — diluted of $.54 for the second quarter of 2003 increased $.08, or 17%, compared with the second quarter of 2002. Net income of $71.5 million and $63.1 million for the second quarters of 2003 and 2002, respectively, included total net business realignment charges of $2.5 million and $1.6 million after tax, respectively.

Results of Operations — First Six Months 2003 vs. First Six Months 2002

Consolidated net sales for the first six months decreased less than 1% from $1,812.0 million in 2002 to $1,802.3 million in 2003. The decrease in sales primarily resulted from a buy-in associated with the price increase effective in January 2003, and the continued rationalization of certain under-performing products and brands, primarily the divestiture of Heide brands in June 2002 and the discontinuance of the Corporation’s aseptically packaged drink products in the United States in March 2002. Incremental sales from the January 2003 selling price increase were partially offset by higher promotional allowances. Sales were positively impacted by the growth in sales of key confectionery brands reflecting the introduction of new products and limited edition items and increased sales for the Corporation’s Canadian business.

Cost of sales for the first six months decreased $21.8 million, or 2%, from 2002 to 2003. The cost decline was primarily caused by lower sales volume, reduced supply chain costs, and lower costs for raw materials, primarily dairy products and peanuts, and for packaging. Cost of sales for the first six months included costs associated with business realignment initiatives of $.1 million and $.8 million in 2003 and 2002, respectively. Business realignment costs in 2003 related to the write-off of certain inventories and in 2002 reflected costs for the relocation of manufacturing equipment. The consolidated gross margin increased from 37.4% in 2002 to 38.3% in 2003. The margin expansion reflected the impact of the price increase and the aforementioned decreases in raw material, packaging, and supply chain costs. These margin improvements were partially offset by increases in promotional allowances and manufacturing costs.

Selling, marketing and administrative expenses decreased by 2% in the first six months, primarily attributable to reduced advertising and consumer promotion expenses as well as continued savings from the Corporation’s business realignment initiatives implemented in 2002. These cost reductions were offset somewhat by increased employee benefits costs, packaging development and marketing research expenses. Additionally, the bad debt reserve was increased by $5.0 million in the first quarter of 2003 as an estimate of probable exposure to the bankruptcy of Fleming Companies, Inc., announced on April 1, 2003. At the present time, the Corporation does not anticipate any material impact on sales for the remainder of the year as a result of this situation.

Net pre-tax business rationalization and realignment charges of $3.9 million recorded in the first half of 2003 were principally associated with asset impairment charges resulting from production line rationalization and the elimination of non-strategic brands and products. Pre-tax charges of $10.7 million recorded in the first half of 2002 were primarily associated with pension settlement costs related to the VWRP.

Net interest expense in the first six months was $1.2 million less than the comparable period of 2002, primarily reflecting lower fixed interest expense and higher interest income.

Net income was $169.0 million in the first six months of 2003 as compared to $150.2 million in 2002. Net income per share-diluted of $1.27 for the six months ended June 29, 2003 was up 17% from $1.09 per share for the same period last year. Net income for the first six months of 2003 and 2002 included net business realignment charges of $2.5 million and $7.3 million after tax, respectively.

Liquidity and Capital Resources

Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the second quarter of 2003, the Corporation’s cash and cash equivalents decreased by $279.0 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to repurchase 3.9 million shares of the Corporation’s Common Stock for $252.2 million, and to fund capital expenditures and capitalized software expenditures of $86.9 million and dividend payments of $84.2 million. Cash used by other assets and liabilities of $166.0 million was principally the result of commodities transactions, prepaid taxes and advertising, as a result of payments made in the first six months of the year. Cash used by other assets and liabilities of $33.3 million in the second quarter of 2002 primarily reflected pension plan contributions, partially offset by commodities transactions. Income taxes paid of $136.1 million during the first six months of 2003 increased from $27.0 million for the comparable period of 2002. The payment of estimated income taxes in 2002 was reduced significantly as a result of deductions for pension plan contributions.

The ratio of current assets to current liabilities was 2.1:1 as of June 29, 2003, and 2.3:1 as of December 31, 2002. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 43% as of June 29, 2003, and 39% as of December 31, 2002.

2003 Business Rationalization and Realignment Initiatives

In July 2003, the Corporation announced a number of initiatives continuing its value-enhancing strategy, including the introduction of new products and various initiatives to streamline the supply chain. New product introductions include Hershey’s S’mores candy bar incorporating graham crackers, marshmallow and Hershey’s milk chocolate, Swoops chocolate slices in four flavors, packaged in re-sealable on-the-go containers, and Reese’s mini pieces in portable tubes, as well as additional Limited Edition Reese’s products, all of which are expected to be introduced in the second half of 2003.

Initiatives to streamline the supply chain include divesting or eliminating certain non-strategic brands and products, production line rationalization and realigning the sales organization, all of which are expected to be completed by December 31, 2003. During 2003, the initiatives to streamline the supply chain are expected to result in a net charge of approximately $17.0 million, or $.08 per share-diluted, of which $.02 per share-diluted was recognized in the second quarter. The $17.0 million net charge is expected to consist of employee termination and early retirement costs of $9.8 million, asset impairment and other costs relating to product line rationalization and the discontinuance of certain brands and products of $8.9 million, and a $1.7 million net gain, resulting from the divestiture of certain brands. The total impact of the initiatives will be cash flow positive in 2003 and slightly accretive in 2004 as a result of expected savings of approximately $5.0 million annually.

Safe Harbor Statement

The nature of the Corporation’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Corporation notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; adequacy of the Corporation’s bad debt reserve; the Corporation’s ability to implement improvements to and reduce costs associated with the Corporation’s supply chain; and the Corporation’s ability to successfully implement its 2003 rationalization and realignment initiatives.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent decreased from $.4 million as of December 31, 2002, to $.2 million as of June 29, 2003. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $2.4 million as of December 31, 2002, to $6.5 million as of June 29, 2003. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Corporation’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Corporation’s reports filed under the Exchange Act is accumulated and communicated to management, including the Corporation’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, the Corporation conducted an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective. There have been no changes in the Corporation’s internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 5 have been omitted as not applicable.

Item 6.   Exhibits and Reports on Form 8-K

a) Exhibits

The following items are attached and incorporated herein by reference:

Exhibit 10 – Amended and Restated Executive Benefits Protection Plan (Group 3A).

Exhibit 12 – Statement showing computation of ratio of earnings to fixed charges for the six months ended June 29, 2003 and June 30, 2002.

Exhibit 31.1 – Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification of Frank Cerminara, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The following item is furnished with this report:

Exhibit 32 — Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on July 17, 2003, in connection with the Corporation’s announcement of sales and earnings for the second quarter of 2003.

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

A Current Report on Form 8-K was furnished to the SEC on April 9, 2003, in connection with the Corporation’s announcement that Thomas K. Hernquist was named Senior Vice President, Chief Marketing Officer, effective April 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               HERSHEY FOODS CORPORATION
      (Registrant)

Date August 6, 2003	/s/ Frank Cerminara Frank Cerminara Senior Vice President, Chief Financial Officer

Date August 6, 2003	/s/ David W. Tacka David W. Tacka Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10	Amended and Restated Executive Benefits Protection Plan (Group 3A)

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Frank Cerminara, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002