Form 10-Q
period 2003-09-28
HERSHEY FOODS CORP
filed 2003-11-05
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 28, 2003

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

Common Stock, $1 par value — 99,695,245 shares, as of October 24, 2003. Class B Common Stock, $1 par value — 30,422,096 shares, as of October 24, 2003.

Exhibit Index – Page 18

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	September 28, 2003	September 29, 2002

Net Sales	$1,191,019	$1,152,321

Costs and Expenses:
Cost of sales	724,185	717,197
Selling, marketing and administrative	212,107	218,052
Business realignment charge, net	8,564	8,536
Gain on sale of business	(8,330)	--

Total costs and expenses	936,526	943,785

Income before Interest and Income Taxes	254,493	208,536
Interest expense, net	17,258	14,120

Income before Income Taxes	237,235	194,416
Provision for income taxes	86,263	71,351

Income before Cumulative Effect of Accounting Change	150,972	123,065
Cumulative effect of accounting change, net of $4,933 tax benefit	7,368	--

Net Income	$143,604	$123,065

Earnings per Share - Basic
Income before Cumulative Effect of Accounting Change	$1.16	$0.90
Cumulative Effect of Accounting Change, net of $.04 Tax Benefit	(.06)	--

Net Income	$1.10	$0.90

Earnings per Share - Diluted
Income before Cumulative Effect of Accounting Change	$1.15	$0.89
Cumulative Effect of Accounting Change, net of $.04 Tax Benefit	(.06)	--

Net Income	$1.09	$0.89

Average Shares Outstanding-Basic	130,652	137,179

Average Shares Outstanding-Diluted	131,649	138,346

Cash Dividends Paid per Share:
Common Stock	$.3950	$.3275

Class B Common Stock	$.3575	$.2950

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
Net Sales	$2,993,296	$2,964,289

Costs and Expenses:
Cost of sales	1,836,434	1,851,212
Selling, marketing and administrative	601,047	616,668
Business realignment charge, net	12,449	19,274
Gain on sale of business	(8,330)	--

Total costs and expenses	2,441,600	2,487,154

Income before Interest and Income Taxes	551,696	477,135
Interest expense, net	47,413	45,448

Income before Income Taxes	504,283	431,687
Provision for income taxes	184,269	158,429

Income before Cumulative Effect of Accounting Change	320,014	273,258
Cumulative effect of accounting change, net of $4,933 tax benefit	7,368	--

Net Income	$312,646	$273,258

Earnings per Share - Basic
Income before Cumulative Effect of Accounting Change	$2.43	$2.00
Cumulative Effect of Accounting Change, net of $.04 Tax Benefit	(.06)	--

Net Income	$2.37	$2.00

Earnings per Share - Diluted
Income before Cumulative Effect of Accounting Change	$2.41	$1.98
Cumulative Effect of Accounting Change, net of $.04 Tax Benefit	(.06)	--

Net Income	$2.36	$1.98

Average Shares Outstanding-Basic	131,703	136,923

Average Shares Outstanding-Diluted	132,615	138,165

Cash Dividends Paid per Share:
Common Stock	$1.0500	$.9325

Class B Common Stock	$.9475	$.8400

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2003 AND DECEMBER 31, 2002
(in thousands of dollars)

ASSETS	2003	2002
Current Assets:
Cash and cash equivalents	$29,845	$297,743
Accounts receivable - trade	537,670	370,976
Inventories	585,619	503,291
Deferred income taxes	6,326	--
Prepaid expenses and other	84,990	91,608

Total current assets	1,244,450	1,263,618

Property, Plant and Equipment, at cost	3,140,650	2,903,019
Less-accumulated depreciation and amortization	(1,530,521)	(1,416,964)

Net property, plant and equipment	1,610,129	1,486,055

Goodwill	386,702	378,453
Other Intangibles	38,627	39,898
Other Assets	377,871	312,527

Total assets	$3,657,779	$3,480,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$117,467	$124,507
Accrued liabilities	356,110	356,716
Accrued income taxes	39,859	12,731
Deferred income taxes	--	24,768
Short-term debt	231,018	11,135
Current portion of long-term debt	10,477	16,989

Total current liabilities	754,931	546,846
Long-term Debt	966,289	851,800
Other Long-term Liabilities	374,855	362,162
Deferred Income Taxes	332,804	348,040

Total liabilities	2,428,879	2,108,848

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2003 and 2002	--	--
Common Stock, shares issued:
149,528,776 in 2003 and 149,528,564 in 2002	149,528	149,528
Class B Common Stock, shares issued:
30,422,096 in 2003 and 30,422,308 in 2002	30,422	30,422
Additional paid-in capital	1,823	593
Unearned ESOP compensation	(10,379)	(12,774)
Retained earnings	3,169,190	2,991,090
Treasury-Common Stock shares at cost:
49,951,305 in 2003 and 45,730,735 in 2002	(2,102,176)	(1,808,227)
Accumulated other comprehensive (loss) income	(9,508)	21,071

Total stockholders' equity	1,228,900	1,371,703

Total liabilities and stockholders' equity	$3,657,779	$3,480,551

The accompanying notes are an integral part of these balance sheets.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	September 28, 2003	September 29, 2002
Cash Flows Provided from (Used by) Operating Activities
Net Income	$312,646	$273,258
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	133,852	137,454
Deferred income taxes	(6,387)	(2,385)
Business realignment initiatives	12,449	19,274
Gain on sale of business	(8,330)	--
Cumulative effect of accounting change	7,368	--
Changes in assets and liabilities:
Accounts receivable - trade	(166,694)	(315,121)
Inventories	(60,965)	(75,197)
Accounts payable	(7,040)	(1,442)
Other assets and liabilities	(128,173)	165,867

Net Cash Flows Provided from Operating Activities	88,726	201,708

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(130,811)	(74,451)
Capitalized software additions	(13,132)	(6,964)
Proceeds from business divestiture	20,049	12,000

Net Cash Flows (Used by) Investing Activities	(123,894)	(69,415)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	219,883	1,177
Repayment of long-term debt	(7,600)	(9,169)
Cash dividends paid	(134,546)	(124,799)
Exercise of stock options	37,217	84,328
Incentive plan transactions	(48,432)	(98,117)
Repurchase of Common Stock	(299,252)	--

Net Cash Flows (Used by) Financing Activities	(232,730)	(146,580)

(Decrease) in Cash and Cash Equivalents	(267,898)	(14,287)
Cash and Cash Equivalents, beginning of period	297,743	134,147

Cash and Cash Equivalents, end of period	$29,845	$119,860

Interest Paid	$56,261	$57,000

Income Taxes Paid	$156,417	$32,449

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Corporation”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, because of the seasonal effects of the Corporation’s business. Earnings per share for Income before Cumulative Effect of Accounting Change, Cumulative Effect of Accounting Change and Net Income on the Consolidated Statements of Income may not be additive due to rounding differences resulting from calculations using weighted average shares outstanding during each period presented. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

2.     EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of September 28, 2003, the Corporation had two stock-based employee compensation plans. The Corporation applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended		For the Nine Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02
(in thousands of dollars except per share amounts)

Net income, as reported	$ 143,604	$ 123,065	$ 312,646	$ 273,258
Deduct: Total stock-based employee
compensation expense determined under
fair value method, net of related tax
effects	(3,999)	(3,117)	(11,659)	(9,304)

Pro forma net income	$ 139,605	$ 119,948	$ 300,987	$263,954

Earnings per share:
Basic - as reported	$ 1.10	$ .90	$ 2.37	$ 2.00

Basic - pro forma	$ 1.07	$ .87	$ 2.29	$ 1.93

Diluted - as reported	$ 1.09	$ .89	$ 2.36	$ 1.98

Diluted - pro forma	$ 1.06	$ .87	$ 2.27	$ 1.91

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first nine months of 2003 and 2002, respectively: dividend yields of 2.0% and 1.9%; expected volatility of 28% and 28%; risk-free interest rates of 3.6% and 4.7%; and expected lives of 6.4 years and 6.4 years.

 3.     BUSINESS REALIGNMENT INITIATIVES

In July 2003, the Corporation announced a number of initiatives continuing its value-enhancing strategy. These initiatives include realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization.

During 2003, these actions are expected to result in a net charge of approximately $18.8 million, or $.08 per share-diluted, of which $.02 per share-diluted was recognized during the nine months ended September 28, 2003. The

$18.8 million net charge is expected to consist of employee termination and early retirement costs of $18.5 million, asset impairment and other costs relating to production line rationalization and the discontinuance of certain brands and products of $8.6 million, and an $8.3 million net gain, resulting from the divestiture of certain brands. Changes in the total estimated net charge reflected increased costs associated with employee terminations, offset somewhat by a higher than expected net gain resulting from a decision not to divest certain assets.

During the third quarter of 2003, the Corporation recorded pre-tax charges related to the business rationalization and realignment initiatives of $1.4 million. The $1.4 million net charge consisted of the write-off of certain inventories of $1.1 million included in cost of sales, a net business realignment charge of $8.6 million consisting of employee early retirement and involuntary termination costs of $7.7 million and fixed asset impairment charges of $.9 million, and a net gain of $8.3 million relating to the sale of a group of gum brands to Farley’s and Sathers Candy Company, Inc. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds. The gum brands included Fruit Stripe chewing gum, Rain-Blo gum balls and Super Bubble bubble gum. Proceeds from the sale of the gum brands totaled approximately $20.0 million.

During the nine months ended September 28, 2003, the Corporation recorded net pre-tax charges related to the business rationalization and realignment initiatives of $5.3 million. The $5.3 million net charge consisted of the write-off of certain inventories of $1.2 million included in cost of sales, a net business realignment charge of $12.4 million and a net gain of $8.3 million relating to the sale of the group of gum brands to Farley’s and Sathers Candy Company, Inc. The net business realignment charge of $12.4 million consisted of early retirement and involuntary termination costs of $7.7 million, fixed asset impairment charges of $5.0 million and a net gain of $.3 million relating to production line rationalization and the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds.

The remainder of the 2003 business rationalization and realignment initiatives will be recorded in the fourth quarter. The initiatives are expected to be substantially completed by December 31, 2003.

A $2.8 million liability for the components of the net business realignment charge relating to employee termination costs was recorded during the third quarter of 2003. Cash payments during the third quarter of 2003 reduced the liability balance to $1.3 million as of September 28, 2003.

In late October 2001, the Corporation’s Board of Directors approved a plan to improve the efficiency and profitability of the Corporation’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements, and a voluntary work force reduction program (collectively, “the business realignment initiatives”). The major components were completed as of December 31, 2002. Remaining transactions primarily pertain to the sale of certain real estate and possible pension settlement costs related to employee retirement decisions. For more information on the business realignment initiatives recorded in the fourth quarter of 2001 and during 2002, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

 4.     INTEREST EXPENSE

        Interest expense, net consisted of the following:

	For the Nine Months Ended
	9/28/03	9/29/02
	(in thousands of dollars)

Interest expense	$ 50,068	$ 48,968
Interest income	(1,499)	(2,776)
Capitalized interest	(1,156)	(744)

Interest expense, net	$ 47,413	$ 45,448

 5.     CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

The Corporation adopted the Interpretation as of June 30, 2003, resulting in the consolidation of three off-balance sheet arrangements with special purpose trusts for the leasing of certain warehouse and distribution facilities. The consolidation of these entities resulted in an adjustment to record the cumulative effect of the accounting change of approximately $7.4 million, or $.06 per share-diluted, in the third quarter and nine months ended September 28, 2003, reflecting the after-tax effect of accumulated depreciation for these facilities from lease inception through June 29, 2003. Additionally, the consolidation of these entities resulted in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 million and to other long-term liabilities of $4.4 million, reflecting the third party equity interest associated with the lease arrangements.

 6.     NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:
	For the Three Months Ended		For the Nine Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02
		(in thousands except per share amounts)

Net income	$143,604	$123,065	$312,646	$273,258

Weighted-average shares - Basic	130,652	137,179	131,703	136,923
Effect of dilutive securities:
Employee stock options	954	1,076	861	1,151
Performance and restricted stock units	43	91	51	91

Weighted-average shares - Diluted	131,649	138,346	132,615	138,165

Net income per share - Basic	$1.10	$0.90	$2.37	$2.00

Net income per share - Diluted	$1.09	$0.89	$2.36	$1.98

Employee stock options for 32,075 shares and 3,095,244 shares for the three months and nine months ended September 28, 2003, respectively, and 1,833,705 shares for the three months and nine months ended September 29, 2002, were anti-dilutive and were excluded from the earnings per share calculation.

 7.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $2.9 million and $22.8 million for the three-month and nine-month periods ended September 28, 2003, respectively. Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income were $69.8 million and $128.1 million for the three-month and nine-month periods ended September 29, 2002, respectively. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive (loss) income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $14.8 million and $37.6 million for the three months and nine months ended September 28, 2003, respectively, were associated with commodities futures contracts. Prior year reclassifications for commodities futures contracts reflected gains of $6.9 million and $13.9 million for the three months and nine months ended September 29, 2002, respectively. Pre-tax effects on income of cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were a loss of $.1 million and a gain of $.4 million for the three months and nine months ended September 28, 2003, respectively. Pre-tax effects on income of cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were a loss of $.7 million and a gain of $.4 million for the three months and nine months ended September 29, 2002, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive (loss) income into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of September 28, 2003, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $36.0 million, which was primarily associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Corporation’s 2002 Annual Report on Form 10-K.

 8.     COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	9/28/03	9/29/02	9/28/03	9/29/02
	(in thousands of dollars)

Net income	$143,604	$123,065	$312,646	$273,258

Other comprehensive income (loss):
Foreign currency translation
adjustments	(890)	(15,098)	31,900	(17,210)
Minimum pension liability
adjustments, net of tax	--	(30,727)	(2,092)	(43,132)
Gains (losses) on cash flow hedging
derivatives, net of tax	(2,864)	69,827	(22,753)	128,133
Add: Reclassification adjustments,
net of tax	(14,829)	(6,900)	(37,633)	(13,863)

Other comprehensive (loss) income	(18,583)	17,102	(30,578)	53,928

Comprehensive income	$125,021	$140,167	$282,068	$327,186

The components of accumulated other comprehensive (loss) income as shown on the Consolidated Balance Sheets are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) On Cash Flow Hedging Derivatives	Accumulated Other Comprehensive (Loss) Income
		(in thousands of dollars)

Balance as of 12/31/02	$(79,075)	$(236)	$100,382	$21,071
Current period credit (charge), gross	31,900	(3,492)	(35,945)	(7,537)
Income tax benefit	--	1,399	13,192	14,591
Reclassification adjustments
(credit), gross	--	--	(59,453)	(59,453)
Income tax benefit	--	--	21,820	21,820

Balance as of 9/28/03	$(47,175)	$(2,329)	$39,996	$(9,508)

 9.     INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	9/28/03	12/31/02
	(in thousands of dollars)

Raw materials	$181,092	$154,893
Goods in process	59,568	53,814
Finished goods	392,645	347,677

Inventories at FIFO	633,305	556,384
Adjustment to LIFO	(47,686)	(53,093)

Total inventories	$585,619	$503,291

The increase in raw material inventories as of September 28, 2003, reflected the seasonal timing of deliveries to support manufacturing requirements. Finished goods inventory was higher as of September 28, 2003 to support seasonal sales in the fourth quarter of 2003.

 10.     LONG-TERM DEBT

In August 1997, the Corporation filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of September 28, 2003, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

 11.     FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 28, 2003 and December 31, 2002, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $976.8 million as of September 28, 2003, compared to a fair value of $1,120.6 million, based on quoted market prices for the same or similar debt issues.

As of September 28, 2003, the Corporation had foreign exchange forward contracts maturing primarily in 2003 and 2004 to purchase $18.4 million in foreign currency, primarily British sterling and euros, and to sell $17.0 million in foreign currency, primarily Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of September 28, 2003, the fair value of foreign exchange forward contracts was an asset of $2.8 million. As of December 31, 2002, the fair value of foreign exchange forward contracts was an asset of $3.1 million. The Corporation does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Corporation, from time to time, enters into interest rate swap agreements. In February 2001, the Corporation entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $7.3 million and $7.1 million as of September 28, 2003, and December 31, 2002, respectively. The Corporation’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

 12.     SHARE REPURCHASES

In December 2002, the Corporation’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Corporation’s Common Stock. Under this program, a total of 4,533,300 shares of Common Stock was purchased through September 28, 2003, for $299.3 million. As of September 28, 2003, a total of 49,951,305 shares were held as Treasury Stock and $200.7 million remained available for repurchases of Common Stock under the repurchase program.

 13.     NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses consolidation by business enterprises of special-purpose entities (SPEs) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. The Corporation adopted the Interpretation as of June 30, 2003, resulting in the consolidation of the Corporation’s three off-balance sheet arrangements with special purpose trusts for the leasing of certain warehouse and distribution facilities. For more information, refer to Note 5 to the Consolidated Financial Statements included in this Form 10-Q.

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

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Corporation does not expect to issue financial instruments with characteristics of both liabilities and equity.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Third Quarter 2003 vs. Third Quarter 2002

Consolidated net sales for the third quarter increased 3.4% from $1,152.3 million in 2002 to $1,191.0 million in 2003. The improvement over the prior year primarily reflected increased sales of key confectionery brands related to the impact of a selling price increase effective in January 2003 and sales volume increases primarily resulting from the introduction of new products and limited edition items. Lower returns, discounts and allowances, as well as improved sales for the Corporation’s Canadian business also contributed to the sales increase. These favorable results were partially offset by increased promotional allowances, primarily to support merchandising programs and new product introductions, and the rationalization of certain under-performing brands and products. A decline in export sales to several Asian markets also negatively impacted sales for the quarter.

Third quarter cost of sales increased $7.0 million, or 1%, from 2002 to 2003. Costs to write-off inventory related to under-performing brands and products along with higher manufacturing costs were substantially offset by supply chain improvements. Cost of sales for the third quarter included costs associated with business realignment initiatives of $1.1 million and $.6 million in 2003 and 2002, respectively. Business realignment costs in 2003 related to the write-off of certain inventories and, in 2002, reflected costs for the relocation of manufacturing equipment. Gross margin increased from 37.8% in 2002 to 39.2% in 2003. The margin expansion reflected the impact of the selling price increase and decreases in supply chain costs. These margin improvements were partially offset by the aforementioned increases in promotional allowances and write-offs related to aged inventory of certain under-performing brands and products.

Selling, marketing and administrative expenses decreased 3% in 2003 compared with the third quarter of 2002. The change in these expenses was primarily attributable to a prior year charge of $17.3 million related to the exploration of the sale of the Corporation. Increased consumer promotion and packaging development expenses along with higher employee benefits costs were offset slightly by reduced administrative expenses in the third quarter of 2003.

During the third quarter of 2003, the Corporation recorded $8.6 million of pre-tax charges related to business rationalization and realignment initiatives primarily associated with the realignment of the sales organization. The net $8.5 million pre-tax charge for business realignment initiatives recorded in the third quarter of 2002 related to pension settlement costs associated with a voluntary work force reduction program (VWRP). The Corporation also recorded a pre-tax gain on the sale of certain gum brands of $8.3 million during the third quarter of 2003.

Net interest expense for the third quarter of 2003 was $3.1 million higher than the third quarter of 2002, primarily reflecting lower interest income and higher fixed interest expense, partly due to interest expense associated with the consolidation of three off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities.

The effective income tax rate for the third quarter of 2003 was 36.4% compared with 36.7% for the third quarter of 2002, reflecting the best estimates of the expected effective income tax rates for the full-years, including the expected effective tax rates on business rationalization and realignment initiatives and the gain on sale of business.

An after-tax charge of $7.4 million, or $.06 per share-diluted, was recorded in the third quarter of 2003 to reflect the cumulative effect of a change in accounting for the Corporation’s leases of certain warehouse and distribution facilities.

Net income for the third quarter of $143.6 million increased $20.5 million, or 17%, from 2002 to 2003, and net income per share-diluted of $1.09 for the third quarter of 2003 increased $.20, or 22%, compared with the third quarter of 2002. Income before the cumulative effect of the accounting change was $151.0 million for the third quarter of 2003, a 23% increase over 2002. Income per share-diluted before the cumulative effect of the accounting change was $1.15 for the third quarter of 2003, 29% higher than in 2002. Income before the cumulative effect of the accounting change in 2003 included total net business realignment charges of $5.9 million after tax and an after-tax gain on the sale of certain gum brands of $5.7 million. Net income of $123.1 million for the third quarter of 2002 included total net business realignment charges of $5.8 million after tax and incremental expenses of $11.0 million after tax related to the exploration of the sale of the Corporation.

Results of Operations — First Nine Months 2003 vs. First Nine Months 2002

Consolidated net sales for the first nine months increased 1% from $2,964.3 million in 2002 to $2,993.3 million in 2003. The increase resulted primarily from incremental sales related to a January 2003 selling price increase, growth in sales of key confectionery brands reflecting the introduction of new products and limited edition items and increased sales for the Corporation’s Canadian business. These sales increases were substantially offset by sales volume decreases due to a prior year buy-in associated with the January 2003 price increase, the continued rationalization of certain under-performing products and brands, including the divestiture of Heide brands in June 2002, and the discontinuance of the Corporation’s aseptically packaged drink products in the United States in March 2002. Incremental sales from the January 2003 selling price increase were partially offset by higher promotional allowances.

Cost of sales for the first nine months decreased $14.8 million, or 1%, from 2002 to 2003. The cost decline was primarily caused by lower sales volume, reduced supply chain costs, and lower costs for raw materials, primarily peanuts and dairy products, and for packaging. Cost of sales for the first nine months included costs associated with business realignment initiatives of $1.2 million and $1.4 million in 2003 and 2002, respectively. Business realignment costs in 2003 related to the write-off of certain inventories and, in 2002, reflected the relocation of manufacturing equipment. The consolidated gross margin increased from 37.5% in 2002 to 38.6% in 2003. The margin expansion reflected the impact of the price increase and the aforementioned decreases in raw material, packaging, and supply chain costs. These margin improvements were partially offset by increases in promotional allowances and manufacturing costs.

Selling, marketing and administrative expenses for the first nine months of 2003 decreased by 3% from the comparable period of 2002, primarily attributable to the one-time charge of $17.3 million in 2002 related to the exploration of the sale of the Corporation as well as reduced advertising and consumer promotion expenses. These cost reductions were offset somewhat by increased employee benefits costs, packaging development and marketing research expenses. Additionally, the bad debt reserve was increased by $5.0 million in the first quarter of 2003 as an estimate of probable exposure to the bankruptcy of Fleming Companies, Inc., announced on April 1, 2003. At the present time, the Corporation does not anticipate any material impact on sales for the remainder of the year as a result of the Fleming bankruptcy.

Net pre-tax business rationalization and realignment charges of $12.4 million recorded in the first nine months of 2003 were principally associated with costs pertaining to the realignment of the sales organization and impairment charges resulting from production line rationalization and the elimination of non-strategic brands and products. Pre-tax charges of $19.3 million recorded in the first nine months of 2002 were primarily associated with pension settlement costs related to the VWRP. A pre-tax gain on the sale of certain gum brands of $8.3 million was also recorded during the first nine months of 2003.

Net interest expense in the first nine months of 2003 was $2.0 million higher than the comparable period of 2002, primarily reflecting lower interest income and higher fixed interest expense, partly due to interest expense associated with the consolidation of three off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities.

The effective income tax rate for the first nine months of 2003 was 36.5% compared with 36.7% for the comparable period of 2002, reflecting the best estimates of the expected effective income tax rates for the full years, including the expected effective tax rates on business rationalization and realignment initiatives and the gain on sale of business.

An after-tax charge of $7.4 million, or $.06 per share diluted, was recorded in the first nine months of 2003 to reflect the cumulative effect of a change in accounting for the Corporation’s leases of certain warehouse and distribution facilities.

Net income was $312.6 million in the first nine months of 2003 as compared with $273.3 million in the comparable period of 2002. Net income per share-diluted of $2.36 for the nine months ended September 28, 2003 was up 19% from $1.98 per share for the same period last year as a result of increased income from operations and the impact of lower weighted average shares outstanding resulting from share repurchases during the year. Income before the cumulative effect of the accounting change was $320.0 million for the first nine months of 2003, a 17% increase over 2002. Income per share-diluted before the cumulative effect of the accounting change was $2.41 for the first nine months of 2003, 22% higher than in 2002. Income before the cumulative effect of the accounting change for the first nine months of 2003 included net business realignment charges of $8.3 million after tax and a gain on the sale of certain gum brands of $5.7 million after tax. Income before the cumulative effect of the accounting change for the first nine months of 2002 included net business realignment charges of $13.1 million after tax and incremental expenses of $11.0 million after tax related to the exploration of the sale of the Corporation.

Liquidity and Capital Resources

Historically, the Corporation’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first nine months of 2003, the Corporation’s cash and cash equivalents decreased by $267.9 million. Cash provided from operations of $88.7 million for the first nine months of 2003 was net of contributions of $112.6 million to the Corporation's pension plans to improve the funded status. Cash and cash equivalents on hand at the beginning of the period, short-term borrowings, cash provided from operations, and proceeds from a business divestiture were sufficient to repurchase 4.5 million shares of the Corporation’s Common Stock for $299.3 million, and to fund capital expenditures and capitalized software expenditures of $143.9 million and dividend payments of $134.5 million. Cash used by other assets and liabilities of $128.2 million was principally the result of commodities transactions and contributions to the Corporation’s pension plans, partially offset by an increase in accrued income taxes and accrued liabilities. Cash provided from other assets and liabilities in 2002 of $165.9 million primarily reflected commodities transactions and an increase in accrued income taxes, partially offset by contributions to the Corporation’s pension plans and decreases in accrued liabilities.

The ratio of current assets to current liabilities was 1.6:1 as of September 28, 2003, and 2.3:1 as of December 31, 2002. The Corporation’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 50% as of September 28, 2003 and 39% as of December 31, 2002. The increase in the capitalization ratio principally reflected the increase in short-term borrowings during 2003.

As of June 30, 2003, the Corporation recorded a change in accounting method resulting in the consolidation of the Corporation’s three off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities. The consolidation of these entities resulted in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 million and to other long-term liabilities of $4.4 million, reflecting the third party equity interest associated with the lease agreements. The consolidation of these entities resulted in an increase to interest expense of $1.4 million in the third quarter of 2003, offset by a decrease in rental expense for these facilities included in cost of sales. An increase in depreciation expense of $1.3 million in the third quarter also resulted from the consolidation of these entities, which will amount to higher depreciation expense of approximately $5.2 million on an annual basis.

2003 Business Rationalization and Realignment Initiatives

In July 2003, the Corporation announced a number of initiatives continuing its value-enhancing strategy, including the introduction of new products and various initiatives to streamline the supply chain. New product introductions include Hershey’s S’mores candy bar incorporating graham crackers, marshmallow and Hershey’s milk chocolate, Swoops chocolate slices in four flavors, packaged in re-sealable on the go containers, and Reese’s mini pieces in portable tubes, as well as additional Limited Edition Reese’s products, all of which are expected to be introduced by the end of 2003.

Initiatives to realign the sales organization and streamline the supply chain, including divesting or eliminating certain non-strategic brands and products, and production line rationalization, are expected to be substantially completed by December 31, 2003. During 2003, the initiatives to streamline the supply chain are expected to result in a net charge of approximately $18.8 million, or $.08 per share-diluted, of which $.02 per share-diluted was recognized during the nine months ended September 28, 2003. The $18.8 million net charge is expected to consist of employee termination and early retirement costs of $18.5 million, asset impairment and other costs relating to production line rationalization and the discontinuance of certain brands and products of $8.6 million, and an $8.3 million net gain, resulting from the divestiture of certain brands. Changes in the total estimated net charge reflected increased costs associated with employee terminations, offset somewhat by a higher than expected net gain resulting from a decision not to divest certain assets.

During the third quarter of 2003, the Corporation recorded pre-tax charges related to the business rationalization and realignment initiatives of $1.4 million. The $1.4 million net charge consisted of the write-off of certain inventories of $1.1 million included in cost of sales, a net business realignment charge of $8.6 million consisting of employee early retirement and involuntary termination costs of $7.7 million and fixed asset impairment charges of $.9 million, and a net gain of $8.3 million relating to the sale of a group of gum brands to Farley’s and Sathers Candy Company, Inc. The gum brands included Fruit Stripe chewing gum, Rain-Blo gum balls and Super Bubble bubble gum. Proceeds from the sale of the gum brands totaled approximately $20.0 million. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds.

During the nine months ended September 28, 2003, the Corporation recorded pre-tax charges related to the business rationalization and realignment initiatives of $5.3 million. The $5.3 million net charge consisted of the write-off of certain inventories of $1.2 million included in cost of sales, a net business realignment charge of $12.4 million and a net gain of $8.3 million relating to the sale of the group of gum brands to Farley’s and Sathers Candy Company, Inc. The net business realignment charge of $12.4 million consisted of early retirement and involuntary termination costs of $7.7 million, fixed asset impairment charges of $5.0 million and a net gain of $.3 million relating to production line rationalization and the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds.

A $2.8 million liability for the components of the net business realignment charge relating to employee termination costs was recorded during the third quarter of 2003. Cash payments during the third quarter of 2003 reduced the liability balance to $1.3 million as of September 28, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was $1.0 million as of September 28, 2003 and December 31, 2002. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $2.4 million as of December 31, 2002, to $5.8 million as of September 28, 2003. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

        The following items are attached and incorporated herein by reference:

Exhibit 12 – Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 28, 2003 and September 29, 2002.

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

b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on October 16, 2003, in connection with the Corporation’s announcement of sales and earnings for the third quarter of 2003.

A Current Report on Form 8-K was furnished to the SEC on October 7, 2003, in connection with the Corporation’s announcement that Robert F. Cavanaugh had been elected to the Corporation’s Board of Directors, effective October 7, 2003.

A Current Report on Form 8-K was furnished to the SEC on July 17, 2003, in connection with the Corporation’s announcement of sales and earnings for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               HERSHEY FOODS CORPORATION
      (Registrant)

Date November 5, 2003	/s/ Frank Cerminara Frank Cerminara Senior Vice President, Chief Financial Officer

Date November 5, 2003	/s/ David W. Tacka David W. Tacka Vice President, Corporate Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Frank Cerminara, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002