Form 10-K
period 2003-12-31
HERSHEY FOODS CORP
filed 2004-03-12
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes |X| No |_|

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

        Common Stock, one dollar par value — $6,103,616,434 as of June 27, 2003.

        Class B Common Stock, one dollar par value — $8,105,404 as of June 27, 2003. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 27, 2003.

        Indicate the number of shares outstanding of each of the Registrant’s classes of common stock as of the latest practicable date.

        Common Stock, one dollar par value — 99,184,581 shares, as of March 1, 2004.

        Class B Common Stock, one dollar par value — 30,422,096 shares, as of March 1, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

        The Company’s Annual Report to Stockholders for the year ended December 31, 2003, included as Appendix A to the Company’s Proxy Statement for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”) and attached hereto and filed as Exhibit 13, is incorporated by reference herein into portions of Part I and Part II. Portions of the Proxy Statement are incorporated by reference herein into Part III.

PART I

Item 1.   BUSINESS

        Hershey Foods Corporation, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) are engaged in the manufacture, distribution and sale of confectionery and grocery products. The Company was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

        In July 2003, the Company announced a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products and by product line rationalization. In September 2003, the Company completed the sale of a group of the Company’s gum brands to Farley’s & Sathers Candy Company, Inc. for $20.0 million in cash as part of its business realignment initiatives. Included in the transaction were the FRUIT STRIPE, RAIN-BLO and SUPER BUBBLE trademarked gum brands.

        The Company’s principal product groups include: confectionery products sold in the form of bar goods, bagged items and boxed items; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Company believes it is a leader in many of these product groups in the United States, Canada and Mexico. Operating profit margins vary considerably among individual products and brands. Generally, such margins on confectionery products are greater than those on grocery products.

        The Company manufactures confectionery products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar products, such as snack size, standard, king size, large and giant bars. Among the principal confectionery products in the United States are: HERSHEY’S COOKIES ‘N’ CREME candy bars, HERSHEY’S HUGS chocolates, HERSHEY’S KISSES chocolates, HERSHEY’S KISSES chocolates with almonds, HERSHEY’S chocolate bars, HERSHEY’S chocolate bars with almonds, HERSHEY’S MINIATURES chocolate bars, HERSHEY’S NUGGETS chocolates, HERSHEY’S S’MORES candy bars, HERSHEY’S sugar free candies, COOL BLAST mints, FAST BREAK candy bars, ICE BREAKERS mints and chewing gum, JOLLY RANCHER candy, KIT KAT and KIT KAT BIG KAT wafer bars, KRACKEL chocolate bars, MR. GOODBAR chocolate bars, REESE’S NUTRAGEOUS candy bars, REESE’S peanut butter cups, REESE’S PIECES candies, REESE’S sugar free peanut butter cups miniatures, REESESTICKS wafer bars, SPECIAL DARK chocolate bars, SWOOPS chocolate slices and SYMPHONY chocolate bars. Other confectionery products include: HERSHEY’S BITES candies, ALMOND JOY candy bars, BREATH SAVERS mints, BUBBLE YUM bubble gum, CARAMELLO candy bars, KOOLERZ chewing gum, GOOD & PLENTY candy, HEATH toffee bars, MILK DUDS candy, MOUNDS candy bars, PAYDAY candy bars, POT OF GOLD boxed chocolates, ROLO caramels in milk chocolate, SKOR toffee bars, TWIZZLERS candy, WHATCHAMACALLIT candy bars, WHOPPERS malted milk balls, YORK peppermint pattie candy, 5TH AVENUE candy bars and ZERO candy bars.

        The Company also manufactures and/or markets grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include HERSHEY’S, REESE’S and HEATH baking pieces, HERSHEY’S chocolate milk mix, HERSHEY’S cocoa, HERSHEY’S CHOCOLATE SHOPPE ice cream toppings, HERSHEY’S HOT COCOA COLLECTION hot cocoa mix, HERSHEY’S syrup and REESE’S peanut butter. HERSHEY’S chocolate and strawberry flavored milks are produced and sold under license by various dairies throughout the United States, using milk mixes manufactured by the Company. Baking and various other products are produced and sold under the HERSHEY’S and REESE’S brand names by third parties that have been granted licenses by the Company to use these trademarks.

        Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy and TWIZZLERS candy. The Company also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY’S brand name.

        The Company has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Company’s rights under these agreements are extendible on a long-term basis at the Company’s option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement that the Company exceeded in 2003. The Company also has an agreement with Societe des Produits Nestle SA, which licenses the Company to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Company’s rights under this agreement are extendible on a long-term basis at the Company’s option, subject to certain conditions, including minimum unit volume sales. In 2003, the minimum unit volume requirements were exceeded. The Company has an agreement with an affiliate of Huhtamäki Oy (“Huhtamaki”) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY,HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and

         WHOPPERS for confectionery products worldwide. The Company’s rights under this agreement are extendible on a long-term basis at the Company’s option.

        The Company’s products are sold primarily to grocery wholesalers, chain grocery stores, candy distributors, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, concessionaires and food distributors by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Company believes its products are sold in over 2 million retail outlets in North America. In 2003, sales to McLane Company, Inc., formerly a subsidiary of Wal-Mart Stores, Inc., amounted to approximately 22 percent of the Company's total sales.

        The Company manufactures, imports, markets, sells and distributes chocolate products in Brazil under the HERSHEY’S brand name. Additional products in Brazil include IO-IO hazelnut crème items and chocolate and confectionery products sold under the VISCONTI brand name. In China, Japan, Korea and the Philippines, the Company imports and/or markets selected confectionery and grocery products. The Company also markets confectionery and grocery products in over 60 countries worldwide.

        The Company’s marketing strategy is based upon the consistently superior quality of its products, mass distribution and the best possible consumer value in terms of price and weight. In addition, the Company devotes considerable resources to the identification, development, testing, manufacturing and marketing of new products. The Company utilizes a variety of promotional programs for customers as well as advertising and promotional programs for consumers. The Company employs promotional programs at various times during the year to stimulate sales of certain products. Confectionery and grocery seasonal and holiday-related sales have typically been highest during the third and fourth quarters of the year.

        The Company recognizes that the mass distribution of its confectionery and grocery products is an important element in maintaining sales growth and providing service to its customers. The Company attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of efficiencies in distribution. To achieve these objectives, the Company has developed a distribution network from its manufacturing plants, distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. The Company uses a combination of public and contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the effective promotion of new, as well as established, products on both national and regional scales.

        From time to time, the Company has changed the prices and weights of its products to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. The Company implemented an increase in the wholesale price of its domestic standard size, king size, variety pack, 6-pack and 10-pack lines effective January 1, 2003. The standard size increase was approximately 11 percent. The effect of all the increases translated into an approximate 3 percent increase over the entire domestic product line. The last standard candy bar price increase was implemented by the Company in December 1995.

        The most significant raw material used in the production of the Company’s chocolate products is cocoa beans. This commodity is imported principally from Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70 percent of the world’s crop. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. The Company buys a mix of cocoa beans and cocoa products to meet its manufacturing requirements.

        The table below sets forth annual average cocoa prices as well as the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Board of Trade. Because of the Company’s forward purchasing practices discussed below, and premium prices paid for certain varieties of cocoa beans, these average futures contract prices are not necessarily indicative of the Company’s average cost of cocoa beans or cocoa products.

Cocoa Futures Contract Prices
(cents per pound)

	1999	2000	2001	2002	2003

Annual Average...............	48.8	37.9	47.1	76.9	77.8
High................................	62.7	40.1	57.9	96.7	99.8
Low.................................	39.6	34.4	41.5	60.3	65.6

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

        After rising sharply in 2002, cocoa market prices reached an eighteen-year high in February 2003, before gradually declining, but remaining at levels somewhat higher than prices prior to 2002. Continued civil unrest in the world’s largest cocoa-producing country, the Ivory Coast, has resulted in volatile market conditions, but has not materially affected the harvesting and marketing of the cocoa crop. The Company’s costs during 2004 and beyond will not necessarily reflect market price fluctuations because of its forward purchasing practices, premiums and discounts reflective of relative values, varying delivery times, and supply and demand for specific varieties and grades of cocoa beans. The Company’s costs for cocoa will increase substantially in 2004; however, the Company expects to achieve its goals for growth and profitability over the foreseeable future by a combination of improved sales mix, supply chain cost reductions and strict control of other costs to offset cost increases and respond to changes in the competitive environment.

        The Farm Security and Rural Investment Act of 2002, which is a six-year farm bill, impacts the prices of sugar, corn, peanuts and milk because it sets price support levels for these commodities.

        The price of sugar, the Company’s second most important commodity for its domestic chocolate and confectionery products, is subject to price supports under the above referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained in a range of 25¢ to 32¢ per pound for the past ten years. United States peanut prices traded around 40¢ per pound during 2003 and are expected to remain near that level in 2004. Almond prices began strengthening during the second quarter of 2003 and continued to increase during the second half of the year due to strong global demand and a weakening U.S. dollar. Prices began the year at $1.50 per pound, were at $2.00 per pound as of December 31, 2003, and are expected to remain firm during 2004. Milk prices remained low in 2003 as a result of higher than normal inventories of butter and skim milk powder. Prices began to increase late in the fourth quarter as milk and butter production fell below year earlier levels, and butter inventories declined. Milk prices in 2004 are expected to increase moderately from 2003 levels. The Company believes that the supply of raw materials is adequate to meet its manufacturing requirements.

        The Company attempts to minimize the effect of future price fluctuations related to the purchase of its major raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Company’s other major raw material requirements. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations that provide more favorable pricing opportunities and flexibility in sourcing these raw materials and energy requirements. Fuel oil futures contracts are used to minimize price fluctuations associated with the Company’s transportation costs. The Company’s commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

        The primary effect on liquidity from using futures contracts is associated with margin requirements for futures contracts related to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. Cash outflows and inflows result from original margins that are “good faith deposits” established by futures exchanges to ensure that market participants will meet their contractual financial obligations. Additionally, variation margin payments and receipts are required when the value of open positions is adjusted to reflect daily price movements. The magnitude of such cash inflows and outflows is dependent upon price coverage levels and the volatility of the markets. Cash flows related to margin requirements historically have not been material to the Company’s total working capital requirements.

        The Company manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies, including the use of futures contracts to hedge the pricing of cocoa, sugar, corn sweeteners, natural gas, transportation costs and certain dairy products, are directly linked to the overall planning and management of the Company’s business, since the cost of raw materials, energy and transportation accounts for a significant portion of cost of sales. Procurement strategies with regard to cocoa, sugar and other major raw material requirements, energy requirements and transportation costs are developed by the analysis of fundamentals, including weather and crop analysis, imbalances between supply and demand, currency exchange rates, political unrest in producing countries and speculative influences and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Company’s Board of Directors (the “Board”) on a regular basis.

Competition

        Many of the Company’s brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. However, these brands are sold in highly competitive markets and compete with many other multinational, national, regional and local firms, some of which have resources in excess of those available to the Company.

Trademarks

        The Company owns various registered and unregistered trademarks and service marks and has rights under licenses to use various trademarks that are of material importance to the Company’s business.

Backlog of Orders

        The Company manufactures primarily for stock and fills customer orders from finished goods inventories. While at any given time there may be some backlog of orders, such backlog is not material in respect to total annual sales, nor are the changes from time to time significant.

Research and Development

        The Company engages in a variety of research activities. These principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Information concerning the Company’s research and development expense is contained in Note 1 of the Company’s Annual Report to Stockholders, attached hereto and filed as Exhibit 13 and incorporated herein by reference.

Regulation

        The Company’s domestic plants are subject to inspection by the Food and Drug Administration and various other governmental agencies, and its products must comply with regulations under the Federal Food, Drug and Cosmetic Act and with various comparable state statutes regulating the manufacturing and marketing of food products.

Environmental Considerations

        In the past the Company has made investments based on compliance with environmental laws and regulations. Such expenditures have not been material with respect to the Company’s capital expenditures, earnings or competitive position.

Employees

        As of December 31, 2003, the Company had approximately 13,100 full-time and 1,700 part-time employees, of whom approximately 5,200 were covered by collective bargaining agreements. The Company considers its employee relations to be good.

Financial Information by Geographic Area

        Information concerning the Company’s geographic segments is contained in Note 19 of the Company’s Annual Report to Stockholders, attached hereto and filed as Exhibit 13 and incorporated herein by reference.

Available Information

        The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to all of the foregoing reports are available, free of charge, in the Investor Relations section of the Company’s website, www.hersheys.com, as soon as reasonably practicable after the reports are electronically filed with or furnished to the United States Securities and Exchange Commission.

The Board has adopted a Code of Ethical Business Conduct (“CEBC”) applicable to the Company’s directors, officers and employees, including without limitation the Company’s Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer, Corporate Controller and persons performing similar functions). The CEBC is posted on the Company’s website at www.hersheys.com in the Investor Relations section. Any amendment of the CEBC or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within five days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board has also adopted and posted in the Investor Relations section of its website the Company’s Corporate Governance Principles and Charters for each of the Board’s standing committees.

The Company will provide without charge to each beneficial owner of its Common Stock and Class B Stock, upon such stockholder’s request, a copy of the CEBC, the Company’s Corporate Governance Principles or the Charter of any standing committee of the Board. Requests for copies should be addressed to Hershey Foods Corporation, Attn: Investor Relations Department, 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

Safe Harbor Statement

        The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; adequacy of the Company’s bad debt reserve; the Company’s ability to implement improvements to and reduce costs associated with the Company’s supply chain; and the Company’s ability to successfully implement its rationalization and realignment initiatives.

Item 2.   PROPERTIES

        The following is a list of the Company’s principal manufacturing properties. The Company owns each of these properties.

      UNITED STATES
Hershey,Pennsylvania - confectionery and grocery products (3 principal plants)
Lancaster, Pennsylvania - confectionery products
Oakdale, California - confectionery and grocery products
Robinson, Illinois - confectionery and grocery products
Stuarts Draft, Virginia - confectionery and grocery products

      CANADA
Smiths Falls, Ontario - confectionery and grocery products

        In addition to the locations indicated above, the Company owns or leases several other properties used for manufacturing confectionery and grocery products and for sales, distribution and administrative functions.

        The Company’s plants are efficient and well maintained. These plants generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest plants are located in Hershey, Pennsylvania. Many additions and improvements have been made to these facilities over the years and the plants’ manufacturing equipment includes equipment of the latest type and technology.

Item 3.   LEGAL PROCEEDINGS

         The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

Item 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY

        Information concerning the principal United States trading market for, market prices of and dividends on the Company’s Common Stock and Class B Common Stock, and the approximate number of stockholders, may be found in the section entitled “Market Prices and Dividends” on page A-22 and A-23 of the Company’s Annual Report to Stockholders, incorporated herein by reference from Exhibit 13 hereto.

         See Item 12 on page 10 for information about the Company's equity compensatin plans.

Item 6.   SELECTED FINANCIAL DATA

        The following information, for the five years ended December 31, 2003, found in the section entitled “Six-Year Consolidated Financial Summary” on page A-62 of the Company’s Annual Report to Stockholders, is incorporated herein by reference from Exhibit 13 hereto: Net Sales; Income before Cumulative Effect of Accounting Change (and related per share amounts); Net Income; Earnings Per Share - Basic and - Diluted; Dividends Paid on Common Stock (and related Per Share amounts); Dividends Paid on Class B Common Stock (and related Per Share amounts); Long-term Portion of Debt; and Total Assets.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The section entitled “Management’s Discussion and Analysis,” found on pages A-1 through A-24 of the Company’s Annual Report to Stockholders, is incorporated herein by reference from Exhibit 13 hereto.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item with respect to market risk is set forth in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages A-13 through A-17 of the Company's Annual Report to Stockholders, and is incorporated by reference from Exhibit 13 hereto.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following audited consolidated financial statements of the Company and its subsidiaries are found at the indicated pages in the Company’s Annual Report to Stockholders, which financial statements, along with the Independent Auditors’ Reports thereon, are incorporated herein by reference from Exhibit 13 hereto:

1. Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001. (Page A-25)

2. Consolidated Balance Sheets as of December 31, 2003 and 2002. (Page A-26)

3. Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001. (Page A-27)

4. Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001. (Page A-28)

5. Notes to Consolidated Financial Statements (Pages A-29 through A-58), including “Quarterly Data (Unaudited).” (Page A-58)

6. Independent Auditors’ Report. (Page A-60)

7. Report of Predecessor Auditor (Arthur Andersen LLP). (Page A-61)

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

Item 9A.   CONTROLS AND PROCEDURES

        As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The names, ages, positions held with the Company, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of the Company are set forth in the Proxy Statement in the section entitled “Election of Directors,” which information is incorporated herein by reference.

Executive Officers of the Company as of March 1, 2004

Name	Age	Positions Held During the Last Five Years

R. H. Lenny (1)	52	Chairman of the Board, President and Chief Executive Officer (2002); President and Chief Executive Officer (2001)
M. K. Arline	51
		Senior Vice President, Human Resources and Corporate Affairs (2002); Senior Vice President, Human Resources (2002); Vice President, Human Resources (2001); Vice President, Quality and Regulatory Compliance (1999); Director, Quality and Regulatory Compliance (1997)
J. P. Bilbrey(2)	47	Senior Vice President, President Hershey International (2003)
F. Cerminara	55	Senior Vice President, Chief Financial Officer (2001); Vice President, Chief Financial Officer and Treasurer (2000); Vice President, Procurement (1994)
T.K. Hernquist(3)	45	Senior Vice President, Chief Marketing Officer (2003)
B. H. Snyder	56
		Senior Vice President, General Counsel and Secretary (2003); General Counsel, Secretary, and Senior Vice President, International (2002); Senior Vice President - Public Affairs, General Counsel and Secretary (2002); Vice President and Assistant General Counsel (2000); Assistant General Counsel (1993)
D. J. West(4)	40	Senior Vice President, Sales (2002); Senior Vice President, Business Planning and Development (2002); Vice President, Business Planning and Development (2001)
R. Brace	60	Vice President, Operations and Technology (2002); Vice President, Conversion and Procurement (2000); Senior Vice President, Operations (1999)
G. F. Davis (5)	55	Vice President, Chief Information Officer (2000)
D. N. Eshleman	49	Vice President, Strategy and Innovation (2002); Vice President Marketing, Brand Integration (2002); Vice President Marketing, New Products (2000); Vice President Marketing, Grocery Products (1999)
D. W. Tacka	50	Vice President and Chief Accounting Officer (2004); Vice President, Corporate Controller and Chief Accounting Officer (2000); Corporate Controller and Chief Accounting Officer (1995)

        There are no family relationships among any of the above-named officers of the Company.

    (1)        Mr. Lenny was elected President and Chief Executive Officer effective March 12, 2001. Prior to joining the Company he was Group Vice President, Kraft Foods, Inc. and President, Nabisco Biscuit and Snacks (2001); President, Nabisco Biscuit Company (1998).

    (2)        Mr. Bilbrey was elected Senior Vice President, President Hershey International effective November 5, 2003. Prior to joining the Company he was Executive Vice President, Sales – Mission Foods (2003); President and Chief Executive Officer – Danone Waters of North America, Inc., a division of Groupe Danone, Paris (2001); Executive Vice President, Retail Sales, North America – Danone Waters of North America, Inc., a division of Groupe Danone, Paris (2000); Owner and Operator, Commercial Cattle Operations – Bilbrey Farms and Ranch (1999); Director, Corporate Sales, Taiwan - Procter & Gamble Company (1998).

    (3)        Mr. Hernquist was elected Senior Vice President, Chief Marketing Officer effective April 28, 2003. Prior to joining the Company he was Senior Vice President, Marketing, – Jim Beam Brands, Fortune Brands (2002); President and Chief Executive Officer – Sierra On-line, Vivendi Universal (2001); Senior Vice President, Marketing – Nabisco Biscuit Company (2000).

    (4)        Mr. West was elected Vice President, Business Planning and Development effective May 30, 2001. Prior to joining the Company he was Senior Vice President Finance, Kraft Foods – Nabisco Biscuit, Confectionery and Snacks (2001); Senior Vice President and Chief Financial Officer, Nabisco Biscuit Company (1999); Vice President, Strategic Planning, Nabisco Holdings Corporation (1998).

    (5)        Mr. Davis was elected Vice President, Chief Information Officer effective December 14, 2000. Prior to joining the Company Mr. Davis was Vice President – Global Infrastructure Services, Computer Sciences Corporation (2000); Director – Global Infrastructure Services, Computer Sciences Corporation (1999); Executive Director – Global Infrastructure and Financial Systems, Pratt and Whitney (1998).

        Executive Officers are generally elected each year at the organization meeting of the Board in April.

        Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board is set forth in the Proxy Statement in the section entitled “Board Committees,” and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is set forth in the Proxy Statement in the section entitled “Audit Committee Report,” which information is incorporated herein by reference.

        Reporting of any inadvertent late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

        Information regarding the Company’s Code of Ethical Business Conduct applicable to the Company’s directors, officers and employees is set forth in Part I of this Annual Report on Form 10-K, under the heading “Available Information.”

Item 11.   EXECUTIVE COMPENSATION

        Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the Company during 2003, and compensation of directors, is set forth in the sections entitled, respectively, “2003 Executive Compensation” and “Directors’ Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.   STOCKHOLDER MATTERS

(a)	Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, the Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer and executive officers as a group, is set forth in the section entitled “Voting Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b)	The following table provides information about the Company’s common stock that may be issued under equity compensation plans as of December 31, 2003:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

			Number of securities
	Number of securities to be		remaining available for future
	issued upon exercise of	Weighted-average	issuance under equity
	outstanding options,	exercise price of outstanding	compensation plans (excluding
Plan Category	warrants, and rights	options, warrants, and rights	securities reflected in column (a)

Equity compensation plans approved by security holders (1)	6,704,693	$57.48	6,057,689

Equity compensation plans not approved by security holders (2)	366,466	$57.18	1,186,823

Total	7,071,159	$57.46	7,244,512

(1)	Column (a) includes stock options granted under the stockholder-approved Key Employee Incentive Plan (“KEIP”). The securities available for future issuance in column (c) are not allocated to any specific type of award under the KEIP, but are available generally for future awards of stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and dividend equivalent units on RSUs granted under the KEIP.

(2)	Column (a) includes 135,766 stock options granted under the Hershey Foods Corporation Broad Based Stock Option Plan, also referred to as HSY Growth. HSY Growth provided all eligible employees with a one-time grant of 100 non-qualified stock options that were granted outside of the KEIP under a separate registration statement. Under HSY Growth over 1,235,700 stock options were granted on January 7, 1997 with an exercise price of $44.50, which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant. The stock options vested at the end of five years and had a maximum term of ten years from the date of grant. Column (c) includes 1,093,634 HSY Growth stock options remaining available for future issuance.

Column (a) also includes 230,700 stock options granted to R.H. Lenny outside of the KEIP under a separate registration statement. All of the options available for issuance under the registration statement have been granted. The stock options were granted on March 12, 2001 with an exercise price of $64.65, which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant (determined as the closing price on the business day immediately preceding the date the stock options were granted). The stock options are subject to a four-year step vesting requirement of 25% per year and have a ten-year term.

Column (c) also includes 93,189 shares remaining available for future issuance under the Directors’ Compensation Plan. The Directors’ Compensation Plan is designed to attract and retain qualified non-employee directors and to align the interests of non-employee directors with those of the stockholders by paying a portion of their compensation in units representing shares of Common Stock. Directors who are employees of the Company receive no remuneration for their services as directors. RSUs are granted quarterly to each director on the first day of January, April, July and October on the basis of the number of shares of Common Stock, valued at the average closing price on the New York Stock Exchange of the Common Stock on the last three trading days preceding the grant, equal to $10,000. While the value of the annual RSU grant is targeted at $40,000, the actual value of the grant may be higher or lower depending upon the performance of the Common Stock following the grant dates. Beginning January 1, 2004, the target for the annual RSU grant was increased to $60,000, with the quarterly grant equal to a value of $15,000. A director’s RSUs will vest and be distributed upon his or her retirement from the Board. Directors may elect to receive all or a portion of their retainer in cash or Common Stock, although committee chair fees are paid only in cash. A director may defer receipt of the retainer and committee chair fees until his or her retirement from the Board.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning “Certain Relationships and Related Transactions” is set forth in the section entitled “Certain Transactions and Relationships” in the Proxy Statement, which information is incorporated herein by reference.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning “Principal Accountant Fees and Services,” including the Pre-Approval Policy Regarding Independent Auditor Services, is set forth in the section entitled “Independent Auditor Fees” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Item 15(a)(1):  Financial Statements

        The audited consolidated financial statements of the Company and its subsidiaries and the Reports of Independent Auditors thereon, as required to be filed with this report, are incorporated by reference into Item 8 of this report from specific pages of the Company’s Annual Report to Stockholders attached hereto and filed as Exhibit 13.

Item 15(a)(2):  Financial Statement Schedule

        The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 31, 2003, 2002 and 2001 is filed herewith on the indicated page in response to Item 15(d):

        Schedule II -- Valuation and Qualifying Accounts (Page 18)

        Other schedules have been omitted as not applicable or required, or because information required is shown in the consolidated financial statements or notes thereto.

        Financial statements of the parent company only are omitted because the Company is primarily an operating company and there are no significant restricted net assets of consolidated and unconsolidated subsidiaries.

Item 15(a)(3):  Exhibits

        The following items are attached or incorporated by reference in response to Item 15(c):

        (3)   Articles of Incorporation and By-laws

The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 1988. The By-laws, as amended and restated as of December 1, 1998, are incorporated by reference from Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

        (4)   Instruments defining the rights of security holders, including indentures

a.

Stockholder Protection Rights Agreement between Hershey Foods Corporation and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

b.

The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1)	6.7% Notes due 2005

2)	6.95% Notes due 2007

3)	6.95% Notes due 2012

4)	8.8% Debentures due 2021

5)	7.2% Debentures due 2027

6)	Obligations Associated with Consolidation of Lease Arrangements

7)	Other Obligations

The Company will furnish copies of the above debt instruments to the Commission upon request.

        (10)   Material contracts

a.	Kit Kat and Rolo License Agreement (the “License Agreement”) between Hershey Foods Corporation and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

b.	Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation.

c.	Cadbury Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988.

d.	The Amended and Restated 364-Day Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, was amended and renewed as of November 25, 2003, pursuant to the agreement attached hereto and filed as Exhibit 10.1.

e.	The Amended and Restated Five-Year Credit Agreement among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

f.	Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and

Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      Executive Compensation Plans and Management Contracts

g.	Hershey Foods Corporation’s Amended and Restated Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

h.	Hershey Foods Corporation’s Amended and Restated Deferred Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

i.	Hershey Foods Corporation’s Amended and Restated Supplemental Executive Retirement Plan is attached hereto and filed as Exhibit 10.2.

j.	Hershey Foods Corporation’s Amended and Restated Directors’ Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

k.	Hershey Foods Corporation’s Executive Benefits Protection Plan (Group 3A), as amended, covering certain of its executive officers, is incorporated by reference from Exhibit 10 to the Company’s quarterly report on Form 10-Q for the quarter ended June 29, 2003.

l.	The Separation Agreement and General Release entered into effective December 6, 2002 between Hershey Foods Corporation and Wynn A. Willard is incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

m.	The Executive Employment Agreement between Hershey Foods Corporation and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

      Broad Based Equity Compensation Plans

n.	Hershey Foods Corporation’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

   (12)         Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2003, 2002, 2001, 2000 and 1999 is attached hereto and filed as Exhibit 12.

   (13)         Annual report to security holders

The Company’s Annual Report to Stockholders, included as Appendix A to the Proxy Statement, is attached hereto and filed as Exhibit 13.

   (21)         Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.

   (23)         Independent Auditors’ Consent

The consent dated March 12, 2004 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.

   (31.1)        Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   (31.2)         Certification of Frank Cerminara, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        The following item is furnished with this report:

   (32)           Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 15(b):   Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on February 18, 2004, in connection with the Company's announcement that Richard H. Lenny, Chairman, President and CEO, in a presentation made at the 2004 Consumer Analyst Group of New York ("CAGNY") Conference, reaffirmed that the Corporation expects its 2004 full-year net sales to meet its stated objective of 3-4% growth and its full-year earnings per share-diluted to meet its stated objective of 9-11% growth.

A Current Report on Form 8-K was furnished to the SEC on February 9, 2004, in connection with the Company's announcement, along with Dr. Barry Sears, of the planned introduction in the third quarter of 2004 of the first nutrition bars with Dr. Barry Sears' Zone Diet seal of approval.

A Current Report on Form 8-K was furnished to the SEC on January 28, 2004, in connection with the Company’s announcement of sales and earnings for the fourth quarter and full year ended December 31, 2003.

A Current Report on Form 8-K was furnished to the SEC on October 16, 2003, in connection with the Company’s announcement of sales and earnings for the third quarter of 2003.

A Current Report on Form 8-K was furnished to the SEC on October 7, 2003, in connection with the Company’s announcement that Robert F. Cavanaugh had been elected to the Company’s Board of Directors, effective October 7, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of March, 2004.

HERSHEY FOODS CORPORATION
(Registrant)

By:	/s/ F. CERMINARA

F. Cerminara
Senior Vice President, Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated

Signature	Title	Date

/s/ R. H. LENNY (R. H. Lenny)	Chief Executive Officer and Director	March 12, 2004
/s/ F. CERMINARA (F. Cerminara)	Chief Financial Officer	March 12, 2004
/s/ D. W. TACKA (D. W. Tacka)	Chief Accounting Officer	March 12, 2004
/s/J. A. BOSCIA (J. A. Boscia)	Director	March 12, 2004
/s/ R. H. CAMPBELL (R. H. Campbell)	Director	March 12, 2004
/s/ R. F. CAVANAUGH (R. F. Cavanaugh)	Director	March 12, 2004
/s/ G. P. COUGHLAN (G. P. Coughlan)	Director	March 12, 2004
/s/ H. EDELMAN (H. Edelman)	Director	March 12, 2004
/s/ B. G. HILL (B. G. Hill)	Director	March 12, 2004

Signature	Title	Date

/s/ J. C. JAMISON (J. C. Jamison)	Director	March 12, 2004
/s/ M. J. MCDONALD (M. J. McDonald)	Director	March 12, 2004
/s/ M.J. TOULANTIS (M.J. Toulantis)	Director	March 12, 2004

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Hershey Foods Corporation:

Under date of January 28, 2004, we reported on the consolidated balance sheets of Hershey Foods Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and stockholders’ equity for the years then ended, which are included in Hershey Foods Corporation’s Proxy Statement for its 2004 Annual Meeting of Stockholders incorporated by reference in this Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the schedule listed on page 18 in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   /s/KPMG LLP

New York, New York
January 28, 2004

REPORT OF PREDECESSOR AUDITOR (ARTHUR ANDERSEN LLP)

The following report is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP. This report applies to supplemental Schedule II – Valuation and Qualifying Accounts for the year ended December 31, 2001.

To Hershey Foods Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Hershey Foods Corporation’s Proxy Statement for its 2002 Annual Meeting of Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 2002. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed on page 15 in Item 14(a)(2) is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

   /s/ARTHUR ANDERSEN LLP

New York, New York
January 22, 2002

Schedule II

HERSHEY FOODS CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves	Balance at End of Period

Year Ended December 31, 2003: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$16,524	$13,119	$3,599	$(12,143)	$21,099

Year Ended December 31, 2002: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$15,958	$6,414	$3,023	$(8,871)	$16,524

Year Ended December 31, 2001: Reserves deducted in the consolidated balance sheet from the assets to which they apply:
Accounts Receivable - Trade	$16,004	$8,450	$3,299	$(11,795)	$15,958

     (a)  Includes recoveries of amounts previously written off.