Form 10-Q
period 2004-04-30
HERSHEY FOODS CORP
filed 2004-05-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 4, 2004

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

Common Stock, $1 par value — 99,263,018 shares, as of April 23, 2004. Class B Common Stock, $1 par value — 30,422,096 shares, as of April 23, 2004.

Exhibit Index – Page 16

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	April 4, 2004	March 30, 2003
Net Sales	$1,013,089	$953,162

Costs and Expenses:
Cost of sales	625,632	596,879
Selling, marketing and administrative	204,133	187,552

Total costs and expenses	829,765	784,431

Income before Interest and Income Taxes	183,324	168,731
Interest expense, net	14,854	14,611

Income before Income Taxes	168,470	154,120
Provision for income taxes	61,323	56,562

Net Income	$107,147	$97,558

Net Income Per Share-Basic	$.82	$.73

Net Income Per Share-Diluted	$.82	$.73

Average Shares Outstanding-Basic	129,880	133,366

Average Shares Outstanding-Diluted	131,027	134,228

Cash Dividends Paid per Share:
Common Stock	$.3950	$.3275

Class B Common Stock	$.3575	$.2950

The accompanying notes are an integral part of these statements.

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
APRIL 4, 2004 AND DECEMBER 31, 2003
(in thousands of dollars)

ASSETS	2004	2003
Current Assets:
Cash and cash equivalents	$235,372	$114,793
Accounts receivable - trade	273,448	407,612
Inventories	551,826	492,859
Deferred income taxes	17,893	13,285
Prepaid expenses and other	105,901	103,020

Total current assets	1,184,440	1,131,569

Property, Plant and Equipment, at cost	3,273,831	3,227,023
Less-accumulated depreciation and amortization	(1,596,684)	(1,565,084)

Net property, plant and equipment	1,677,147	1,661,939

Goodwill	388,469	388,960
Other Intangibles	38,454	38,511
Other Assets	352,453	361,561

Total assets	$3,640,963	$3,582,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$153,299	$132,222
Accrued liabilities	365,012	416,181
Accrued income taxes	47,626	24,898
Short-term debt	27,896	12,032
Current portion of long-term debt	479	477

Total current liabilities	594,312	585,810
Long-term Debt	971,418	968,499
Other Long-term Liabilities	378,720	370,776
Deferred Income Taxes	376,650	377,589

Total liabilities	2,321,100	2,302,674

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2004 and 2003	--	--
Common Stock, shares issued:
149,528,776 in 2004 and 2003	149,528	149,528
Class B Common Stock, shares issued:
30,422,096 in 2004 and 2003	30,422	30,422
Additional paid-in capital	9,639	4,034
Unearned ESOP compensation	(8,782)	(9,580)
Retained earnings	3,321,052	3,263,988
Treasury-Common Stock shares at cost:
50,288,658 in 2004 and 50,421,139 in 2003	(2,158,579)	(2,147,441)
Accumulated other comprehensive loss	(23,417)	(11,085)

Total stockholders' equity	1,319,863	1,279,866

Total liabilities and stockholders' equity	$3,640,963	$3,582,540

The accompanying notes are an integral part of these balance sheets.

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 4, 2004	March 30, 2003
Cash Flows Provided from (Used by) Operating Activities
Net Income	$107,147	$97,558
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	47,020	43,801
Deferred income taxes	101	5,735
Changes in assets and liabilities:
Accounts receivable - trade	134,164	74,973
Inventories	(16,967)	(294)
Accounts payable	21,077	(2,778)
Other assets and liabilities	(55,306)	(81,370)

Net Cash Flows Provided from Operating Activities	237,236	137,625

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(60,334)	(36,604)
Capitalized software additions	(5,195)	(3,430)

Net Cash Flows (Used by) Investing Activities	(65,529)	(40,034)

Cash Flows Provided from (Used by) Financing Activities
Net increase (decrease) in short-term debt	15,864	(874)
Repayment of long-term debt	(36)	(199)
Cash dividends paid	(50,081)	(42,484)
Exercise of stock options	35,734	9,109
Incentive plan transactions	(32,441)	(29,662)
Repurchase of Common Stock	(20,168)	(187,148)

Net Cash Flows (Used by) Financing Activities	(51,128)	(251,258)

Increase (Decrease) in Cash and Cash Equivalents	120,579	(153,667)
Cash and Cash Equivalents, beginning of period	114,793	297,743

Cash and Cash Equivalents, end of period	$235,372	$144,076

Interest Paid	$27,484	$23,287

Income Taxes Paid	$28,417	$16,670

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 4, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, because of the seasonal effects of the Company’s business. For more information, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

2.            EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of April 4, 2004, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

For the Three Months Ended
	April 4, 2004	March 30, 2003
(in thousands of dollars except per share amounts)

Net income, as reported	$ 107,147	$ 97,558
Deduct: Total stock-based employee
compensation expense determined under
fair value method, net of
related tax effects	(3,060)	(3,685)

Pro forma net income	$ 104,087	$ 93,873

Earnings per share:
Basic - as reported	$ .82	$ .73

Basic - pro forma	$ .80	$ .70

Diluted - as reported	$ .82	$ .73

Diluted - pro forma	$ .79	$ .70

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first three months of 2004 and 2003, respectively: dividend yields of 2.0% and 2.0%; expected volatility of 26% and 28%; risk-free interest rates of 3.7% and 3.6%; and expected lives of 6.5 years and 6.4 years.

3.            BUSINESS REALIGNMENT INITIATIVES

In July 2003, the Company announced a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization.

As of December 31, 2003, the liability balance, primarily relating to charges for employee termination, sales office closing and relocation costs, was $8.8 million. Cash payments during the first quarter of 2004 reduced the liability balance to $6.0 million as of April 4, 2004. For more information on the business realignment initiatives recorded in 2003, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

4.            INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands of dollars)
Interest expense	$16,637	$16,238
Interest income	(545)	(1,001)
Capitalized interest	(1,238)	(626)

Interest expense, net	$14,854	$14,611

5.           NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands except per share amounts)

Net income	$107,147	$97,558

Weighted-average shares-basic	129,880	133,366
Effect of dilutive securities:
Employee stock options	1,085	808
Performance and restricted stock units	62	54

Weighted-average shares - diluted	131,027	134,228

Net income per share - basic	$0.82	$0.73

Net income per share-diluted	$0.82	$0.73

Employee stock options for 29,600 shares and 3,076,594 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended April 4, 2004 and March 30, 2003, respectively.

6.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. All derivative instruments currently utilized by the Company, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, are designated as cash flow hedges.

Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $3.4 million and $9.3 million for the three months ended April 4, 2004 and March 30, 2003, respectively. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $6.1 million and $12.8 million for the three months ended April 4, 2004 and March 30, 2003, respectively, were associated with commodities futures contracts. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.8 million before tax for the three months ended April 4, 2004. No gains or losses as a result of hedge ineffectiveness were recorded during the three months ended March 30, 2003. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of April 4, 2004, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $21.0 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

7.           COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands of dollars)

Net income	$107,147	$97,558

Other comprehensive income (loss):
Foreign currency translation
adjustments	(2,831)	13,181
Minimum pension liability
adjustments, net of tax	--	(2,092)
Losses on cash flow hedging
derivatives, net of tax	(3,414)	(9,255)

Add: Reclassification adjustments,
net of tax	(6,087)	(12,801)

Other comprehensive loss	(12,332)	(10,967)

Comprehensive income	$94,815	$86,591

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) On Cash Flow Hedging Derivatives	Accumulated Other Comprehensive (Loss) Income
		(in thousands of dollars)

Balance as of December 31, 2003	$(38,137)	$(1,178)	$28,230	$(11,085)
Current period credit (charge), gross	(2,831)	--	(5,571)	(8,402)
Income tax benefit	--	--	2,157	2,157
Reclassification adjustments
(charge), gross	--	--	(9,580)	(9,580)
Income tax benefit	--	--	3,493	3,493

Balance as of April 4, 2004	$(40,968)	$(1,178)	$18,729	$(23,417)

8.            INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	April 4, 2004	December 31, 2003
	(in thousands of dollars)

Raw materials	$191,414	$158,859
Goods in process	67,234	53,744
Finished goods	357,306	327,415

Inventories at FIFO	615,954	540,018
Adjustment to LIFO	(64,128)	(47,159)

Total inventories	$551,826	$492,859

The increase in inventories as of April 4, 2004, reflected seasonal timing to support manufacturing requirements and higher costs in 2004.

9.     LONG-TERM DEBT

In August 1997, the Company filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of April 4, 2004, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

10.     FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 4, 2004 and December 31, 2003, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $971.9 million as of April 4, 2004, compared with a fair value of $1,114.3 million, based on quoted market prices for the same or similar debt issues.

As of April 4, 2004, the Company had foreign exchange forward contracts and options maturing in 2004 and 2005 to purchase $69.0 million in foreign currency, primarily Canadian dollars and Japanese yen, and to sell $28.2 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 4, 2004, the fair value of foreign exchange forward contracts and options was a liability of $.8 million. As of December 31, 2003, the fair value of foreign exchange forward contracts and options was an asset of $1.6 million. The Company does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In October 2003, the Company entered into interest rate swap agreements to effectively convert interest payments on long-term debt from fixed to variable rates.  Interest payments on $200.0 million of 6.7% Notes due in October 2005 and $150.0 million of 6.95% Notes due in March 2007 were converted from the respective fixed rates to variable rates based on LIBOR.  In March 2004, the Company terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt.  This increase will be amortized over the remaining term of the respective long-term debt as a reduction to interest expense.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $6.1 million and $5.2 million as of April 4, 2004 and December 31, 2003, respectively. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

11.     PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	April 4, 2004	March 30, 2003	April 4, 2004	March 30, 2003
		(in thousands of dollars)

Service cost	$ 11,314	$ 9,159	$ 991	$ 1,096
Interest cost	13,273	12,415	4,779	5,575
Expected return on plan assets	(19,167)	(14,898)	--	--
Amortization of prior service cost	1,023	1,076	(403)	(501)
Amortization of unrecognized
transition balance	30	(89)	--	--
Recognized net actuarial loss	2,443	3,719	1,224	951
Administrative expenses	153	130	--	--

Net periodic benefits cost	$9,069	$11,512	$6,591	$7,121

Employer contributions of $0.9 million and $6.1 million were made during the first quarter of 2004 to the Company’s pension plans and other benefits plans, respectively. In the first quarter of 2003, the Company contributed $3.0 million and $4.6 million to the Company’s pension and other benefits plans, respectively. The contributions in 2004 and 2003 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans. For 2004, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. However, the Company may choose to make contributions in 2004 to improve the funded status. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

12.     SHARE REPURCHASES

In December 2002, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock. Under this program, a total of 5,185,200 shares of Common Stock was purchased through April 4, 2004 for $349.6 million. As of April 4, 2004, a total of 50,288,658 shares were held as Treasury Stock and $150.4 million remained available for repurchases of Common Stock under the repurchase program.

13.     PENDING ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of Proposed Statement of Financial Accounting Standards, Share-Based Payment, an amendment of FASB Statements No. 123 and 95. This proposed Statement addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

If the proposed statement were adopted by the Company as currently written, it would require that compensation expense be recorded for employee stock options vesting or granted subsequent to December 31, 2004. The impact on earnings per share-diluted of expensing stock options will be dependent upon the final pronouncement issued by the FASB and the method to be used for valuation of stock options determined by the Company. The impact could range from approximately $.12 to $.16 per share-diluted, assuming option grants continue at the same level as in 2003. For more information on the Company’s stock-based employee compensation plans, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

Also in March 2004, the FASB issued Proposed FASB Staff Position No. FAS 106-b ("FSP"), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"), for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. The accumulated post-retirement benefits obligation or net periodic post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the Company's post-retirement benefit plans. The Company is in the process of determining the impact of the Act on the accumulated post-retirement benefits obligation and net periodic post-retirement benefits cost to be recorded when the FSP is finalized and effective, which currently is scheduled for the third quarter of 2004.

14.     SUBSEQUENT EVENT

On April 21, 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record May 25, 2004. The Company’s stockholders will receive one additional share for each share in their possession on that date. This does not change the proportionate interest a stockholder maintains in the Company. The additional shares will be distributed on June 15, 2004.

On a pro forma basis, if the stock split had been completed as of April 4, 2004 and March 30, 2003, net income per share and weighted-average shares outstanding would have been as follows:

	For the Three Months Ended
	April 4, 2004	March 30, 2003
	(in thousands except per share amounts)
Net Income Per Share-Basic	$ .41	$ .37

Net Income Per Share-Diluted	$ .41	$ .36

Average Shares Outstanding-Basic	259,760	266,732

Average Shares Outstanding-Diluted	262,054	268,456

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - First Quarter 2004 vs. First Quarter 2003

Net sales for the first quarter increased $59.9 million, or 6%, from 2003.  Net sales were favorably impacted by increased sales volume, especially within the United States, primarily reflecting strong sales of higher margin instant consumable items driven by the introduction of innovative new products and line extensions.  The impact of higher selling prices compared with the first quarter of 2003 also contributed to the sales increase.  Net sales in the Company’s Canadian, Mexican and Brazilian businesses also increased as a result of volume growth and the impact of favorable foreign currency exchange rates, particularly in Canada.  Although there were four additional shipping days in the first quarter of 2004 compared with the same period of the prior year, net sales in 2004 were not materially impacted. The Company’s sales are programmed around specific customer events and brand and product initiatives which were the primary contributors to the sales volume increase in 2004. Sales were unfavorably affected by the divestiture of certain gum brands in September 2003, and higher promotion allowances and returns, discounts and allowances, relating primarily to the volume growth.  The results of the Company’s Asian operations, particularly in China, continued to be below expectations through the first quarter of 2004.  Consequently, management changes were made and the Company is reexamining its business model for this part of the world.

Cost of sales for the quarter increased $28.8 million, or 5%, from 2003 to 2004.  The cost increase was primarily caused by the higher sales volume and higher raw material costs, principally associated with increased cocoa prices.  The cost of sales increase was offset somewhat by reduced costs resulting from improved efficiencies in manufacturing and logistics operations.  Gross margin for the first quarter increased from 37.4% in 2003 to 38.2% in 2004.  The margin expansion reflected lower costs from manufacturing and logistics efficiencies as well as higher selling prices in the first quarter of 2004.  These margin improvements were partially offset by increases in raw material costs and promotional allowances.

Selling, marketing and administrative expenses for the first three months of 2004 increased 9% from the comparable period in 2003, primarily reflecting increased consumer promotion and advertising expenses, as well as higher employee compensation and benefits.

Net interest expense in the first quarter of 2004 was $.2 million higher than the comparable period of 2003, primarily reflecting lower interest income and higher fixed interest expense.

The Company’s effective income tax rate was 36.4% for the first quarter of 2004, compared with 36.7% for the first quarter of 2003.  The decrease was primarily attributable to expected changes in income among the tax jurisdictions in which the Company operates.

Net income for the first quarter increased $9.6 million, or 10%, from 2003 to 2004, and net income per share — diluted increased $.09, or 12%.

Liquidity and Capital Resources

Historically, the Company’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first quarter of 2004, the Company’s cash and cash equivalents increased by $120.6 million. Cash provided from operations was sufficient to fund capital expenditures and capitalized software additions totaling $65.5 million, dividend payments of $50.1 million, incentive plan transactions of $32.4 million and repurchases of the Company’s Common Stock of $20.2 million. Cash used by other assets and liabilities of $55.3 million in the first quarter of 2004 was primarily attributable to commodities transactions and lower liabilities associated with marketing programs, partially offset by an increase in accrued income taxes. Cash used by other assets and liabilities of $81.4 million in the first quarter of 2003 was principally the result of commodities transactions and lower liabilities associated with marketing programs and incentive compensation, partially offset by an increase in accrued income taxes.

The ratio of current assets to current liabilities was 2.0:1 as of April 4, 2004, and 1.9:1 as of December 31, 2003. The Company’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 43% as of April 4, 2004 and December 31, 2003.

Stock Split

On April 21, 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record May 25, 2004. The Company’s stockholders will receive one additional share for each share in their possession on that date. This does not change the proportionate interest a stockholder maintains in the Company. The additional shares will be distributed on June 15, 2004.

Safe Harbor Statement

The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the confectionery and grocery business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; adequacy of the Company’s bad debt reserve; the Company’s ability to implement improvements to and reduce costs associated with the Company’s supply chain; and the Company’s ability to successfully implement its rationalization and realignment initiatives, as discussed in the Company’s 2003 Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.7 million as of December 31, 2003 and April 4, 2004. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $5.5 million as of December 31, 2003, to $1.9 million as of April 4, 2004. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no changes in the Company’s internal control over financial reporting which could materially affect, or are reasonably likely to materially affect, internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1, 3 and 5 have been omitted as not applicable.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (e)
			(in thousands of dollars)
January 1 through
February 1, 2004	--	--	--	$170,567

February 2 through
February 29, 2004	552,800	$ 79.05	261,000	$150,398

March 1 through
April 4, 2004	107,000	$ 83.26	--	$150,398

Total	659,800	$ 79.73	261,000	$150,398

(e)	The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock in December 2002.

Item 4 — Submission of Matters to a Vote of Security Holders

Hershey Foods Corporation’s Annual Meeting of Stockholders was held on April 28, 2004. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

Name	Votes For	Votes Withheld
Jon A. Boscia	392,671,476	1,389,736
Robert H. Campbell	392,596,010	1,465,202
Robert F. Cavanaugh	389,466,693	4,594,519
Gary P. Coughlan	391,268,809	2,792,403
Bonnie G. Hill	390,482,397	3,578,815
Richard H. Lenny	391,207,064	2,854,148
Mackey J. McDonald	392,509,626	1,551,586

The following directors were elected by the holders of the Common Stock voting as a class:

Name	Votes For	Votes Withheld
Harriet Edelman	86,152,696	4,570,356
Marie J. Toulantis	87,909,753	2,813,299

Holders of the Common Stock and the Class B Common Stock voting together approved the appointment of KPMG LLP as the independent auditors for 2004. Stockholders cast 390,732,104 votes FOR the appointment, 2,570,391 votes AGAINST the appointment and ABSTAINED from casting 758,717 votes on the appointment of independent auditors.

No other matters were submitted for stockholder action.

Item 6 — Exhibits and Reports on Form 8-K

a)     Exhibits

        The following items are attached and incorporated herein by reference:

Exhibit 12 – Statement showing computation of ratio of earnings to fixed charges for the three months ended April 4, 2004 and March 30, 2003.

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

b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on April 22, 2004, in connection with the Company’s announcement of sales and earnings for the first quarter of 2004.

A Current Report on Form 8-K was furnished to the SEC on February 9, 2004, in connection with the Company’s announcement of the introduction of the Company’s nutrition bars which will bear the Dr. Barry Sears Zone Diet seal of approval.

A Current Report on Form 8-K was furnished to the SEC on February 18, 2004 in connection with the Company’s announcement reaffirming its stated objectives for full-year net sales and earnings per share-diluted growth.

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

Date: May 12, 2004

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