Form 10-Q
period 2004-07-04
HERSHEY FOODS CORP
filed 2004-08-11
CIK 47111

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 4, 2004

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

Common Stock, $1 par value — 196,709,598 shares, as of July 23, 2004. Class B Common Stock, $1 par value — 60,844,192 shares, as of July 23, 2004.

Exhibit Index – Page 20

HERSHEY FOODS CORPORATION
INDEX

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 4, 2004	June 29, 2003

Net Sales	$893,688	$849,115

Costs and Expenses:
Cost of sales	533,204	515,370
Selling, marketing and administrative	209,561	201,388
Business realignment charge, net	--	3,885

Total costs and expenses	742,765	720,643

Income before Interest and Income Taxes	150,923	128,472
Interest expense, net	15,488	15,544

Income before Income Taxes	135,435	112,928
Income tax (benefit) provision	(11,782)	41,444

Net Income	$147,217	$71,484

Net Income Per Share-Basic - Common Stock	$.58	$.28

Net Income Per Share-Basic - Class B Common Stock	$.53	$.25

Net Income Per Share-Diluted	$.56	$.27

Average Shares Outstanding-Basic - Common Stock	198,068	201,416

Average Shares Outstanding-Basic - Class B Common Stock	60,844	60,844

Average Shares Outstanding-Diluted	261,707	263,966

Cash Dividends Paid per Share:
Common Stock	$.3950	$.3275

Class B Common Stock	$.3575	$.2950

The accompanying notes are an integral part of these statements.

INDEX

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Net Sales	$1,906,777	$1,802,277

Costs and Expenses:
Cost of sales	1,158,836	1,112,249
Selling, marketing and administrative	413,694	388,940
Business realignment charge, net	--	3,885

Total costs and expenses	1,572,530	1,505,074

Income before Interest and Income Taxes	334,247	297,203
Interest expense, net	30,342	30,155

Income before Income Taxes	303,905	267,048
Provision for income taxes	49,541	98,006

Net Income	$254,364	$169,042

Net Income Per Share-Basic - Common Stock	$1.00	$.66

Net Income Per Share-Basic - Class B Common Stock	$.91	$.60

Net Income Per Share-Diluted	$.97	$.64

Average Shares Outstanding-Basic - Common Stock	198,482	203,624

Average Shares Outstanding-Basic - Class B Common Stock	60,844	60,844

Average Shares Outstanding-Diluted	261,871	266,188

Cash Dividends Paid per Share:
Common Stock	$.790	$.655

Class B Common Stock	$.715	$.590

The accompanying notes are an integral part of these statements.

INDEX

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
JULY 4, 2004 AND DECEMBER 31, 2003
(in thousands of dollars)

ASSETS	2004	2003
Current Assets:
Cash and cash equivalents	$19,475	$114,793
Accounts receivable - trade	256,657	407,612
Inventories	721,503	492,859
Deferred income taxes	21,741	13,285
Prepaid expenses and other	156,045	103,020

Total current assets	1,175,421	1,131,569

Property, Plant and Equipment, at cost	3,304,282	3,227,023
Less-accumulated depreciation and amortization	(1,633,420)	(1,565,084)

Net property, plant and equipment	1,670,862	1,661,939

Goodwill	374,803	388,960
Other Intangibles	38,334	38,511
Other Assets	348,409	361,561

Total assets	$3,607,829	$3,582,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$160,822	$132,222
Accrued liabilities	377,958	416,181
Accrued income taxes	--	24,898
Short-term debt	99,610	12,032
Current portion of long-term debt	979	477

Total current liabilities	639,369	585,810
Long-term Debt	969,561	968,499
Other Long-term Liabilities	383,004	370,776
Deferred Income Taxes	300,612	377,589

Total liabilities	2,292,546	2,302,674

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2004 and 2003	--	--
Common Stock, shares issued:
299,057,552 in 2004 and 149,528,776 on a pre-split basis in 2003	299,057	149,528
Class B Common Stock, shares issued:
60,844,192 in 2004 and 30,422,096 on a pre-split basis in 2003	60,844	30,422
Additional paid-in capital	17,151	4,034
Unearned ESOP compensation	(7,984)	(9,580)
Retained earnings	3,238,544	3,263,988
Treasury-Common Stock shares at cost:
102,383,154 in 2004 and 100,842,278 in 2003	(2,255,259)	(2,147,441)
Accumulated other comprehensive loss	(37,070)	(11,085)

Total stockholders' equity	1,315,283	1,279,866

Total liabilities and stockholders' equity	$3,607,829	$3,582,540

The accompanying notes are an integral part of these balance sheets.

INDEX

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 4, 2004	June 29, 2003
Cash Flows Provided from (Used by) Operating Activities
Net Income	$254,364	$169,042
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	93,980	88,071
Deferred income taxes	(75,122)	10,774
Business realignment initiatives	--	3,885
Changes in assets and liabilities:
Accounts receivable - trade	150,955	140,596
Inventories	(208,644)	(130,641)
Accounts payable	28,600	9,786
Other assets and liabilities	(98,583)	(165,950)

Net Cash Flows Provided from Operating Activities	145,550	125,563

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(106,437)	(78,921)
Capitalized software additions	(8,486)	(8,021)

Net Cash Flows (Used by) Investing Activities	(114,923)	(86,942)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	87,578	31,326
Repayment of long-term debt	(570)	(7,566)
Cash dividends paid	(99,857)	(84,224)
Exercise of stock options	55,501	29,410
Incentive plan transactions	(73,012)	(34,384)
Repurchase of Common Stock	(95,585)	(252,228)

Net Cash Flows (Used by) Financing Activities	(125,945)	(317,666)

Decrease in Cash and Cash Equivalents	(95,318)	(279,045)
Cash and Cash Equivalents, beginning of period	114,793	297,743

Cash and Cash Equivalents, end of period	$19,475	$18,698

Interest Paid	$29,976	$31,601

Income Taxes Paid	$151,194	$136,119

The accompanying notes are an integral part of these statements.

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 4, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, because of the seasonal effects of the Company’s business. For more information, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

2.         STOCK SPLIT AND NET INCOME PER SHARE — BASIC

On April 21, 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 25, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. The additional shares were distributed on June 15, 2004. All shares and per share amounts have been adjusted for the two-for-one stock split.

Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”), provides guidance on the calculation and disclosure of earnings per share (“EPS”). SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. In deliberations regarding the application of SFAS No. 128, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus requiring the use of the two-class method of computing EPS for those enterprises with participating securities or multiple classes of common stock through EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF No. 03-6”).

The Company has two classes of common stock, Common Stock and Class B Common Stock (“Class B Stock”). With respect to dividend rights, the Common Stock is entitled to cash dividends ten percent higher than those declared and paid on the Class B Stock. Under EITF No. 03-6, the Class B Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share – basic, rather than the if-converted method as previously used. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Net income per share – basic reflects the application of EITF No. 03-6 and was computed using the two-class method for all periods presented. The shares of Class B Stock are considered to be participating convertible securities since the shares of Class B Stock are convertible on a one-for-one basis into shares of Common Stock. Net income per share — diluted has been computed using the if-converted method.

3.         EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of July 4, 2004, the Company had two stock-based employee compensation plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

INDEX

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29,2003
(in thousands of dollars except per share amounts)

Net Income, as reported	$ 147,217	$ 71,484	$ 254,364	$ 169,042

Deduct: Total stock-based employee
compensation expense determined under fair
value method, net of related tax effects	(3,036)	(3,975)	(6,096)	(7,660)

Pro Forma Net Income	$ 144,181	$ 67,509	$ 248,268	$ 161,382

Net Income Per Share - Basic as reported:
Common Stock	$ .58	$ .28	$ 1.00	$ .66

Class B Stock	$ .53	$ .25	$ .91	$ .60

Net Income Per Share - Basic pro forma:
Common Stock	$ .57	$ .26	$ .98	$ .63

Class B Stock	$ .52	$ .24	$ .89	$ .57

Net Income Per Share - Diluted as reported	$ .56	$ .27	$ .97	$ .64

Net Income Per Share - Diluted pro forma	$ .55	$ .26	$ .95	$ .61

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first six months of 2004 and 2003, respectively: dividend yields of 2.0% and 2.0%; expected volatility of 26% and 28%; risk-free interest rates of 3.7% and 3.6%; and expected lives of 6.5 years and 6.4 years.

4.     BUSINESS REALIGNMENT INITIATIVES

In July 2003, the Company announced a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization.

As of December 31, 2003, the liability balance, primarily relating to charges for employee termination, sales office closing and relocation costs, was $8.8 million. Cash payments during the first half of 2004 reduced the liability balance to $5.1 million as of July 4, 2004. For more information on the business realignment initiatives recorded in 2003, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

5.       INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Six Months Ended
	July 4, 2004	June 29, 2003
	(in thousands of dollars)

Interest expense	$33,643	$32,327
Interest income	(901)	(1,396)
Capitalized interest	(2,400)	(776)

Interest expense, net	$30,342	$30,155

INDEX

6.         NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4,2004	June 29,2003	July 4,2004	June 29,2003
	(in thousands of dollars except per share amounts)

Net Income	$147,217	$71,484	$254,364	$169,042

Weighted-average shares-Basic:
Common Stock	198,068	201,416	198,482	203,624
Class B Stock	60,844	60,844	60,844	60,844

Total weighted-average shares-Basic	258,912	262,260	259,326	264,468

Effect of dilutive securities:
Employee stock options	2,651	1,640	2,410	1,628
Performance and restricted stock units	144	66	135	92

Weighted-average shares - Diluted	261,707	263,966	261,871	266,188

Net Income Per Share - Basic:
Common Stock	$.58	$.28	$1.00	$.66

Class B Stock	$.53	$.25	$.91	$.60

Net Income Per Share - Diluted	$.56	$.27	$.97	$.64

Employee stock options for 2,400 shares and 6,190,488 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended July 4, 2004 and June 29, 2003, respectively.

Employee stock options for 59,200 shares and 6,190,488 shares were anti-dilutive and were excluded from the earnings per share calculation for the six months ended July 4, 2004 and June 29, 2003, respectively.

7.         DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $4.8 million and $8.2 million for the three-month and six-month periods ended July 4, 2004, respectively. Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $10.6 million and $19.9 million for the three-month and six-month periods ended June 29, 2003, respectively. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of losses of $3.4 million and $9.5 million for the three months and six months ended July 4, 2004, respectively, were associated with commodities futures contracts. Prior year reclassifications for commodities futures contracts reflected gains of $10.0 million and $22.8 million for the three months and six months ended June 29, 2003, respectively. Losses on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.8 million before tax for the three months ended July 4, 2004, offsetting a gain of $.8 million that was recognized in the first quarter. Gains on cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness totaled approximately $.4 million for both the three months and six months ended June 29, 2003. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no

INDEX

components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of July 4, 2004, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $15.9 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

8.         COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
	(in thousands of dollars)

Net income	$147,217	$71,484	$254,364	$169,042

Other comprehensive income (loss):
Foreign currency translation adjustments	(5,409)	19,609	(8,240)	32,790
Minimum pension liability adjustments,
net of tax	--	--	--	(2,092)
Losses on cash flow hedging derivatives,
net of tax	(4,834)	(10,634)	(8,248)	(19,889)

Add: Reclassification adjustments,
net of tax	(3,411)	(10,003)	(9,498)	(22,804)

Other comprehensive loss	(13,654)	(1,028)	(25,986)	(11,995)

Comprehensive income	$133,563	$70,456	$228,378	$157,047

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) On Cash Flow Hedging Derivatives	Accumulated Other Comprehensive (Loss) Income
	(in thousands of dollars)

Balance as of December 31, 2003	$(38,137)	$(1,178)	$28,230	$(11,085)
Current period (charge), gross	(8,240)	--	(13,174)	(21,414)
Income tax benefit	--	--	4,927	4,927
Reclassification adjustments
(charge), gross	--	--	(14,945)	(14,945)
Income tax benefit	--	--	5,447	5,447

Balance as of July 4, 2004	$(46,377)	$(1,178)	$10,485	$(37,070)

INDEX

9.     INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	July 4, 2004	December 31, 2003
	(in thousands of dollars)

Raw materials	$225,112	$158,859
Goods in process	87,612	53,744
Finished goods	472,907	327,415

Inventories at FIFO	785,631	540,018
Adjustment to LIFO	(64,128)	(47,159)

Total inventories	$721,503	$492,859

The increase in raw material inventories as of July 4, 2004, reflected the seasonal timing of deliveries to support manufacturing requirements and higher ingredient costs in 2004. Finished goods inventories were higher as of July 4, 2004 to support anticipated sales levels in the third quarter of 2004.

10.         LONG-TERM DEBT

In August 1997, the Company filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of July 4, 2004, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

11.         FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 4, 2004 and December 31, 2003, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $970.5 million as of July 4, 2004, compared with a fair value of $1,091.7 million, based on quoted market prices for the same or similar debt issues.

As of July 4, 2004, the Company had foreign exchange forward contracts and options maturing in 2004 and 2005 to purchase $66.4 million in foreign currency, primarily Canadian dollars and British sterling, and to sell $22.9 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of July 4, 2004, the fair value of foreign exchange forward contracts and options was a liability of $.3 million. As of December 31, 2003, the fair value of foreign exchange forward contracts and options was an asset of $1.6 million. The Company does not hold or issue financial instruments for trading purposes.

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

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $3.2 million and $5.2 million as of July 4, 2004 and December 31, 2003, respectively. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

INDEX

12.     PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

        Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
		(in thousands of dollars)

Service cost	$10,416	$10,357	$971	$760
Interest cost	13,176	13,050	4,756	3,751
Expected return on plan assets	(19,076)	(14,880)	--	--
Amortization of prior service cost	1,053	1,168	(387)	(327)
Amortization of unrecognized
transition balance	28	(75)	--	--
Recognized net actuarial loss	2,555	4,469	1,206	634
Administrative expenses	107	129	--	--

Net periodic benefits cost	$8,259	$14,218	$6,546	$4,818

Employer contributions of $.5 million and $4.9 million were made during the second quarter of 2004 to the Company’s pension plans and other benefits plans, respectively. In the second quarter of 2003, the Company contributed $14.2 million and $5.6 million to the Company’s pension and other benefits plans, respectively. The contributions during the second quarter of 2004 and 2003 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans.

	Pension Benefits		Other Benefits
	For the Six Months Ended		For the Six Months Ended
	July 4, 2004	June 29, 2003	July 4, 2004	June 29, 2003
		(in thousands of dollars)

Service cost	$21,730	$19,516	$1,962	$1,856
Interest cost	26,449	25,465	9,535	9,326
Expected return on plan assets	(38,243)	(29,778)	--	--
Amortization of prior service cost	2,076	2,244	(790)	(828)
Amortization of unrecognized
transition balance	58	(164)	--	--
Recognized net actuarial loss	4,998	8,188	2,430	1,585
Administrative expenses	260	259	--	--

Net periodic benefits cost	$17,328	$25,730	$13,137	$11,939

Employer contributions of $1.4 million and $11.0 million were made during the first six months of 2004 to the Company’s pension plans and other benefits plans, respectively. In the first six months of 2003, the Company contributed $17.2 million and $10.2 million to the Company’s pension and other benefits plans, respectively. The contributions in 2004 and 2003 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans. For 2004, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. However, the Company may choose to make contributions in 2004 to improve the funded status. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

13.         SHARE REPURCHASES

In December 2002, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock. Under this program, a total of 12,061,000 shares of Common Stock was purchased through July 4, 2004 for $425.0 million. As of July 4, 2004, a total of 102,383,154

INDEX

shares were held as Treasury Stock and $75.0 million remained available for repurchases of Common Stock under the repurchase program.

14.     INCOME TAXES

The Company’s provision for income taxes, accrued income taxes and deferred income taxes are based upon income, statutory tax rates, the legal structure of the Company and interpretation of tax laws. As a matter of course, the Company is regularly audited by Federal, state and foreign tax authorities. From time to time, these audits result in assessments of additional tax. The Company maintains reserves for such assessments. The reserves are determined based upon the Company’s judgment of assessment risk and are adjusted, from time to time, based upon changing facts and circumstances, such as receiving audit assessments or clearing of an item for which a reserve has been established. A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues were concluded during the second quarter of 2004. Based upon the results of the audits, the income tax contingency reserves were adjusted resulting in a reduction of income tax reserves by $73.7 million, reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to acquisition and divestiture matters, as well as deductibility and timing of certain expenses and also included interest on potential assessments.

15.    PENDING ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an exposure draft of Proposed Statement of Financial Accounting Standards, Share-Based Payment, an amendment of FASB Statements No. 123 and 95. This proposed Statement addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

If the proposed statement were adopted by the Company as currently written, it would require that compensation expense be recorded for employee stock options vesting or granted subsequent to December 31, 2004. The impact on earnings per share-diluted of expensing stock options will be dependent upon the final pronouncement issued by the FASB and the method to be used for valuation of stock options determined by the Company. The impact could range from approximately $.06 to $.08 per share-diluted, assuming option grants continue at the same level as in 2003. For more information on the Company’s stock-based employee compensation plans, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2 (“FSP”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The FSP also requires those employers to provide certain disclosures regarding the effect of the Federal subsidy provided by the Act. The accumulated post-retirement benefits obligation or net periodic post-retirement benefits cost in the consolidated financial statements or accompanying notes do not reflect the effects of the Act on the Company’s post-retirement benefit plans. The Company is in the process of determining the impact of the Act on the accumulated post-retirement benefits obligation and net periodic post-retirement benefits cost to be recorded when the FSP is effective, which currently is scheduled for the third quarter of 2004.

16.    SUBSEQUENT EVENTS

On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from Hershey Trust Company, as Trustee of the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares.

On July 28, 2004, the Company entered into a 364-Day Credit Agreement (the “Credit Agreement”) which establishes a credit facility under which the Company may borrow up to $500 million with the option to increase borrowings by an additional $300 million with the concurrence of the lenders. In addition to the Credit Agreement, the Company also maintains short-term and long-term committed credit facilities (together the “Existing Facilities”) with a syndicate of banks in the amount of $400 million. The Company may increase borrowings under the Existing Facilities to $1.0 billion with the concurrence of the banks. Information about the Existing Facilities is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

INDEX

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Second Quarter 2004 vs. Second Quarter 2003

Net sales for the second quarter increased $44.6 million, or 5%, from 2003.  Net sales were favorably impacted by increased sales volume, especially within the United States, primarily reflecting volume growth from the introduction of new products and limited edition items.  The impact of higher selling prices compared with the second quarter of 2003 also contributed to the sales increase.  Net sales in the Company’s Canadian and Brazilian businesses also increased, primarily due to the impact of favorable foreign currency exchange rates.  Sales in the second quarter of 2004 were unfavorably affected by the divestiture of certain gum brands in September 2003, lower sales of remaining gum brands, and higher promotion allowances and returns, discounts and allowances, relating primarily to the sales volume growth.

Cost of sales for the quarter increased $17.8 million, or 3%, from 2003 to 2004.  The cost increase was primarily caused by the higher sales volume and higher raw material costs, principally associated with increased cocoa prices. The cost of sales increase was offset somewhat by reduced costs resulting from improved efficiencies in manufacturing and logistics operations. Gross margin increased from 39.3% in 2003 to 40.3% in 2004. The margin expansion reflected improved supply chain productivity as well as higher selling prices and a favorable sales mix. These margin improvements were partially offset by increases in raw material costs and promotional allowances.

Selling, marketing and administrative expenses for the second quarter of 2004 increased 4% from the comparable period in 2003, primarily reflecting increased employee compensation costs and the impact of currency exchange rates compared with the prior year, partially offset by lower advertising expense. Selling, marketing and administrative expenses declined from 23.7% of sales in 2003 to 23.4% in 2004.

Net interest expense in the second quarter of 2004 was $.1 million lower than the comparable period of 2003, primarily reflecting higher capitalized interest, substantially offset by increased fixed interest expense.

The non-cash reduction of income tax expense in the quarter resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of $61.1 million in income tax expense. The income tax contingency reserve adjustments related primarily to acquisition and divestiture matters, as well as deductibility and timing of certain expenses and also included interest on potential assessments. The effective income tax rates for the second quarters of 2004 and 2003 are not comparable because the Company’s provision for income taxes was benefited by the $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004.  The effective income tax rate for the second quarter of 2004, excluding the impact of the adjustment, was 36.4%.

Net income for the second quarter increased $75.7 million, or 106%, from 2003 to 2004, and net income per share — diluted increased $.29, or 107%. Net income for the second quarter of 2004 was favorably impacted by the $61.1 million adjustment to the Federal and state income tax contingency reserves. Net business realignment charges reduced net income in the second quarter of 2003 by $2.5 million after tax.

Results of Operations — First Six Months 2004 vs. First Six Months 2003

Net sales for the first six months of 2004 increased $104.5 million, or 6% from the comparable period of 2003. Sales were positively impacted by favorable sales volume, especially within the United States, primarily reflecting strong sales of higher margin instant consumable items driven by the introduction of innovative new products and line extensions. The impact of higher selling prices compared with the first half of 2003 also contributed to the sales growth. Net sales of the Company’s Canadian, Mexican and Brazilian businesses also increased as a result of increased sales volume and the impact of favorable foreign currency exchange rates, particularly in Canada. Sales were unfavorably affected by the divestiture of certain gum brands in September 2003, lower sales of remaining gum brands, and higher promotion allowances and returns, discounts and allowances, relating primarily to the sales volume growth. The results of the Company’s Asian operations, particularly in China, continued to be below expectations through the first half of 2004. Consequently, management changes were made and the Company is reexamining its business model for this part of the world.

Cost of sales for the first six months increased $46.6 million, or 4%, from the comparable period of 2003. The cost increase was primarily caused by higher sales volume and higher raw material costs, principally associated with increased cocoa prices. The cost of sales increase was partially offset by efficiency improvements in manufacturing and logistics operations. Gross margin increased from 38.3% in 2003 to 39.2% in 2004. The margin expansion reflected higher selling prices and an improved sales mix as well as lower manufacturing and logistics costs. These margin improvements were partially offset by increases in raw material costs and promotional allowances.

INDEX

Selling, marketing and administrative expenses for the first six months of 2004 increased by 6% over the comparable period of 2003, primarily attributable to higher employee compensation costs as well as increased consumer promotion expenses. Selling, marketing and administrative expenses, as a percentage of sales, increased from 21.6% for the first six months of 2003 to 21.7% for the comparable period of 2004.

Net pre-tax business rationalization and realignment charges of $3.9 million recorded in the first half of 2003 were principally associated with asset impairment charges resulting from production line rationalization and the elimination of non-strategic brands and products.

Net interest expense in the first six months increased $.2 million, primarily reflecting higher short-term and fixed interest expense, substantially offset by higher capitalized interest.

The effective income tax rate for the first six months of 2004 was 16.3% compared with 36.7% for the comparable period of 2003. The lower effective income tax rate for the first six months of 2004 resulted from a $61.1 million reduction to the provision for income taxes related to the adjustment to income tax contingency reserves recorded in the second quarter of 2004. The effective income tax rate for the first six months of 2004, excluding the impact of the income tax contingency reserve adjustment, was 36.4%.

Net income was $254.4 million in the first six months of 2004 as compared to $169.0 million in the comparable period of 2003. Earnings per share-diluted was $.97, a 52% increase from $.64 per share for the same period last year. Net income for the first six months of 2004 was favorably impacted by the $61.1 million adjustment to the Federal and state tax contingency reserves. Net business realignment charges reduced net income for the first six months of 2003 by $2.5 million after tax.

Liquidity and Capital Resources

Historically, the Company’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first six months of 2004, the Company’s cash and cash equivalents decreased by $95.3 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to fund capital expenditures and capitalized software expenditures of $114.9 million, dividend payments of $99.9 million, and the repurchase of 2.2 million shares of the Company’s Common Stock for $95.6 million. Cash used by other assets and liabilities of $98.6 million was primarily attributable to commodity transactions, higher prepaid taxes and advertising, and lower liabilities associated with marketing programs and taxes payable. Cash used by deferred income taxes reflects the $73.7 million reduction to deferred tax liabilities resulting from the adjustment to reserves for Federal and state income tax contingencies recorded in the second quarter which offsets the non-cash impact of the adjustments to the provision for income taxes and goodwill. Cash used by other assets and liabilities in the second quarter of 2003 was principally the result of commodities transactions and prepaid taxes and advertising.

The ratio of current assets to current liabilities was 1.8:1 as of July 4, 2004, and 1.9:1 as of December 31, 2003. The Company’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 45% as of July 4, 2004 and 43% as of December 31, 2003.

Stock Split

On April 21, 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record May 25, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. The additional shares were distributed on June 15, 2004. All shares and per share amounts have been adjusted for the two-for-one stock split.

Subsequent Events

On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from Hershey Trust Company, as Trustee of the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares.

On July 28, 2004, the Company entered into a 364-Day Credit Agreement (the “Credit Agreement”) which establishes a credit facility under which the Company may borrow up to $500 million with the option to increase borrowings by an

INDEX

additional $300 million with the concurrence of the lenders. In addition to the Credit Agreement, the Company also maintains short-term and long-term committed credit facilities (together the “Existing Facilities”) with a syndicate of banks in the amount of $400 million. The Company may increase borrowings under the Existing Facilities to $1.0 billion with the concurrence of the banks. Information about the Existing Facilities is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.7 million as of December 31, 2003 and $.4 million as of July 4, 2004. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $5.5 million as of December 31, 2003, to $1.4 million as of July 4, 2004. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

INDEX

PART II — OTHER INFORMATION

Items 1, 3, 4 and 5 have been omitted as not applicable.

Item 2 — Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Issuer Purchases of Equity Securities*

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands of dollars)

January 1 through
February 1, 2004	--	--	--	$170,567

February 2 through
February 29, 2004	1,105,600	$ 39.53	522,000	$150,398

March 1 through
April 4, 2004	214,000	$ 41.63	--	$150,398

April 5 through
May 2, 2004	194,600	$ 44.81	74,600	$147,060

May 3 through
May 30, 2004	2,187,400	$ 44.57	1,531,400	$ 78,739

May 31 through
July 4, 2004	220,400	$ 44.35	84,600	$ 74,982

Total	3,922,000	$ 42.99	2,212,600	$ 74,982

        *All shares and per share amounts have been adjusted for the two-for-one stock split effected in the second quarter of 2004.

        (1) The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock in December 2002.

INDEX

Item 6 — Exhibits and Reports on Form 8-K

a) Exhibits

        The following items are attached and incorporated herein by reference:

Exhibit 12 – Statement showing computation of ratio of earnings to fixed charges for the six months ended July 4, 2004 and June 29, 2003.

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

b)     Reports on Form 8-K

A Current Report on Form 8-K was furnished to the SEC on July 28, 2004, in connection with the Company’s announcement that it had purchased 11,281,589 shares of its Common Stock from Hershey Trust Company, as Trustee of the Milton Hershey School Trust, in a privately negotiated transaction for approximately $500 million.

A Current Report on Form 8-K was filed with the SEC on July 28, 2004, in connection with the Company’s announcement that it had entered into a 364-Day Credit Agreement.

A Current Report on Form 8-K was furnished to the SEC on July 22, 2004, in connection with the Company’s announcement of sales and earnings for the second quarter of 2004.

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

Date: August 11, 2004

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