Form 10-Q
period 2004-10-03
HERSHEY FOODS CORP
filed 2004-11-10
CIK 47111

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 3, 2004

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

Common Stock, $1 par value — 185,241,222 shares, as of October 22, 2004. Class B Common Stock, $1 par value — 60,842,192 shares, as of October 22, 2004.

Exhibit Index – Page 22

HERSHEY FOODS CORPORATION

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	October 3, 2004	September 28, 2003
Net Sales	$1,254,508	$1,191,019

Costs and Expenses:
Cost of sales	756,408	724,185
Selling, marketing and administrative	216,696	212,107
Business realignment charge, net	--	8,564
Gain on sale of business	--	(8,330)

Total costs and expenses	973,104	936,526

Income before Interest and Income Taxes	281,404	254,493

Interest expense, net	18,252	17,258

Income before Income Taxes	263,152	237,235

Provision for income taxes	96,923	86,263

Income before Cumulative Effect of Accounting Change	166,229	150,972

Cumulative effect of accounting change, net of $4,933 tax benefit	--	7,368

Net Income	$166,229	$143,604

Earnings Per Share - Basic - Common Stock
Income before Cumulative Effect of Accounting Change	$.68	$.59
Cumulative Effect of Accounting Change	--	(.03)

Net Income	$.68	$.57

Earnings Per Share - Basic - Class B Common Stock
Income before Cumulative Effect of Accounting Change	$.62	$.54
Cumulative Effect of Accounting Change	--	(.03)

Net Income	$.62	$.51

Earnings Per Share - Diluted
Income before Cumulative Effect of Accounting Change	$.66	$.57
Cumulative Effect of Accounting Change	--	(.03)

Net Income	$.66	$.55

Average Shares Outstanding-Basic - Common Stock	188,726	200,460

Average Shares Outstanding-Basic - Class B Common Stock	60,843	60,844

Average Shares Outstanding-Diluted	252,683	263,298

Cash Dividends Paid per Share:
Common Stock	$.2200	$.1975

Class B Common Stock	$.2000	$.1788

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Net Sales	$3,161,285	$2,993,296

Costs and Expenses:
Cost of sales	1,915,244	1,836,434
Selling, marketing and administrative	630,390	601,047
Business realignment charge, net	--	12,449
Gain on sale of business	--	(8,330)

Total costs and expenses	2,545,634	2,441,600

Income before Interest and Income Taxes	615,651	551,696

Interest expense, net	48,594	47,413

Income before Income Taxes	567,057	504,283

Provision for income taxes	146,464	184,269

Income before Cumulative Effect of Accounting Change	420,593	320,014

Cumulative effect of accounting change, net of $4,933 tax benefit	--	7,368

Net Income	$420,593	$312,646

Earnings Per Share - Basic - Common Stock
Income before Cumulative Effect of Accounting Change	$1.68	$1.24
Cumulative Effect of Accounting Change	--	(.03)

Net Income	$1.68	$1.21

Earnings Per Share - Basic - Class B Common Stock
Income before Cumulative Effect of Accounting Change	$1.53	$1.12
Cumulative Effect of Accounting Change	--	(.03)

Net Income	$1.53	$1.09

Earnings Per Share - Diluted
Income before Cumulative Effect of Accounting Change	$1.62	$1.21
Cumulative Effect of Accounting Change	--	(.03)

Net Income	$1.62	$1.18

Average Shares Outstanding-Basic - Common Stock	195,288	202,561

Average Shares Outstanding-Basic - Class B Common Stock	60,844	60,844

Average Shares Outstanding-Diluted	258,866	265,229

Cash Dividends Paid per Share:
Common Stock	$.6150	$.5250

Class B Common Stock	$.5575	$.4738

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

HERSHEY FOODS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	October 3,	December 31,
ASSETS	2004	2003

Current Assets:
Cash and cash equivalents	$87,389	$114,793
Accounts receivable - trade	484,197	407,612
Inventories	643,549	492,859
Deferred income taxes	18,024	13,285
Prepaid expenses and other	117,015	103,020

Total current assets	1,350,174	1,131,569

Property, Plant and Equipment, at cost	3,316,009	3,227,023
Less-accumulated depreciation and amortization	(1,648,218)	(1,565,084)

Net property, plant and equipment	1,667,791	1,661,939

Goodwill	377,762	388,960
Other Intangibles	38,222	38,511
Other Assets	352,774	361,561

Total assets	$3,786,723	$3,582,540

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$154,890	$132,222
Accrued liabilities	424,399	416,181
Accrued income taxes	19,924	24,898
Short-term debt	562,078	12,032
Current portion of long-term debt	979	477

Total current liabilities	1,162,270	585,810
Long-term Debt	968,956	968,499
Other Long-term Liabilities	394,933	370,776
Deferred Income Taxes	320,055	377,589

Total liabilities	2,846,214	2,302,674

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2004 and 2003	--	--
Common Stock, shares issued:
299,059,552 in 2004 and 149,528,776 on a pre-split basis in 2003	299,059	149,528
Class B Common Stock, shares issued:
60,842,192 in 2004 and 30,422,096 on a pre-split basis in 2003	60,842	30,422
Additional paid-in capital	22,019	4,034
Unearned ESOP compensation	(7,185)	(9,580)
Retained earnings	3,351,860	3,263,988
Treasury-Common Stock shares at cost:
113,822,530 in 2004 and 50,421,139 on a pre-split basis in 2003	(2,774,636)	(2,147,441)
Accumulated other comprehensive loss	(11,450)	(11,085)

Total stockholders' equity	940,509	1,279,866

Total liabilities and stockholders' equity	$3,786,723	$3,582,540

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

HERSHEY FOODS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
Cash Flows Provided from (Used by) Operating Activities
Net Income	$420,593	$312,646
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	141,115	133,852
Deferred income taxes	(58,749)	(6,387)
Business realignment initiatives	--	12,449
Gain on sale of business	--	(8,330)
Cumulative effect of accounting change	--	7,368
Changes in assets and liabilities:
Accounts receivable - trade	(76,585)	(166,694)
Inventories	(139,190)	(60,965)
Accounts payable	22,668	(7,040)
Other assets and liabilities	53,565	(128,173)

Net Cash Flows Provided from Operating Activities	363,417	88,726

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(144,794)	(130,811)
Capitalized software additions	(10,886)	(13,132)
Proceeds from business divestiture	--	20,049

Net Cash Flows (Used by) Investing Activities	(155,680)	(123,894)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	550,046	219,883
Repayment of long-term debt	(604)	(7,600)
Cash dividends paid	(152,770)	(134,546)
Exercise of stock options	67,096	37,217
Incentive plan transactions	(81,933)	(48,432)
Repurchase of Common Stock	(616,976)	(299,252)

Net Cash Flows (Used by) Financing Activities	(235,141)	(232,730)

Decrease in Cash and Cash Equivalents	(27,404)	(267,898)
Cash and Cash Equivalents, beginning of period	114,793	297,743

Cash and Cash Equivalents, end of period	$87,389	$29,845

Interest Paid	$61,820	$56,261

Income Taxes Paid	$181,748	$156,417

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

HERSHEY FOODS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Hershey Foods Corporation, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 3, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, because of the seasonal effects of the Company’s business. Earnings per share for Income before Cumulative Effect of Accounting Change, Cumulative Effect of Accounting Change and Net Income for 2003 on the Consolidated Statements of Income may not be additive due to rounding differences resulting from calculations using weighted average shares outstanding during each period presented. For more information, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

2.        STOCK SPLIT AND NET INCOME PER SHARE — BASIC

On April 21, 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 25, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. The additional shares were distributed on June 15, 2004. All shares and per share amounts set forth in this report have been adjusted for the two-for-one stock split. Cash Dividends Paid per Share for Common Stock and Class B Common Stock (“Class B Stock”) on the Consolidated Statements of Income included in the Quarterly Report on Form 10-Q for the period ended July 4, 2004, were inadvertently not adjusted for the two-for-one stock split. After adjusting for the stock split, Cash Dividends Paid per Share for the Common Stock were $.1975 and $.1638 and for the Class B Stock were $.1788 and $.1475, respectively, for the three months ended July 4, 2004 and June 29, 2003. Cash Dividends Paid per Share for the Common Stock were $.395 and $.3275 and for the Class B Stock were $.3575 and $.295, respectively, for the six months ended July 4, 2004, and June 29, 2003.

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

The Company has two classes of common stock, Common Stock and Class B Stock. With respect to dividend rights, the Common Stock is entitled to cash dividends ten percent higher than those declared and paid on the Class B Stock. Under EITF No. 03-6, the Class B Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share – basic, rather than the if-converted method as previously used. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Net income per share – basic reflects the application of EITF No. 03-6 and was computed using the two-class method for all periods presented. The shares of Class B Stock are considered to be participating convertible securities since the shares of Class B Stock are convertible on a one-for-one basis into shares of Common Stock. Net income per share — diluted has been computed using the if-converted method.

3.         EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of October 3, 2004, the Company had two stock-based employee compensation plans, the Key Employee Incentive Plan and the Broad Based Stock Option Plan, which are described in the Company’s 2003 Annual Report on Form 10-K. In July 2004, the Company announced a worldwide stock option grant under the Broad Based Stock Option Plan which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of ten years and will vest on July 19, 2009. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to

INDEX

Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
(in thousands of dollars except per share amounts)

Net Income, as reported	$ 166,229	$ 143,604	$ 420,593	$ 312,646

Deduct: Total stock-based employee
compensation expense determined under fair
value method, net of related tax effects	(3,712)	(3,999)	(9,803)	(11,659)

Pro Forma Net Income	$ 162,517	$ 139,605	$ 410,790	$ 300,987

Net Income Per Share - Basic as reported:
Common Stock	$ .68	$ .57	$ 1.68	$ 1.21

Class B Stock	$ .62	$ .51	$ 1.53	$ 1.09

Net Income Per Share - Basic pro forma:
Common Stock	$ .67	$ .55	$ 1.64	$ 1.17

Class B Stock	$ .61	$ .50	$ 1.49	$ 1.05

Net Income Per Share - Diluted as reported	$ .66	$ .55	$ 1.62	$ 1.18

Net Income Per Share - Diluted pro forma	$ .64	$ .53	$ 1.59	$ 1.13

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first nine months of 2004 and 2003, respectively: dividend yields of 2.0% and 2.0%; expected volatility of 26% and 28%; risk-free interest rates of 3.7% and 3.6%; and expected lives of 6.5 years and 6.4 years.

4.        BUSINESS REALIGNMENT INITIATIVES

In July 2003, the Company announced a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization.

As of December 31, 2003, the liability balance, primarily relating to charges for employee termination, sales office closing and relocation costs, was $8.8 million. Cash payments during the first nine months of 2004 reduced the liability balance to $4.4 million as of October 3, 2004. For more information on the business realignment initiatives recorded in 2003, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

INDEX

5.        INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Nine Months Ended
	October 3, 2004	September 28, 2003
	(in thousands of dollars)

Interest expense	$52,326	$50,068
Interest income	(1,135)	(1,499)
Capitalized interest	(2,597)	(1,156)

Interest expense, net	$48,594	$47,413

6.          NET INCOME PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
	(in thousands of dollars except per share amounts)

Net Income	$166,229	$143,604	$420,593	$312,646

Weighted-average shares - Basic:
Common Stock	188,726	200,460	195,288	202,561
Class B Stock	60,843	60,844	60,844	60,844

Total weighted-average shares - Basic	249,569	261,304	256,132	263,405

Effect of dilutive securities:
Employee stock options	2,938	1,908	2,586	1,722
Performance and restricted stock units	176	86	148	102

Weighted-average shares - Diluted	252,683	263,298	258,866	265,229

Net Income Per Share - Basic:
Common Stock	$.68	$.57	$1.68	$1.21

Class B Stock	$.62	$.51	$1.53	$1.09

Net Income Per Share - Diluted	$.66	$.55	$1.62	$1.18

Employee stock options for 18,375 shares and 64,150 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended October 3, 2004 and September 28, 2003, respectively.

Employee stock options for 59,200 shares and 6,190,488 shares were anti-dilutive and were excluded from the earnings per share calculation for the nine months ended October 3, 2004 and September 28, 2003, respectively.

INDEX

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

Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income were $21.4 million and $13.1 million for the three-month and nine-month periods ended October 3, 2004, respectively. Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income were $2.9 million and $22.8 million for the three-month and nine-month periods ended September 28, 2003, respectively. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $9.4 million and $18.9 million for the three months and nine months ended October 3, 2004, respectively, were associated with commodities futures contracts. Prior year reclassifications for commodities futures contracts reflected gains of $14.8 million and $37.6 million for the three months and nine months ended September 28, 2003, respectively. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.8 million before tax for the three months and nine months ended October 3, 2004. Pre-tax effects on income of cash flow hedging derivatives recognized in cost of sales as a result of hedge ineffectiveness were a loss of $.1 million and a gain of $.4 million for the three months and nine months ended September 28, 2003, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of October 3, 2004, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $16.1 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

8.        COMPREHENSIVE INCOME

Comprehensive income consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
	(in thousands of dollars)

Net income	$166,229	$143,604	$420,593	$312,646

Other comprehensive income (loss):
Foreign currency translation adjustments	13,663	(890)	5,423	31,900
Minimum pension liability adjustments,
net of tax	--	--	--	(2,092)
Gains (losses) on cash flow hedging derivatives,
net of tax	21,390	(2,864)	13,142	(22,753)

Add: Reclassification adjustments,
net of tax	(9,433)	(14,829)	(18,931)	(37,633)

Other comprehensive income (loss)	25,620	(18,583)	(366)	(30,578)

Total comprehensive income	$191,849	$125,021	$420,227	$282,068

INDEX

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	Foreign Currency Translation Adjustments	Minimum Pension Liability Adjustments	Gains (Losses) On Cash Flow Hedging Derivatives	Accumulated Other Comprehensive (Loss) Income
	(in thousands of dollars)

Balance as of December 31, 2003	$(38,137)	$(1,178)	$28,230	$(11,085)
Current period credit, gross	5,423	--	20,462	25,885
Income tax expense	--	--	(7,319)	(7,319)
Reclassification adjustments
(charge), gross	--	--	(29,775)	(29,775)
Income tax benefit	--	--	10,844	10,844

Balance as of October 3, 2004	$(32,714)	$(1,178)	$22,442	$(11,450)

9.        INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	October 3, 2004	December 31, 2003
	(in thousands of dollars)
Raw materials	$194,488	$158,859
Goods in process	78,595	53,744
Finished goods	434,594	327,415

Inventories at FIFO	707,677	540,018
Adjustment to LIFO	(64,128)	(47,159)

Total inventories	$643,549	$492,859

The increase in raw material inventories as of October 3, 2004, reflected the seasonal timing of deliveries to support manufacturing requirements and higher ingredient costs in 2004. Finished goods inventories were higher as of October 3, 2004 to support seasonal sales and new product introductions in the fourth quarter of 2004.

10.        SHORT-TERM DEBT

On July 28, 2004, the Company entered into a 364-Day Credit Agreement (the “Credit Agreement”) which established a credit facility with a syndicate of banks under which the Company may borrow up to $500 million with the option to increase borrowings by an additional $300 million with the concurrence of the lenders. In addition to the Credit Agreement, the Company also maintains short-term and long-term committed credit facilities (together the “Existing Facilities”) with the syndicate of banks in the amount of $400 million. The Company may increase borrowings under the Existing Facilities to $1.0 billion with the concurrence of the banks. Information about the Existing Facilities is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

11.        LONG-TERM DEBT

In August 1997, the Company filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of October 3, 2004, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement.

12.        FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 3, 2004 and December 31, 2003, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was

INDEX

$969.9 million as of October 3, 2004, compared with a fair value of $1,102.7 million, an increase of $132.8 million, based on quoted market prices for the same or similar debt issues.

As of October 3, 2004, the Company had foreign exchange forward contracts and options maturing in 2004 and 2005 to purchase $44.1 million in foreign currency, primarily Canadian dollars and British sterling, and to sell $25.4 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of October 3, 2004, the fair value of foreign exchange forward contracts and options was an asset of $.5 million. As of December 31, 2003, the fair value of foreign exchange forward contracts and options was an asset of $1.6 million. The Company does not hold or issue financial instruments for trading purposes.

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

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $3.8 million and $5.2 million as of October 3, 2004 and December 31, 2003, respectively. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

13.        PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(in thousands of dollars)

Service cost	$11,092	$9,757	$998	$928
Interest cost	13,434	12,734	3,971	4,665
Expected return on plan assets	(19,406)	(14,889)	--	--
Amortization of prior service cost	1,044	1,121	(389)	(412)
Amortization of unrecognized
transition balance	27	(83)	--	--
Recognized net actuarial loss	2,515	4,094	(178)	793
Administrative expenses	178	129	--	--

Net periodic benefits cost	8,884	12,863	4,402	5,974
Loss due to special termination benefits	--	3,383	--	539

Total amount reflected in earnings	$8,884	$16,246	$4,402	$6,513

Employer contributions of $1.1 million and $5.7 million were made during the third quarter of 2004 to the Company’s pension plans and other benefits plans, respectively. In the third quarter of 2003, the Company contributed $111.6 million and $4.6 million to the Company’s pension and other benefits plans, respectively. The increase in the expected return on plan assets in the third quarter of 2004 compared with the third quarter of 2003 primarily reflects the return on incremental employer contributions made during 2003.

The lower net periodic benefits cost related to other benefits as of October 3, 2004, was due primarily to the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor post-retirement health care plans that provide prescription drug benefits. The Federal subsidy to be provided by the Act

INDEX

will reduce net periodic benefits costs in 2004 by approximately $3.0 million of which $2.2 million was recognized in the third quarter. The impact of the Act lowered the accumulated post-retirement benefits obligation by approximately $19.0 million.

In 2003, the special termination benefits were related to the early retirement program which was a component of the 2003 business realignment initiatives, described more fully in Note 4, Business Realignment Initiatives. The early retirement program provided enhanced pension and retiree medical benefits with pre-tax costs of $3.4 million and $.5 million, respectively.

	Pension Benefits		Other Benefits
	For the Nine Months Ended		For the Nine Months Ended
	October 3, 2004	September 28, 2003	October 3, 2004	September 28, 2003
		(in thousands of dollars)

Service cost	$32,822	$29,273	$2,960	$2,784
Interest cost	39,883	38,199	13,506	13,991
Expected return on plan assets	(57,649)	(44,667)	--	--
Amortization of prior service cost	3,120	3,365	(1,179)	(1,240)
Amortization of unrecognized
transition balance	85	(247)	--	--
Recognized net actuarial loss	7,513	12,282	2,252	2,378
Administrative expenses	438	388	--	--

Net periodic benefits cost	26,212	38,593	17,539	17,913
Loss due to special termination benefits	--	3,383	--	539

Total amount reflected in earnings	$26,212	$41,976	$17,539	$18,452

Employer contributions of $2.5 million and $16.7 million were made during the first nine months of 2004 to the Company’s pension plans and other benefits plans, respectively. In the first nine months of 2003, the Company contributed $117.9 million and $14.8 million to the Company’s pension and other benefits plans, respectively. The increase in the expected return on plan assets in the first nine months of 2004 compared with the same period of 2003 primarily reflects the return on incremental employer contributions made during 2003. For 2004, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

In 2003, the special termination benefits were related to the early retirement program which was a component of the 2003 business realignment initiatives, described more fully in Note 4, Business Realignment Initiatives. The early retirement program provided enhanced pension and retiree medical benefits with pre-tax costs of $3.4 million and $.5 million, respectively.

14.        SHARE REPURCHASES

On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from Hershey Trust Company, as Trustee of the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares and fees of $1.4 million associated with the transaction financed principally by additional commercial paper borrowings.

In December 2002, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock. Under this program, a total of 12,480,900 shares of Common Stock was purchased through October 3, 2004 for $445.0 million. As of October 3, 2004, a total of 113,822,530 shares were held as Treasury Stock and $55.0 million remained available for repurchases of Common Stock under the repurchase program.

15.        INCOME TAXES

The Company’s provision for income taxes, accrued income taxes and deferred income taxes are based upon income, statutory tax rates, the legal structure of the Company and interpretation of tax laws. As a matter of course, the Company is regularly audited by Federal, state and foreign tax authorities. From time to time, these audits result in

INDEX

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

16.        PENDING ACCOUNTING PRONOUNCEMENTS

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

At a meeting held in October 2004, the FASB decided to defer, for public companies, the effective date of the proposed statement from fiscal years beginning after December 15, 2004, to periods beginning after June 15, 2005. The new standard would apply to awards granted, modified, or settled in cash on or after that date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact on earnings per share-diluted of expensing stock options will be dependent upon the final pronouncement issued by the FASB, the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $.06 to $.08 per share-diluted, assuming option grants continue at the same level as in 2003. For more information on the Company’s stock-based employee compensation plans, refer to the consolidated financial statements and notes included in the Company’s 2003 Annual Report on Form 10-K.

INDEX

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Third Quarter 2004 vs. Third Quarter 2003

Net sales for the third quarter increased $63.5 million, or 5%, from 2003.  Approximately two-thirds of the sales increase resulted from sales volume growth, especially within the United States, primarily reflecting the introduction of new products and limited edition items.  The remainder of the sales increase resulted from net price realization reflecting higher selling prices and more efficient promotional spending compared with the third quarter of 2003.  Net sales in the Company’s Canadian business also increased, driven by the favorable impact of foreign currency exchange rates.  Sales in the third quarter of 2004 were unfavorably affected by the divestiture of certain gum brands in September 2003, lower sales of remaining gum brands, and higher returns, discounts and allowances, relating primarily to the sales volume growth.

Cost of sales for the quarter increased $32.2 million, or 4%, from 2003 to 2004.  The cost increase was primarily caused by the higher sales volume and higher raw material costs, principally associated with increased prices for cocoa and dairy products. The cost of sales increase was offset somewhat by reduced costs resulting from improved supply chain efficiencies primarily associated with lower costs for aged and obsolete inventories. Gross margin increased from 39.2% in 2003 to 39.7% in 2004.  The margin expansion reflected improved price realization from price increases and weight reductions, as well as supply chain efficiencies. These margin improvements were partially offset by increases in raw material costs.

Selling, marketing and administrative expenses for the third quarter of 2004 increased 2% from the comparable period in 2003, primarily reflecting increased employee compensation costs, partially offset by lower advertising expense. Selling, marketing and administrative expenses declined from 17.8% of sales in 2003 to 17.3% in 2004.

Net interest expense in the third quarter of 2004 was $1.0 million higher than the comparable period of 2003, primarily reflecting higher short-term interest expense resulting from an increase in short-term borrowings to finance the purchase of 11,281,589 shares of Common Stock from Hershey Trust Company for approximately $500 million.

The effective income tax rate for the third quarter of 2004 was 36.8% compared with 36.4% for the third quarter of 2003, reflecting the best estimates of the expected effective income tax rates for the full-years. The increase in the effective income tax rate in 2004 reflected an expected change in the mix of the Company’s income among various tax jurisdictions, particularly Puerto Rico. The third quarter 2003 rate reflected the effective tax rates on business rationalization and realignment initiatives and the gain on sale of business for the third quarter of 2003.

An after-tax charge of $7.4 million, or $.03 per share-diluted, was recorded in the third quarter of 2003 to reflect the cumulative effect of a change in accounting for the Company’s leases of certain warehouse and distribution facilities.

Net income for the third quarter increased $22.6 million, or 16%, from 2003 to 2004, and net income per share-diluted increased $.11, or 20%.  Income before the cumulative effect of the accounting change was $166.2 million for the third quarter of 2004 compared with $151.0 million for the third quarter of 2003, a 10% increase. Income per share-diluted before the cumulative effect of the accounting change was $.66 for the third quarter of 2004, 16% higher than in 2003. Income before the cumulative effect of the accounting change in 2003 included total net business realignment charges of $5.9 million after tax and an after-tax gain on the sale of certain gum brands of $5.7 million.

Results of Operations — First Nine Months 2004 vs. First Nine Months 2003

Net sales for the first nine months of 2004 increased $168.0 million, or 6% from the comparable period of 2003. Sales were positively impacted by favorable sales volume, especially within the United States, primarily reflecting strong sales of higher margin instant consumable items driven by the introduction of innovative new products and line extensions. The impact of higher selling prices compared with the first nine months of 2003 also contributed to the sales growth. Net sales of the Company’s Canadian and Brazilian businesses also increased as a result of the impact of favorable foreign currency exchange rates, particularly in Canada, and increased sales volume. Sales were unfavorably affected by the divestiture of certain gum brands in September 2003, lower sales of remaining gum brands, and higher promotion allowances and returns, discounts and allowances, relating primarily to the sales volume growth. The results of the Company’s Asian operations, particularly in China and Taiwan, continued to be below expectations through the first nine months of 2004, but were offset somewhat by sales increases in the Philippines and Japan, compared with the first nine months of 2003.

Cost of sales for the first nine months increased $78.8 million, or 4%, from the comparable period of 2003. The cost increase was primarily caused by higher sales volume and higher raw material costs, principally associated with increased cocoa prices. The cost of sales increase was partially offset by efficiency improvements in manufacturing and logistics operations and by reduced costs associated with aged and obsolete inventory in 2004. Gross margin increased from 38.6% in 2003 to 39.4% in

INDEX

2004. The margin expansion reflected improved price realization as well as lower supply chain costs. These margin improvements were partially offset by increases in raw material costs.

Selling, marketing and administrative expenses for the first nine months of 2004 increased by 5% over the comparable period of 2003, primarily attributable to higher employee compensation costs as well as increased consumer promotion expenses. Selling, marketing and administrative expenses, as a percentage of sales, decreased from 20.1% for the first nine months of 2003 to 19.9% for the comparable period of 2004.

Net pre-tax business rationalization and realignment charges of $12.4 million recorded in the first nine months of 2003 were principally associated with costs pertaining to the realignment of the sales organization and impairment charges resulting from production line rationalization and the elimination of non-strategic brands and products.

Net interest expense in the first nine months increased $1.2 million, primarily reflecting higher short-term and fixed interest expense, partially offset by higher capitalized interest.

The effective income tax rates for the first nine months of 2004 and 2003 are not comparable because the Company’s provision for income taxes was benefited by the $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004. The non-cash reduction of income tax expense resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of $61.1 million in income tax expense. The income tax contingency reserve adjustments related primarily to acquisition and divestiture matters, as well as deductibility and timing of certain expenses and also included interest on potential assessments.

The effective income tax rate for the first nine months of 2004, excluding the impact of the adjustment, was 36.6%, compared with an effective income tax rate of 36.5% for the comparable period of 2003. The effective income tax rates for the first nine months of 2004 and 2003 reflect the best estimates of the expected effective income tax rates for the full years.

An after-tax charge of $7.4 million, or $.03 per share diluted, was recorded in the first nine months of 2003 to reflect the cumulative effect of a change in accounting for the Company’s leases of certain warehouse and distribution facilities.

Net income was $420.6 million in the first nine months of 2004 compared with $312.6 million in the comparable period of 2003. Earnings per share-diluted for the first nine months of 2004 was $1.62, a 37% increase from $1.18 per share for the same period last year. Income before the cumulative effect of the accounting change was $420.6 million for the first nine months of 2004. Income per share-diluted before the cumulative effect of the accounting change was $1.62 for the first nine months of 2004, 34% higher than in 2003. Income before the cumulative effect of accounting change for 2004 was favorably impacted by the $61.1 million adjustment to Federal and state income tax contingency reserves, as discussed above. Income before the cumulative effect of the accounting change for the first nine months of 2003 included net business realignment charges of $8.3 million after tax and a gain on the sale of certain gum brands of $5.7 million after tax.

Liquidity and Capital Resources

Historically, the Company’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first nine months of 2004, the Company’s cash and cash equivalents decreased by $27.4 million. Cash and cash equivalents on hand at the beginning of the period, cash provided from operations and short-term borrowings were sufficient to fund capital expenditures and capitalized software expenditures of $155.7 million, dividend payments of $152.8 million and the repurchase of 13.9 million shares of the Company’s Common Stock for $617.0 million. On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from Hershey Trust Company, as Trustee of the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares and fees of $1.4 million associated with the transaction. Cash provided from changes in other assets and liabilities was $53.6 million for the first nine months of 2004 compared with cash used by other assets and liabilities of $128.2 million for the same period of 2003. The variance from the prior year primarily reflects changes in pension assets and liabilities resulting from contributions to the Company’s pension plans in 2003, a reduction in the use of cash from commodity transactions and cash provided from increases in liabilities related to incentive plans in 2004, partially offset by an increase in cash used from changes in accrued income taxes in 2004 compared with 2003. Cash used by deferred income taxes primarily reflects the $73.7 million reduction to deferred tax liabilities resulting from the adjustment to reserves for Federal and state income tax contingencies recorded in the second quarter of 2004 which offsets the non-cash impact of the adjustments to the provision for income taxes and goodwill.

INDEX

Income taxes paid of $181.7 million during the first nine months of 2004 increased from $156.4 million for the comparable period of 2003. The payment of estimated income taxes in 2003 was reduced significantly as a result of deductions for pension plan contributions.

The ratio of current assets to current liabilities decreased to 1.2:1 as of October 3, 2004 from 1.9:1 as of December 31, 2003 primarily reflecting an increase in short-term borrowings. The Company’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 62% as of October 3, 2004 and 43% as of December 31, 2003. The higher capitalization ratio in 2004 primarily reflected additional borrowings of $500 million to finance the purchase of Common Stock from the Hershey Trust Company and the related decrease in stockholders’ equity as a result of the additional treasury stock.

On July 28, 2004, the Company entered into a 364-Day Credit Agreement (the “Credit Agreement”) which established a credit facility with a syndicate of banks under which the Company may borrow up to $500 million with the option to increase borrowings by an additional $300 million with the concurrence of the lenders. In addition to the Credit Agreement, the Company also maintains short-term and long-term committed credit facilities (together the “Existing Facilities”) with a syndicate of banks in the amount of $400 million. The Company may increase borrowings under the Existing Facilities to $1.0 billion with the concurrence of the banks. Information about the Existing Facilities is contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

INDEX

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.7 million as of December 31, 2003 and $.4 million as of October 3, 2004. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $5.5 million as of December 31, 2003, to $2.7 million as of October 3, 2004. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

INDEX

PART II — OTHER INFORMATION

Items 1, 3, 4 and 5 have been omitted as not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities*

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands of dollars)

January 1 through
February 1, 2004	--	--	--	$170,567

February 2 through
February 29, 2004	1,105,600	$ 39.53	522,000	$150,398

March 1 through
April 4, 2004	214,000	$ 41.63	--	$150,398

April 5 through
May 2, 2004	194,600	$ 44.81	74,600	$147,060

May 3 through
May 30, 2004	2,187,400	$ 44.57	1,531,400	$ 78,739

May 31 through
July 4, 2004	220,400	$ 44.35	84,600	$ 74,982

July 5 through
August 1, 2004	11,281,589	$ 44.32	--	$ 74,982

August 2 through
August 29, 2004	472,300	$ 47.29	298,300	$ 60,842

August 30 through
October 3, 2004	136,600	$ 48.34	121,600	$ 54,963

Total	15,812,489	$ 44.20	2,632,500	$ 54,963

*All shares and per share amounts have been adjusted for the two-for-one stock split effected in the second quarter of 2004.

(1)	The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock in December 2002.

INDEX

Item 6 — Exhibits

The following items are attached and incorporated herein by reference:

(10) Material Contracts

a.	Stock Purchase Agreement between Hershey Trust Company, as Trustee of the Milton Hershey School Trust, and Hershey Foods Corporation, dated July 27, 2004, is attached hereto as Exhibit 10.1.

b.	364 – Day Credit Agreement dated as of July 28, 2004, among Hershey Foods Corporation, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, and Citigroup Global Markets, Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 28, 2004.

(12)     Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 3, 2004 and September 28, 2003.

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 HERSHEY FOODS CORPORATION
(Registrant)

Date: November 10, 2004

By:   /s/Frank Cerminara
  Frank Cerminara
           Senior Vice President,
            Chief Financial Officer

By:   /s/David W. Tacka
  David W. Tacka
 Vice President,
                 Chief Accounting Officer

INDEX

EXHIBIT INDEX

Exhibit 10.1	Stock Purchase Agreement between Hershey Trust Company, as Trustee of the Milton Hershey School Trust, and Hershey Foods Corporation

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Frank Cerminara, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Richard H. Lenny, Chief Executive Officer, and Frank Cerminara, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002