Form 10-K
period 2004-12-31
HERSHEY FOODS CORP
filed 2005-03-07
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

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
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☒  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, one dollar par value—$7,788,775,836 as of July 2, 2004.

Class B Common Stock, one dollar par value—$10,566,512 as of July 2, 2004. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 2, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—184,977,601 shares, as of February 22, 2005.

Class B Common Stock, one dollar par value—60,836,826 shares, as of February 22, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1.    BUSINESS

Hershey Foods Corporation, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) are engaged in the manufacture, distribution and sale of confectionery, snack, refreshment and grocery products. The Company was organized under the laws of the State of Delaware on October 24, 1927, as a successor to a business founded in 1894 by Milton S. Hershey.

The Company’s principal product groups include: confectionery and snack products sold in the form of bar goods, bagged items and boxed items; refreshment products sold in the form of gum and mints; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Company believes it is a leader in many of these product groups in the United States, Canada and Mexico. Operating profit margins vary among individual products and product groups.

The Company manufactures confectionery and snack products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar products, such as snack size, standard, king size, large and giant bars.

The principal confectionery products sold in the United States include:

ALMOND JOY candy bar	HERSHEY’S milk chocolate bar with
ALMOND JOY, HEATH, HERSHEY’S,	almonds
KIT KAT, MR. GOODBAR, REESE’S,	HERSHEY’S MINIATURES chocolate bars
ROLO, and YORK BITES candies	HERSHEY’S NUGGETS chocolates
ALMOND JOY, HERSHEY’S, REESE’S,	HERSHEY’S S’MORES candy bar
and YORK SWOOPS candies	JOLLY RANCHER candy
HERSHEY’S KISSES brand filled with	KIT KAT wafer bar
caramel milk chocolates	MOUNDS candy bar
HERSHEY’S KISSES brand milk	PAYDAY candy bar
chocolates	REESE’S peanut butter cups
HERSHEY’S KISSES brand milk	REESE’S PIECES candy
chocolates with almonds	TWIZZLERS candy
HERSHEY’S milk chocolate bar	YORK peppermint pattie

The principal snack products sold in the United States include:

HERSHEY’S 1GRAM SUGAR CARB bars	HERSHEY’S SMARTZONE nutrition bar
HERSHEY’S, HERSHEY’S S’MORES and	HERSHEY’S, ALMOND JOY, REESE’S
REESE’S SNACK BARZ rice and	and YORK cookies
marshmallow bars

In December 2004, the Company acquired Mauna Loa Macadamia Nut Corporation (“Mauna Loa”). Mauna Loa is the leading processor and marketer of macadamia snacks, with annual sales of approximately $80 million. Mauna Loa’s principal products include macadamia nuts and macadamia nut confectionery, cookie and snack items sold under the Mauna Loa brand name.

The principal refreshment products sold in the United States include:

BREATH SAVERS mints	ICE BREAKERS mints and chewing gum
ICE BREAKERS LIQUID ICE mints	KOOLERZ chewing gum

Other confectionery products include:

5TH AVENUE candy bar	KIT KAT BIG KAT wafer bar
CADBURY chocolate bar	KRACKEL chocolate bar
CARAMELLO candy bars	MILK DUDS candy
FAST BREAK candy bar	MR. GOODBAR chocolate bar
GOOD & PLENTY candy	REESE’S NUTRAGEOUS candy bar
HEATH toffee bar	REESE’S SUGAR FREE peanut butter
HERSHEY’S, HERSHEY’S KISSES, KIT	cups
KAT and REESE’S CARB	REESESTICKS wafer bar
ALTERNATIVES chocolate candies	ROLO caramels in milk chocolate
HERSHEY’S COOKIES ‘N’ CREME candy	SKOR toffee bar
bar	SPECIAL DARK chocolate bar
HERSHEY’S HUGS chocolates	SYMPHONY milk chocolate bar
HERSHEY’S POT OF GOLD boxed	TAKE5 candy bar
chocolates	WHATCHAMACALLIT candy bar
HERSHEY’S SUGAR FREE chocolate	WHOPPERS malted milk balls
candy	YORK SUGAR FREE peppermint patties
JOLLY RANCHER SUGAR FREE hard	ZAGNUT candy bar
candy	ZERO candy bar

The Company also manufactures and/or markets grocery products in the baking, beverage, peanut butter and toppings categories. Principal products in the United States include:

HERSHEY’S BAKE SHOPPE baking chips	HERSHEY’S syrup
and pieces	HERSHEY’S toppings
HERSHEY’S chocolate milk mix	REESE’S baking chips
HERSHEY’S cocoa	REESE’S peanut butter
HERSHEY’S hot cocoa mix

HERSHEY’S chocolate and strawberry flavored milks are produced and sold under license by various dairies throughout the United States. Baking and various other products are produced and sold under the HERSHEY’S and REESE’S brand names by third parties that have been granted licenses by the Company to use these trademarks.

Principal products in Canada include CHIPITS chocolate chips, GLOSETTE chocolate-covered raisins, peanuts and almonds, OH HENRY! candy bars, POT OF GOLD boxed chocolates, REESE PEANUT BUTTER CUPS candy and TWIZZLERS candy. The Company also manufactures, imports, markets, sells and distributes chocolate products in Mexico under the HERSHEY’S brand name. In October 2004, Hershey Mexico, a subsidiary of the Company and one of the leading companies manufacturing and selling chocolate, confectionery and flavored milk products in Mexico, acquired Grupo Lorena, one of Mexico’s top confectionery companies. Grupo Lorena, with annual sales of over $30 million, is the leader in the spicy candy market in Mexico with its PELÓN PELO RICO brand.

The Company has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Company’s rights under these agreements are extendible on a long-term basis at the Company’s option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement that the Company exceeded in 2004. The Company also has an agreement with Societe des Produits Nestle SA, which licenses the Company to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Company’s rights under this agreement are extendible on a long-term basis at the Company’s option, subject to certain conditions, including minimum unit volume sales. In 2004, the minimum unit volume requirements were exceeded. The Company has an agreement with an affiliate of Huhtamäki Oy (“Huhtamaki”) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS for confectionery products worldwide. The Company’s rights under this agreement are extendible on a long-term basis at the Company’s option.

The Company’s products are sold primarily to wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores and concessionaires by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Company believes its products are sold in over 2 million retail outlets in North America. In 2004, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 25 percent of the Company’s total net sales.

The Company manufactures, imports, markets, sells and distributes chocolate products in Brazil under the HERSHEY’S brand name, including IO-IO hazelnut crème items, and chocolate and confectionery products sold under the VISCONTI brand name. In Japan, Korea and the Philippines, the Company imports and/or markets selected confectionery and grocery products. The Company also markets confectionery and grocery products in over 60 countries worldwide.

The Company’s marketing strategy is based upon its strong brand equities, product innovation, the consistently superior quality of its products, manufacturing expertise and mass distribution capabilities. In addition, the Company devotes considerable resources to the identification, development, testing, manufacturing and marketing of new products. The Company utilizes a variety of promotional programs for customers as well as advertising and promotional programs for consumers. The Company employs promotional programs at various times during the year to stimulate sales of certain products. The Company’s sales have typically been highest during the third and fourth quarters of the year.

The Company recognizes that the distribution of its products is an important element in maintaining sales growth and providing service to its customers. The Company attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of efficiencies in distribution. To achieve these objectives, the Company has developed a distribution network from its manufacturing plants, distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. The Company uses a combination of public and contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the growth of sales.

From time to time, the Company has changed the prices and weights of its products to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. In December 2004, the Company announced an increase in the wholesale prices of approximately half of its domestic confectionery line. A weighted average increase of approximately 6 percent on the Company’s standard bar, king-size bar, 6-pack and vending lines was effective in January 2005 and a weighted average price increase of approximately 4 percent on packaged candy was effective in February 2005. The price increases represent an average increase of 3 percent over the entire domestic product line and will help to offset increases in the Company’s input costs, including raw and packaging materials, fuel, utilities, transportation and employee benefits. In January 2003, the Company implemented an increase in the wholesale price of its domestic standard size, king size, variety pack, 6-pack and 10-pack lines. The effect of all the increases translated into an approximate 3 percent increase over the entire domestic product line.

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

	Cocoa Futures Contract Prices (cents per pound)
	2004	2003	2002	2001	2000
Annual Average	68.7	77.8	76.9	47.1	37.9
High	76.8	99.8	96.7	57.9	40.1
Low	62.1	65.6	60.3	41.5	34.4
Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

After declining from an eighteen-year high in February 2003, cocoa prices continued to trade at relatively high price levels during 2004. Continued civil unrest in the world’s largest cocoa-producing country, the Ivory Coast, has resulted in volatile market conditions, but has not materially affected the harvesting and marketing of the cocoa crop. The Company’s costs will not necessarily reflect market price fluctuations because of its forward purchasing practices, premiums and discounts reflective of varying delivery times, and supply and demand for specific varieties and grades of cocoa beans. The Company’s costs for cocoa will increase in 2005; however, the Company expects to achieve its goals for growth and profitability over the foreseeable future by a combination of selling price increases, improved sales mix, supply chain cost reductions and strict control of other costs to offset cost increases and respond to changes in the competitive environment.

The Farm Security and Rural Investment Act of 2002, which is a six-year farm bill, impacts the prices of sugar, corn, peanuts and milk because it sets price support levels for these commodities.

The price of sugar, the Company’s second most important commodity for its products, is subject to price supports under the above-referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. The average wholesale list price of refined sugar, F.O.B. Northeast, has remained in a range of 25¢ to 32¢ per pound for the past ten years. United States peanut prices traded around 40¢ per pound during 2004. Almond prices remained firm throughout the year due to strong global demand and a weakening U.S. dollar. Prices were $2.00 per pound during the first half of 2004 and rose to $3.00 per pound during the second half of the year. Milk prices increased significantly in 2004 compared with 2003 as a result of a decline in milk production. Milk prices in 2005 are expected to moderate from the high prices of 2004 as milk production increases. The Company believes that the supply of raw materials is adequate to meet its manufacturing requirements.

The Company attempts to minimize the effect of future price fluctuations related to the purchase of its major raw materials and certain energy requirements primarily through forward purchasing to cover future requirements, generally for periods from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Company’s other major raw material requirements. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations that provide more favorable pricing opportunities and flexibility in sourcing these raw materials and energy requirements. Fuel oil futures contracts are used to minimize price fluctuations associated with the Company’s transportation costs. The Company’s commodity procurement practices are intended to reduce the risk of future price increases, but may also potentially limit the ability to benefit from possible price decreases.

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

The Company manages the purchase of forward and futures contracts by developing and monitoring procurement strategies for each of its major commodities. These procurement strategies are directly linked to the overall planning and management of the Company’s business, since the cost of raw materials, energy and transportation accounts for a significant portion of cost of sales. Procurement strategies with regard to cocoa, sugar and other major raw material requirements, energy requirements and transportation costs are developed by the analysis of fundamentals, including weather and crop analysis, imbalances between supply and demand, currency exchange rates, political unrest in producing countries, speculative influences and by discussions with market analysts, brokers and dealers. Procurement strategies are determined, implemented and monitored on a regular basis by senior management. Procurement activities for all major commodities are also reported to the Company’s Board of Directors (the “Board”) on a regular basis.

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

Research and Development

The Company engages in a variety of research activities. These principally involve development of new products, improvement in the quality of existing products, improvement and modernization of production processes and the development and implementation of new technologies to enhance the quality and value of both current and proposed product lines. Information concerning the Company’s research and development expense is contained in Note 1 of the Notes to the Consolidated Financial Statements (Item 8. Financial Statements and Supplementary Data).

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

Employees

As of December 31, 2004, the Company had approximately 13,700 full-time and 2,300 part-time employees, of whom approximately 5,100 were covered by collective bargaining agreements. The Company considers its employee relations to be good.

Financial Information by Geographic Area

The Company’s principal operations and markets are located in the United States. The Company also manufactures, markets, sells and distributes confectionery and grocery products in Canada, Mexico and Brazil, imports and/or markets selected confectionery products in the Philippines, Japan and South Korea and markets confectionery products in over 60 countries worldwide. Net sales and long-lived assets of businesses outside of the United States were not significant.

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

The Board has adopted a Code of Ethical Business Conduct (“CEBC”) applicable to the Company’s directors, officers and employees, including without limitation the Company’s Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer, Corporate Controller and persons performing similar functions). The CEBC is posted on the Company’s website at www.hersheys.com in the Investor Relations section. Any amendment of the CEBC or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board has also adopted and posted in the Investor Relations section of its website the Company’s Corporate Governance Guidelines and Charters for each of the Board’s standing committees. The Company will provide without charge to each beneficial owner of its Common Stock and Class B Common Stock (“Class B Stock”), upon such stockholder’s request, a copy of the CEBC, the Company’s Corporate Governance Guidelines or the Charter of any standing committee of the Board. The Company will also provide to any such stockholder, upon the stockholder’s request, a copy of one or more of the Exhibits listed in Part IV of this report upon payment by the stockholder of a nominal fee approximating the Company’s reasonable cost to provide such copy or copies. Requests for copies should be addressed to Hershey Foods Corporation, Attn: Investor Relations Department, 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

Safe Harbor Statement

The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: changes in the Company’s business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; successful resolution of upcoming labor contract negotiations; and the Company’s ability to implement improvements to and reduce costs associated with the Company’s supply chain.

Item 2.    PROPERTIES

The following is a list of the Company’s principal manufacturing properties. The Company owns each of these properties.

UNITED STATES
  Hershey, Pennsylvania—confectionery and grocery products (3 principal plants)
  Lancaster, Pennsylvania—confectionery products
  Oakdale, California—confectionery and grocery products
  Robinson, Illinois—confectionery, snack and grocery products
Stuarts Draft, Virginia—confectionery, snack and grocery products

CANADA Smiths Falls, Ontario—confectionery and grocery products

The following is a list of the locations of the Company’s principal distribution facilities all of which are leased on a long-term basis.

UNITED STATES Edwardsville, Illinois Palmyra, Pennsylvania Redlands, California

CANADA Mississauga, Ontario

In addition to the locations indicated above, the Company owns or leases several other properties used for manufacturing its products and for sales, distribution and administrative functions. The Company’s facilities are efficient and well maintained. These facilities generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey, Pennsylvania. Many additions and improvements have been made to these facilities over the years and they include equipment of the latest type and technology.

Item 3.    LEGAL PROCEEDINGS

The Company has no material pending legal proceedings, other than ordinary routine litigation incidental to its business.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY

On April 21, 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 25, 2004. The additional shares were distributed on June 15, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. Unless otherwise indicated, all shares and per share amounts set forth in this report have been adjusted for the two-for-one stock split.

Cash dividends paid on the Company’s Common Stock and Class B Stock were $205.7 million in 2004 and $184.7 million in 2003. After adjustment for the two-for-one stock split, the annual dividend rate on the Common Stock in 2004 was $.88 per share, an increase of 11% over the 2003 rate of $.79 per share. The 2004 dividend increase represented the 30th consecutive year of Common Stock dividend increases.

On February 15, 2005, the Company’s Board of Directors declared a quarterly dividend of $.22 per share of Common Stock payable on March 15, 2005, to stockholders of record as of February 25, 2005. It is the Company’s 301st consecutive Common Stock dividend. A quarterly dividend of $.20 per share of Class B Stock also was declared.

The Company’s Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 193.0 million shares of the Company’s Common Stock were traded during 2004. The Class B Stock is not publicly traded.

The closing price of the Common Stock on December 31, 2004, was $55.54. There were 39,789 stockholders of record of the Common Stock and the Class B Stock as of December 31, 2004.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past two years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2004
1st Quarter	$.1975	$.1788	$43.90	$37.28
2nd Quarter	.1975	.1788	46.50	40.55
3rd Quarter	.2200	.2000	49.94	45.03
4th Quarter	.2200	.2000	56.75	45.98
Total	$.8350	$.7576

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2003
1st Quarter	$.1638	$.1475	$34.50	$30.35
2nd Quarter	.1638	.1475	36.41	31.23
3rd Quarter	.1975	.1788	37.10	34.47
4th Quarter	.1975	.1788	39.33	36.34
Total	$.7226	$.6526

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500.0 million of the Company’s Common Stock in December 2002. There were no purchases of Common Stock by the Company during the fourth quarter of 2004. As of December 31, 2004, $55.0 million remained available for repurchases of Common Stock under the repurchase program.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY
All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2004	2003	2002	2001	2000	1999

Summary of Operations
Net Sales(a)	4.3%	$4,429,248	4,172,551	4,120,317	4,137,217	3,820,416	3,586,183
Cost of Sales	2.6%	$2,679,531	2,544,726	2,561,052	2,668,530	2,471,151	2,354,724
Selling, Marketing and Administrative(a)	4.7%	$847,540	816,442	833,426	846,976	726,615	673,099
Business Realignment and Asset Impairments Charge		$—	23,357	27,552	228,314	—	—
Gain on Sale of Business(b)		$—	8,330	—	19,237	—	243,785
Interest Expense, Net	(2.2)%	$66,533	63,529	60,722	69,093	76,011	74,271
Provision for Income Taxes	(1.8)%	$244,765	267,875	233,987	136,385	212,096	267,564
Income before Cumulative Effect of Accounting Change	5.1%	$590,879	464,952	403,578	207,156	334,543	460,310
Cumulative Effect of Accounting Change(c)		$—	7,368	—	—	—	—
Net Income	5.1%	$590,879	457,584	403,578	207,156	334,543	460,310
Earnings Per Share before Cumulative Effect of Accounting Change(c):
—Basic—Common Stock	7.2%	$2.38	1.81	1.51	.78	1.25	1.68
—Basic—Class B Stock	7.4%	$2.17	1.64	1.37	.70	1.13	1.52
—Diluted	7.1%	$2.30	1.76	1.47	.75	1.21	1.63
Weighted-Average Shares Outstanding(c):
—Basic—Common Stock		193,037	201,768	212,219	211,612	213,764	219,170
—Basic—Class B Stock		60,844	60,844	60,856	60,878	60,888	60,891
—Diluted		256,827	264,532	275,429	275,391	276,731	282,601
Dividends Paid on Common Stock	7.9%	$159,658	144,985	133,285	122,790	115,209	109,175
Per Share(c)	10.8%	$.8350	.7226	.63	.5825	.54	.50
Dividends Paid on Class B Stock	10.8%	$46,089	39,701	34,536	31,960	29,682	27,553
Per Share(c)	10.9%	$.7576	.6526	.5675	.5250	.4875	.4525
Net Income as a Percent of Net Sales, GAAP Basis		13.3%	11.0%	9.8%	5.0%	8.8%	12.8%
Adjusted Net Income as a Percent of Net Sales(a) (d)		12.0%	11.4%	10.6%	9.5%	9.0%	8.6%
Depreciation	4.8%	$171,229	158,933	155,384	153,493	140,168	135,574
Advertising(a)	(2.8)%	$137,931	145,387	162,874	187,244	156,319	158,965
Payroll	2.8%	$614,037	585,419	594,372	614,197	557,342	534,854
Year-end Position and Statistics
Capital Additions	9.5%	$181,728	218,650	132,736	160,105	138,333	115,448
Capitalized Software Additions	(11.0)%	$14,158	18,404	11,836	9,845	4,686	25,394
Total Assets	2.6%	$3,797,531	3,582,540	3,480,551	3,247,430	3,447,764	3,346,652
Long-term Portion of Debt	(4.7)%	$690,602	968,499	851,800	876,972	877,654	878,213
Stockholders’ Equity	(0.2)%	$1,089,302	1,279,866	1,371,703	1,147,204	1,175,036	1,098,627
Operating Return on Average Stockholders’ Equity, GAAP Basis		49.9%	34.5%	32.0%	17.8%	29.4%	43.0%
Adjusted Operating Return on Average Stockholders’ Equity(d)		44.7%	35.8%	34.6%	33.7%	30.2%	28.9%
Operating Return on Average Invested Capital, GAAP Basis		26.7%	19.2%	18.3%	10.7%	16.1%	22.1%
Adjusted Operating Return on Average Invested Capital(d)		24.1%	19.9%	19.7%	18.7%	16.5%	15.4%
Full-time Employees		13,700	13,100	13,700	14,400	14,300	13,900
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end(c)		246,588	259,059	268,440	271,278	272,563	276,919
Market Price of Common Stock at Year-end(c)	18.5%	$55.54	38.50	33.72	33.85	32.19	23.72
Range During Year		$56.75–37.28	39.33–30.35	39.75–28.23	35.08–27.57	33.22–18.88	32.44–22.88

(a)	All years have been restated in accordance with final FASB Emerging Issues Task Force consensuses reached on various issues regarding the reporting of certain sales incentives.
(b)	Includes the gain on the sale of gum brands in 2003, the gain on the sale of the Luden’s throat drops business in 2001 and the gain on the sale of the Company’s pasta business in 1999.
(c)	All shares and per share amounts have been adjusted for the two-for-one stock split effected in the form of a 100 percent stock dividend distributed on June 15, 2004 to stockholders of record as of May 25, 2004.
(d)	Net Income as a Percent of Net Sales, Operating Return on Average Stockholders’ Equity and Operating Return on Average Invested Capital have been calculated using Net Income, excluding the after-tax impacts of the elimination of amortization of intangibles for all years, the reduction of the provision for income taxes resulting from the adjustment of the income tax contingency reserves in 2004, the after-tax effect of the 2003, 2002 and 2001 Business Realignment and Asset Impairments Charges, the after-tax effect of incremental expenses to explore the possible sale of the Company in 2002, the 2003, 2001 and 1999 Gain on the Sale of Businesses and the 2000 gain on the sale of certain Corporate aircraft.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company concluded a strong year in 2004. Operating results were consistent with management’s strategies to profitably grow net sales, improve gross margin and carefully control selling, marketing and administrative costs, resulting in balanced, consistent growth in earnings. The Company gained market share in key classes of trade, introduced new product platforms that provide future growth opportunities, offset substantial increases in the cost of major raw materials, primarily cocoa and dairy products, and executed a $500 million share purchase from its major shareholder. The result was record sales, profits and earnings per share for the year.

The Company’s long-term goals include increasing net sales 3%–4% per year, increasing gross margin 70–90 basis points per year, increasing earnings before interest and income taxes 7%–9% per year and to increase earnings per share 9%–11% per year. These goals are intended to achieve balanced, sustainable growth over time. In 2004, the Company exceeded all of these goals, except gross margin expansion which was up 50 basis points, slightly less than the long-term goal.

The Company’s strategy to profitably grow net sales is based upon the introduction of innovative new products and limited edition items utilizing its key brands, such as Hershey’s, Reese’s and Hershey’s Kisses. During 2004, sales gains included product introductions such as Hershey’s Kisses filled with caramel, Swoops candies, Reese’s white chocolate peanut butter cups, Ice Breakers Liquid Ice mints, Hershey’s 1Gram Sugar Carb bar, and Hershey’s Take5 candy bar.

The trends of key operating drivers, such as market share, are expected to continue to show positive results. During 2004, the Company achieved gains in market share each quarter and strengthened its confectionery category leadership position. Market share in measured channels increased 1.1 share points in the fourth quarter and .6 share points for the year. Measured channels include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales to Wal-Mart Stores, Inc.

Net sales increased approximately 6% in 2004, compared with 2003 net sales, which were approximately 1% above 2002. The increase in 2004, and over the three-year period, primarily resulted from higher unit sales volume due to the introduction of new products and limited edition items, along with the impact of price increases, improved exchange rates on Canadian sales and, in 2004, improved trade promotion efficiency resulting in lower promotional spending as a percentage of sales.

The Company’s strategy to expand gross margin is based upon obtaining price realization by achieving a larger part of its sales growth in its most highly profitable products and channels, improving the efficiency and effectiveness of its trade promotion programs and improving efficiencies in its supply chain. The Company has also implemented selected price increases and weight decreases to help offset increases in raw material costs, particularly for cocoa and dairy products.

Gross margin increased to 39.5% in 2004 compared with 39.0% in 2003 and 37.8% in 2002. The improvements in gross margin resulted from price increases, selected weight reductions and improved supply chain efficiency over the three-year period, more than offsetting higher raw material costs.

Net income was $590.9 million in 2004 compared with $457.6 million in 2003. Net income per share-diluted of $2.30 for 2004, was up 33% from $1.73 per share for 2003. This gain resulted from increased income from operations, a non-recurring adjustment to the 2004 provision for income taxes, the impact of lower weighted-average shares outstanding resulting from share repurchases during the year and the impact of the cumulative effect of accounting changes recorded in 2003 associated with a change in accounting for the Company’s leases of certain warehouse and distribution facilities. Net income and income before the cumulative effect of accounting change for 2004 was favorably impacted by a $61.1 million adjustment to Federal and state income tax contingency reserves, as discussed below.

Net income was $457.6 million in 2003, which included total net business realignment charges of $15.5 million after tax, an after-tax gain on the sale of certain gum brands of $5.7 million and the cumulative effect of accounting change of $7.4 million. Net income in 2002 was $403.6 million, which included total net business realignment charges of $21.5 million after tax and after-tax expenses of $10.9 million related to the exploration of the sale of the Company.

The table below presents various items affecting the comparability of income over the three-year period ended December 31, 2004. These items include a reduction of the income tax provision in 2004 as a result of adjustments to income tax contingency reserves, the impact of business rationalization and realignment initiatives in 2003 and 2002, the gain on the sale of business in 2003 and charges to explore the sale of the Company in 2002. The Company believes the presentation of income excluding such items provides additional information to investors to facilitate the comparison of past and present operations which are indicative of its ongoing operations. The Company excludes such items in evaluating key measures of performance internally and in assessing the impact of known trends and uncertainties on its business. The Company believes that this presentation provides a more balanced view of the underlying dynamics of the business. Financial results including the impact of the reduction to the provision for income taxes, business realignment and rationalization charges, the gain on the sale of business and expenses related to the possible sale of the Company, over the three-year period may be insufficient in facilitating a complete understanding of the business as a whole and ascertaining the likelihood that past performance is indicative of future performance.

The business realignment initiatives are described below and in Note 4 to the Consolidated Financial Statements and the reduction to the provision for income taxes as a result of adjustments to income tax contingency reserves is described below and in Note 12.

For the years ended December 31,	2004		2003		2002
In thousands of dollars except per share amounts		Per share- diluted		Per share- diluted		Per share- diluted
Income before cumulative effect of accounting change	$590,879	$2.30	$464,952	$1.76	$403,578	$1.47
Items affecting comparability after tax:
Business realignment and asset impairments included in cost of sales	—	—	1,287	—	4,068	.01
Costs to explore the sale of the Company included in selling, marketing and administrative expense	—	—	—	—	10,907	.04
Business realignment and asset impairments, net	—	—	14,201	.05	17,441	.06
Gain on sale of business	—	—	(5,706)	(.02)	—	—
Tax provision adjustment	(61,081)	(.24)	—	—	—	—
Income excluding items affecting comparability	$529,798	$2.06	$474,734	$1.79	$435,994	$1.58

Income per share-diluted excluding items affecting comparability increased 15% in 2004 and 13% in 2003, reflecting the impact of the Company’s increased sales, improved gross margin, control of selling, marketing and administrative costs and share repurchases during the period. This performance also drove increases in operating return on average invested capital during the period, as discussed under the heading Return Measures on page 32.

During 2005, the Company expects continued sales growth of 6%–7%, including growth at the top end of its long-term 3%–4% goal for the ongoing business, enhanced by the first year impact of the Mauna Loa and Grupo Lorena acquisitions.

The Company expects to continue to improve gross margin in 2005, despite higher input costs, particularly for commodities, transportation and employee benefits. These costs will be more than offset by price increases on its bar and packaged candy lines, announced in December 2004, that average approximately 3% over the entire domestic product line, and continued improvements in supply chain efficiency. Gross margin is expected to improve 30–40 basis points in 2005, including growth approaching the lower end of the Company’s long-term goal of 70–90 basis points for the ongoing business, reduced by the impact of integrating the lower margin Grupo Lorena and Mauna Loa businesses.

The Company expects to achieve 2005 growth in earnings per share-diluted of 9%–11%, excluding items affecting comparability, in line with its long-term goal. This growth will result from the sales and gross margin increases discussed above, combined with continued control of selling, marketing, and administrative costs and the impact of lower shares outstanding resulting from the share repurchases in 2004.

The Company’s cash flow from operations is expected to remain strong. During 2005, the Company will repay the $201.2 million of 6.7% Notes due in 2005 by utilizing cash provided from operations and additional short-term borrowings.

Primary challenges in 2005 and beyond include profitable sales growth within the core confectionery category and entry into the broader snack market. Focus will continue to be placed on higher margin and faster growth channels. The achievement of the Company’s objectives for sales growth and profitability will also be challenged by changes in the business and competitive environment which will continue to be characterized by increased global competition and retailer consolidation, along with social issues such as childhood obesity concerns. In 2005, the Company will continue to be faced with achieving increased price realization and improved productivity in order to offset higher input costs for ingredients, transportation and employee benefits. Successfully meeting these challenges is critical to the Company’s achievement of its growth objectives.

RESULTS OF OPERATIONS

Net Sales

Net sales increased $256.7 million, or 6%, from 2003 to 2004. Net sales were favorably impacted by increased sales volume, especially within the United States, primarily driven by the introduction of innovative new products and limited edition items. Net sales of the Company’s Canadian, Mexican and Brazilian businesses also improved as a result of higher sales volume. Favorable foreign currency exchange rates also resulted in increased sales for the Company’s international businesses, particularly in Canada. The positive impact of increased unit sales volume contributed more than 75% of the consolidated net sales growth. Higher selling prices, a more efficient rate of promotional spending and the acquisition of the Grupo Lorena business in Mexico also contributed to the net sales increase. Sales were unfavorably affected by the divestiture of certain gum brands in September 2003, decreased sales of remaining gum brands, and higher returns, discounts and allowances, relating primarily to the sales volume growth, along with lower export sales in Asia, particularly in China and Taiwan.

Net sales increased $52.2 million, or 1%, from 2002 to 2003, resulting primarily from the selling price increase, volume growth in sales of key confectionery brands reflecting the introduction of new products and limited edition items in the United States, and increased selling prices and sales volume, as well as the impact of favorable currency exchange rates for the Company’s Canadian business. These sales increases were substantially offset by higher promotional allowances, the continued rationalization of certain under-performing products and brands, including the divestiture of the Heide brands in June 2002, the discontinuance of the Company’s aseptically packaged drink products in the United States in March 2002 and the divestiture of certain gum brands in September 2003, and by a prior year buy-in associated with the January 2003 price increase discussed below. Net sales were also reduced by declines in export sales to Latin America and Asia, due primarily to changes in distributor relationships in certain markets and the discontinuance of certain products.

In December 2002, the Company announced an increase of 11% in the price of standard-size candy bars effective January 1, 2003, representing an average increase of approximately 3% over the entire domestic product line. A buy-in prior to the January 1, 2003 price increase resulted in an approximate 1% to 2% increase in fourth quarter 2002 sales.

Cost of Sales

Cost of sales increased $134.8 million, or 5%, from 2003 to 2004. The cost increase was primarily caused by higher sales volume and higher raw material costs, principally associated with increased prices for cocoa and dairy products. These cost of sales increases were partially offset by lower costs primarily resulting from product weight reductions and reduced costs for packaging materials.

Gross margin increased from 39.0% in 2003 to 39.5% in 2004. The margin expansion reflected improved price realization, primarily from reduced product weights and reduced promotional spending as a percentage of sales, as well as efficiency improvements in manufacturing operations. The margin improvements were partially offset by increases in raw material costs.

Cost of sales decreased $16.3 million from 2002 to 2003. The cost decline was primarily caused by the divestitures and rationalization of certain products and lower supply chain costs, principally associated with reduced costs for raw materials, packaging, shipping and distribution. Lower raw material costs primarily for peanuts and dairy products were partially offset by higher costs for cocoa. These cost reductions were offset somewhat by sales volume increases for key confectionery brands. Cost of sales included costs associated with business realignment initiatives of $2.1 million and $6.4 million in 2003 and 2002, respectively. Business realignment costs in 2003 related to the write-off of certain inventories associated with discontinued products and, in 2002, reflected the relocation of manufacturing equipment due to the rationalization and consolidation of production lines.

Gross margin increased from 37.8% in 2002 to 39.0% in 2003. The margin expansion reflected the impact of the price increase, an improved sales mix and the aforementioned decrease in supply chain costs. These margin improvements were partially offset by increases in promotional allowances.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses for 2004 increased by $31.1 million, or 4%, from 2003. The increase was primarily attributable to higher employee compensation costs, increased consumer promotion expenses, termination costs associated with the closing of certain warehouse facilities, and litigation expenses associated with the introduction of Hershey’s SmartZone nutrition bars. These increases were offset somewhat by lower advertising expenses and a reduction in allowances for doubtful accounts, as described below. Selling, marketing and administrative expenses as a percentage of sales, decreased from 19.6% in 2003 to 19.1% in 2004. During the fourth quarter, the Company reached an agreement with Fleming Reclamation Creditor’s Trust, which resolved most significant matters related to the bankruptcy of Fleming Companies, Inc., one of the Company’s customers. Based on this agreement, the Company reduced its bad debt reserves by the $5.0 million which had been added at the time of the bankruptcy announcement in April 2003.

Selling, marketing and administrative expenses for 2003 decreased by 2% from 2002, primarily attributable to a charge of $17.2 million in 2002 related to the exploration of the sale of the Company. Advertising and consumer promotion expenses were also lower in 2003 as a result of decisions to shift spending to promotional allowances, as discussed above, and more efficient agency contracts. These cost reductions were offset somewhat by increased compensation and employee benefits costs, packaging development and marketing research expenses.

On July 25, 2002, the Company confirmed that the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”) which at that time controlled 77.6% of the combined voting power of the Company’s Common Stock and Class B Stock, had informed the Company that it had decided to diversify its holdings and in this regard wanted Hershey Foods Corporation to explore a sale of the entire Company. On September 17, 2002, the Milton Hershey School Trust informed the Company that it had elected not to sell its controlling interest and requested that the process to explore a sale be terminated.

Business Realignment Initiatives

In July 2003, the Company announced a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization.

During 2003, these actions resulted in a net charge of approximately $17.2 million, or $.04 per share-diluted. The $17.2 million net charge consisted of the write-off of certain inventories of $2.1 million included in cost of sales, a net business realignment and asset impairments charge of $23.4 million and an $8.3 million net gain resulting from the divestiture of certain brands.

The net business realignment and asset impairments charge of $23.4 million consisted of early retirement and involuntary termination costs of $10.0 million, sales office closing and relocation costs of $7.3 million, fixed asset impairment charges of $5.7 million, equipment removal costs of $.7 million and a net gain of $.3 million relating to the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds. Cash payments during 2003 reduced the liability balance, primarily relating to the aforementioned charges for employee termination, sales office closing and relocation costs, to $8.8 million as of December 31, 2003. Cash payments during 2004 reduced the liability balance to $3.9 million as of December 31, 2004.

In late October 2001, the Company’s Board of Directors approved a plan to improve the efficiency and profitability of the Company’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements and a voluntary work force reduction program (collectively, the “2001 business realignment initiatives”). Total costs for the 2001 business realignment initiatives recorded in 2002 and 2001 were $312.4 million.

During 2002, charges to cost of sales and business realignment and asset impairments were recorded totaling $34.0 million before tax. The total included a charge to cost of sales of $6.4 million associated with the relocation of manufacturing equipment and a net business realignment and asset impairments charge of $27.6 million. Components of the net $27.6 million pre-tax charge included a $28.8 million charge for pension settlement losses resulting from a voluntary work force reduction program (“VWRP”), a $3.0 million charge for pension curtailment losses and special termination benefits resulting from manufacturing plant closures, a $.1 million charge relating to involuntary termination benefits and a $.1 million charge relating to the realignment of the domestic sales organization, partially offset by a $4.4 million favorable adjustment reflecting higher than estimated proceeds from the sale of certain assets. The major components of the 2001 business realignment initiatives were completed as of December 31, 2002. Remaining transactions primarily pertain to the sale of certain real estate associated with the closure of facilities, as discussed below.

Product line rationalization plans included the sale or exit of certain businesses, the discontinuance of certain non-chocolate confectionery products and the realignment of the Company’s sales organizations. Costs associated with the realignment of the sales organizations related primarily to sales office closings and terminating the use of certain sales brokers. During 2002, sales offices were closed as planned and the use of certain sales brokers was discontinued which resulted in an additional charge of $.1 million. During the second quarter of 2002, the sale of a group of the Company’s non-chocolate confectionery candy brands to Farley’s & Sathers Candy Company, Inc. (“Farley’s & Sathers”) was completed. Included in the transaction were the Heide, Jujyfruits, Wunderbeans and Amazin’ Fruit trademarked confectionery brands, as well as the rights to sell Chuckles branded products, under license. Proceeds of $12.0 million associated with the sale of certain confectionery brands to Farley’s & Sathers exceeded the 2001 estimates which resulted in a $4.4 million favorable adjustment. Also during the second quarter of 2002, the Company discontinued and subsequently licensed the sale of its aseptically packaged drink products in the United States. Net sales for these brands were $11.6 million in 2002. The sale of certain confectionery brands to Farley’s & Sathers resulted in the closure of a manufacturing facility in New Brunswick, New Jersey which was being held for sale as of December 31, 2002. The manufacturing facility was sold in May 2003. An additional charge of $.7 million relating to pension curtailment losses and special termination benefits associated with the closure of the facility was recorded in 2002.

To improve supply chain efficiency and profitability, three manufacturing facilities, a distribution center and certain other facilities were planned to be closed. These included manufacturing facilities in Denver, Colorado; Pennsburg, Pennsylvania; and Palmyra, Pennsylvania and a distribution center and certain minor facilities located in Oakdale, California. During the first quarter of 2002, the manufacturing facility in Palmyra, Pennsylvania was closed and additional costs of $.1 million were recorded, as incurred, relating to retention payments. During the second quarter, operations utilizing the distribution center in Oakdale, California ceased. The manufacturing facilities in Denver, Colorado and Pennsburg, Pennsylvania were closed in the fourth quarter of 2002. An additional charge of $2.3 million relating to pension curtailment losses and special termination benefits associated with the facility closures was recorded in 2002. The Denver, Colorado and the Pennsburg, Pennsylvania facilities were being held for sale as of December 31, 2004. The Denver, Colorado facility was sold in February 2005.

In October 2001, the Company offered the VWRP to certain eligible employees in the United States, Canada and Puerto Rico in order to reduce staffing levels and improve profitability. The VWRP consisted of an early retirement program which provided enhanced pension, post-retirement and certain supplemental benefits and an enhanced mutual separation program which provided increased severance and temporary medical benefits. A reduction of approximately 500 employees occurred during 2002 as a result of the VWRP. Additional pension settlement costs of $28.8 million were recorded in 2002, principally associated with lump sum payments of pension benefits.

Gain on Sale of Business

As part of the Company’s business realignment initiatives, the sale of a group of gum brands to Farley’s & Sathers was completed in September 2003. The gum brands included Fruit Stripe chewing gum, Rain-Blo gum balls and Super Bubble bubble gum. In the third quarter of 2003, the Company received cash proceeds from the sale of $20.0 million and recorded a gain of $8.3 million before tax, or $5.7 million after tax, as a result of the transaction.

Interest Expense, Net

Net interest expense for 2004 was $3.0 million higher than in 2003 primarily reflecting higher short-term interest expense, partially offset by increased capitalized interest. The increase in short-term interest expense was associated with commercial paper borrowings during 2004 for repurchases of Common Stock, business acquisitions and other funding requirements. Net interest expense for 2003 was $2.8 million higher than in 2002, primarily reflecting lower interest income and higher fixed interest expense, principally due to interest expense associated with the consolidation of three former off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities, as discussed below.

Income Taxes

The Company’s effective income tax rate was 29.3% in 2004, 36.6% in 2003 and 36.7% in 2002. The effective income tax rate for 2004 is not comparable with the rates for 2003 and 2002 because the Company’s provision for income taxes was reduced by the $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004. The non-cash reduction of income tax expense resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of $61.1 million in income tax expense. The income tax contingency reserve adjustments related primarily to the deductibility and timing of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

The reduction in the 2004 provision for income taxes resulting from the adjustment to income tax contingency reserves reduced the effective income tax rate by 7.3 percentage points. The decrease in the effective income tax rate from 2002 to 2003 reflected the impact of the effective tax rates on business rationalization and realignment initiatives and the gain on sale of business in 2003.

Cumulative Effect of Accounting Change

An after-tax charge of $7.4 million, or $.03 per share-diluted, was recorded in 2003 to reflect the cumulative effect of a change in accounting for the Company’s leases of certain warehouse and distribution facilities as discussed further under the heading Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments.

Net Income

Net income was $590.9 million in 2004 compared with $457.6 million in 2003. Net income per share-diluted of $2.30 for 2004, was up 33% from $1.73 per share for 2003 as a result of the reduction to the 2004 provision for income taxes resulting from the adjustment to income tax contingency reserves, increased income from operations and the impact of lower weighted-average shares outstanding resulting from share repurchases during the year and the impact of the cumulative effect of accounting change recorded in 2003.

Net income was $457.6 million in 2003 compared with $403.6 million in 2002. Net income per share-diluted of $1.73 for 2003, was up 18% from $1.47 per share for 2002 as a result of increased income from operations and the impact of lower weighted-average shares outstanding resulting from share repurchases during the year. Income before the cumulative effect of accounting change was $465.0 million for 2003, a 15% increase over 2002. Income per share-diluted before the cumulative effect of accounting change was $1.76 for 2003, 20% higher than in 2002. Income before the cumulative effect of accounting change for 2003 included total net business realignment charges of $15.5 million after tax and a gain on the sale of certain gum brands of $5.7 million after tax.

Net income in 2002 was $403.6 million including total net business realignment charges of $21.5 million after tax and after-tax expenses of $10.9 million related to the exploration of the sale of the Company.

FINANCIAL CONDITION

The Company’s financial condition remained very strong during 2004. The capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) increased to 55% as of December 31, 2004, from 43% as of December 31, 2003. The higher capitalization ratio in 2004 primarily reflected additional borrowings to finance the purchase of Common Stock from the Milton Hershey School Trust (described below) and the related decrease in stockholders’ equity as a result of the additional Treasury Stock. The ratio of current assets to current liabilities decreased to .9:1 as of December 31, 2004, from 1.9:1 as of December 31, 2003 primarily reflecting a decrease in cash and cash equivalents, an increase in short-term borrowings and an increase in the current portion of long-term debt, resulting from reclassification of $201.2 million of

6.7% Notes due in 2005 and $76.8 million related to certain lease agreements. The Company expects to satisfy these obligations using cash provided from operations and commercial paper borrowings.

In December 2004, the Company acquired Mauna Loa for $127.8 million. Mauna Loa is the leading processor and marketer of macadamia snacks, with annual sales of approximately $80 million. In October 2004, the Company’s Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top confectionery companies for $39.0 million. This business has annual sales of over $30 million. Included in the acquisition was the Pelón Pelo Rico brand. Had the results of the acquisitions been included in the consolidated results for the full year of 2004, the effect would not have been material.

In July 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500.0 million for the shares and fees of $1.4 million associated with the transaction.

In September 2003, the Company completed the sale of certain gum brands to Farley’s & Sathers for $20.0 million in cash as part of its business realignment initiatives. The gum brands included Fruit Stripe chewing gum, Rain-Blo gum balls and Super Bubble bubble gum.

In June 2002, the Company completed the sale of certain confectionery brands to Farley’s & Sathers for $12.0 million in cash as part of its 2001 business realignment initiatives. Included in the transaction were the Heide, Jujyfruits, Wunderbeans and Amazin’ Fruit trademarked confectionery brands, as well as the rights to sell Chuckles branded products, under license.

Assets

Total assets increased $215.0 million, or 6% as of December 31, 2004, primarily as a result of higher inventories, deferred taxes, property, plant, and equipment, goodwill and other intangibles, partially offset by a decrease in cash and cash equivalents. These increases were principally associated with the acquisition of the Grupo Lorena and Mauna Loa businesses.

Current assets increased by $50.9 million principally reflecting increased inventories to support higher anticipated sales in early 2005 prior to the effective date of selling price increases and inventories of $24.3 million related to the acquired businesses. The increase of current deferred income taxes was primarily related to the Mauna Loa acquisition and the tax effect on temporary differences associated with accrued liabilities for promotional allowances, inventories and gains or losses on derivatives included in other comprehensive income. The decrease in cash and cash equivalents reflected increased funding requirements for share repurchases, payment of dividends, capital additions and business acquisitions during the year.

Property, plant and equipment was higher than the prior year primarily due to capital additions of $181.7 million and the acquisition of the Grupo Lorena and Mauna Loa businesses, partially offset by depreciation expense of $171.2 million. Goodwill increased as a result of the business acquisitions, partially offset by a $12.6 million adjustment to goodwill as a result of the adjustment to the Federal and state tax contingencies. The increase in other intangibles primarily reflected the estimated value of trademarks from the business acquisitions. The decrease in other assets primarily reflected reduced pension assets as a result of pension expense recorded in 2004.

Liabilities

Total liabilities increased by $405.6 million as of December 31, 2004, primarily reflecting an increase in short-term borrowings, partially offset by a reduction in deferred income tax liabilities resulting from the adjustment to income tax contingency reserves, net of an increase associated with the business acquisitions. The increase in accounts payable was due to the business acquisitions. Higher accrued liabilities were primarily related to increased promotional allowances and employee compensation in addition to $11.8 million associated with the business acquisitions. The increase in short-term debt of $331.2 million reflected commercial paper borrowings primarily associated with the repurchase of Common Stock from the Milton Hershey School Trust and the acquisition of the

Grupo Lorena and Mauna Loa businesses, along with other funding requirements. The increase in current portion of long-term debt and the corresponding decrease in long-term debt was associated with the reclassification of $201.2 million of 6.7% Notes due in 2005 and $76.8 million related to certain lease agreements. The increase in other long-term liabilities was primarily associated with incentive compensation.

Capital Structure

The Company has two classes of stock outstanding, Common Stock and Class B Stock. Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors, with the Common Stock having one vote per share and the Class B Stock having ten votes per share. However, the Common Stock, voting separately as a class, is entitled to elect one-sixth of the Board of Directors. With respect to dividend rights, the Common Stock is entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.

In December 2000, the Company’s Board of Directors unanimously adopted a Stockholder Protection Rights Agreement (“Rights Agreement”). The Company’s largest stockholder, the Milton Hershey School Trust, supported the Rights Agreement. This action was not in response to any specific effort to acquire control of the Company. Under the Rights Agreement, the Company’s Board of Directors declared a dividend of one right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable and will not change the manner in which the Company’s Common Stock is traded. The Rights Agreement is discussed further in Note 15 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company’s major source of financing has been cash generated from operations. The Company’s income and, consequently, cash provided from operations during the year are affected by seasonal sales patterns, the timing of new product introductions, business acquisitions and divestitures, and price changes. Sales have typically been highest during the third and fourth quarters of the year, representing seasonal and holiday-related sales patterns. Generally, seasonal working capital needs peak during the summer months and have been met by issuing commercial paper.

Over the past three years, cash provided from operating activities totaled $2.0 billion, net of cash contributions to pension plans of $436.4 million. Cash from operations combined with short-term borrowings was sufficient to fund share repurchases, capital expenditures, capitalized software additions, dividend payments and business acquisitions which totaled $2.3 billion. Total debt increased during the period by $428.0 million, reflecting increased short-term borrowings, as discussed above, in addition to an increase in long-term debt resulting from the consolidation of Special Purpose Trusts (“SPTs”) associated with certain lease agreements in 2003, offset somewhat by the repayment of long-term debt. Cash and cash equivalents decreased by $79.3 million during the period.

The Company anticipates that capital expenditures and capitalized software additions will be in the range of $175 million to $200 million per annum during the next several years primarily for continued efficiency improvements in existing facilities and capacity expansion to support sales growth and new products, along with continued improvement and enhancements of computer software. As of December 31, 2004, the Company’s principal capital commitments included manufacturing capacity expansion to support sales growth and new products, modernization and efficiency improvements and selected enhancements of computer software.

As of December 31, 2004, the fair value of the Company’s pension plan assets exceeded benefits obligations. Contributions totaling $8.0 million, $120.3 million and $308.1 million were made to the pension plans during 2004, 2003 and 2002, respectively, primarily to improve the funded status as a result of negative returns on pension plan assets during 2002.

Under share repurchase programs which began in 1993, a total of 51,682,864 shares of Common Stock have been repurchased for approximately $1.3 billion, including purchases from the Milton Hershey School Trust of 8,000,000 shares for $103.1 million in 1993 and 3,159,558 shares for $100.0 million in 1999. Of the shares repurchased, 1,056,000 shares were retired and 21,361,107 shares were reissued to satisfy stock option obligations, Supplemental Retirement Contributions and employee stock ownership trust (“ESOP”) obligations. Of the shares reissued, 16,765,409 shares were repurchased in the open market to replace the reissued shares. Additionally, the Company has purchased a total of 67,282,661 shares of its Common Stock to be held as Treasury Stock from the Milton Hershey School Trust for $1.5 billion in privately negotiated transactions, including 11,281,589 shares for approximately $500 million in 2004. As of December 31, 2004, a total of 113,313,827 shares were held as Treasury Stock and $55.0 million remained available for repurchases of Common Stock under the $500 million share repurchase program approved by the Company’s Board of Directors in December 2002.

As of December 31, 2004, $250 million of debt securities remained available for issuance under an August 1997 Form S-3 Registration Statement. Proceeds from any offering of the $250 million of debt securities available under the shelf registration may be used for general corporate requirements, which include reducing existing commercial paper borrowings, financing capital additions and share repurchases, and funding future business acquisitions and working capital requirements.

In November 2004, the Company entered into a Five Year Credit Agreement (the “Credit Agreement”) with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers. The Credit Agreement establishes an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the Lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions. Advances other than competitive bid advances may be repaid without penalty at any time prior to the last day of the Credit Agreement. Competitive bid advances must be paid at maturity, and may not be prepaid. The Credit Agreement contains a financial covenant whereby the ratio of (a) pre-tax income from continuing operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The Credit Agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the Lenders, should the Company default in its obligations under the Credit Agreement.

With the execution of the Credit Agreement in November 2004, short-term and long-term committed credit facilities previously maintained by the Company in the United States (together the “Prior Facilities”) were terminated. The Prior Facilities consisted of the following: (x) Amended and Restated Five-Year Credit Agreement dated as of November 27, 2001 ($200 million) among the Company, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers; (y) Amended and Restated 364-Day Credit Agreement dated as of November 27, 2001 (as subsequently amended and renewed November 26, 2002 and November 25, 2003) ($200 million) among the Company, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers; and (z) 364-Day Credit Agreement dated as of July 28, 2004 ($500 million) among the Company, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Citigroup Global Markets Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers. The representations and warranties, events of default, financial covenant and other terms of the Prior Facilities are substantially similar to the provisions contained in the new Credit Agreement.

The Company also maintains lines of credit with domestic and international commercial banks, under which it could borrow in various currencies up to approximately $60.3 million and $43.6 million as of December 31, 2004 and 2003, respectively. The higher lines of credit as of December 31, 2004, were primarily associated with the Company’s businesses in Canada and China.

Cash Flow Activities

Over the past three years, cash from operating activities provided approximately $2.0 billion. Over this period, cash used by or provided from accounts receivable and inventories has tended to fluctuate as a result of sales during December and inventory management practices. The change in cash required for or provided from other assets and liabilities between the years was primarily related to hedging transactions, the timing of payments for accrued liabilities, including income taxes, and variations in the funded status of pension plans. In 2004, the adjustment of deferred income taxes primarily reflects the deferred tax benefit resulting from the $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004 and an increase resulting from the Mauna Loa acquisition.

Investing activities included capital additions, capitalized software additions, and several business acquisitions and divestitures. Capital additions during the past three years included the purchase of manufacturing equipment, and expansion and modernization of existing facilities. Capitalized software additions over the past three years were associated primarily with the ongoing enhancement of information systems.

In December 2004, the Company acquired Mauna Loa, a leading processor and marketer of macadamia snacks, for $127.8 million and in October 2004, the Company’s Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top confectionery companies, for $39.0 million.

In July 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500.0 million, for the shares and fees of $1.4 million associated with the transaction.

In August 2003, the Company completed the sale of a group of gum brands to Farley’s & Sathers for $20.0 million in cash as part of its business realignment initiatives and in June 2002, the Company completed the sale of certain confectionery brands to Farley’s & Sathers for $12.0 million in cash as part of its 2001 business realignment initiatives.

Financing activities included debt borrowings and repayments, payments of dividends, the exercise of stock options, incentive plan transactions and the repurchase of Common Stock. During the past three years, short-term borrowings in the form of commercial paper or bank borrowings were used to fund seasonal working capital requirements and finance share repurchase programs, including the purchase of Common Stock from the Milton Hershey School Trust. During the past three years, a total of 20,138,634 shares of Common Stock have been repurchased for $1.0 billion. Cash used for incentive plan transactions of $325.8 million during the past three years was partially offset by cash received from the exercise of stock options of $221.2 million. Cash used by incentive plan transactions reflected purchases of the Company’s Common Stock in the open market to replace Treasury Stock issued for stock options exercises. The Company intends to repurchase shares to replace shares issued for stock options exercises. The value of shares purchased in a given period will vary based upon stock options exercises over time and market conditions. As of December 31, 2004, approximately 1.9 million shares issued for stock options exercises in 2004 and 2003 remained to be repurchased. Most of these shares were repurchased in early 2005.

Net cash provided from operating activities was $797.5 million for 2004, an increase of $204.5 million compared with the prior year. The primary contributors to the increase were higher net income and increases in cash provided from other assets and liabilities and accounts receivable. These increases were partially offset by a decrease in cash flows related to deferred income taxes, principally reflecting the deferred tax benefit resulting from the income tax contingency reserve adjustment of $73.7 million in the second quarter of 2004, and cash used as a result of higher inventories as of December 31, 2004, to support higher sales anticipated in early 2005 prior to the effective date of selling price increases.

Cash provided from changes in other assets and liabilities was $132.8 million in 2004 compared with a use of cash of $81.4 million in 2003. The change in cash flows reflected reduced cash contributions to the Company’s pension plans which were $112.2 million lower in 2004 compared with 2003, increased cash provided from commodity transactions, primarily reflecting higher commodity futures market prices in 2004, and cash provided from higher liabilities primarily associated with incentive plans in 2004. An increase in cash provided by accounts receivable in 2004 compared with cash used by accounts receivable in 2003 was primarily attributable to improved cash collections.

Net cash provided from operating activities was $592.9 million for 2003, a decrease of $32.4 million compared with 2002. The primary contributors to the decrease were reductions in cash provided from deferred income taxes and higher accounts receivable balances at year-end. The decrease in cash provided from deferred income taxes principally reflected the tax impact of the lower pension plan contributions in 2003 versus 2002.

The decreases above were partially offset by higher net income and increases in cash provided from other assets and liabilities and accounts payable. Cash used by other assets and liabilities was $81.4 million in 2003 compared with $106.5 million in 2002. The reduction in the use of cash reflected reduced cash contributions to the Company’s pension plans which were $187.8 million lower in 2003 compared with 2002, decreased cash provided from commodity transactions primarily reflecting lower commodity futures market prices in 2003, and an increase in cash provided by higher liabilities primarily associated with selling and marketing programs in 2003. The increase in cash provided from accounts payable reflected the timing of payments.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes the Company’s contractual cash obligations by year:

	Payments Due by Year
	(In thousands of dollars)
Contractual Obligations	2005	2006	2007	2008	2009	Thereafter	Total
Unconditional Purchase Obligations	$796,500	$291,700	$33,100	$7,500	$3,700	$—	$1,132,500
Non-cancelable Operating Leases	12,579	12,188	11,263	8,654	5,034	11,645	61,363
Long-term Debt	279,043	142	191,008	147	150	499,155	969,645
Total Obligations	$1,088,122	$304,030	$235,371	$16,301	$8,884	$510,800	$2,163,508

In entering into contractual obligations, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company’s risk is limited to replacing the contracts at prevailing market rates. The Company does not expect any significant losses as a result of counterparty defaults.

The Company has entered into certain obligations for the purchase of raw materials. Purchase obligations primarily reflect forward contracts for the purchase of raw materials from third-party brokers and dealers to minimize the effect of future price fluctuations. Total obligations for each year are comprised of fixed price contracts for the purchase of commodities and unpriced contracts that have been valued using market prices as of December 31, 2004. The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. However, the variability of such costs is mitigated to the extent of the Company’s futures price cover for those periods. Accordingly, increases or decreases in market prices will be offset by gains or losses on commodity futures contracts to the extent that the unpriced contracts are hedged as of December 31, 2004 and in future periods. Taking delivery of the specific commodities for use in the manufacture of finished goods satisfies these obligations. For each of the three years in the period ended December 31, 2004, such obligations were fully satisfied by taking delivery of and making payment for the specific commodities.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation No. 46”). Interpretation No. 46 addresses consolidation by business enterprises of special-purpose entities (“SPEs”), such as SPTs, to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests.

The Company adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of three off-balance sheet arrangements with SPTs. As of December 31, 2004 and 2003, the Company had no off-balance sheet arrangements. The consolidation of the SPTs resulted in an adjustment to record the cumulative effect of the accounting change of approximately $7.4 million, or $.03 per share-diluted, in the third quarter of 2003, reflecting the after-tax effect of accumulated depreciation for these facilities from lease inception through June 29, 2003. Additionally, the consolidation of these entities resulted in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 million and to other long-term liabilities of $4.4 million, reflecting the third party equity interest associated with the lease arrangements. Prior to June 30, 2003, expenses associated with the lease arrangements were classified as rent expense and included in cost of sales in the Consolidated Statements of Income. Subsequent to the consolidation of these entities, expenses were classified as interest expense associated with the corresponding long-term debt. The consolidation of these entities resulted in an increase to interest expense of $2.8 million in 2003, offset by a decrease in rental expense for these facilities included in cost of sales. An increase in depreciation expense of $2.6 million in 2003 also resulted from the consolidation of these entities, with a total of $5.4 million of depreciation expense recorded in 2004.

During 1999 and 2000, the Company entered into off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities. These off-balance sheet arrangements enabled the Company to lease these facilities under more favorable terms than other leasing alternatives. The lease arrangements are with SPTs whereby the Company leases warehouse and distribution facilities in Redlands, California; Atlanta, Georgia; and Hershey, Pennsylvania, as discussed below. The SPTs were formed to facilitate the acquisition and subsequent leasing of the facilities to the Company. The SPTs financed the acquisition of the facilities by issuing notes and equity certificates to independent third-party financial institutions. The independent third-party financial institutions that hold the equity certificates are the owners of the SPTs. The owners of the SPTs have made substantive residual equity capital investments in excess of 3% which will be at risk during the entire term of each lease. Accordingly, the Company did not consolidate the SPTs prior to June 30, 2003 because all of the conditions for consolidation had not been met.

In December 2000, the Company entered into a lease agreement with the owner of the warehouse and distribution facility in Redlands, California. The lease term was approximately ten years, with occupancy to begin upon completion of the facility. The lease agreement contained an option for the Company to purchase the facility. In January 2002, the Company assigned its right to purchase the facility to an SPT that in turn purchased the completed facility and leased it to the Company under a new lease agreement. The lease term is five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $40.1 million.

In October 2000, the Company entered into a lease agreement with an SPT for the leasing of a warehouse and distribution facility near Atlanta, Georgia. The lease term is five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $18.2 million.

In July 1999, the Company entered into a lease agreement with an SPT for the construction and leasing of a warehouse and distribution facility located on land owned by the Company near Hershey, Pennsylvania. Under the agreement, the lessor paid construction costs totaling $61.7 million. The lease term is six years, including the one-year construction period, with up to four renewal periods of five years each with the consent of the lessor.

Aside from the residual guarantees and instrument guarantees associated with the individual leasing arrangements, as discussed below, the Company has provided no other guarantees or capitalization of these entities. The Company has not collateralized the obligations in connection with these leases. The Company has no obligations with respect to refinancing of the lessor’s debt, would incur no significant penalties which would result in the reasonable assurance of continuation of the leases and has no significant guarantees other than the residual and instrument guarantees discussed below. There are no other material commitments or contingent liabilities associated with the leasing arrangements. The Company’s transactions with the SPTs are limited to the lease agreements. The Company does not anticipate entering into any other arrangements involving SPEs.

The leases include substantial residual guarantees by the Company for a significant amount of the financing and options to purchase the facilities at original cost. Pursuant to instrument guarantees, in the event of a default under the lease agreements, the Company guaranteed to the note holders and certificate holders payment in an amount equal to all sums then due under the leases.

There are no penalties or other disincentives under the lease agreements if the Company decides not to renew any of the three leases. The terms for each renewal period under each of the three lease arrangements are identical to the initial terms and do not represent bargain lease terms.

If the Company were to exercise its options to purchase the three facilities at original cost at the end of the respective initial lease terms, the Company could purchase the facilities for a total of approximately $120.0 million, $79.9 million for the Pennsylvania and Georgia facilities in 2005 and $40.1 million for the California facility in 2007. If the Company chooses not to renew the leases or purchase the assets at the end of the lease terms, the Company is obligated under the residual guarantees for approximately $103.2 million in total for the three leases. Additionally, the Company is obligated to re-market each property on the lessor’s behalf and, upon sale, distribute a portion of the proceeds to the note holders and certificate holders up to an amount equal to the remaining debt and equity certificates and to pay closing costs. If the Company chooses not to renew or purchase the assets at the end of the lease terms, the Company does not anticipate a material disruption to operations, since such facilities are not unique, facilities with similar racking and storage capabilities are available in each of the areas where the facilities are located, there are no significant leasehold improvements that would be impaired, there would be no adverse tax consequences, the financing of replacement facilities would not be material to the Company’s cash flows and costs related to relocation would not be significant to income.

The facility located near Hershey, Pennsylvania was constructed on land owned by the Company. The Company entered into a ground lease with the lessor, an SPT. The initial term of the ground lease extends to the date that is the later of (i) the date the facility lease is no longer in effect, or (ii) the date when the Company satisfies the residual guarantee associated with the lease. An additional term for the ground lease begins upon the end of the initial ground lease term and ends upon the later of the date all sums required to be paid under the lease agreement are paid in full and the 75th anniversary of the ground lease commencement date. If the Company chooses not to renew the building lease or purchase the building, it must re-market the building on the lessor’s behalf subject to the ground lease, which will continue in force until the earlier of the date all sums required to be paid under the lease agreement are paid in full and the 75th anniversary of the ground lease inception date. The lease of the warehouse and distribution facility does not include any provisions which would require the Company to sell the land to the SPT.

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

A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues were concluded during the second quarter of 2004. Based upon the results of the audits, the income tax contingency reserves were adjusted resulting in a reduction of income tax reserves by $73.7 million, reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility and timing of certain expenses, interest on potential assessments, and acquisition and divestiture matters. Assessments of additional tax require use of the Company’s cash. The Company is not aware of any significant income tax assessments.

ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS

The Company utilizes certain derivative instruments, from time to time, including interest rate swaps, foreign currency forward exchange contracts and options, and commodities futures contracts, to manage interest rate, currency exchange rate and commodity market price risk exposures. Interest rate swaps and foreign currency contracts and options are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Commodities futures contracts are entered into for varying periods and are intended to be and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any significant losses as a result of counterparty defaults.

The Company accounts for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133, as amended”). SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss must be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. All derivative instruments currently utilized by the Company, including variable to fixed interest rate swaps, foreign exchange contracts and options and commodities futures contracts, are designated and accounted for as cash flow hedges. The Company adopted SFAS No. 133, as amended, as of January 1, 2001. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6 to the Consolidated Financial Statements, Derivative Instruments and Hedging Activities.

The information below summarizes the Company’s market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2004. This information should be read in conjunction with Note 1, Note 6 and Note 8 to the Consolidated Financial Statements.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2004. The fair value of long-term debt was determined based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	(In thousands of dollars except for rates)
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Long-term Debt	$279,043	$142	$191,008	$147	$150	$499,155	$969,645	$1,094,281
Interest Rate	5.9%	2.0%	6.3%	2.0%	2.0%	7.4%	6.8%

Interest rates on variable rate obligations were calculated using the rate in effect as of December 31, 2004. Interest rates on certain long-term debt have been converted from variable to fixed rates as discussed under the heading Interest Rate Swaps below.

Interest Rate Swaps

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In October 2003, the Company entered into interest rate swap agreements to effectively convert interest payments on long-term debt from fixed to variable rates. Interest payments on $200.0 million of 6.7% Notes due in October 2005 and $150.0 million of 6.95% Notes due in March 2007 were converted from the respective fixed rates to variable rates based on the London Interbank Offered Rate, LIBOR. In March 2004, the Company terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. This increase is being amortized over the remaining term of the respective long-term debt as a reduction to interest expense. In February 2001, the Company entered into interest rate swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate of 6.1%.

The fair value of interest rate swaps is defined as the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. The fair value of the swap agreements is calculated quarterly based upon the quoted market price for the same or similar financial instruments. The fair value of the variable to fixed interest rate swaps was a liability of $1.7 million and $5.2 million as of December 31, 2004 and 2003, respectively. The potential net loss in fair value of interest rate swaps of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million and $.5 million as of December 31, 2004 and 2003, respectively. The Company’s risk related to the interest rate swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts and Options

The Company enters into foreign exchange forward contracts and options to hedge transactions primarily related to firm commitments to purchase or forecasted purchases of equipment, certain raw materials and finished goods denominated in foreign currencies and to hedge payment of forecasted intercompany transactions with its subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements. Foreign currency price risks are hedged generally for periods from 3 to 24 months.

Foreign exchange forward contracts and options are intended to be and are effective as hedges of identifiable, foreign currency commitments. Foreign exchange forward contracts are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or liability. Gains and losses on these contracts are recorded as a component of other comprehensive income and are reclassified into earnings in the same period during which the hedged transaction affects earnings.

As of December 31, 2004, the Company had foreign exchange forward contracts and options maturing primarily in 2005 and 2006 to purchase $103.1 million in foreign currency, primarily Australian dollars, Canadian dollars and euros, and to sell $30.8 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

As of December 31, 2003, the Company had foreign exchange forward contracts and options maturing primarily in 2004 and 2005 to purchase $57.7 million in foreign currency, primarily Canadian dollars, and to sell $18.0 million in foreign currency, primarily Japanese yen, at contracted forward rates.

The fair value of foreign exchange contracts and options is defined as the amount of the difference between contracted and current market foreign currency exchange rates as of the end of the period. On a quarterly basis, the fair value of foreign exchange forward contracts and options is estimated by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange forward contracts and options was an asset of $4.4 million and $1.6 million as of December 31, 2004 and 2003, respectively. The potential net loss in fair value of foreign exchange forward contracts and options of ten percent resulting from a hypothetical near-term adverse change in market rates was $.4 million and $.2 million as of December 31, 2004 and 2003, respectively. The Company’s risk related to the foreign exchange contracts and options is limited to the cost of replacing the contracts at prevailing market rates.

Commodity Price Risk Management

The Company’s most significant raw material requirements include cocoa, sugar, milk, peanuts and almonds. The Company attempts to minimize the effect of future price fluctuations related to the purchase of these raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Company’s other major raw material requirements. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations that provide more favorable pricing opportunities and flexibility in sourcing these raw material and energy requirements. Fuel oil futures contracts are used to minimize price fluctuations associated with the Company’s transportation costs. The Company’s commodity procurement practices are intended to reduce the risk of future price increases, but also may potentially limit the ability to benefit from possible price decreases.

The cost of cocoa beans and the prices for the related commodity futures contracts historically have been subject to wide fluctuations attributable to a variety of factors, including the effect of weather on crop yield, other imbalances between supply and demand, currency exchange rates, political unrest in producing countries and speculative influences. After declining from an eighteen-year high in February 2003, cocoa continued to trade at relatively high price levels during 2004. Continued civil unrest in the world’s largest cocoa-producing country, the Ivory Coast, resulted in volatile market conditions, but has not materially affected the harvesting and marketing of the cocoa crop. The Company’s costs during 2005 and beyond will not necessarily reflect market price fluctuations because of its forward purchasing practices, premiums and discounts reflective of relative values, varying delivery times, and supply and demand for specific varieties and grades of cocoa beans. The Company’s costs for cocoa will increase in 2005; however, the Company expects to achieve its long-term goals for growth and profitability by a combination of selling price increases, supply chain cost reductions and strict control of other costs to offset cost increases and respond to changes in the competitive environment.

Commodities Futures Contracts

In connection with the purchasing of cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, the Company enters into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations. Exchange traded futures contracts are used to fix the price of physical forward purchase contracts. Cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses) are made on a daily basis. The Company accounts for commodities futures contracts in accordance with SFAS No. 133, as amended, and accordingly, cash transfers are reported as a component of other comprehensive income. Such cash transfers will be offset by higher or lower cash requirements for payment of invoice prices of raw materials, energy requirements and transportation costs in the future. Futures being held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

The following sensitivity analysis reflects the market risk of the Company to a hypothetical adverse market price movement of ten percent, based on the Company’s net commodity positions at four dates spaced equally throughout the year. The Company’s net commodity positions consist of the excess of futures contracts held over unpriced physical forward contracts for the same commodities, relating to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. Inventories, priced forward contracts and estimated anticipated purchases not yet contracted for were not included in the sensitivity analysis calculations. A loss is defined, for purposes of determining market risk, as the potential decrease in fair value or the opportunity cost resulting from the hypothetical adverse price movement. The fair values of net commodity positions were based upon quoted market prices or estimated future prices including estimated carrying costs corresponding with the future delivery period.

For the years ended December 31,	2004		2003
In millions of dollars
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
Highest long position	$128.2	$12.8	$115.0	$11.5
Lowest long position	(30.1)	3.0	(14.3)	1.4
Average position (long)	62.7	6.3	54.9	5.5

The increase in fair values from 2003 to 2004 primarily reflected an increase in commodity prices during 2004. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures being held at certain points in time during the years.

Sensitivity analysis disclosures represent forward-looking statements, which are subject to certain risks and uncertainties that could cause actual results to differ materially from those presently anticipated or projected. The important factors that could affect the sensitivity analysis disclosures include significant increases or decreases in market prices reflecting fluctuations attributable to the effect of weather on crop yield, other imbalances between supply and demand, currency exchange rates, political unrest in producing countries and speculative influences in addition to changes in the Company’s hedging strategies.

USE OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the period. Significant accounting policies employed by the Company, including the use of estimates, are presented in the Notes to Consolidated Financial Statements.

Critical accounting estimates involved in applying the Company’s accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, and would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. The Company’s most critical accounting estimates, discussed below, pertain to accounting policies for accounts receivable—trade, accrued liabilities and pension and other post-retirement benefit plans.

Accounts Receivable—Trade

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company believes that it has little concentration of credit risk due to the diversity of its customer base. Accounts Receivable—Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company monitors the collectibility of its accounts receivable on an ongoing basis by analyzing the aging of its accounts receivable, assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Over the three-year period ended December 31, 2004, the Company recorded expense averaging approximately $1.4 million per year for potential uncollectible accounts, including a $5.0 million provision in 2003 related to the estimate of probable exposure to the bankruptcy of one of the Company’s customers, Fleming Companies, Inc. This provision was reversed in the fourth quarter of 2004 upon the agreement with Fleming Reclamation Creditor’s Trust which resolved most significant matters related to the bankruptcy. Write-offs of uncollectible accounts, net of recoveries, averaged approximately $2.0 million over the same period. The provision for uncollectible accounts is recognized as selling, marketing and administrative expense in the Consolidated Statements of Income. Over the past three years, the allowance for doubtful accounts has ranged from 2% to 3% of gross accounts receivable. If reasonably possible near-term changes in the most material assumptions were made with regard to the collectibility of accounts receivable, the amounts by which the annual provision would have changed would have resulted in a reduction in expense of approximately $2.5 million to an increase in expense of approximately $1.4 million. Changes in estimates for future uncollectible accounts receivable would not have a material impact on the Company’s liquidity or capital resources.

Accrued Liabilities

Accrued liabilities requiring the most difficult or subjective judgments include liabilities associated with marketing promotion programs and potentially unsaleable products. The Company utilizes numerous trade promotion programs. The costs of such programs are recognized as a reduction to net sales with the recording of a corresponding accrued liability based on estimates at the time of product shipment. The accrued liability for marketing promotions is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. The estimated costs of these programs are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Promotional costs were $557.5 million, $551.2 million and $461.6 million in 2004, 2003 and 2002, respectively. Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs would have resulted in changes ranging from a reduction in such costs of approximately $12.0 million to an increase in costs of approximately $10.0 million, with an increase or decrease to net sales and income before income taxes within that range. Over the last three years, actual promotion costs have not deviated from the estimated amounts by more than 4%. Changes in estimates related to the cost of promotion programs would not have a material impact on the Company’s liquidity or capital resources.

At the time of sale, the Company estimates a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales. A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail. Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotion programs. Over the three-year period ended December 31, 2004, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales. Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $.5 million to $1.0 million. In each of the years in the three-year period ended December 31, 2004, actual costs have not deviated from the Company’s estimates by more than 1%. Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on the Company’s liquidity or capital resources.

Pension and Other Post-Retirement Benefit Plans

The Company sponsors a number of defined benefit pension plans. The principal plans are the Hershey Foods Corporation Retirement Plan and the Hershey Foods Corporation Retirement Plan for Hourly Employees which are cash balance plans that provide pension benefits for most domestic employees. The Company is monitoring legislative and regulatory developments regarding cash balance plans, as well as recent court cases, for any impact on its plans. The Company also sponsors two primary post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

The Company’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws, respectively. Non-domestic pension liabilities are funded in accordance with applicable local laws and regulations. Plan assets are invested in a broadly diversified portfolio consisting primarily of domestic and international common stocks and fixed income securities. Short-term and long-term liabilities associated with benefit plans are primarily determined based on actuarial calculations. These calculations are made considering payroll and employee data, including age and years of service, along with actuarial assumptions at the date of the financial statements. The Company takes into consideration long-term projections with regard to economic conditions, including interest rates, return on assets and the rate of increase in compensation levels. With regard to liabilities associated with other post-retirement benefit plans that provide health care and life insurance, the Company takes into consideration the long-term annual rate of increase in the per capita cost of the covered benefits. In compliance with the provisions of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, the discount rate assumption is reviewed and may be revised annually. The expected long-term rate of return on assets assumption (“asset return assumption”) for funded plans is by its nature of a longer duration and would be revised only when long-term asset return projections demonstrate that need.

Pension Plans

The net periodic pension benefits cost for the Company sponsored plans was $33.6 million, $51.0 million and $29.8 million, respectively, in 2004, 2003 and 2002. For 2005, net periodic pension benefits cost is expected to be comparable to 2004 primarily due to a higher than expected return on plan assets during 2004 and cash contributions to the pension plans in 2005, offset by the lower 2005 discount rate. The recognized net actuarial losses will be higher in 2005 due to the lower discount rate. Actuarial gains and losses may arise when actual experience differs from assumed experience or when the actuarial assumptions used to value the plan’s obligations are revised from time to time. The Company’s policy is to amortize only unrecognized net actuarial gains/losses in excess of 10%

of the respective plan’s projected benefit obligation, or fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefits cost for 2005 is $10.0 million based on the December 31, 2004 unrecognized net actuarial loss presented in Note 13, Pension and Other Post-Retirement Benefit Plans, of $243.9 million and an amortization period of primarily between thirteen and fifteen years, the average remaining service period of active employees expected to receive benefits under the plans (“average remaining service period”). Changes to the assumed rates of participant termination, disability and retirement would impact the average remaining service period. An increase in these rates would decrease the average remaining service period and a decrease in these rates would have the opposite effect. However, changes to these assumed rates are not anticipated at this time. The 2004 recognized net actuarial loss component of net periodic pension benefits cost was $9.8 million. Projections beyond 2005 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

The Company used an average discount rate assumption of 6.0%, 6.3% and 6.9% for 2004, 2003 and 2002, respectively, in the calculation of net periodic pension benefits cost for its plans. The use of a different discount rate assumption can significantly impact net periodic pension benefits cost. A one percentage point decrease in the discount rate assumption would have increased 2004 net periodic pension benefits cost by $12.0 million and a one percentage point increase in the discount rate assumption would have decreased 2004 net periodic pension benefits cost by $10.2 million. The Company’s discount rate represents the estimated rate at which pension benefits could be effectively settled. In order to estimate this rate, the Company considers the yields of high quality securities, which are generally considered to be those receiving a rating no lower than the second highest given by a recognized rating agency.

The Company reduced its average discount rate assumption to 5.7% for valuing obligations as of December 31, 2004, from 6.0% as of December 31, 2003, due to the declining interest rate environment. A one percentage point decrease in the discount rate assumption would have increased the December 31, 2004 pension benefits obligations by $125.0 million and a one percentage point increase in the discount rate assumption would have decreased the December 31, 2004 pension benefits obligations by $106.1 million.

Asset return assumptions of 8.5%, 8.5% and 9.5% were used in the calculation of net periodic pension benefits cost for 2004, 2003 and 2002, respectively, and the expected return on plan assets component of net periodic pension benefits cost was based on the fair market value of pension plan assets. To determine the expected return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 17 years prior to December 31, 2004 was approximately 9.7%. The actual return on assets was 10.7% during 2004, with gains during 2003 of approximately 21.1% and losses during 2002 of (13.1)%. The use of a different asset return assumption can significantly impact net periodic pension benefits cost. A one percentage point decrease in the asset return assumption would have increased 2004 net periodic pension benefits cost by $9.0 million and a one percentage point increase in the asset return assumption would have decreased 2004 net periodic pension benefits cost by $9.0 million.

The Company’s pension asset investment policies specify ranges of pension asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows: equity securities, 40%–85%; debt securities, 15%–60%; and cash, 0%–10%. As of December 31, 2004, the actual allocations were within the ranges. The level of volatility in pension plan asset returns is expected to be in line with the overall volatility of the markets and weightings within the asset classes disclosed.

For 2004 and 2003, the Company had no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans were not material. However, the Company made contributions of $8.0 million in 2004 and $120.3 million in 2003 to improve the funded status. These contributions were fully tax deductible. A one percentage point change in the discount rate or asset return assumptions would not have changed the 2004 minimum funding requirements for the domestic plans.

For 2005, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material. However, the Company contributed $40.0 million to the domestic plans in January 2005 to improve the funded status.

Post-Retirement Benefit Plans

Other post-retirement benefits costs relate primarily to health care and life insurance benefits. Net periodic other post-retirement benefits costs for the Company sponsored plans were $24.3 million, $23.9 million and $23.7 million in 2004, 2003 and 2002, respectively. For the calculation of net periodic other post-retirement benefits costs, discount rate assumptions of 6.0%, 6.3% and 7.0% were used for 2004, 2003 and 2002, respectively. The use of a different discount rate assumption can significantly impact net periodic other post-retirement benefits costs. A one percentage point decrease in the discount rate assumption would have increased 2004 net periodic other post-retirement benefits costs by $1.5 million and a one percentage point increase in the discount rate assumption would have decreased 2004 net periodic other post-retirement benefits costs by $1.3 million.

The Company used discount rate assumptions of 5.7% and 6.0% to value the other post-retirement benefits obligations as of December 31, 2004 and 2003, respectively. A one percentage point decrease in the discount rate assumption would have increased the December 31, 2004 other post-retirement benefits obligations by $36.4 million and a one percentage point increase in the discount rate assumption would have decreased the December 31, 2004 other post-retirement benefits obligations by $30.4 million.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “2003 Medicare Act”). The 2003 Medicare Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that certain prescription drug benefits offered under post-retirement health care plans will qualify for the subsidy under Medicare Part D. The Federal subsidy to be provided by the 2003 Medicare Act reduced net periodic benefits costs in 2004 by approximately $3.0 million and lowered the accumulated post-retirement benefits obligation by approximately $25.2 million.

Other critical accounting policies employed by the Company include the following:

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets consist primarily of trademarks, customer-related intangible assets and patents obtained through business acquisitions. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of approximately ten years. Patents are being amortized over their remaining legal lives of approximately sixteen years.

The impairment evaluation for goodwill is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Goodwill was assigned to reporting units and transitional impairment tests were performed for goodwill and other intangible assets during the first quarter of 2002 and the annual impairment tests were performed in the fourth quarters of 2002, 2003 and 2004. No impairment of assets was determined as a result of these tests.

Commodities Futures Contracts

In connection with the purchasing of cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, the Company enters into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations. Commodities futures contracts utilized by the Company are designated and accounted for as cash flow hedges under SFAS No. 133, as amended. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

The net after-tax impact of cash flow hedging derivatives on comprehensive income (loss) reflected a $16.3 million gain in 2004, a $20.2 million loss in 2003 and a $106.7 million gain in 2002. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $26.1 million, $51.9 million, and $17.9 million for 2004, 2003 and 2002, respectively, were associated with commodities futures contracts. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.4 million, $.4 million and $1.5 million before tax for the years ended December 31, 2004, 2003 and 2002, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness. The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $18.7 million after tax as of December 31, 2004, which were principally associated with commodities futures contracts.

RETURN MEASURES

Operating Return on Average Stockholders’ Equity

The Company’s operating return on average stockholders’ equity, on a GAAP basis, was 49.9% in 2004. The Company’s adjusted operating return on average stockholders’ equity was 44.7% in 2004. For the purpose of calculating the adjusted operating return on average stockholders’ equity, earnings is defined as net income adjusted to reflect the impact of the elimination of the amortization of intangibles for all years and excluding the impact of the adjustment to income tax contingency reserves on the provision for income taxes in 2004, the after-tax effect of the business realignment initiatives in 2003, 2002 and 2001, the after-tax effect of incremental expenses to explore the possible sale of the Company in 2002 and the after-tax gains on the sale of a group of the Company’s gum brands in 2003, the sale of the Luden’s throat drops business in 2001, the sale of corporate aircraft in 2000 and the sale of the pasta business in 1999. Over the most recent six-year period, the adjusted return has ranged from 28.9% in 1999 to 44.7% in 2004.

Operating Return on Average Invested Capital

The Company’s operating return on average invested capital, on a GAAP basis, was 26.7% in 2004. The Company’s adjusted operating return on average invested capital was 24.1% in 2004. Average invested capital consists of the annual average of beginning and ending balances of long-term debt, deferred income taxes and stockholders’ equity. For the purpose of calculating the adjusted operating return on average invested capital, earnings is defined as net income adjusted to reflect the impact of the elimination of the amortization of intangibles for all years and excluding the impact of the adjustment to income tax contingency reserves on the provision for income taxes in 2004, the after-tax effect of the business realignment initiatives in 2003, 2002 and 2001, the after-tax effect of incremental expenses to explore the possible sale of the Company in 2002, the after-tax gains on the sale of a group of the Company’s gum brands in 2003, the sale of the Luden’s throat drops business in 2001, the sale of corporate aircraft in 2000, and the sale of the pasta business in 1999, and the after-tax effect of interest on long-term debt. Over the most recent six-year period, the adjusted return has ranged from 15.4% in 1999 to 24.1% in 2004.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Key risks to achieving future performance include: the continued ability to accelerate the introduction of new products, while balancing the rationalization of under-performing items; customer and consumer acceptance of announced price increases; achievement of targeted cost improvements; successful resolution of upcoming labor contract negotiations; intensified competitive activity in certain markets; changes to customers’ businesses and in the retail environment; changes in the regulatory environment, which includes tax laws as well as initiatives which could restrict or limit certain product sales; the ability to improve profitability of international businesses which are subject to certain volatility with regard to the economic and foreign currency exchange environment in certain countries; and the risk of increases in raw material and other costs.

During the three years ended December 31, 2004, the Company significantly improved operating results as it implemented its strategies. Over the long-term these strategies seek to deliver average net sales growth of 3%–4% per year, gross margin improvement of 70–90 basis points per year, 7%–9% annual growth in earnings before interest expense and income taxes (“EBIT”) and 9%–11% earnings per share-diluted (“EPS”) growth per year.

The Company expects continued sales growth in 2005 to be 6%–7%, including growth at the top end of its long-term goal for the ongoing business, enhanced by the first year impact of the Mauna Loa and Grupo Lorena acquisitions. The Company will continue to introduce new items and limited edition line extensions. During 2005 these will include a full year of sales for the following items that were introduced in 2004: Hershey’s Kisses brand filled with caramel milk chocolates, Ice Breakers Liquid Ice mints, Hershey’s Snack Barz rice and marshmallow bars, Hershey’s SmartZone nutrition bars, Take5 candy bars, Hershey’s, Almond Joy, York and Reese’s cookies, Reese’s Pieces candy with peanuts, and Reese’s Big Cup, previously sold as a limited edition item.

Geographically, net sales growth is expected to be concentrated primarily in North America. Growth outside North America will be focused on limited geographic areas offering attractive market opportunities.

Gross margin is expected to improve 30–40 basis points in 2005, including growth approaching the lower end of the Company’s long-term goal of 70–90 basis points for the ongoing business, reduced by the impact of integrating the lower margin Grupo Lorena and Mauna Loa businesses. Margin improvement is affected by various factors, including selling prices, promotional allowances, raw material costs, supply chain efficiencies and the mix of products sold in any period. During 2005, improved price realization resulting from a combination of selling price increases and product weight changes, combined with improved supply chain efficiencies will more than offset higher input costs, primarily for raw materials, transportation and employee benefits.

EBIT is expected to grow within the range of the long-term goal in 2005, as a result of the net sales growth and gross margin expansion, combined with careful control of selling, marketing and administrative costs.

Net income and EPS in 2004 benefited from the non-recurring adjustment to income tax contingency reserves, which reduced the tax rate and income tax expense. In 2005, the tax rate will return to a more normal rate, estimated at 36.6%, offsetting the EBIT gains and resulting in relatively flat net income and EPS versus 2004. Excluding the impact of this non-recurring adjustment, net income and EPS are expected to increase within the range of the Company’s long-term goals.

The Company expects strong cash flows from operating activities in 2005. Net cash provided from operating activities is expected to exceed cash requirements for capital additions, capitalized software additions and anticipated dividend payments. The Company will continue to monitor the funded status of pension plans based on market performance and make future contributions as appropriate. The plans were sufficiently funded at the end of 2004, however, in January 2005, a contribution of $40.0 million was made to improve the funded status of the domestic plans. The Company’s cash flow from operations is expected to remain strong. During 2005, the Company will repay the $201.2 million of 6.7% Notes due in 2005 by utilizing cash provided from operations and additional short-term borrowings.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

SFAS No. 123R is effective for periods beginning after June 15, 2005. SFAS No. 123R will apply to awards granted, modified, or settled in cash on or after that date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact on EPS of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $.06 to $.08 per share-diluted, assuming option grants continue at the same level as in 2004.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not expect any significant changes to its financial accounting and reporting as a result of the implementation of SFAS No. 151.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item with respect to market risk is set forth in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 24 through 27.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

Hershey Foods Corporation is responsible for the financial statements and other financial information contained in this report. The Company believes that the financial statements have been prepared in conformity with U.S. generally accepted accounting principles appropriate under the circumstances to reflect in all material respects the substance of applicable events and transactions. In preparing the financial statements, it is necessary that management make informed estimates and judgments. The other financial information in this annual report is consistent with the financial statements.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that the cost of the system must be related to the benefits to be derived. The Company believes its system provides an appropriate balance in this regard. The Company maintains an Internal Audit Department which reviews the adequacy and tests the application of internal accounting controls.

The 2004, 2003 and 2002 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on the Company’s 2004 and 2003 financial statements is included on page 37.

The Audit Committee of the Board of Directors of the Company, consisting solely of independent, non-management directors, meets regularly with the independent auditors, internal auditors and management to discuss, among other things, the audit scopes and results. KPMG LLP and the internal auditors both have full and free access to the Audit Committee, with and without the presence of management.

Richard H. Lenny	David J. West
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hershey Foods Corporation:

We have audited the accompanying consolidated balance sheets of Hershey Foods Corporation and subsidiaries (the “Corporation”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hershey Foods Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2, the Corporation adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, on June 30, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
March 3, 2005

HERSHEY FOODS CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2004	2003	2002
In thousands of dollars except per share amounts

Net Sales	$4,429,248	$4,172,551	$4,120,317

Costs and Expenses:
Cost of sales	2,679,531	2,544,726	2,561,052
Selling, marketing and administrative	847,540	816,442	833,426
Business realignment and asset impairments, net	—	23,357	27,552
Gain on sale of business	—	(8,330)	—
Total costs and expenses	3,527,071	3,376,195	3,422,030

Income before Interest and Income Taxes	902,177	796,356	698,287
Interest expense, net	66,533	63,529	60,722

Income before Income Taxes	835,644	732,827	637,565
Provision for income taxes	244,765	267,875	233,987

Income before Cumulative Effect of Accounting Change	590,879	464,952	403,578
Cumulative effect of accounting change, net of $4,933 tax benefit	—	7,368	—

Net Income	$590,879	$457,584	$403,578

Earnings Per Share—Basic—Common Stock
Income before Cumulative Effect of Accounting Change	$2.38	$1.81	$1.51
Cumulative Effect of Accounting Change, net of $.02 Tax Benefit	—	.03	—
Net Income	$2.38	$1.78	$1.51

Earnings Per Share—Basic—Class B Common Stock
Income before Cumulative Effect of Accounting Change	$2.17	$1.64	$1.37
Cumulative Effect of Accounting Change, net of $.02 Tax Benefit	—	.03	—
Net Income	$2.17	$1.61	$1.37

Earnings Per Share—Diluted
Income before Cumulative Effect of Accounting Change	$2.30	$1.76	$1.47
Cumulative Effect of Accounting Change, net of $.02 Tax Benefit	—	.03	—
Net Income	$2.30	$1.73	$1.47

Cash Dividends Paid Per Share:
Common Stock	$.8350	$.7226	$.6300
Class B Common Stock	.7576	.6526	.5675

The notes to consolidated financial statements are an integral part of these statements.

HERSHEY FOODS CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$54,837	$114,793
Accounts receivable—trade	408,930	407,612
Inventories	557,180	492,859
Deferred income taxes	46,503	13,285
Prepaid expenses and other	114,991	103,020
Total current assets	1,182,441	1,131,569
Property, Plant and Equipment, Net	1,682,698	1,661,939
Goodwill	463,947	388,960
Other Intangibles	125,233	38,511
Other Assets	343,212	361,561
Total assets	$3,797,531	$3,582,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,686	$132,222
Accrued liabilities	472,096	416,181
Accrued income taxes	42,280	24,898
Short-term debt	343,277	12,032
Current portion of long-term debt	279,043	477
Total current liabilities	1,285,382	585,810
Long-term Debt	690,602	968,499
Other Long-term Liabilities	403,356	370,776
Deferred Income Taxes	328,889	377,589
Total liabilities	2,708,229	2,302,674

Stockholders’ Equity:
Preferred Stock, shares issued: none in 2004 and 2003	—	—
Common Stock, shares issued: 299,060,235 in 2004 and 149,528,776 on a pre-split basis in 2003	299,060	149,528
Class B Common Stock, shares issued: 60,841,509 in 2004 and 30,422,096 on a pre-split basis in 2003	60,841	30,422
Additional paid-in capital	28,614	4,034
Unearned ESOP compensation	(6,387)	(9,580)
Retained earnings	3,469,169	3,263,988
Treasury—Common Stock shares, at cost: 113,313,827 in 2004 and 50,421,139 on a pre-split basis in 2003	(2,762,304)	(2,147,441)
Accumulated other comprehensive income (loss)	309	(11,085)
Total stockholders’ equity	1,089,302	1,279,866
Total liabilities and stockholders’ equity	$3,797,531	$3,582,540

The notes to consolidated financial statements are an integral part of these balance sheets.

HERSHEY FOODS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2004	2003	2002
In thousands of dollars

Cash Flows Provided from (Used by)
Operating Activities
Net income	$590,879	$457,584	$403,578
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	189,665	180,567	177,908
Deferred income taxes	(81,931)	38,895	137,817
Gain on sale of business, net of tax of $2,624	—	(5,706)	—
Business realignment initiatives, net of tax of $9,988 and $12,470, respectively	—	15,488	21,509
Cumulative effect of accounting change, net of tax of $4,933	—	7,368	—
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	17,319	(36,636)	(9,250)
Inventories	(40,043)	9,095	8,843
Accounts payable	(11,266)	7,715	(8,542)
Other assets and liabilities	132,827	(81,427)	(106,520)
Net Cash Provided from Operating Activities	797,450	592,943	625,343

Cash Flows Provided from (Used by)
Investing Activities
Capital additions	(181,728)	(218,650)	(132,736)
Capitalized software additions	(14,158)	(18,404)	(11,836)
Business acquisitions	(166,859)	—	—
Proceeds from divestitures	—	20,049	12,000
Net Cash (Used by) Investing Activities	(362,745)	(217,005)	(132,572)

Cash Flows Provided from (Used by)
Financing Activities
Net change in short-term borrowings	331,245	897	4,130
Long-term borrowings	—	3,194	304
Repayment of long-term debt	(883)	(18,633)	(9,578)
Cash dividends paid	(205,747)	(184,686)	(167,821)
Exercise of stock options	79,634	55,120	86,491
Incentive plan transactions	(81,933)	(85,347)	(158,507)
Repurchase of Common Stock	(616,977)	(329,433)	(84,194)
Net Cash (Used by) Financing Activities	(494,661)	(558,888)	(329,175)
(Decrease) Increase in Cash and Cash Equivalents	(59,956)	(182,950)	163,596
Cash and Cash Equivalents as of January 1	114,793	297,743	134,147
Cash and Cash Equivalents as of December 31	$54,837	$114,793	$297,743
Interest Paid	$66,151	$65,347	$64,343
Income Taxes Paid	289,607	207,672	57,495

The notes to consolidated financial statements are an integral part of these statements.

HERSHEY FOODS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2002	$—	$149,516	$30,434	$3,263	$(15,967)	$2,755,333	$(1,689,243)	$(86,132)	$1,147,204
Net income						403,578			403,578
Other comprehensive income								107,203	107,203
Comprehensive income									510,781
Dividends:
Common Stock, $.63 per share						(133,285)			(133,285)
Class B Common Stock, $.5675 per share						(34,536)			(34,536)
Conversion of Class B Common Stock into Common Stock		12	(12)						—
Incentive plan transactions				(298)					(298)
Exercise of stock options				(3,517)			(34,790)		(38,307)
Employee stock ownership trust/benefits transactions				1,145	3,193				4,338
Repurchase of Common Stock							(84,194)		(84,194)
Balance as of December 31, 2002	—	149,528	30,422	593	(12,774)	2,991,090	(1,808,227)	21,071	1,371,703
Net income						457,584			457,584
Other comprehensive (loss)								(32,156)	(32,156)
Comprehensive income									425,428
Dividends:
Common Stock, $.7226 per share						(144,985)			(144,985)
Class B Common Stock, $.6526 per share						(39,701)			(39,701)
Incentive plan transactions				455					455
Exercise of stock options				1,519			(9,781)		(8,262)
Employee stock ownership trust/benefits transactions				1,467	3,194				4,661
Repurchase of Common Stock							(329,433)		(329,433)
Balance as of December 31, 2003	—	149,528	30,422	4,034	(9,580)	3,263,988	(2,147,441)	(11,085)	1,279,866
Net income						590,879			590,879
Other comprehensive income								11,394	11,394
Comprehensive income									602,273
Dividends:
Common Stock, $.835 per share						(159,658)			(159,658)
Class B Common Stock, $.7576 per share						(46,089)			(46,089)
Two-for-one stock split		149,529	30,422			(179,951)			—
Conversion of Class B Common Stock into Common Stock		3	(3)						—
Incentive plan transactions				36					36
Exercise of stock options				23,248			2,114		25,362
Employee stock ownership trust/benefits transactions				1,296	3,193				4,489
Repurchase of Common Stock							(616,977)		(616,977)
Balance as of December 31, 2004	$—	$299,060	$60,841	$28,614	$(6,387)	$3,469,169	$(2,762,304)	$309	$1,089,302

The notes to consolidated financial statements are an integral part of these statements.

HERSHEY FOODS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies employed by the Company are discussed below and in other notes to the consolidated financial statements.

Items Affecting Comparability

The Company’s effective income tax rate was 29.3% in 2004, 36.6% in 2003 and 36.7% in 2002. The effective income tax rate for 2004 is not comparable with the effective income tax rates for 2003 and 2002 because the Company’s provision for income taxes was benefited by a $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004. The non-cash reduction of income tax expense resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of income tax reserves by $73.7 million reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility and timing of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

The consolidated financial statements include the impact of the Company’s business realignment initiatives as described in Note 4. Cost of sales included pre-tax charges resulting from the business realignment initiatives of $2.1 million and $6.4 million for the years ended December 31, 2003 and 2002, respectively. Additionally, selling, marketing and administrative expenses for the year ended December 31, 2002, included expenses of $17.2 million associated with the exploration of the potential sale of the Company.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation No. 46”). Interpretation No. 46 addresses consolidation by business enterprises of special-purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. The Company adopted Interpretation No. 46 as of June 30, 2003. Additional information regarding the adoption of Interpretation No. 46 is contained in Note 2, Cumulative Effect of Accounting Change.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and entities in which it has a controlling financial interest after the elimination of intercompany accounts and transactions. The Company has a controlling financial interest if it owns a majority of the outstanding voting common stock or has significant control over an entity through contractual or economic interests in which the Company is the primary beneficiary.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Critical accounting estimates involved in applying the Company’s accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, and would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations. The Company’s most critical accounting estimates pertain to accounting policies for accounts receivable—trade, accrued liabilities and pension and other post-retirement benefit plans.

Revenue Recognition

The Company records sales when all of the following criteria have been met: a valid customer order with a fixed price has been received; a delivery appointment with the customer has been made; the product has been shipped in accordance with the delivery appointment within the required lead time; there is no further significant obligation to assist in the resale of the product; and collectibility is reasonably assured. Net sales include revenue from the sale of finished goods and royalty income, net of allowances for trade promotions, consumer coupon programs and other sales incentives, and allowances and discounts associated with aged or potentially unsaleable products. Trade promotions and sales incentives primarily include reduced price features, merchandising displays, sales growth incentives, new item allowances and cooperative advertising.

Cost of Sales

Cost of sales represents costs directly related to the manufacture and distribution of the Company’s products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, warehousing and the depreciation of manufacturing, warehousing and distribution facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Selling Marketing and Administrative

Selling, marketing and administrative expenses represent costs incurred in generating revenues and in managing the business of the Company. Such costs include advertising and other marketing expenses, salaries, employee benefits, incentive compensation, research and development, travel, office expenses, amortization of capitalized software and depreciation of administrative facilities.

Cash Equivalents

Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash and cash equivalents approximates the carrying amount.

Commodities Futures Contracts

In connection with the purchasing of cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, the Company enters into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations.

The Company accounts for commodities futures contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133, as amended”). SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss must be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. All derivative instruments currently utilized by the Company, including commodities futures contracts, are designated and accounted for as cash flow hedges. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. Maintenance and repair expenditures are charged to expense as incurred. Applicable interest charges incurred during the construction of new facilities and production lines are capitalized as one of the elements of cost and are amortized over the assets’ estimated useful lives.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of approximately ten years. Patents are being amortized over their remaining legal lives of approximately sixteen years.

The impairment evaluation for goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Comprehensive Income

Comprehensive income (loss) is reported on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive income (loss) is reported on the Consolidated Balance Sheets. Additional information regarding comprehensive income is contained in Note 7, Comprehensive Income.

Results of operations for foreign entities are translated using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive income (loss), “Foreign Currency Translation Adjustments.”

A minimum pension liability adjustment is required when the actuarial present value of accumulated pension plan benefits exceeds plan assets and accrued pension liabilities, less allowable intangible assets. Minimum pension liability adjustments, net of income taxes, are recorded as a component of other comprehensive income (loss), “Minimum Pension Liability Adjustments.”

Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts and Options

The Company enters into foreign exchange forward contracts and options to hedge transactions primarily related to firm commitments to purchase or forecasted purchases of equipment, certain raw materials and finished goods denominated in foreign currencies, and to hedge payment of forecasted intercompany transactions with its subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements.

Foreign exchange forward contracts and options are intended to be and are effective as hedges of identifiable foreign currency commitments and forecasted transactions. Foreign exchange forward contracts and options are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or liability. Gains and losses on these contracts are recorded as a component of other comprehensive income and are reclassified into earnings in the same period during which the hedged transaction affects earnings. Additional information with regard to accounting policies for derivative instruments, including foreign exchange forward contracts and options, is contained in Note 6, Derivative Instruments and Hedging Activities.

License Agreements

The Company has entered into license agreements under which it has access to certain trademarks and proprietary technology, and manufactures and/or markets and distributes certain products. The rights under these agreements are extendible on a long-term basis at the Company’s option subject to certain conditions, including minimum sales levels, which the Company has met. License fees and royalties, payable under the terms of the agreements, are expensed as incurred and included in selling, marketing and administrative expenses.

Research and Development

The Company expenses research and development costs as incurred. Research and development expense was $23.2 million, $24.5 million and $23.4 million in 2004, 2003 and 2002, respectively, and is included in selling, marketing and administrative expenses.

Advertising

The Company expenses advertising costs as incurred. Advertising expense included in selling, marketing and administrative expenses was $137.9 million, $145.4 million and $162.9 million in 2004, 2003 and 2002, respectively. Prepaid advertising as of December 31, 2004 and 2003, was $1.5 million and $4.2 million, respectively.

Computer Software

The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project and (iii) interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

The unamortized amount of capitalized software as of December 31, 2004 and 2003, was $36.1 million and $39.3 million, respectively. Software costs are amortized using the straight-line method over the shorter of five years or the expected life of the software. Accumulated amortization of capitalized software was $116.5 million and $99.1 million as of December 31, 2004 and 2003, respectively.

The Company reviews the carrying value of software and development costs for impairment in accordance with its policy pertaining to the impairment of long-lived assets. Generally, measurement of impairment occurs when internal use computer software is not expected to provide substantive service potential, a significant change occurs in the extent or manner in which the software is used or is expected to be used, a significant change is made or will be made to the software program, or costs of developing or modifying internal-use computer software significantly exceed the amount originally expected to develop or modify the software.

Employee Stock Options

The Company currently sponsors two stock-based employee compensation plans, which are described more fully in Note 16, Stock Compensation Plans. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No employee compensation expense for stock options is reflected in net income as all stock options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share in each period if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

For the years ended December 31,	2004	2003	2002
In thousands of dollars except per share amounts

Net income, as reported	$590,879	$457,584	$403,578
Deduct: Employee stock option expense	(15,091)	(15,869)	(12,421)
Add: Other stock-based employee compensation expense	2,113	232	—
Net Deduction: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(12,978)	(15,637)	(12,421)
Pro forma net income	$577,901	$441,947	$391,157
Earnings per share:
Basic—as reported
Common Stock	$2.38	$1.78	$1.51
Class B Stock	$2.17	$1.61	$1.37
Basic—pro forma
Common Stock	$2.33	$1.72	$1.47
Class B Stock	$2.12	$1.56	$1.32
Diluted—as reported	$2.30	$1.73	$1.47
Deduct: Employee stock option expense	(0.06)	(0.06)	(0.05)
Add: Other stock-based employee compensation expense	0.01	—	—
Net deduction: Earnings per share impact of total stock-based employee compensation expense determined under fair value method	(0.05)	(0.06)	(0.05)
Diluted—pro forma	$2.25	$1.67	$1.42

The pro forma net income and diluted-pro forma earnings per share increase from other stock-based employee compensation expense represent the impact of certain performance stock units (“PSUs”) granted in 2003 which require the final award to be paid in shares of the Company’s Common Stock. The expense for these PSUs under the fair value provisions of SFAS No. 123 would have been based on grant date fair value. However, actual expense is adjusted for changes in the price of the Company’s Common Stock based on the guidance in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, actual expense in 2004 and 2003 was higher than the pro forma expense calculated under the fair value provisions of SFAS No. 123 due to the increase in the price of the Company’s Common Stock since the grant date.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yields of 2.0%, 2.0% and 1.9%; expected volatility of 26%, 28% and 28%; risk-free interest rates of 3.7%, 3.6% and 4.7%; and expected lives of 6.5 years, 6.4 years and 6.4 years.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest.

SFAS No. 123R is effective for periods beginning after June 15, 2005. SFAS No. 123R will apply to awards granted, modified, or settled in cash on or after that date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact on earnings per share-diluted of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $.06 to $.08 per share-diluted, assuming option grants continue at the same level as in 2004.

2.	CUMULATIVE EFFECT OF ACCOUNTING CHANGE

The Company adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of three off-balance sheet arrangements with special-purpose trusts (“SPTs”) for the leasing of certain warehouse and distribution facilities. The consolidation of these entities resulted in an adjustment to record the cumulative effect of the accounting change of approximately $7.4 million, or $.03 per share-diluted, in the third quarter of 2003 reflecting the after-tax effect of accumulated depreciation for these facilities from lease inception through June 29, 2003. Additionally, the consolidation of these entities resulted in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 million and to other long-term liabilities of $4.4 million, reflecting the third party equity interest associated with the lease arrangements. Prior to June 30, 2003, expenses associated with the lease arrangements were classified as rent expense and included in cost of sales in the Consolidated Statements of Income. Subsequent to the consolidation of these entities, expenses were classified as interest expense associated with the corresponding long-term debt. An increase in depreciation expense of $2.6 million in 2003 also resulted from the consolidation of these entities, with a total of $5.4 million of depreciation expense recorded in 2004.

3.	ACQUISITIONS AND DIVESTITURES

In December 2004, the Company acquired Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for $127.8 million. Mauna Loa is the leading processor and marketer of macadamia snacks with annual sales of approximately $80 million.

In October 2004, the Company’s Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top confectionery companies, for $39.0 million. This business has annual sales of over $30 million. Included in the acquisition was the Pelón Pelo Rico brand.

In accordance with the purchase method of accounting, the purchase prices of the acquisitions were allocated to the underlying assets and liabilities at the dates of the acquisition based on their preliminary estimated respective fair values which may be revised at a later date. The Company is in the process of obtaining valuations for the acquired net assets. Total liabilities assumed were $67.8 million. Results subsequent to the dates of acquisition were included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated results for the full year of 2004 the effect would not have been material.

In September 2003, the Company completed the sale of certain gum brands to Farley’s & Sathers Candy Company, Inc. (“Farley’s & Sathers”) for $20.0 million in cash as part of its business realignment initiatives. In the third quarter of 2003, the Company recorded a gain on the sale of $8.3 million before tax, $5.7 million after tax. The gum brands included Fruit Stripe chewing gum, Rain-blo gum balls and Super Bubble bubble gum.

In June 2002, the Company completed the sale of certain confectionery brands to Farley’s & Sathers for $12.0 million in cash as part of its 2001 business realignment initiatives. In the second quarter of 2002, the Company recorded a gain of $4.4 million before tax, $2.8 million after tax, due to the transaction. The gain was included as an adjustment to the Company’s business realignment and asset impairments charge. Included in the transaction were the Heide, Jujyfruits, Wunderbeans and Amazin’ Fruit trademarked confectionery brands, as well as the rights to sell Chuckles branded products, under license.

4.	BUSINESS REALIGNMENT INITIATIVES

In July 2003, the Company announced a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization.

During 2003, these actions resulted in a net charge of approximately $17.2 million, or $.04 per share-diluted. The $17.2 million net charge consisted of the write-off of certain inventories of $2.1 million included in cost of sales, a net business realignment and asset impairments charge of $23.4 million and an $8.3 million net gain resulting from the divestiture of certain brands.

The net business realignment and asset impairments charge of $23.4 million consisted of early retirement and involuntary termination costs of $10.0 million, sales office closing and relocation costs of $7.3 million, fixed asset impairment charges of $5.7 million, equipment removal costs of $.7 million and a net gain of $.3 million relating to the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds. Cash payments during the third and fourth quarters of 2003 reduced the liability balance, primarily relating to the aforementioned charges for employee termination, sales office closing and relocation costs, to $8.8 million as of December 31, 2003. Cash payments during 2004 reduced the liability balance to $3.9 million as of December 31, 2004.

In late October 2001, the Company’s Board of Directors approved a plan to improve the efficiency and profitability of the Company’s operations. The plan included asset management improvements, product line rationalization, supply chain efficiency improvements and a voluntary work force reduction program (collectively, the “2001 business realignment initiatives”). Total costs for the 2001 business realignment initiatives recorded in 2002 and 2001 were $312.4 million.

During 2002, charges to cost of sales and business realignment and asset impairments were recorded totaling $34.0 million before tax. The total included a charge to cost of sales of $6.4 million associated with the relocation of manufacturing equipment and a net business realignment and asset impairments charge of $27.6 million. Components of the net $27.6 million pre-tax charge included a $28.8 million charge for pension settlement losses resulting from a voluntary work force reduction program (“VWRP”), a $3.0 million charge for pension curtailment losses and special termination benefits resulting from manufacturing plant closures, a $.1 million charge relating to involuntary termination benefits and a $.1 million charge relating to the realignment of the domestic sales organization, partially offset by a $4.4 million favorable adjustment reflecting higher than estimated proceeds from the sale of certain assets. The major components of the 2001 business realignment initiatives were completed as of December 31, 2002. Remaining transactions primarily pertain to the sale of certain real estate associated with the closure of facilities, as discussed below.

Rationalization plans included the sale or exit of certain product lines, the discontinuance of certain non-chocolate confectionery products and the realignment of the Company’s sales organizations. Costs associated with the realignment of the sales organizations related primarily to sales office closings and terminating the use of certain sales brokers. During 2002, sales offices were closed as planned and the use of certain sales brokers was discontinued which resulted in an additional charge of $.1 million. During the second quarter of 2002, the sale of a group of the Company’s non-chocolate confectionery candy brands to Farley’s & Sathers was completed. Included in the transaction were the Heide, Jujyfruits, Wunderbeans and Amazin’ Fruit trademarked confectionery brands, as well as the rights to sell Chuckles branded products, under license. Proceeds of $12.0 million associated with the sale of certain confectionery brands to Farley’s & Sathers exceeded the 2001 estimates which resulted in a $4.4 million favorable adjustment. The sale of certain confectionery brands to Farley’s & Sathers resulted in the closure of a manufacturing facility in New Brunswick, New Jersey which was being held for sale as of December 31, 2002. The manufacturing facility was sold in May 2003. Also during the second quarter of 2002, the Company discontinued and subsequently licensed the sale of its aseptically packaged drink products in the United States. Net sales for these brands were

$11.6 million in 2002. An additional charge of $.7 million relating to pension curtailment losses and special termination benefits associated with the closure of the facility was recorded in 2002.

To improve supply chain efficiency and profitability, three manufacturing facilities, a distribution center and certain other facilities were planned to be closed. These included manufacturing facilities in Denver, Colorado; Pennsburg, Pennsylvania; and Palmyra, Pennsylvania and a distribution center and certain minor facilities located in Oakdale, California. During the first quarter of 2002, the manufacturing facility in Palmyra, Pennsylvania was closed and additional costs of $.1 million were recorded, as incurred, relating to retention payments. During the second quarter, operations utilizing the distribution center in Oakdale, California ceased. The manufacturing facilities in Denver, Colorado and Pennsburg, Pennsylvania were closed in the fourth quarter of 2002. An additional charge of $2.3 million relating to pension curtailment losses and special termination benefits associated with the facility closures was recorded in 2002. The Denver, Colorado and the Pennsburg, Pennsylvania facilities were being held for sale as of December 31, 2004. The Denver, Colorado facility was sold in February 2005.

In October 2001, the Company offered the VWRP to certain eligible employees in the United States, Canada and Puerto Rico in order to reduce staffing levels and improve profitability. The VWRP consisted of an early retirement program which provided enhanced pension, post-retirement and certain supplemental benefits and an enhanced mutual separation program that provided increased severance and temporary medical benefits. A reduction of approximately 500 employees occurred during 2002 as a result of the VWRP. Additional pension settlement costs of $28.8 million were recorded in 2002, principally associated with lump sum payments of pension benefits.

5.    COMMITMENTS

The Company has entered into certain obligations for the purchase of raw materials. Purchase obligations primarily reflect forward contracts for the purchase of raw materials from third-party brokers and dealers to minimize the effect of future price fluctuations. Total obligations for each year are comprised of fixed price contracts for the purchase of commodities and unpriced contracts that have been valued using market prices as of December 31, 2004. The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. However, the variability of such costs is mitigated to the extent of the Company’s futures price cover for those periods. Accordingly, increases or decreases in market prices will be offset by gains or losses on commodity futures contracts to the extent that the unpriced contracts are hedged as of December 31, 2004 and in future periods. Taking delivery of the specific commodities for use in the manufacture of finished goods satisfies these obligations. For each of the three years in the period ended December 31, 2004, such obligations were fully satisfied by taking delivery of and making payment for the specific commodities.

As of December 31, 2004, the Company had entered into purchase agreements with various suppliers. Subject to the Company’s quality standards being met, the purchase obligations covered by these agreements aggregated approximately $796.5 million in 2005, $291.7 million in 2006, $33.1 million in 2007, $7.5 million in 2008 and $3.7 million in 2009.

As previously discussed in Note 2, Cumulative Effect of Accounting Change, the Company adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of the three off-balance sheet arrangements with SPTs. The consolidation of these entities resulted in an adjustment to record the cumulative effect of the accounting change of approximately $7.4 million, or $.03 per share-diluted, in the third quarter of 2003, reflecting the after-tax effect of accumulated depreciation for these facilities from lease inception through June 29, 2003. Additionally, the consolidation of these entities resulted in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 million and to other long-term liabilities of $4.4 million, reflecting the third party equity interest associated with the lease arrangements. Prior to June 30, 2003, expenses associated with the lease arrangements were classified as rent expense and included in cost of sales in the Consolidated Statements of Income. Subsequent to the consolidation of these entities, expenses were classified as interest expense associated with the corresponding long-term debt. An increase in depreciation expense of $2.6 million in 2003 also resulted from the consolidation of these entities, with a total of $5.4 million in depreciation expense recorded in 2004.

During 1999 and 2000 the Company entered into off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities. These off-balance sheet arrangements enabled the Company to lease these facilities under more favorable terms than other leasing alternatives. The lease arrangements are with SPTs whereby the Company leases warehouse and distribution facilities in Redlands, California; Atlanta, Georgia; and Hershey, Pennsylvania, as discussed below. The SPTs were formed to facilitate the acquisition and subsequent leasing of the facilities to the Company. The SPTs financed the acquisition of the facilities by issuing notes and equity certificates to independent third-party financial institutions. The independent third-party financial institutions that hold the equity certificates are the owners of the SPTs. The owners of the SPTs have made substantive residual equity capital investments in excess of 3%, which will be at risk during the entire term of each lease. Accordingly, the Company did not consolidate the SPTs prior to June 30, 2003 because not all of the conditions for consolidation had been met.

In December 2000, the Company entered into a lease agreement with the owner of the warehouse and distribution facility in Redlands, California. The lease term was approximately ten years, with occupancy to begin upon completion of the facility. The lease agreement contained an option for the Company to purchase the facility. In January 2002, the Company assigned its right to purchase the facility to an SPT that in turn purchased the completed facility and leased it to the Company under a new lease agreement. The lease term is five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $40.1 million.

In October 2000, the Company entered into a lease agreement with an SPT for the leasing of a warehouse and distribution facility near Atlanta, Georgia. The lease term is five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $18.2 million.

In July 1999, the Company entered into a lease agreement with an SPT for the construction and leasing of a warehouse and distribution facility located on land owned by the Company near Hershey, Pennsylvania. Under the agreement, the lessor paid construction costs totaling $61.7 million. The lease term is six years, including the one-year construction period, with up to four renewal periods of five years each with the consent of the lessor.

Aside from the residual guarantees and instrument guarantees associated with the individual leasing arrangements, as discussed below, the Company has provided no other guarantees or capitalization of these entities. The Company has not collateralized the obligations in connection with these leases. The Company has no obligations with respect to refinancing of the lessor’s debt, would incur no significant penalties that would result in the reasonable assurance of continuation of the leases and has no significant guarantees other than the residual and instrument guarantees discussed below. There are no other material commitments or contingent liabilities associated with the leasing arrangements. The Company’s transactions with the SPTs are limited to the lease agreements. The Company does not anticipate entering into any other arrangements involving SPEs.

The leases include substantial residual guarantees by the Company for a significant amount of the financing and options to purchase the facilities at original cost. Pursuant to instrument guarantees, in the event of a default under the lease agreements, the Company guaranteed to the note holders and certificate holders payment in an amount equal to all sums then due under the leases.

There are no penalties or other disincentives under the lease agreements if the Company decides not to renew any of the three leases. The terms for each renewal period under each of the three lease arrangements are identical to the initial terms and do not represent bargain lease terms.

If the Company were to exercise its options to purchase the three facilities at original cost at the end of the respective initial lease terms, the Company could purchase the facilities for a total of approximately $120.0 million, $79.9 million for the Pennsylvania and Georgia facilities in 2005 and

$40.1 million for the California facility in 2007. If the Company chooses not to renew the leases or purchase the assets at the end of the lease terms, the Company is obligated under the residual guarantees for approximately $103.2 million in total for the three leases. Additionally, the Company is obligated to re-market each property on the lessor’s behalf and, upon sale, distribute a portion of the proceeds to the note holders and certificate holders up to an amount equal to the remaining debt and equity certificates and to pay closing costs. If the Company chooses not to renew or purchase the assets at the end of the lease terms, the Company does not anticipate a material disruption to operations, since such facilities are not unique, facilities with similar racking and storage capabilities are available in each of the areas where the facilities are located, there are no significant leasehold improvements that would be impaired, there would be no adverse tax consequences, the financing of replacement facilities would not be material to the Company’s cash flows and costs related to relocation would not be significant to income.

The facility located near Hershey, Pennsylvania was constructed on land owned by the Company. The Company entered into a ground lease with the lessor, an SPT. The initial term of the ground lease extends to the date that is the later of (i) the date the facility lease is no longer in effect, or (ii) the date when the Company satisfies the residual guarantee associated with the lease. An additional term for the ground lease begins upon the end of the initial ground lease term and ends upon the later of the date all sums required to be paid under the lease agreement are paid in full and the 75th anniversary of the ground lease commencement date. If the Company chooses not to renew the building lease or purchase the building, it must re-market the building on the lessor’s behalf subject to the ground lease, which will continue in force until the earlier of the date all sums required to be paid under the lease agreement are paid in full and the 75th anniversary of the ground lease inception date. The lease of the warehouse and distribution facility does not include any provisions that would require the Company to sell the land to the SPT.

Rent expense was $29.1 million, $32.6 million and $34.6 million for 2004, 2003 and 2002, respectively. Rent expense pertains to all operating leases, which were principally related to certain administrative buildings, warehouse and distribution facilities and transportation equipment.

Future minimum rental payments under non-cancelable operating leases with a remaining term in excess of one year as of December 31, 2004, totaled $61.4 million (2005—$12.6 million; 2006—$12.2 million; 2007—$11.3 million; 2008—$8.7 million; 2009—$5.0 million; 2010 and beyond—$11.6 million).

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted SFAS No. 133, as amended, as of January 1, 2001. SFAS No. 133, as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for the change in fair value of the derivative depends on whether the instrument qualifies for and has been designated as a hedging relationship and on the type of hedging relationship. There are three types of hedging relationships: a cash flow hedge, a fair value hedge and a hedge of foreign currency exposure of a net investment in a foreign operation. The designation is based upon the exposure being hedged. All derivative instruments currently utilized by the Company are designated and accounted for as cash flow hedges.

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

The Company utilizes certain derivative instruments, from time to time, including interest rate swaps, foreign currency forward exchange contracts and options, and commodities futures contracts, to manage variability in cash flows associated with interest rate, currency exchange rate and commodity market price risk exposures. The interest rate swaps and foreign currency contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Commodities futures contracts are entered into for varying periods, are intended to be, and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. If it is probable that hedged forecasted transactions will not occur either by the end of the originally specified time period or within an additional two-month period of time, derivative gains and losses reported in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets are immediately reclassified into earnings. Gains and losses on terminated derivatives designated as hedges are accounted for as part of the originally hedged transaction. Gains and losses on derivatives designated as hedges of items that mature or are sold or terminated, are recognized in income in the same period as the originally hedged transaction was anticipated to affect earnings. The Company utilizes derivative instruments for hedging purposes only and does not hold or issue derivative instruments for trading purposes. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any significant losses as a result of counterparty defaults.

Interest Rate Swaps

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In October 2003, the Company entered into interest rate swap agreements to effectively convert interest payments on long-term debt from fixed to variable rates. Interest payments on $200.0 million of 6.7% Notes due in October 2005 and $150.0 million of 6.95% Notes due in March 2007 were converted from the respective fixed rates to variable rates based on the London Interbank Offered Rate (“LIBOR”). In March 2004, the Company terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. This increase is being amortized over the remaining term of the respective long-term debt as a reduction to interest expense.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate. Payments on leases associated with the financing of construction of a warehouse and distribution facility near Hershey, Pennsylvania for $61.7 million and the financing of the purchase of a warehouse and distribution facility near Atlanta, Georgia for $18.2 million are variable based on LIBOR. Such variable payments are forecasted transactions as defined by SFAS No. 133, as amended. The interest rate swap agreements effectively converted the variable-interest-rate payments on the leases from LIBOR to a fixed rate of 6.1%. Future changes in LIBOR are offset by changes in the value of the interest rate swap agreements, resulting in interest expense at the fixed rate of 6.1%.

As previously discussed in Note 2, Cumulative Effect of Accounting Change, the Company adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of the Company’s three off-balance sheet arrangements with SPTs for the leasing of certain warehouse and distribution facilities. The consolidation of those entities resulted in the recording of long-term debt of $59.4 million and $17.5 million associated with the warehouse and distribution facilities near Hershey and Atlanta, respectively, corresponding to the aforementioned interest rate swap agreements. As of June 30, 2003, the Company designated a new hedging relationship contemporaneous with the discontinuance of the pre-existing hedging relationship due to the consolidation of the two corresponding SPTs. Prospectively, beginning on June 30, 2003, the interest rate differential on the interest rate swap agreements was classified as an adjustment to interest expense.

The variable to fixed interest rate swap agreements qualify as cash flow hedges and the notional amounts, interest rates and terms of the swap agreements are consistent with the underlying lease agreements they are intended to hedge and, therefore, there is no hedge ineffectiveness. Gains and losses on the interest rate swap agreements are included in other comprehensive income and are recognized in cost of sales in the same period as the hedged interest payments affect earnings. The fair value of variable to fixed interest rate swap agreements was a liability of $1.7 million and $5.2 million as of December 31, 2004 and 2003, respectively, and was included on the Consolidated Balance Sheets as other long-term liabilities, with the offset reflected in accumulated other comprehensive income (loss), net of income taxes.

Cash flows from interest rate swap agreements are classified as net cash provided from operating activities on the Consolidated Statements of Cash Flows. The Company’s risk related to the interest rate swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts and Options

The Company enters into foreign exchange forward contracts and options to hedge transactions primarily related to firm commitments to purchase or forecasted purchases of equipment, certain raw materials and finished goods denominated in foreign currencies, and to hedge payment of forecasted intercompany transactions with its subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements. Foreign currency price risks are hedged generally for periods from 3 to 24 months.

Foreign exchange forward contracts and options are intended to be and are effective as hedges of identifiable foreign currency commitments or forecasted transactions denominated in foreign currencies. Since there is a direct relationship between the foreign currency derivatives and the foreign currency denomination of the transactions, foreign currency derivatives are highly effective in hedging cash flows related to transactions denominated in the corresponding foreign currencies. These contracts meet the criteria for cash flow hedge accounting treatment and, accordingly, gains and losses are included in other comprehensive income and are recognized in cost of sales or selling, marketing and administrative expense in the same period that the hedged items affect earnings. In entering into these contracts the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any significant losses as a result of counterparty defaults.

The fair value of foreign exchange forward contracts and options was estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange forward contracts and options was an asset of $4.4 million and $1.6 million as of December 31, 2004 and 2003, respectively, included on the Consolidated Balance Sheets as other current assets with the offset reflected in accumulated other comprehensive income (loss), net of income taxes. Cash flows from foreign exchange forward contracts and options designated as hedges of foreign currency price risks associated with the purchase of equipment are classified as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. Cash flows from other foreign exchange forward contracts and options are classified as net cash provided from operating activities.

Commodities Futures Contracts

In connection with the purchasing of cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, the Company enters into commodities futures contracts as deemed appropriate to reduce the effect of price fluctuations. Commodity price risks are hedged generally for periods from 3 to 24 months. Commodities futures contracts meet the hedge criteria and are accounted for as cash flow hedges. Accordingly, gains and losses are included in other comprehensive income and are recognized ratably in cost of sales in the same period that the hedged raw material manufacturing requirements are recorded in cost of sales.

In order to qualify as a hedge of commodity price risk, it must be demonstrated that the changes in fair value of the commodities futures contracts are highly effective in hedging price risks associated with commodity purchases for manufacturing requirements and with transportation costs. The assessment of hedge effectiveness for commodities futures is performed on a quarterly basis by calculating the change in switch values relative to open commodities futures contracts being held and the number of futures contracts needed to price raw material purchases for anticipated manufacturing requirements and to hedge transportation costs. Tracking changes in basis differentials as discussed below also monitors effectiveness. The prices of commodities futures contracts reflect delivery to the same locations where the Company takes delivery of the physical commodities and, therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item. Commodities futures contracts have been deemed to be highly effective in hedging price risks associated with corresponding raw material purchases for manufacturing requirements and transportation costs.

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

Exchange traded futures contracts are used to fix the price of physical forward purchase contracts. Cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses) are made on a daily basis and are included in accumulated other comprehensive income (loss), net of income taxes, on the Consolidated Balance Sheets. Such cash transfers will be offset by higher or lower cash requirements for payment of invoice prices of raw materials, energy requirements and transportation costs in the future. Cash flows from commodities futures contracts are classified as net cash provided from operating activities on the Consolidated Statements of Cash Flows. Futures contracts being held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated manufacturing requirements for each commodity. Physical commodity forward purchase contracts meet the SFAS No. 133, as amended, definition of “normal purchases and sales” and, therefore, are not considered derivative instruments.

The net after-tax impact of cash flow hedging derivatives on comprehensive income (loss) reflected a $16.3 million gain in 2004, a $20.2 million loss in 2003 and a $106.7 million gain in 2002. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $26.1 million, $51.9 million, and $17.9 million for 2004, 2003 and 2002, respectively, were associated with commodities futures contracts. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.4 million, $.4 million and $1.5 million before tax for the years ended December 31, 2004, 2003 and 2002, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness. As of December 31, 2004, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $18.7 million, which was primarily associated with commodities futures contracts.

7.	COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2004	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$590,879
Other comprehensive income (loss):
Foreign currency translation adjustments	$21,229	$—	21,229
Minimum pension liability adjustments, net of tax	81	(32)	49
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	25,571	(9,314)	16,257
Reclassification adjustments	(41,222)	15,081	(26,141)
Total other comprehensive income	$5,659	$5,735	11,394
Comprehensive income			$602,273

For the year ended December 31, 2003	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$457,584
Other comprehensive income (loss):
Foreign currency translation adjustments	$40,938	$—	40,938
Minimum pension liability adjustments, net of tax	(1,565)	623	(942)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(31,971)	11,732	(20,239)
Reclassification adjustments	(82,012)	30,099	(51,913)
Total other comprehensive loss	$(74,610)	$42,454	(32,156)
Comprehensive income			$425,428

For the year ended December 31, 2002	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$403,578
Other comprehensive income (loss):
Foreign currency translation adjustments	$(16,530)	$—	(16,530)
Minimum pension liability adjustments, net of tax	58,261	(23,362)	34,899
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	168,463	(61,715)	106,748
Reclassification adjustments	(28,300)	10,386	(17,914)
Total other comprehensive income	$181,894	$(74,691)	107,203
Comprehensive income			$510,781

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

December 31,	2004	2003
In thousands of dollars
Foreign currency translation adjustments	$(16,908)	$(38,137)
Minimum pension liability adjustments	(1,129)	(1,178)
Cash flow hedges	18,346	28,230
Total accumulated other comprehensive income (loss)	$309	$(11,085)

8.	FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2004 and 2003, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $969.6 million as of December 31, 2004, compared to a fair value of $1,094.3 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $969.0 million as of December 31, 2003, compared to a fair value of $1,100.9 million.

As of December 31, 2004, the Company had foreign exchange forward contracts and options maturing in 2005 and 2006 to purchase $103.1 million in foreign currency, primarily Australian dollars, Canadian dollars and euros, and to sell $30.8 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

As of December 31, 2003, the Company had foreign exchange forward contracts and options maturing in 2004 and 2005 to purchase $57.7 million in foreign currency, primarily Canadian dollars, and to sell $18.0 million in foreign currency, primarily Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts and options is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange forward contracts and options included in prepaid expenses and other current assets was $4.4 million and $1.6 million as of December 31, 2004 and 2003, respectively. The Company does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In October 2003, the Company entered into interest rate swap agreements to effectively convert interest payments on long-term debt from fixed to variable rates. Interest payments on $200.0 million of 6.7% Notes due in October 2005 and $150.0 million of 6.95% Notes due in March 2007 were converted from the respective fixed rates to variable rates based on LIBOR. In March 2004, the Company terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. This increase is being amortized over the remaining term of the respective long-term debt as a reduction to interest expense.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate of 6.1%. The fair value of variable to fixed interest rate swaps was a liability of $1.7 million and $5.2 million as of December 31, 2004 and 2003, respectively.

9.	INTEREST EXPENSE

Interest expense, net consisted of the following:

For the years ended December 31,	2004	2003	2002
In thousands of dollars

Long-term debt and lease obligations	$66,005	$66,283	$65,183
Short-term debt	4,511	935	359
Capitalized interest	(2,597)	(1,953)	(1,144)
Interest expense, gross	67,919	65,265	64,398
Interest income	(1,386)	(1,736)	(3,676)
Interest expense, net	$66,533	$63,529	$60,722

10.	SHORT-TERM DEBT

Generally, the Company’s short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In November 2004, the Company entered into a Five Year Credit Agreement (the “Credit Agreement”) with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers. The Credit Agreement establishes an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the Lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions. Advances other than competitive bid advances may be repaid without penalty at any time prior to the last day of the Agreement. Competitive bid advances must be paid at maturity, and may not be prepaid. The Credit Agreement contains a financial covenant whereby the ratio of (a) pre-tax income from continuing operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The Credit Agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the Lenders, should the Company default in its obligations under the Credit Agreement.

With the execution of the Credit Agreement in November 2004, short-term and long-term committed credit facilities previously maintained by the Company in the United States (together the “Prior Facilities”) were terminated. The Prior Facilities consisted of the following: (x) Amended and Restated Five-Year Credit Agreement dated as of November 27, 2001 ($200 million) among the Company, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers; (y) Amended and Restated 364-Day Credit Agreement dated as of November 27, 2001 (as subsequently amended and renewed November 26, 2002 and November 25, 2003) ($200 million) among the Company, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Salomon Smith Barney Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers; and (z) 364-Day Credit Agreement dated as of July 28, 2004 ($500 million) among the Company, the banks, financial institutions and other institutional lenders listed on the signature pages thereof, and Citibank, N.A. as administrative agent, Bank of America, N.A. as syndication agent, and Citigroup Global Markets Inc. and Banc America Securities LLC, as joint lead arrangers and joint book managers. The representations and warranties, events of default, financial covenant and other terms of the Prior Facilities are substantially similar to the provisions contained in the new Credit Agreement.

The Company also maintains lines of credit with domestic and international commercial banks, under which it could borrow in various currencies up to approximately $60.3 million and $43.6 million as of December 31, 2004 and 2003, respectively, at the lending banks’ prime commercial interest rates or lower. The Company had short-term foreign bank loans against its lines of credit of $19.2 million and $12.0 million as of December 31, 2004 and 2003, respectively.

The maximum amount of the Company’s short-term borrowings during 2004 was $571.3 million reflecting commercial paper borrowings primarily for the funding of seasonal working capital requirements, the Grupo Lorena and Mauna Loa acquisitions and share repurchases, including the purchase of Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”). The weighted-average interest rates on short-term borrowings outstanding as of December 31, 2004 and 2003 were 2.3% and 0.3%, respectively.

The credit facility and lines of credit were supported by commitment fee arrangements. The average fee during 2004 was approximately 0.1% per annum of the commitment. The Company is in compliance with all covenants included in the Credit Agreement. There were no significant compensating balance agreements that legally restricted these funds.

As a result of maintaining a consolidated cash management system, the Company maintains overdraft positions in certain accounts at several banks. The Company has the contractual right of offset for the accounts with overdrafts. Such overdrafts, which were reflected as a reduction to cash and cash equivalents, were $32.2 million and $27.1 million as of December 31, 2004 and 2003, respectively.

11.    LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2004	2003
In thousands of dollars
6.7% Notes due 2005	$201,187	$201,058
6.95% Notes due 2007	152,184	151,136
6.95% Notes due 2012	150,000	150,000
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Obligations associated with consolidation of lease arrangements	115,544	115,544
Other obligations, net of unamortized debt discount	730	1,238
Total long-term debt	969,645	968,976
Less—current portion	279,043	477
Long-term portion	$690,602	$968,499

Maturities of obligations associated with consolidation of lease arrangements are $76.8 million in 2005 and $38.7 million in 2007. Aggregate annual maturities during the next five years are: 2005, $279.0 million; 2006, $.1 million; 2007, $191.0 million; 2008, $.1 million; and 2009, $.2 million. The Company’s debt is principally unsecured and of equal priority. None of the debt is convertible into stock of the Company. The Company is in compliance with all covenants included in the related debt agreements.

12.    INCOME TAXES

The provision for income taxes was as follows:

For the years ended December 31,	2004	2003	2002
In thousands of dollars
Current:
Federal	$279,127	$207,373	$84,312
State	43,206	22,178	11,801
Foreign	4,363	(571)	57
Current provision for income taxes	326,696	228,980	96,170
Deferred:
Federal	(58,493)	22,416	119,752
State	(28,586)	6,658	14,115
Foreign	5,148	9,821	3,950
Deferred income tax (benefit) provision	(81,931)	38,895	137,817
Total provision for income taxes	$244,765	$267,875	$233,987

A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues were concluded during the second quarter of 2004. Based upon the results of the audits, the income tax contingency reserves were adjusted resulting in a reduction of income tax reserves by $73.7 million, reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility and timing of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2004	2003
In thousands of dollars
Deferred tax assets:
Post-retirement benefit obligations	$103,959	$104,175
Accrued expenses and other reserves	111,689	98,012
Accrued trade promotion reserves	27,220	16,679
Other	27,510	25,330
Total deferred tax assets	270,378	244,196
Deferred tax liabilities:
Property, plant and equipment, net	289,410	272,173
Pension	128,605	137,658
Inventories	34,314	44,020
Other	100,435	154,649
Total deferred tax liabilities	552,764	608,500
Net deferred tax liabilities	$282,386	$364,304
Included in:
Current deferred tax assets, net	$(46,503)	$(13,285)
Non-current deferred tax liabilities, net	328,889	377,589
Net deferred tax liabilities	$282,386	$364,304

Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 7, Comprehensive Income.

The following table reconciles the Federal statutory income tax rate with the Company’s effective income tax rate:

For the years ended December 31,	2004	2003	2002
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.6	2.6	2.6
Settlement of prior years’ tax audits	(7.3)	—	—
Puerto Rico operations	(.4)	(.8)	(1.0)
Other, net	(.6)	(.2)	.1
Effective income tax rate	29.3%	36.6%	36.7%

Included with the purchase of the Nabisco gum and mint business in December 2000, was a U.S. Internal Revenue Code (“IRC”) Section 936 company with a subsidiary operating in Las Piedras, Puerto Rico. The operating income of this subsidiary is subject to a lower income tax rate in both the United States and Puerto Rico. The U.S. IRC Section 936 incentive is scheduled to expire on December 31, 2005.

13.	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

The Company’s policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws, respectively. Non-domestic pension liabilities are funded in accordance with applicable local laws and regulations. Plan assets are invested in a broadly diversified portfolio consisting primarily of domestic and international common stocks and fixed income securities. The Company uses a December 31 measurement date for the majority of its plans. Other benefits include health care and life insurance provided by the Company under two post-retirement benefit plans.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “2003 Medicare Act”). The 2003 Medicare Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company believes that certain prescription drug benefits offered under post-retirement health care plans will qualify for the subsidy under Medicare Part D.

A summary of the changes in benefit obligations and plan assets as of December 31, 2004 and 2003 is presented below:

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003
In thousands of dollars
Change in benefits obligation
Benefits obligation at beginning of year	$893,159	$816,164	$328,263	$328,884
Service cost	43,296	39,096	4,898	3,712
Interest cost	52,551	50,951	18,335	18,653
Amendments	3,541	5,095	1,479	—
Actuarial loss (gain)	34,826	38,643	(2,748)	(3,935)
Special termination benefits	—	3,408	—	539
Settlements	—	(109)	—	—
Other	6,093	10,053	775	1,172
Benefits paid	(61,393)	(70,142)	(22,203)	(20,762)
Benefits obligation at end of year	972,073	893,159	328,799	328,263

Change in plan assets
Fair value of plan assets at beginning of year	927,658	716,888	—	—
Actual return on plan assets	95,158	152,793	—	—
Employer contribution	8,020	120,252	22,203	20,762
Settlements paid	—	(109)	—	—
Other	4,602	7,976	—	—
Benefits paid	(61,393)	(70,142)	(22,203)	(20,762)
Fair value of plan assets at end of year	974,045	927,658	—	—
Funded status	1,972	34,499	(328,799)	(328,263)
Unrecognized transition asset	444	583	—	—
Unrecognized prior service cost	40,379	40,853	(5,155)	(8,246)
Unrecognized net actuarial loss	243,859	236,140	71,716	76,904
Accumulated other comprehensive loss	(1,878)	(1,959)	—	—
Prepaid (Accrued) benefits cost	$284,776	$310,116	$(262,238)	$(259,605)

The impact of the 2003 Medicare Act, included in actuarial loss (gain), reduced the accumulated post-retirement benefits obligation by approximately $25.2 million as of December 31, 2004, which was substantially offset by the impact of the lower discount rate assumption.

Weighted-average assumptions used to determine benefit obligation as of December 31:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Discount rate	5.7%	6.0%	5.7%	6.0%
Rate of increase in compensation levels	4.9	4.9	N/A	N/A

For measurement purposes as of December 31, 2004, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005, grading down to 5.25% by 2010. For measurement purposes as of December 31, 2003, an 8% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and future years.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2004	2003	2004	2003
In thousands of dollars
Prepaid expenses and other	$ 22,854	$ 33,240	$ —	$ —
Other assets	299,466	311,692	—	—
Accrued liabilities	(48)	(3,802)	(30,302)	(27,401)
Other long-term liabilities	(35,618)	(29,055)	(231,936)	(232,204)
Accumulated other comprehensive loss	(1,878)	(1,959)	—	—
Net amount recognized	$284,776	$310,116	$(262,238)	$(259,605)

The accumulated benefit obligation for all defined benefit pension plans was $883,694 and $815,022 as of December 31, 2004 and 2003, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

December 31,	2004	2003
In thousands of dollars
Projected benefit obligation	$48,178	$38,978
Accumulated benefit obligation	41,366	34,889
Fair value of plan assets	167	—

Contributions totaling $8.0 million and $120.3 million were made to the Company’s pension plans during 2004 and 2003, respectively, primarily to improve the funded status of the plans. For 2005, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material. However, the Company contributed $40.0 million in January 2005 to improve the funded status of its domestic plans.

The higher unrecognized net actuarial loss for pension benefits as of December 31, 2004, was due primarily to the reduced discount rate assumption. The asset return assumption of 8.5% for 2004 and 2003 was based on the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 17 years prior to December 31, 2004, was approximately 9.7%.

A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. Minimum liability adjustments of $.1 million and $.9 million, net of deferred tax benefits, were recorded in 2004 and 2003, respectively, as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

A summary of the components of net periodic benefits cost for the years ended December 31, 2004, 2003 and 2002 is presented below:

	Pension Benefits			Other Benefits
For the years ended December 31,	2004	2003	2002	2004	2003	2002
In thousands of dollars

Components of net periodic benefits cost
Service cost	$43,296	$39,096	$31,890	$4,898	$3,712	$3,157
Interest cost	52,551	50,951	50,372	18,335	18,653	19,674
Expected return on plan assets	(76,438)	(59,557)	(60,443)	—	—	—
Amortization of prior service cost	4,245	4,486	3,906	(1,507)	(1,654)	(1,858)
Amortization of unrecognized transition balance	139	(331)	(326)	—	—	—
Recognized net actuarial loss	9,812	16,377	4,371	2,554	3,171	2,774
Company sponsored plans	33,605	51,022	29,770	24,280	23,882	23,747
Multi-employer plans	—	—	483	—	—	—
Administrative expenses	773	517	423	—	—	—
Net periodic benefits cost	34,378	51,539	30,676	24,280	23,882	23,747
Special termination benefits	—	3,383	809	—	539	—
Curtailment loss	—	28	2,116	—	—	—
Settlement loss	—	7	30,118	—	—	—
Total amount reflected in earnings	$34,378	$54,957	$63,719	$24,280	$24,421	$23,747

The lower net periodic benefits cost related to other benefits for the year ended December 31, 2004, was due primarily to the impact of the 2003 Medicare Act, which was substantially offset by the impact of the lower discount rate. The Federal subsidy to be provided by the 2003 Medicare Act reduced net periodic benefits costs in 2004 by approximately $3.0 million.

A summary of the weighted-average assumptions used to determine net periodic benefits cost is as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2004	2003	2002	2004	2003	2002
In thousands of dollars except percents
Discount rate	6.0%	6.3%	6.9%	6.0%	6.3%	7.0%
Expected long-term return on plan assets	8.5	8.5	9.5	N/A	N/A	N/A
Rate of compensation increase	4.9	4.9	4.9	N/A	N/A	N/A
Additional information:
(Increase) decrease in minimum liability included in other comprehensive income	$81	$(1,565)	$58,261	N/A	N/A	N/A

The Company’s pension plan asset target allocation for 2005 and the actual allocation as of December 31, 2004 and 2003 are as follows:

		Percentage of Plan Assets as of December 31,
Asset Category	Target Allocation 2005	2004	2003
Equity securities	40–85%	75%	61%
Debt securities	15–60	24	37
Other	0–10	1	2
Total		100%	100%

The assets of domestic plans are invested in compliance with ERISA and the rules and regulations promulgated thereunder. The investment goals are to provide a total return that, over the long-term, increases the ratio of Plan assets to liabilities subject to a level of risk and to diversify investments within asset classes. Investments or investment strategies not allowed by ERISA are prohibited. Direct purchases of the Company’s securities and the use of derivatives for the purpose of speculation are also not permitted. The assets of non-domestic plans are invested in compliance with applicable local laws and regulations.

The following table summarizes the Company’s future benefits payments by year:

	Payments Due by Year
	(In thousands of dollars)
	2005	2006	2007	2008	2009	2010–2014
Pension Benefits	$52,243	$49,805	$53,944	$66,245	$67,239	$424,519
Other Benefits	24,097	22,550	23,489	24,113	24,660	132,984

The Company has two post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

In 2003, the Special Termination Benefits were related to the early retirement program which was a component of the 2003 business realignment initiatives, described more fully in Note 4, Business Realignment Initiatives. The early retirement program provided enhanced pension and retiree medical benefits with pre-tax costs of $3.4 million and $.5 million, respectively.

In conjunction with the business realignment initiatives announced in October 2001, the Company offered an early retirement program to approximately 10% of its work force in the fourth quarter of 2001. The early retirement program gave eligible salaried employees an opportunity to retire with enhanced benefits related to the Company’s pension and other post-retirement benefit plans. In general, eligible employees were born before January 1, 1954, and were hired before January 1, 1999. Pension benefits were enhanced by adding five additional years of age and service to eligible employees’ retirement accounts, along with certain supplemental benefits. Retiree medical benefits were enhanced by adding five additional years to age and service formulas used to determine retiree contributions.

In 2002, pension settlement and curtailment losses and special termination benefits totaled $33.0 million. This amount related primarily to the non-cash costs for pension settlements associated with departing employees electing a lump sum payment of their pension benefit under the early retirement program and for pension curtailments and special termination benefits associated with the closure of three manufacturing facilities as part of the business realignment initiatives.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage Point Increase	1 Percentage Point (Decrease)
In thousands of dollars
Effect on total service and interest cost components	$914	$(751)
Effect on post-retirement benefit obligation	10,494	(9,216)

14.	EMPLOYEE STOCK OWNERSHIP TRUST

The Company’s employee stock ownership trust (“ESOP”) serves as the primary vehicle for contributions to its existing Employee Savings Stock Investment and Ownership Plan for participating domestic salaried and hourly employees. In December 1991, the ESOP was funded by a 15-year, 7.75% loan of $47.9 million from the Company. During 2004 and 2003, the ESOP received a combination of dividends on unallocated shares and contributions from the Company equal to the amount required to meet its principal and interest payments under the loan. Simultaneously, the ESOP allocated to participants 318,351 shares of Common Stock each year. As of December 31, 2004, the ESOP held 2,406,495 allocated shares and 636,688 unallocated shares. All ESOP shares are considered outstanding for income per share computations.

The Company recognized net compensation expense equal to the shares allocated multiplied by the original cost of $10.03 per share less dividends received by the ESOP on unallocated shares. Compensation (income) expense related to the ESOP for 2004, 2003 and 2002 was $(.1) million, $1.6 million and $.9 million, respectively. Dividends paid on unallocated ESOP shares for 2004, 2003 and 2002 were $.7 million, $.8 million and $.9 million, respectively. Dividends paid on all ESOP shares are recorded as a reduction to retained earnings. The unearned ESOP compensation balance in stockholders’ equity represented deferred compensation expense to be recognized by the Company in future years as additional shares are allocated to participants.

15.	CAPITAL STOCK AND NET INCOME PER SHARE

As of December 31, 2004, the Company had 530,000,000 authorized shares of capital stock. Of this total, 450,000,000 shares were designated as Common Stock, 75,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock, each class having a par value of one dollar per share. As of December 31, 2004, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 246,587,917 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the three-year period ended December 31, 2004.

In April 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 25, 2004. The additional shares were distributed on June 15, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. Unless otherwise indicated, all shares and per share amounts have been adjusted for the two-for-one stock split.

Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors, with the Common Stock having one vote per share and the Class B Stock having ten votes per share. However, the Common Stock, voting separately as a class, is entitled to elect one-sixth of the Board of Directors. With respect to dividend rights, the Common Stock is entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2004 a total of 2,683 shares of Class B Stock were converted into Common Stock and during 2003 and 2002, on a pre-split basis, a total of 212 shares and 11,500 shares, respectively, of Class B Stock were converted into Common Stock.

In December 2000, the Company’s Board of Directors unanimously adopted a Stockholder Protection Rights Agreement and declared a dividend of one right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable and will not change the manner in which the Company’s Common Stock is traded.

The Rights become exercisable only upon (i) resolution of the Board of Directors after any person has commenced a tender offer that would result in such person becoming the beneficial owner of 15% or more of the Common Stock, (ii) the Company’s announcement that a person or group has acquired 15% or more of the outstanding shares of Common Stock, or (iii) a person or group becoming the beneficial owner of more than 35% of the voting power of all of the outstanding Common Stock and Class B Stock. When exercisable, each Right entitles its registered holder to purchase from the Company, at a pre-determined exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, par value $1.00 per share (which would be convertible by holders of Class B Stock into Series B Participating Preferred Stock on the basis of one one-thousandth of a share of

Series B Participating Preferred Stock for every share of Class B Stock held at that time). Each one one-thousandth of a share of Series A Participating Preferred Stock would have economic and voting terms similar to those of one share of Common Stock. Similarly, each one one-thousandth of a share of Series B Participating Preferred Stock would have economic and voting terms similar to those of one share of Class B Stock.

Upon the earlier of (a) a public announcement by the Company that a person or group has acquired 15% or more of the outstanding shares of Common Stock or (b) such person or group acquiring more than 35% of the voting power of the Common Stock and Class B Stock, each Right (except those owned by the acquiring person or group) will automatically become a right to buy, at the pre-determined exercise price, that number of one one-thousandth of a share of Series A Participating Preferred Stock having a market value of twice the exercise price. In addition, if the Company is acquired in a merger or other business combination, each Right will entitle a holder to purchase from the acquiring company, for the pre-determined exercise price, preferred stock of the acquiring company having an aggregate market value equal to twice the exercise price.

Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s Common Stock or more than 35% of the voting power of all outstanding Common Stock and Class B Stock, the Company’s Board of Directors may, at its option, exchange all (but not less than all) of the outstanding Preferred Stock (other than Rights held by the acquiring person or group) for shares of Common Stock or Class B Stock, as applicable, at an exchange ratio of one share of Common Stock or Class B Stock for each one one-thousandth of a share of Preferred Stock.

The Company, solely at its option, may amend the Rights or redeem the Rights for $.01 per Right at any time before the acquisition by a person or group of beneficial ownership of 15% or more of its Common Stock or more than 35% of the voting power of all of the outstanding Common Stock and Class B Stock. Unless redeemed earlier or extended by the Company, the Rights will expire on December 14, 2010.

In July 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500.0 million, for the shares and fees of $1.4 million associated with the transaction financed principally by additional commercial paper borrowings.

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held a total of 14,112,604 shares of the Common Stock, and as Trustee for the benefit of Milton Hershey School, held 60,612,012 shares of the Class B Stock as of December 31, 2004, and was entitled to cast approximately 78.1% of the total votes of both classes of the Company’s common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of the Company.

Changes in outstanding Common Stock for the past three years were:

For the years ended December 31,	2004	2003	2002

Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(100,842,278)	(91,461,470)	(88,623,740)
Stock repurchases:
Repurchase programs and privately negotiated transactions	(13,914,089)	(9,848,400)	(2,600,690)
Stock options and benefits	(1,898,411)	(2,410,224)	(4,844,770)
Stock issuances:
Stock options and benefits	3,340,951	2,877,816	4,607,730
Treasury shares at end of year	(113,313,827)	(100,842,278)	(91,461,470)
Net shares outstanding at end of year	246,587,917	259,059,466	268,440,274

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2004	2003	2002
In thousands except per share amounts

Net income	$590,879	$457,584	$403,578
Weighted-average shares—Basic
Common Stock	193,037	201,768	212,219
Class B Stock	60,844	60,844	60,856
Total weighted-average shares—Basic	253,881	262,612	273,075
Effect of dilutive securities:
Employee stock options	2,763	1,826	2,136
Performance and restricted stock units	183	94	218
Weighted-average shares—Diluted	256,827	264,532	275,429
Earnings Per Share—Basic
Common Stock	$2.38	$1.78	$1.51
Class B Stock	$2.17	$1.61	$1.37
Earnings Per Share—Diluted	$2.30	$1.73	$1.47

Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”), provides guidance on the calculation and disclosure of earnings per share (“EPS”). SFAS No. 128 defines EPS as “the amount of earnings attributable to each share of common stock” and indicates that the objective of EPS is to measure the performance of an entity over the reporting period. In deliberations regarding the application of SFAS No. 128, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus requiring the use of the two-class method of computing EPS for those enterprises with participating securities or multiple classes of common stock through EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF No. 03-6”).

The Company has two classes of common stock, Common Stock and Class B Stock. With respect to dividend rights, the Common Stock is entitled to cash dividends ten percent higher than those declared and paid on the Class B Stock. Under EITF No. 03-6, the Class B Stock is considered a participating security requiring the use of the two-class method for the computation of net income per share—basic, rather than the if-converted method as previously used. The two-class computation method for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Net income per share—basic reflects the application of EITF No. 03-6 and was computed using the two-class method for all periods presented. The shares of Class B Stock are considered to be participating convertible securities since the shares of Class B Stock are convertible on a one-for-one basis into shares of Common Stock. EITF No. 03-6 did not change the computation of net income per share-diluted which has been computed using the if-converted method for all periods presented.

For the years ended December 31, 2004, 2003 and 2002, .1 million, 6.2 million and 3.8 million stock options, respectively, were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year and, therefore, the effect would have been antidilutive.

16.	STOCK COMPENSATION PLANS

The long-term portion of the Key Employee Incentive Plan (“Incentive Plan”) provides for grants to senior executives and key employees of stock-based compensation awards of one or more of the following: non-qualified stock options (“fixed stock options”), performance stock units, stock appreciation rights and restricted stock units. The Incentive Plan also provides for the deferral of performance stock unit and restricted stock unit awards by participants. As of December 31, 2004, 38.0 million shares were authorized and approved by the Company’s stockholders for grants under the long-term portion of the Incentive Plan.

In July 2004, the Company announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of ten years and will vest on July 19, 2009.

In 1996, the Company’s Board of Directors approved a worldwide, stock option grant, called HSY Growth, under the Broad Based Stock Option Plan. HSY Growth provided all eligible employees with a one-time grant of 200 non-qualified stock options. Under HSY Growth, over 2.4 million options were granted on January 7, 1997. Options granted under HSY Growth have a term of ten years and vested on January 7, 2002.

Fixed Stock Options

The exercise price of each option equals the market price of the Company’s Common Stock on the date of grant (determined as the closing price of the Common Stock on the New York Stock Exchange on the business day immediately preceding the date the stock options were granted). Each option has a maximum term of ten years. Options granted under the Incentive Plan prior to December 31, 1999, vest at the end of the second year after grant. In 2000, the terms and conditions of the grant were changed to provide for pro-rated vesting over four years for options granted subsequent to December 31, 1999.

A summary of the status of the Company’s fixed stock options as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2004		2003			2002
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	14,142,318	$28.73	13,929,124	$26.49	16,013,122	$23.20
Granted	4,013,900	$41.25	2,945,850	$32.60	2,713,210	$34.67
Exercised	(3,241,948)	$24.58	(2,580,706)	$21.00	(4,369,184)	$19.77
Forfeited	(4,734)	$33.81	(151,950)	$29.34	(428,024)	$25.15
Outstanding at end of year	14,909,536	$32.82	14,142,318	$28.73	13,929,124	$26.49
Options exercisable at year-end	7,272,885	$28.03	7,474,162	$26.34	7,940,538	$24.19
Weighted-average fair value of options granted during the year (per share)	$10.67		$8.87		$10.48

The following table summarizes information about fixed stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/04	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/04	Weighted- Average Exercise Price
$16.53–32.23	5,304,428	4.1	$25.83	5,081,005	$25.63
$32.25–34.66	5,344,533	7.4	$33.26	2,099,430	$33.47
$34.79–56.58	4,260,575	9.2	$40.96	92,450	$36.15
$16.53–56.58	14,909,536	6.7	$32.82	7,272,885	$28.03

Performance Stock Units and Restricted Stock Units

Under the long-term portion of the Incentive Plan, each February the Company grants selected executives and other key employees performance stock units whose vesting is contingent upon the achievement of certain performance objectives. If at the end of the applicable three-year performance cycle targets for financial measures are met, the full number of shares is awarded to the participants. The performance scores for 2004 grants of performance stock units can range from 0% to 250% of the targeted amounts. Restricted stock units were awarded in 2004, 2003 and 2002 under the long-term portion of the Incentive Plan to certain executive officers and other key employees. Restricted stock units were also awarded quarterly to non-employee directors of the Company as part of the Directors’ Compensation Plan. The compensation amount charged against income for performance and restricted stock units was $24.3 million, $7.2 million and $6.4 million for 2004, 2003 and 2002, respectively. The compensation cost associated with the performance stock units is recognized ratably over the three-year term based on the year-end market value of the stock, except for the 2003 grants. An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death. The compensation cost for the 2003 grants is being recognized over a period from three to six years. The compensation cost associated with employee restricted stock units is recognized over a specified restriction period based on the year-end market value of the stock. The compensation cost associated with non-employee director restricted stock units is recognized at the grant date and adjusted based on the year-end market value of the stock.

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2004	2003	2002
Shares granted	332,162	228,224	121,230
Weighted-average fair value at date of grant	$40.53	$33.17	$33.40

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 609,217 shares as of December 31, 2004.

No stock appreciation rights were outstanding as of December 31, 2004.

17.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company believes that it has little concentration of credit risk due to the diversity of its customer base. As of December 31, 2004, McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, accounted for approximately 13% of the Company’s total accounts receivable. As of December 31, 2004, no other customer accounted for more than 10% of the Company’s total accounts receivable. Receivables, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $17.6 million and $21.1 million as of December 31, 2004 and 2003, respectively. The lower amount as of December 31, 2004, was principally related to a reduction in the allowance for doubtful accounts of $5.0 million upon resolution of most significant matters related to the bankruptcy of Fleming Companies, Inc. An increase in the allowance for doubtful accounts of $5.0 million as of December 31, 2003, had been recorded to cover estimated exposure to the bankruptcy announced in early 2003.

Inventories

The Company values the majority of its inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was

$369.9 million and $321.0 million as of December 31, 2004 and 2003, respectively, and inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2004	2003
In thousands of dollars
Raw materials	$166,813	$158,859
Goods in process	70,440	53,744
Finished goods	384,094	327,415
Inventories at FIFO	621,347	540,018
Adjustment to LIFO	(64,167)	(47,159)
Total inventories	$557,180	$492,859

Property Plant and Equipment

Property, plant and equipment balances included construction in progress of $74.8 million and $153.7 million as of December 31, 2004 and 2003, respectively. Net write-downs of property, plant and equipment of $5.7 million were recorded as a result of asset impairments associated with the Company’s business realignment initiatives recorded in the fourth quarter of 2003. These initiatives included realigning the sales organizations and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products and by product line rationalization. Major classes of property, plant and equipment were as follows:

December 31,	2004	2003
In thousands of dollars
Land	$84,563	$78,744
Buildings	688,642	633,362
Machinery and equipment	2,595,997	2,514,917
Property, plant and equipment, gross	3,369,202	3,227,023
Accumulated depreciation	(1,686,504)	(1,565,084)
Property, plant and equipment, net	$1,682,698	$1,661,939

Certain real estate with a net realizable value of $7.0 million and $1.5 million was being held for sale as of December 31, 2004 and 2003, respectively. These assets were associated with the closure of facilities as part of the Company’s business realignment initiatives.

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2004	2003
In thousands of dollars
Unamortized intangible assets:
Goodwill	$463,947	$388,960
Trademarks	$100,335	$31,593
Amortized intangible assets, gross:
Customer-related	18,567	—
Patents	8,317	8,317
Total other intangible assets, gross	127,219	39,910
Accumulated amortization	(1,986)	(1,399)
Other intangibles	$125,233	$38,511

Goodwill increased $82.9 million as a result of the acquisition of the Grupo Lorena and Mauna Loa businesses and $5.1 million as a result of currency translation adjustments. These increases were partially offset by a $12.6 million adjustment to goodwill as a result of the adjustment to the Federal and state tax contingencies. The increases in trademarks and customer-related intangible assets were also due to the Grupo Lorena and Mauna Loa acquisitions. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of approximately ten years. Patents are being amortized over their remaining legal lives of approximately sixteen years. Total amortization expense for other intangible assets was $.6 million, $.5 million and $.5 million in 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense will be approximately $2.3 million on an annual basis over the next five years based upon the preliminary purchase price allocations as of December 31, 2004.

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2004	2003
In thousands of dollars
Payroll, compensation and benefits	$146,515	$127,222
Advertising and promotion	218,376	191,382
Other	107,205	97,577
Total accrued liabilities	$472,096	$416,181

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2004	2003
In thousands of dollars
Accrued post-retirement benefits	$231,967	$232,398
Other	171,389	138,378
Total other long-term liabilities	$403,356	$370,776

18.	SEGMENT INFORMATION

The Company operates as a single reportable segment, encompassing the manufacture, distribution and sale of confectionery, snack, refreshment and grocery products. The Company’s five operating segments are comprised of geographic areas including the United States, Canada, Mexico, Brazil and the combination of the Company’s other international operations. For purposes of segment reporting, the Company’s operations in the Americas, the United States, Canada, Mexico and Brazil, have been aggregated in accordance with the criteria of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s operations in the Americas were aggregated on the basis of their similar economic characteristics and the similarity of their products and services, production processes, types or classes of customers for their products and services, methods used to distribute products and the nature of the regulatory environments. The Company’s other international operations were aggregated with its operations in the Americas to form one reportable segment, since the other international operations combined share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets. Consolidated net sales represented primarily sales of confectionery and snack products.

The Company’s principal operations and markets are located in the United States. The Company manufactures, markets, sells and distributes confectionery and grocery products in Canada, Mexico and Brazil, imports and/or markets selected confectionery products in the Philippines, Japan and South Korea and markets confectionery products in over 60 countries worldwide. Net sales and long-lived assets of businesses outside of the United States were not significant.

Sales to McLane Company, Inc. exceeded 10% of total net sales and approximated $1.1 billion and $930.1 million in 2004 and 2003, respectively. Sales to Wal-Mart Stores, Inc. and subsidiaries exceeded 10% of total net sales in 2002 and amounted to approximately $857.9 million.

19.	QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2004	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,013,089	$893,688	$1,254,508	$1,267,963
Gross profit	387,457	360,484	498,100	503,676
Net income	107,147	147,217	166,229	170,286
Per share—Basic—Common(a)	.42	.58	.68	.71
Per share—Basic—Class B	.38	.53	.62	.64
Per share—Diluted(a)	.41	.56	.66	.68

Year 2003	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$953,162	$849,115	$1,191,019	$1,179,255
Gross profit	356,283	333,745	466,834	470,963
Income before cumulative effect of accounting change	97,558	71,484	150,972	144,938
Per share—Basic—Common	.37	.28	.59	.57
Per share—Basic—Class B(a)	.34	.25	.54	.52
Per share—Diluted(a)	.36	.27	.57	.55
Net income	97,558	71,484	143,604	144,938
Per share—Basic—Common(a)	.37	.28	.57	.57
Per share—Basic—Class B(a)	.34	.25	.51	.52
Per share—Diluted	.36	.27	.55	.55

(a)	Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” On May 4, 2004, the Company’s Chief Executive Officer, Richard H. Lenny, certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hershey Foods Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 74.

Richard H. Lenny	David J. West
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hershey Foods Corporation:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Hershey Foods Corporation and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004, and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
March 3, 2005

Item 9B.	OTHER INFORMATION

On December 7, 2004, the Board of Directors, following a review of benchmark data, approved an increase in the quarterly restricted stock unit (“RSU”) component of the Directors’ Compensation Plan to the number of shares of Common Stock, valued at the average closing price on the New York Stock Exchange of the Common Stock on the three days preceding the grant, equal to $20,000, from $15,000, effective January 1, 2005. RSUs are granted to directors on the first day of January, April, July and October.

On December 6, 2004, the Compensation and Executive Organization Committee of the Board of Directors approved changes to the compensation of Mr. David J. West in recognition of his promotion to Senior Vice President, Chief Financial Officer effective January 1, 2005. As of January 1, 2005, Mr. West’s base salary was increased from $415,000 to $450,000, his target percentage under the Annual Incentive Program of the Incentive Plan was increased, and he was granted 6,000 additional stock options under the Incentive Plan. He was also granted, effective December 6, 2004, an additional 2,150 contingent PSUs under the Incentive Plan for the 2004-2006 performance cycle, with any award to be determined under the performance factors applicable to that performance cycle, namely, (i) the Company’s earnings per share-diluted growth (three-year compound annual growth rate) measured against an internal target and measured against the earnings per share-diluted growth (three-year compound annual growth rate) of a peer group of 16 food, beverage and consumer packaged goods companies and (ii) the cumulative three-year improvement in the Company’s economic return on invested capital measured against an internal target.

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

Executive Officers of the Company as of February 22, 2005

Name	Age	Positions Held During the Last Five Years
R. H. Lenny(1)	53	Chairman of the Board, President and Chief Executive Officer (2002); President and Chief Executive Officer (2001)
M. K. Arline	52
Senior Vice President, Chief People Officer (2004); Senior Vice President, Human Resources and Corporate Affairs (2002); Senior Vice President, Human Resources (2002); Vice President, Human Resources (2001); Vice President, Quality and Regulatory Compliance (1999)

C. J. Baldwin(2)	42	Senior Vice President, Global Chief Customer Officer (2004)
J. P. Bilbrey(3)	48	Senior Vice President, President Hershey International (2003)
R. Brace	61	Senior Vice President, Operations (2004); Vice President, Operations and Technology (2002); Vice President, Conversion and Procurement (2000); Senior Vice President, Operations (1999)
T. K. Hernquist(4)	46	Senior Vice President, Chief Marketing Officer (2003)
B. H. Snyder	57
Senior Vice President, General Counsel and Secretary (2003); General Counsel, Secretary, and Senior Vice President, International (2002); Senior Vice President—Public Affairs, General Counsel and Secretary (2002); Vice President and Assistant General Counsel (2000); Assistant General Counsel (1993)

D. J. West(5)	41
Senior Vice President, Chief Financial Officer (2004); Senior Vice President, Chief Customer Officer (2004); Senior Vice President, Sales (2002); Senior Vice President, Business Planning and Development (2002); Vice President, Business Planning and Development (2001)

C. D. Azzara	50
Vice President, Global Research and Development (2004); Vice President, Research and Development (2002); Director, Confectionery/Reduced Fat and Calorie Product Development (2001); Associate Director, Product Development (1999)

G. F. Davis(6)	56	Vice President, Chief Information Officer (2000)
D. N. Eshleman	50	Vice President, Strategy and Innovation (2002); Vice President Marketing, Brand Integration (2002); Vice President Marketing, New Products (2000); Vice President Marketing, Grocery Products (1999)
D. W. Tacka	51	Vice President and Chief Accounting Officer (2004); Vice President, Corporate Controller and Chief Accounting Officer (2000); Corporate Controller and Chief Accounting Officer (1995)

There are no family relationships among any of the above-named officers of the Company.
(1)	Mr. Lenny was elected President and Chief Executive Officer effective March 12, 2001. Prior to joining the Company he was Group Vice President, Kraft Foods, Inc. and President, Nabisco Biscuit and Snacks (2001); President, Nabisco Biscuit Company (1998).
(2)	Mr. Baldwin was elected Senior Vice President, Global Chief Customer Officer effective October 25, 2004. Prior to joining the Company he was National Vice President, Field Sales and Logistics, Kraft Foods, Inc. (2004); National Vice President Sales and Logistics, Direct Store Delivery—Kraft Foods (2003); Vice President, Sales and Integrated Logistics, Nabisco Biscuit (2002); Vice President, Sales, Nabisco Biscuit and Snacks (2001); Customer Vice President, West, Nabisco Biscuit Company (1999).

(3)	Mr. Bilbrey was elected Senior Vice President, President Hershey International effective November 5, 2003. Prior to joining the Company he was Executive Vice President, Sales—Mission Foods (2003); President and Chief Executive Officer—Danone Waters of North America, Inc., a division of Groupe Danone, Paris (2001); Executive Vice President, Retail Sales, North America—Danone Waters of North America, Inc., a division of Groupe Danone, Paris (2000); Owner and Operator, Commercial Cattle Operations—Bilbrey Farms and Ranch (1999).

(4)	Mr. Hernquist was elected Senior Vice President, Chief Marketing Officer effective April 28, 2003. Prior to joining the Company he was Senior Vice President, Marketing—Jim Beam Brands, Fortune Brands (2002); President and Chief Executive Officer—Sierra On-line, Vivendi Universal (2001); Senior Vice President, Marketing—Nabisco Biscuit Company (2000).

(5)	Mr. West was elected Vice President, Business Planning and Development effective May 30, 2001. Prior to joining the Company he was Senior Vice President Finance, Kraft Foods—Nabisco Biscuit, Confectionery and Snacks (2001); Senior Vice President and Chief Financial Officer, Nabisco Biscuit Company (1999).

(6)	Mr. Davis was elected Vice President, Chief Information Officer effective December 14, 2000. Prior to joining the Company Mr. Davis was Vice President—Global Infrastructure Services, Computer Sciences Corporation (2000); Director—Global Infrastructure Services, Computer Sciences Corporation (1999).

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

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the Company during 2004, and compensation of directors, is set forth in the sections entitled, respectively, “2004 Executive Compensation” and “Directors’ Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, the Chief Executive Officer, the four most highly compensated executive officers other than the Chief Executive Officer and executive officers as a group, is set forth in the section entitled “Voting Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b)	The following table provides information about the Company’s Common Stock that may be issued under equity compensation plans as of December 31, 2004:

EQUITY COMPENSATION PLAN INFORMATION*

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	13,008,286	$31.74	8,995,936
Equity compensation plans not approved by security holders (2)	1,901,250	$40.22	811,190
Total	14,909,536	$32.82	9,807,126

*	In April 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 25, 2004. The additional shares were distributed on June 15, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. All shares and per share amounts in this chart and the accompanying footnotes have been adjusted for the two-for-one stock split.
(1)	Column (a) includes stock options granted under the stockholder-approved Key Employee Incentive Plan (“Incentive Plan”). The securities available for future issuance in column (c) are not allocated to any specific type of award under the Incentive Plan, but are available generally for future awards of stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and dividend equivalent units on RSUs granted under the Incentive Plan.
(2)	Column (a) includes 1,664,850 stock options granted under the Hershey Foods Corporation Broad Based Stock Option Plan. In July 2004, the Company announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of ten years and will vest on July 19, 2009. In 1996, the Company’s Board of Directors approved a worldwide stock option grant, called HSY Growth, under the Broad Based Stock Option Plan. HSY Growth provided all eligible employees with a one-time grant of 200 non-qualified stock options that were granted outside of the Incentive Plan under a separate registration statement. Under HSY Growth over 2,471,400 stock options were granted on January 7, 1997 with an exercise price of $22.25, which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant. The stock options vested at the end of five years and had a maximum term of ten years from the date of grant. Column (c) includes 641,200 stock options under the Broad Based Stock Option Plan remaining available for future issuance.

Column (a) also includes 236,400 stock options granted to R.H. Lenny outside of the Incentive Plan under a separate registration statement. All of the options available for issuance under the registration statement have been granted. The stock options were granted on March 12, 2001 with an exercise price of $32.33, which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant (determined as the closing price on the business day immediately preceding the date the stock options were granted). The stock options are subject to a four-year step vesting requirement of 25% per year and have a ten-year term.

Column (c) also includes 169,990 shares remaining available for future issuance under the Directors’ Compensation Plan. The Directors’ Compensation Plan is designed to attract and retain qualified non-employee directors and to align the interests of non-employee directors with those of the stockholders by paying a portion of their compensation in units representing shares of Common Stock. Directors who are employees of the Company receive no remuneration for their services as directors. RSUs are granted quarterly to each director on the first day of January, April, July and October on the basis of the number of shares of Common Stock, valued at the average closing price on the New York Stock Exchange of the Common Stock on the last three trading days preceding the grant, equal to $15,000. While the value of the annual RSU grant is targeted at $60,000, the actual value of the grant may be higher or lower depending upon the performance of the Common Stock following the grant dates. Beginning January 1, 2005, the target for the annual RSU grant was increased to $80,000, with the quarterly grant equal to a value of $20,000. A director’s RSUs will vest and be distributed upon his or her retirement from the Board. Directors may elect to receive all or a portion of their retainer in cash or Common Stock, although committee chair fees are paid only in cash. A director may defer receipt of the retainer and committee chair fees until his or her retirement from the Board.

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1):    Financial Statements

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon, as required to be filed with this report, are set forth under Item 8 of this report.

Item 15(a)(2):    Financial Statement Schedule

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 31, 2004, 2003 and 2002 is filed herewith on the indicated page in response to Item 15(c):

Schedule II—Valuation and Qualifying Accounts (Page 86)

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

(4)	Instruments defining the rights of security holders, including indentures

a.	Stockholder Protection Rights Agreement between Hershey Foods Corporation and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

b.	The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1)	6.7% Notes due 2005

2)	6.95% Notes due 2007

3)	6.95% Notes due 2012

4)	8.8% Debentures due 2021

5)	7.2% Debentures due 2027

6)	Obligations Associated with Consolidation of Lease Arrangements

7)	Other Obligations

The Company will furnish copies of the above debt instruments to the Commission upon request.

(10)	Material contracts

a.	Kit Kat and Rolo License Agreement (the “License Agreement”) between Hershey Foods Corporation and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

b.	Peter Paul/York Domestic Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

c.	Cadbury Trademark & Technology License Agreement between Hershey Foods Corporation and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

d.	Trademark and Technology License Agreement between Huhtamaki and Hershey Foods Corporation dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

e.	Stock Purchase Agreement between Hershey Trust Company, as Trustee of the Milton Hershey School Trust, and Hershey Foods Corporation, dated July 27, 2004, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

f.	Five Year Credit Agreement dated as of November 12, 2004 among Hershey Foods Corporation and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2004.

Executive Compensation Plans and Management Contracts

g.	Hershey Foods Corporation’s Amended and Restated Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

h.	Terms and Conditions of Nonqualified Stock Option Grants under the Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2005.

i.	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.

j.	Hershey Foods Corporation’s Amended and Restated Deferred Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

k.	Hershey Foods Corporation’s Amended and Restated Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

l.	Hershey Foods Corporation’s Amended and Restated Directors’ Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

m.	Hershey Foods Corporation’s Executive Benefits Protection Plan (Group 3A), as amended, covering certain of its executive officers, is incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

n.	The Separation Agreement and General Release entered into effective December 6, 2002 between Hershey Foods Corporation and Wynn A. Willard is incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

o.	The Executive Employment Agreement between Hershey Foods Corporation and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

p.	The Retirement Agreement and General Release between Hershey Foods Corporation and Frank Cerminara, dated October 21, 2004, is attached hereto and filed as Exhibit 10.1.

q.	A summary of certain compensation matters previously contained in the Company’s Current Report on Form 8-K filed February 18, 2005, is attached hereto and filed as Exhibit 10.2.

Broad Based Equity Compensation Plans

r.	Hershey Foods Corporation’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2004, 2003, 2002, 2001 and 2000 is attached hereto and filed as Exhibit 12.

(21)	Subsidiaries of the Registrant A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.

(23)	Independent Auditors’ Consent The consent dated March 7, 2005 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.

(31.1)	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.1.

(31.2)	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.2.

The following item is furnished with this report:

(32)	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto and furnished as Exhibit 32.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 7th day of March, 2005.

HERSHEY FOODS CORPORATION (Registrant)

By: /s/ D. J. WEST
D. J. West Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ R. H. LENNY	Chief Executive Officer and Director	March 7, 2005
(R. H. Lenny)
/s/ D. J. WEST	Chief Financial Officer	March 7, 2005
(D. J. West)
/s/ D. W. TACKA	Chief Accounting Officer	March 7, 2005
(D. W. Tacka)
/s/ J. A. BOSCIA	Director	March 7, 2005
(J. A. Boscia)
/s/ R. H. CAMPBELL	Director	March 7, 2005
(R. H. Campbell)
/s/ R. F. CAVANAUGH	Director	March 7, 2005
(R. F. Cavanaugh)
/s/ G. P. COUGHLAN	Director	March 7, 2005
(G. P. Coughlan)
/s/ H. EDELMAN	Director	March 7, 2005
(H. Edelman)
/s/ B. G. HILL	Director	March 7, 2005
(B. G. Hill)
/s/ M. J. MCDONALD	Director	March 7, 2005
(M. J. McDonald)
/s/ M. J. TOULANTIS	Director	March 7, 2005
(M. J. Toulantis)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Hershey Foods Corporation:

Under date of March 3, 2005, we reported on the consolidated balance sheets of Hershey Foods Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004, which are included in Hershey Foods Corporation’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Corporation adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, on June 30, 2003.

/s/KPMG LLP

New York, New York
March 3, 2005

Schedule II

HERSHEY FOODS CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2004: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$21,099	$1,844	$2,930	$(8,292)	$17,581

Year Ended December 31, 2003: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$16,524	$13,119	$3,599	$(12,143)	$21,099

Year Ended December 31, 2002: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$15,958	$6,414	$3,023	$(8,871)	$16,524

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.