Form 10-Q
period 2005-04-01
HERSHEY CO
filed 2005-05-11
CIK 47111

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 3, 2005

OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______

Commission file number 1-183

THE HERSHEY COMPANY
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

Common Stock, $1 par value — 183,490,499 shares, as of April 22, 2005. Class B Common Stock, $1 par value — 60,819,526 shares, as of April 22, 2005.

Exhibit Index – Page 18

INDEX

THE HERSHEY COMPANY
INDEX

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	April 3, 2005	April 4, 2004

Net Sales	$1,126,414	$1,013,089

Costs and Expenses:
Cost of sales	695,131	625,632
Selling, marketing and administrative	225,410	204,133

Total costs and expenses	920,541	829,765

Income before Interest and Income Taxes	205,873	183,324
Interest expense, net	19,404	14,854

Income before Income Taxes	186,469	168,470
Provision for income taxes	68,248	61,323

Net Income	$118,221	$107,147

Earnings Per Share-Basic - Common Stock	$.49	$.42

Earnings Per Share-Basic - Class B Common Stock	$.45	$.38

Earnings Per Share-Diluted	$.47	$.41

Average Shares Outstanding-Basic - Common Stock	185,715	198,916

Average Shares Outstanding-Basic - Class B Common Stock	60,829	60,844

Average Shares Outstanding-Diluted	250,308	262,054

Cash Dividends Paid per Share:
Common Stock	$.2200	$.1975

Class B Common Stock	$.2000	$.1788

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	April 3,	December 31,
ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$18,060	$54,837
Accounts receivable - trade	289,991	408,930
Inventories	640,223	557,180
Deferred income taxes	43,786	46,503
Prepaid expenses and other	128,005	114,991

Total current assets	1,120,065	1,182,441

Property, Plant and Equipment, at cost	3,384,069	3,369,202
Less-accumulated depreciation and amortization	(1,722,695)	(1,686,504)

Net property, plant and equipment	1,661,374	1,682,698

Goodwill	463,250	463,947
Other Intangibles	124,946	125,233
Other Assets	379,139	343,212

Total assets	$3,748,774	$3,797,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$167,848	$148,686
Accrued liabilities	396,646	472,096
Accrued income taxes	69,243	42,280
Short-term debt	429,724	343,277
Current portion of long-term debt	277,684	279,043

Total current liabilities	1,341,145	1,285,382
Long-term Debt	690,312	690,602
Other Long-term Liabilities	416,876	403,356
Deferred Income Taxes	329,719	328,889

Total liabilities	2,778,052	2,708,229

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2005 and 2004	--	--
Common Stock, shares issued:
299,081,918 in 2005 and 299,060,235 in 2004	299,081	299,060
Class B Common Stock, shares issued:
60,819,826 in 2005 and 60,841,509 in 2004	60,820	60,841
Additional paid-in capital	61,179	28,614
Unearned ESOP compensation	(5,588)	(6,387)
Retained earnings	3,534,630	3,469,169
Treasury-Common Stock shares at cost:
115,617,019 in 2005 and 113,313,827 in 2004	(2,979,821)	(2,762,304)
Accumulated other comprehensive income	421	309

Total stockholders' equity	970,722	1,089,302

Total liabilities and stockholders' equity	$3,748,774	$3,797,531

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 3, 2005	April 4, 2004
Cash Flows Provided from (Used by) Operating Activities
Net Income	$118,221	$107,147
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	49,250	47,020
Deferred income taxes	1,965	101
Changes in assets and liabilities:
Accounts receivable - trade	118,939	134,164
Inventories	(70,243)	(16,967)
Accounts payable	19,162	21,077
Other assets and liabilities	(63,515)	(55,306)

Net Cash Flows Provided from Operating Activities	173,779	237,236

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(30,213)	(60,334)
Capitalized software additions	(2,025)	(5,195)

Net Cash Flows (Used by) Investing Activities	(32,238)	(65,529)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	86,447	15,864
Repayment of long-term debt	(1,066)	(36)
Cash dividends paid	(52,760)	(50,081)
Exercise of stock options	56,693	35,734
Incentive plan transactions	(223,459)	(32,441)
Repurchase of Common Stock	(44,173)	(20,168)

Net Cash Flows (Used by) Financing Activities	(178,318)	(51,128)

(Decrease) Increase in Cash and Cash Equivalents	(36,777)	120,579
Cash and Cash Equivalents, beginning of period	54,837	114,793

Cash and Cash Equivalents, end of period	$18,060	$235,372

Interest Paid	$32,679	$27,484

Income Taxes Paid	$15,272	$28,417

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Hershey Company, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 3, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, because of the seasonal effects of the Company’s business. In April 2004, the Company’s Board of Directors approved a two-for-one stock split to be effected in the form of a 100 percent stock dividend to stockholders of record on May 25, 2004. The additional shares were distributed on June 15, 2004. The Company’s stockholders received one additional share for each share in their possession on that date. This did not change the proportionate interest a stockholder maintained in the Company. All shares and per share amounts have been adjusted for the two-for-one stock split. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

2.     EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of April 3, 2005, the Company had two stock-based employee compensation plans, the Key Employee Incentive Plan and the Broad Based Stock Option Plan, which are described in the Company’s 2004 Annual Report on Form 10-K. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units (“PSUs”) is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

	For the Three Months Ended
	April 3, 2005	April 4, 2004
	(in thousands of dollars except per share amounts)

Net income, as reported	$ 118,221	$ 107,147

Deduct: Employee stock option expense	(4,364)	(3,245)
Add: Other stock-based employee compensation expense	1,596	185

Net Deduction: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(2,768)	(3,060)

Pro forma net income	$ 115,453	$ 104,087

INDEX

Earnings per share - Basic as reported:
Common Stock	$ .49	$ .42

Class B Common Stock	$ .45	$ .38

Earnings per share - Basic pro forma:
Common Stock	$ .48	$ .41

Class B Common Stock	$ .44	$ .37

Earnings Per Share - Diluted as reported	$ .47	$ .41

Deduct: Employee stock option expense	(.02)	(.01)
Add: Other stock-based employee compensation expense	.01	---

Net Deduction: Earnings per share impact of total stock-based employee compensation expense determined under fair value method	(.01)	(.01)

Earnings Per Share - Diluted pro forma	$ .46	$ .40

The pro forma net income and diluted-pro forma earnings per share increase from other stock-based employee compensation expense represent the impact of certain PSUs granted in 2003 which require the final award to be paid in shares of the Company’s Common Stock. The expense for these PSUs under the fair value provisions of SFAS No. 123 would have been based on grant date fair value. However, actual expense is adjusted for changes in the price of the Company’s Common Stock based on the guidance in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, actual expense in 2005 and 2004 was higher than the pro forma expense calculated under the fair value provisions of SFAS No. 123 due to the increase in the price of the Company’s Common Stock since the grant date.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first three months of 2005 and 2004, respectively: dividend yields of 1.7% and 2.0%; expected volatility of 25% and 26%; risk-free interest rates of 3.9% and 3.7%; and expected lives of 6.5 years and 6.5 years.

3.    INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Three Months Ended
	April 3, 2005	April 4, 2004
	(in thousands of dollars)

Interest expense	$19,669	$16,637
Interest income	(265)	(545)
Capitalized interest	---	(1,238)

Interest expense, net	$19,404	$14,854

The increase in net interest expense compared with the prior year primarily reflected higher short-term interest expense resulting from commercial paper borrowings to finance the purchase of Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (the "Milton Hershey School Trust") (described below) and two business acquisitions in 2004, in addition to lower capitalized interest.

INDEX

4.     EARNINGS PER SHARE

In accordanc with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	April 3, 2005	April 4, 2004
	(in thousands of dollars except per share amounts)

Net Income	$118,221	$107,147

Weighted-average shares-Basic
Common Stock	185,715	198,916
Class B Common Stock	60,829	60,844

Total weighted-average shares-Basic	246,544	259,760

Effect of dilutive securities:
Employee stock options	3,541	2,170
Performance and restricted stock units	223	124

Weighted-average shares - Diluted	250,308	262,054

Earnings Per Share - Basic
Common Stock	$.49	$.42

Class B Common Stock	$.45	$.38

Earnings Per Share - Diluted	$.47	$.41

Employee stock options for 1,086,575 shares and 29,600 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended April 3, 2005 and April 4, 2004, respectively.

5.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Net after-tax gains (losses) on cash flow hedging derivatives reflected in comprehensive income for the three-month periods ended April 3, 2005 and April 4, 2004, were $6.7 million and $(3.4) million, respectively. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of after-tax gains of $3.9 million and $6.1 million for the three-month periods ended April 3, 2005 and April 4, 2004, respectively, were associated with commodities futures contracts. Gains on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness were approximately $.4 million and $.8 million before tax for the three-month periods ended April 3, 2005 and April 4, 2004, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of April 3, 2005, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $19.8 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

INDEX

6.    COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	For the Three Months Ended April 3, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$118,221

Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,628)	$--	(2,628)
Cash flow hedges:
Gains (losses) on cash flow hedging
derivatives	10,533	(3,856)	6,677
Reclassification adjustments	(6,219)	2,282	(3,937)

Total other comprehensive income	$1,686	$(1,574)	112

Comprehensive income			$118,333

	For the Three Months Ended April 4, 2004
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$107,147

Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,831)	$--	(2,831)
Cash flow hedges:
Gains (losses) on cash flow hedging
derivatives	(5,571)	2,157	(3,414)
Reclassification adjustments	(9,580)	3,493	(6,087)

Total other comprehensive loss	$(17,982)	$5,650	(12,332)

Comprehensive income			$94,815

The components of accumulated other comprehensive income as shown on the Consolidated Balance Sheets are as follows:

	April 3, 2005	December 31, 2004
	(in thousands of dollars)

Foreign currency translation adjustments	$(19,536)	$(16,908)
Minimum pension liability adjustments	(1,129)	(1,129)
Cash flow hedges	21,086	18,346

Total accumulated other comprehensive
income	$421	$309

INDEX

7.     INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	April 3, 2005	December 31, 2004
	(in thousands of dollars)

Raw materials	$194,492	$166,813
Goods in process	95,300	70,440
Finished goods	421,117	384,094

Inventories at FIFO	710,909	621,347
Adjustment to LIFO	(70,686)	(64,167)

Total inventories	$640,223	$557,180

The increase in raw material inventories as of April 3, 2005, reflected the timing of deliveries to support manufacturing requirements and higher costs in 2005. Finished goods inventories were higher as of April 3, 2005 to support the introduction of new products and limited edition items, to support anticipated sales increases and as a result of higher costs.

8.    SHORT-TERM DEBT

Generally, the Company’s short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In November 2004, the Company entered into a five-year credit agreement with banks, financial institutions and other institutional lenders. The credit agreement established an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

9.    LONG-TERM DEBT

Obligations associated with the consolidation of lease arrangements of $76.8 million mature in 2005. In August 1997, the Company filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of April 3, 2005, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

10.    FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 3, 2005 and December 31, 2004, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $968.0 million as of April 3, 2005, compared with a fair value of $1,087.7 million, an increase of $119.7 million, based on quoted market prices for the same or similar debt issues.

As of April 3, 2005, the Company had foreign exchange forward contracts and options maturing primarily in 2005 and 2006 to purchase $104.2 million in foreign currency, primarily Australian dollars, Canadian dollars, euros, and Japanese yen, and to sell $17.1 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 3, 2005, the fair value of foreign exchange forward contracts and options was an asset of $2.3 million. As of December 31, 2004, the fair value of foreign exchange forward contracts and options was an asset of $4.4 million. The Company does not hold or issue financial instruments for trading purposes.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on

INDEX

interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $2.2 million and $1.7 million as of April 3, 2005 and December 31, 2004, respectively. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

11.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	April 3, 2005	April 4, 2004	April 3, 2005	April 4, 2004
		(in thousands of dollars)

Service cost	$12,728	$11,314	$1,193	$991
Interest cost	13,803	13,273	4,494	4,779
Expected return on plan assets	(21,202)	(19,167)	--	--
Amortization of prior service cost	1,099	1,023	(371)	(403)
Amortization of unrecognized
transition balance	78	30	--	--
Recognized net actuarial loss	2,508	2,443	908	1,224
Administrative expenses	250	153	--	--

Net periodic benefits cost	$9,264	$9,069	$6,224	$6,591

Employer contributions of $46.0 million and $5.5 million were made during the first quarter of 2005 to the Company’s pension plans and other benefits plans, respectively. The Company does not expect to make any significant contributions to its pension plans during the remainder of 2005. In the first quarter of 2004, the Company contributed $0.9 million and $6.1 million to the Company’s pension and other benefits plans, respectively. The increase in the expected return on plan assets in the first quarter of 2005 compared with the first quarter of 2004 primarily reflects the return on higher beginning of year asset balances and incremental employer contributions made during 2005. For 2005, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

12.    SHARE REPURCHASES

During the first quarter of 2005, the Company repurchased 3,653,700 shares of Common Stock for $223.5 million for incentive plan transactions, reflecting the repurchase of Treasury Stock reissued for stock options exercises, other incentive plan transactions and benefit plans. These shares were purchased in connection with an unusually high number of stock options exercised in the latter part of 2004 and the first quarter of 2005 as a result of an increase in the price of the Common Stock and the upcoming expiration of certain stock options. Cash receipts from employees of $56.7 million associated with stock options exercises partially offset payments for shares repurchased. Over time, the Company’s policy is to repurchase all such exercised shares.

On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares and fees of $1.4 million associated with the transaction financed principally by additional commercial paper borrowings.

In December 2002, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock. Under this program, a total of 13,197,800 shares of Common Stock were purchased through April 3, 2005 for $489.2 million. As of April 3, 2005, a total of 115,617,019 shares were held as Treasury Stock and $10.8 million remained available for repurchases of Common Stock under the repurchase program.

INDEX

13.    PENDING ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, will be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost will be recognized for equity instruments that do not vest. SFAS No. 123R will apply to awards granted, modified or settled in cash on or after its effective date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact on earnings per share of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $.06 to $.08 per share-diluted, assuming option grants continue at the same level as in 2004.

SFAS No. 123R was to have been effective for periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year. Accordingly, the Company expects to adopt SFAS No. 123R effective January 1, 2006.

14.    SUBSEQUENT EVENT

In April 2005, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market, or through privately negotiated transactions. Acquired shares of the Common Stock will be held as Treasury Stock.

INDEX

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — First Quarter 2005 vs. First Quarter 2004

Net sales for the first quarter of 2005 increased $113.3 million, or 11%, from 2004.  The Mauna Loa and Grupo Lorena acquisitions contributed incremental sales of $29.0 million, or approximately 3% of the increase from 2004. Approximately three quarters of the organic sales growth of 8% resulted from unit volume growth, primarily reflecting the introduction of new products and improved performance by the Company’s international businesses, particularly in Canada and Mexico. Additionally, a portion of the organic sales volume increase resulted from a buy-in prior to the effective date of selling price increases. The remainder of the sales increase resulted from a more efficient rate of promotional spending and lower returns, discounts and allowances as a percentage of sales.

Cost of sales for the quarter increased $69.5 million, or 11%, from 2004 to 2005.  The cost increase was primarily caused by the higher sales volume and higher raw material costs, principally associated with increased prices for cocoa and dairy products. Gross margin increased slightly from 38.2% in 2004 to 38.3% in 2005.  The margin expansion reflected improved price realization, primarily from reduced promotional spending as a percentage of sales, as well as selling price increases and a lower rate of returns, discounts and allowances. These margin improvements were substantially offset by higher raw material costs and a less favorable product mix, primarily associated with the lower margin Mauna Loa and Grupo Lorena businesses.

Selling, marketing and administrative expenses for the first quarter of 2005 increased 10% from the comparable period in 2004, primarily reflecting increased employee compensation costs, incremental expenses related to the business acquisitions and higher advertising expense. Selling, marketing and administrative expenses as a percentage of sales, declined from 20.1% in 2004 to 20.0% in 2005.

Net interest expense in the first quarter of 2005 was $4.6 million higher than the comparable period of 2004, primarily reflecting higher short-term interest expense and decreased capitalized interest. The increase in short-term interest expense was primarily associated with commercial paper borrowings for repurchases of Common Stock and the 2004 business acquisitions.

The effective income tax rate for the first quarter of 2005 was 36.6% compared with 36.4% for the first quarter of 2004, reflecting the best estimates of the expected effective income tax rates for the full-years.

Net income for the first quarter increased $11.1 million, or 10%, from 2004 to 2005, and net income per share-diluted increased $.06, or 15%. The increase was primarily attributable to increased income from operations and the impact of lower weighted-average shares outstanding resulting from share repurchases.

Liquidity and Capital Resources

Historically, the Company’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. During the first quarter of 2005, the Company’s cash and cash equivalents decreased by $36.8 million. Cash provided from operations, short-term borrowings, cash received from stock options exercises and cash on hand at the beginning of the period was sufficient to fund incentive plan transactions reflecting the repurchase of Common Stock issued for stock options exercises and benefits plans of $223.5 million, dividend payments of $52.8 million, the repurchase of the Company’s Common Stock for $44.2 million under the 2002 stock repurchase program, and capital expenditures and capitalized software expenditures of $32.2 million. Cash used by changes in other assets and liabilities was $63.5 million for the first quarter of 2005 compared with $55.3 million for the same period of 2004. The increase from the prior year primarily reflected contributions to the Company’s pension plans in 2005 and decreases in liabilities associated with marketing programs, partially offset by a reduction in the use of cash from commodity transactions.

Income taxes paid of $15.3 million during the first quarter of 2005 decreased from $28.4 million for the comparable period of 2004. The payment of estimated income taxes in 2005 was reduced significantly as a result of deductions for pension plan contributions.

The ratio of current assets to current liabilities decreased to 0.8:1 as of April 3, 2005 from 0.9:1 as of December 31, 2004. The Company’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 59% as of April 3, 2005 and 55% as of December 31, 2004. The higher capitalization ratio in 2005 primarily reflected the impact of additional short-term borrowings.

In November 2004, the Company entered into a five-year credit agreement with banks, financial institutions and other institutional lenders. The credit agreement established an unsecured revolving credit facility under which the Company may

INDEX

borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions.

Subsequent Event

In April 2005, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market, or through privately negotiated transactions. Acquired shares of the Common Stock will be held as Treasury Stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.6 million as of December 31, 2004 and $.5 million as of April 3, 2005. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $6.3 million as of December 31, 2004, to $2.6 million as of April 3, 2005. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

PART II — OTHER INFORMATION

Items 1, 3 and 5 have been omitted as not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands of dollars)
January 1 through
January 30, 2005	--	--	--	$ 54,963

January 31 through
February 27, 2005	3,006,500	$ 60.93	--	$ 54,963

February 28 through
April 3, 2005	1,364,100	$ 61.90	716,900	$ 10,790

Total	4,370,600	$ 61.23	716,900	$ 10,790

(1)        The Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock in December 2002.

Item 4 — Submission of Matters to a Vote of Security Holders

The Hershey Company’s Annual Meeting of Stockholders was held on April 19, 2005. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

Name	Votes For	Votes Withheld
Jon A. Boscia	771,836,859	958,996
Robert H. Campbell	771,654.834	1,141,021
Robert F. Cavanaugh	769,256,094	3,539,761
Gary P. Coughlan	771,840,635	955,220
Harriet Edelman	771,693,365	1,102,490
Richard H. Lenny	768,592,965	4,202,890
Mackey J. McDonald	751,740,707	21,055,148

The following directors were elected by the holders of the Common Stock voting as a class:

Name	Votes For	Votes Withheld
Bonnie G. Hill	159,970,410	6,127,785
Marie J. Toulantis	165,143,407	954,788

Holders of the Common Stock and the Class B Common Stock voting together ratified the appointment of KPMG LLP as the independent auditors for 2005. Stockholders cast 769,012,009 votes FOR the appointment, 3,255,390 votes AGAINST the appointment and ABSTAINED from casting 528,455 votes on the appointment of independent auditors.

INDEX

Holders of the Common Stock and the Class B Common Stock, each voting separately as a class and voting together without regard to class, approved the amendment to the Company’s Restated Certificate of Incorporation, as amended (“Certificate”), to increase the number of authorized shares of Common Stock from 450,000,000 shares to 900,000,000 shares and Class B Common Stock from 75,000,000 shares to 150,000,000 shares. Holders of the Common Stock voting separately as a class cast 103,998,775 votes FOR the amendment, 61,208,548 votes AGAINST the amendment and ABSTAINED from casting 884,969 votes on the amendment to the Certificate to increase the number of authorized shares of Common Stock. Holders of the Class B Common Stock voting separately as a class cast 606,697,660 votes FOR the amendment, 0 votes AGAINST the amendment and ABSTAINED from casting 0 votes on the amendment to the Certificate to increase the number of authorized shares of Class B Common Stock. Holders of the Common Stock and the Class B Common Stock voting together cast 710,696,435 votes FOR the amendment, 61,208,548 votes AGAINST the amendment, and ABSTAINED from casting 884,969 votes on the amendment to the Certificate to increase the number of authorized shares of Common Stock and Class B Common Stock.

Holders of the Common Stock and the Class B Common Stock voting together approved the amendment to the Certificate to change the Company’s name to The Hershey Company. Stockholders cast 769,540,889 votes FOR the amendment, 2,588,835 votes AGAINST the amendment and ABSTAINED from casting 666,128 votes on the amendment to the Certificate to change the Company’s name.

No other matters were submitted for stockholder action.

Item 6 — Exhibits

The following items are attached and incorporated herein by reference:

(3)	Articles of Incorporation

The Company's Restated Certificate of Incorporation, as amended by the Stockholders on April 19, 2005, is attached hereto as Exhibit 3 and incorporated herein by reference.

(12)	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 3, 2005 and April 4, 2004.

(31.1)	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The following item is furnished with this report:

(32)	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:  May 11, 2005

By:   /s/David J. West
David J. West
            Senior Vice President,
             Chief Financial Officer

By:   /s/David W. Tacka
  David W. Tacka
 Vice President,
                  Chief Accounting Officer

INDEX

EXHIBIT INDEX

Exhibit 3	Articles of Incorporation

The Company's Restated Certificate of Incorporation, as amended by the Stockholders on April 19, 2005

Exhibit 12	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002