Form 10-Q
period 2005-07-03
HERSHEY CO
filed 2005-08-09
CIK 47111

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 3, 2005

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

Common Stock, $1 par value — 183,933,867 shares, as of July 22, 2005. Class B Common Stock, $1 par value — 60,818,478 shares, as of July 22, 2005.

Exhibit Index – Page 22

INDEX

THE HERSHEY COMPANY
INDEX

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 3, 2005	July 4, 2004

Net Sales	$988,447	$893,688

Costs and Expenses:
Cost of sales	594,699	533,204
Selling, marketing and administrative	220,626	209,561

Total costs and expenses	815,325	742,765

Income before Interest and Income Taxes	173,122	150,923
Interest expense, net	20,625	15,488

Income before Income Taxes	152,497	135,435
Income tax provision (benefit)	55,136	(11,782)

Net Income	$97,361	$147,217

Earnings Per Share-Basic - Common Stock	$.41	$.58

Earnings Per Share-Basic - Class B Common Stock	$.37	$.53

Earnings Per Share-Diluted	$.39	$.56

Average Shares Outstanding-Basic - Common Stock	184,362	198,068

Average Shares Outstanding-Basic - Class B Common Stock	60,818	60,844

Average Shares Outstanding-Diluted	248,927	261,707

Cash Dividends Paid per Share:
Common Stock	$.2200	$.1975

Class B Common Stock	$.2000	$.1788

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 3, 2005	July 4, 2004

Net Sales	$2,114,861	$1,906,777

Costs and Expenses:
Cost of sales	1,289,830	1,158,836
Selling, marketing and administrative	446,036	413,694

Total costs and expenses	1,735,866	1,572,530

Income before Interest and Income Taxes	378,995	334,247
Interest expense, net	40,029	30,342

Income before Income Taxes	338,966	303,905
Provision for income taxes	123,384	49,541

Net Income	$215,582	$254,364

Earnings Per Share-Basic - Common Stock	$.90	$1.00

Earnings Per Share-Basic - Class B Common Stock	$.82	$.91

Earnings Per Share-Diluted	$.86	$.97

Average Shares Outstanding-Basic - Common Stock	185,047	198,482

Average Shares Outstanding-Basic - Class B Common Stock	60,824	60,844

Average Shares Outstanding-Diluted	249,625	261,871

Cash Dividends Paid per Share:
Common Stock	$.4400	$.3950

Class B Common Stock	$.4000	$.3575

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	July 3,	December 31,
ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$24,712	$54,837
Accounts receivable - trade	296,980	408,930
Inventories	834,586	557,180
Deferred income taxes	46,703	46,503
Prepaid expenses and other	130,803	114,991

Total current assets	1,333,784	1,182,441

Property, Plant and Equipment, at cost	3,443,491	3,369,202
Less-accumulated depreciation and amortization	(1,762,101)	(1,686,504)

Net property, plant and equipment	1,681,390	1,682,698

Goodwill	455,165	463,947
Other Intangibles	136,123	125,233
Other Assets	425,271	343,212

Total assets	$4,031,733	$3,797,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$173,636	$148,686
Accrued liabilities	404,047	472,096
Accrued income taxes	14,564	42,280
Short-term debt	682,164	343,277
Current portion of long-term debt	277,335	279,043

Total current liabilities	1,551,746	1,285,382
Long-term Debt	690,060	690,602
Other Long-term Liabilities	429,312	403,356
Deferred Income Taxes	332,650	328,889

Total liabilities	3,003,768	2,708,229

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2005 and 2004	--	--
Common Stock, shares issued:
299,083,266 in 2005 and 299,060,235 in 2004	299,083	299,060
Class B Common Stock, shares issued:
60,818,478 in 2005 and 60,841,509 in 2004	60,818	60,841
Additional paid-in capital	69,744	28,614
Unearned ESOP compensation	(4,790)	(6,387)
Retained earnings	3,579,382	3,469,169
Treasury-Common Stock shares at cost:
115,157,960 in 2005 and 113,313,827 in 2004	(2,968,593)	(2,762,304)
Accumulated other comprehensive (loss) income	(7,679)	309

Total stockholders' equity	1,027,965	1,089,302

Total liabilities and stockholders' equity	$4,031,733	$3,797,531

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 3, 2005	July 4, 2004
Cash Flows Provided from (Used by) Operating Activities
Net Income	$215,582	$254,364
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	97,961	93,980
Deferred income taxes	2,986	(75,122)
Changes in assets and liabilities:
Accounts receivable - trade	111,950	150,955
Inventories	(262,540)	(208,644)
Accounts payable	24,920	28,600
Other assets and liabilities	(155,070)	(98,583)

Net Cash Flows Provided from Operating Activities	35,789	145,550

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(94,603)	(106,437)
Capitalized software additions	(6,024)	(8,486)

Net Cash Flows (Used by) Investing Activities	(100,627)	(114,923)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	338,887	87,578
Repayment of long-term debt	(1,101)	(570)
Cash dividends paid	(105,369)	(99,857)
Exercise of stock options	69,929	55,501
Incentive plan transactions	(223,460)	(73,012)
Repurchase of Common Stock	(44,173)	(95,585)

Net Cash Flows Provided from (Used by) Financing Activities	34,713	(125,945)

Decrease in Cash and Cash Equivalents	(30,125)	(95,318)
Cash and Cash Equivalents, beginning of period	54,837	114,793

Cash and Cash Equivalents, end of period	$24,712	$19,475

Interest Paid	$39,286	$29,976

Income Taxes Paid	$120,573	$151,194

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Hershey Company, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended July 3, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, because of the seasonal effects of the Company’s business. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

2.         EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of July 3, 2005, the Company had two stock-based employee compensation plans, the Key Employee Incentive Plan (“Incentive Plan”) and the Broad Based Stock Option Plan, which are described in the Company’s 2004 Annual Report on Form 10-K. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units (“PSUs”) is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(in thousands of dollars except per share amounts)

Net Income, as reported	$ 97,361	$ 147,217	$ 215,582	$ 254,364

Deduct: Employee stock option expense	(4,828)	(3,583)	(9,191)	(6,827)
Add: Other stock-based employee compensation expense	784	547	2,383	731

Net Deduction: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(4,044)	(3,036)	(6,808)	(6,096)

Pro forma net income	$ 93,317	$ 144,181	$ 208,774	$ 248,268

INDEX

Earnings Per Share - Basic as reported: Common Stock	$ .41	$ .58	$ .90	$ 1.00

Class B Common Stock	$ .37	$ .53	$ .82	$ .91

Earnings Per Share - Basic pro forma:
Common Stock	$ .39	$ .57	$ .87	$ .98

Class B Common Stock	$ .35	$ .52	$ .79	$ .89

Earnings Per Share - Diluted as reported	$ .39	$ .56	$ .86	$ .97

Deduct: Employee stock option expense	(.02)	(.01)	(.04)	(.03)
Add: Other stock-based employee compensation expense	---	---	.02	.01

Net Deduction: Earnings per share impact of total stock-based employee compensation expense determined under fair value method	(.02)	(.01)	(.02)	(.02)

Earnings Per Share - Diluted pro forma	$ .37	$ .55	$ .84	$ .95

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

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first six months of 2005 and 2004, respectively: dividend yields of 1.7% and 2.0%; expected volatility of 25% and 26%; risk-free interest rates of 3.9% and 3.7%; and expected lives of 6.5 years and 6.5 years.

3.        INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Six Months Ended
	July 3, 2005	July 4, 2004
	(in thousands of dollars)

Interest expense	$ 40,839	$ 33,643
Interest income	(810)	(901)
Capitalized interest	---	(2,400)

Interest expense, net	$ 40,029	$ 30,342

The increase in net interest expense compared with the prior year primarily reflected higher short-term interest expense resulting from commercial paper borrowings to finance the purchase of Common Stock from the Hershey Trust Company, as Trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”) (described in Note 12. Share Repurchases) and two business acquisitions in 2004, in addition to lower capitalized interest.

INDEX

4.        EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
	(in thousands of dollars except per share amounts)

Net Income	$97,361	$147,217	$215,582	$254,364

Weighted-average shares — Basic:
Common Stock	184,362	198,068	185,047	198,482
Class B Common Stock	60,818	60,844	60,824	60,844

Total weighted-average shares — Basic	245,180	258,912	245,871	259,326

Effect of dilutive securities:
Employee stock options	3,555	2,651	3,548	2,410
Performance and restricted stock units	192	144	206	135

Weighted-average shares — Diluted	248,927	261,707	249,625	261,871

Earnings Per Share — Basic:
Common Stock	$.41	$.58	$.90	$1.00

Class B Common Stock	$.37	$.53	$.82	$.91

Earnings Per Share — Diluted	$.39	$.56	$.86	$.97

Employee stock options for 1,796,975 shares and 2,400 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended July 3, 2005 and July 4, 2004, respectively.

Employee stock options for 1,806,575 shares and 59,200 shares were anti-dilutive and were excluded from the earnings per share calculation for the six months ended July 3, 2005 and July 4, 2004, respectively.

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

Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income for the three-month and six-month periods ended July 3, 2005, respectively, were $6.7 million and $.1 million, respectively. Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income for the three-month and six-month periods ended July 4, 2004, were $4.8 million and $8.2 million, respectively. Net losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of after-tax gains of $3.6 million and $7.5 million for the three-month and six-month periods ended July 3, 2005, respectively, were associated with commodities futures contracts. Prior year reclassification adjustments for commodities futures contracts reflected after-tax losses of $3.4 million and $9.5 million for the three months and six months ended July 4, 2004, respectively. Losses on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness were approximately $1.4 million and $1.0 million before tax for the three-month and six-month periods ended July 3, 2005. Losses on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.8 million before tax for the three months ended July 4, 2004, offsetting a gain of $.8 million that was recognized in the first quarter of 2004. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were

INDEX

no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of July 3, 2005, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $11.7 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

6.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

	For the Three Months Ended July 3, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$97,361

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,241	$--	2,241
Cash flow hedges:
Losses on cash flow hedging
derivatives	(10,715)	3,979	(6,736)
Reclassification adjustments	(5,649)	2,045	(3,604)

Total other comprehensive loss	$(14,123)	$6,024	(8,099)

Comprehensive income			$89,262

	For the Three Months Ended July 4, 2004
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$147,217

Other comprehensive income (loss):
Foreign currency translation adjustments	$(5,409)	$--	(5,409)
Cash flow hedges:
Losses on cash flow hedging
derivatives	(7,612)	2,778	(4,834)
Reclassification adjustments	(5,365)	1,954	(3,411)

Total other comprehensive loss	$(18,386)	$4,732	(13,654)

Comprehensive income			$133,563

INDEX

	For the Six Months Ended July 3, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$215,582

Other comprehensive income (loss):
Foreign currency translation adjustments	$(387)	$--	(387)
Cash flow hedges:
Losses on cash flow hedging
derivatives	(183)	124	(59)
Reclassification adjustments	(11,858)	4,317	(7,541)

Total other comprehensive loss	$(12,428)	$4,441	(7,987)

Comprehensive income			$207,595

	For the Six Months Ended July 4, 2004
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$254,364

Other comprehensive income (loss):
Foreign currency translation adjustments	$(8,240)	$--	(8,240)
Cash flow hedges:
Losses on cash flow hedging
derivatives	(13,183)	4,935	(8,248)
Reclassification adjustments	(14,945)	5,447	(9,498)

Total other comprehensive loss	$(36,368)	$10,382	(25,986)

Comprehensive income			$228,378

The components of accumulated other comprehensive (loss) income as shown on the Consolidated Balance Sheets are as follows:

	July 3, 2005	December 31, 2004
	(in thousands of dollars)

Foreign currency translation adjustments	$(17,296)	$(16,908)
Minimum pension liability adjustments	(1,129)	(1,129)
Cash flow hedges	10,746	18,346

Total accumulated other comprehensive
(loss) income	$(7,679)	$309

INDEX

7.        INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	July 3, 2005	December 31, 2004
	(in thousands of dollars)

Raw materials	$262,008	$166,813
Goods in process	104,203	70,440
Finished goods	539,061	384,094

Inventories at FIFO	905,272	621,347
Adjustment to LIFO	(70,686)	(64,167)

Total inventories	$834,586	$557,180

The increase in raw material inventories as of July 3, 2005, reflected the timing of deliveries to support manufacturing requirements and higher costs in 2005. Deliveries of cocoa beans were accelerated to reduce the risk of supply disruption from renewed political unrest in the Ivory Coast, the world’s largest producer. Finished goods inventories were higher as of July 3, 2005 reflecting an increase in the mix of certain higher valued new products, along with earlier inventory builds related to the introduction of new products and limited edition items.

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

9.        LONG-TERM DEBT

Obligations associated with the consolidation of lease arrangements of $76.8 million mature in 2005. In August 1997, the Company filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027. As of July 3, 2005, $250 million of debt securities remained available for issuance under the August 1997 Registration Statement. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

In August 2005, the Company’s Board of Directors approved the issuance of $250 million of Notes due 2015 under the Form S-3 Registration Statement which was declared effective in August 1997. Also in August 2005, the Company’s Board of Directors approved the filing of another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $750 million of additional debt securities. Proceeds from debt issuance and any offering of the $750 million of debt securities available under the shelf registration may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions, the repurchase of Common Stock and working capital requirements.

10.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 3, 2005 and December 31, 2004, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $967.4 million as of July 3, 2005, compared with a fair value of $1,095.6 million, an increase of $128.2 million over the carrying value, based on quoted market prices for the same or similar debt issues.

As of July 3, 2005, the Company had foreign exchange forward contracts and options maturing primarily in 2005 and 2006 to purchase $97.5 million in foreign currency, primarily Australian dollars, British sterling, Canadian dollars, euros, and

INDEX

Japanese yen, and to sell $11.8 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of July 3, 2005, the fair value of foreign exchange forward contracts and options was a liability of $1.4 million. As of December 31, 2004, the fair value of foreign exchange forward contracts and options was an asset of $4.4 million. The Company does not hold or issue financial instruments for trading purposes.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $.5 million and $1.7 million as of July 3, 2005 and December 31, 2004, respectively. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

11.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
		(in thousands of dollars)

Service cost	$11,738	$10,416	$1,222	$971
Interest cost	14,122	13,176	4,542	4,756
Expected return on plan assets	(21,969)	(19,076)	--	--
Amortization of prior service cost	1,057	1,053	(360)	(387)
Amortization of unrecognized
transition balance	70	28	--	--
Recognized net actuarial loss	2,862	2,555	402	1,206
Administrative expenses	154	107	--	--

Net periodic benefits cost	$8,034	$8,259	$5,806	$6,546

Employer contributions of $50.4 million and $5.2 million were made during the second quarter of 2005 to the Company’s pension plans and other benefits plans, respectively. In the second quarter of 2004, the Company contributed $.5 million and $4.9 million to the Company’s pension and other benefits plans, respectively. The contributions during the second quarter of 2005 and 2004 also included benefit payments from the Company’s non-qualified pension plans and post-retirement benefit plans.

	Pension Benefits		Other Benefits
	For the Six Months Ended		For the Six Months Ended
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
		(in thousands of dollars)

Service cost	$24,466	$21,730	$2,415	$1,962
Interest cost	27,925	26,449	9,036	9,535
Expected return on plan assets	(43,171)	(38,243)	--	--
Amortization of prior service cost	2,156	2,076	(731)	(790)
Amortization of unrecognized
transition balance	148	58	--	--
Recognized net actuarial loss	5,370	4,998	1,310	2,430
Administrative expenses	404	260	--	--

Net periodic benefits cost	$17,298	$17,328	$12,030	$13,137

Employer contributions of $96.4 million and $10.7 million were made during the first six months of 2005 to the Company’s pension plans and other benefits plans, respectively. In the first six months of 2004, the Company contributed $1.4 million and $11.0 million to the Company’s pension and other benefits plans, respectively. The

INDEX

contributions in 2005 and 2004 also included benefit payments from the Company’s non-qualified pension plans and post-retirement benefit plans. For 2005, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. However, the Company may make additional contributions in 2005 to improve the funded status. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

12.      SHARE REPURCHASES

During the first six months of 2005, the Company repurchased 3,653,703 shares of Common Stock for $223.5 million for incentive plan transactions to replenish Treasury Stock reissued for stock options exercises, other incentive plan transactions and benefit plans. These shares were purchased following the exercise of an unusually high number of stock options exercised in the latter part of 2004 and the first quarter of 2005 as a result of an increase in the price of the Common Stock and the impending expiration of certain stock options. No shares were purchased during the second quarter of 2005. Cash receipts from employees of $69.9 million associated with stock options exercises for 2,526,470 shares offset the payments for shares repurchased. Over time, the Company’s policy is to repurchase all such exercised shares.

On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares and fees of $1.4 million associated with the transaction, financed principally by additional commercial paper borrowings.

In December 2002, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock. Under this program, a total of 13,197,800 shares of Common Stock were purchased through July 3, 2005 for $489.2 million. As of July 3, 2005, a total of 115,157,960 shares were held as Treasury Stock and $10.8 million remained available for repurchases of Common Stock under the repurchase program.

In April 2005, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market or through privately negotiated transactions. Acquired shares of the Common Stock will be held as Treasury Stock.

13.      PENDING ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, will be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost will be recognized for equity instruments that do not vest. SFAS No. 123R will apply to awards granted, modified or settled in cash on or after its effective date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods.The impact on earnings per share of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $.06 to $.08 per share-diluted, assuming option grants under the Incentive Plan continue at the same level as in 2004.

SFAS No. 123R was to have been effective for periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule which allows companies to implement SFAS No. 123R at the beginning of their next fiscal year. Accordingly, the Company expects to adopt SFAS No. 123R effective January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement

INDEX

activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred —generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN No. 47 is effective no later than December 31, 2005. The Company is in the process of evaluating the impact, if any, of the implementation of FIN No. 47.

14.      SUBSEQUENT EVENTS

In July 2005, the Company announced that in connection with its program to advance its value-enhancing strategy it will record a pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted. Of the total pre-tax charge, approximately $80 million will be incurred in connection with a voluntary workforce reduction program, approximately $41 million will be incurred in connection with facility rationalization, including closure of the Las Piedras (Puerto Rico) plant, and approximately $24 million will be incurred in connection with streamlining and restructuring the Company’s international operations, including the Canadian voluntary workforce reduction program. The Company projects that approximately $85 million to $95 million of the total pre-tax charge will involve future cash expenditures. It is expected that approximately 80 percent of the total charge will be recorded during the remainder of 2005 (primarily in the third quarter), and the final 20 percent will be recorded in the first half of 2006.

Also in July, the Company announced that it had entered into an agreement to acquire Scharffen Berger Chocolate Maker, Inc., one of the fastest-growing premium dark chocolate companies in the United States. Based in Berkeley, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the country. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco. The acquisition is expected to be completed during the third quarter of 2005 and is subject to the customary closing conditions.

INDEX

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Second Quarter 2005 vs. Second Quarter 2004

Net sales for the second quarter of 2005 increased $94.8 million, or 11%, from 2004.  The Mauna Loa and Grupo Lorena acquisitions contributed incremental sales of $26.6 million, or approximately 3% of the increase from 2004. Approximately half of the organic sales growth of 8% resulted from unit volume growth, primarily reflecting the introduction of new products and limited edition items, and improved performance by the Company’s international businesses, particularly in Canada, Mexico and Brazil. The remainder of the sales increase resulted primarily from improved price realization as a result of selling price increases and a more efficient rate of promotional spending, as well as the impact of favorable foreign currency exchange rates for the Company’s international businesses.

Cost of sales for the quarter increased $61.5 million, or 12%, from 2004 to 2005.  The cost increase was primarily caused by the higher sales volume, higher raw material costs, principally associated with increased prices for cocoa and dairy products, and increased labor, overhead and shipping costs. Gross margin decreased from 40.3% in 2004 to 39.8% in 2005.  The margin decrease primarily reflected a less favorable product mix, primarily associated with the lower margin Mauna Loa and Grupo Lorena businesses, sales of certain new products which currently have lower margins, and the impact of lower sales of loose bar products, offset by higher sales of take-home packaged candy items. Sales of higher-margin loose bar products were reduced somewhat by the buy-in during the first quarter prior to the effective date of selling price increases. Higher raw material, labor and overhead costs also contributed to the lower gross margin. The margin decline was offset somewhat by improved price realization, primarily from selling price increases, as well as reduced promotional spending as a percentage of sales.

Selling, marketing and administrative expenses for the second quarter of 2005 increased 5.3% from the comparable period in 2004, primarily reflecting increased performance-based employee compensation costs, incremental expenses related to the business acquisitions and higher consumer promotion expense. These increased expenses were slightly offset by decreased advertising expense. Selling, marketing and administrative expenses as a percentage of sales, declined from 23.4% in 2004 to 22.3% in 2005.

Net interest expense in the second quarter of 2005 was $5.1 million higher than the comparable period of 2004, primarily reflecting higher short-term interest expense and decreased capitalized interest. The increase in short-term interest expense was primarily associated with commercial paper borrowings for repurchases of Common Stock and the 2004 business acquisitions.

The effective income tax rate for the second quarter of 2005 was 36.2% reflecting the best estimate of the expected effective income tax rate for the full year. The effective income tax rates for the second quarters of 2005 and 2004 are not comparable because the Company’s provision for income taxes was benefited by a $61.1 million adjustment to income tax contingency reserves recorded in 2004.  The non-cash reduction of income tax expense in the second quarter of 2004 resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of $61.1 million in income tax expense. The income tax contingency reserve adjustments related primarily to the deductibility and timing of certain expenses, interest on potential assessments and acquisition and divestiture matters. The effective income tax rate for the second quarter of 2004, excluding the impact of the adjustment, was 36.4%.

Net income for the second quarter decreased $49.9 million, or 34%, from 2004 to 2005, and net income per share-diluted decreased $.17, or 29%. Net income for the second quarter of 2004 was favorably impacted by the $61.1 million or $.23 per share-diluted adjustment to the Federal and state income tax contingency reserves.

Results of Operations — First Six Months 2005 vs. First Six Months 2004

Net sales for the first six months of 2005 increased $208.1 million, or 11%, from 2004.  The Mauna Loa and Grupo Lorena acquisitions contributed incremental sales of $55.6 million, or approximately 3% of the increase from 2004. Approximately two-thirds of the organic sales growth of 8% resulted from unit volume growth, primarily reflecting the introduction of new products and limited edition items, and improved performance by the Company’s international businesses, particularly in Canada and Mexico. The remainder of the sales increase resulted from a more efficient rate of promotional spending, selling price increases and lower returns, discounts and allowances as a percentage of sales.

INDEX

Cost of sales for the first six months increased $131.0 million, or 11%, from 2004 to 2005.  The cost increase was primarily caused by the higher sales volume and higher raw material costs, principally associated with increased prices for cocoa, dairy and almonds in addition to higher labor, overhead and shipping costs. Gross margin decreased slightly from 39.2% in 2004 to 39.0% in 2005.  The margin decline resulted primarily from a less favorable product mix, primarily associated with the lower margin Mauna Loa and Grupo Lorena businesses, sales of certain new products which currently have lower margins, and higher raw material, labor and overhead costs, substantially offset by improved price realization, primarily from selling price increases, reduced promotional spending as a percentage of sales and a lower rate of returns, discounts and allowances. Improved profitability for the Company’s international businesses also helped to offset the margin decline.

Selling, marketing and administrative expenses for the first six months increased 8% from the comparable period in 2004, primarily reflecting increased performance-based employee compensation costs, incremental expenses related to the business acquisitions and higher consumer promotions and marketing research expenses. Selling, marketing and administrative expenses as a percentage of sales declined from 21.7% in 2004 to 21.1% in 2005.

Net interest expense in the first six months was $9.7 million higher than the comparable period of 2004, primarily reflecting higher short-term interest expense and decreased capitalized interest. The increase in short-term interest expense was primarily associated with commercial paper borrowings for repurchases of Common Stock and the 2004 business acquisitions.

The effective income tax rate for the first six months of 2005 was 36.4%, compared with 16.3% in 2004. The lower effective income tax rate for the first six months of 2004 resulted from a $61.1 million reduction to the provision for income taxes related to the adjustment to income tax contingency reserves recorded in the second quarter of 2004. The effective income tax rate for the first six months of 2004, excluding the impact of the income tax contingency reserve adjustment, was 36.4%.

Net income for the six months decreased $38.8 million, or 15%, from 2004 to 2005, and net income per share-diluted decreased $.11, or 11%. Net income for the first six months of 2004 was favorably impacted by the $61.1 million adjustment to the Federal and state tax contingency reserves. The income tax adjustment was offset by increased income from operations and the impact of lower weighted-average shares outstanding resulting from share repurchases.

The trends of key marketplace metrics, such as retail takeaway and market share, continue to show positive results. During the first six months of 2005, the Company achieved gains in retail takeaway and market share and strengthened its confectionery category leadership position. In channels of distribution accounting for approximately 80% of the Company’s retail business, consumer takeaway increased by 6% for the most recent eight-week period, and increased 4% for the year-to-date. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc. and convenience stores. Market share in measured channels for the most recent eight-week period increased 0.7 share points and, for the year-to-date, increased 0.8 share points. Measured channels include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales to Wal-Mart Stores, Inc.

Liquidity and Capital Resources

Historically, the Company’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first six months of 2005, the Company’s cash and cash equivalents decreased by $30.1 million. Cash provided from operations, short-term borrowings, cash received from stock options exercises and cash on hand at the beginning of the period was sufficient to fund incentive plan transactions reflecting the repurchase of Common Stock issued for stock options exercises and benefits plans of $223.5 million, dividend payments of $105.4 million, the repurchase of the Company’s Common Stock for $44.2 million under the 2002 stock repurchase program, and capital expenditures and capitalized software expenditures of $100.6 million. Cash used by changes in other assets and liabilities was $155.1 million for the first six months of 2005 compared with $98.6 million for the same period of 2004. The increase in the use of cash from the prior year primarily reflected contributions to the Company’s pension plans in 2005 of $96.4 million compared with $1.4 million in the first six months of 2004, partially offset by a reduction in the use of cash from commodity transactions.

Income taxes paid of $120.6 million during the first six months of 2005 decreased from $151.2 million for the comparable period of 2004. The payment of estimated income taxes in 2005 was reduced significantly as a result of deductions for pension plan contributions.

The ratio of current assets to current liabilities was 0.9:1 as of July 3, 2005 and December 31, 2004. The Company’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was

INDEX

62% as of July 3, 2005 and 55% as of December 31, 2004. The higher capitalization ratio in 2005 primarily reflected the impact of additional short-term borrowings.

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

Subsequent Events

In July 2005, the Company announced that in connection with its program to advance its value-enhancing strategy it will record a pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted. Of the total pre-tax charge, approximately $80 million will be incurred in connection with a voluntary workforce reduction program, approximately $41 million will be incurred in connection with facility rationalization, including the closure of the Las Piedras (Puerto Rico) plant, and approximately $24 million will be incurred in connection with streamlining and restructuring the Company’s international operations, including the Canadian voluntary workforce reduction program. The Company projects that approximately $85 million to $95 million of the total pre-tax charge will involve future cash expenditures. It is expected that approximately 80 percent of the total charge will be recorded during the remainder of 2005 (primarily in the third quarter), and the final 20 percent will be recorded in the first half of 2006.

The Company projects that the program will be fully completed by December 31, 2006. The program is expected to generate ongoing annual savings of approximately $45 million to $50 million when fully implemented. The savings will be reinvested in activities which will further the growth of the business in the total domestic snack market, including both confectionery and snack products, and in selected global markets, improve cash flows and enhance shareholder returns.

Also in July, the Company announced that it had entered into an agreement to acquire Scharffen Berger Chocolate Maker, Inc., one of the fastest-growing premium dark chocolate companies in the United States. Based in Berkeley, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the country. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco. The acquisition is expected to be completed during the third quarter of 2005 and is subject to the customary closing conditions.

In August 2005, the Company’s Board of Directors approved the issuance of $250 million of Notes due 2015 under the Form S-3 Registration Statement which was declared effective in August 1997. Also in August 2005, the Company’s Board of Directors approved the filing of another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $750 million of additional debt securities. Proceeds from debt issuance and any offering of the $750 million of debt securities available under the shelf registration may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding future business acquisitions and working capital requirements.

Safe Harbor Statement

The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: the Company’s ability to implement and generate expected ongoing annual savings from the program to advance its value enhancing strategy; changes in the Company’s business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; and the Company’s ability to implement improvements to and reduce costs associated with the Company’s supply chain.

INDEX

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.6 million as of December 31, 2004 and $.2 million as of July 3, 2005. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $6.3 million as of December 31, 2004, to $3.9 million as of July 3, 2005. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

There were no purchases of equity securities during the three-month period ended July 3, 2005. The approximate dollar value of shares that may yet be purchased under the share repurchase program authorized by the Company’s Board of Directors in December 2002 was $10.8 million as of July 3, 2005. In addition, in April 2005, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market, or through privately negotiated transactions. Acquired shares of the Common Stock will be held as Treasury Stock.

Item 6 — Exhibits

The following items are attached and incorporated herein by reference:

(12)	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 3, 2005 and July 4, 2004.

(31.1)	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

The following item is furnished with this report:

(32)	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:  August 9, 2005

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