Form 10-Q
period 2005-10-02
HERSHEY CO
filed 2005-11-09
CIK 47111

INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 2, 2005

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

Yes  [ X ]      No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [  ]      No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value — 180,640,403 shares, as of October 21, 2005. Class B Common Stock, $1 par value — 60,818,478 shares, as of October 21, 2005.

INDEX

THE HERSHEY COMPANY
INDEX

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	October 2, 2005	October 3, 2004

Net Sales	$1,368,240	$1,254,508

Costs and Expenses:
Cost of sales	849,486	756,408
Selling, marketing and administrative	220,252	216,696
Business realignment charge	84,843	---

Total costs and expenses	1,154,581	973,104

Income before Interest and Income Taxes	213,659	281,404
Interest expense, net	23,701	18,252

Income before Income Taxes	189,958	263,152
Provision for income taxes	70,483	96,923

Net Income	$119,475	$166,229

Earnings Per Share-Basic - Common Stock	$.50	$.68

Earnings Per Share-Basic - Class B Common Stock	$.45	$.62

Earnings Per Share-Diluted	$.48	$.66

Average Shares Outstanding-Basic - Common Stock	183,853	188,726

Average Shares Outstanding-Basic - Class B Common Stock	60,818	60,843

Average Shares Outstanding-Diluted	248,117	252,683

Cash Dividends Paid per Share:
Common Stock	$.245	$.220

Class B Common Stock	$.220	$.200

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	October 2, 2005	October 3, 2004

Net Sales	$3,483,101	$3,161,285

Costs and Expenses:
Cost of sales	2,139,316	1,915,244
Selling, marketing and administrative	666,288	630,390
Business realignment charge	84,843	---

Total costs and expenses	2,890,447	2,545,634

Income before Interest and Income Taxes	592,654	615,651
Interest expense, net	63,730	48,594

Income before Income Taxes	528,924	567,057
Provision for income taxes	193,867	146,464

Net Income	$335,057	$420,593

Earnings Per Share-Basic - Common Stock	$1.39	$1.68

Earnings Per Share-Basic - Class B Common Stock	$1.27	$1.53

Earnings Per Share-Diluted	$1.34	$1.62

Average Shares Outstanding-Basic - Common Stock	184,648	195,288

Average Shares Outstanding-Basic - Class B Common Stock	60,822	60,844

Average Shares Outstanding-Diluted	249,122	258,866

Cash Dividends Paid per Share:
Common Stock	$.6850	$.6150

Class B Common Stock	$.6200	$.5575

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	October 2,	December 31,
ASSETS	2005	2004

Current Assets:
Cash and cash equivalents	$37,898	$54,837
Accounts receivable - trade	642,701	408,930
Inventories	752,340	557,180
Deferred income taxes	42,728	46,503
Prepaid expenses and other	130,536	114,991

Total current assets	1,606,203	1,182,441

Property, Plant and Equipment, at cost	3,461,474	3,369,202
Less-accumulated depreciation and amortization	(1,781,786)	(1,686,504)

Net property, plant and equipment	1,679,688	1,682,698

Goodwill	496,392	463,947
Other Intangibles	143,213	125,233
Other Assets	584,947	343,212

Total assets	$4,510,443	$3,797,531

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$203,151	$148,686
Accrued liabilities	494,901	472,096
Accrued income taxes	206	42,280
Short-term debt	834,954	343,277
Current portion of long-term debt	217,567	279,043

Total current liabilities	1,750,779	1,285,382
Long-term Debt	943,104	690,602
Other Long-term Liabilities	451,192	403,356
Deferred Income Taxes	409,435	328,889

Total liabilities	3,554,510	2,708,229

Stockholders' Equity:
Preferred Stock, shares issued:
none in 2005 and 2004	--	--
Common Stock, shares issued:
299,083,266 in 2005 and 299,060,235 in 2004	299,083	299,060
Class B Common Stock, shares issued:
60,818,478 in 2005 and 60,841,509 in 2004	60,818	60,841
Additional paid-in capital	73,108	28,614
Unearned ESOP compensation	(3,992)	(6,387)
Retained earnings	3,640,505	3,469,169
Treasury-Common Stock shares at cost:
117,605,909 in 2005 and 113,313,827 in 2004	(3,119,943)	(2,762,304)
Accumulated other comprehensive income	6,354	309

Total stockholders' equity	955,933	1,089,302

Total liabilities and stockholders' equity	$4,510,443	$3,797,531

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
Cash Flows Provided from (Used by) Operating Activities
Net Income	$335,057	$420,593
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	163,166	141,115
Deferred income taxes	83,376	(58,749)
Business realignment initiatives, net of tax of $35,558	65,806	---
Changes in assets and liabilities:
Accounts receivable - trade	(232,624)	(76,585)
Inventories	(185,192)	(139,190)
Accounts payable	51,814	22,668
Other assets and liabilities	(268,394)	53,565

Net Cash Flows Provided from Operating Activities	13,009	363,417

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(140,080)	(144,794)
Capitalized software additions	(8,677)	(10,886)
Business acquisitions	(47,074)	---

Net Cash Flows (Used by) Investing Activities	(195,831)	(155,680)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	491,477	550,046
Long-term borrowings	248,318	---
Repayment of long-term debt	(60,675)	(604)
Cash dividends paid	(163,721)	(152,770)
Exercise of stock options	76,913	67,096
Incentive plan transactions	(284,513)	(81,933)
Repurchase of Common Stock	(141,916)	(616,976)

Net Cash Flows Provided from (Used by) Financing Activities	165,883	(235,141)

Decrease in Cash and Cash Equivalents	(16,939)	(27,404)
Cash and Cash Equivalents, beginning of period	54,837	114,793

Cash and Cash Equivalents, end of period	$37,898	$87,389

Interest Paid	$70,611	$61,820

Income Taxes Paid	$127,964	$181,748

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Hershey Company, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the “Company”) after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended October 2, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, because of the seasonal effects of the Company’s business. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

2.     EMPLOYEE STOCK OPTIONS AND OTHER STOCK-BASED EMPLOYEE COMPENSATION PLANS

As of October 2, 2005, the Company had two stock-based employee compensation plans, the Key Employee Incentive Plan (“Incentive Plan”) and the Broad Based Stock Option Plan, which are described in the Company’s 2004 Annual Report on Form 10-K. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. No stock-based employee compensation expense is reflected in net income for employee stock options since all stock options are granted at an exercise price equal to the market value of the underlying common stock on the date of grant. Compensation expense for performance stock units (“PSUs”) is recognized ratably over a period of up to seventy-two months based on the quarter-end market values of the stock. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), to stock-based employee compensation.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(in thousands of dollars except per share amounts)

Net Income, as reported	$ 119,475	$ 166,229	$ 335,057	$ 420,593

Deduct: Employee stock option expense	(4,848)	(4,114)	(14,039)	(10,935)
Add/(deduct): Other stock-based employee compensation expense	(502)	402	1,881	1,132

Net Deduction: Total stock-based employee compensation expense determined under fair value method, net of related tax effects	(5,350)	(3,712)	(12,158)	(9,803)

Pro forma net income	$ 114,125	$ 162,517	$ 322,899	$ 410,790

Earnings Per Share - Basic as reported: Common Stock	$ .50	$ .68	$ 1.39	$ 1.68

Class B Common Stock	$ .45	$ .62	$ 1.27	$ 1.53

INDEX

Earnings Per Share - Basic pro forma:
Common Stock	$ .47	$ .67	$ 1.34	$ 1.64

Class B Common Stock	$ .43	$ .61	$ 1.22	$ 1.49

Earnings Per Share - Diluted as reported	$ .48	$ .66	$ 1.34	$ 1.62

Deduct: Employee stock option expense	(.02)	(.02)	(.06)	(.04)
Add: Other stock-based employee compensation expense	---	---	.02	.01

Net Deduction: Earnings per share impact of total stock-based employee compensation expense determined under fair value method	(.02)	(.02)	(.04)	(.03)

Earnings Per Share - Diluted pro forma	$ .46	$ .64	$ 1.30	$ 1.59

The pro forma net income and earnings per share-diluted pro forma increase from other stock-based employee compensation expense represent the impact of certain PSUs granted in 2003 which require the final award to be paid in shares of the Company’s Common Stock. The expense for these PSUs under the fair value provisions of SFAS No. 123 would have been based on grant date fair value. However, actual expense is adjusted for changes in the price of the Company’s Common Stock based on the guidance in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. As a result, actual expense during the first nine months of 2005 and 2004 and the third quarter of 2004 was higher than the pro forma expense calculated under the fair value provisions of SFAS No. 123 due to the increase in the price of the Company’s Common Stock since the grant date. Actual expense during the third quarter of 2005 was lower than the pro forma expense calculated under the fair value provisions of SFAS No. 123 due to the decrease in the price of the Company’s Common Stock during the quarter.

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first nine months of 2005 and 2004, respectively: dividend yields of 1.7% and 2.0%; expected volatility of 25% and 26%; risk-free interest rates of 3.9% and 3.7%; and expected lives of 6.5 years and 6.5 years.

3.     ACQUISITIONS

In August 2005, the Company announced that it had acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker. Joseph Schmidt is known for its artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. These products are sold in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California.

Also, in August 2005, the Company completed the previously announced acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the country. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million, with the final amount subject to upward adjustment not to exceed $61.1 million to be determined based upon actual sales growth through 2007. Together, these companies have combined annual sales of approximately $25 million.

Results subsequent to the dates of acquisition were included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

4.    BUSINESS REALIGNMENT INITIATIVES

During the third quarter of 2005, the Company recorded charges totaling $101.4 million associated with its previously announced business realignment program intended to advance its value enhancing strategy. The charges of $101.4 million consisted of an $84.8 million business realignment charge and $16.6 million recorded in cost of sales. The

INDEX

business realignment charge included $62.6 million related to the U.S. voluntary workforce reduction program (VWRP), $10.0 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant and $12.2 million related to streamlining the Company’s international operations, primarily associated with costs for the Canadian VWRP. The third quarter charge for facility rationalization included a $4.7 million liability for involuntary termination benefits for Las Piedras plant employees and an additional charge for involuntary termination benefits of $1.9 million is expected to be recorded in the fourth quarter. The $16.6 million recorded in cost of sales resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility.

The components of the $84.8 million business realignment charge were liabilities of $43.8 million primarily for voluntary and involuntary termination benefits, $33.7 million of pension and other special termination benefits and curtailment charges which are detailed in Note 13, Pension and Other Post-Retirement Benefit Plans, $4.9 million primarily for incentive compensation and $2.4 million for the write-off of certain trademarks. Cash payments related to these liabilities were not significant.

5.     INTEREST EXPENSE

        Interest expense, net consisted of the following:

	For the Nine Months Ended
	October 2, 2005	October 3, 2004
	(in thousands of dollars)

Interest expense	$ 64,883	$ 52,326
Interest income	(1,153)	(1,135)
Capitalized interest	---	(2,597)

Interest expense, net	$ 63,730	$ 48,594

The increase in net interest expense compared with the prior year primarily reflected higher short-term interest expense resulting from commercial paper borrowings to fund seasonal working capital requirements, repurchases of Common Stock and contributions to the Company’s pension plans.

6.     EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
	(in thousands except per share amounts)

Net Income	$119,475	$166,229	$335,057	$420,593

Weighted-average shares — Basic:
Common Stock	183,853	188,726	184,648	195,288
Class B Common Stock	60,818	60,843	60,822	60,844

Total weighted-average shares — Basic	244,671	249,569	245,470	256,132

Effect of dilutive securities:
Employee stock options	3,210	2,938	3,435	2,586
Performance and restricted stock units	236	176	217	148

Weighted-average shares — Diluted	248,117	252,683	249,122	258,866

Earnings Per Share — Basic:
Common Stock	$.50	$.68	$1.39	$1.68

Class B Common Stock	$.45	$.62	$1.27	$1.53

Earnings Per Share — Diluted	$.48	$.66	$1.34	$1.62

INDEX

Employee stock options for 1,915,530 shares and 18,375 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended October 2, 2005 and October 3, 2004, respectively.

Employee stock options for 1,915,530 shares and 59,200 shares were anti-dilutive and were excluded from the earnings per share calculation for the nine months ended October 2, 2005 and October 3, 2004, respectively.

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

Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income for the three-month and nine-month periods ended October 2, 2005, were $1.0 million and $.9 million, respectively. Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income for the three-month and nine-month periods ended October 3, 2004, were $21.4 million and $13.1 million, respectively. Net gains on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of after-tax gains of $5.9 million and $13.5 million for the three-month and nine-month periods ended October 2, 2005, respectively, were associated with commodities futures contracts. Prior year reclassification adjustments for commodities futures contracts reflected after-tax losses of $9.4 million and $18.9 million for the three months and nine months ended October 3, 2004, respectively. Losses on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness were approximately $1.2 million and $2.2 million before tax for the three-month and nine-month periods ended October 2, 2005. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.8 million before tax for both the three months and nine months ended October 3, 2004. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of October 2, 2005, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $3.2 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

8.    COMPREHENSIVE INCOME

        A summary of the components of comprehensive income is as follows:

	For the Three Months Ended October 2, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$119,475

Other comprehensive income (loss):
Foreign currency translation adjustments	$18,985	$--	18,985
Cash flow hedges:
Gains on cash flow hedging
derivatives	1,504	(547)	957
Reclassification adjustments	(9,288)	3,379	(5,909)

Total other comprehensive income	$11,201	$2,832	14,033

Comprehensive income			$133,508

INDEX

	For the Three Months Ended October 3, 2004
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$166,229

Other comprehensive income (loss):
Foreign currency translation adjustments	$13,663	$--	13,663
Cash flow hedges:
Gains on cash flow hedging
derivatives	33,644	(12,254)	21,390
Reclassification adjustments	(14,830)	5,397	(9,433)

Total other comprehensive income	$32,477	$(6,857)	25,620

Comprehensive income			$191,849

	For the Nine Months Ended October 2, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$335,057

Other comprehensive income (loss):
Foreign currency translation adjustments	$18,597	$--	18,597
Cash flow hedges:
Gains on cash flow hedging
derivatives	1,321	(423)	898
Reclassification adjustments	(21,150)	7,700	(13,450)

Total other comprehensive income	$(1,232)	$7,277	6,045

Comprehensive income			$341,102

	For the Nine Months Ended October 3, 2004
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$420,593

Other comprehensive income (loss):
Foreign currency translation adjustments	$5,423	$--	5,423
Cash flow hedges:
Gains on cash flow hedging
derivatives	20,462	(7,320)	13,142
Reclassification adjustments	(29,775)	10,844	(18,931)

Total other comprehensive loss	$(3,890)	$3,524	(366)

Comprehensive income			$420,227

INDEX

The components of accumulated other comprehensive (loss) income as shown on the Consolidated Balance Sheets are as follows:

	October 2, 2005	December 31, 2004
	(in thousands of dollars)

Foreign currency translation adjustments	$1,689	$(16,908)
Minimum pension liability adjustments	(1,129)	(1,129)
Cash flow hedges	5,794	18,346

Total accumulated other comprehensive
income	$6,354	$309

9.     INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	October 2, 2005	December 31, 2004
	(in thousands of dollars)

Raw materials	$230,894	$166,813
Goods in process	97,068	70,440
Finished goods	495,064	384,094

Inventories at FIFO	823,026	621,347
Adjustment to LIFO	(70,686)	(64,167)

Total inventories	$752,340	$557,180

The increase in raw material inventories as of October 2, 2005, reflected the timing of deliveries to support manufacturing requirements and higher costs in 2005. Deliveries of cocoa beans were accelerated somewhat resulting in higher inventory levels in addition to increases associated with dairy products and business acquisitions. Finished goods inventories were higher as of October 2005 reflecting an increase in the mix of certain higher-value new products, along with earlier inventory builds related to the introduction of new products and limited edition items and the impact of business acquisitions.

10.    SHORT-TERM DEBT

In November 2004, the Company entered into a five-year credit agreement with banks, financial institutions and other institutional lenders. The credit agreement established an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the lenders.

Generally, the Company’s short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In September 2005, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $300 million. The agreement will expire on December 30, 2005. Funds may be used for general corporate purposes. The new short-term credit facility was entered into because the Company expects borrowings to exceed $900 million for up to three months beginning in early October 2005 due to the pending retirement of $200 million of 10-year notes in October 2005, refinancing of certain consolidated lease arrangements, recent contributions to the Company’s pension plans, stock repurchases and seasonal working capital needs.

11.    LONG-TERM DEBT

In July 2005, the Company exercised its option to purchase a facility subject to a consolidated lease arrangement and refinanced the related obligation of $59.3 million. An obligation associated with the consolidation of another lease arrangement of $17.5 million matures in October 2005. In August 1997, the Company filed a Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $500 million of additional debt securities and issued $250 million of 7.2% Debentures due 2027.

INDEX

In August 2005, the Company issued $250 million of 4.85% Notes due 2015 under the Form S-3 Registration Statement which was declared effective in August 1997. In September 2005, the Company filed another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $750 million of additional debt securities. Proceeds from the debt issuance and any offering of the $750 million of debt securities available under the shelf registration may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements.

12.    FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 2, 2005 and December 31, 2004, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $1,160.7 million as of October 2, 2005, compared with a fair value of $1,276.7 million, an increase of $116.0 million over the carrying value, based on quoted market prices for the same or similar debt issues.

As of October 2, 2005, the Company had foreign exchange forward contracts and options maturing primarily in 2005 and 2006 to purchase $67.2 million in foreign currency, primarily Australian dollars, British sterling and Canadian dollars, and to sell $7.6 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of October 2, 2005, the fair value of foreign exchange forward contracts and options was a liability of $1.4 million. As of December 31, 2004, the fair value of foreign exchange forward contracts and options was an asset of $4.4 million. The Company does not hold or issue financial instruments for trading purposes.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable interest rate payments related to certain lease arrangements from a variable to a fixed rate of 6.1%. Any interest rate differential on interest rate swap agreements is recognized as an adjustment to interest expense over the term of each agreement. The fair value of interest rate swap agreements was a liability of $.3 million and $1.7 million as of October 2, 2005 and December 31, 2004, respectively. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

13.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

        Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
		(in thousands of dollars)

Service cost	$12,397	$11,092	$1,452	$998
Interest cost	14,029	13,434	5,114	3,971
Expected return on plan assets	(21,859)	(19,406)	--	--
Amortization of prior service cost	5,024	1,044	(195)	(389)
Amortization of unrecognized
transition balance	77	27	--	--
Recognized net actuarial (gain) loss	(1,225)	2,515	731	(178)
Administrative expenses	201	178	--	--

Net periodic benefits cost	8,644	8,884	7,102	4,402
Special Termination Benefits	23,127	--	1,918	--
Curtailment loss	788	--	7,874	--

Total amount reflected in earnings	$32,559	$8,884	$16,894	$4,402

Employer contributions of $179.0 million and $5.4 million were made during the third quarter of 2005 to the Company’s pension plans and other benefits plans, respectively. In the third quarter of 2004, the Company contributed $1.1 million and $5.7 million to the Company’s pension and other benefits plans, respectively. The contributions during the third

INDEX

quarter of 2005 and 2004 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans.

	Pension Benefits		Other Benefits
	For the Nine Months Ended		For the Nine Months Ended
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
		(in thousands of dollars)

Service cost	$36,863	$32,822	$3,867	$2,960
Interest cost	41,954	39,883	14,150	13,506
Expected return on plan assets	(65,030)	(57,649)	--	--
Amortization of prior service cost	7,180	3,120	(926)	(1,179)
Amortization of unrecognized
transition balance	225	85	--	--
Recognized net actuarial loss	4,145	7,513	2,041	2,252
Administrative expenses	605	438	--	--

Net periodic benefits cost	25,942	26,212	19,132	17,539
Special Termination Benefits	23,127	--	1,918	--
Curtailment loss	788	--	7,874	--

Total amount reflected in earnings	$49,857	$26,212	$28,924	$17,539

Employer contributions of $275.5 million and $16.1 million were made during the first nine months of 2005 to the Company’s pension plans and other benefits plans, respectively. In the first nine months of 2004, the Company contributed $2.5 million and $16.7 million to the Company’s pension and other benefits plans, respectively. The contributions in 2005 and 2004 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans. For 2005, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. The special termination benefits charge and curtailment loss recorded during the three and nine months ended October 2, 2005, were associated with the voluntary workforce reduction program described in Note 4 Business Realignment Initiatives. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K.

14.    SHARE REPURCHASES

During the first nine months of 2005, the Company repurchased 4,673,703 shares of Common Stock for $284.5 million for incentive plan transactions to replenish Treasury Stock reissued for stock options exercises, other incentive plan transactions and benefit plans. These shares were purchased following the exercise of an unusually high number of stock options in the latter part of 2004 and the first quarter of 2005 as a result of an increase in the price of the Common Stock and the impending expiration of certain stock options. Cash receipts from employees of $76.9 million associated with stock options exercises for 2,766,621 shares partially offset the payments for shares repurchased. Over time, the Company’s policy is to repurchase all such exercised shares.

On July 27, 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust, in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500 million, for the shares and fees of $1.4 million associated with the transaction, financed principally by additional commercial paper borrowings.

In December 2002, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $500 million of the Company’s Common Stock. During the first nine months of 2005, 895,600 shares were purchased for $55.0 million. Under this program, a total of 13,376,500 shares of Common Stock were purchased for $500.0 million, completing the 2002 authorization.

In April 2005, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market or through privately negotiated transactions. Under this program, a total of 1,489,400 shares of Common Stock were purchased through October 2, 2005 for $87.0 million. As of October 2, 2005, a total of 117,605,909 shares were held as Treasury Stock and $163.0 million remained available for repurchases of Common Stock under the 2005 repurchase program.

INDEX

15.    PENDING ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, an amendment of FASB Statements No. 123 and 95 (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, will be measured based on the grant-date fair value of those instruments. That cost will be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost will be recognized for equity instruments that do not vest. SFAS No. 123R will apply to awards granted, modified or settled in cash on or after its effective date. Companies may choose from one of three methods when transitioning to the new standard, which may include restatement of prior annual and interim periods. The impact on earnings per share of expensing stock options will be dependent upon the method to be used for valuation of stock options and the transition method determined by the Company. The total impact on an annualized basis could range from approximately $.08 to $.10 per share-diluted. As a result of recent guidance from the Securities and Exchange Commission, the estimated range is slightly higher than previously disclosed as a result of the impact of the earlier expensing of stock options which may be granted to employees who are retirement eligible or who will become retirement eligible. The expenses associated with such stock option grants will be recognized earlier than stock option grants to other employees which would be recorded over the four-year vesting period. The Company is required to adopt SFAS No. 123R effective January 1, 2006, however, the Company is considering early adoption in the fourth quarter of 2005.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”). FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. FIN No. 47 is effective no later than December 31, 2005. The Company is in the process of evaluating the impact, if any, of the implementation of FIN No. 47.

INDEX

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations — Third Quarter 2005 vs. Third Quarter 2004

Net sales for the third quarter of 2005 increased $113.7 million, or 9.1%, from 2004.  Business acquisitions contributed approximately 2.6% of the increase from 2004. Approximately two-thirds of the additional sales increase of 6.5% resulted from unit volume growth, primarily reflecting new product introductions, strong seasonal sales, and improved performance by the Company’s international businesses, particularly in Canada, Mexico and Brazil. The remainder of the sales increase resulted primarily from improved price realization because of selling price increases as well as the impact of favorable foreign currency exchange rates for the Company’s international businesses.

Cost of sales for the quarter increased $93.1 million, or 12.3%, from 2004 to 2005. Business realignment charges increased cost of sales for the quarter by $16.6 million. The remainder of the cost increase was primarily caused by the higher sales volume, business acquisitions, higher raw material costs, and increased labor, overhead and shipping costs. Gross margin decreased from 39.7% in 2004 to 37.9% in 2005.  The margin decrease primarily reflected the impact of the business realignment charges and a less favorable product mix, primarily associated with the lower-margin Mauna Loa and Grupo Lorena businesses, sales of certain new products that currently have lower margins and higher sales of lower-margin seasonal products. Higher raw material, labor and overhead costs also contributed to the lower gross margin. The margin decline was offset somewhat by improved price realization, primarily from selling price increases.

Selling, marketing and administrative expenses for the third quarter of 2005 increased 1.6% from the comparable period in 2004, primarily reflecting incremental expenses related to the business acquisitions and higher consumer promotion expense. These increased expenses were offset somewhat by decreased advertising expense. Selling, marketing and administrative expenses as a percentage of sales, declined from 17.3% in 2004 to 16.1% in 2005.

Business realignment charges of $84.8 million pre-tax were associated primarily with the voluntary workforce reduction programs.

Net interest expense in the third quarter of 2005 was $5.4 million higher than the comparable period of 2004, primarily reflecting higher short-term interest expense. The increase in short-term interest expense was primarily associated with commercial paper borrowings to fund seasonal working capital requirements, stock repurchases and contributions to the Company’s pension plans.

The effective income tax rate for the third quarter of 2005 was 37.1%, compared with 36.8% for the third quarter of 2004. The impact of the tax effect on the business realignment charges increased the effective income tax rate for 2005 by .7 percentage points.

Net income for the third quarter decreased $46.8 million, or 28.1%, from 2004 to 2005, and net income per share-diluted decreased $.18, or 27.3%. Net income for the quarter was unfavorably impacted by the total business realignment charges of $101.4 million before tax, $65.8 million after tax or $.27 per share-diluted.

Results of Operations — First Nine Months 2005 vs. First Nine Months 2004

Net sales for the first nine months of 2005 increased $321.8 million, or 10.2%, from 2004.  Business acquisitions contributed approximately 2.9% of the increase from 2004. Approximately two-thirds of the additional sales increase of 7.3% resulted from unit volume growth, primarily reflecting the introduction of new products and limited edition items, and improved performance by the Company’s international businesses, particularly the Canadian, Mexican and export businesses in China and the Philippines. The remainder of the sales increase resulted from selling price increases, a lower rate of promotional spending and the impact of favorable foreign currency exchange rates for the Company’s international businesses.

Cost of sales for the first nine months increased $224.1 million, or 11.7%, from 2004 to 2005. Business realignment charges increased cost of sales by $16.6 million. The remainder of the cost increase was primarily caused by the higher sales volume, business acquisitions, and higher raw material costs, in addition to higher labor, overhead and shipping costs. Gross margin decreased from 39.4% in 2004 to 38.6% in 2005.  The margin decline resulted primarily from a less favorable product mix, primarily associated with the lower-margin Mauna Loa and Grupo Lorena businesses and sales of certain new products which currently have lower margins, higher raw material, labor and overhead costs, and the impact of business realignment charges, partially offset by improved price realization, primarily from selling price increases. Improved profitability for the Company’s international businesses also helped to offset the margin decline.

INDEX

Selling, marketing and administrative expenses for the first nine months increased $35.9 million, or 5.7%, from the comparable period in 2004, primarily reflecting increased performance-based employee compensation costs, incremental expenses related to the business acquisitions and higher consumer promotions expenses. These increases were offset somewhat by lower advertising expense. Selling, marketing and administrative expenses as a percentage of sales declined from 19.9% in 2004 to 19.1% in 2005.

Business realignment charges of $84.8 million pre-tax were associated primarily with the voluntary workforce reduction programs.

Net interest expense in the first nine months was $15.1 million higher than the comparable period of 2004, primarily reflecting higher short-term interest expense and decreased capitalized interest. The increase in short-term interest expense was primarily associated with commercial paper borrowings to fund seasonal working capital requirements, stock repurchases and contributions to the Company’s pension plans.

The effective income tax rate for the first nine months of 2005 was 36.7%, compared with 25.8% in 2004. The lower effective income tax rate for the first nine months of 2004 resulted from a $61.1 million reduction to the provision for income taxes related to the adjustment to income tax contingency reserves recorded in the second quarter of 2004. The impact of the income tax contingency reserve adjustment reduced the effective income tax rate for 2004 by 10.8 percentage points.

Net income for the nine months decreased $85.5 million, or 20.3%, from 2004 to 2005, and net income per share-diluted decreased $.28, or 17.3%. Net income for the first nine months of 2005 was unfavorably impacted by total business realignment charges of $101.4 million before tax, $65.8 million after tax or $.27 per share-diluted. Net income for the first nine months of 2004 was favorably impacted by $61.1 million, or $.23 per share-diluted, as a result of the adjustment to the Federal and state income tax contingency reserves.

The trends of key marketplace metrics, such as retail takeaway and market share, continue to show positive results. During the third quarter and first nine months of 2005, the Company achieved gains in retail takeaway and market share and strengthened its position in the total snack market. In channels of distribution including sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales to Wal-Mart Stores, Inc., retail takeaway during the third quarter increased by 4% resulting in a market share gain of .3 points and for the year-to-date retail takeaway increased 4.9% with a market share gain of .3 points.

The Company expects broadly higher input costs in the future during a period of economic uncertainty. Higher input costs are anticipated for certain raw materials, packaging and energy requirements. The Company is developing plans to address these cost pressures in order to sustain the future profitability of the business.

Liquidity and Capital Resources

Historically, the Company’s major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first nine months of 2005, the Company’s cash and cash equivalents decreased by $16.9 million. Cash provided from operations, short-term and long-term borrowings, cash received from stock option exercises and cash on hand at the beginning of the period was sufficient to fund incentive plan transactions reflecting the repurchase of Common Stock issued for stock option exercises and benefits plans of $284.5 million, dividend payments of $163.7 million, the repurchase of the Company’s Common Stock for $141.9 million under the 2002 and 2005 stock repurchase programs, capital expenditures and capitalized software expenditures of $148.8 million and business acquisitions of $47.1 million. Cash used by changes in other assets and liabilities was $268.4 million for the first nine months of 2005 compared with cash provided of $53.6 million for the same period of 2004. The increase in the use of cash from the prior year primarily reflected contributions to the Company’s pension plans in 2005 of $275.5 million compared with $2.5 million in the first nine months of 2004, a decrease in selling and marketing accruals, and adjustments related to the recording of the business realignment charges, partially offset by a reduction in the use of cash from commodity transactions.

Income taxes paid of $128.0 million during the first nine months of 2005 decreased from $181.7 million for the comparable period of 2004. The payment of estimated income taxes in 2005 was reduced significantly as a result of deductions for pension plan contributions.

The ratio of current assets to current liabilities was 0.9:1 as of October 2, 2005 and December 31, 2004. The Company’s capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was

INDEX

67.6% as of October 2, 2005 and 54.7% as of December 31, 2004. The higher capitalization ratio in 2005 primarily reflected the impact of additional short-term and long-term borrowings.

In November 2004, the Company entered into a five-year credit agreement with banks, financial institutions and other institutional lenders. The credit agreement established an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the lenders.

In September 2005, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $300 million. The agreement will expire on December 30, 2005. Funds may be used for general corporate purposes. The new short-term credit facility was entered into because the Company expects borrowings to exceed $900 million for up to three months beginning in early October 2005 due to the pending retirement of $200 million of 10-year notes in October 2005, recent contributions to the Company’s pension plans, stock repurchases and seasonal working capital needs.

In August 2005, the Company issued $250 million of 4.85% Notes due 2015 under the Form S-3 Registration Statement which was declared effective in August 1997. In September 2005, the Company filed another Form S-3 Registration Statement under which it could offer, on a delayed or continuous basis, up to $750 million of additional debt securities. Proceeds from the debt issuance and any offering of the $750 million of debt securities available under the shelf registration may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements.

In August 2005, the Company announced that it had acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker. Joseph Schmidt is known for its artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. These products are sold in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California.

Also, in August 2005, the Company completed the previously announced acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the country. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco. The combined purchase price for Scharffen Berger and Joseph Schmidt as of October 2, 2005 was $47.1 million, with the final amount subject to upward adjustment not to exceed $61.1 million to be determined based upon actual sales growth through 2007. Together, these companies have combined annual sales of approximately $25 million.

2005 Business Realignment Initiatives

During the third quarter of 2005, the Company recorded charges totaling $101.4 million associated with its previously announced business realignment program intended to advance its value enhancing strategy. The charges of $101.4 million consisted of an $84.8 million business realignment charge and $16.6 million recorded in cost of sales. The business realignment charge included $62.6 million related to the U.S. voluntary workforce reduction program (VWRP), $10.0 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant and $12.2 million related to streamlining the Company’s international operations, primarily associated with costs for the Canadian VWRP. The third quarter charge for facility rationalization included a $4.7 million liability for involuntary termination benefits for Las Piedras plant employees and an additional charge for involuntary termination benefits of $1.9 million is expected to be recorded in the fourth quarter. The $16.6 million recorded in cost of sales resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility.

The components of the $84.8 million business realignment charge were liabilities of $43.8 million primarily for voluntary and involuntary termination benefits, $33.7 million of pension and other special termination benefits and curtailment charges which are detailed in Note 13, Pension and Other Post-Retirement Benefit Plans, $4.9 million primarily for incentive compensation and $2.4 million for the write-off of certain trademarks. Cash payments related to these liabilities were not significant.

In connection with the program to advance its value-enhancing strategy, the Company estimates that it will record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted. Approximately 90% of the charge will be recorded in 2005, with the remainder recorded in the first half of 2006. Of the total pre-tax charge, approximately $80 million will be incurred in connection with the U.S. VWRP, approximately $41 million will be incurred in connection with facility rationalization and approximately $24 million will be incurred in connection with streamlining and restructuring the

INDEX

Company’s international operations, including the Canadian VWRP. The Company projects that approximately $90 million to $100 million of the total pre-tax charge will involve future cash expenditures.

The Company projects that the program will be fully completed by December 31, 2006. The program is expected to generate ongoing annual savings of approximately $45 to $50 million when fully implemented. The savings will be reinvested in activities which will further the growth of the business, improve cash flows and enhance shareholder returns.

Safe Harbor Statement

The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Factors which could cause results to differ include, but are not limited to: the Company’s ability to implement and generate expected ongoing annual savings from the program to advance its value enhancing strategy; changes in the Company’s business environment, including actions of competitors and changes in consumer preferences; customer and consumer response to selling price increases; changes in governmental laws and regulations, including taxes; market demand for new and existing products; changes in raw material and other costs; pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions; changes in the value of the Company’s Common Stock; and the Company’s ability to implement improvements to and reduce costs associated with the Company’s supply chain.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.6 million as of December 31, 2004 and $.1 million as of October 2, 2005. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $6.3 million as of December 31, 2004, to $9.8 million as of October 2, 2005. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

INDEX

PART II — OTHER INFORMATION

Items 1, 3, 4 and 5 have been omitted as not applicable.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands of dollars)
July 4 through
July 31, 2005	--	--	--	$ 260,790

August 1 through
August 28, 2005	677,400	$ 60.89	110,500	$ 253,996

August 29 through
October 2, 2005	2,010,700	$ 58.46	1,557,600	$ 163,046

Total	2,688,100	$ 59.07	1,668,100	$ 163,046

(1)  The 2002  share repurchase program which authorized the repurchase of $500 million of the Company’s Common Stock  was completed in the third quarter of 2005. In April 2005, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market, or through privately negotiated transactions.

Item 6 — Exhibits

The following exhibits are attached or incorporated herein by reference:

Exhibit Number	Description

3.1	The By-laws of the Company, amended and restated solely to reflect the change in the Company's name from Hershey Foods Corporation to The Hershey Company.

4.1	On August 15, 2005, the Company issued and sold $250 million aggregate principal amount of 4.850% Notes due August 15, 2015. The amount of this indebtedness does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Commission upon request copies of the instruments comprising this transaction.

10.1	2005 Early Retirement Plan for E-Grade Employees (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 21, 2005).

10.2	2005 Early Retirement Plan for E-Grade Employees Separation Agreement and General Release (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 21, 2005).

10.3	2005 Enhanced Mutual Separation Plan for E-Grade Employees (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 21, 2005).

10.4	2005 Enhanced Mutual Separation Plan for E-Grade Employees Separation Agreement and General Release (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed July 21, 2005).

10.5	First Amendment to the Hershey Foods Corporation Amended and Restated (2003) Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on July 21, 2005).

INDEX

10.6	Credit Agreement dated as of September 23, 2005 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof ("Lenders"), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as Syndication Agent, UBS Loan Finance LLC, as Documentation Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on September 28, 2005).

12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 2, 2005 and October 3, 2004.

31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:  November 9, 2005

By:   /s/David J. West
David J. West
            Senior Vice President,
             Chief Financial Officer

By:   /s/David W. Tacka
  David W. Tacka
 Vice President,
                  Chief Accounting Officer