Form 10-K
period 2005-12-31
HERSHEY CO
filed 2006-02-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number 1-183

Registrant, State of Incorporation, Address and Telephone Number

THE HERSHEY COMPANY

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [X]    No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, one dollar par value—$10,561,391,582 as of July 3, 2005.

Class B Common Stock, one dollar par value—$12,848,379 as of July 3, 2005. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 3, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—178,131,189 shares, as of February 17, 2006.

Class B Common Stock, one dollar par value—60,818,478 shares, as of February 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

The Company’s principal product groups include: confectionery and snack products sold in the form of bar goods, bagged items and boxed items; refreshment products sold in the form of gum and mints; and grocery products in the form of baking ingredients, chocolate drink mixes, peanut butter, dessert toppings and beverages. The Company is the leader in the U.S. confectionery market and is a leader in many of the other product groups in the United States. The Company is also a leader in many of these product groups in Canada and Mexico. Operating profit margins vary among individual products and product groups.

The Company manufactures confectionery and snack products in a variety of packaged forms and markets them under more than 50 brands. The different packaged forms include various arrangements of the same bar products, such as boxes, trays and bags, as well as a variety of different sizes and weights of the same bar products, such as snack size, standard, king size, large and giant bars.

The principal confectionery products sold in the United States include:

ALMOND JOY candy bar	HERSHEY’S MINIATURES
ALMOND JOY, HEATH, HERSHEY’S,	chocolate bars
KIT KAT, MR. GOODBAR, REESE’S,	HERSHEY’S NUGGETS chocolates
ROLO, and YORK BITES candies	JOLLY RANCHER candy
HERSHEY’S KISSABLES brand chocolate candies	KIT KAT wafer bar
HERSHEY’S KISSES brand milk chocolates	MOUNDS candy bar
filled with caramel	PAYDAY peanut caramel bar
HERSHEY’S KISSES brand milk chocolates	REESE’S peanut butter cups
HERSHEY’S milk chocolate bar	REESE’S PIECES candy
HERSHEY’S milk chocolate bar with almonds	TAKE5 candy bar
HERSHEY’S KISSES brand milk chocolates	TWIZZLERS candy
filled with peanut butter	YORK peppermint pattie

The principal snack products sold in the United States include:

HERSHEY’S, HERSHEY’S S’MORES and	MAUNA LOA dry roasted macadamias
REESE’S SNACK BARZ rice and	MAUNA LOA honey roasted macadamias
marshmallow bars	MAUNA LOA macadamia mixed nuts
HERSHEY’S SMART ZONE nutrition bars	MAUNA LOA macadamias and almonds
HERSHEY’S, ALMOND JOY, REESE’S	MAUNA LOA milk chocolate macadamias
and YORK cookies

The principal refreshment products sold in the United States include:

BREATH SAVERS mints	ICE BREAKERS mints and chewing gum
BUBBLE YUM bubble gum	KOOLERZ chewing gum
ICE BREAKERS LIQUID ICE mints

Other confectionery products include:

5TH AVENUE candy bar	KIT KAT BIG KAT wafer bar
ALMOND JOY, HERSHEY’S, REESE’S,	KRACKEL chocolate bar
and YORK SWOOPS candies	MILK DUDS candy
CADBURY chocolates	MR. GOODBAR chocolate bar
CARAMELLO candy bar	REESE’S NUTRAGEOUS candy bar
FAST BREAK candy bar	REESE’S SUGAR FREE peanut butter
GOOD & PLENTY candy	cups
HEATH toffee bar	REESE’S BIG CUP peanut butter cups
HERSHEY’S COOKIES ‘N’ CREME candy	REESESTICKS wafer bars
bar	ROLO caramels in milk chocolate
HERSHEY’S HUGS chocolates	SKOR toffee bar
HERSHEY’S POT OF GOLD boxed	SPECIAL DARK chocolate bar
chocolates	SYMPHONY milk chocolate bar
HERSHEY’S S’MORES candy bar	WHATCHAMACALLIT candy bar
HERSHEY’S SUGAR FREE chocolate	WHOPPERS malted milk balls
candy	YORK SUGAR FREE peppermint pattie
HERSHEY’S Extra Dark candy	ZAGNUT candy bar
JOLLY RANCHER SUGAR FREE hard	ZERO candy bar
candy

In August 2005, the Company announced that it had acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Joseph Schmidt is known for its artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates.

Also, in August 2005, the Company completed the previously announced acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products.

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

Principal products in Canada include OH HENRY! candy bars, REESE PEANUT BUTTER CUPS candy, MAX5 candy bars, TWIZZLER candy, GLOSETTE chocolate-covered raisins, peanuts and almonds, POT OF GOLD boxed chocolates and CHIPITS chocolate chips. The Company also manufactures, imports, markets, sells and distributes chocolate, confectionery and shelf-stable drink products in Mexico under the HERSHEY’S and PELÓN PELO RICO brand names.

The Company has license agreements with several companies to manufacture and/or sell products worldwide. Among the more significant are agreements with affiliated companies of Cadbury Schweppes p.l.c. to manufacture and/or market and distribute YORK, PETER PAUL ALMOND JOY and PETER PAUL MOUNDS confectionery products worldwide as well as CADBURY and CARAMELLO confectionery products in the United States. The Company’s rights under these agreements are extendible on a long-term basis at the Company’s option. The license for CADBURY and CARAMELLO products is subject to a minimum sales requirement that the Company exceeded in 2005. The Company also has an agreement with Societe des Produits Nestle SA, which licenses the Company to manufacture and distribute KIT KAT and ROLO confectionery products in the United States. The Company’s rights under this agreement are extendible on a long-term basis at the Company’s option, subject to certain conditions, including minimum unit volume sales. In 2005, the minimum unit volume requirements were exceeded. The Company has an agreement with an affiliate of Huhtamäki Oy (“Huhtamaki”) pursuant to which it licenses the use of certain trademarks, including GOOD & PLENTY, HEATH, JOLLY RANCHER, MILK DUDS, PAYDAY and WHOPPERS for confectionery products worldwide. The Company’s rights under this agreement are extendible on a long-term basis at the Company’s option.

The Company’s products are sold primarily to wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores and concessionaires by full-time sales representatives, food brokers and part-time retail sales merchandisers throughout the United States, Canada and Mexico. The Company believes its products are sold in over 2 million retail outlets in North America. In 2005, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to more than 20 percent of the Company’s total net sales.

The Company manufactures, imports, markets, sells and distributes chocolate products in Brazil under the HERSHEY’S brand name, including IO-IO hazelnut crème items. In Japan, Korea, the Philippines and China, the Company imports and/or markets selected confectionery and grocery products. The Company also markets confectionery and grocery products in over 60 countries worldwide.

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

The Company recognizes that the distribution of its products is an important element in maintaining sales growth and providing service to its customers. The Company attempts to meet the changing demands of its customers by planning optimum stock levels and reasonable delivery times consistent with achievement of efficiencies in distribution. To achieve these objectives, the Company has developed a distribution network from its manufacturing plants, including distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. The Company primarily uses contract carriers to deliver its products from the distribution points to its customers. In conjunction with sales and marketing efforts, the distribution system has been instrumental in the growth of sales.

From time to time, the Company has changed the prices and weights of its products to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. In November 2005, the Company announced a combination of price increases and weight changes on certain Jolly Rancher and Twizzler candy and chocolate packaged candy items effective in December 2005 and early 2006. These changes represent a weighted average price increase of approximately 1% over the entire domestic product line when fully effective in the second quarter of 2006. In December 2004, the Company announced an increase in the wholesale prices of approximately half of its domestic confectionery line. A weighted average increase of approximately 6 percent on the Company’s standard bar, king-size bar, 6-pack and vending lines was effective in January 2005 and a weighted average price increase of approximately 4 percent on packaged candy was effective in February 2005. The price increases announced in December 2004 represented an average increase of 3 percent over the entire domestic product line. The price increases and weight changes will help to offset increases in the Company’s input costs, including raw and packaging materials, fuel, utilities, transportation and employee benefits.

The most significant raw material used in the production of the Company’s chocolate products is cocoa. The Company buys a mix of cocoa beans and cocoa products, such as cocoa butter, cocoa liquor and cocoa powder, to meet its manufacturing requirements. This commodity is imported principally from Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70 percent of the world’s crop of cocoa beans. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in the many growing areas. While civil unrest in the Ivory Coast, the world’s largest cocoa-producing country, has resulted in volatile prices, the Company believes a significant disruption of cocoa supplies from the Ivory Coast is unlikely. In the event such disruption does occur, the Company believes cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer. Historically there have been instances of weather catastrophes, crop disease, civil disruptions, embargoes and other problems in cocoa producing countries that have caused price fluctuations, but have never resulted in total loss of a particular producing country’s cocoa crop and/or exports.

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

	Cocoa Futures Contract Prices (cents per pound)
	2005	2004	2003	2002	2001
Annual Average	68.3	68.7	77.8	76.9	47.1
High	78.7	76.8	99.8	96.7	57.9
Low	63.5	62.1	65.6	60.3	41.5

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

During 2005, cocoa prices traded in a relatively wide range between 64¢ and 79¢ per pound, based on the New York Board of Trade futures contract. The Company’s costs will not necessarily reflect market price fluctuations because of its forward purchasing practices, premiums and discounts reflective of varying delivery times, and supply and demand for specific varieties and grades of cocoa beans.

The Farm Security and Rural Investment Act of 2002, which is a six-year farm bill, impacts the prices of sugar, corn, peanuts and milk because it sets price support levels for these commodities.

The price of sugar, one of the Company’s most important commodities for its products, is subject to price supports under the above-referenced farm legislation. Due to import quotas and duties imposed to support the price of sugar established by that legislation, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market. In 2005, hurricanes damaged sugar cane crops and two cane refineries in Louisiana, causing the wholesale list price of refined sugar to increase from 30¢ to 42¢ per pound. The Company’s costs for sugar will not necessarily reflect market price fluctuations primarily because of its forward purchasing and hedging practices. United States peanut prices began the year around 40¢ per pound but gradually declined during the year to 36¢ per pound. Almond prices began the year at $3.00 per pound and rose to $4.00 per pound during the second half of 2005. During the first three quarters of 2005, milk prices moderated only slightly from the high price levels of 2004. Milk production in 2005 increased more than 3% compared with 2004 and prices began to moderate in the fourth quarter of 2005. The Company believes that the supply of raw materials is adequate to meet its manufacturing requirements.

The Company attempts to minimize the effect of future price fluctuations related to the purchase of its major raw materials and certain energy requirements primarily through forward purchasing to cover future requirements, generally for periods from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Company’s other major raw material requirements. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations that provide more favorable pricing opportunities and flexibility in sourcing these raw materials and energy requirements. Fuel oil futures contracts are used to minimize price fluctuations associated with the Company’s transportation costs. The Company’s commodity procurement practices are intended to reduce the risk of future price increases and to provide visibility to future costs, but may also potentially limit the ability to benefit from possible price decreases.

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

Employees

As of December 31, 2005, the Company had approximately 11,610 full-time and 2,140 part-time employees, of whom approximately 3,965 were covered by collective bargaining agreements. The Company considers its employee relations to be good.

Financial Information by Geographic Area

The Company’s principal operations and markets are located in the United States. The Company also manufactures, markets, sells and distributes confectionery and grocery products in Canada, Mexico and Brazil, imports and/or markets selected confectionery products in the Philippines, Japan and South Korea and markets confectionery products in over 60 countries worldwide. The percentage of total consolidated net sales for businesses outside of the United States was 10.9%, 9.8% and 9.9% for 2005, 2004 and 2003, respectively. The percentage of total consolidated assets outside of the United States as of December 31, 2005 and 2004, was 12.4% and 12.1%, respectively.

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

The Board has adopted a Code of Ethical Business Conduct (“CEBC”) applicable to the Company’s directors, officers and employees, including without limitation the Company’s Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). The CEBC is posted on the Company’s website at www.hersheys.com in the Investor Relations section. Any amendment of the CEBC or waiver thereof applicable to any director or executive officer of the Company, including the Chief Executive Officer or any senior financial officer, will be disclosed on the Company’s website within four business days of the date of such amendment or waiver. In the case of a waiver, the nature of the waiver, the name of the person to whom the waiver was granted and the date of the waiver will also be disclosed.

The Board has also adopted and posted in the Investor Relations section of the Company’s website the Company’s Corporate Governance Guidelines and Charters for each of the Board’s standing committees. The Company will provide without charge to each beneficial owner of its Common Stock and Class B Common Stock (“Class B Stock”), upon such stockholder’s request, a copy of the CEBC, the Company’s Corporate Governance Guidelines or the Charter of any standing committee of the Board. The Company will also provide to any such stockholder, upon the stockholder’s request, a copy of one or more of the Exhibits listed in Part IV of this report upon payment by the stockholder of a nominal fee approximating the Company’s reasonable cost to provide such copy or copies. Requests for copies should be addressed to The Hershey Company, Attn: Investor Relations Department, 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

Item 1A.	RISK FACTORS

The nature of our operations and the environment in which we operate subject us to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential,” among others. Among the factors that could cause our actual results to differ materially from such forward-looking statements are the risk factors described below.

Our ability to implement and generate expected ongoing annual savings from initiatives to advance our value enhancing strategy

In July 2005, we announced initiatives intended to advance our value-enhancing strategy. These initiatives include a U.S. Voluntary Workforce Reduction Program (“VWRP”), facility rationalization and the streamlining and restructuring of our international operations, including a Canadian VWRP. We project that these initiatives will be fully implemented by December 31, 2006. These initiatives are expected to generate ongoing annual savings of approximately $45 million to $50 million when fully implemented. The savings will be reinvested in activities that will further the growth of our business, improve cash flows and enhance shareholder returns. Should ongoing annual savings fall short of expectations, we may not reap the anticipated benefits of our value-enhancing strategy.

Changes in raw material and other costs and selling price increases

We use many different commodities for our business, including cocoa, sugar, milk, peanuts, almonds, corn sweeteners, natural gas and fuel oil. Commodities are subject to price volatility caused by commodity market fluctuations, the quality and availability of supply, weather, currency fluctuations, speculative influences, trade agreements among producing and consuming nations, political unrest in producing countries, consumer demand and changes in governmental agricultural programs. Although we use forward contracts and commodity futures contracts to hedge commodity prices, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. We may be able to pass some or all of the raw material and energy cost increases to customers in the form of higher product prices; however, higher product prices may also result in a reduction in sales volume. If we are not able to increase price realization and productivity to offset increased raw material costs, or if sales volume is significantly reduced, it could have a negative impact on our results of operations and financial condition.

Our ability to implement improvements to and reduce costs associated with the supply chain

Further optimization of our supply chain is also essential to offset the potential for raw material and other cost increases discussed above. We have made significant improvements to the supply chain, consolidating our distribution network, exiting underperforming businesses and rationalizing the product line. Continued productivity initiatives such as these will be necessary to offset future cost increases and to enable potential expansion into adjacencies to our current product portfolio.

Pension cost factors

Changes in interest rates and the market value of plan assets can affect the funded status of our pension plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. Additionally, employee decisions to withdraw lump sums could result in pension settlement losses depending on the magnitude of such withdrawals. Although the fair value of our pension plan assets exceeded pension benefits obligations as of December 31, 2005, a significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows.

Stock price

We are exposed to market risks arising from changes in the price of our Common Stock. Expenses for incentive compensation, stock options and certain employee benefits could increase due to an increase in the price of our Common Stock.

Market demand for new and existing products

We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Continued success is dependent on product innovation, including maintaining a strong pipeline of new products, effective sales incentives, appropriate advertising campaigns and marketing programs, and the ability to secure adequate shelf space at retail. In addition, success depends on our response to consumer trends, consumer health concerns, including obesity and the consumption of certain ingredients, and changes in product category consumption and consumer demographics.

Our largest customer, McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, accounted for more than 20% of total net sales in 2005 reflecting the continuing consolidation of our customer base. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively.

Marketplace competition

The global confectionery packaged goods industry is intensely competitive, as is the broader snack market. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks as a result of competing for customers in a highly competitive retail environment.

Governmental laws and regulations

Changes in laws and regulations and the manner in which they are interpreted or applied may alter the environment in which we operate and, therefore, affect our results of operations or increase liabilities. These include changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on the results of our operations and financial condition.

International operations

In 2005, we derived approximately 11% of our net sales from customers located outside the United States. In addition, portions of our total assets are located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;

•	Difficulties and costs associated with complying with, and enforcing remedies under, a wide variety of complex laws, treaties and regulations;

•	Different regulatory structures and unexpected changes in regulatory environments;

•	Political and economic instability, including the possibility of civil unrest;

•	Nationalization of our properties by foreign governments;

•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	Potentially negative consequences from changes in tax laws;

•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	Increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies.

Item 2.	PROPERTIES

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

CANADA

Smiths Falls, Ontario—confectionery and grocery products

The following is a list of the locations of the Company’s principal distribution facilities.

UNITED STATES

Edwardsville, Illinois (owned by the Company) Palmyra, Pennsylvania (owned by the Company) Redlands, California (leased)

CANADA

Mississauga, Ontario (leased)

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

Cash dividends paid on the Company’s Common Stock and Class B Stock were $221.2 million in 2005 and $205.7 million in 2004. The annual dividend rate on the Common Stock in 2005 was $.98 per share, an increase of 11.4% over the 2004 rate of $.88 per share. The 2005 dividend increase represented the 31st consecutive year of Common Stock dividend increases.

On February 16, 2006, the Company’s Board of Directors declared a quarterly dividend of $.245 per share of Common Stock payable on March 15, 2006, to stockholders of record as of February 24, 2006. It is the Company’s 305th consecutive Common Stock dividend. A quarterly dividend of $.22 per share of Class B Stock also was declared.

The Company’s Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 218.0 million shares of the Company’s Common Stock were traded during 2005. The Class B Stock is not publicly traded.

The closing price of the Common Stock on December 31, 2005, was $55.25. There were 40,523 stockholders of record of the Common Stock and the Class B Stock as of December 31, 2005.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past two years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2005
1st Quarter	$.2200	$.2000	$64.72	$53.15
2nd Quarter	.2200	.2000	67.37	59.40
3rd Quarter	.2450	.2200	64.80	54.85
4th Quarter	.2450	.2200	60.23	52.49
Total	$.9300	$.8400

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2004
1st Quarter	$.1975	$.1788	$43.90	$37.28
2nd Quarter	.1975	.1788	46.50	40.55
3rd Quarter	.2200	.2000	49.94	45.03
4th Quarter	.2200	.2000	56.75	45.98
Total	$.8350	$.7576

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2005 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands of dollars)
October 3 through October 30, 2005	1,083,200	$57.23	1,012,100	$105,054

October 31 through November 27, 2005	350,900	$55.28	279,100	$ 89,701

November 28 through December 31, 2005	519,828	$56.14	477,028	$562,869

Total	1,953,928	$56.59	1,768,228	$562,869

(1)	In April 2005, the Company’s Board of Directors approved a new share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market, or through privately negotiated transactions. In December 2005, the Company’s Board of Directors approved an additional $500 million share repurchase program.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2005	2004	2003	2002	2001	2000

Summary of Operations
Net Sales(a)	4.8%	$4,835,974	4,429,248	4,172,551	4,120,317	4,137,217	3,820,416
Cost of Sales(b)	3.7%	$2,965,540	2,680,437	2,544,726	2,561,052	2,668,530	2,471,151
Selling, Marketing and Administrative(a) (b)	4.4%	$912,986	867,104	841,105	853,048	859,967	737,674
Business Realignment and Asset Impairments Charge		$96,537	—	23,357	27,552	228,314	—
Gain on Sale of Business(c)		$—	—	8,330	—	19,237	—
Interest Expense, Net	3.0%	$87,985	66,533	63,529	60,722	69,093	76,011
Provision for Income Taxes(b)	6.1%	$279,682	237,273	258,849	226,786	131,228	207,805
Income before Cumulative Effect of Accounting Change(b)	8.5%	$493,244	577,901	449,315	391,157	199,322	327,775
Cumulative Effect of Accounting Change		$—	—	7,368	—	—	—
Net Income(b)	8.5%	$493,244	577,901	441,947	391,157	199,322	327,775
Earnings Per Share before Cumulative Effect of Accounting Change(b):
—Basic—Common Stock	11.2%	$2.07	2.33	1.75	1.46	.75	1.22
—Basic—Class B Stock	11.2%	$1.87	2.12	1.58	1.32	.67	1.10
—Diluted	11.0%	$1.99	2.25	1.70	1.42	.72	1.18
Weighted-Average Shares Outstanding:
—Basic—Common Stock		183,747	193,037	201,768	212,219	211,612	213,764
—Basic—Class B Stock		60,821	60,844	60,844	60,856	60,878	60,888
—Diluted		248,292	256,934	264,532	275,429	275,391	276,731
Dividends Paid on Common Stock	8.1%	$170,147	159,658	144,985	133,285	122,790	115,209
Per Share	11.5%	$.93	.835	.7226	.63	.5825	.54
Dividends Paid on Class B Stock	11.5%	$51,088	46,089	39,701	34,536	31,960	29,682
Per Share	11.5%	$.84	.7576	.6526	.5675	.525	.4875
Net Income as a Percent of Net Sales, GAAP Basis(a) (b)		10.2%	13.0%	10.6%	9.5%	4.8%	8.6%
Adjusted Net Income as a Percent of Net Sales(a) (b) (d)		11.7%	11.7%	11.0%	10.3%	9.3%	8.8%
Depreciation	7.4%	$200,132	171,229	158,933	155,384	153,493	140,168
Advertising(a)	(4.4)%	$125,023	137,931	145,387	162,874	187,244	156,319
Payroll	3.1%	$647,825	614,037	585,419	594,372	614,197	557,342
Year-end Position and Statistics
Capital Additions	5.5%	$181,069	181,728	218,650	132,736	160,105	138,333
Capitalized Software Additions	23.1%	$13,236	14,158	18,404	11,836	9,845	4,686
Total Assets(b)	4.5%	$4,295,236	3,812,784	3,587,151	3,486,956	3,248,752	3,450,206
Short-term debt and current portion of long-term debt	26.0%	$819,115	622,320	12,509	28,124	7,926	258,123
Long-term Portion of Debt	1.4%	$942,755	690,602	968,499	851,800	876,972	877,654
Stockholders’ Equity(b)	(3.3)%	$1,021,076	1,137,102	1,325,710	1,410,443	1,183,097	1,206,812
Operating Return on Average Stockholders’ Equity, GAAP Basis(b)		45.7%	46.9%	32.3%	30.2%	16.7%	28.1%
Adjusted Operating Return on Average Stockholders’ Equity(b) (d)		52.6%	42.0%	33.6%	32.7%	32.1%	28.8%
Operating Return on Average Invested Capital, GAAP Basis(b)		23.7%	25.9%	18.4%	17.6%	10.2%	13.9%
Adjusted Operating Return on Average Invested Capital(b) (d)		27.0%	23.3%	19.1%	18.9%	18.4%	16.0%
Full-time Employees		13,750	13,700	13,100	13,700	14,400	14,300
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end(d)		240,524	246,588	259,059	268,440	271,278	272,563
Market Price of Common Stock at Year-end(d)	11.4%	$55.25	55.54	38.50	33.72	33.85	32.19
Range During Year		$67.37–52.49	56.75–37.28	39.33–30.35	39.75–28.23	35.08–27.57	33.22–18.88

(a)	All years have been restated in accordance with final FASB Emerging Issues Task Force consensuses reached on various issues regarding the reporting of certain sales incentives.

(b)	All years have been adjusted to reflect the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, using the modified retrospective application method.

(c)	Includes the gain on the sale of gum brands in 2003 and the gain on the sale of the Luden’s throat drops business in 2001.

(d)	Adjusted Net Income as a Percent of Net Sales, Operating Return on Average Stockholders’ Equity and Operating Return on Average Invested Capital have been calculated using Net Income, excluding the after-tax impacts of the elimination of amortization of indefinite-lived intangibles for all years, the reduction of the provision for income taxes resulting from the adjustment of the income tax contingency reserves in 2004, the after-tax effect of the 2005, 2003, 2002 and 2001 Business Realignment and Asset Impairments Charges, the after-tax effect of incremental expenses to explore the possible sale of the Company in 2002, the 2003 and 2001 Gain on the Sale of Businesses and the 2000 gain on the sale of certain corporate aircraft.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company concluded a strong year in 2005. Operating results were consistent with management’s strategies to profitably grow net sales and carefully control selling, marketing and administrative costs, resulting in balanced, consistent growth in earnings, excluding certain items affecting comparability discussed below. Gross margin was lower in 2005, primarily due to business realignment charges (further discussed in Note 4) and the full-year impact of the acquired Grupo Lorena and Mauna Loa businesses.

The Company gained market share in key classes of trade, introduced new product platforms that provide future growth opportunities and offset continued increases in the cost of major raw materials, energy, employee benefits and compensation. Excluding certain items affecting comparability, the result was record sales, profits and earnings per share for the year.

The Company’s long-term goals include increasing net sales 3%–4% per year, increasing earnings before interest and income taxes (“EBIT”) 7%–9% per year, and increasing earnings per share (“EPS”) 9%–11% per year. These goals are intended to achieve balanced, sustainable growth over time. After excluding items affecting comparability, the Company exceeded all of these goals in 2005.

The Company’s strategy to profitably grow net sales is based upon the introduction of innovative new products and limited edition items utilizing its key brands, such as Hershey’s, Reese’s and Hershey’s Kisses, together with focused promotion and merchandising activities of new and existing products. During 2005, sales gains included recent product introductions such as Hershey’s Kisses filled with peanut butter, Hershey’s Kissables brand chocolate candies, Hershey’s cookies, Reese’s Big Cup peanut butter cups, Ice Breakers sour mints and Hershey’s Take5 candy bar, along with continued growth in all major trade channels.

The trends of key marketplace metrics, such as retail takeaway and market share, continue to show positive results. During 2005, the Company achieved gains in retail takeaway and market share and strengthened its position in the U.S. confectionery market. In channels of distribution including sales in the food, drug and mass merchandiser classes of trade, excluding sales to Wal-Mart Stores, Inc., U.S. consumer takeaway in 2005 increased by 3.5% resulting in a market share gain of 0.9 points.

Net sales increased approximately 9.2% in 2005, compared with 2004 net sales, which were approximately 6.2% above 2003. The increase in 2005, and over the three-year period, primarily resulted from higher unit sales volume due to the introduction of new products and limited edition items, along with the impact of price increases, business acquisitions, improved exchange rates on international sales and improved trade promotion efficiency resulting in lower promotional spending as a percentage of sales.

Gross margin decreased from 39.5% in 2004 to 38.7% in 2005. The margin decline resulted primarily from a less favorable product mix, primarily associated with the lower-margin Mauna Loa and Grupo Lorena businesses, and the impact of business realignment charges which together reduced gross margin by a total of 1.1 percentage points. Improved price realization, primarily from selling price increases and improved profitability for the Company’s international businesses, more than offset the impact of higher raw material, labor and overhead costs and sales of certain new products which currently have lower margins.

The Company’s strategy to expand EBIT margin is based upon obtaining price realization by achieving a larger part of its sales growth in its most highly profitable products and channels, improving the efficiency and effectiveness of its trade promotion programs, improving efficiencies in its supply chain and tight control of selling, marketing and administrative costs. The Company has also implemented selected price increases and product weight reductions to help offset increases in raw material and other costs.

EBIT margin decreased from 19.9% in 2004 to 17.8% in 2005. The EBIT margin decline resulted primarily from a lower gross margin resulting from the lower-margin Mauna Loa and Grupo Lorena businesses and the impact of business realignment charges which reduced EBIT margin by a total of 3.1 percentage points. This decrease was partially offset by an improvement in EBIT margin of 1.0 percentage points resulting from improved price realization, improved profitability for the Company’s international businesses and lower selling, marketing and administrative expenses as a percentage of sales, which more than offset the impact of higher raw material, labor and overhead costs and sales of certain new products which currently have lower margins.

Net income was $493.2 million in 2005 compared with $577.9 million in 2004. Net income per share-diluted of $1.99 for 2005, was down 11.6% from $2.25 per share for 2004. Net income and net income per share-diluted for 2005 was unfavorably impacted by the business realignment initiatives discussed below. Net income for 2004 was favorably impacted by a $61.1 million adjustment to Federal and state income tax contingency reserves, as discussed below.

Net income was $577.9 million in 2004 compared with $441.9 million in 2003. Net income per share-diluted of $2.25 for 2004, was up 34.7% from $1.67 per share for 2003. This gain resulted from increased income from operations, the non-recurring adjustment to the 2004 provision for income taxes, the impact of lower weighted-average shares outstanding resulting from share repurchases during the year and the impact of the cumulative effect of accounting changes recorded in 2003 associated with a change in accounting for the Company’s leases of certain warehouse and distribution facilities.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest. The Company adopted SFAS No. 123R in the fourth quarter of 2005 and applied the modified retrospective application method to all prior years for which Statement of Financial Accounting Standards No. 123 was effective. Accordingly, the consolidated financial statements for all prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash subsequent to December 31, 1994. Additional stock-based compensation expense resulting from the adoption of SFAS No. 123R reduced net income by $21.7 million, $13.0 million and $15.6 million, or $.09, $.05 and $.06 per share-diluted, in 2005, 2004 and 2003, respectively. The additional expense for 2005 included $2.4 million after tax, or $.01 per share-diluted, in business realignment charges.

The table below presents various items affecting the comparability of income over the three-year period ended December 31, 2005. All income and income per share amounts reflect the impact of the adoption of SFAS No. 123R. Items affecting comparability include the impact of business realignment initiatives in 2005 and 2003, a reduction of the income tax provision in 2004 as a result of adjustments to income tax contingency reserves, and a gain on the sale of business in 2003. The Company believes the presentation of income excluding such items provides additional information to investors to facilitate the comparison of past and present operations which are indicative of its ongoing operations. The Company excludes such items in evaluating key measures of performance internally and in assessing the impact of known trends and uncertainties on its business. The Company believes that this presentation provides a more balanced view of the underlying dynamics of the business. Financial results including the impact of the reduction to the provision for income taxes, business realignment initiatives and the gain on the sale of business, over the three-year period may be insufficient in facilitating a complete understanding of the business as a whole and ascertaining the likelihood that past performance is indicative of future performance.

The business realignment initiatives are described below and in Note 4 to the Consolidated Financial Statements and the reduction to the provision for income taxes as a result of adjustments to income tax contingency reserves is described below and in Note 12.

For the years ended December 31,	2005		2004		2003
In thousands of dollars except per share amounts		Per share- diluted		Per share- diluted		Per share- diluted
Income before cumulative effect of accounting change	$493,244	$1.99	$577,901	$2.25	$449,315	$1.70
Items affecting comparability after tax:
Business realignment and asset impairments included in cost of sales	13,397	.05	—	—	1,287	—
Business realignment and asset impairments, net	60,624	.24	—	—	14,201	.05
Gain on sale of business	—	—	—	—	(5,706)	(.02)
Tax provision adjustment	—	—	(61,081)	(.24)	—	—
Income excluding items affecting comparability	$567,265	$2.28	$516,820	$2.01	$459,097	$1.73

Income per share-diluted excluding items affecting comparability increased 13.4% in 2005 and 16.2% in 2004, reflecting the impact of the Company’s increased sales, control of selling, marketing and administrative costs and share repurchases during the periods. This performance also drove increases in operating return on average invested capital during the period, as discussed under the heading Return Measures on page 36.

During 2006, the Company expects sales growth to be somewhat above its long-term 3%–4% goal.

The Company anticipates higher input costs in 2006, particularly for commodities, transportation and employee benefits. The Company expects to offset these cost increases through improved price realization, procurement strategies, continued improvements in supply chain efficiency and tight control of selling, marketing and administrative costs. EBIT is expected to increase slightly above the long-term goal of 7%–9% in 2006, excluding items affecting comparability, and EBIT margin is expected to increase approximately 90 basis points.

The Company expects to achieve 2006 growth in earnings per share-diluted slightly greater than its long-term goal of 9%–11%, excluding items affecting comparability. This growth will result from the sales and EBIT margin increases discussed above, combined with the realized annual savings from business realignment initiatives, continued control of selling, marketing, and administrative costs and the impact of lower shares outstanding resulting from continued share repurchases.

The Company’s cash flow from operations is expected to increase in 2006 primarily as a result of reduced contributions to the Company’s pension plans and lower working capital requirements.

Primary challenges in 2006 and beyond include profitable sales growth within the U.S. core confectionery category, the broader U.S. snack market and in selected international markets. Focus will continue to be placed on higher margin and faster growth channels, as well as on key global customers in selected regions of the world. The achievement of the Company’s objectives for sales growth and profitability will also be challenged by changes in the business and competitive environment which will continue to be characterized by increased global competition and customer consolidation, along with social issues such as obesity concerns. In 2006, the Company will continue to be faced with achieving increased price realization and improved productivity in order to offset higher input costs for ingredients, transportation and employee benefits. Successfully meeting these challenges is critical to the Company’s achievement of its financial objectives.

RESULTS OF OPERATIONS

Net Sales

Net sales for 2005 increased $406.7 million, or 9.2%, from 2004. Business acquisitions contributed approximately 2.9% of the increase from 2004. Approximately two-thirds of the additional sales increase of 6.3% resulted from unit volume growth, primarily reflecting the introduction of new products and limited edition items, and improved performance by the Company’s international businesses, particularly the Canadian, Mexican and export businesses in Asia and Latin America. The remainder of the sales increase resulted from selling price increases, a lower rate of promotional spending and the impact of favorable foreign currency exchange rates for the Company’s international businesses.

Net sales increased $256.7 million, or 6.2%, from 2003 to 2004. Net sales were favorably impacted by increased sales volume, especially within the United States, primarily driven by the introduction of innovative new products and limited edition items. Net sales of the Company’s Canadian, Mexican and Brazilian businesses also improved as a result of higher sales volume. Favorable foreign currency exchange rates also resulted in increased sales for the Company’s international businesses, particularly in Canada. The positive impact of increased sales volume contributed more than 75% of the consolidated net sales growth. Higher selling prices, a more efficient rate of promotional spending and the acquisition of the Grupo Lorena business in Mexico also contributed to the net sales increase. Sales were unfavorably affected by the divestiture of certain gum brands in September 2003, decreased sales of remaining gum brands, and higher returns, discounts and allowances, relating primarily to the sales volume growth, along with lower export sales in Asia, particularly in China and Taiwan.

Cost of Sales

Cost of sales increased $285.1 million, or 10.6%, from 2004 to 2005. Business realignment charges increased cost of sales by $22.5 million. The remainder of the cost increase was primarily caused by higher sales volume, business acquisitions, and higher raw material costs, in addition to higher labor, overhead and distribution costs. Gross margin decreased from 39.5% in 2004 to 38.7% in 2005. The margin decline resulted primarily from a less favorable product mix, primarily associated with the lower-margin Mauna Loa and Grupo Lorena businesses, and the impact of business realignment charges which together reduced gross margin by a total of 1.1 percentage points. Improved price realization, primarily from selling price increases and improved profitability for the Company’s international businesses, more than offset the impact of higher raw material, labor and overhead costs and sales of certain new products which currently have lower margins.

Cost of sales increased $135.7 million, or 5.3%, from 2003 to 2004. The cost increase was primarily caused by higher sales volume and higher raw material costs, principally associated with increased prices for cocoa and dairy products. These cost of sales increases were partially offset by lower costs primarily resulting from product weight reductions and reduced costs for packaging materials.

Gross margin increased from 39.0% in 2003 to 39.5% in 2004. The margin expansion reflected improved price realization, primarily from reduced product weights and reduced promotional spending as a percentage of sales, as well as efficiency improvements in manufacturing operations. The margin improvements were partially offset by increases in raw material costs.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses for 2005 increased $45.9 million, or 5.3%, from 2004, primarily reflecting increased performance-based employee compensation costs (which include stock-based compensation), incremental expenses related to business acquisitions and higher consumer promotion expenses. These increases were offset somewhat by lower advertising expense. Selling, marketing and administrative expenses as a percentage of sales declined from 19.6% in 2004 to 18.9% in 2005.

Selling, marketing and administrative expenses for 2004 increased by $26.0 million, or 3.1%, from 2003. The increase was primarily attributable to higher employee compensation costs (which have been adjusted to reflect stock-based compensation under SFAS No. 123R), increased consumer promotion expenses, termination costs associated with the closing of certain warehouse facilities, and litigation expenses associated with the introduction of Hershey’s SmartZone nutrition bars. These increases were offset somewhat by lower advertising expenses and a reduction in allowances for doubtful accounts, as described below. Selling, marketing and administrative expenses as a percentage of sales, decreased from 20.2% in 2003 to 19.6% in 2004. During the fourth quarter of 2004, the Company reached an agreement with Fleming Reclamation Creditor’s Trust, which resolved most significant matters related to the bankruptcy of Fleming Companies, Inc., one of the Company’s customers. Based on this agreement, the Company reduced its bad debt reserves by the $5.0 million which had been added at the time of the bankruptcy announcement in April 2003.

Business Realignment Initiatives

In July 2005, the Company announced initiatives intended to advance its value-enhancing strategy. The Company also announced that it would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with these initiatives. Of the total pre-tax charge, approximately $80 million will be incurred in connection with a U.S. Voluntary Workforce Reduction Program (“VWRP”), approximately $41 million will be incurred in connection with facility rationalization, and approximately $24 million will be incurred in connection with streamlining and restructuring the Company’s international operations, including a Canadian VWRP.

During the second half of 2005, the Company recorded charges totaling $119.0 million associated with the initiatives. The charges of $119.0 million consisted of a $96.5 million business realignment charge and $22.5 million recorded in cost of sales (together, the “2005 business realignment initiatives”). The business realignment charge included $69.5 million related to the U.S. VWRP, $12.8 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant, and $14.2 million related to streamlining the Company’s international operations, primarily associated with costs for the Canadian VWRP. The charge for facility rationalization included $8.3 million for involuntary termination benefits primarily for Las Piedras plant employees. The $22.5 million recorded in cost of sales resulted primarily from accelerated depreciation related to the closure of the Las Piedras manufacturing facility. The Company believes that the 2005 business realignment initiatives will be fully completed by December 31, 2006.

Based on current estimates, the cost to implement the business realignment program will result in total pre-tax charges of approximately $140 million to $150 million, or $.35 to $.38 per share-diluted on an after-tax basis. Total pre-tax charges of $119.0 million, or $.29 per share-diluted, were recorded in the second half of 2005, with the remainder to be substantially recorded in the first half of 2006.

Changes in liabilities recorded for the business realignment initiatives were as follows:

Accrued Liabilities	Balance 10/02/05	Fourth Quarter Utilization	New charges during Fourth Quarter	Balance 12/31/05
In thousands of dollars

VWRP	$33,726	$(5,650)	$3,807	$31,883
Facility rationalization	4,725	(6,615)	1,890	—
Streamline international operations	5,390	(890)	1,388	5,888
Total	$43,841	$(13,155)	$7,085	$37,771

During 2003, the Company executed a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization. These actions resulted in a net charge of approximately $17.2 million, or $.04 per share-diluted. The $17.2 million net charge consisted of the write-off of certain inventories of $2.1 million included in cost of sales, a net business realignment and asset impairments charge of $23.4 million and an $8.3 million net gain resulting from the divestiture of certain brands (together, the “2003 business realignment initiatives”).

The net business realignment and asset impairments charge of $23.4 million consisted of early retirement and involuntary termination costs of $10.0 million, sales office closing and relocation costs of $7.3 million, fixed asset impairment charges of $5.7 million, equipment removal costs of $.7 million and a net gain of $.3 million relating to the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds. Cash payments during 2004 reduced the liability balance to $3.9 million as of December 31, 2004. Cash payments during 2005 reduced the liability balance to $1.3 million.

Arising out of the 2003 business realignment initiatives, eight former employees of the Company filed a complaint in federal court in Colorado alleging the Company discriminated against them on the basis of age. The trial of these claims is scheduled to begin in the Fall of 2006. The Company intends to vigorously defend against these claims and, based on the developments of the case to date, the Company does not consider the likelihood of a material unfavorable outcome to the Company to be probable.

Gain on Sale of Business

As part of the Company’s business realignment initiatives, the sale of a group of gum brands to Farley’s & Sathers Candy Company, Inc. (“Farley’s & Sathers”) was completed in September 2003. The gum brands included Fruit Stripe chewing gum, Rain-Blo gum balls and Super Bubble bubble gum. In the third quarter of 2003, the Company received cash proceeds from the sale of $20.0 million and recorded a gain of $8.3 million before tax, or $5.7 million after tax, as a result of the transaction.

Interest Expense, Net

Net interest expense in 2005 was $21.5 million higher than 2004, primarily reflecting higher short-term interest expense and decreased capitalized interest. The increase in short-term interest expense was primarily associated with commercial paper borrowings to finance stock repurchases and contributions to the Company’s pension plans, in addition to higher interest rates in 2005. Net interest expense for 2004 was $3.0 million higher than in 2003 primarily reflecting higher short-term interest expense, partially offset by increased capitalized interest. The increase in short-term interest expense was associated with commercial paper borrowings during 2004 for repurchases of Common Stock, business acquisitions and other funding requirements.

Income Taxes

The effective income tax rate for 2005 was 36.2%, compared with 29.1% in 2004 and 36.6% in 2003. The effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with the business realignment charges. The effective income tax rate for 2004 is not comparable with the rates for 2005 and 2003 because the Company’s provision for income taxes was reduced by the $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004. This non-cash reduction of income tax expense resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of $61.1 million in income tax expense. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters. The reduction in the 2004 provision for income taxes resulting from the adjustment to income tax contingency reserves reduced the effective income tax rate by 7.3 percentage points.

Cumulative Effect of Accounting Change

An after-tax charge of $7.4 million, or $.03 per share-diluted, was recorded in 2003 to reflect the cumulative effect of a change in accounting for the Company’s leases of certain warehouse and distribution facilities as discussed further under the heading Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments.

Net Income

Net income decreased $84.7 million, or 14.6%, and net income per share-diluted decreased $.26, from 2004 to 2005. Net income for 2005 was unfavorably impacted by total charges associated with business realignment initiatives of $119.0 million before tax, $74.0 million after tax or $.29 per share-diluted. Net income for 2004 was favorably impacted by $61.1 million, or $.24 per share-diluted, as a result of the adjustment to the Federal and state income tax contingency reserves.

Net income was $577.9 million in 2004 compared with $441.9 million in 2003. Net income per share-diluted of $2.25 for 2004, increased $.58 per share from $1.67 per share for 2003 as a result of the reduction to the 2004 provision for income taxes resulting from the adjustment to income tax contingency reserves, increased income from operations and the impact of lower weighted-average shares outstanding resulting from share repurchases during the year, in addition to the impact of the cumulative effect of accounting change recorded in 2003.

FINANCIAL CONDITION

The Company’s financial condition remained strong during 2005. The capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) increased to 63% as of December 31, 2005, from 54% as of December 31, 2004. The higher capitalization ratio in 2005 primarily reflected the impact of additional short-term and long-term borrowings. The ratio of current assets to current liabilities was 0.9:1 as of December 31, 2005, and December 31, 2004.

In August 2005, the Company acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Joseph Schmidt is known for its artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. These products are sold in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California.

Also, in August 2005, the Company completed the acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the country. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San

Francisco. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million, with the final amount subject to upward adjustment not to exceed $61.1 million to be determined based upon actual sales growth through 2007. Together, these companies have combined annual sales of approximately $25 million.

In December 2004, the Company acquired Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for $127.8 million. Mauna Loa is the leading processor and marketer of macadamia snacks, with annual sales of approximately $80 million. In October 2004, the Company’s Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top sugar confectionery companies, for $39.0 million. This business has annual sales of over $30 million. Included in the acquisition was the Pelón Pelo Rico brand.

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

In October 2005, the Company completed the sale of its Mr. Freeze freeze pops business in Canada for $2.7 million.

In September 2003, the Company completed the sale of certain gum brands to Farley’s & Sathers for $20.0 million in cash as part of its business realignment initiatives. The gum brands included Fruit Stripe chewing gum, Rain-Blo gum balls and Super Bubble bubble gum.

Assets

Total assets increased $482.5 million, or 12.7% as of December 31, 2005, primarily as a result of higher accounts receivable, inventories and other assets.

Current assets increased by $211.2 million, principally reflecting increased accounts receivable resulting from increased sales of new products and seasonal items in December 2005, which qualified for extended payment terms, and higher inventories associated with the timing of receipts of raw materials, along with increased goods in process inventories to support higher manufacturing requirements in early 2006.

Property, plant and equipment was lower than the prior year primarily due to depreciation expense of $200.1 million, including $21.8 million of accelerated depreciation expense related to the 2005 business realignment initiatives as discussed above, partially offset by capital additions of $181.1 million. Goodwill increased as a result of the 2005 business acquisitions. The increase in other intangibles primarily reflected the estimated value of trademarks and customer-related intangibles from the business acquisitions. The increase in other assets was primarily related to contributions to the Company’s pension plans of $277.5 million, reduced somewhat as a result of pension expense recorded in 2005.

Liabilities

Total liabilities increased by $598.5 million as of December 31, 2005, primarily reflecting an increase in short-term and long-term borrowings and higher deferred income taxes. Higher accrued liabilities were primarily associated with the business realignment initiatives, offset somewhat by reduced liabilities for promotional allowances. The increase in short-term debt of $475.8 million reflected commercial paper borrowings primarily associated with the repurchase of the Company’s Common Stock, pension contributions, and the acquisition of the Scharffen Berger and Joseph Schmidt businesses, along with other funding requirements. The decrease in the current portion of long-term debt was associated with the retirement of $201.2 million of 6.7% Notes in October 2005 and the refinancing of $76.8 million related to certain lease agreements. The increase in other long-term liabilities was primarily associated with post-retirement and pension benefits in addition to deferred incentive compensation. The increase in deferred taxes was primarily associated with the impact of pension contributions made during 2005.

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

The Milton Hershey School Trust maintains voting control over the Company. However, the Milton Hershey School Trust has not taken an active role in setting policy for the Company, nor has it exercised influence with regard to the ongoing business decisions of the Company’s Board of Directors or management. The Milton Hershey School Trust decided to explore a sale of the Company in June 2002, but subsequently decided to terminate the sale process in September 2002. After terminating the sale process, the Trustee of the Milton Hershey School Trust advised the Pennsylvania Office of Attorney General in September 2002 that it would not agree to any sale of its controlling interest in the Company without approval of the court having jurisdiction over the Milton Hershey School Trust following advance notice to the Office of Attorney General. Subsequently, Pennsylvania enacted legislation that requires that the Office of Attorney General be provided advance notice of any transaction that would result in the Milton Hershey School Trust no longer having voting control of the Company. The law provides specific statutory authority for the Attorney General to intercede, and petition the Court having jurisdiction over the Milton Hershey School Trust to stop such a transaction if the Attorney General can prove that the transaction is unnecessary for the future economic viability of the Company and is inconsistent with investment and management considerations under fiduciary obligations. This legislation could have the effect of making it more difficult for a third party to acquire a majority of the Company’s outstanding voting stock and thereby delay or prevent a change in control of the Company.

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

Over the past three years, cash provided from operating activities totaled $1.8 billion, which includes contributions to the Company’s pension plans of $405.8 million. Cash provided from operating activities was more than sufficient to fund investing activities, which included capital additions, capitalized software additions and business acquisitions. Cash used by investing activities totaled

$818.4 million. Over the three year period, cash used by financing activities totaled $1.2 billion. Financing activities included cash used for the repurchase of common stock of $1.7 billion and cash dividends of $611.7 million. These cash outflows were partially offset by cash provided from net short-term and long-term borrowings of $761.5 million and cash provided from the exercise of stock options of $216.4 million. Cash equivalents decreased by $230.6 million over the three-year period.

The Company anticipates that capital expenditures and capitalized software additions will be in the range of $190 million to $200 million per year during the next several years primarily for continued efficiency improvements in existing facilities and capacity expansion to support sales growth and new products, along with continued improvement and enhancements of computer software. As of December 31, 2005, the Company’s principal capital commitments included manufacturing capacity expansion to support sales growth and new products, modernization and efficiency improvements and selected enhancements of computer software.

As of December 31, 2005, the fair value of the Company’s pension plan assets exceeded benefits obligations by $157.0 million. Contributions totaling $277.5 million, $8.0 million and $120.3 million were made to the pension plans during 2005, 2004 and 2003, respectively, primarily to improve the funded status.

Under share repurchase programs which began in 1993, a total of 55,836,092 shares of Common Stock have been repurchased for approximately $1.5 billion, including purchases from the Milton Hershey School Trust of 8,000,000 shares for $103.1 million in 1993 and 3,159,558 shares for $100.0 million in 1999. Of the shares repurchased, 1,056,000 shares were retired and 24,309,875 shares were reissued to satisfy stock option obligations, Supplemental Retirement Contributions and employee stock ownership trust (“ESOP”) obligations. Of the shares reissued, 21,624,812 shares were repurchased in the open market to replace the reissued shares. Additionally, the Company has purchased a total of 67,282,661 shares of its Common Stock to be held as Treasury Stock from the Milton Hershey School Trust for $1.5 billion in privately negotiated transactions, including 11,281,589 shares for approximately $500 million in 2004. As of December 31, 2005, a total of 119,377,690 shares were held as Treasury Stock.

In April 2005, the Company’s Board of Directors approved a $250 million share repurchase program. As of December 31, 2005, $62.9 million remained available for repurchases of Common Stock under this program. In December 2005, the Company announced that its Board of Directors approved an additional $500 million stock repurchase authorization. The Company expects to complete both authorizations by the end of 2006. In this regard, the Company and Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”), have entered into an agreement under which the Milton Hershey School Trust intends to participate on a proportional basis in the Company’s stock repurchase program. The price at which the Milton Hershey School Trust will sell stock to the Company is based on a formula under which the Milton Hershey School Trust will not be required to sell shares to the Company for an amount less than $55 per share. The agreement will expire on July 31, 2006.

The Company exercised its option to purchase two warehouse and distribution facilities subject to consolidated lease arrangements and refinanced the related obligations of $59.3 million and $17.5 million in July and October 2005, respectively.

In August 2005, the Company issued $250 million of 4.85% Notes due in 2015 under the Form S-3 Registration Statement which was declared effective in August 1997. The Company filed another Form S-3 Registration Statement that was declared effective in January 2006 (the “January 2006 Registration Statement”) under which it could offer, on a delayed or continuous basis, up to $750 million of additional debt securities. Proceeds from the debt issuance and any offering of the debt securities available under the January 2006 Registration Statement may be used for general corporate purposes which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements. The Company expects to execute $500 million of term financing during 2006 under the January 2006 Registration Statement.

In November 2004, the Company entered into a Five Year Credit Agreement (the “Credit Agreement”) with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers. The Credit Agreement establishes an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the Lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions. Advances other than competitive bid advances may be repaid without penalty at any time prior to the last day of the Credit Agreement. Competitive bid advances must be paid at maturity, and may not be prepaid. The Credit Agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The Credit Agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the Lenders, should the Company default in its obligations under the Credit Agreement.

In September 2005, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $300 million. The agreement expired on December 30, 2005. Funds were used for general corporate purposes. The new short-term credit facility was entered into because the Company expected borrowings to exceed $900 million for up to three months beginning in early October 2005 due to the retirement of $200 million of 10-year notes in October 2005, refinancing of certain consolidated lease arrangements, recent contributions to the Company’s pension plans, stock repurchases and seasonal working capital needs.

The Company also maintains lines of credit with domestic and international commercial banks, under which it could borrow in various currencies up to approximately $71.1 million and $60.3 million as of December 31, 2005 and 2004, respectively. The higher lines of credit as of December 31, 2005, were primarily associated with the Company’s businesses in Mexico and Brazil.

Cash Flow Activities

Over the past three years, cash from operating activities provided approximately $1.8 billion. Over this period, cash used by or provided from accounts receivable and inventories has tended to fluctuate as a result of sales during December and inventory management practices. The change in cash provided from other assets and liabilities between the years was primarily related to hedging transactions and the timing of payments for accrued liabilities, including income taxes. In 2004, the adjustment of deferred income taxes primarily reflected the deferred tax benefit resulting from the $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004 and an increase resulting from the Mauna Loa acquisition.

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

In August 2005, the Company acquired the assets of Joseph Schmidt Confections, Inc. and completed the acquisition of Scharffen Berger Chocolate Maker, Inc. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million, with the final amount subject to upward adjustment not to exceed $61.1 million to be determined based upon actual sales growth through 2007.

In December 2004, the Company acquired Mauna Loa, a leading processor and marketer of macadamia snacks, for $127.8 million and in October 2004, the Company’s Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top sugar confectionery companies, for $39.0 million.

In July 2004, the Company purchased 11,281,589 shares of its Common Stock from the Milton Hershey School Trust in a privately negotiated transaction. The Company paid $44.32 per share, or approximately $500.0 million, for the shares and fees of $1.4 million associated with the transaction.

In October 2005, the Company completed the sale of its Mr. Freeze freeze pops business in Canada for $2.7 million.

In September 2003, the Company completed the sale of a group of gum brands to Farley’s & Sathers for $20.0 million in cash as part of its business realignment initiatives.

Financing activities included debt borrowings and repayments, payments of dividends, the exercise of stock options, incentive plan transactions and the repurchase of Common Stock. During the past three years, short-term borrowings in the form of commercial paper or bank borrowings were used to fund seasonal working capital requirements and finance share repurchase programs, including the purchase of Common Stock from the Milton Hershey School Trust. During the past three years, a total of 30,954,443 shares of Common Stock have been repurchased for $1.7 billion of which 22,991,517 shares were purchased for $1.2 billion under share repurchase programs and 7,962,926 shares were purchased for $.5 billion in the open market to replace Treasury Stock issued primarily for stock options exercises. The Company intends to repurchase shares to replace shares issued for stock options exercises. The value of shares purchased in a given period will vary based upon stock options exercises over time and market conditions. Cash payments for share repurchases were partially offset by cash receipts of $216.4 million from stock options exercises.

Net cash provided from operating activities was $461.8 million for 2005, a decrease of $326.0 million compared with 2004. The primary contributors to the decrease were an increase in contributions to the Company’s pension plans of $269.5 million from 2004 to 2005 and an increase in cash used by accounts receivable reflecting higher sales of new products and seasonal items in December 2005, which qualified for extended payment terms. The increase in cash provided from deferred income taxes principally reflected the tax impact of higher pension plan contributions in 2005 versus 2004.

Cash provided from changes in other assets and liabilities was $32.0 million in 2005 compared with cash provided of $108.4 million in 2004. The change in cash flows primarily reflected an increase in cash used as a result of changes in accrued liabilities for selling and marketing programs and long-term liabilities for incentive compensation in 2005 compared with 2004.

Net cash provided from operating activities was $787.8 million for 2004, an increase of $203.3 million compared with the prior year. The primary contributors to the increase were higher net income and increases in cash provided from other assets and liabilities and accounts receivable. These increases were partially offset by a decrease in cash flows related to deferred income taxes, principally reflecting the deferred tax benefit resulting from the income tax contingency reserve adjustment of $73.7 million in the second quarter of 2004, and cash used as a result of higher inventories as of December 31, 2004, to support higher sales anticipated in early 2005 prior to the effective date of selling price increases.

Cash provided from changes in other assets and liabilities was $108.4 million in 2004 compared with cash provided of $31.2 million in 2003. The change in cash flows reflected increased cash provided from commodity transactions, primarily reflecting higher commodity futures market prices in 2004, and cash provided from higher liabilities primarily associated with incentive plans in 2004. An increase in cash provided by accounts receivable in 2004 compared with cash used by accounts receivable in 2003 was primarily attributable to improved cash collections.

Off-Balance Sheet Arrangements, Contractual Obligations and Contingent Liabilities and Commitments

The following table summarizes the Company’s contractual cash obligations by year:

	Payments Due by Year
	(In thousands of dollars)
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
Unconditional Purchase Obligations	$977,500	$343,800	$101,200	$54,800	$—	$—	$1,477,300
Non-cancelable Operating Leases	13,119	11,819	10,433	7,078	5,461	10,938	58,848
Long-term Debt	56	190,000	147	136	142	752,330	942,811
Total Obligations	$990,675	$545,619	$111,780	$62,014	$5,603	$763,268	$2,478,959

In entering into contractual obligations, the Company has assumed the risk which might arise from the possible inability of counterparties to meet the terms of their contracts. The Company’s risk is limited to replacing the contracts at prevailing market rates. The Company does not expect any significant losses as a result of counterparty defaults.

The Company has entered into certain obligations for the purchase of raw materials. Purchase obligations primarily reflect forward contracts for the purchase of raw materials from third-party brokers and dealers to minimize the effect of future price fluctuations. Total obligations for each year are comprised of fixed price contracts for the purchase of commodities and unpriced contracts that have been valued using market prices as of December 31, 2005. The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. However, the variability of such costs is mitigated to the extent of the Company’s futures price cover for those periods. Accordingly, increases or decreases in market prices will be offset by gains or losses on commodity futures contracts to the extent that the unpriced contracts are hedged as of December 31, 2005 and in future periods. Taking delivery of the specific commodities for use in the manufacture of finished goods satisfies these obligations. For each of the three years in the period ended December 31, 2005, such obligations were fully satisfied by taking delivery of and making payment for the specific commodities.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation No. 46”). Interpretation No. 46 addresses consolidation by business enterprises of special-purpose entities (“SPEs”), such as special-purpose trusts (“SPTs”), to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests.

The Company adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of three off-balance sheet arrangements with SPTs. As of December 31, 2005 and 2004 the Company had no off-balance sheet arrangements. The consolidation of the SPTs resulted in an adjustment to record the cumulative effect of the accounting change of approximately $7.4 million, or $.03 per share-diluted, in the third quarter of 2003, reflecting the after-tax effect of accumulated depreciation for these facilities from lease inception through June 29, 2003. Additionally, the consolidation of these entities resulted in a net increase to property, plant and equipment of approximately $107.7 million, with a corresponding increase to long-term debt of $115.5 million and to other long-term liabilities of $4.4 million, reflecting the third party equity interest associated with the lease arrangements. Prior to June 30, 2003, expenses associated with the lease arrangements were classified as rent expense and included in cost of sales in the Consolidated Statements of Income. Subsequent to the

consolidation of these entities, expenses were classified as interest expense associated with the corresponding long-term debt. The consolidation of these entities resulted in an increase to interest expense of $2.8 million in 2003, offset by a decrease in rental expense for these facilities included in cost of sales.

During 1999 and 2000, the Company entered into off-balance sheet arrangements for the leasing of certain warehouse and distribution facilities in Hershey, Pennsylvania, Atlanta, Georgia and Redlands, California. These off-balance sheet arrangements enabled the Company to lease these facilities under more favorable terms than other leasing alternatives. The lease arrangements were with SPTs. The SPTs were formed to facilitate the acquisition and subsequent leasing of the facilities to the Company. The SPTs financed the acquisition of the facilities by issuing notes and equity certificates to independent third-party financial institutions. The independent third-party financial institutions that hold the equity certificates are the owners of the SPTs. The owners of the SPTs made substantive residual equity capital investments in excess of 3% which were at risk during the entire term of each lease. Accordingly, the Company did not consolidate the SPTs prior to June 30, 2003 because all of the conditions for consolidation had not been met. As of December 31, 2005, only the lease for the Redlands, California warehouse and distribution facility remained in effect. The properties in Pennsylvania and Georgia were purchased and the leases terminated in July and October 2005, respectively.

The following is a summary of each of the lease transactions:

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

In October 2000, the Company entered into a lease agreement with an SPT for the leasing of a warehouse and distribution facility near Atlanta, Georgia. The lease term was five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $18.2 million. In October 2005, at the end of the initial lease term, the Company exercised its option to purchase the facility and refinanced the related obligation of $17.5 million.

In July 1999, the Company entered into a lease agreement with an SPT for the construction and leasing of a warehouse and distribution facility located on land owned by the Company near Hershey, Pennsylvania. Under the agreement, the lessor paid construction costs totaling $61.7 million. The lease term was six years, including the one-year construction period, with up to four renewal periods of five years each with the consent of the lessor. In July 2005, at the end of the initial lease term, the Company exercised its option to purchase the facility and refinanced the related obligation of $59.3 million.

Aside from the residual guarantee and instrument guarantee associated with the individual leasing arrangement for the Redlands, California facility, as discussed below, the Company has provided no other guarantees or capitalization of the SPT associated with the Redlands facility. The Company has not collateralized the obligation in connection with the lease. The Company has no obligations with respect to refinancing of the lessor’s debt, would incur no significant penalties which would result in the reasonable assurance of continuation of the lease and has no significant guarantees other than the residual and instrument guarantees discussed below. There are no other material commitments or contingent liabilities associated with the leasing arrangement. The Company’s transactions with the SPT are limited to the lease agreement. The Company does not anticipate entering into any other arrangements involving SPEs.

The lease includes a substantial residual guarantee by the Company for a significant amount of the financing and an option to purchase the facility at original cost. Pursuant to instrument guarantees, in the event of a default under the lease agreement, the Company guaranteed to the note holders and certificate holders payment in an amount equal to all sums then due under the lease.

There are no penalties or other disincentives under the lease agreement if the Company decides not to renew the lease. The terms for each renewal period under the lease arrangement are identical to the initial terms and do not represent bargain lease terms.

If the Company were to exercise its option to purchase the facility at original cost at the end of the initial lease term, the Company could purchase the facility for a total of approximately $40.1 million in 2007. If the Company chooses not to renew the lease or purchase the assets at the end of the lease term, the Company is obligated under the residual guarantee for approximately $35.7 million for the lease. Additionally, the Company is obligated to re-market the property on the lessor’s behalf and, upon sale, distribute a portion of the proceeds to the note holders and certificate holders up to an amount equal to the remaining debt and equity certificates and to pay closing costs. If the Company chooses not to renew or purchase the assets at the end of the lease term, the Company does not anticipate a material disruption to operations, since such a facility is not unique, facilities with similar racking and storage capabilities are available in the area where the facility is located, there are no significant leasehold improvements that would be impaired, there would be no adverse tax consequences, the financing of a replacement facility would not be material to the Company’s cash flows and costs related to relocation would not be significant to income.

The Company has a number of facilities which contain varying degrees of asbestos in certain locations. Current regulations do not require the Company to remove or remediate locations containing asbestos in existing facilities. However, current regulations do require that the Company handle or dispose of this type of asbestos in a special manner if such facilities undergo major renovations or are demolished. The Company does not have plans to renovate or demolish these facilities in the foreseeable future. Accordingly, the Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities because the settlement date or range of potential settlement dates cannot be specified and information is not available to apply an expected present value technique. The facilities are expected to be maintained by repairs and maintenance activities that would not involve the removal of asbestos.

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

A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues were concluded during the second quarter of 2004. Based upon the results of the audits, the income tax contingency reserves were adjusted resulting in a reduction of income tax reserves by $73.7 million, reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters. Assessments of additional tax require use of the Company’s cash. The Company is not aware of any significant income tax assessments.

ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS

The Company utilizes certain derivative instruments, from time to time, including interest rate swaps, foreign currency forward exchange contracts and options, and commodities futures contracts, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures. Interest rate swaps and foreign currency contracts and options are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. Commodities futures contracts are entered into for varying periods and are intended to be and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. The Company does not hold or issue derivative instruments for trading purposes and is not a party to any instruments with leverage or prepayment features. In entering into these contracts, the Company has assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. The Company does not expect any significant losses as a result of counterparty defaults.

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

The information below summarizes the Company’s market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2005. This information should be read in conjunction with Note 1, Note 6 and Note 8 to the Consolidated Financial Statements.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2005. The fair value of long-term debt was determined based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	(In thousands of dollars except for rates)
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Long-term Debt	$56	$190,000	$147	$136	$142	$752,330	$942,811	$1,051,127
Interest Rate	2.0%	6.3%	2.0%	2.0%	2.0%	6.6%	6.5%

Interest rates on variable rate obligations were calculated using the rates in effect as of December 31, 2005.

Interest Rate Swaps

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In December 2005, the Company entered into forward swap agreements to hedge interest rate exposure related to the anticipated $500 million of term financing to be executed during 2006. The weighted average fixed rate on the forward swap agreements is 5.1%. In October 2003, the Company entered into interest rate swap agreements to effectively convert interest payments on long-term debt from fixed to variable rates. Interest payments on $200.0 million of 6.7% Notes due in October 2005 and $150.0 million of 6.95% Notes due in March 2007 were converted from the respective fixed rates to variable rates based on the London Interbank Offered Rate, LIBOR. In March 2004, the Company terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. This increase is being amortized over the remaining term of the respective long-term debt as a reduction to interest expense. In February 2001, the Company entered into interest rate swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate of 6.1%. These interest rate swap agreements expired at the end of the respective lease terms during 2005.

The fair value of interest rate swaps is defined as the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. The fair value of the swap agreements is calculated quarterly based upon the quoted market price for the same or similar financial instruments. The fair value of the forward swap agreements was a liability of $4.9 million as of December 31, 2005. The fair value of the variable to fixed interest rate swaps was a liability of $1.7 million as of December 31, 2004. The potential net loss in fair value of interest rate swaps of ten percent resulting from a hypothetical near-term adverse change in market rates was $.5 million and $.2 million as of December 31, 2005 and 2004, respectively. The Company’s risk related to the interest rate swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

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

As of December 31, 2005, the Company had foreign exchange forward contracts and options maturing primarily in 2006 and 2007 to purchase $51.1 million in foreign currency, primarily Australian dollars, British sterling and euros. As of December 31, 2005, the Company did not have foreign exchange forward contracts or options to sell foreign currencies.

As of December 31, 2004, the Company had foreign exchange forward contracts and options maturing primarily in 2005 and 2006 to purchase $103.1 million in foreign currency, primarily Australian dollars, Canadian dollars and euros, and to sell $30.8 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange contracts and options is defined as the amount of the difference between contracted and current market foreign currency exchange rates as of the end of the period. On a quarterly basis, the fair value of foreign exchange forward contracts and options is estimated by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange forward contracts and options was an asset of $.4 million and $4.4 million as of December 31, 2005 and 2004, respectively. The potential net loss in fair value of foreign exchange forward contracts and options of ten percent resulting from a hypothetical near-term adverse change in market rates was $.1 million and $.4 million as of December 31, 2005 and 2004, respectively. The Company’s risk related to the foreign exchange contracts and options is limited to the cost of replacing the contracts at prevailing market rates.

Commodity Price Risk Management

The Company’s most significant raw material requirements include cocoa, sugar, milk, peanuts and almonds. The Company attempts to minimize the effect of future price fluctuations related to the purchase of these raw materials primarily through forward purchasing to cover future manufacturing requirements, generally for periods from 3 to 24 months. With regard to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, price risks are also managed by entering into futures contracts. At the present time, active futures contracts are not available for use in pricing the Company’s other major raw material requirements. Futures contracts are used in combination with forward purchasing of cocoa, sugar, corn sweetener, natural gas and certain dairy product requirements principally to take advantage of market fluctuations that provide more favorable pricing opportunities and flexibility in sourcing these raw material and energy requirements. Fuel oil futures contracts are used to minimize price fluctuations associated with the Company’s transportation costs. The Company’s commodity procurement practices are intended to reduce the risk of future price increases and to provide visibility to future costs, but also may potentially limit the ability to benefit from possible price decreases.

The cost of cocoa beans and the prices for the related commodity futures contracts historically have been subject to wide fluctuations attributable to a variety of factors, including the effect of weather on crop yield, other imbalances between supply and demand, currency exchange rates, political unrest in producing countries and speculative influences. During 2005, cocoa prices traded in a relatively wide range between 64¢ and 79¢ per pound, based on the New York Board of Trade futures contract. The Company’s costs will not necessarily reflect market price fluctuations because of its forward purchasing practices, premiums and discounts reflective of varying delivery times, and supply and demand for specific varieties and grades of cocoa beans.

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

The following sensitivity analysis reflects the market risk of the Company to a hypothetical adverse market price movement of ten percent, based on the Company’s net commodity positions at four dates spaced equally throughout the year. The Company’s net commodity positions consist of the amount of futures contracts held over or under the amount required to price unpriced physical forward contracts for the same commodities, relating to cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. Inventories, priced forward contracts and estimated anticipated purchases not yet contracted for were not included in the sensitivity analysis calculations. A loss is defined, for purposes of determining market risk, as the potential decrease in fair value or the opportunity cost resulting from the hypothetical adverse price movement. The fair values of net commodity positions were based upon quoted market prices or estimated future prices including estimated carrying costs corresponding with the future delivery period.

For the years ended December 31,	2005		2004
In millions of dollars	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
Highest long position	$16.3	$1.6	$128.2	$12.8
Lowest long position	(204.5)	20.5	(30.1)	3.0
Average position (long)	(126.3)	12.6	62.7	6.3

The decrease in fair values from 2004 to 2005 primarily reflected a decrease in net commodity positions. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures being held at certain points in time during the years.

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

Accounts Receivable—Trade

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company’s primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, which accounted for approximately 20.3% of the Company’s total accounts receivable as of December 31, 2005. As of December 31, 2005, no other customer accounted for more than 10% of the Company’s total accounts receivable and the Company believes that it has little concentration of credit risk associated with the remainder of its customer base. Accounts Receivable—Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of current and projected economic conditions. The Company monitors the collectibility of its accounts receivable on an ongoing basis by analyzing the aging of its accounts receivable, assessing the credit worthiness of its customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Over the three-year period ended December 31, 2005, the Company recorded expense averaging approximately $1.2 million per year for potential uncollectible accounts, including a $5.0 million provision in 2003 related to the estimate of probable exposure to the bankruptcy of one of the Company’s customers, Fleming Companies, Inc. This provision was reversed in the fourth quarter of 2004 upon the agreement with Fleming Reclamation Creditor’s Trust which resolved most significant matters related to the bankruptcy. Write-offs of uncollectible accounts, net of recoveries, averaged approximately $2.9 million over the same period. The provision for uncollectible accounts is recognized as selling, marketing and administrative expense in the Consolidated Statements of Income. Over the past three years, the allowance for doubtful accounts has ranged from 1% to 3% of gross accounts receivable. If reasonably possible near-term changes in the most material assumptions were made with regard to the collectibility of accounts receivable, the amounts by which the annual provision would have changed would have resulted in a reduction in expense of approximately $2.5 million to an increase in expense of approximately $1.5 million. Changes in estimates for future uncollectible accounts receivable would not have a material impact on the Company’s liquidity or capital resources.

Accrued Liabilities

Accrued liabilities requiring the most difficult or subjective judgments include liabilities associated with marketing promotion programs and potentially unsaleable products. The Company utilizes numerous trade promotion programs. The costs of such programs are recognized as a reduction to net sales with the recording of a corresponding accrued liability based on estimates at the time of product shipment. The accrued liability for marketing promotions is determined through analysis of programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends, and experience with payment patterns associated with similar programs that had been previously offered. The estimated costs of these programs are reasonably likely to change in the future as a result of changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Promotional costs were $584.8 million, $557.5 million and $551.2 million in 2005, 2004 and 2003, respectively. Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs would have resulted in changes ranging from a reduction in such costs of approximately $16.6 million to an increase in costs of approximately $6.4 million, with an increase or decrease to net sales and income before income taxes within that range. Over the last three years, actual promotion costs have not deviated from the estimated amounts by more than 6%. Changes in estimates related to the cost of promotion programs would not have a material impact on the Company’s liquidity or capital resources.

At the time of sale, the Company estimates a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales. A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail. Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotion programs. Over the three-year period ended December 31, 2005, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales. Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $.5 million to $1.0 million. In each of the years in the three-year period ended December 31, 2005, actual costs have not deviated from the Company’s estimates by more than 1%. Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on the Company’s liquidity or capital resources.

Pension and Other Post-Retirement Benefit Plans

The Company sponsors a number of defined benefit pension plans. The principal plans are The Hershey Company Retirement Plan and The Hershey Company Retirement Plan for Hourly Employees which are cash balance plans that provide pension benefits for most domestic employees. The Company is monitoring legislative and regulatory developments regarding cash balance plans, as well as recent court cases, for any impact on its plans. The Company also sponsors two primary post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

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

Pension Plans

The net periodic pension benefits cost for the Company’s pension plans was $29.9 million, $34.4 million and $51.5 million, respectively, in 2005, 2004 and 2003. For 2006, net periodic pension benefits cost is expected to be slightly higher than 2005 primarily due to the lower 2005 discount rate, partially offset by the impact of cash contributions to the pension plans in 2005. The recognized net actuarial losses will be higher in 2006 due to the lower discount rate. Actuarial gains and losses may arise when actual experience differs from assumed experience or when the actuarial assumptions used to value the plan’s obligations are revised from time to time. The Company’s policy is to amortize only unrecognized net actuarial gains/losses in excess of 10% of the respective plan’s projected benefit obligation, or fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefits cost for 2006 is $12.3 million based on the December 31, 2005 unrecognized net actuarial loss presented in Note 13, Pension and Other Post-Retirement Benefit Plans, of $314.1 million and an amortization period of primarily between thirteen and fifteen years, the average remaining service period of active employees expected to receive benefits under the plans (“average remaining service period”). Changes to the assumed rates of participant termination, disability and retirement would impact the average remaining service period. An increase in these rates would decrease the average remaining service period and a decrease in these rates would have the opposite effect. However, changes to these assumed rates are not anticipated at this time. The 2005 recognized net actuarial loss component of net periodic pension benefits cost was $10.6 million. Projections beyond 2006 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

The Company used an average discount rate assumption of 5.7%, 6.0% and 6.3% for 2005, 2004 and 2003, respectively, in the calculation of net periodic pension benefits cost for its plans. The use of a different discount rate assumption can significantly impact net periodic pension benefits cost. A one percentage point decrease in the discount rate assumption would have increased 2005 net periodic pension benefits cost by $11.1 million and a one percentage point increase in the discount rate assumption would have decreased 2005 net periodic pension benefits cost by $10.4 million. The Company’s discount rate represents the estimated rate at which pension benefits could be effectively settled. In order to estimate this rate, the Company considers the yields of high quality securities which are generally considered to be those receiving a rating no lower than the second highest given by a recognized rating agency. The duration of such securities is reasonably comparable to the duration of the pension plan liabilities.

The Company reduced its average discount rate assumption to 5.4% for valuing obligations as of December 31, 2005, from 5.7% as of December 31, 2004, due to the declining interest rate environment. A one percentage point decrease in the discount rate assumption would have increased the December 31, 2005 pension benefits obligations by $140.7 million and a one percentage point increase in the discount rate assumption would have decreased the December 31, 2005 pension benefits obligations by $121.5 million.

Asset return assumptions of 8.5% were used in the calculation of net periodic pension benefits cost for 2005, 2004 and 2003, and the expected return on plan assets component of net periodic pension benefits cost was based on the fair market value of pension plan assets. To determine the expected return on plan assets, the Company considers the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 18 years prior to December 31, 2005 was approximately 9.6%. The actual return on assets was 7.8% during 2005, with gains during 2004 and 2003 of approximately 10.7% and 21.1%, respectively. The use of a different asset return assumption can significantly impact net periodic pension benefits cost. A one percentage point decrease in the asset return assumption would have increased 2005 net periodic pension benefits cost by $10.7 million and a one percentage point increase in the asset return assumption would have decreased 2005 net periodic pension benefits cost by $10.6 million.

The Company’s pension asset investment policies specify ranges of pension asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows: equity securities, 40%–85%; debt securities, 15%–60%; and cash and certain other investments, 0%–10%. As of December 31, 2005, the actual allocations were within the ranges. The level of volatility in pension plan asset returns is expected to be in line with the overall volatility of the markets and weightings within the asset classes disclosed.

For 2005 and 2004, minimum funding requirements for the plans were not material. However, the Company made contributions of $277.5 million in 2005 and $8.0 million in 2004 to improve the funded status. These contributions were fully tax deductible. A one percentage point change in the funding discount rate or asset return assumptions would not have changed the 2005 minimum funding requirements for the domestic plans. For 2006, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material.

Post-Retirement Benefit Plans

Other post-retirement benefits costs relate primarily to health care and life insurance benefits. Net periodic other post-retirement benefits costs for the Company sponsored plans were $24.6 million, $24.3 million and $23.9 million in 2005, 2004 and 2003, respectively. For the calculation of net periodic other post-retirement benefits costs, discount rate assumptions of 5.7%, 6.0% and 6.3% were used for 2005, 2004 and 2003, respectively. The use of a different discount rate assumption can significantly impact net periodic other post-retirement benefits costs. A one percentage point decrease in the discount rate assumption would have increased 2005 net periodic other post-retirement benefits costs by $1.2 million and a one percentage point increase in the discount rate assumption would have decreased 2005 net periodic other post-retirement benefits costs by $1.3 million.

The Company used discount rate assumptions of 5.4% and 5.7% to value the other post-retirement benefits obligations as of December 31, 2005 and 2004, respectively. A one percentage point decrease in the discount rate assumption would have increased the December 31, 2005 other post-retirement benefits obligations by $40.4 million and a one percentage point increase in the discount rate assumption would have decreased the December 31, 2005 other post-retirement benefits obligations by $34.5 million.

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “2003 Medicare Act”). The 2003 Medicare Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain prescription drug benefits offered under the Company’s post-retirement health care plans qualify for the subsidy under Medicare Part D. The Federal subsidy to be provided by the 2003 Medicare Act reduced net periodic benefits costs beginning in 2004 by approximately $3.0 million and lowered the accumulated post-retirement benefits obligation by approximately $25.2 million.

Other critical accounting policies employed by the Company include the following:

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets consist primarily of trademarks, customer-related intangible assets and patents obtained through business acquisitions. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of approximately ten years. Patents are being amortized over their remaining legal lives of approximately fifteen years.

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

Goodwill was assigned to reporting units and annual impairment tests were performed for goodwill and other intangible assets in the fourth quarters of 2003, 2004 and 2005. No impairment of assets was determined as a result of these tests.

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

The net after-tax impact of cash flow hedging derivatives on comprehensive income (loss) reflected a $6.5 million loss in 2005, a $16.3 million gain in 2004 and a $20.2 million loss in 2003. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $18.1 million, $26.1 million, and $51.9 million for 2005, 2004 and 2003, respectively, were associated with commodities futures contracts. A before-tax loss of $2.0 million resulting from hedge ineffectiveness on commodities futures contracts was recognized in cost of sales for the year ended December 31, 2005. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.4 million and $.4 million before tax for the years ended December 31, 2004 and 2003, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness. The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $3.6 million after tax as of December 31, 2005, which were principally associated with commodities futures contracts.

RETURN MEASURES

Operating Return on Average Stockholders’ Equity

The Company’s operating return on average stockholders’ equity, on a GAAP basis, was 45.7% in 2005. The Company’s adjusted operating return on average stockholders’ equity was 52.6% in 2005. For the purpose of calculating the adjusted operating return on average stockholders’ equity, earnings is defined as net income adjusted to reflect the impact of the elimination of the amortization of indefinite-lived intangibles for all years and excluding the impact of the adjustment to income tax contingency reserves on the provision for income taxes in 2004, the after-tax effect of the business realignment initiatives in 2005, 2003, 2002 and 2001, the after-tax effect of incremental expenses to explore the possible sale of the Company in 2002 and the after-tax gains on the sale of a group of the Company’s gum brands in 2003, the sale of the Luden’s throat drops business in 2001 and the sale of corporate aircraft in 2000. Over the most recent six-year period, the adjusted return has ranged from 28.8% in 2000 to 52.6% in 2005.

Operating Return on Average Invested Capital

The Company’s operating return on average invested capital, on a GAAP basis, was 23.7% in 2005. The Company’s adjusted operating return on average invested capital was 27.0% in 2005. Average invested capital consists of the annual average of beginning and ending balances of long-term debt, deferred income taxes and stockholders’ equity. For the purpose of calculating the adjusted operating return on average invested capital, earnings is defined as net income adjusted to reflect the impact of the elimination of the amortization of indefinite-lived intangibles for all years and excluding the impact of the adjustment to income tax contingency reserves on the provision for income taxes in

2004, the after-tax effect of the business realignment initiatives in 2005, 2003, 2002 and 2001, the after-tax effect of incremental expenses to explore the possible sale of the Company in 2002, the after-tax gains on the sale of a group of the Company’s gum brands in 2003, the sale of the Luden’s throat drops business in 2001, the sale of corporate aircraft in 2000, and the after-tax effect of interest on long-term debt. Over the most recent six-year period, the adjusted return has ranged from 16.0% in 2000 to 27.0% in 2005.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors on page 7 for information concerning the key risks to achieving future performance goals.

During the three years ended December 31, 2005, the Company significantly improved operating results as it implemented its strategies. Over the long-term these strategies seek to deliver average net sales growth of 3%–4% per year, 7%–9% annual growth in earnings before interest expense and income taxes (“EBIT”), improvement in EBIT margin of 90 basis points per year, and 9%–11% earnings per share-diluted (“EPS”) growth per year.

The Company expects sales growth in 2006 from benefit-driven innovation, such as the introduction of limited edition items and new products, continued expansion within the total U.S. snack market and a disciplined approach to achieving profitable growth in key global markets. The Company will continue to introduce new items and limited edition line extensions. During 2006 these will include a full year of sales for the following items that were introduced in 2005: Hershey’s Kisses brand filled with peanut butter, Ice Breakers sour mints, Hershey’s Kissables brand chocolate candies and Hershey’s caramel bar. The Company expects year-over-year net sales growth to build throughout 2006 due to the timing of new product shipments, price increases, and shifts in seasonal business early in 2005. Overall growth for the full year 2006 is expected to be somewhat above the Company’s 3%–4% long-term goal.

Geographically, net sales growth is expected to be concentrated primarily in the Americas and selected regions in Asia. The Company intends to focus on growth from its large-scale brands, expand its sales to global customers and develop region-specific business systems.

The Company expects higher input costs in 2006, particularly for commodities, transportation and employee benefits. The amount of these cost increases will be subject to changes in market conditions for costs which the Company has not fully hedged. The Company utilizes forward purchasing and commodity futures contracts and maintains a commodity procurement function to assess market fundamentals and develop procurement strategies. The Company expects to offset these cost increases through improved price realization, enhanced trade promotion efficiency, procurement strategies, continued improvements in supply chain efficiency and tight control of selling, marketing and administrative costs.

EBIT is expected to grow slightly above the long-term goal of 7%–9% in 2006, excluding items affecting comparability, as a result of net sales growth and gross margin expansion, combined with savings realized from the Company’s business realignment initiatives, along with careful control of selling, marketing and administrative costs.

EBIT margin is expected to improve by approximately 90 basis points in 2006, excluding items affecting comparability. Margin improvement is affected by various factors, including selling prices, promotional allowances, raw material costs, supply chain efficiencies and the mix of products sold in any period. During 2006, EBIT margin expansion is expected from improved price realization resulting from a combination of selling price increases and product weight changes and from increased sales to more profitable channels, such as convenience stores, mass merchandisers, drug stores and specialty stores. In addition, enhanced effectiveness in trade promotion spending focused on fewer brands with greater reach and reduced selling, marketing and administrative expenses as a percentage of sales are expected to contribute to margin expansion in 2006. Gross margin is expected to increase modestly in 2006 from improved price realization and supply chain efficiencies as the Company continues to leverage its existing manufacturing capacity and distribution infrastructure. A reduction in selling, marketing and administrative expense as a percentage of sales is anticipated from leveraging the Company’s sales force capabilities without increasing costs and from combining various administrative functions in the Company’s North American operations. These initiatives are expected to more than offset the impact of higher input costs, primarily for raw materials, transportation and employee benefits.

Net income and EPS in 2005 were unfavorably impacted by the 2005 business realignment initiatives recorded in the third and fourth quarters. Excluding the impact of the 2005 business realignment initiatives, net income and EPS are expected to increase slightly above the range of the Company’s long-term goals for the full year 2006.

The Company expects strong cash flows from operating activities in 2006. Net cash provided from operating activities is expected to exceed cash requirements for capital additions, capitalized software additions and anticipated dividend payments. The Company will continue to monitor the funded status of pension plans based on market performance and make future contributions as appropriate. The plans were sufficiently funded at the end of 2005. The Company does not anticipate significant pension plan contributions in 2006. The Company plans to repurchase approximately $575 million of its common stock in 2006 to be funded by cash provided from operations and additional borrowings.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item with respect to market risk is set forth in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 28 through 31.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Hershey Company is responsible for the financial statements and other financial information contained in this report. The Company believes that the financial statements have been prepared in conformity with U.S. generally accepted accounting principles appropriate under the circumstances to reflect in all material respects the substance of applicable events and transactions. In preparing the financial statements, it is necessary that management make informed estimates and judgments. The other financial information in this annual report is consistent with the financial statements.

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

The 2005, 2004 and 2003 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on the Company’s 2005 and 2004 financial statements is included on page 40.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, in the year ended December 31, 2005. Also, on June 30, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as discussed in Note 2.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York
February 27, 2006

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2005	2004	2003
In thousands of dollars except per share amounts

Net Sales	$4,835,974	$4,429,248	$4,172,551

Costs and Expenses:
Cost of sales	2,965,540	2,680,437	2,544,726
Selling, marketing and administrative	912,986	867,104	841,105
Business realignment and asset impairments, net	96,537	—	23,357
Gain on sale of business	—	—	(8,330)
Total costs and expenses	3,975,063	3,547,541	3,400,858

Income before Interest and Income Taxes	860,911	881,707	771,693
Interest expense, net	87,985	66,533	63,529

Income before Income Taxes	772,926	815,174	708,164
Provision for income taxes	279,682	237,273	258,849

Income before Cumulative Effect of Accounting Change	493,244	577,901	449,315
Cumulative effect of accounting change, net of $4,933 tax benefit	—	—	7,368

Net Income	$493,244	$577,901	$441,947

Earnings Per Share—Basic—Common Stock
Income before Cumulative Effect of Accounting Change	$2.07	$2.33	$1.75
Cumulative Effect of Accounting Change, net of $.02 Tax Benefit	—	—	.03
Net Income	$2.07	$2.33	$1.72

Earnings Per Share—Basic—Class B Common Stock
Income before Cumulative Effect of Accounting Change	$1.87	$2.12	$1.58
Cumulative Effect of Accounting Change, net of $.02 Tax Benefit	—	—	.03
Net Income	$1.87	$2.12	$1.55

Earnings Per Share—Diluted
Income before Cumulative Effect of Accounting Change	$1.99	$2.25	$1.70
Cumulative Effect of Accounting Change, net of $.02 Tax Benefit	—	—	.03
Net Income	$1.99	$2.25	$1.67

Cash Dividends Paid Per Share:
Common Stock	$.9300	$.8350	$.7226
Class B Common Stock	.8400	.7576	.6526

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$67,183	$54,837
Accounts receivable—trade	559,289	408,930
Inventories	610,284	557,180
Deferred income taxes	78,196	61,756
Prepaid expenses and other	93,988	114,991
Total current assets	1,408,940	1,197,694
Property, Plant and Equipment, Net	1,659,138	1,682,698
Goodwill	487,338	463,947
Other Intangibles	142,626	125,233
Other Assets	597,194	343,212
Total assets	$4,295,236	$3,812,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$167,812	$148,686
Accrued liabilities	507,843	469,185
Accrued income taxes	23,453	42,280
Short-term debt	819,059	343,277
Current portion of long-term debt	56	279,043
Total current liabilities	1,518,223	1,282,471
Long-term Debt	942,755	690,602
Other Long-term Liabilities	412,929	383,379
Deferred Income Taxes	400,253	319,230
Total liabilities	3,274,160	2,675,682
Stockholders’ Equity:
Preferred Stock, shares issued: none in 2005 and 2004	—	—
Common Stock, shares issued: 299,083,266 in 2005 and 299,060,235 in 2004	299,083	299,060
Class B Common Stock, shares issued: 60,818,478 in 2005 and 60,841,509 in 2004	60,818	60,841
Additional paid-in capital	252,374	171,413
Unearned ESOP compensation	(3,193)	(6,387)
Retained earnings	3,646,179	3,374,170
Treasury—Common Stock shares, at cost: 119,377,690 in 2005 and 113,313,827 in 2004	(3,224,863)	(2,762,304)
Accumulated other comprehensive (loss) income	(9,322)	309
Total stockholders’ equity	1,021,076	1,137,102
Total liabilities and stockholders’ equity	$4,295,236	$3,812,784

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2005	2004	2003
In thousands of dollars

Cash Flows Provided from (Used by)
Operating Activities
Net income	$493,244	$577,901	$441,947
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	218,032	189,665	180,567
Stock-based compensation expense, net of tax of $19,716, $16,399 and $11,677, respectively	34,449	28,406	20,226
Deferred income taxes	71,038	(74,570)	33,500
Gain on sale of business, net of tax of $2,624	—	—	(5,706)
Business realignment initiatives, net of tax of $44,975 and $9,988, respectively	74,021	—	15,488
Cumulative effect of accounting change, net of tax of $4,933	—	—	7,368
Contributions to pension plans	(277,492)	(8,020)	(120,252)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	(149,032)	17,319	(36,636)
Inventories	(51,204)	(40,043)	9,095
Accounts payable	16,715	(11,266)	7,715
Other assets and liabilities	31,991	108,362	31,157
Net Cash Provided from Operating Activities	461,762	787,754	584,469

Cash Flows Provided from (Used by)
Investing Activities
Capital additions	(181,069)	(181,728)	(218,650)
Capitalized software additions	(13,236)	(14,158)	(18,404)
Business acquisitions	(47,074)	(166,859)	—
Proceeds from divestitures	2,713	—	20,049
Net Cash (Used by) Investing Activities	(238,666)	(362,745)	(217,005)

Cash Flows Provided from (Used by)
Financing Activities
Net change in short-term borrowings	475,582	331,245	897
Long-term borrowings	248,318	—	3,194
Repayment of long-term debt	(278,236)	(883)	(18,633)
Cash dividends paid	(221,235)	(205,747)	(184,686)
Exercise of stock options	81,632	79,634	55,120
Excess tax benefits from exercise of stock options	20,186	9,696	8,474
Repurchase of Common Stock	(536,997)	(698,910)	(414,780)
Net Cash (Used by) Financing Activities	(210,750)	(484,965)	(550,414)
Increase (decrease) in Cash and Cash Equivalents	12,346	(59,956)	(182,950)
Cash and Cash Equivalents as of January 1	54,837	114,793	297,743
Cash and Cash Equivalents as of December 31	$67,183	$54,837	$114,793

Interest Paid	$88,077	$66,151	$65,347
Income Taxes Paid	206,704	289,607	207,672

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2003	$—	$149,528	$30,422	$105,717	$(12,774)	$2,924,706	$(1,808,227)	$21,071	$1,410,443
Net income						441,947			441,947
Other comprehensive (loss)								(32,156)	(32,156)
Comprehensive income									409,791
Dividends:
Common Stock, $.7226 per share						(144,985)			(144,985)
Class B Common Stock, $.6526 per share						(39,701)			(39,701)
Incentive plan transactions				455			4,522		4,977
Stock-based compensation				22,741					22,741
Exercise of stock options				1,519			67,788		69,307
Employee stock ownership trust/benefits transactions				1,467	3,194		3,256		7,917
Repurchase of Common Stock							(414,780)		(414,780)
Balance as of December 31, 2003	—	149,528	30,422	131,899	(9,580)	3,181,967	(2,147,441)	(11,085)	1,325,710
Net income						577,901			577,901
Other comprehensive income								11,394	11,394
Comprehensive income									589,295
Dividends:
Common Stock, $.835 per share						(159,658)			(159,658)
Class B Common Stock, $.7576 per share						(46,089)			(46,089)
Two-for-one stock split		149,529	30,422			(179,951)			—
Conversion of Class B Common Stock into Common Stock		3	(3)						—
Incentive plan transactions				36			1,609		1,645
Stock-based compensation				14,934					14,934
Exercise of stock options				23,248			81,482		104,730
Employee stock ownership trust/benefits transactions				1,296	3,193		956		5,445
Repurchase of Common Stock							(698,910)		(698,910)
Balance as of December 31, 2004	—	299,060	60,841	171,413	(6,387)	3,374,170	(2,762,304)	309	1,137,102
Net income						493,244			493,244
Other comprehensive (loss)								(9,631)	(9,631)
Comprehensive income									483,613
Dividends:
Common Stock, $.93 per share						(170,147)			(170,147)
Class B Common Stock, $.84 per share						(51,088)			(51,088)
Conversion of Class B Common Stock into Common Stock		23	(23)						—
Incentive plan transactions				236			1,161		1,397
Stock-based compensation				31,117					31,117
Exercise of stock options				49,406			73,258		122,664
Employee stock ownership trust/benefits transactions				202	3,194		19		3,415
Repurchase of Common Stock							(536,997)		(536,997)
Balance as of December 31, 2005	$—	$299,083	$60,818	$252,374	$(3,193)	$3,646,179	$(3,224,863)	$(9,322)	$1,021,076

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies employed by the Company are discussed below and in other notes to the consolidated financial statements.

Items Affecting Comparability

Certain reclassifications have been made to prior year amounts to conform to the 2005 presentation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest. The Company adopted SFAS No. 123R in the fourth quarter of 2005 and applied the modified retrospective application method to all prior years for which Statement of Financial Accounting Standards No. 123 was effective. Accordingly, consolidated financial statements for all prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash subsequent to December 31, 1994. The impact of SFAS No. 123R decreased net income by $21.7 million, $13.0 million and $15.6 million, or $.09, $.05 and $.06 per share-diluted, in 2005, 2004 and 2003, respectively. The impact in 2005 included $2.4 million after tax, or $.01 per share-diluted, in business realignment charges.

Adjustments requiring increases (decreases) to assets, liabilities and stockholders’ equity resulting from the adoption of SFAS No. 123R were as follows:

December 31,	2004	2003	2002
In thousands of dollars
Current deferred income taxes	$15,253	$4,611	$6,405
Total assets	$15,253	$4,611	$6,405
Accrued liabilities	$(2,911)	$(2,654)	$(1,634)
Other long-term liabilities	(19,977)	(10,917)	(10,228)
Deferred income taxes	(9,659)	(27,662)	(20,473)
Total liabilities	(32,547)	(41,233)	(32,335)
Additional paid-in capital	142,799	127,865	105,124
Retained earnings	(94,999)	(82,021)	(66,384)
Total stockholders’ equity	47,800	45,844	38,740
Total liabilities and stockholders’ equity	$15,253	$4,611	$6,405

The consolidated financial statements include the impact of the Company’s business realignment initiatives as described in Note 4. Cost of sales included pre-tax charges resulting from the business realignment initiatives of $22.5 million and $2.1 million for the years ended December 31, 2005 and 2003, respectively.

The Company’s effective income tax rate was 36.2% in 2005, 29.1% in 2004 and 36.6% in 2003. The effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with business realignment charges. The effective income tax rate for 2004 is not comparable with the effective income tax rates for 2005 and 2003 because the Company’s provision for income taxes was benefited by a $61.1 million adjustment recorded in 2004 to income tax contingency reserves. The non-cash reduction of income tax expense resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of income tax reserves by $73.7 million reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation No. 46”). Interpretation No. 46 addresses consolidation by business enterprises of special-purpose entities (“SPEs”) to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. The Company adopted Interpretation No. 46 as of June 30, 2003. Additional information regarding the adoption of Interpretation No. 46 is contained in Note 2, Cumulative Effect of Accounting Change.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset.

The Company assesses asset retirement obligations on a periodic basis. The fair value of a liability for an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of approximately ten years. Patents are being amortized over their remaining legal lives of approximately fifteen years.

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

Research and Development

The Company expenses research and development costs as incurred. Research and development expense was $22.6 million, $23.2 million and $24.5 million in 2005, 2004 and 2003, respectively, and is included in selling, marketing and administrative expenses.

Advertising

The Company expenses advertising costs as incurred. Advertising expense included in selling, marketing and administrative expenses was $125.0 million, $137.9 million and $145.4 million in 2005, 2004 and 2003, respectively. No prepaid advertising expense was recorded as of December 31, 2005. Prepaid advertising as of December 31, 2004, was $1.5 million.

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

The unamortized amount of capitalized software as of December 31, 2005 and 2004 was $34.4 million and $36.1 million, respectively. Software costs are amortized using the straight-line method over the expected life of the software. Accumulated amortization of capitalized software was $130.8 million and $116.5 million as of December 31, 2005 and 2004, respectively.

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

3.    ACQUISITIONS AND DIVESTITURES

In August 2005, the Company acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Joseph Schmidt is known for its artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. These products are sold in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California.

Also, in August 2005, the Company completed the acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the country. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million, with the final amount subject to upward adjustment not to exceed $61.1 million to be determined based upon actual sales growth through 2007. Together, these companies have combined annual sales of approximately $25 million.

In December 2004, the Company acquired Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for $127.8 million. Mauna Loa is the leading processor and marketer of macadamia snacks with annual sales of approximately $80 million.

In October 2004, the Company’s Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top sugar confectionery companies, for $39.0 million. This business has annual sales of over $30 million. Included in the acquisition was the Pelón Pelo Rico brand.

Results subsequent to the dates of acquisition were included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

In October 2005, the Company completed the sale of its Mr. Freeze freeze pops business in Canada for $2.7 million. There was no significant gain or loss on the transaction.

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

4.    BUSINESS REALIGNMENT INITIATIVES

In July 2005, the Company announced initiatives intended to advance its value-enhancing strategy. The Company also announced that it would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with the initiatives. Of the total pre-tax charge, approximately $80 million will be incurred in connection with a U.S. Voluntary Workforce Reduction Program (“VWRP”), approximately $41 million will be incurred in connection with facility rationalization and approximately $24 million will be incurred in connection with streamlining and restructuring the Company’s international operations, including a Canadian VWRP.

During the second half of 2005, the Company recorded charges totaling $119.0 million associated with the initiatives. The charges of $119.0 million consisted of a $96.5 million business realignment charge and $22.5 million recorded in cost of sales (together, the “2005 business realignment initiatives”). The business realignment charge included $69.5 million related to the U.S. VWRP, $12.8 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant and $14.2 million related to streamlining the Company’s international operations, primarily associated with costs for the Canadian VWRP. The business realignment charge included $8.3 million for involuntary termination benefits primarily for Las Piedras plant employees. The $22.5 million recorded in cost of sales resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility. The Company believes that the 2005 business realignment initiatives will be fully completed by December 31, 2006.

Changes in liabilities recorded for the business realignment initiatives were as follows:

Accrued Liabilities	Balance 10/02/05	Fourth Quarter Utilization	New charges during Fourth Quarter	Balance 12/31/05
In thousands of dollars

VWRP	$33,726	$(5,650)	$3,807	$31,883
Facility rationalization	4,725	(6,615)	1,890	—
Streamline international operations	5,390	(890)	1,388	5,888
Total	$43,841	$(13,155)	$7,085	$37,771

During 2003, the Company executed a number of initiatives continuing its value-enhancing strategy. These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization. These actions resulted in a net charge of approximately $17.2 million, or $.04 per share-diluted. The $17.2 million net charge consisted of the write-off of certain inventories of $2.1 million included in cost of sales, a net business realignment and asset impairments charge of

$23.4 million and an $8.3 million net gain resulting from the divestiture of certain brands (together, the “2003 business realignment initiatives”).

The net business realignment and asset impairments charge of $23.4 million consisted of early retirement and involuntary termination costs of $10.0 million, sales office closing and relocation costs of $7.3 million, fixed asset impairment charges of $5.7 million, equipment removal costs of $.7 million and a net gain of $.3 million relating to the elimination of non-strategic brands and products. In determining the fixed asset impairment losses, fair value was estimated based on the expected sales proceeds. Cash payments during 2004 reduced the liability balance to $3.9 million as of December 31, 2004. Cash payments during 2005 reduced the liability balance to $1.3 million.

Arising out of the 2003 business realignment initiatives, eight former employees of the Company filed a complaint in federal court in Colorado alleging the Company discriminated against them on the basis of age. The trial of these claims is scheduled to begin in the Fall of 2006. The Company intends to vigorously defend against these claims and, based on the developments of the case to date, the Company does not consider the likelihood of a material unfavorable outcome to the Company to be probable.

5.    COMMITMENTS

The Company has entered into certain obligations for the purchase of raw materials. Purchase obligations primarily reflect forward contracts for the purchase of raw materials from third-party brokers and dealers to minimize the effect of future price fluctuations. Total obligations for each year are comprised of fixed price contracts for the purchase of commodities and unpriced contracts that have been valued using market prices as of December 31, 2005. The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. However, the variability of such costs is mitigated to the extent of the Company’s futures price cover for those periods. Accordingly, increases or decreases in market prices will be offset by gains or losses on commodity futures contracts to the extent that the unpriced contracts are hedged as of December 31, 2005 and in future periods. Taking delivery of the specific commodities for use in the manufacture of finished goods satisfies these obligations. For each of the three years in the period ended December 31, 2005, such obligations were fully satisfied by taking delivery of and making payment for the specific commodities.

As of December 31, 2005, the Company had entered into purchase agreements with various suppliers. Subject to the Company’s quality standards being met, the purchase obligations covered by these agreements aggregated approximately $977.5 million in 2006, $343.8 million in 2007, $101.2 million in 2008 and $54.8 million in 2009.

The Company has certain obligations associated with an arrangement with an SPT for the leasing of a warehouse and distribution facility discussed in Note 2, Cumulative Effect of Accounting Change.

The Company has a number of facilities which contain varying degrees of asbestos in certain locations. Current regulations do not require the Company to remove or remediate locations containing asbestos in existing facilities. However, current regulations do require that the Company handle or dispose of this type of asbestos in a special manner if such facilities undergo major renovations or are demolished. The Company does not have plans to renovate or demolish these facilities in the foreseeable future. Accordingly, the Company believes it does not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities because the settlement date or range of potential settlement dates cannot be specified and information is not available to apply an expected present value technique. The facilities are expected to be maintained by repairs and maintenance activities that would not involve the removal of asbestos.

Future minimum rental payments under non-cancelable operating leases with a remaining term in excess of one year as of December 31, 2005, totaled $58.8 million (2006—$13.1 million; 2007— $11.8 million; 2008—$10.4 million; 2009—$7.1 million; 2010—$5.5 million; 2011 and beyond—$10.9 million).

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

Interest Rate Swaps

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In December 2005, the Company entered into forward swap agreements to hedge interest rate exposure related to the anticipated $500 million of term financing to be executed during 2006. The average fixed rate on the forward swap agreements is 5.1%. In October 2003, the Company entered into interest rate swap agreements to effectively convert interest payments on long-term debt from fixed to variable rates. Interest payments on $200.0 million of 6.7% Notes due in October 2005 and $150.0 million of 6.95% Notes due in March 2007 were converted from the respective fixed rates to variable rates based on the London Interbank Offered Rate (“LIBOR”). In March 2004, the Company terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. This increase is being amortized over the remaining term of the respective long-term debt as a reduction to interest expense.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate. Payments on leases associated with the financing of construction of a warehouse and distribution facility near Hershey, Pennsylvania for $61.7 million and the financing of the purchase of a warehouse and distribution facility near Atlanta, Georgia for $18.2 million were variable based on LIBOR. The interest rate swap agreements effectively converted the variable-interest-rate payments on the leases from LIBOR to a fixed rate of 6.1%. These interest rate swap agreements expired at the end of the respective lease terms during 2005.

As previously discussed in Note 2, Cumulative Effect of Accounting Change, the Company adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of the Company’s three off-balance sheet arrangements with SPTs for the leasing of certain warehouse and distribution facilities. The consolidation of those entities resulted in the recording of long-term debt of $59.3 million and $17.5 million associated with the warehouse and distribution facilities near Hershey and Atlanta, respectively, corresponding to the aforementioned interest rate swap agreements. As of June 30, 2003, the Company designated a new hedging relationship contemporaneous with the discontinuance of the pre-existing hedging relationship due to the consolidation of the two corresponding SPTs. Prospectively, beginning on June 30, 2003, the interest rate differential on the interest rate swap agreements was classified as an adjustment to interest expense.

The variable to fixed interest rate swap agreements qualified as cash flow hedges and the notional amounts, interest rates and terms of the swap agreements were consistent with the underlying lease agreements they were intended to hedge and, therefore, there was no hedge ineffectiveness. Gains and losses on the interest rate swap agreements were included in other comprehensive income and were recognized in cost of sales in the same period as the hedged interest payments affected earnings. The fair value of forward swap agreements was a liability of $4.9 million as of December 31, 2005. The fair value of variable to fixed interest rate swap agreements was a liability of $1.7 million as of December 31, 2004. Liabilities associated with swap agreements as of December 31, 2005 and 2004 are included on the Consolidated Balance Sheets as accrued liabilities and other long-term liabilities, respectively, with the offset reflected in accumulated other comprehensive income (loss), net of income taxes.

Cash flows from interest rate swap agreements were classified as net cash provided from operating activities on the Consolidated Statements of Cash Flows. The Company’s risk related to the interest rate swap agreements was limited to the cost of replacing the agreements at prevailing market rates.

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

The fair value of foreign exchange forward contracts and options was estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange forward contracts and options was an asset of $.4 million and $4.4 million as of December 31, 2005 and 2004, respectively, included on the Consolidated Balance Sheets as other current assets with the offset reflected in accumulated other comprehensive income (loss), net of income taxes. Cash flows from foreign exchange forward contracts and options designated as hedges of foreign currency price risks associated with the purchase of equipment are classified as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows.

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

The net after-tax impact of cash flow hedging derivatives on comprehensive income (loss) reflected a $6.5 million loss in 2005, a $16.3 million gain in 2004 and a $20.2 million loss in 2003. Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of gains of $18.1 million, $26.1 million, and $51.9 million for 2005, 2004 and 2003, respectively, were associated with commodities futures contracts. A before-tax loss of $2.0 million resulting from hedge ineffectiveness on commodities futures contracts was recognized in cost of sales for the year ended December 31, 2005. Gains on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $.4 million and $.4 million before tax for the years ended December 31, 2004 and 2003, respectively. No gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness. As of December 31, 2005, the amount of net after-tax losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $3.6 million, which was primarily associated with commodities futures contracts.

7.	COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2005	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$493,244
Other comprehensive income (loss):
Foreign currency translation adjustments	$17,151	$—	17,151
Minimum pension liability adjustments, net of tax	(3,617)	1,386	(2,231)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(10,255)	3,791	(6,464)
Reclassification adjustments	(28,435)	10,348	(18,087)
Total other comprehensive loss	$(25,156)	$15,525	(9,631)
Comprehensive income			$483,613

For the year ended December 31, 2004	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$577,901
Other comprehensive income (loss):
Foreign currency translation adjustments	$21,229	$—	21,229
Minimum pension liability adjustments, net of tax	81	(32)	49
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	25,571	(9,314)	16,257
Reclassification adjustments	(41,222)	15,081	(26,141)
Total other comprehensive income	$5,659	$5,735	11,394
Comprehensive income			$589,295

For the year ended December 31, 2003	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$441,947
Other comprehensive income (loss):
Foreign currency translation adjustments	$40,938	$—	40,938
Minimum pension liability adjustments, net of tax	(1,565)	623	(942)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(31,971)	11,732	(20,239)
Reclassification adjustments	(82,012)	30,099	(51,913)
Total other comprehensive loss	$(74,610)	$42,454	(32,156)
Comprehensive income			$409,791

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

December 31,	2005	2004
In thousands of dollars
Foreign currency translation adjustments	$243	$(16,908)
Minimum pension liability adjustments	(3,360)	(1,129)
Cash flow hedges	(6,205)	18,346
Total accumulated other comprehensive (loss) income	$(9,322)	$309

8.	FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2005 and 2004, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $942.8 million as of December 31, 2005, compared with a fair value of $1,051.1 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $969.6 million as of December 31, 2004, compared with a fair value of $1,094.3 million.

As of December 31, 2005, the Company had foreign exchange forward contracts and options maturing in 2006 and 2007 to purchase $51.1 million in foreign currency, primarily Australian dollars, British sterling and euros. As of December 31, 2005, the Company did not have any foreign exchange forward contracts or options to sell foreign currencies.

As of December 31, 2004, the Company had foreign exchange forward contracts and options maturing in 2005 and 2006 to purchase $103.1 million in foreign currency, primarily Australian dollars, Canadian dollars and euros, and to sell $30.8 million in foreign currency, primarily Mexican pesos and Japanese yen, at contracted forward rates.

The fair value of foreign exchange forward contracts and options is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. The fair value of foreign exchange forward contracts and options included in prepaid expenses and other current assets was $.4 million and $4.4 million as of December 31, 2005 and 2004, respectively. The Company does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements as discussed in Note 6, Derivative Instruments and Hedging Activities.

In December 2005, the Company entered into forward swap agreements to hedge interest rate exposure related to the anticipated $500 million of term financing to be executed during 2006. The weighted average fixed rate on the forward swap agreements is 5.1%. The fair value of the forward swap agreements was a liability of $4.9 million as of December 31, 2005.

In February 2001, the Company entered into interest rate swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate of 6.1%. These interest rate swap agreements expired at the end of the respective lease terms during 2005. The fair value of variable to fixed interest rate swaps was a liability of $1.7 million as of December 31, 2004.

9.    INTEREST EXPENSE

Interest expense, net consisted of the following:

For the years ended December 31,	2005	2004	2003
In thousands of dollars

Long-term debt and lease obligations	$66,324	$66,005	$66,283
Short-term debt	23,164	4,511	935
Capitalized interest	(3)	(2,597)	(1,953)
Interest expense, gross	89,485	67,919	65,265
Interest income	(1,500)	(1,386)	(1,736)
Interest expense, net	$87,985	$66,533	$63,529

10.	SHORT-TERM DEBT

Generally, the Company’s short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In November 2004, the Company entered into a Five Year Credit Agreement (the “Credit Agreement”) with the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers. The Credit Agreement establishes an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the Lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions. Advances other than competitive bid advances may be repaid without penalty at any time prior to the last day of the Agreement. Competitive bid advances must be paid at maturity, and may not be prepaid. The Credit Agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The Credit Agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the Lenders, should the Company default in its obligations under the Credit Agreement.

In September 2005, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $300 million. The agreement expired on December 30, 2005. Funds were used for general corporate purposes. The new short-term credit facility was entered into because the Company expected borrowings to exceed $900 million for up to three months beginning in early October 2005 due to the retirement of $200 million of 10-year notes in October 2005, refinancing of certain consolidated lease arrangements, recent contributions to the Company’s pension plans, stock repurchases and seasonal working capital needs.

The Company also maintains lines of credit with domestic and international commercial banks, under which it could borrow in various currencies up to approximately $71.1 million and $60.3 million as of December 31, 2005 and 2004, respectively, at the lending banks’ prime commercial interest rates or lower. The Company had short-term foreign bank loans against its lines of credit of $18.0 million and $19.2 million as of December 31, 2005 and 2004, respectively.

The maximum amount of the Company’s short-term borrowings during 2005 was $950.8 million reflecting commercial paper borrowings primarily for the funding of seasonal working capital requirements, the refinancing of certain lease arrangements, pension plan contributions, share repurchases and business acquisitions. The weighted-average interest rates on short-term borrowings outstanding as of December 31, 2005 and 2004 were 4.3% and 2.3%, respectively.

The credit facility and lines of credit were supported by commitment fee arrangements. The average fee during 2005 was approximately 0.1% per annum of the commitment. The Company is in compliance with all covenants included in the Credit Agreement. There were no significant compensating balance agreements that legally restricted these funds.

As a result of maintaining a consolidated cash management system, the Company maintains overdraft positions in certain accounts at several banks. The Company has the contractual right of offset for the accounts with overdrafts. Such overdrafts, which were reflected as a reduction to cash and cash equivalents, were $42.4 million and $32.2 million as of December 31, 2005 and 2004, respectively.

11.    LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2005	2004
In thousands of dollars
6.7% Notes due 2005	$—	$201,187
6.95% Notes due 2007	151,176	152,184
6.95% Notes due 2012	150,000	150,000
4.85% Notes due 2015	250,000	—
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Obligations associated with consolidation of lease arrangements	38,680	115,544
Other obligations, net of unamortized debt discount	2,955	730
Total long-term debt	942,811	969,645
Less—current portion	56	279,043
Long-term portion	$942,755	$690,602

Maturities of obligations associated with consolidation of lease arrangements are $38.7 million in 2007. Aggregate annual maturities during the next five years are: 2006, $.1 million; 2007, $190.0 million; 2008, $.1 million; 2009, $.1 million; and 2010, $.1 million. The Company’s debt is principally unsecured and of equal priority. None of the debt is convertible into stock of the Company. The Company is in compliance with all covenants included in the related debt agreements.

12.    INCOME TAXES

The provision for income taxes was as follows:

For the years ended December 31,	2005	2004	2003
In thousands of dollars
Current:
Federal	$184,271	$267,645	$204,602
State	12,326	39,835	21,318
Foreign	12,047	4,363	(571)
Current provision for income taxes	208,644	311,843	225,349
Deferred:
Federal	53,265	(52,987)	18,159
State	18,799	(26,731)	5,520
Foreign	(1,026)	5,148	9,821
Deferred income tax provision (benefit)	71,038	(74,570)	33,500
Total provision for income taxes	$279,682	$237,273	$258,849

A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues were concluded during the second quarter of 2004. Based upon the results of the audits, the income tax contingency reserves were adjusted resulting in a reduction of income tax reserves by $73.7 million, reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets as of December 31, 2005 and 2004 by $42.1 million and $24.7 million, respectively. Such income tax benefits were credited to additional paid-in capital.

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2005	2004
In thousands of dollars
Deferred tax assets:
Post-retirement benefit obligations	$111,864	$103,959
Accrued expenses and other reserves	133,689	102,585
Stock-based compensation	38,795	34,016
Accrued trade promotion reserves	5,413	27,220
Other	15,763	25,118
Total deferred tax assets	305,524	292,898
Deferred tax liabilities:
Property, plant and equipment, net	275,030	289,410
Pension	224,161	128,605
Acquired intangibles	43,479	11,963
Inventories	33,435	34,314
Other	51,476	86,080
Total deferred tax liabilities	627,581	550,372
Net deferred tax liabilities	$322,057	$257,474
Included in:
Current deferred tax assets, net	$(78,196)	$(61,756)
Non-current deferred tax liabilities, net	400,253	319,230
Net deferred tax liabilities	$322,057	$257,474

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 7, Comprehensive Income.

The following table reconciles the Federal statutory income tax rate with the Company’s effective income tax rate:

For the years ended December 31,	2005	2004	2003
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.6	2.6	2.6
Qualified production income deduction	(.9)	—	—
Settlement of prior years’ tax audits	—	(7.3)	—
Puerto Rico operations	(.6)	(.4)	(.8)
Other, net	.1	(.8)	(.2)
Effective income tax rate	36.2%	29.1%	36.6%

Included with the purchase of the Nabisco gum and mint business in December 2000, was a U.S. Internal Revenue Code (“IRC”) Section 936 company with a subsidiary operating in Las Piedras, Puerto Rico. The operating income of this subsidiary is subject to a lower income tax rate in both the United States and Puerto Rico. The IRC Section 936 company was sold by the Company in December 2005.

The effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with the business realignment charges.

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

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “2003 Medicare Act”). The 2003 Medicare Act introduced a prescription drug benefit under Medicare (“Medicare Part D”) as well as a Federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Certain prescription drug benefits offered under the Company’s post-retirement health care plans qualify for the subsidy under Medicare Part D.

A summary of the changes in benefit obligations and plan assets as of December 31, 2005 and 2004 is presented below:

	Pension Benefits		Other Benefits
December 31,	2005	2004	2005	2004
In thousands of dollars

Change in benefits obligation
Benefits obligation at beginning of year	$972,073	$893,159	$328,799	$328,263
Service cost	49,065	43,296	5,149	4,898
Interest cost	55,181	52,551	18,115	18,335
Amendments	2,275	3,541	960	1,479
Actuarial loss (gain)	79,903	34,826	15,221	(2,748)
Special termination benefits	22,790	—	1,910	—
Curtailment (gain) loss	(6,319)	—	8,092	—
Other	3,598	6,093	780	775
Benefits paid	(62,352)	(61,393)	(23,148)	(22,203)
Benefits obligation at end of year	1,116,214	972,073	355,878	328,799

Change in plan assets
Fair value of plan assets at beginning of year	974,045	927,658	—	—
Actual return on plan assets	81,494	95,158	—	—
Employer contribution	277,492	8,020	23,148	22,203
Other	2,548	4,602	—	—
Benefits paid	(62,352)	(61,393)	(23,148)	(22,203)
Fair value of plan assets at end of year	1,273,227	974,045	—	—
Funded status	157,013	1,972	(355,878)	(328,799)
Unrecognized transition asset	48	444	—	—
Unrecognized prior service cost	37,582	40,379	(2,653)	(5,155)
Unrecognized net actuarial loss	314,071	243,859	84,704	71,716
Intangible asset	(1,447)	—	—	—
Accumulated other comprehensive loss	(5,395)	(1,878)	—	—
Prepaid (Accrued) benefits cost	$501,872	$284,776	$(273,827)	$(262,238)

The impact of the 2003 Medicare Act, included in actuarial loss (gain), reduced the accumulated post-retirement benefits obligation by approximately $25.2 million as of December 31, 2004, which was substantially offset by the impact of the lower discount rate assumption.

Weighted-average assumptions used to determine benefit obligation as of December 31:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Discount rate	5.4%	5.7%	5.4%	5.7%
Rate of increase in compensation levels	4.8%	4.9%	N/A	N/A

For measurement purposes as of December 31, 2005, a 10.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006, grading down to 5.25% by 2010. For measurement purposes as of December 31, 2004, a 12.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005, grading down to 5.25% by 2010.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2005	2004	2005	2004
In thousands of dollars
Prepaid expenses and other	$14,867	$22,854	$—	$—
Other assets	552,402	299,466	—	—
Accrued liabilities	(8,872)	(48)	(26,992)	(30,302)
Other long-term liabilities	(51,130)	(35,618)	(246,835)	(231,936)
Accumulated other comprehensive loss	(5,395)	(1,878)	—	—
Net amount recognized	$501,872	$284,776	$(273,827)	$(262,238)

The accumulated benefit obligation for all defined benefit pension plans was $1,054,742 and $883,694 as of December 31, 2005 and 2004, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

December 31,	2005	2004
In thousands of dollars
Projected benefit obligation	$187,911	$48,178
Accumulated benefit obligation	149,840	41,366
Fair value of plan assets	91,140	167

Included in the projected benefit obligation and accumulated benefit obligation and fair value of plan assets amounts were $109.7 million, $80.5 million, and $77.1 million, respectively, primarily for the pension plans associated with the Company’s business in Canada, whose accumulated benefits exceeded the amount of their assets as of December 31, 2005. As of December 31, 2004, pension assets for Canadian pension plans exceeded the amount of their accumulated benefits obligations.

Contributions totaling $277.5 million and $8.0 million were made to the Company’s pension plans during 2005 and 2004, respectively, primarily to improve the funded status of the plans. For 2006, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material.

The higher unrecognized net actuarial loss for pension benefits as of December 31, 2005, was due primarily to the reduced discount rate assumption. The asset return assumption of 8.5% for 2005 and 2004 was based on the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 18 years prior to December 31, 2005, was approximately 9.6%.

A minimum pension liability adjustment is required when the actuarial present value of accumulated plan benefits exceeds plan assets and accrued pension liabilities. Minimum liability adjustments of $3.6 million and $.1 million, net of deferred tax benefits, were recorded in 2005 and 2004, respectively, as a component of other comprehensive income (loss) and reported in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

A summary of the components of net periodic benefits cost for the years ended December 31, 2005, 2004 and 2003 is presented below:

	Pension Benefits			Other Benefits
For the years ended December 31,	2005	2004	2003	2005	2004	2003
In thousands of dollars
Components of net periodic benefits cost
Service cost	$49,065	$43,296	$39,096	$5,149	$4,898	$3,712
Interest cost	55,181	52,551	50,951	18,115	18,335	18,653
Expected return on plan assets	(90,482)	(76,438)	(59,557)	—	—	—
Amortization of prior service cost	4,380	4,245	4,486	(1,279)	(1,507)	(1,654)
Amortization of unrecognized transition balance	392	139	(331)	—	—	—
Recognized net actuarial loss	10,611	9,812	16,377	2,639	2,554	3,171
Administrative expenses	782	773	517	—	—	—
Net periodic benefits cost	29,929	34,378	51,539	24,624	24,280	23,882
Special termination benefits	22,792	—	3,383	1,910	—	539
Curtailment loss	785	—	28	7,874	—	—
Settlement loss	—	—	7	—	—	—
Total amount reflected in earnings	$53,506	$34,378	$54,957	$34,408	$24,280	$24,421

The Federal subsidy to be provided by the 2003 Medicare Act reduced net periodic benefits costs in 2004 by approximately $3.0 million, which was substantially offset by the impact of the lower discount rate. The Special Termination benefits charge and Curtailment Loss recorded during 2005, were associated with the Voluntary Workforce Reduction Programs which are described in more detail in Note 4, Business Realignment Initiatives.

A summary of the weighted-average assumptions used to determine net periodic benefits cost is as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2005	2004	2003	2005	2004	2003
In thousands of dollars except percents
Discount rate	5.7%	6.0%	6.3%	5.7%	6.0%	6.3%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.8%	4.9%	4.9%	N/A	N/A	N/A
Additional information:
Decrease (increase) in minimum liability included in other comprehensive (loss) income	$(3,617)	$81	$(1,565)	N/A	N/A	N/A

The Company’s pension plan asset target allocation for 2006 and the actual allocation as of December 31, 2005 and 2004 are as follows:

		Percentage of Plan Assets as of December 31,
Asset Category	Target Allocation 2006	2005	2004
Equity securities	40–85%	74%	75%
Debt securities	15–60	24	24
Other	0–10	2	1
Total		100%	100%

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

The following table summarizes the Company’s future benefits payments by year:

	Payments Due by Year
	In thousands of dollars
	2006	2007	2008	2009	2010	2011–2015
Pension benefits	$68,221	$82,495	$64,813	$62,160	$57,512	$432,734
Other benefits	31,002	32,048	30,078	30,923	31,500	158,411

The Company has two post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

In 2005, the Special Termination Benefits and Curtailment Loss were related to the early retirement program which was a component of the 2005 business realignment initiatives, described more fully in Note 4, Business Realignment Initiatives. The early retirement program provided enhanced pension and retiree medical benefits with pre-tax costs of $23.6 million and $9.8 million, respectively.

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

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1 Percentage Point Increase	1 Percentage Point (Decrease)
In thousands of dollars
Effect on total service and interest cost components	$1,272	$(1,009)
Effect on post-retirement benefit obligation	12,726	(10,664)

14.	EMPLOYEE STOCK OWNERSHIP TRUST

The Company’s employee stock ownership trust (“ESOP”) serves as the primary vehicle for contributions to its existing Employee Savings Stock Investment and Ownership Plan for participating domestic salaried and hourly employees. In December 1991, the ESOP was funded by a 15-year, 7.75% loan of $47.9 million from the Company. During 2005 and 2004, the ESOP received a combination of dividends on unallocated shares and contributions from the Company equal to the amount required to meet its principal and interest payments under the loan. Simultaneously, the ESOP allocated to participants 318,351 shares of Common Stock each year. As of December 31, 2005, the ESOP held 2,558,256 allocated shares and 318,344 unallocated shares. All ESOP shares are considered outstanding for income per share computations.

The Company recognized net compensation expense equal to the shares allocated multiplied by the original cost of $10.03 per share less dividends received by the ESOP on unallocated shares. Compensation expense (income) related to the ESOP for 2005, 2004 and 2003 was $.4 million, $(.1) million and $1.6 million, respectively. Dividends paid on unallocated ESOP shares for 2005, 2004 and 2003 were $.5 million, $.7 million and $.8 million, respectively. Dividends paid on all ESOP shares are recorded as a reduction to retained earnings. The unearned ESOP compensation balance in stockholders’ equity represented deferred compensation expense to be recognized by the Company in 2006 as remaining shares are allocated to participants.

15.	CAPITAL STOCK AND NET INCOME PER SHARE

As of December 31, 2005, the Company had 1,055,000,000 authorized shares of capital stock. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock, each class having a par value of one dollar per share. As of December 31, 2005, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 240,524,054 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the three-year period ended December 31, 2005.

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

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2005 and 2004, a total of 23,031 shares and 2,683 shares, respectively, of Class B Stock were converted into Common Stock.

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

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held a total of 14,019,366 shares of the Common Stock, and as Trustee for the benefit of Milton Hershey School, held 60,612,012 shares of the Class B Stock as of December 31, 2005, and was entitled to cast approximately 78.7% of the total votes of both classes of the Company’s common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of the Company.

Changes in outstanding Common Stock for the past three years were:

For the years ended December 31,	2005	2004	2003

Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(113,313,827)	(100,842,278)	(91,461,470)
Stock repurchases:
Repurchase programs and privately negotiated transactions	(4,153,228)	(13,914,089)	(9,848,400)
Stock options and benefits	(4,859,403)	(1,898,411)	(2,410,224)
Stock issuances:
Stock options and benefits	2,948,768	3,340,951	2,877,816
Treasury shares at end of year	(119,377,690)	(113,313,827)	(100,842,278)
Net shares outstanding at end of year	240,524,054	246,587,917	259,059,466

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2005	2004	2003
In thousands except per share amounts

Net income	$493,244	$577,901	$441,947
Weighted-average shares—Basic
Common Stock	183,747	193,037	201,768
Class B Stock	60,821	60,844	60,844
Total weighted-average shares—Basic	244,568	253,881	262,612
Effect of dilutive securities:
Employee stock options	3,336	2,809	1,826
Performance and restricted stock units	388	244	94
Weighted-average shares—Diluted	248,292	256,934	264,532
Earnings Per Share—Basic
Common Stock	$2.07	$2.33	$1.72
Class B Stock	$1.87	$2.12	$1.55
Earnings Per Share—Diluted	$1.99	$2.25	$1.67

For the years ended December 31, 2005, 2004 and 2003, 2.0 million, .1 million and 6.2 million stock options, respectively, were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year and, therefore, the effect would have been antidilutive.

16.	STOCK COMPENSATION PLANS

As of December 31, 2005, the Company had two share-based employee compensation plans, which are described below, and a Director’s compensation plan. The compensation cost that was charged against income for those plans was $58.1 million, $44.8 million and $31.9 million for 2005, 2004 and 2003, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $21.3 million, $16.4 million, and $11.7 million for 2005, 2004 and 2003, respectively. The 2005 compensation cost and income tax benefit amounts include $3.9 million and $1.6 million, respectively, for the impact of accelerated vesting of stock options relating to employees exiting the Company in 2005 under the terms of the VWRP which is more fully described in Note 4, Business Realignment Initiatives. The accelerated vesting affected less than 100 employees.

The long-term portion of the Key Employee Incentive Plan (“Incentive Plan”) provides for grants to executives and key employees of stock-based compensation awards of one or more of the following: non-qualified stock options (“stock options”), performance stock units, stock appreciation rights and restricted stock units. The Incentive Plan also provides for the deferral of performance stock unit and restricted stock unit awards by participants. As of December 31, 2005, 38.0 million shares were authorized and approved by the Company’s stockholders for grants under the long-term portion of the Incentive Plan.

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

The fair value of each option grant is estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yields of 1.7%, 2.0% and 2.0%; expected volatility of 25%, 26% and 28%; risk-free interest rates of 3.9%, 3.7% and 3.6%; and expected lives of 6.5 years, 6.5 years and 6.4 years. The calculation of dividend yields was based on the sum of dividends declared for the most recent four quarterly periods, divided by the estimated average price of the Company’s Common Stock for the comparable periods. The calculation of expected volatility was based on the historical volatility of the Company’s Common Stock over the expected term of each grant, except for the period during 2002 when unusual volatility resulted from the exploration of the possible sale of the Company. The risk-free interest rate for periods within the contractual life of the option was based on the U.S. Treasury yield curve in effect at the time of grant. The expected lives were based primarily on historical data representing the period of time that options granted were outstanding.

Stock Options

The exercise price of each option equals the market price of the Company’s Common Stock on the date of grant (determined as the closing price of the Common Stock on the New York Stock Exchange on the trading day immediately preceeding the date the stock options were granted). Each option has a maximum term of ten years. Options granted under the Incentive Plan prior to December 31, 1999, vest at the end of the second year after grant. In 2000, the terms and conditions of the grants were changed to provide for pro-rated vesting over four years for options granted subsequent to December 31, 1999. Compensation cost charged against income for stock options was $38.2 million, $23.8 million and $25.0 million for 2005, 2004 and 2003, respectively. The 2005 compensation cost included $3.9 million for the impact of the modification of stock option grants resulting in accelerated vesting of stock options relating to employees exiting the Company in 2005 under the terms of the VWRP. An additional $4.6 million was also recorded to reflect expense recognition for 2005 stock option grants over the substantive service period rather than the vesting period which had been used for prior grants. The substantive service period is the period from the grant date to the date on which an employee becomes retirement-eligible.

A summary of the status of the Company’s stock options as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	14,909,536	$32.82	14,142,318	$28.73	13,929,124	$26.49
Granted	2,051,255	$61.49	4,013,900	$41.25	2,945,850	$32.60
Exercised	(2,898,419)	$28.14	(3,241,948)	$24.58	(2,580,706)	$21.00
Forfeited	(337,259)	$43.54	(4,734)	$33.81	(151,950)	$29.34
Outstanding at end of year	13,725,113	$37.83	14,909,536	$32.82	14,142,318	$28.73
Options exercisable at year-end	7,001,941	$30.86	7,272,885	$28.03	7,474,162	$26.34
Weighted-average fair value of options granted during the year (per share)	$16.90		$10.67		$8.87

The total intrinsic value of options exercised during 2005, 2004 and 2003 was $91.8 million, $62.7 million and $32.5 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of December 31, 2005, was $251.5 million and $171.4 million, respectively.

As of December 31, 2005, there was $50.1 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/05	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/05	Weighted- Average Exercise Price
$16.53–32.25	5,050,696	4.8	$28.19	3,950,997	$27.07
$32.31–37.76	4,980,787	6.8	$35.55	2,830,673	$34.64
$37.84–64.65	3,693,630	8.9	$54.09	220,271	$50.36
$16.53–64.65	13,725,113	6.6	$37.83	7,001,941	$30.86

Performance Stock Units and Restricted Stock Units

Under the long-term portion of the Incentive Plan, each February the Company grants selected executives and other key employees performance stock units whose vesting is contingent upon the achievement of certain performance objectives. If at the end of the applicable three-year performance cycle targets for financial measures are met, the full number of shares is awarded to the participants. The performance scores for 2005 grants of performance stock units can range from 0% to 250% of the targeted amounts. Restricted stock units were awarded in 2005, 2004 and 2003 under the long-term portion of the Incentive Plan to certain executive officers and other key employees. Restricted stock units were also awarded quarterly to non-employee directors of the Company as part of the Directors’ Compensation Plan. The compensation amount charged against income for performance and restricted stock units was $19.9 million, $21.0 million and $6.9 million for 2005, 2004 and 2003, respectively. The compensation cost associated with the performance stock units is recognized ratably over the three-year term based on the year-end market value of the stock, except for the 2003 grants. An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death. The compensation cost for the 2003 grants is being recognized over a period from three to six years based on grant date fair value. The compensation cost associated with employee restricted stock units is recognized over a specified restriction period based on the year-end market value of the stock. Upon adoption of SFAS No. 123R in the fourth quarter of 2005, the Company elected to begin recognizing expense for employee restricted stock units granted after 2004 based on the straight-line method for the entire award. The straight-line method for each separately vesting portion of the award had been used for prior grants. The impact of the change was not material. The compensation cost associated with non-employee director restricted stock units is recognized at the grant date.

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2005	2004	2003
Units granted	241,887	332,162	228,224
Weighted-average fair value at date of grant	$57.21	$40.53	$33.17

A summary of the status of the Company’s performance stock units and restricted stock units as of December 31, 2005, and the change during 2005 is presented below:

Performance Stock Units and Restricted Stock Units	2005	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,046,499	$47.57
Granted	241,887	$57.21
Performance assumption change	176,725	$44.42
Vested	(222,759)	$55.74
Forfeited	(50,985)	$51.28
Outstanding at end of year	1,191,367	$47.01

As of December 31, 2005, there was $21.2 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of share-based liabilities paid combined with the fair value of shares vested during 2005, 2004 and 2003 was $12.4 million, $3.9 million and $6.9 million, respectively.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 692,023 units as of December 31, 2005.

No stock appreciation rights were outstanding as of December 31, 2005.

17.	SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, the Company extends credit to customers that satisfy pre-defined credit criteria. The Company’s primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, which accounted for approximately 20.3% of the Company’s total accounts receivable as of December 31, 2005. As of December 31, 2005, no other customer accounted for more than 10% of the Company’s total accounts receivable and the Company believes that it has little concentration of credit risk associated with the remainder of its customer base. Receivables, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $19.4 million and $17.6 million as of December 31, 2005 and 2004, respectively.

Inventories

The Company values the majority of its inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $380.9 million and $369.9 million as of December 31, 2005 and 2004, respectively, and inventories were stated at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2005	2004
In thousands of dollars
Raw materials	$202,826	$166,813
Goods in process	92,923	70,440
Finished goods	385,798	384,094
Inventories at FIFO	681,547	621,347
Adjustment to LIFO	(71,263)	(64,167)
Total inventories	$610,284	$557,180

Property Plant and Equipment

Property, plant and equipment balances included construction in progress of $73.1 million and $74.8 million as of December 31, 2005 and 2004, respectively. Major classes of property, plant and equipment were as follows:

December 31,	2005	2004
In thousands of dollars
Land	$81,672	$84,563
Buildings	699,899	688,642
Machinery and equipment	2,676,845	2,595,997
Property, plant and equipment, gross	3,458,416	3,369,202
Accumulated depreciation	(1,799,278)	(1,686,504)
Property, plant and equipment, net	$1,659,138	$1,682,698

Accelerated depreciation of property, plant and equipment of $21.8 million was recorded as a result of asset impairments associated with the Company’s business realignment initiatives relating to facility rationalization recorded in the second half of 2005. Certain real estate with a net realizable value of $5.6 million and $7.0 million was being held for sale as of December 31, 2005 and 2004, respectively. These assets were associated with the closure of facilities as part of the Company’s business realignment initiatives.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets were as follows:

December 31,	2005	2004
In thousands of dollars
Unamortized intangible assets:
Goodwill	$487,338	$463,947
Trademarks	$111,928	$100,335
Amortized intangible assets, gross:
Customer-related	27,395	18,567
Patents	8,317	8,317
Total other intangible assets, gross	147,640	127,219
Accumulated amortization	(5,014)	(1,986)
Other intangibles	$142,626	$125,233

Goodwill increased $34.4 million as a result of the acquisition of the Scharffen Berger and Joseph Schmidt businesses and $3.8 million as a result of currency translation adjustments, partially offset by reductions reflecting adjustments to the preliminary acquisition accounting for the Mauna Loa and Grupo Lorena acquisitions. The increases in trademarks and customer-related intangible assets were also due to adjustments to preliminary acquisition accounting for the 2004 business acquisitions and the Scharffen Berger and Joseph Schmidt acquisitions in 2005. The useful lives of trademarks were determined to be indefinite and, therefore, these assets are not being amortized. Customer-related intangible assets are being amortized over their estimated useful lives of approximately ten years. Patents are being amortized over their remaining legal lives of approximately fifteen years. Total amortization expense for other intangible assets was $3.0 million, $.6 million and $.5 million in 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense will be approximately $3.3 million on an annual basis over the next five years based upon the preliminary purchase price allocations as of December 31, 2005.

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2005	2004
In thousands of dollars
Payroll, compensation and benefits	$172,529	$145,123
Advertising and promotion	200,842	218,376
Other	134,472	105,686
Total accrued liabilities	$507,843	$469,185

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2005	2004
In thousands of dollars
Accrued post-retirement benefits	$246,896	$231,967
Other	166,033	151,412
Total other long-term liabilities	$412,929	$383,379

18.	SEGMENT INFORMATION

The Company operates as a single reportable segment, encompassing the manufacture, distribution and sale of confectionery, snack, refreshment and grocery products. The Company’s five operating segments are comprised of geographic areas including the United States, Canada, Mexico, Brazil and the combination of the Company’s other international operations. For purposes of segment reporting, the Company’s operations in the Americas, the United States, Canada, Mexico and Brazil, have been aggregated in accordance with the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s operations in the Americas were aggregated on the basis of their similar economic characteristics and the similarity of their products and services, production processes, types or classes of customers for their products and services, methods used to distribute products and the nature of the regulatory environments. The Company’s other international operations were aggregated with its operations in the Americas to form one reportable segment, since the other international operations combined share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets. Consolidated net sales represented primarily sales of confectionery and snack products.

The Company’s principal operations and markets are located in the United States. The Company also manufactures, markets, sells and distributes confectionery and grocery products in Canada, Mexico and Brazil, imports and/or markets selected confectionery products in the Philippines, Japan and South Korea and markets confectionery products in over 60 countries worldwide. The percentage of total consolidated net sales for businesses outside of the United States was 10.9%, 9.8% and 9.9% for 2005, 2004 and 2003, respectively. The percentage of total consolidated assets outside of the United States as of December 31, 2005 and 2004, was 12.4% and 12.1%, respectively.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales and approximated $1.1 billion, $1.1 billion and $930.1 million in 2005, 2004, and 2003, respectively.

19.	QUARTERLY DATA (Unaudited)

The Company adopted SFAS No. 123R in the fourth quarter of 2005 and applied the modified retrospective application method to all prior periods for which Financial Accounting Standards No. 123 was effective. Accordingly, quarterly results were adjusted for the impact of the adoption of SFAS No. 123R. Summary quarterly results prior to the adoption of SFAS No. 123R, the impact of the adoption of SFAS No. 123R and results subsequent to the adoption were as follows:

Year 2005
In thousands of dollars except per share amounts
Results prior to SFAS No. 123R adoption	First	Second	Third	Fourth

Net sales	$1,126,414	$988,447	$1,368,240	$1,352,873
Gross profit	431,283	393,748	518,754	528,008
Net income	118,221	97,361	119,475	172,847
Per share—Basic—Common	.49	.41	.50	.73
Per share—Basic—Class B	.45	.37	.45	.66
Per share—Diluted	.47	.39	.48	.70

Impact of SFAS No. 123R	First	Second	Third	Fourth

Net sales	N/A	N/A	N/A	N/A
Gross profit	(453)	(453)	(453)	N/A
Net income	(5,199)	(4,138)	(5,323)	N/A
Per share—Basic—Common	(.02)	(.02)	(.02)	N/A
Per share—Basic—Class B	(.02)	(.02)	(.02)	N/A
Per share—Diluted	(.02)	(.02)	(.02)	N/A

Results subsequent to SFAS No. 123R adoption	First	Second	Third	Fourth

Net sales	$1,126,414	$988,447	$1,368,240	$1,352,873
Gross profit	430,830	393,295	518,301	528,008
Net income	113,022	93,223	114,152	172,847
Per share—Basic—Common	.47	.39	.48	.73
Per share—Basic—Class B	.43	.35	.43	.66
Per share—Diluted(a)	.45	.37	.46	.70

Year 2004
In thousands of dollars except per share amounts
Results prior to SFAS No. 123R adoption	First	Second	Third	Fourth
Net sales	$1,013,089	$893,688	$1,254,508	$1,267,963
Gross profit	387,457	360,484	498,100	503,676
Net income	107,147	147,217	166,229	170,286
Per share—Basic—Common	.42	.58	.68	.71
Per share—Basic—Class B	.38	.53	.62	.64
Per share—Diluted	.41	.56	.66	.68

Impact of SFAS No. 123R	First	Second	Third	Fourth
Net sales	N/A	N/A	N/A	N/A
Gross profit	N/A	N/A	(453)	(453)
Net income	(3,060)	(3,036)	(3,712)	(3,170)
Per share—Basic—Common(a)	(.01)	(.01)	(.02)	(.02)
Per share—Basic—Class B	(.01)	(.01)	(.02)	(.01)
Per share—Diluted	(.01)	(.01)	(.02)	(.01)

Results subsequent to SFAS No. 123R adoption	First	Second	Third	Fourth
Net sales	$1,013,089	$893,688	$1,254,508	$1,267,963
Gross profit	387,457	360,484	497,647	503,223
Net income	104,087	144,181	162,517	167,116
Per share—Basic—Common	.41	.57	.66	.69
Per share—Basic—Class B	.37	.52	.60	.63
Per share—Diluted(a)	.40	.55	.64	.67

(a)	Quarterly income per share amounts do not total to the annual amounts due to the impact of changes in weighted-average shares outstanding during the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.    CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” On April 29, 2005, the Company’s Chief Executive Officer, Richard H. Lenny, certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of The Hershey Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 76.

Richard H. Lenny	David J. West
Chairman of the Board, President	Senior Vice President
and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Hershey Company:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that The Hershey Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 27, 2006

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

Executive Officers of the Company as of February 17, 2006

Name	Age	Positions Held During the Last Five Years
Richard H. Lenny(1)	54	Chairman of the Board, President and Chief Executive Officer (January 2002); President and Chief Executive Officer (March 2001)
Marcella K. Arline	53
Senior Vice President, Chief People Officer (June 2004); Senior Vice President, Human Resources and Corporate Affairs (December 2002); Senior Vice President, Human Resources (June 2002); Vice President, Human Resources (June 2001); Vice President, Quality and Regulatory Compliance (October 1999)

Christopher J. Baldwin(2)	43	Senior Vice President, President U.S. Commercial Group (November 2005); Senior Vice President, Global Chief Customer Officer (October 2004)
John P. Bilbrey(3)	49	Senior Vice President, President International Commercial Group (November 2005); Senior Vice President, President Hershey International (November 2003)
Raymond Brace	62
Senior Vice President, Global Operations (April 2005); Senior Vice President, Operations (June 2004); Vice President, Operations and Technology (January 2002); Vice President, Manufacturing and Engineering (June 2001); Vice President, Operations (January 1997)

Thomas K. Hernquist(4)	47	Senior Vice President, Global Chief Growth Officer (November 2005); Senior Vice President, President U.S. Confectionery (February 2005); Senior Vice President, Chief Marketing Officer (April 2003)
Burton H. Snyder	58
Senior Vice President, General Counsel and Secretary (November 2003); General Counsel, Secretary, and Senior Vice President, International (December 2002); Senior Vice President—Public Affairs, General Counsel and Secretary (January 2002); Vice President and Assistant General Counsel (January 2001)

David J. West(5)	42
Senior Vice President, Chief Financial Officer (January 2005); Senior Vice President, Chief Customer Officer (June 2004); Senior Vice President, Sales (December 2002); Senior Vice President, Business Planning and Development (June 2002); Vice President, Business Planning and Development (May 2001)

George F. Davis	57	Vice President, Chief Information Officer (December 2000)
David W. Tacka	52	Vice President, Chief Accounting Officer (February 2004); Vice President, Corporate Controller and Chief Accounting Officer (April 2000)

There are no family relationships among any of the above-named officers of the Company.

(1)	Mr. Lenny was elected President and Chief Executive Officer effective March 12, 2001. Prior to joining the Company he was Group Vice President, Kraft Foods, Inc. and President, Nabisco Biscuit and Snacks (January 2001).

(2)	Mr. Baldwin was elected Senior Vice President, Global Chief Customer Officer effective October 25, 2004. Prior to joining the Company he was National Vice President, Field Sales and Logistics, Kraft Foods, Inc. (January 2004); National Vice President Sales and Logistics, Direct Store Delivery—Kraft Foods (January 2003); Vice President, Sales and Integrated Logistics, Nabisco Biscuit (January 2002); Vice President, Sales, Nabisco Biscuit and Snacks (January 2001).

(3)	Mr. Bilbrey was elected Senior Vice President, President Hershey International effective November 5, 2003. Prior to joining the Company he was Executive Vice President, Sales—Mission Foods (May 2003); President and Chief Executive Officer—Danone Waters of North America, Inc., a division of Groupe Danone, Paris (June 2001); President—Danone Waters of North America, Inc., a division of Groupe Danone, Paris (January 2001).

(4)	Mr. Hernquist was elected Senior Vice President, Chief Marketing Officer effective April 28, 2003. Prior to joining the Company he was Senior Vice President, Marketing—Jim Beam Brands, Fortune Brands (January 2002); President and Chief Executive Officer—Sierra On-line, Vivendi Universal (April 2001).

(5)	Mr. West was elected Vice President, Business Planning and Development effective May 30, 2001. Prior to joining the Company he was Senior Vice President Finance, Kraft Foods—Nabisco Biscuit, Confectionery and Snacks (January 2001).

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

Information concerning compensation of each of the named executive officers, including the Chief Executive Officer, of the Company for 2005, and compensation of directors, is set forth in the sections entitled, respectively, “2005 Executive Compensation” and “Directors’ Compensation” in the Proxy Statement, which information is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information concerning ownership of the Company’s voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including the Chief Executive Officer of the Company for 2005 and executive officers as a group, is set forth in the section entitled “Voting Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b)	The following table provides information about the Company’s Common Stock that may be issued under equity compensation plans as of December 31, 2005:

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	12,010,063	$37.46	6,793,875
Equity compensation plans not approved by security holders (2)	1,715,050	$40.44	927,113
Total	13,725,113	$37.83	7,720,988

(1)	Column (a) includes stock options granted under the stockholder-approved Key Employee Incentive Plan (“Incentive Plan”). The securities available for future issuance in column (c) are not allocated to any specific type of award under the Incentive Plan, but are available generally for future awards of stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and dividend equivalent units on RSUs granted under the Incentive Plan.

(2)	Column (a) includes 1,478,650 stock options granted under the The Hershey Company Broad Based Stock Option Plan. In July 2004, the Company announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted), have a term of ten years and will vest on July 19, 2009. In 1996, the Company’s Board of Directors approved a worldwide stock option grant, called HSY Growth, under the Broad Based Stock Option Plan. HSY Growth provided all eligible employees with a one-time grant of 200 non-qualified stock options that were granted outside of the Incentive Plan under a separate registration statement. Under HSY Growth over 2,471,400 stock options were granted on January 7, 1997 with an exercise price of $22.25, which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted). The stock options vested at the end of five years and had a maximum term of ten years from the date of grant. Column (c) includes 772,800 stock options under the Broad Based Stock Option Plan remaining available for future issuance.

Column (a) also includes 236,400 stock options granted to Mr. Lenny outside of the Incentive Plan under a separate registration statement. All of the options available for issuance under the registration statement have been granted. The stock options were granted on March 12, 2001 with an exercise price of $32.33, which equates to 100% of the fair market value of the Company’s Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted). The stock options were subject to a four-year step vesting requirement of 25% per year and have a ten-year term.

Column (c) also includes 154,313 shares remaining available for future issuance under the Directors’ Compensation Plan. The Directors’ Compensation Plan is designed to attract and retain qualified non-employee directors and to align the interests of non-employee directors with those of the stockholders by paying a portion of their compensation in units representing shares of Common Stock. Directors who are employees of the Company receive no remuneration for their services as directors. RSUs are granted quarterly to each director on the first day of January, April, July and October on the basis of the number of shares of Common Stock, valued at the average closing price on the New York Stock Exchange of the Common Stock on the last three trading days preceding the grant, equal to $20,000. While the value of the annual

RSU grant is targeted at $80,000, the actual value of the grant may be higher or lower depending upon the performance of the Common Stock following the grant dates. Beginning January 1, 2006, the target for the annual RSU grant was increased to $100,000, with the quarterly grant equal to a value of $25,000. A director’s RSUs will vest and be distributed upon his or her retirement from the Board. Directors may elect to receive all or a portion of their retainer in cash or Common Stock, although committee chair fees are paid only in cash. A director may defer receipt of the retainer and committee chair fees until his or her retirement from the Board.

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

Item 15(a)(2):    Financial Statement Schedule

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 31, 2005, 2004 and 2003 is filed herewith on the indicated page in response to Item 15(c):

Schedule II—Valuation and Qualifying Accounts (Page 87)

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

The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005. The By-laws, as amended and restated as of August 16, 2005, are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

(4)	Instruments defining the rights of security holders, including indentures

a.	Stockholder Protection Rights Agreement between the Company and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

b.	The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1)	6.95% Notes due 2007

2)	6.95% Notes due 2012

3)	4.85% Notes due 2015

4)	8.8% Debentures due 2021

5)	7.2% Debentures due 2027

6)	Obligations Associated with Consolidation of Lease Arrangements

7)	Other Obligations

The Company will furnish copies of the above debt instruments to the Commission upon request.

(10)  Material contracts

a.	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

b.	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

c.	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

d.	Trademark and Technology License Agreement between Huhtamaki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

e.	Stock Purchase Agreement between Hershey Trust Company, as Trustee of the Milton Hershey School Trust, and the Company, dated July 27, 2004, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2004.

f.	Five Year Credit Agreement dated as of November 12, 2004 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed November 16, 2004.

g.	Credit Agreement dated as of September 23, 2005 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as Syndication Agent, UBS Loan Finance LLC, as Documentation Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers

is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 28, 2005.

h.	Agreement dated December 12, 2005 between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 12, 2005.

Executive Compensation Plans and Management Contracts

i.	The Company’s Amended and Restated Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

j.	Terms and Conditions of Nonqualified Stock Option Grants under the Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 18, 2005.

k.	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 18, 2005.

l.	The Company’s Amended and Restated Deferred Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

m.	The Company’s Amended and Restated Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

n.	First Amendment to the Hershey Foods Corporation Amended and Restated (2003) Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

o.	The Company’s Amended and Restated Directors’ Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

p.	The Company’s Executive Benefits Protection Plan (Group 3A), as amended, covering certain of its executive officers, is incorporated by reference from Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

q.	The Executive Employment Agreement between the Company and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

r.	The Retirement Agreement and General Release between the Company and Frank Cerminara, dated October 21, 2004, is incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

s.	The Company’s 2005 Early Retirement Plan for E-Grade Employees is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

t.	The Company’s 2005 Early Retirement Plan for E-Grade Employees Separation Agreement and General Release is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

u.	The Company’s 2005 Enhanced Mutual Separation Plan for E-Grade Employees is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

v.	The Company’s 2005 Enhanced Mutual Separation Plan for E-Grade Employees Separation Agreement and General Release is incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

w.	A summary of certain compensation grants and awards made in February 2005 by the Compensation and Executive Organization Committee or the independent directors of the Company’s Board of Directors is incorporated herein by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

x.	A summary of changes to non-employee director compensation for 2006, previously disclosed in the Company’s Current Report on Form 8-K, filed December 7, 2005, is attached hereto and filed as Exhibit 10.1.

y.	A summary of certain compensation matters previously contained in the Company’s Current Report on Form 8-K filed February 22, 2006, is attached hereto and filed as Exhibit 10.2.

Broad Based Equity Compensation Plans

z.	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2005, 2004, 2003, 2002 and 2001 is attached hereto and filed as Exhibit 12.

(21)	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.

(23)	Independent Auditors’ Consent

The consent dated February 28, 2006 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.

(31.1)	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.1.

(31.2)	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.2.

(32)*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto and furnished as Exhibit 32.

*Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 2006.

THE HERSHEY COMPANY (Registrant)

By: /s/ DAVID J. WEST David J. West Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date
/s/ RICHARD H. LENNY	Chief Executive Officer and Director	February 28, 2006
(Richard H. Lenny)

/s/ DAVID J. WEST	Chief Financial Officer	February 28, 2006
(David J. West)

/s/ DAVID W. TACKA	Chief Accounting Officer	February 28, 2006
(David W. Tacka)

/s/ JON A. BOSCIA	Director	February 28, 2006
(Jon A. Boscia)

/s/ ROBERT H. CAMPBELL	Director	February 28, 2006
(Robert H. Campbell)

/s/ ROBERT F. CAVANAUGH	Director	February 28, 2006
(Robert F. Cavanaugh)

/s/ GARY P. COUGHLAN	Director	February 28, 2006
(Gary P. Coughlan)

/s/ HARRIET EDELMAN	Director	February 28, 2006
(Harriet Edelman)

/s/ BONNIE G. HILL	Director	February 28, 2006
(Bonnie G. Hill)

/s/ ALFRED F. KELLY, JR.	Director	February 28, 2006
(Alfred F. Kelly, Jr.)

/s/ MACKEY J. MCDONALD	Director	February 28, 2006
(Mackey J. McDonald)

/s/ MARIE J. TOULANTIS	Director	February 28, 2006
(Marie J. Toulantis)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Hershey Company:

Under date of February 27, 2006, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, in the year ended December 31, 2005. Also, on June 30, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, as discussed in Note 2.

/s/ KPMG LLP

New York, New York
February 27, 2006

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2005: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$17,581	$13,342	$676	$(12,166)	$19,433

Year Ended December 31, 2004: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$21,099	$1,844	$2,930	$(8,292)	$17,581

Year Ended December 31, 2003: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$16,524	$13,119	$3,599	$(12,143)	$21,099

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.

CERTIFICATION

I, Richard H. Lenny, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Richard H. Lenny
Chief Executive Officer

February 28, 2006

CERTIFICATION

I, David J. West, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

David J. West
Chief Financial Officer

February 28, 2006