Form 10-Q
period 2006-04-02
HERSHEY CO
filed 2006-05-10
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 175,984,821 shares, as of April 21, 2006. Class B Common Stock, $1 par value - 60,818,478 shares, as of April 21, 2006.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended April 2, 2006 and April 3, 2005	3

Consolidated Balance Sheets
April 2, 2006 and December 31, 2005	4

Consolidated Statements of Cash Flows
Three months ended April 2, 2006 and April 3, 2005	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4. Controls and Procedures	15

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 6. Exhibits	17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
	For the Three Months Ended
	April 2, 2006	April 3, 2005
Net Sales	$1,132,728	$1,126,414

Costs and Expenses:
Cost of sales	702,878	695,584
Selling, marketing and administrative	216,794	233,158
Business realignment charge	3,331	-

Total costs and expenses	923,003	928,742

Income before Interest and Income Taxes	209,725	197,672

Interest expense, net	25,203	19,404

Income before Income Taxes	184,522	178,268

Provision for income taxes	63,554	65,246

Net Income	$120,968	$113,022

Earnings Per Share - Basic - Common Stock	$.52	$.47

Earnings Per Share - Basic - Class B Common Stock	$.47	$.43

Earnings Per Share - Diluted	$.50	$.45

Average Shares Outstanding-Basic - Common Stock	178,892	185,715

Average Shares Outstanding-Basic - Class B Common Stock	60,818	60,829

Average Shares Outstanding - Diluted	243,147	250,323

Cash Dividends Paid per Share:
Common Stock	$.2450	$.2200
Class B Common Stock	$.2200	$.2000

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
ASSETS	April 2, 2006	December 31, 2005

Current Assets:
Cash and cash equivalents	$43,940	$67,183
Accounts receivable - trade	414,807	559,289
Inventories	720,380	610,284
Deferred income taxes	70,347	78,196
Prepaid expenses and other	109,665	93,988
Total current assets	1,359,139	1,408,940
Property, Plant and Equipment, at cost	3,484,650	3,458,416
Less-accumulated depreciation and amortization	(1,836,525)	(1,799,278)
Net property, plant and equipment	1,648,125	1,659,138
Goodwill	487,666	487,338
Other Intangibles	141,380	142,626
Other Assets	590,222	597,194
Total assets	$4,226,532	$4,295,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$177,907	$167,812
Accrued liabilities	417,734	507,843
Accrued income taxes	51,996	23,453
Short-term debt	898,669	819,059
Current portion of long-term debt	189,662	56
Total current liabilities	1,735,968	1,518,223
Long-term Debt	752,781	942,755
Other Long-term Liabilities	402,544	412,929
Deferred Income Taxes	403,456	400,253
Total liabilities	3,294,749	3,274,160
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2006 and 2005	---	---
Common Stock, shares issued: 299,083,266 in 2006 and 2005	299,083	299,083
Class B Common Stock, shares issued: 60,818,478 in 2006 and 2005	60,818	60,818
Additional paid-in capital	264,250	252,374
Unearned ESOP compensation	(2,395)	(3,193)
Retained earnings	3,710,211	3,646,179
Treasury-Common Stock shares at cost:
122,519,956 in 2006 and 119,377,690 in 2005	(3,397,581)	(3,224,863)
Accumulated other comprehensive loss	(2,603)	(9,322)
Total stockholders' equity	931,783	1,021,076
Total liabilities and stockholders' equity	$4,226,532	$4,295,236
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
	For the Three Months Ended
	April 2, 2006	April 3, 2005
Cash Flows Provided from (Used by) Operating Activities
Net Income	$120,968	$113,022
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	48,135	49,250
Stock-based compensation expense, net of tax of $4,644 and $6,143, respectively	8,857	10,642
Excess tax benefits from exercise of stock options	(1,631)	(11,823)
Deferred income taxes	6,973	1,041
Business realignment initiatives, net of tax of $518	1,214	-
Contributions to pension plans	(8,003)	(45,981)
Changes in assets and liabilities:
Accounts receivable - trade	144,482	118,939
Inventories	(114,996)	(70,243)
Accounts payable	10,095	19,162
Other assets and liabilities	(50,104)	(22,053)
Net Cash Flows Provided from Operating Activities	165,990	161,956

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(36,191)	(30,213)
Capitalized software additions	(2,067)	(2,025)
Net Cash Flows (Used by) Investing Activities	(38,258)	(32,238)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	79,610	86,447
Repayment of long-term debt	(58)	(1,066)
Cash dividends paid	(56,936)	(52,760)
Exercise of stock options	8,754	56,693
Excess tax benefits from exercise of stock options	1,631	11,823
Repurchase of Common Stock	(183,976)	(267,632)
Net Cash Flows (Used by) Financing Activities	(150,975)	(166,495)

Decrease in Cash and Cash Equivalents	(23,243)	(36,777)
Cash and Cash Equivalents, beginning of period	67,183	54,837

Cash and Cash Equivalents, end of period	$43,940	$18,060

Interest Paid	$38,954	$32,679

Income Taxes Paid	$33,785	$15,272
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Hershey Company, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 2, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, because of the seasonal effects of the Company’s business.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”). SFAS No. 123R addresses the accounting for transactions in which an enterprise exchanges its valuable equity instruments for employee services. It also addresses transactions in which an enterprise incurs liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of those equity instruments in exchange for employee services. For public entities, the cost of employee services received in exchange for equity instruments, including employee stock options, would be measured based on the grant-date fair value of those instruments. That cost would be recognized as compensation expense over the requisite service period (often the vesting period). Generally, no compensation cost would be recognized for equity instruments that do not vest. The Company adopted SFAS No. 123R in the fourth quarter of 2005 and applied the modified retrospective application method to all prior years for which Statement of Financial Accounting Standards No. 123 was effective. Accordingly, consolidated financial statements for all prior periods were adjusted to give effect to the fair-value-based method of accounting for awards granted, modified or settled in cash subsequent to December 31, 1994. For more information, refer to the consolidated financial statements and notes included in the Company's 2005 Annual Report on Form 10-K.

2.	STOCK COMPENSATION PLANS

 The compensation cost that was charged against income for stock compensation plans was $14.0 million and $16.8 million for the first three months of 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $4.8 million and $6.1 million for the first three months of 2006 and 2005, respectively.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Company's Key Employee Incentive Plan (“Incentive Plan”) in the first three months of 2006 and 2005, respectively: dividend yields of 1.6% and 1.7%, expected volatility of 24% and 25%, risk-free interest rates of 4.6% and 3.9%, and expected lives of 6.6 years and 6.5 years.  There were no grants of stock options under the Company's Broad Based Stock Option Plan during the first three months of 2006 and 2005.

Stock Options

A summary of the status of the Company’s stock options as of April 2, 2006, and the change during 2006 is presented below:

	For the three months ended April 2, 2006
Stock Options	Shares	Weighted-Average ExercisePrice	Weighted-Average Remaining Contractual Term
Outstanding at beginning of year	13,725,113	$37.83
Granted	1,580,400	$52.29
Exercised	(296,269)	$29.55
Forfeited	(44,350)	$46.30
Outstanding as of April 2, 2006	14,964,894	$39.50	6.8 years
Options exercisable as of April 2, 2006	8,980,175	$33.43	5.6 years

The weighted-average fair value of options granted under the Incentive Plan during the first three months of 2006 and 2005 was $15.05 and $16.89, respectively. The total intrinsic value of options exercised during the first three months of 2006 and 2005 was $6.2 million and $62.2 million, respectively. The aggregate intrinsic value of options outstanding and of options exercisable as of April 2, 2006, was $209.0 million and $174.3 million, respectively.

As of April 2, 2006, there was $63.6 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of the Company’s performance stock units and restricted stock units as of April 2, 2006, and the change during 2006 is presented below:

Performance Stock Units and Restricted Stock Units	For tthree months ended April 2, 2006	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,191,367	$47.01
Granted	185,328	$55.65
Performance assumption change	34,198	$52.23
Vested	(82,131)	$37.04
Forfeited	(8,806)	$45.28
Outstanding as of April 2, 2006	1,319,956	$47.27

As of April 2, 2006, there was $26.3 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of share-based liabilities paid combined with the fair value of shares vested during the first three months of 2006 and 2005 was $3.0 million and $10.9 million, respectively.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 681,287 units as of April 2, 2006.

No stock appreciation rights were outstanding as of April 2, 2006.

For more information on the Company’s stock compensation plans, refer to the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

3.	INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands of dollars)
Interest expense	$25,701	$19,669
Interest income	(491)	(265)
Capitalized interest	(7)	-
Interest expense, net	$25,203	$19,404

The increase in net interest expense compared with the prior year primarily reflected higher short-term interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock and contributions to the Company’s pension plans in 2005.

4.	BUSINESS REALIGNMENT INITIATIVES

In July 2005, the Company announced initiatives intended to advance its value-enhancing strategy. The Company also announced that it would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with the initiatives. The Company now expects the cost to be somewhat below the original estimate.

During the second half of 2005, the Company recorded charges totaling $119.0 million associated with the initiatives. The charges of $119.0 million consisted of a $96.5 million business realignment charge and $22.5 million recorded in cost of sales (together, the “2005 business realignment initiatives”). The business realignment charge included $69.5 million related to the U.S. Voluntary Workforce Reduction Program  (“VWRP”), $12.8 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant and $14.2 million related to streamlining the Company’s international operations, primarily associated with costs for a Canadian VWRP. The business realignment charge included $8.3 million for involuntary termination benefits primarily for Las Piedras plant employees. The $22.5 million recorded in cost of sales resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility.

During the first three months of 2006, the Company recorded net charges totaling $1.7 million associated with the 2005 business realignment initiatives. The net charges of $1.7 million consisted of a $3.3 million business realignment charge and a $1.6 million credit recorded in cost of sales which was primarily related to higher than expected proceeds from the sale of equipment from the Las Piedras, Puerto Rico plant. The $3.3 million business realignment charge included $1.4 million related to the U.S. VWRP, $1.3 million for facility rationalization relating to the closure of the Las Piedras plant and $.6 million related to streamlining the Company’s international operations. The business realignment charge included $.8 million for involuntary terminations. The Company believes that the 2005 business realignment initiatives will be substantially completed in the second quarter of 2006 and fully completed by December 31, 2006.

Changes in liabilities recorded for the business realignment initiatives were as follows:

Accrued Liabilities	Balance 12/31/05	First Quarter Utilization	New charges during the First Quarter	Balance 4/02/06
	(in thousands of dollars)
VWRP	$31,883	$(5,966)	$825	$26,742
Facility rationalization	—	(1,281)	1,281	—
Streamline international operations	5,888	(3,024)	659	3,523
Total	$37,771	$(10,271)	$2,765	$30,265

During 2003, the Company executed a number of initiatives continuing its value-enhancing strategy which began in 2001.  These initiatives included realigning the sales organization and streamlining the supply chain by divesting or eliminating certain non-strategic brands and products, and by production line rationalization (together, the “2003 business realignment initiatives”). Cash payments of $.1 million during the first three months of 2006 reduced the liability balance for the 2003 business realignment initiatives to $1.2 million as of April 2, 2006.

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

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:
	For the Three Months Ended
	April 2, 2006	April 3, 2005
	(in thousands except per share amounts)
Net income	$120,968	$113,022

Weighted-average shares - Basic
Common Stock	178,892	185,715
Class B Common Stock	60,818	60,829
Total weighted-average shares - Basic	239,710	246,544
Effect of dilutive securities:
Employee stock options	2,848	3,483
Performance and restricted stock units	589	296
Weighted-average shares - Diluted	243,147	250,323
Earnings Per Share - Basic
Common Stock	$.52	$.47
Class B Common Stock	$.47	$.43
Earnings Per Share - Diluted	$.50	$.45

Employee stock options for 3,597,505 shares and 1,086,575 shares were anti-dilutive and were excluded from the earnings per share calculation for the three months ended April 2, 2006 and April 3, 2005, respectively.

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

Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income for the three-month periods ended April 2, 2006 and April 3, 2005, were $6.5 million and $6.7 million, respectively. Net gains and losses on cash flow hedging derivatives in the first quarter of 2006 were principally associated with interest rate swap agreements and in the first quarter of 2005 were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of after-tax (losses) gains of $(.6) million and $3.9 million for the three-month periods ended April 2, 2006 and April 3, 2005, respectively, were associated with commodities futures contracts. There were no gains or losses on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness for the three-month period ended April 2, 2006. Gains on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness were approximately $.4 million before tax for the three-month period ended April 3, 2005. In February 2006, the Company terminated a forward swap agreement hedging the anticipated execution of $250 million of term financing because the transaction was no longer expected to occur by the originally specified time period or within an additional two-month period of time thereafter.  A gain of $1.0 million was recorded in the first quarter of 2006 as a result of the discontinuance of this cash flow hedge.  No other gains or losses on cash flow hedging derivatives were reclassified from accumulated other comprehensive income (loss) into income as a result of the discontinuance of a hedge because it became probable that a hedged forecasted transaction would not occur. There were no components of gains or losses on cash flow hedging derivatives that were recognized in income because such components were excluded from the assessment of hedge effectiveness.

As of April 2, 2006, the amount of net after-tax losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $1.7 million which were principally associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company's 2005 Annual Report on Form 10-K.

7.	COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

For the Three Months Ended April 2, 2006
Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
(in thousands of dollars)

Net income			$120,968

Other comprehensive income (loss):
Foreign currency translation adjustments	$(484)	$—	(484)
Minimum pension liability adjustments, net of tax	118	(42)	76
Cash flow hedges:
Gains on cash flow hedging derivatives	10,289	(3,745)	6,544
Reclassification adjustments	915	(332)	583
Total other comprehensive income	$10,838	$(4,119)	6,719
Comprehensive income			$127,687

For the Three Months Ended April 3, 2005
Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
(in thousands of dollars)

Net income			$113,022

Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,628)	$—	(2,628)
Cash flow hedges:
Gains on cash flow hedging derivatives	10,533	(3,856)	6,677
Reclassification adjustments	(6,219)	2,282	(3,937)
Total other comprehensive income	$1,686	$(1,574)	112
Comprehensive income			$113,134

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

April 2, 2006	December 31, 2005
(in thousands of dollars)

Foreign currency translation adjustments	$(241)	$243
Minimum pension liability adjustments	(3,284)	(3,360)
Cash flow hedges	922	(6,205)
Total accumulated other comprehensive loss	$(2,603)	$(9,322)

8.	INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

April 2, 2006	December 31, 2005
(in thousands of dollars)

Raw materials	$262,500	$202,826
Goods in process	99,287	92,923
Finished goods	437,784	385,798
Inventories at FIFO	799,571	681,547
Adjustment to LIFO	(79,191)	(71,263)
Total inventories	$720,380	$610,284

The increase in raw material inventories as of April 2, 2006, reflected the results of marketplace commodity and sourcing strategies to meet the Company’s manufacturing requirements. Finished goods inventories were higher as of April 2, 2006 as lower than expected shipments in the first quarter of 2006 resulted in temporarily higher levels of finished goods.

9.	SHORT-TERM DEBT

Generally, the Company's short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In November 2004, the Company entered into a five-year credit agreement with banks, financial institutions and other institutional lenders (“Five Year Credit Agreement”). The Five Year Credit Agreement established an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions. For more information, refer to the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

In March 2006, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $400 million, in lieu of increasing the borrowing limit under the Five Year Credit Agreement. The agreement will expire on September 15, 2006. Funds may be used for general corporate purposes. The new short-term credit facility was entered into because the Company expects borrowings to exceed $900 million for a period of time beginning in March 2006 and ending in September 2006 due to seasonal working capital needs, share repurchases and other business activities.

10.	LONG-TERM DEBT

In September 2005, the Company filed a shelf registration statement on Form S-3 that was declared effective in January 2006 under which it could offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”). In May 2006, the Company filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities and was effective immediately upon filing under new Securities and Exchange Commission regulations effective December 1, 2005 governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of the $750 Million Shelf Registration Statement for future offerings of long-term debt securities. Proceeds from any offering of the debt securities available under the WKSI Registration Statement may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements. The Company expects to issue $500 million of long-term debt securities during 2006 under the WKSI Registration Statement.

11.	FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 2, 2006 and December 31, 2005, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was

$942.4 million as of April 2, 2006, compared with a fair value of $1,016.0 million, an increase of $73.6 million over the carrying value, based on quoted market prices for the same or similar debt issues.

As of April 2, 2006, the Company had foreign exchange forward contracts and options maturing primarily in 2006 and 2007 to purchase $42.2 million in foreign currency, primarily Australian dollars, British pounds and euros and to sell $7.0 million in foreign currency, primarily Mexican pesos at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of April 2, 2006 and December 31, 2005, the fair value of foreign exchange forward contracts and options was an asset of $.4 million. The Company does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In December 2005, the Company entered into forward swap agreements to hedge interest rate exposure related to the anticipated $500 million of term financing expected to be executed during 2006. The average fixed rate on the forward swap agreements is 5.1%. In February 2006, the Company terminated a forward swap agreement hedging the anticipated execution of $250 million of term financing because the transaction was no longer expected to occur by the originally specified time period or within an additional two-month period of time thereafter. A gain of $1.0 million was recorded in the first quarter of 2006 as a result of the discontinuance of this cash flow hedge. The fair value of interest rate swap agreements was an asset of $4.9 million as of April 2, 2006 and a liability of $4.9 million as of December 31, 2005. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

12.	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits For the Three Months Ended		Other Benefits For the Three Months Ended
	April 2, 2006	April 3, 2005	April 2, 2006	April 3, 2005
	(in thousands of dollars)
Service cost	$14,509	$12,728	$1,442	$1,193
Interest cost	14,125	13,803	4,611	4,494
Expected return on plan assets	(25,568)	(21,202)	-	-
Amortization of prior service cost	1,146	1,099	213	(371)
Amortization of unrecognized
transition balance	4	78	-	-
Recognized net actuarial loss	3,269	2,508	768	908
Administrative expenses	302	250	-	-
Net periodic benefits cost	$7,787	$9,264	$7,034	$6,224

Employer contributions of $8.0 million and $6.4 million were made during the first quarter of 2006 to the Company’s pension plans and other benefits plans, respectively. In the first quarter of 2005, the Company contributed $46.0 million and $5.5 million to the Company’s pension plans and other benefits plans, respectively. The contributions in 2006 and 2005 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans. For 2006, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. The increase in the expected return on plan assets in the first quarter of 2006 compared with the first quarter of 2005 primarily reflects the return on higher beginning of year asset balances and employer contributions made during 2005.

13.	SHARE REPURCHASES

During the first quarter of 2006, the Company repurchased 3,505,338 shares of Common Stock for $184.0 million. Of the total shares repurchased, 1,192,572 shares were purchased for $62.9 million, completing the $250 million share repurchase program approved by the Company’s Board of Directors in April 2005 and 2,101,096 shares were purchased for $109.9 million under the $500 million program authorized in December 2005. As of April 2, 2006, $390.1 million remained available for repurchases of Common Stock under this program. Included in the shares repurchased during the first quarter of 2006 were 29,568 shares purchased for $1.6 million from the Hershey Trust Company, as trustee for the benefit of Milton Hershey School. Total shares repurchased also included 211,670 shares purchased for $11.2 million to replenish Treasury Stock reissued primarily to satisfy stock options obligations. Over time, the Company’s policy is to repurchase all such shares.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - First Quarter 2006 vs. First Quarter 2005

Net sales for the first quarter of 2006 increased $6.3 million, or 0.6%, from 2005. The modest increase in net sales reflected improved price realization resulting from increased list prices, offset somewhat by a higher rate of promotional allowances; sales volume increases in the Company’s international businesses, particularly in Mexico; and the impact of favorable currency exchange rates. These increases were substantially offset by lower seasonal sales resulting from the earlier shipment of seasonal items in the fourth quarter of 2005 rather than in the first quarter of 2006, as compared to the timing of seasonal sales in the first quarter of 2005; lower sales for single-serve products, primarily resulting from the impact of a buy-in prior to the effective date of selling price increases which increased sales in the first quarter of 2005; lower sales of certain limited edition items; and actions by certain customers to reduce their inventory levels at retail.

Cost of sales for the quarter increased $7.3 million, or 1%, from 2005 to 2006. The cost increase was primarily associated with higher raw material and other input costs. Higher than expected proceeds from the sale of equipment associated with the closure of the Las Piedras, Puerto Rico plant as part of the Company’s business realignment initiatives, resulted in a reduction to cost of sales of $1.6 million. Gross margin decreased from 38.2% in 2005 to 37.9% in 2006. The margin decline resulted from higher raw material and other input costs, an increased rate of promotional spending and a less favorable product mix, partially offset by selling price increases.

Selling, marketing and administrative expenses for the first quarter of 2006 decreased 7.0% from the comparable period of 2005, primarily reflecting a decision to reduce advertising expense to fund higher trade and consumer promotions. Reduced administrative salary and benefits costs also contributed to the lower expenses in 2006, reflecting the impact of the Company’s business realignment and VWRP initiatives. Selling, marketing and administrative expenses as a percentage of sales, declined from 20.7% in 2005 to 19.1% in 2006.

Net interest expense in the first quarter of 2006 was $5.8 million higher than the comparable period of 2005, primarily reflecting higher short-term interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock and contributions to the Company’s pension plans in 2005.

The effective income tax rate for the first quarter of 2006 was 34.4% compared with 36.6% for the first quarter of 2005. The lower rate in the first quarter of 2006, primarily reflected the resolution of state tax audit issues and the related adjustments to income tax contingency reserves recorded during the period. An effective income tax rate of 36.2% is expected for the full year 2006.

Net income for the first quarter increased $7.9 million, or 7.0%, from 2005 to 2006, and net income per share-diluted increased $.05, or 11.1%. The increase in net income per share-diluted was primarily attributable to modest sales growth, strong productivity, solid cost control, a lower tax rate and the impact of lower weighted-average shares outstanding resulting from share repurchases.

The trends of key marketplace metrics, such as retail takeaway and market share, continue to remain strong. During the first quarter of 2006, the Company achieved gains in retail takeaway and market share and strengthened its position in the U.S. confectionery market. In channels of distribution including sales in the food, drug and mass merchandiser classes of trade, excluding sales to Wal-Mart Stores, Inc., adjusted to eliminate the impact of seasonal items, U.S. consumer takeaway in the first quarter of 2006 increased by approximately 4% resulting in a market share gain of approximately 1.0 point.

Liquidity and Capital Resources

Historically, the Company's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first quarter of 2006, the Company's cash and cash equivalents decreased by $23.2 million. Cash provided from operations, short-term borrowings, cash provided from stock options exercises and cash on hand at the beginning of the period was sufficient to fund the repurchase of Common Stock for $184.0 million, dividend payments of $56.9 million and capital expenditures and capitalized software expenditures of $38.3 million. Cash used by changes in other assets and liabilities was $50.1 million for the first quarter of 2006 compared with $22.1 million for the same period of 2005. The increase in the amount of cash used by other assets and liabilities from 2005 to 2006 primarily reflected cash payments related to employee benefits, incentive compensation and  business realignment initiatives.

Income taxes paid of $33.8 million during the first quarter of 2006 increased from $15.3 million for the comparable period of 2005. The payment of estimated income taxes in 2005 was reduced significantly as a result of deductions for pension plan contributions.

The ratio of current assets to current liabilities decreased to 0.8:1 as of April 2, 2006 from 0.9:1 as of December 31, 2005. The Company's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 66% as of April 2, 2006 and 63% as of December 31, 2005. The higher capitalization ratio in 2006 reflected the impact of additional short-term borrowings and a reduction in stockholders’ equity resulting from repurchases of Common Stock.

Generally, the Company's short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In November 2004, the Company entered into a five-year credit agreement with banks, financial institutions and other institutional lenders (the “Five Year Credit Agreement”). The Five Year Credit Agreement established an unsecured revolving credit facility under which the Company may borrow up to $900 million with the option to increase borrowings by an additional $600 million with the concurrence of the lenders. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and business acquisitions.

In March 2006, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $400 million, in lieu of increasing the borrowing limit under the Five Year Credit Agreement. The agreement will expire on September 15, 2006. Funds may be used for general corporate purposes. The new short-term credit facility was entered into because the Company expects borrowings to exceed $900 million for a period of time beginning in March 2006 and ending in September 2006 due to seasonal working capital needs, share repurchases and other business activities.

In September 2005, the Company filed a shelf registration statement on Form S-3 that was declared effective in January 2006 under which it could offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”). In May 2006, the Company filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities and was effective immediately upon filing under new Securities and Exchange Commission regulations effective December 1, 2005 governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of the $750 Million Shelf Registration Statement for future offerings of long-term debt securities. Proceeds from any offering of the debt securities available under the WKSI Registration Statement may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements. The Company expects to issue $500 million of long-term debt securities during 2006 under the WKSI Registration Statement.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in the Company’s 2005 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

The Company expects sales growth for the full year 2006 to be somewhat above its long-term target of 3%-4%. Sales growth is expected to be driven by continuing market share gains by core confectionery products; innovative new platforms, including cookies, snack nuts and refreshment products under the Ice Breakers mint and gum brand; expanding sales of single-serve items; and implementing a “trading up” strategy to increase sales and profitability, particularly with refreshment and dark chocolate products. The Company expects that solid seasonal performance will continue to contribute to the momentum for sales and market share growth during the remainder of the year.

The Company expects to achieve its goal for earnings before interest expense and income taxes (“EBIT”) for the full year, excluding the impact of its business realignment initiatives, resulting in an improvement in EBIT margin of 70 to 90 basis points. Broadly higher input costs are expected to be offset by price realization and improved supply chain efficiency, along with continued tight control of selling, marketing and administrative expenses. Improvement in selling, marketing and administrative expenses as a percentage of sales for the full year 2006 is not anticipated to be as significant as the improvement during the first quarter because the timing of retiring employees created a hiring lag in the first quarter which will be offset somewhat during the remainder of the year.

The Company expects an increase in net income per share-diluted for the full year 2006 slightly above its long-term goal of 9%-11%, excluding the impact of its business realignment initiatives.

Safe Harbor Statement

The nature of the Company’s operations and the environment in which it operates subject it to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company notes the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. Many of the forward-looking statements contained in this document may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ materially include, but are not limited to: the Company’s ability to implement and generate expected ongoing annual savings from the initiatives to advance its value-enhancing strategy; changes in raw material and other costs and selling price increases; the Company’s ability to implement improvements to and reduce costs associated with the Company’s supply chain; pension cost factors such as actuarial assumptions, market performance, and employee retirement decisions; changes in the price of the Company’s Common Stock, and resulting impacts on the Company’s expenses for incentive compensation, stock options and certain employee benefits; market demand for new and existing products; changes in the Company’s business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; risks and uncertainties related to the Company’s international operations; and such other matters as discussed in the Company’s Annual Report on Form 10-K for 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.5 million as of December 31, 2005 and April 2, 2006. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $12.6 million as of December 31, 2005, to $4.8 million as of April 2, 2006. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company's internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(in thousands of dollars)
January 1 through January 29, 2006	404,368	$54.79	404,368	$540,714

January 30 through February 26, 2006	1,772,518	$51.92	1,654,800	$455,001

February 27 through April 2, 2006	1,328,452	$52.53	1,234,500	$390,097

Total	3,505,338		3,293,668

Item 4 - Submission of Matters to a Vote of Security Holders

The Hershey Company's Annual Meeting of Stockholders was held on April 18, 2006. The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

Name	Votes For	Votes Withheld
Jon A. Boscia	762,479,491	2,939,878
Robert H. Campbell	756,615,321	8,804,048
Robert F. Cavanaugh	761,870,340	3,549,029
Gary P. Coughlan	762,470,601	2,948,768
Harriet Edelman	762,277,115	3,142,254
Richard H. Lenny	756,736,007	8,638,362
Mackey J. McDonald	739,167,774	26,251,594
Marie J. Toulantis	762,768,335	2,951,034

The following directors were elected by the holders of the Common Stock voting as a class:

Name	Votes For	Votes Withheld
Bonnie G. Hill	148,682,529	10,067,240
Alfred F. Kelly, Jr.	155,818,939	2,930,830

Holders of the Common Stock and the Class B Common Stock voting together ratified the appointment of KPMG LLP as the independent auditors for 2006. Stockholders cast 762,952,793 votes FOR the appointment, 1,159,698 votes AGAINST the appointment and ABSTAINED from casting 1,310,875 votes on the appointment of independent auditors.

-16

Holders of the Common Stock and the Class B Common Stock, voting together without regard to class, rejected the stockholder proposal regarding the cocoa supply report. Holders of the Common Stock and the Class B Common Stock voting together cast 14,065,337 votes FOR the amendment, 713,568,640 votes AGAINST the amendment, and ABSTAINED from casting 5,852,328 votes on the proposal to provide a cocoa supply report.

No other matters were submitted for stockholder action.

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 2, 2006 and April 3, 2005.
31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: May 10, 2006	/s/David J. West David J. West Senior Vice President, Chief Financial Officer

Date: May 10, 2006	/s/David W. Tacka David W. Tacka Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002