Form 10-Q
period 2006-07-02
HERSHEY CO
filed 2006-08-09
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to_______

Commission file number 1-183

THE HERSHEY COMPANY
100 Crystal A Drive
Hershey, PA 17033

Registrant's telephone number: 717-534-4200

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

Common Stock, $1 par value - 173,353,056 shares, as of July 21, 2006. Class B Common Stock, $1 par value - 60,816,078 shares, as of July 21, 2006.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended July 2, 2006 and July 3, 2005	3

Consolidated Statements of Income
Six months ended July 2, 2006 and July 3, 2005	4

Consolidated Balance Sheets
July 2, 2006 and December 31, 2005	5

Consolidated Statements of Cash Flows
Six months ended July 2, 2006 and July 3, 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	16

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	19

Item 4. Controls and Procedures	19

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
Of Proceeds	20

Item 6. Exhibits	20

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 2, 2006	July 3, 2005

Net Sales	$1,052,067	$988,447

Costs and Expenses:
Cost of sales	643,375	595,152
Selling, marketing and administrative	221,478	226,658
Business realignment charge, net	4,240	—

Total costs and expenses	869,093	821,810

Income before Interest and Income Taxes	182,974	166,637

Interest expense, net	27,490	20,625

Income before Income Taxes	155,484	146,012

Provision for income taxes	57,044	52,789

Net Income	$98,440	$93,223

Earnings Per Share - Basic - Common Stock	$.43	$.39

Earnings Per Share - Basic - Class B Common Stock	$.38	$.35

Earnings Per Share - Diluted	$.41	$.37

Average Shares Outstanding-Basic - Common Stock	175,779	184,362

Average Shares Outstanding-Basic - Class B Common Stock	60,817	60,818

Average Shares Outstanding - Diluted	240,124	248,993

Cash Dividends Paid per Share:
Common Stock	$.245	$.220
Class B Common Stock	$.220	$.200

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 2, 2006	July 3, 2005

Net Sales	$2,184,795	$2,114,861

Costs and Expenses:
Cost of sales	1,346,253	1,290,736
Selling, marketing and administrative	438,272	459,816
Business realignment charge, net	7,571	—

Total costs and expenses	1,792,096	1,750,552

Income before Interest and Income Taxes	392,699	364,309

Interest expense, net	52,693	40,029

Income before Income Taxes	340,006	324,280

Provision for income taxes	120,598	118,035

Net Income	$219,408	$206,245

Earnings Per Share - Basic - Common Stock	$.95	$.86

Earnings Per Share - Basic - Class B Common Stock	$.85	$.78

Earnings Per Share - Diluted	$.91	$.83

Average Shares Outstanding-Basic - Common Stock	177,344	185,047

Average Shares Outstanding-Basic - Class B Common Stock	60,818	60,824

Average Shares Outstanding - Diluted	241,644	249,666

Cash Dividends Paid per Share:
Common Stock	$.49	$.44
Class B Common Stock	$.44	$.40

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	July 2, 2006	December 31, 2005

Current Assets:
Cash and cash equivalents	$23,485	$67,183
Accounts receivable - trade	369,436	559,289
Inventories	857,861	610,284
Deferred income taxes	62,638	78,196
Prepaid expenses and other	131,629	93,988
Total current assets	1,445,049	1,408,940
Property, Plant and Equipment, at cost	3,532,058	3,458,416
Less-accumulated depreciation and amortization	(1,884,838)	(1,799,278)
Net property, plant and equipment	1,647,220	1,659,138
Goodwill	489,383	487,338
Other Intangibles	140,004	142,626
Other Assets	590,604	597,194
Total assets	$4,312,260	$4,295,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$156,423	$167,812
Accrued liabilities	415,528	507,843
Accrued income taxes	2,638	23,453
Short-term debt	1,134,327	819,059
Current portion of long-term debt	189,422	56
Total current liabilities	1,898,338	1,518,223
Long-term Debt	752,654	942,755
Other Long-term Liabilities	409,729	412,929
Deferred Income Taxes	400,718	400,253
Total liabilities	3,461,439	3,274,160
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2006 and 2005	—	—
Common Stock, shares issued: 299,085,666 in 2006 and 299,083,266 in 2005	299,085	299,083
Class B Common Stock, shares issued: 60,816,078 in 2006 and 60,818,478 in 2005	60,816	60,818
Additional paid-in capital	276,538	252,374
Unearned ESOP compensation	(1,597)	(3,193)
Retained earnings	3,752,419	3,646,179
Treasury-Common Stock shares at cost:
125,234,625 in 2006 and 119,377,690 in 2005	(3,550,969)	(3,224,863)
Accumulated other comprehensive income (loss)	14,529	(9,322)
Total stockholders' equity	850,821	1,021,076
Total liabilities and stockholders' equity	$4,312,260	$4,295,236

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 2, 2006	July 3, 2005
Cash Flows Provided from (Used by) Operating Activities
Net Income	$219,408	$206,245
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	98,059	97,961
Stock-based compensation expense, net of tax of $10,131 and $11,861, respectively	18,487	20,724
Excess tax benefits from exercise of stock options	(3,529)	(16,245)
Deferred income taxes	7,156	2,986
Business realignment initiatives, net of tax of $1,347	3,025	—
Contributions to pension plans	(8,592)	(96,443)
Changes in assets and liabilities:
Accounts receivable - trade	189,853	111,950
Inventories	(248,777)	(262,540)
Accounts payable	(11,389)	24,920
Other assets and liabilities	(96,350)	(70,014)
Net Cash Flows Provided from Operating Activities	167,351	19,544

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(80,233)	(94,603)
Capitalized software additions	(7,104)	(6,024)
Net Cash Flows (Used by) Investing Activities	(87,337)	(100,627)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	315,268	338,887
Repayment of long-term debt	(117)	(1,101)
Cash dividends paid	(113,168)	(105,369)
Exercise of stock options	17,394	69,929
Excess tax benefits from exercise of stock options	3,529	16,245
Repurchase of Common Stock	(346,618)	(267,633)
Net Cash Flows (Used by) Provided from Financing Activities	(123,712)	50,958

Decrease in Cash and Cash Equivalents	(43,698)	(30,125)
Cash and Cash Equivalents, beginning of period	67,183	54,837

Cash and Cash Equivalents, end of period	$23,485	$24,712

Interest Paid	$51,677	$39,286

Income Taxes Paid	$154,243	$120,573

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Hershey Company, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation. Operating results for the six months ended July 2, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, because of the seasonal effects of the Company’s business.

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

The compensation cost that was charged against income for stock compensation plans was $15.5 million and $15.8 million for the second quarter of 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $5.7 million and $5.8 million for the second quarter of 2006 and 2005, respectively.

The compensation cost that was charged against income for stock compensation plans was $29.5 million and $32.6 million for the first six months of 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $10.5 million and $11.9 million for the first six months of 2006 and 2005, respectively.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Company’s Key Employee Incentive Plan (“Incentive Plan”) in the first six months of 2006 and 2005, respectively: dividend yields of 1.6% and 1.7%, expected volatility of 24% and 25%, risk-free interest rates of 4.6% and 3.9%, and expected lives of 6.6 years and 6.5 years.

Stock Options

A summary of the status of the Company’s stock options as of July 2, 2006, and the change during 2006 is presented below:
	For the six months ended July 2, 2006
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of year	13,725,113	$37.83	6.6 years
Granted	1,640,850	$52.34
Exercised	(584,923)	$29.74
Forfeited	(221,237)	$45.43
Outstanding as of July 2, 2006	14,559,803	$39.66	6.6 years
Options exercisable as of July 2, 2006	8,795,811	$33.69	5.4 years

The weighted-average fair value per share for options granted under the Incentive Plan during the first six months of 2006 and 2005 was $15.06 and $16.90, respectively. The total intrinsic value of options exercised during the first six months of 2006 and 2005 was $13.5 million and $78.4 million, respectively. As of July 2, 2006, the aggregate intrinsic value of options outstanding was $236.9 million and the aggregate intrinsic value of options exercisable was $192.1 million.

As of July 2, 2006, there was $56.2 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of the Company’s performance stock units and restricted stock units as of July 2, 2006, and the change during 2006 is presented below:

Performance Stock Units and Restricted Stock Units	For the six months ended July 2, 2006	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,191,367	$47.01
Granted	197,440	$55.51
Performance assumption change	65,247	$55.07
Vested	(98,491)	$37.99
Forfeited	(8,806)	$45.28
Outstanding as of July 2, 2006	1,346,757	$49.18

As of July 2, 2006, there was $22.8 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of share-based liabilities paid combined with the fair value of shares vested during the first six months of 2006 and 2005 was $3.7 million and $11.7 million, respectively.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 691,866 units as of July 2, 2006.

No stock appreciation rights were outstanding as of July 2, 2006.

For more information on the Company’s stock compensation plans, refer to the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

3.	INTEREST EXPENSE

Interest expense, net consisted of the following:
	For the Six Months Ended
	July 2, 2006	July 3, 2005
	(in thousands of dollars)
Interest expense	$53,531	$40,839
Interest income	(817)	(810)
Capitalized interest	(21)	—
Interest expense, net	$52,693	$40,029

4.	BUSINESS REALIGNMENT INITIATIVES

In July 2005, the Company announced initiatives intended to advance its value-enhancing strategy. The Company also announced that it would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with the initiatives. The Company now expects the total net cost to be approximately $130 million before tax or $.30 to $.32 per share-diluted.

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

Charges (credits) associated with business realignment initiatives recorded during the second quarter of 2006 were as follows:

	Cost of Sales	Business Realignment Charge, net	Total
	(in thousands of dollars)
2005 Business Realignment Initiatives	$—	$3,727	$3,727
Previous Business Realignment Initiatives	(1,600)	513	(1,087)
Total	$(1,600)	$4,240	$2,640

The $3.7 million charge associated with the 2005 business realignment initiatives was related primarily to the U.S. VWRP, in addition to costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras plant. The business realignment charge included $2.1 million for involuntary terminations. Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives. The Company does not expect any significant impact as a result of this case.

Charges (credits) associated with business realignment initiatives recorded during the first six months of 2006 were as follows:

	Cost of Sales	Business Realignment Charge, net	Total
	(in thousands of dollars)
2005 Business Realignment Initiatives	$(1,599)	$7,058	$5,459
Previous Business Realignment Initiatives	(1,600)	513	(1,087)
Total	$(3,199)	$7,571	$4,372

A credit of $1.6 million recorded in cost of sales for the 2005 business realignment initiatives related to higher than expected proceeds from the sale of equipment from the Las Piedras, Puerto Rico plant. The $7.1 million charge associated with the 2005 business realignment initiatives related primarily to the U.S. VWRP, along with costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras plant. The business realignment charge included $2.9 million for involuntary terminations. The 2005 business realignment initiatives are substantially complete and the Company believes that they will be fully completed by December 31, 2006. Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives. The Company does not expect any significant impact as a result of this case.

Changes in liabilities recorded for the 2005 business realignment initiatives were as follows:

Accrued Liabilities	Balance 12/31/05	First Quarter Utilization	Second Quarter Utilization	New charges during the First Quarter	New charges during the Second Quarter	Balance 7/02/06
	(in thousands of dollars)
VWRP	$31,883	$(5,966)	$(5,612)	$825	$1,758	$22,888
Facility rationalization	—	(1,281)	(247)	1,281	247	—
Streamline international operations	5,888	(3,024)	(1,775)	659	831	2,579
Total	$37,771	$(10,271)	$(7,634)	$2,765	$2,836	$25,467

Cash payments and the adjustments during the first six months of 2006 resulted in a liability balance for the 2003 business realignment initiatives of $2.4 million as of July 2, 2006.

5.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands except per share amounts)
Net income	$98,440	$93,223	$219,408	$206,245

Weighted-average shares - Basic
Common Stock	175,779	184,362	177,344	185,047
Class B Common Stock	60,817	60,818	60,818	60,824
Total weighted-average shares - Basic	236,596	245,180	238,162	245,871
Effect of dilutive securities:
Employee stock options	2,847	3,491	2,848	3,487
Performance and restricted stock units	681	322	634	308
Weighted-average shares - Diluted	240,124	248,993	241,644	249,666
Earnings Per Share - Basic
Common Stock	$.43	$.39	$.95	$.86
Class B Common Stock	$.38	$.35	$.85	$.78
Earnings Per Share - Diluted	$.41	$.37	$.91	$.83

Employee stock options for 3,610,655 shares and 1,796,975 shares were antidilutive and were excluded from the earnings per share calculation for the three months ended July 2, 2006 and July 3, 2005, respectively.

Employee stock options for 3,610,655 shares and 1,806,575 shares were antidilutive and were excluded from the earnings per share calculation for the six months ended July 2, 2006 and July 3, 2005, respectively.

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

Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income for the three-month and six-month periods ended July 2, 2006 were $7.7 million and $14.3 million, respectively. Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income for the three-month and six-month periods ended July 3, 2005 were $6.7 million and $.1 million, respectively. Net gains and losses on cash flow hedging derivatives in the first six months of 2006 were principally associated with interest rate swap agreements and in the first six months of 2005 were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of after-tax losses  of $.7 million and $1.3 million for the three-month and six-month periods ended July 2, 2006 were associated with commodities futures contracts. Prior year reclassification for commodities futures contracts reflected after-tax gains of $3.6 million and $7.5 million for the three-months and six-months ended July 3, 2005. Gains on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness were approximately $2.0 million before tax for the three-month and six-month periods ended July 2, 2006. Losses on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $1.4 million and $1.0 million before tax for the three-month and six-month periods ended July 3, 2005.

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

As of July 2, 2006, the amount of net after-tax gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $1.3 million which were primarily associated with foreign exchange contracts. For more information, refer to the consolidated financial statements and notes included in the Company's 2005 Annual Report on Form 10-K.

7.	COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended July 2, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$98,440

Other comprehensive income (loss):
Foreign currency translation adjustments	$8,686	$—	8,686
Minimum pension liability adjustments, net of tax	—	—	—
Cash flow hedges:
Gains on cash flow hedging derivatives	12,113	(4,390)	7,723
Reclassification adjustments	1,122	(399)	723
Total other comprehensive income	$21,921	$(4,789)	17,132
Comprehensive income			$115,572

	For the Three Months Ended July 3, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$93,223

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,241	$—	2,241
Cash flow hedges:
Losses on cash flow hedging derivatives	(10,715)	3,979	(6,736)
Reclassification adjustments	(5,649)	2,045	(3,604)
Total other comprehensive loss	$(14,123)	$6,024	(8,099)
Comprehensive income			$85,124

	For the Six Months Ended July 2, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$219,408

Other comprehensive income (loss):
Foreign currency translation adjustments	$8,202	$—	8,202
Minimum pension liability adjustments, net of tax	118	(42)	76
Cash flow hedges:
Gains on cash flow hedging derivatives	22,402	(8,135)	14,267
Reclassification adjustments	2,037	(731)	1,306
Total other comprehensive income	$32,759	$(8,908)	23,851
Comprehensive income			$243,259

	For the Six Months Ended July 3, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$206,245

Other comprehensive income (loss):
Foreign currency translation adjustments	$(387)	$—	(387)
Cash flow hedges:
Losses on cash flow hedging derivatives	(183)	124	(59)
Reclassification adjustments	(11,858)	4,317	(7,541)
Total other comprehensive loss	$(12,428)	$4,441	(7,987)
Comprehensive income			$198,258

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	July 2, 2006	December 31, 2005
	(in thousands of dollars)

Foreign currency translation adjustments	$8,445	$243
Minimum pension liability adjustments	(3,284)	(3,360)
Cash flow hedges	9,368	(6,205)
Total accumulated other comprehensive income (loss)	$14,529	$(9,322)

8.	INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:

	July 2, 2006	December 31, 2005
	(in thousands of dollars)
Raw materials	$292,991	$202,826
Goods in process	98,412	92,923
Finished goods	544,431	385,798
Inventories at FIFO	935,834	681,547
Adjustment to LIFO	(77,973)	(71,263)
Total inventories	$857,861	$610,284

The increase in raw material inventories as of July 2, 2006, resulted from the timing of deliveries to support manufacturing requirements, reflecting the seasonality of the Company’s business, and higher costs in 2006. Finished goods inventories were higher as of July 2, 2006 reflecting an increase in the mix of certain higher valued new products, along with inventory builds related to seasonal items and the introduction of new products.

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

In September 2005, the Company filed a shelf registration statement on Form S-3 that was declared effective in January 2006 under which it could offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”). In May 2006, the Company filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities and was effective immediately upon filing under new Securities and Exchange Commission regulations effective December 1, 2005 governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of, the $750 Million Shelf Registration Statement for future offerings of long-term debt securities. Proceeds from any offering of the debt securities available under the WKSI Registration Statement may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements.

11.	FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 2, 2006 and December 31, 2005, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $942.1 million as of July 2, 2006, compared with a fair value of $987.7 million, an increase of $45.6 million over the carrying value, based on quoted market prices for the same or similar debt issues.

As of July 2, 2006, the Company had foreign exchange forward contracts and options maturing primarily in 2006 and 2007 to purchase $56.1 million in foreign currency, primarily Australian dollars, British pounds and euros, and to sell $13.2 million in foreign currency, primarily Mexican pesos, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of July 2, 2006 and December 31, 2005, the fair value of foreign exchange forward contracts and options was an asset of $2.6 million. The Company does not hold or issue financial instruments for trading purposes.

In order to minimize its financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In December 2005, the Company entered into forward swap agreements to hedge interest rate exposure related to the anticipated $500 million of term financing expected to be executed during 2006. The average fixed rate on the forward swap agreements was 5.1%. In February 2006, the Company terminated a forward swap agreement hedging the anticipated execution of $250 million of term financing because the transaction was no longer expected to occur by the originally specified time period or within an additional two-month period of time thereafter. A gain of $1.0 million was recorded in the first quarter of 2006 as a result of the discontinuance of this cash flow hedge. The fair value of interest rate swap agreements was an asset of $10.9 million as of July 2, 2006 and a liability of $4.9 million as of December 31, 2005. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

12.	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits For the Three Months Ended		Other Benefits For the Three Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands of dollars)
Service cost	$13,855	$11,738	$1,414	$1,222
Interest cost	15,129	14,122	4,928	4,542
Expected return on plan assets	(27,067)	(21,969)	—	—
Amortization of prior service cost	1,141	1,057	(118)	(360)
Amortization of unrecognized
transition balance	5	70	—	—
Recognized net actuarial loss	3,489	2,862	1,084	402
Administrative expenses	101	154	—	—
Net periodic benefits cost	6,653	8,034	7,308	5,806
Settlement	28	—	—	—
Curtailment	31	—	—	—
Total amount reflected in earnings	$6,712	$8,034	$7,308	$5,806

Employer contributions of $.6 million and $6.8 million were made during the second quarter of 2006 to the Company’s pension plans and other benefits plans, respectively. The Settlement and Curtailment losses recorded during the second quarter of 2006 related to the termination of a small non-qualified plan. In the second quarter of 2005, the Company contributed $50.4 million and $5.2 million to the Company’s pension plans and other benefits plans, respectively. The contributions in 2006 and 2005 also included benefit payments from the non-qualified pension plans and the post-retirement benefit plans. The increase in the expected return on plan assets in the second quarter of 2006 compared with the second quarter of 2005 primarily reflects the return on higher beginning of year asset balances and employer contributions made during 2005.

	Pension Benefits For the Six Months Ended		Other Benefits For the Six Months Ended
	July 2, 2006	July 3, 2005	July 2, 2006	July 3, 2005
	(in thousands of dollars)
Service cost	$28,364	$24,466	$2,856	$2,415
Interest cost	29,254	27,925	9,539	9,036
Expected return on plan assets	(52,635)	(43,171)	—	—
Amortization of prior service cost	2,287	2,156	95	(731)
Amortization of unrecognized transition balance	9	148	—	—
Recognized net actuarial loss	6,758	5,370	1,852	1,310
Administrative expenses	403	404	—	—
Net periodic benefits cost	14,440	17,298	14,342	12,030
Settlement	28	—	—	—
Curtailment	31	—	—	—
Total amount reflected in earnings	$14,499	$17,298	$14,342	$12,030

Employer contributions of $8.6 million and $13.2 million were made during the first six months of 2006 to the Company’s pension plans and other benefits plans, respectively. In the first six months of 2005, the Company contributed $96.4 million and $10.7 million to the Company’s pension and other benefits plans, respectively. The contributions in 2006 and 2005 also included benefit payments from the Company's non-qualified pension plans and post-retirement benefit plans. For 2006, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. However, the Company may make additional contributions in 2006 to improve the funded status. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

13.	SHARE REPURCHASES

During the first six months of 2006, the Company repurchased 6,518,439 shares of Common Stock for $346.6 million. Of the total shares repurchased, 1,192,572 shares were purchased for $62.9 million, completing the $250 million share repurchase program approved by the Company’s Board of Directors in April 2005 and 4,808,781 shares were purchased for $255.8 million under the $500 million program authorized in December 2005. As of July 2, 2006, $244.2 million remained available for repurchases of Common Stock under this program. Included in the shares repurchased during the first six months of 2006 were 320,685 shares purchased for $17.9 million from Hershey Trust Company, as trustee for the benefit of Milton Hershey School. Total shares repurchased also included 517,086 shares purchased for $27.9 million to replenish Treasury Stock reissued primarily to satisfy stock options obligations. Over time, the Company’s policy is to repurchase all shares reissued to satisfy stock options obligations.

14.	PENDING ACCOUNTING PRONOUNCEMENT

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is fully effective as of January 1, 2007. The Company has not yet determined the impact from the adoption of this new accounting interpretation.

15.	SUBSEQUENT EVENT

In July 2006, the Company and Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”), entered into an agreement under which the Milton Hershey School Trust intends to continue to participate on a proportional basis in the Company’s stock repurchase program. The price at which the Milton Hershey School Trust will sell stock to the Company is based on a formula applied on a weekly basis; however, the Milton Hershey School Trust will not be required to sell shares to the Company for any week for which the formula price is less than $55 per share. This agreement is a renewal of a previous agreement which expired on July 31, 2006. The renewed agreement will expire on February 2, 2007.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Second Quarter 2006 vs. Second Quarter 2005

Net sales for the second quarter of 2006 increased $63.6 million, or 6.4%, from 2005. Sales volume increases from new product platforms, particularly Hershey’s Kissables brand chocolate candies, Ice Breakers mint and gum refreshment items, and dark chocolate products, and from higher seasonal sales contributed approximately three quarters of the increase in net sales. Sales in 2006 also benefited from improved price realization resulting from higher list prices and lower returns, discounts and allowances as a percentage of sales, offset somewhat by a higher rate of promotional allowances. Favorable foreign currency exchange rates also contributed to the sales increase, but were partially offset by lower sales volume in the Company’s international businesses, primarily in Canada and Brazil.

Cost of sales for the second quarter of 2006 increased $48.2 million, or 8.1%, from the same period in 2005. The cost increase was primarily associated with the sales volume increase and higher raw material and other input costs. Higher costs associated with obsolete, aged and unsaleable products also contributed to the cost of sales increase. A decrease in cost of sales of $1.6 million in 2006 resulted from the adjustment of liabilities associated with business realignment initiatives. Gross margin decreased from 39.8% in the second quarter of 2005 to 38.8% in the second quarter of 2006. The margin decline primarily resulted from increased costs for product obsolescence. Higher raw material and other input costs were substantially offset by improved price realization and productivity improvements.

Selling, marketing and administrative expenses for the second quarter of 2006 decreased 2.3% from the comparable period of 2005, resulting from reduced administrative costs reflecting the impact of the Company’s business realignment and VWRP initiatives along with other cost controls. A decision to reduce advertising expense to fund higher trade and consumer promotions also contributed to the lower expenses in 2006. Selling, marketing and administrative expenses as a percentage of sales, declined from 22.9% in the second quarter of 2005 to 21.1% in the same period in 2006.

Net interest expense in the second quarter of 2006 was $6.9 million higher than the comparable period of 2005, primarily reflecting higher short-term interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock, contributions to the Company’s pension plans in 2005 and working capital requirements. Higher interest rates in 2006 also contributed to the increase in interest expense.

The effective income tax rate for the second quarter of 2006 was 36.7% compared with 36.2% for the second quarter of 2005.

Net income for the second quarter increased $5.2 million, or 5.6%, from 2005 to 2006, and net income per share-diluted increased $.04, or 10.8%. The increase in net income per share-diluted was primarily attributable to the sales volume increase, improved price realization, solid cost control and the impact of lower weighted-average shares outstanding resulting from share repurchases which more than offset increased costs related to product obsolescence and higher input costs.

Results of Operations - First Six Months 2006 vs. First Six Months 2005

Net sales for the first six months of 2006 increased $69.9 million, or 3.3%, from 2005. The higher net sales resulted from sales volume increases in the United States associated with the introduction of new products and improved price realization from increased list prices which was offset somewhat by a higher rate of promotional allowances. Favorable foreign currency exchange rates contributed to the sales increase, offset somewhat by sales volume declines in the Company’s international businesses, primarily in Canada. The acquisition of the Joseph Schmidt and Sharffen Berger businesses in August 2005 also contributed to the net sales increase.

Cost of sales for the first six months increased $55.5 million, or 4.3%, from 2005 to 2006.  The cost increase was primarily caused by the higher sales volume, increased costs associated with obsolete, aged and unsaleable products and higher logistics and input costs. These cost increases were partially offset by a decrease in cost of sales of $3.2 million in 2006 which resulted from the Company’s business realignment initiatives, reflecting higher than expected proceeds associated with the closure of the Las Piedras, Puerto Rico plant in 2005 and adjustments to certain liabilities which had been previously recorded. Gross margin decreased from 39.0% in 2005 to 38.4% in 2006. The margin decline resulted primarily from increased logistics and input costs in addition to higher costs related to product obsolescence. These margin decreases were offset somewhat by improved price realization.

Selling, marketing and administrative expenses for the first six months decreased by 4.7% from the comparable period in 2005, primarily reflecting a decision to reduce advertising expense to fund increased trade and consumer promotions.  Lower administrative expenses were principally associated with the Company’s business realignment and VWRP initiatives. Selling, marketing and administrative expenses as a percentage of sales declined from 21.7% in 2005 to 20.1% in 2006.

Net interest expense in the first six months was $12.7 million higher than the comparable period of 2005, primarily reflecting higher short-term interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock, contributions to the Company’s pension plans in 2005 and working capital requirements. Higher interest rates in 2006 compared with 2005 also contributed to the increase in interest expense.

The effective income tax rate for the first six months of 2006 was 35.5%, compared with 36.4% in 2005. The lower rate primarily reflected the resolution of state tax audit issues and the related adjustments to income tax contingency reserves. An effective income tax rate of 36.2% is expected for the full year 2006.

Net income for the six months increased $13.2 million, or 6.4%, from 2005 to 2006, and net income per share-diluted increased $.08 or 9.6%. The increase in net income per share-diluted was primarily attributable to the sales volume increase, improved price realization, solid cost control and the impact of lower weighted-average shares outstanding resulting from share repurchases. These increases were partially offset by higher logistics, product obsolescence and input costs. Net costs associated with the Company’s business realignment initiatives reduced net income by $3.0 million or $.01 per share-diluted.

The trends of key marketplace metrics, such as retail takeaway and market share, remained very strong. During the first six months of 2006, the Company achieved gains in retail takeaway and market share and strengthened its confectionery category leadership position. In channels of distribution accounting for approximately 80% of the Company's U.S. confectionery retail business, consumer takeaway increased by 6.6% for the year-to-date. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores. Market share in measured channels increased .8 share points for the year-to-date. Measured channels include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Liquidity and Capital Resources

Historically, the Company's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions, such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first six months of 2006, the Company's cash and cash equivalents decreased by $43.7 million. Cash provided from operations, short-term borrowings, cash provided from stock options exercises and cash on hand at the beginning of the period was sufficient to fund the repurchase of Common Stock for $346.6 million, dividend payments of $113.2 million and capital expenditures and capitalized software expenditures of $87.3 million. Cash used by changes in other assets and liabilities was $96.4 million for the first six months of 2006 compared with $70.0 million for the same period of 2005. The increase in the amount of cash used by other assets and liabilities from 2005 to 2006 primarily reflected cash payments related to business realignment initiatives and the impact of the exercise of stock options.

Income taxes paid of $154.2 million during the first six months of 2006 increased from $120.6 million for the comparable period of 2005. The payment of estimated income taxes in 2005 was reduced significantly as a result of tax return deductions for pension plan contributions.

The ratio of current assets to current liabilities decreased to 0.8:1 as of July 2, 2006 from 0.9:1 as of December 31, 2005. The Company's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 71% as of July 2, 2006 and 63% as of December 31, 2005. The higher capitalization ratio in 2006 reflected the impact of additional short-term borrowings and a reduction in stockholders’ equity resulting from repurchases of Common Stock.

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

In March 2006, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $400 million, in lieu of increasing the borrowing limit under the Five Year Credit Agreement. The agreement will expire on September 15, 2006. Funds may be used for general corporate purposes. The new short-term credit facility was entered into because the Company expected borrowings to exceed $900 million for a period of time beginning in March 2006 and ending in September 2006 due to seasonal working capital needs, share repurchases and other business activities.

In September 2005, the Company filed a shelf registration statement on Form S-3 that was declared effective in January 2006 under which it could offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”). In May 2006, the Company filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities and was effective immediately upon filing under new Securities and Exchange Commission regulations effective December 1, 2005 governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of, the $750 Million Shelf Registration Statement for future offerings of long-term debt securities. Proceeds from any offering of the debt securities available under the WKSI Registration Statement may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements. The Company expects to issue $500 million of long-term debt securities during 2006 under the WKSI Registration Statement.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in the Company’s 2005 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

The Company expects sales growth for the full year 2006 to be somewhat above its long-term target of 3%-4%. Sales growth is expected to be driven by continuing market share gains by core confectionery products; innovative new platforms, including cookies and snack nuts, and refreshment products under the Ice Breakers mint and gum brand; expanding sales of single-serve items; and capitalizing on consumer behavior trends via a “trading up” strategy to increase sales and profitability, particularly with refreshment and dark chocolate products. The Company expects that solid seasonal performance will continue to contribute to the momentum for sales and market share growth during the remainder of the year.

As part of a broad-based portfolio review, the Company is in the process of rationalizing or exiting certain products and/or product lines such as Ice Breakers Liquid Ice mints, Hershey’s SmartZone nutrition bars and Swoops candies. In addition, the Company is exploring the possible sale of the Pot of Gold boxed chocolates brand along with the related manufacturing facility.

The Company expects to achieve its goal for earnings before interest expense and income taxes (“EBIT”) for the full year, excluding the impact of its business realignment initiatives, resulting in an improvement in EBIT margin of 70 to 90 basis points. Broadly higher input costs and increased costs for product obsolescence are expected to be offset by price realization and improved supply chain efficiency, along with continued tight control of selling, marketing and administrative expenses. Improvement in selling, marketing and administrative expenses as a percentage of sales for the full year 2006 is not anticipated to be as significant as the improvement during the first half of the year because the timing of retiring employees created a hiring lag in the first six months which will be offset somewhat during the remainder of the year.

The Company expects an increase in net income per share-diluted for the full year 2006 slightly above its long-term goal of 9%-11%, excluding the impact of its business realignment initiatives.

Subsequent Event

In July 2006, the Company and Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”), entered into an agreement under which the Milton Hershey School Trust intends to continue to participate on a proportional basis in the Company’s stock repurchase program. The price at which the Milton Hershey School Trust will sell stock to the Company is based on a formula applied on a weekly basis; however, the Milton Hershey School Trust will not be required to sell shares to the Company for any week for which the formula price is less than $55 per share. This agreement is a renewal of a previous agreement which expired on July 31, 2006. The renewed agreement will expire on February 2, 2007.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $1.3 million as of July 2, 2006 and $.6 million as of December 31, 2005. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $12.6 million as of December 31, 2005, to $.5 million as of July 2, 2006. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
April 3 through April 30, 2006	892,803	$51.56	810,800	$348,385

May 1 through May 28, 2006	1,005,952	$54.27	874,426	$300,964

May 29 through July 2, 2006	1,114,346	$55.66	1,022,459	$244,171
Total	3,013,101		2,707,685

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 2, 2006 and July 3, 2005.

31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
THE HERSHEY COMPANY
(Registrant)

Date: August 9, 2006	/s/David J. West David J. West Senior Vice President, Chief Financial Officer

Date: August 9, 2006	/s/David W. Tacka David W. Tacka Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002