Form 10-Q
period 2006-10-01
HERSHEY CO
filed 2006-11-08
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 1, 2006

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

Common Stock, $1 par value - 171,023,033 shares, as of October 20, 2006. Class B Common Stock, $1 par value - 60,816,078 shares, as of October 20, 2006.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended October 1, 2006 and October 2, 2005	3

Consolidated Statements of Income
Nine months ended October 1, 2006 and October 2, 2005	4

Consolidated Balance Sheets
October 1, 2006 and December 31, 2005	5

Consolidated Statements of Cash Flows
Nine months ended October 1, 2006 and October 2, 2005	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	18

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
Of Proceeds	23

Item 6. Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	October 1, 2006	October 2, 2005

Net Sales	$1,413,361	$1,368,240

Costs and Expenses:
Cost of sales	870,171	849,939
Selling, marketing and administrative	221,842	228,168
Business realignment charge, net	1,568	84,843

Total costs and expenses	1,093,581	1,162,950

Income before Interest and Income Taxes	319,780	205,290

Interest expense, net	31,835	23,701

Income before Income Taxes	287,945	181,589

Provision for income taxes	104,280	67,437

Net Income	$183,665	$114,152

Earnings Per Share - Basic - Common Stock	$.81	$.48

Earnings Per Share - Basic - Class B Common Stock	$.72	$.43

Earnings Per Share - Diluted	$.77	$.46

Average Shares Outstanding-Basic - Common Stock	173,232	183,854

Average Shares Outstanding-Basic - Class B Common Stock	60,816	60,818

Average Shares Outstanding - Diluted	237,681	248,368

Cash Dividends Paid per Share:
Common Stock	$.2700	$.2450
Class B Common Stock	$.2425	$.2200

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	October 1, 2006	October 2, 2005

Net Sales	$3,598,156	$3,483,101

Costs and Expenses:
Cost of sales	2,216,424	2,140,675
Selling, marketing and administrative	660,114	687,984
Business realignment charge, net	9,139	84,843

Total costs and expenses	2,885,677	2,913,502

Income before Interest and Income Taxes	712,479	569,599

Interest expense, net	84,528	63,730

Income before Income Taxes	627,951	505,869

Provision for income taxes	224,878	185,472

Net Income	$403,073	$320,397

Earnings Per Share - Basic - Common Stock	$1.75	$1.34

Earnings Per Share - Basic - Class B Common Stock	$1.57	$1.21

Earnings Per Share - Diluted	$1.68	$1.29

Average Shares Outstanding-Basic - Common Stock	175,977	184,648

Average Shares Outstanding-Basic - Class B Common Stock	60,817	60,822

Average Shares Outstanding - Diluted	240,326	249,233

Cash Dividends Paid per Share:
Common Stock	$.7600	$.6850
Class B Common Stock	$.6825	$.6200

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	October 1, 2006	December 31, 2005

Current Assets:
Cash and cash equivalents	$47,635	$67,183
Accounts receivable - trade	720,861	559,289
Inventories	767,754	610,284
Deferred income taxes	66,844	78,196
Prepaid expenses and other	97,353	93,988
Total current assets	1,700,447	1,408,940
Property, Plant and Equipment, at cost	3,563,355	3,458,416
Less-accumulated depreciation and amortization	(1,923,465)	(1,799,278)
Net property, plant and equipment	1,639,890	1,659,138
Goodwill	490,215	487,338
Other Intangibles	139,562	142,626
Other Assets	589,348	597,194
Total assets	$4,559,462	$4,295,236

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$163,959	$167,812
Accrued liabilities	448,938	507,843
Accrued income taxes	14,877	23,453
Short-term debt	840,029	819,059
Current portion of long-term debt	189,005	56
Total current liabilities	1,656,808	1,518,223
Long-term Debt	1,255,162	942,755
Other Long-term Liabilities	411,972	412,929
Deferred Income Taxes	405,201	400,253
Total liabilities	3,729,143	3,274,160
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2006 and 2005	—	—
Common Stock, shares issued: 299,085,666 in 2006 and 299,083,266 in 2005	299,085	299,083
Class B Common Stock, shares issued: 60,816,078 in 2006 and 60,818,478 in 2005	60,816	60,818
Additional paid-in capital	287,016	252,374
Unearned ESOP compensation	(798)	(3,193)
Retained earnings	3,874,806	3,646,179
Treasury-Common Stock shares at cost: 127,579,567 in 2006 and 119,377,690 in 2005	(3,684,903)	(3,224,863)
Accumulated other comprehensive loss	(5,703)	(9,322)
Total stockholders' equity	830,319	1,021,076
Total liabilities and stockholders' equity	$4,559,462	$4,295,236

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
Cash Flows Provided from (Used by) Operating Activities
Net Income	$403,073	$320,397
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	148,726	163,166
Stock-based compensation expense, net of tax of $14,596 and $15,565, respectively	26,174	27,195
Excess tax benefits from exercise of stock options	(5,315)	(18,305)
Deferred income taxes	20,216	82,827
Business realignment initiatives, net of tax of $1,910 and $35,558, respectively	4,137	65,806
Contributions to pension plans	(18,217)	(275,468)
Changes in assets and liabilities:
Accounts receivable - trade	(161,572)	(232,624)
Inventories	(159,470)	(185,192)
Accounts payable	(3,853)	51,814
Other assets and liabilities	(27,546)	(4,912)
Net Cash Flows Provided from (Used by) Operating Activities	226,353	(5,296)

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(119,357)	(140,080)
Capitalized software additions	(10,580)	(8,677)
Business acquisitions	—	(47,074)
Net Cash Flows (Used by) Investing Activities	(129,937)	(195,831)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	20,970	491,477
Long-term borrowings	496,728	248,318
Repayment of long-term debt	(176)	(60,675)
Cash dividends paid	(174,446)	(163,721)
Exercise of stock options	26,123	76,913
Excess tax benefits from exercise of stock options	5,315	18,305
Repurchase of Common Stock	(490,478)	(426,429)
Net Cash Flows (Used by) Provided from Financing Activities	(115,964)	184,188

Decrease in Cash and Cash Equivalents	(19,548)	(16,939)
Cash and Cash Equivalents, beginning of period	67,183	54,837

Cash and Cash Equivalents, end of period	$47,635	$37,898

Interest Paid	$96,676	$70,611

Income Taxes Paid	$211,997	$127,964

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Hershey Company, its wholly-owned subsidiaries and entities in which it has a controlling financial interest (the "Company") after elimination of intercompany accounts and transactions. These statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to prior year amounts to conform to the 2006 presentation. Operating results for the nine months ended October 1, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, because of the seasonal effects of the Company’s business.

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

The compensation cost that was charged against income for stock compensation plans was $12.3 million and $10.2 million for the third quarter of 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $4.5 million and $3.7 million for the third quarter of 2006 and 2005, respectively.

The compensation cost that was charged against income for stock compensation plans was $41.8 million and $42.8 million for the first nine months of 2006 and 2005, respectively. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $15.0 million and $15.6 million for the first nine months of 2006 and 2005, respectively.

The fair value of each stock option grant was estimated on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants under the Company’s Key Employee Incentive Plan (“Incentive Plan”) in the first nine months of 2006 and 2005, respectively: dividend yields of 1.6% and 1.7%, expected volatility of 24% and 25%, risk-free interest rates of 4.6% and 3.9%, and expected lives of 6.6 years and 6.5 years.

Stock Options

A summary of the status of the Company’s stock options as of October 1, 2006, and the change during 2006 is presented below:

	For the nine months ended October 1, 2006
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of year	13,725,113	$37.83	6.6 years
Granted	1,737,200	$52.42
Exercised	(878,114)	$29.75
Forfeited	(299,724)	$46.05
Outstanding as of October 1, 2006	14,284,475	$39.90	6.4 years
Options exercisable as of October 1, 2006	8,529,084	$33.88	5.2 years

The weighted-average fair value per share for options granted under the Incentive Plan during the first nine months of 2006 and 2005 was $15.07 and $16.91, respectively. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $20.9 million and $85.8 million, respectively. As of October 1, 2006, the aggregate intrinsic value of options outstanding was $209.1 million and the aggregate intrinsic value of options exercisable was $172.1 million.

As of October 1, 2006, there was $49.4 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of the Company’s performance stock units and restricted stock units as of October 1, 2006, and the change during 2006 is presented below:

Performance Stock Units and Restricted Stock Units	For the nine months ended October 1, 2006	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,191,367	$47.01
Granted	233,340	$55.40
Performance assumption change	27,212	$54.63
Vested	(106,483)	$39.50
Forfeited	(15,356)	$49.56
Outstanding as of October 1, 2006	1,330,080	$48.03

As of October 1, 2006, there was $17.4 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of share-based liabilities paid combined with the fair value of shares vested during the first nine months of 2006 and 2005 was $4.2 million and $12.1 million, respectively. The lower amount in 2006 was primarily associated with the additional three-year vesting term for the 2003 performance stock unit grants which reduced the number of shares that vested in 2006 compared with 2005. An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death.  The compensation cost for the 2003 grants is being recognized over a period from three to six years based on grant date fair value.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 693,244 units as of October 1, 2006.

No stock appreciation rights were outstanding as of October 1, 2006.

For more information on the Company’s stock compensation plans, refer to the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

3.	INTEREST EXPENSE

Interest expense, net consisted of the following:

	For the Nine Months Ended
	October 1, 2006	October 2, 2005
	(in thousands of dollars)
Interest expense	$85,800	$64,883
Interest income	(1,226)	(1,153)
Capitalized interest	(46)	—
Interest expense, net	$84,528	$63,730

4.	BUSINESS REALIGNMENT INITIATIVES

In July 2005, the Company announced initiatives intended to advance its value-enhancing strategy. The Company also announced that it would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with the initiatives. The Company now expects the total net pre-tax cost to be under $130 million or $.30 to $.32 per share-diluted.

During the third quarter of 2005, the Company recorded charges totaling $101.4 million associated with its business realignment initiatives. The charges of $101.4 million consisted of an $84.8 million realignment charge and $16.6 million recorded in cost of sales (together, the “2005 business realignment initiatives”). The business realignment charge included $62.6 million related to a U.S. voluntary workforce reduction program (“VWRP”), $10.0 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant and $12.2 million related to streamlining the Company’s international operations, primarily associated with costs for a Canadian VWRP. The third quarter charge for facility rationalization included a $4.7 million liability for involuntary termination benefits for Las Piedras plant employees. The $16.6 million recorded in cost of sales resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility.

During the second half of 2005, the Company recorded charges totaling $119.0 million associated with the initiatives. The charges of $119.0 million consisted of a $96.5 million business realignment charge and $22.5 million recorded in cost of sales. The business realignment charge included $69.5 million related to the VWRP, $12.8 million for facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant and $14.2 million related to streamlining the Company’s international operations, primarily associated with costs for the Canadian VWRP. The business realignment charge included $8.3 million for involuntary termination benefits primarily for Las Piedras plant employees. The $22.5 million recorded in cost of sales resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility.

Charges associated with business realignment initiatives recorded during the third quarter of 2006 were as follows:

	Selling, Marketing and Administrative	Business Realignment Charge, net	Total
	(in thousands of dollars)
2005 Business Realignment Initiatives	$108	$1,568	$1,676

The $.1 million charge recorded in selling, marketing and administrative expenses for the 2005 business realignment initiatives resulted from accelerated depreciation relating to the termination of an office building lease. The $1.6 million charge associated with the 2005 business realignment initiatives was related primarily to the U.S. VWRP, in addition to costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras plant. The business realignment charge included $.7 million for involuntary terminations.

Charges (credits) associated with business realignment initiatives recorded during the first nine months of 2006 were as follows:

	Cost of Sales	Selling, Marketing and Administrative	Business Realignment Charge, net	Total
	(in thousands of dollars)
2005 Business Realignment Initiatives	$(1,599)	$108	$8,626	$7,135
Previous Business Realignment Initiatives	$(1,600)	—	513	$(1,087)
Total	$(3,199)	$108	$9,139	$6,048

A credit of $1.6 million recorded in cost of sales for the 2005 business realignment initiatives related to higher than expected proceeds from the sale of equipment from the Las Piedras, Puerto Rico plant. The $.1 million charge recorded in selling, marketing and administrative expenses for the 2005 business realignment initiatives resulted from accelerated depreciation relating to the termination of an office building lease. The $8.6 million charge associated with the 2005 business realignment initiatives related primarily to the U.S. VWRP, along with costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras plant. The business realignment charge included $3.6 million for involuntary terminations. The 2005 business realignment initiatives are substantially complete and the Company believes that they will be fully completed by December 31, 2006. Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives. The Company does not expect any significant impact as a result of this case.

Changes in liabilities recorded for the 2005 business realignment initiatives were as follows:

Accrued Liabilities	Balance 12/31/05	Utilization During First Six Months	Third Quarter Utilization	New Charges During First Six Months	New Charges During the Third Quarter	Balance 10/01/06
	(in thousands of dollars)
VWRP	$31,883	$(11,578)	$(5,658)	$2,583	$656	$17,886
Facility rationalization	—	(1,528)	(19)	1,528	19	—
Streamline international operations	5,888	(4,799)	(1,130)	1,490	326	1,775
Total	$37,771	$(17,905)	$(6,807)	$5,601	$1,001	$19,661

5.	EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, Basic and Diluted Earnings Per Share are computed based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands except per share amounts)
Net income	$183,665	$114,152	$403,073	$320,397

Weighted-average shares - Basic
Common Stock	173,232	183,854	175,977	184,648
Class B Common Stock	60,816	60,818	60,817	60,822
Total weighted-average shares - Basic	234,048	244,672	236,794	245,470

Effect of dilutive securities:
Employee stock options	2,804	3,281	2,833	3,419
Performance and restricted stock units	829	415	699	344
Weighted-average shares - Diluted	237,681	248,368	240,326	249,233

Earnings Per Share - Basic
Common Stock	$.81	$.48	$1.75	$1.34
Class B Common Stock	$.72	$.43	$1.57	$1.21
Earnings Per Share - Diluted	$.77	$.46	$1.68	$1.29

Employee stock options for 3,658,580 shares and 1,915,530 shares were antidilutive and were excluded from the earnings per share calculation for the three-month and nine-month periods ended October 1, 2006 and October 2, 2005, respectively.

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

Net after-tax losses on cash flow hedging derivatives reflected in comprehensive income for the three-month and nine-month periods ended October 1, 2006 were $25.3 million and $11.0 million, respectively. Net after-tax gains on cash flow hedging derivatives reflected in comprehensive income for the three-month and nine-month periods ended October 2, 2005 were $1.0 million and $.9 million, respectively. Net losses on cash flow derivatives in the third quarter of 2006 were primarily associated with commodities futures contracts and interest rate swaps, as compared with net gains primarily related to foreign exchange forward contracts in the third quarter of 2005. Net losses on cash flow hedging derivatives in the first nine months of 2006 were principally associated with commodities futures contracts, partially offset by gains on interest rate swap agreements. Net gains on cash flow hedging derivatives in the first nine months of 2005 were primarily associated with commodities futures contracts. Reclassification adjustments from accumulated other comprehensive income (loss) to income, for gains or losses on cash flow hedging derivatives, were reflected in cost of sales. Reclassification of after-tax losses of $2.7 million and $4.0 million for the three-month and nine-month periods ended October 1, 2006 were associated with commodities futures contracts. Prior year reclassification for commodities futures contracts reflected after-tax gains of $5.9 million and $13.5 million for the three-months and nine-months ended October 2, 2005, respectively. Gains on commodities futures contracts recognized in cost of sales because of hedge ineffectiveness were approximately $.1 million and $2.0 million before tax for the three-month and nine-month periods ended October 1, 2006, respectively. Losses on commodities futures contracts recognized in cost of sales as a result of hedge ineffectiveness were approximately $1.2 million and $2.2 million before tax for the three-month and nine-month periods ended October 2, 2005.

In August 2006, a forward swap agreement hedging the anticipated issuance of $250 million of 10-year notes matured, resulting in cash receipts of $3.7 million. The $3.7 million gain on the swap will be amortized as a reduction to interest expense over the term of the $250 million of 5.45% Notes due September 1, 2016 which were issued in August 2006.

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

As of October 1, 2006, the amount of net after-tax losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $8.3 million which were primarily associated with commodities futures contracts. For more information, refer to the consolidated financial statements and notes included in the Company's 2005 Annual Report on Form 10-K.

7.	COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended October 1, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$183,665

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,295	$—	2,295
Cash flow hedges:
Losses on cash flow hedging derivatives	(39,603)	14,337	(25,266)
Reclassification adjustments	4,293	(1,554)	2,739
Total other comprehensive loss	$(33,015)	$12,783	(20,232)
Comprehensive income			$163,433

	For the Three Months Ended October 2, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$114,152

Other comprehensive income (loss):
Foreign currency translation adjustments	$18,985	$—	18,985
Cash flow hedges:
Gains on cash flow hedging derivatives	1,504	(547)	957
Reclassification adjustments	(9,288)	3,379	(5,909)
Total other comprehensive income	$11,201	$2,832	14,033
Comprehensive income			$128,185

	For the Nine Months Ended October 1, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$403,073

Other comprehensive income (loss):
Foreign currency translation adjustments	$10,497	$—	10,497
Minimum pension liability adjustments, net of tax	118	(42)	76
Cash flow hedges:
Losses on cash flow hedging derivatives	(17,201)	6,202	(10,999)
Reclassification adjustments	6,330	(2,285)	4,045
Total other comprehensive income	$(256)	$3,875	3,619
Comprehensive income			$406,692

	For the Nine Months Ended October 2, 2005
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$320,397

Other comprehensive income (loss):
Foreign currency translation adjustments	$18,597	$—	18,597
Cash flow hedges:
Gains on cash flow hedging derivatives	1,321	(423)	898
Reclassification adjustments	(21,150)	7,700	(13,450)
Total other comprehensive income	$(1,232)	$7,277	6,045
Comprehensive income			$326,442

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:
	October 1, 2006	December 31, 2005
	(in thousands of dollars)
Foreign currency translation adjustments	$10,740	$243
Minimum pension liability adjustments	(3,284)	(3,360)
Cash flow hedges	(13,159)	(6,205)
Total accumulated other comprehensive income (loss)	$(5,703)	$(9,322)

8.	INVENTORIES

The majority of inventories are valued under the last-in, first-out (LIFO) method. The remaining inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Inventories were as follows:
	October 1, 2006	December 31, 2005
	(in thousands of dollars)
Raw materials	$260,040	$202,826
Goods in process	98,837	92,923
Finished goods	486,850	385,798
Inventories at FIFO	845,727	681,547
Adjustment to LIFO	(77,973)	(71,263)
Total inventories	$767,754	$610,284

The increase in raw material inventories as of October 1, 2006, resulted from the timing of deliveries to support manufacturing requirements, reflecting the seasonality of the Company’s business, and higher costs in 2006. Finished goods inventories were higher as of October 1, 2006 reflecting an increase in the mix of certain higher valued new products, along with inventory builds related to seasonal items and the introduction of new products.

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

In March 2006, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $400 million, in lieu of increasing the borrowing limit under the Five Year Credit Agreement. In September 2006, the Company entered into an agreement which amended the short-term credit facility to extend the term of the short-term credit facility through December 1, 2006, and reduce the total credit limit under the short-term credit facility from $400 million to $200 million. All other terms and conditions of the short-term credit facility remain the same. Funds may be used for general corporate purposes.

10.      LONG-TERM DEBT

In September 2005, the Company filed a shelf registration statement on Form S-3 that was declared effective in January 2006 under which it could offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”). In May 2006, the Company filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities and was effective immediately upon filing under new Securities and Exchange Commission regulations effective December 1, 2005 governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of, the $750 Million Shelf Registration Statement for offerings of long-term debt securities occurring subsequent to May 2006.

In August 2006, the Company issued $250 million of 5.3% Notes due September 1, 2011, and $250 million of 5.45% Notes due September 1, 2016 under the WKSI Registration Statement. Proceeds from these debt issuances and any other offerings of debt securities available under the WKSI Registration Statement may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements.

11.	FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 1, 2006 and December 31, 2005, because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, was $1,444.2 million as of October 1, 2006, compared with a fair value of $1,532.3 million, an increase of $88.1 million over the carrying value, based on quoted market prices for the same or similar debt issues.

As of October 1, 2006, the Company had foreign exchange forward contracts and options maturing primarily in 2006 and 2007 to purchase $35.6 million in foreign currency, primarily Australian dollars, euros and British pounds, and to sell $13.6 million in foreign currency, primarily Mexican pesos and Brazilian reis, at contracted forward rates.

The fair value of foreign exchange forward contracts is estimated by obtaining quotes for future contracts with similar terms, adjusted where necessary for maturity differences. As of October 1, 2006 and December 31, 2005, the fair value of foreign exchange forward contracts and options was an asset of $1.5 million and $2.6 million, respectively. The Company does not hold or issue financial instruments for trading purposes.

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

In August 2006, a forward swap agreement hedging the anticipated issuance of 10-year notes matured, resulting in cash receipts of $3.7 million. This gain will be amortized as a reduction to interest expense over the term of the $250 million of 5.45% Notes due September 1, 2016 which were issued in August 2006. As of October 1, 2006, the Company was not a party to any interest rate swap agreements. The fair value of interest rate swap agreements was a liability of $4.9 million as of December 31, 2005. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

12.	PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands of dollars)
Service cost	$14,168	$12,397	$1,434	$1,452
Interest cost	14,710	14,029	4,774	5,114
Expected return on plan assets	(26,212)	(21,859)	—	—
Amortization of prior service cost	1,145	5,024	49	(195)
Amortization of unrecognized
transition balance	4	77	—	—
Recognized net actuarial loss (gain)	3,435	(1,225)	928	731
Administrative expenses	176	201	—	—
Net periodic benefits cost	7,426	8,644	7,185	7,102
Settlement	—	23,127	—	1,918
Curtailment	—	788	—	7,874
Total amount reflected in earnings	$7,426	$32,559	$7,185	$16,894

Employer contributions of $9.6 million and $5.0 million were made during the third quarter of 2006 to the Company’s pension plans and other benefits plans, respectively. In the third quarter of 2005, the Company contributed $179.0 million and $5.4 million to the Company’s pension plans and other benefits plans, respectively. The contributions in 2006 and 2005 also included benefit payments from the Company’s non-qualified pension plans and post-retirement benefit plans. The increase in the expected return on plan assets in the third quarter of 2006 compared with the third quarter of 2005 primarily reflects the return on higher beginning of year asset balances and employer contributions made during 2005.

	Pension Benefits		Other Benefits
	For the Nine Months Ended		For the Nine Months Ended
	October 1, 2006	October 2, 2005	October 1, 2006	October 2, 2005
	(in thousands of dollars)
Service cost	$42,532	$36,863	$4,290	$3,867
Interest cost	43,964	41,954	14,313	14,150
Expected return on plan assets	(78,847)	(65,030)	—	—
Amortization of prior service cost	3,432	7,180	144	(926)
Amortization of unrecognized
transition balance	13	225	—	—
Recognized net actuarial loss	10,193	4,145	2,780	2,041
Administrative expenses	579	605	—	—
Net periodic benefits cost	21,866	25,942	21,527	19,132
Settlement	28	23,127	—	1,918
Curtailment	31	788	—	7,874
Total amount reflected in earnings	$21,925	$49,857	$21,527	$28,924

Employer contributions of $18.2 million and $18.2 million were made during the first nine months of 2006 to the Company’s pension plans and other benefits plans, respectively. The settlement and curtailment losses which were recorded during the second quarter of 2006 related to the termination of a small non-qualified plan. The settlement and curtailment losses recorded during the three months and nine months ended October 2, 2005, were associated with the voluntary workforce reduction program. In the first nine months of 2005, the Company contributed $275.5 million and $16.1 million to the Company’s pension and other benefits plans, respectively. The contributions in 2006 and 2005 also included benefit payments from the Company's non-qualified pension plans and post-retirement benefit plans. For 2006, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material. The Company does not anticipate any significant contributions during the remainder of 2006. For more information on the Company’s pension and other post-retirement benefit plans, refer to the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K.

13.	SHARE REPURCHASES

During the first nine months of 2006, the Company repurchased 9,183,448 shares of Common Stock for $490.5 million. Of the total shares repurchased, 1,192,572 shares were purchased for $62.9 million, completing the $250 million share repurchase program approved by the Company’s Board of Directors in April 2005 and 7,203,232 shares were purchased for $384.9 million under the $500 million program authorized in December 2005. As of October 1, 2006, $115.1 million remained available for repurchases of Common Stock under this program. Included in the shares repurchased during the first nine months of 2006 were 689,704 shares purchased for $38.5 million from Hershey Trust Company, as trustee for the benefit of Milton Hershey School. Total shares repurchased also included 787,644 shares purchased for $42.7 million to replenish Treasury Stock reissued primarily to satisfy stock options obligations. Over time, the Company’s policy is to repurchase all shares reissued to satisfy stock options obligations.

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

14.	PENDING ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for the Company as of January 1, 2007. The Company is in the process of determining the impact of FIN No. 48, but does not expect any significant changes to the recognition and measurement of its tax positions or to its effective income tax rate as a result of the adoption of this new accounting interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company has not yet determined the impact of the adoption of this new accounting standard.

Also in September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

•
Recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position. For a pension plan, the benefit obligation is the projected benefit obligation; for any other post-retirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated post-retirement benefit obligation.

•
Recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.

•	Measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.
•
Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

The recognition and related disclosure provisions of SFAS No. 158 are effective for the Company as of December 31, 2006. Based on the funded status of the Company’s pension and post-retirement benefit plans measured as of December 31, 2005, SFAS No. 158 will result in a reduction of assets related to its pension plans, with a corresponding reduction of stockholders’ equity. The recognition of additional post-retirement benefit plan liabilities will also result in a reduction of stockholders’ equity. The after-tax impact of these accounting changes is expected to result in a total reduction to stockholders’ equity of approximately $150 million to $250 million. There will be no impact on the Company's results of operations as a result of the adoption of SFAS No. 158.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for the Company as of December 31, 2006. The Company is evaluating the possible impact on its financial position, if any, related to implementation of SAB 108.

15.	SUBSEQUENT EVENTS

In October 2006, the Company announced that it is redesigning its U.S. pension and savings plans to maintain competitive retirement benefits for its employees while reducing future company pension costs. The changes, effective January 1, 2007, will affect approximately 6,400 U.S. employees not covered by a collective bargaining agreement.

The Company’s new retirement program will include the following:

•	A higher company match in the 401(k) plan to encourage and support employees in saving for retirement.
•
A modified defined benefit pension plan that recognizes both age and service, provides future benefits at a reduced rate for current employees, and is closed to new employees hired on or after January 1, 2007.

•	A company contribution in the 401(k) plan, in addition to the increased company match, for employees hired on or after January 1, 2007.

The changes to retirement benefits protect employees’ previously earned pension benefits and will not affect current retirees and terminated employees with a deferred pension benefit. Changes have also been made to the Company’s Supplemental Executive Retirement Plan and certain other non-qualified plans to reduce future costs.

In October 2006, the Company purchased the assets of Dagoba Organic Chocolates, LLC based in Ashland, Oregon. Dagoba is primarily sold in natural food and gourmet stores across the country and is known for its high-quality organic chocolate bars, drinking chocolates and baking products.

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - Third Quarter 2006 vs. Third Quarter 2005

Net sales for the third quarter of 2006 increased $45.1 million, or 3.3%, from 2005. The net sales increase primarily reflected sales volume increases in the United States from new products, particularly Hershey’s Kissables brand chocolate candies, and new product platforms, including dark and premium chocolate products and Ice Breakers mint and gum refreshment items, along with solid seasonal sales.

Cost of sales for the third quarter of 2006 increased $20.2 million or 2.4% from the same period of 2005. The cost increase in 2006 was primarily associated with the sales volume increase and higher input costs, particularly for energy and raw materials, partially offset by $16.6 million related to the Company’s business realignment initiatives included in cost of sales in 2005. Gross margin increased from 37.9% in the third quarter of 2005 to 38.4% in the third quarter of 2006, however, gross margin in 2005 was reduced by 1.2 percentage points as a result of costs associated with the Company’s business realignment initiatives. Gross margin in the third quarter of 2006 was negatively impacted primarily as a result of increased input costs and an unfavorable sales mix, offset somewhat by improved supply chain productivity and increased gross margin for the Company’s international businesses.

Selling, marketing and administrative expenses for the third quarter of 2006 decreased 2.8% from the comparable period of 2005, primarily resulting from reduced administrative costs reflecting the impact of the Company’s business realignment initiatives, including the VWRP, along with other cost controls and reduced incentive compensation expense. These cost decreases were offset somewhat by higher consumer promotion and advertising expenses. Selling, marketing and administrative expenses as a percentage of sales declined from 16.7% in the third quarter of 2005, to 15.7% in the same period in 2006.

Net interest expense in the third quarter of 2006 was $8.1 million higher than the comparable period of 2005, primarily reflecting higher short-term interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock, contributions to the Company’s pension plans in 2005 and working capital requirements. Higher interest rates in 2006 also contributed to the increase in interest expense.

The effective income tax rate for the third quarter of 2006 was 36.2% compared with 37.1% for the third quarter of 2005. The impact of the tax effect on the business realignment charges recorded in 2005 increased the effective income tax rate by .7 percentage points.

Net income for the third quarter increased $69.5 million from 2005 to 2006, and net income per share-diluted increased $.31. Net income in 2006 was reduced by $1.1 million, or $.01 per share-diluted, and net income in 2005 was reduced by $65.8 million, or $.26 per share-diluted, as a result of charges associated with the Company’s business realignment initiatives which were recorded in each period. The higher sales volume, lower administrative expenses and the impact of lower weighted average shares outstanding resulting from share repurchases contributed to the increase in earnings per share-diluted in 2006.

The trends of key marketplace metrics, such as retail takeaway and market share, were below expectations in the third quarter of 2006. During that period, the Company achieved a modest gain in retail takeaway, but market share declined. In channels of distribution accounting for approximately 80% of the Company's U.S. confectionery retail business, consumer takeaway increased by 0.9% for the quarter. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores. Market share in measured channels decreased 0.8 share points in the third quarter. Measured channels include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Results of Operations - First Nine Months 2006 vs. First Nine Months 2005

Net sales for the first nine months of 2006 increased $115.1 million, or 3.3%, from 2005. Approximately 80% of the net sales increase resulted from sales volume growth primarily associated with the introduction of new products and strong seasonal sales. Sales also increased as a result of improved price realization from increased list prices in the United States implemented in 2005, partially offset by a slightly higher rate of promotional allowances. Favorable foreign currency exchange rates contributed to the increase, offset somewhat by sales volume declines in the Company’s international businesses. The Joseph Schmidt and Sharffen Berger businesses acquired in August 2005 also contributed to the net sales increase.

Cost of sales for the first nine months increased $75.7 million, or 3.5%, from 2005 to 2006.  Cost of sales in 2006 included a net credit of $3.2 million related to the Company’s business realignment initiatives. The cost increase in 2006 was primarily caused by the higher sales volume, higher costs for energy and raw materials and increased costs associated with obsolete, aged or unsalable products, partially offset by a charge of $16.6 million related to the Company’s business realignment initiatives included in cost of sales in 2005. The cost increases in 2006 were offset somewhat by cost reductions resulting from improved supply chain productivity. Gross margin decreased from 38.5% in 2005 to 38.4% in 2006. Gross margin in 2006 was improved 0.1 percentage point and in 2005 was reduced by 0.5 percentage points as a result of the Company’s business realignment initiatives. Gross margin in 2006 was negatively impacted by higher costs for energy and raw materials, an unfavorable sales mix and higher costs related to product obsolescence, partially offset by improved price realization and supply chain productivity.

Selling, marketing and administrative expenses for the first nine months decreased by $27.9 million, or 4.1%, from the comparable period in 2005, primarily due to lower administrative costs principally associated with the Company’s business realignment initiatives, including the VWRP, and lower incentive compensation expenses. Reduced advertising expense also contributed to the decrease, but was substantially offset by higher consumer promotions. Selling, marketing and administrative expenses as a percentage of sales declined from 19.8% in 2005 to 18.3% in 2006.

Net interest expense in the first nine months was $20.8 million higher than the comparable period of 2005, primarily reflecting higher short-term interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock, contributions to the Company’s pension plans in 2005 and working capital requirements. Higher interest rates in 2006 also contributed to the increase in interest expense.

The effective income tax rate for the first nine months of 2006 was 35.8%, compared with 36.7% in 2005. The lower rate in 2006 primarily reflected the resolution of state tax audit issues and the related adjustments to income tax contingency reserves. An effective income tax rate of 36.2% is expected for the full year 2006.

Net income for the nine months increased $82.7 million from 2005 to 2006, and net income per share-diluted increased $.39. Net income in 2006 was reduced by $4.1 million, or $.01 per share-diluted, and in 2005 was reduced by $65.8 million, or $.26 per share-diluted, as a result of net charges associated with the Company’s business realignment initiatives which were recorded in each period. In addition to the impact of the business realignment initiatives, earnings per share-diluted in 2006 increased primarily as a result of the higher sales volume and lower administrative expenses which more than offset the impact of increased input costs and higher costs associated with product obsolescence. The impact of lower weighted-average shares outstanding, net of higher interest expense, also contributed to the increase in earnings per share-diluted in 2006.

In channels of distribution accounting for approximately 80% of the Company's U.S. confectionery retail business, retail takeaway increased 4.9% during the first nine months of 2006. Market share in measured channels increased 0.3 share points during the first nine months of 2006. Measured channels include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Liquidity and Capital Resources

Historically, the Company's major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions, such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first nine months of 2006, the Company's cash and cash equivalents decreased by $19.5 million.

Cash provided from operations totaled $226.4 million, reflecting net income and depreciation and amortization, offset somewhat by increased cash used by working capital, particularly accounts receivable and inventories. Cash used by changes in other assets and liabilities was $27.5 million for the first nine months of 2006 compared with $4.9 million for the same period of 2005. The increase in the amount of cash used by other assets and liabilities from 2005 to 2006 primarily reflected cash payments related to business realignment initiatives, employee benefits and incentive compensation.

Cash used by investing activities of $129.9 million was associated with capital additions and capitalized software additions. Cash used by financing activities of $116.0 million reflected share repurchases and the payment of dividends, substantially offset by increased short-term and long-term borrowings and cash provided from stock options exercises.

Income taxes paid of $212.0 million during the first nine months of 2006 increased from $128.0 million for the comparable period of 2005. The payment of estimated income taxes in 2005 was reduced significantly as a result of tax return deductions for pension plan contributions.

The ratio of current assets to current liabilities increased to 1.0:1 as of October 1, 2006 from 0.9:1 as of December 31, 2005. The Company's capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) was 73% as of October 1, 2006 and 63% as of December 31, 2005. The higher capitalization ratio in 2006 reflected the impact of additional short-term and long-term borrowings and a reduction in stockholders’ equity resulting from repurchases of Common Stock. The Company’s capitalization ratio will increase as of December 31, 2006, as a result of the reduction in stockholders’ equity from the adoption of SFAS No. 158 as discussed in Note 14.

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

In March 2006, the Company entered into a new short-term credit agreement to establish an unsecured revolving credit facility to borrow up to $400 million, in lieu of increasing the borrowing limit under the Five Year Credit Agreement. In September 2006, the Company entered into an agreement which amended the short-term credit facility to extend the term of the short-term credit facility through December 1, 2006, and reduce the total credit limit under the short-term credit facility from $400 million to $200 million. All other terms and conditions of the short-term credit facility remain the same. Funds may be used for general corporate purposes.

In September 2005, the Company filed a shelf registration statement on Form S-3 that was declared effective in January 2006 under which it could offer, on a delayed or continuous basis, up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”). In May 2006, the Company filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities and was effective immediately upon filing under new Securities and Exchange Commission regulations effective December 1, 2005 governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of, the $750 Million Shelf Registration Statement for offerings of long-term debt securities occurring subsequent to May 2006.

In August  2006, the Company issued $250 million of 5.3% Notes due September 1, 2011, and $250 million of 5.45% Notes due September 1, 2016 under the WKSI Registration Statement. Proceeds from these debt issuances and any other offerings of debt securities available under the WKSI Registration Statement may be used for general corporate requirements which include reducing existing commercial paper borrowings, financing capital additions, and funding contributions to the Company’s pension plans, future business acquisitions and working capital requirements.

The Company recently explored the possible sale of the Pot of Gold boxed chocolates brand along with the related manufacturing facility and has decided not to sell at this time.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in the Company’s 2005 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

The Company expects sales growth for the full year 2006 to be within its long-term target of 3%-4%. Sales growth expectations have been reduced somewhat as a result of the slowing of retail takeaway and a decline in market share during the third quarter, primarily for the Company’s chocolate confectionery business. The focus in the fourth quarter will be on restoring the Company’s marketplace momentum and overall confectionery category growth.

The Company’s results for 2006 will fall short of its previous expectations and are expected to be somewhat below its goal for earnings before interest expense and income taxes (“EBIT”) for the full year, excluding the impact of its business realignment initiatives. The Company expects an improvement in EBIT margin of 50 to 70 basis points for the full year. EBIT margin improvement will be reduced somewhat during the fourth quarter of 2006 as a result of enhancements to the Company’s consumer and customer programs for new product platforms and the seasonal business. Increased investments will be made in advertising, consumer promotions, retail coverage and merchandising during the remainder of the year. As a result, the

Company expects an increase in net income per share-diluted for the full year 2006 somewhat below its long-term goal of 9%-11%, excluding the impact of its business realignment initiatives.

The Company expects sales growth for 2007 to be within the long-term goal of 3% to 4%. In 2006 the Company is completing a broad-based portfolio review and rationalizing or exiting certain products. New product platforms are expected to be the major source of growth in 2007, particularly dark and premium chocolate products, refreshment gum and mint items, substantial snacks, such as layered sandwich cookies, brownies, single serve soft cookies and value-added snack nuts, and health and wellness products, including sixty calorie and one hundred calorie portion control products.

Input costs are expected to increase in 2007 compared with 2006, although to a lesser extent than the cost increases in 2006 compared with 2005. The Company’s productivity and cost control initiatives are expected to mitigate these cost factors, along with a more profitable sales mix, savings from changes to the Company’s pension plans and continued tight control of selling, marketing and administrative expenses. Selling, marketing and administrative expenses as a percentage of sales are expected to increase somewhat in 2007 as a result of increased brand investment and restoration of certain administrative expenses which were unusually low during 2006 as a result of the Company’s business realignment initiatives and lower than expected performance.

The Company expects an increase in net income per share-diluted for 2007 within its long-term goal of 9%-11%, excluding the impact of its business realignment initiatives.

Subsequent Events

In October 2006, the Company announced that it is redesigning its U.S. pension and savings plans to maintain competitive retirement benefits for its employees while reducing future company pension costs. The changes, effective January 1, 2007, will affect approximately 6,400 U.S. employees not covered by a collective bargaining agreement.

The Company’s new retirement program will include the following:

•	A higher company match in the 401(k) plan to encourage and support employees in saving for retirement.
•
A modified defined benefit pension plan that recognizes both age and service, provides future benefits at a reduced rate for current employees, and is closed to new employees hired on or after January 1, 2007.

•	A company contribution in the 401(k) plan, in addition to the increased company match, for employees hired on or after January 1, 2007.

The changes to retirement benefits protect employees’ previously earned pension benefits and will not affect current retirees and terminated employees with a deferred pension benefit. Changes have also been made to the Company’s Supplemental Executive Retirement Plan and certain other non-qualified plans to reduce future costs. The Company has contributed nearly $800 million to its pension plans over the past five years and they are fully funded.

In October 2006, the Company purchased the assets of Dagoba Organic Chocolates, LLC based in Ashland, Oregon. Dagoba is primarily sold in natural food and gourmet stores across the country and is known for its high-quality organic chocolate bars, drinking chocolates and baking products.

Safe Harbor Statement

The nature of our operations and the environment in which we operate subject the Company to changing economic, competitive, regulatory and technological conditions, risks and uncertainties. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions that we have discussed directly or implied in this report. Many of the forward-looking statements contained in this report may be identified by the use of forward-looking words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. Factors which could cause results to differ materially include, but are not limited to: our ability to implement and generate expected ongoing annual savings from the initiatives to advance our value-enhancing strategy; changes in raw material and other costs and selling price increases; our ability to implement improvements to and reduce costs associated with our supply chain; pension cost factors such as actuarial assumptions, market performance, and employee retirement decisions; changes in the price of our Common Stock, and resulting impacts on our expenses for incentive compensation, stock options and certain employee benefits; market demand for new and existing products; changes in our business environment, including actions of competitors and changes in consumer preferences; changes in governmental laws and regulations, including taxes; risks and uncertainties related to our international operations; and such other matters as discussed in our Annual Report on Form 10-K for 2005.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million as of October 1, 2006 and $.6 million as of December 31, 2005. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $12.6 million as of December 31, 2005, to $.4 million as of October 1, 2006. Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
July 3 through July 30, 2006	826,440	$55.80	744,460	$202,628

July 31 through August 27, 2006	915,550	$53.98	781,691	$160,498

August 28 through October 1, 2006	923,019	$52.35	868,300	$115,123

Total	2,665,009		2,394,451

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

4.1
On August 23, 2006, the Company issued and sold $250,000,000 aggregate principal amount of its 5.300% Notes due September 1, 2011, and $250,000,000 aggregate principal amount of its 5.450% Notes due September 1, 2016. Neither series of debt instruments exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company will furnish to the Commission upon request copies of the instruments governing both series of Notes.

10.1
Agreement dated January 27, 2006, between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2006.

10.2
Agreement dated July 26, 2006, between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2006.

10.3
Short-Term Credit Agreement, dated March 13, 2006, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders, Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006.

10.4
Letter Amendment to Short Term Credit Agreement, dated September 14, 2006, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), and Citibank, N.A., as agent for the Lenders, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 15, 2006.

12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 1, 2006 and October 2, 2005.
31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
THE HERSHEY COMPANY
(Registrant)

Date: November 8, 2006	/s/David J. West David J. West Senior Vice President, Chief Financial Officer

Date: November 8, 2006	/s/David W. Tacka David W. Tacka Vice President, Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002