Form 10-K
period 2006-12-31
HERSHEY CO
filed 2007-02-23
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number 1-183

Registrant, State of Incorporation, Address and Telephone Number

THE HERSHEY COMPANY

(a Delaware corporation)

100 Crystal A Drive

Hershey, Pennsylvania 17033

(717) 534-4200

I.R.S. Employer Identification Number 23-0691590

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, one dollar par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:	Class B Common Stock, one dollar par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Common Stock, one dollar par value—$8,815,306,129 as of July 2, 2006.

Class B Common Stock, one dollar par value—$11,237,915 as of July 2, 2006. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 2, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—169,942,295 shares, as of February 14, 2007.

Class B Common Stock, one dollar par value—60,816,078 shares, as of February 14, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1.	BUSINESS

Company Overview

The Hershey Company was incorporated under the laws of the State of Delaware on October 24, 1927 as a successor to a business founded in 1894 by Milton S. Hershey. In this report, the terms “Company,” “we,” “us,” or “our” mean The Hershey Company and its wholly-owned subsidiaries and entities in which it has a controlling financial interest, unless the context indicates otherwise.

We are the largest North American manufacturer of quality chocolate and confectionery products and a leading snack food company. Our principal product groups include confectionery and snack products; gum and mint refreshment products; and food and beverage enhancers such as baking ingredients, peanut butter, toppings and beverages. In addition to our traditional confectionery products, we offer a range of products specifically developed to address the nutritional interests of health-conscious consumers.

Reportable Segment

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate candy, sugar confectionery, refreshment and snack products, and food and beverage enhancers under more than 50 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as Japan, Korea, the Philippines and China. We market confectionery products in over 50 countries worldwide.

For segment reporting purposes, we aggregate our operations in the Americas, which comprise the United States, Canada, Mexico and Brazil. We base this aggregation on similar economic characteristics, and similar products and services, production processes, types or classes of customers, distribution methods, and the similar nature of the regulatory environment in each location. We aggregate our other international operations with the Americas to form one reportable segment. When combined, our other international operations share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets.

Selling and Marketing Organization

Our selling and marketing organization is comprised of the North American Commercial Group, the International Commercial Group and the Global Growth and Innovation Group. This organization is designed to:

•	Leverage our marketing and sales leadership in the United States and Canada;

•	Focus on key strategic growth areas in global markets; and

•	Build capabilities that capitalize on unique consumer and customer trends.

North American Commercial Group

Our North American Commercial Group has responsibility for continuing to build our confectionery leadership, while capitalizing on our scale in the U.S. and Canada. This organization leverages our ability to capitalize on the unique consumer and customer trends within each country. This includes developing and growing our business in our chocolate, sugar confectionery, snacks, refreshment, food and beverage enhancers, and food service product lines.

A component of the North American Commercial Group, The Hershey Experience, manages our catalog sales and our retail operations within the United States that include Hershey’s Chocolate World in Hershey, Pennsylvania, Hershey’s Times Square in New York, New York and Hershey’s Chicago in Chicago, Illinois.

International Commercial Group

Our International Commercial Group markets confectionery products and food and beverage enhancers worldwide and has responsibility for pursuing profitable growth opportunities in key markets primarily in Latin America and Asia. This group is responsible for international subsidiaries that manufacture, import, market, sell and distribute chocolate, confectionery and beverage products in Mexico and Brazil.

Global Growth and Innovation Group

Our Global Growth and Innovation Group has responsibility for building global brands, developing benefit-driven growth platforms for the short-term and long-term, and strengthening marketing capabilities worldwide. This organization develops superior capabilities in consumer insights, product development, and innovative marketing communications. The Global Growth and Innovation Group is also responsible for brand positioning, portfolio strategy, integrated business intelligence, and our health and wellness initiatives.

Products

United States

The primary chocolate and confectionery products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:
HERSHEY’S milk chocolate bar	HERSHEY’S COOKIES ‘N’ CRÈME candy bar
HERSHEY’S milk chocolate bar with almonds	HERSHEY’S POT OF GOLD boxed confections
HERSHEY’S Extra Dark chocolates	HERSHEY’S SUGAR FREE chocolate candy
HERSHEY’S MINIATURES chocolate bars	HERSHEY’S S’MORES candy bar
HERSHEY’S NUGGETS chocolates	HERSHEY’S HUGS chocolates

Under the REESE’S brand franchise:
REESE’S peanut butter cups	REESE’S sugar free peanut butter cups
REESE’S PIECES candy	REESESTICKS wafer bars
REESE’S BIG CUP peanut butter cups	FAST BREAK candy bar
REESE’S NUTRAGEOUS candy bar

Under the KISSES brand franchise:
HERSHEY’S KISSES brand milk chocolates	HERSHEY’S KISSES brand milk chocolates
HERSHEY’S KISSES brand milk chocolates filled	filled with caramel
with peanut butter	HERSHEY’S KISSABLES brand chocolate
HERSHEY’S KISSES brand milk chocolates filled	candies
with almonds

Our other chocolate and confectionery products in the United States include the following:

5th AVENUE candy bar ALMOND JOY candy bar CADBURY chocolates CARAMELLO candy bar	KIT KAT BIG KAT wafer bar KRACKEL chocolate bar MAUNA LOA candy bars MILK DUDS candy	SPECIAL DARK chocolate bar SYMPHONY milk chocolate bar TAKE5 candy bar TWIZZLERS candy

GOOD & PLENTY candy HEATH toffee bar JOLLY RANCHER candy JOLLY RANCHER sugar free hard candy KIT KAT wafer bar	MOUNDS candy bar MR. GOODBAR chocolate bar PAYDAY peanut caramel bar ROLO caramels in milk chocolate SKOR toffee bar	WHATCHAMACALLIT candy bar WHOPPERS malted milk balls YORK peppermint pattie YORK sugar free peppermint pattie ZAGNUT candy bar ZERO candy bar

We also sell products in the United States under the following product lines:

Premium products

Our line of premium chocolate and confectionery offerings includes CACAO RESERVE by HERSHEY’S chocolate bars and drinking cocoa mixes. Artisan Confections Company, a wholly-owned subsidiary of The Hershey Company, markets SCHARFFEN BERGER high-cacao dark chocolate products, JOSEPH SCHMIDT handcrafted chocolate gifts and DAGOBA organic chocolate products.

Snack products

Our snack products include HERSHEY’S, ALMOND JOY, REESE’S, and YORK cookies, HERSHEY’S, REESE’S and HERSHEY’S S’MORES rice and marshmallow bars, HERSHEY’S and REESE’S granola bars, HERSHEY’S REALLY NUTS milk chocolate cocoa peanuts and almonds, and trail mix, REESE’S REALLY NUTS honey glazed and roasted peanuts, and trail mix and MAUNA LOA macadamia snack nuts and cookies in several varieties.

Refreshment products

Our line of refreshment products includes ICE BREAKERS mints and chewing gum, BREATH SAVERS mints, BUBBLE YUM bubble gum and YORK mints.

Food and beverage enhancers

Food and beverage enhancers include HERSHEY’S BAKE SHOPPE, HERSHEY’S, REESE’S, HEATH, and SCHARFFEN BERGER baking products. Our toppings and sundae syrups include HEATH and HERSHEY’S. We sell hot cocoa mix under the HERSHEY’S, HERSHEY’S GOODNIGHT HUGS and HERSHEY’S GOODNIGHT KISSES brand names.

Canada

Principal products we manufacture and sell in Canada are HERSHEY’S milk chocolate bars and milk chocolate bars with almonds, OH HENRY! candy bars, REESE PEANUT BUTTER CUPS candy, HERSHEY’S KISSES candy bar, KISSABLES brand chocolate candies, MAX5 candy bar, TWIZZLERS candy, GLOSETTE chocolate-covered raisins, peanuts and almonds, JOLLY RANCHER candy, WHOPPERS malted milk balls, SKOR toffee bars, EAT MORE candy bars, POT OF GOLD boxed confections and CHIPITS chocolate chips.

Mexico

We manufacture, import, market, sell and distribute chocolate and confectionery products in Mexico including HERSHEY’S, KISSES, JOLLY RANCHER, and PELÓN PELO RICO chocolate, confectionery and beverage items.

Brazil

We manufacture, import, market, sell and distribute chocolate and confectionery products in Brazil including HERSHEY’S and KISSES chocolate and confectionery items, and IO-IO hazelnut crème items.

Customers

Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires, department stores and natural food stores. Our customers then resell our products to end-consumers in over 2 million retail outlets in North America and other locations worldwide. In 2006, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to more than 25% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

Marketing Strategy and Seasonality

The foundation of our marketing strategy is our strong brand equities, product innovation, the consistently superior quality of our products, our manufacturing expertise and mass distribution capabilities. We also devote considerable resources to the identification, development, testing, manufacturing and marketing of new products. We have a variety of promotional programs for our customers as well as advertising and promotional programs for consumers of our products. We stimulate sales of certain products with promotional programs at various times throughout the year. Our sales are typically higher during the third and fourth quarters of the year, representing seasonal and holiday-related sales patterns.

Product Distribution

In conjunction with our sales and marketing efforts, our efficient product distribution network helps us maintain sales growth and provide superior customer service. We plan optimum stock levels and work with our customers to set reasonable delivery times. Our distribution network provides for the efficient shipment of our products from our manufacturing plants to distribution centers and field warehouses strategically located throughout the United States, Canada and Mexico. We primarily use contract carriers to deliver our products from these distribution points to our customers.

Price Changes

We change prices and weights of our products when necessary to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. Price increases and weight changes help to offset increases in our input costs, including raw and packaging materials, fuel, utilities, and transportation, and employee benefits.

We announced a combination of price increases and weight changes on certain JOLLY RANCHER and TWIZZLERS candy and chocolate packaged candy items in November 2005. These changes went into effect in December 2005 and early 2006 and represented a weighted-average price increase of approximately one percent over the entire domestic product line when fully effective in the second quarter of 2006. We did not implement any other significant increases to the list prices of our domestic product line during 2006.

In December 2004, we announced an increase in the wholesale prices of approximately half of our domestic confectionery line. Changes that were effective in January 2005 represented a weighted-average increase of approximately six percent on our standard bar, king-size bar, 6-pack and vending lines. Changes that were effective in February 2005 represented a weighted-average price increase of approximately four percent on packaged candy. The price increases announced in December 2004 represented an average increase of three percent over the entire domestic product line.

Raw Materials

Cocoa is the most significant raw material we use to produce our chocolate products. We buy a mix of cocoa beans and cocoa products, such as cocoa butter, cocoa liquor and cocoa powder, to meet manufacturing requirements. Cocoa beans are grown principally in Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70 percent of the world’s crop of cocoa beans. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in many growing areas.

Civil unrest in the world’s largest cocoa-producing country, the Ivory Coast, has resulted in volatile prices. However, we believe a significant disruption of cocoa supplies from the Ivory Coast is unlikely. In the event such disruption would occur, we believe cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer. Historically there have been instances of weather catastrophes, crop disease, civil disruptions, embargoes and other problems in cocoa-producing countries that have caused price fluctuations, but have never resulted in total loss of a particular producing country’s cocoa crop and/or exports.

During 2006, cocoa prices traded in a range between 67¢ and 75¢ per pound, based on the New York Board of Trade futures contract. The table below shows annual average cocoa prices, and the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Board of Trade.

	Cocoa Futures Contract Prices (cents per pound)
	2006	2005	2004	2003	2002
Annual Average	70.0	68.3	68.7	77.8	76.9
High	74.9	78.7	76.8	99.8	96.7
Low	67.1	63.5	62.1	65.6	60.3

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

Our costs will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices, premiums and discounts reflective of varying delivery times, and supply and demand for our specific varieties and grades of cocoa beans. As a result, the average futures contract prices are not necessarily indicative of our average cost of cocoa beans or cocoa products.

The Farm Security and Rural Investment Act of 2002, which is a six-year farm bill, impacts the prices of sugar, corn, peanuts and milk because it sets price support levels for these commodities. The price of sugar, one of our most important commodities, is subject to price supports under this farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by United States users are currently substantially higher than prices on the world sugar market.

In 2006, sugar crops and sugar refiners recovered from the hurricane impact of 2005. As a result, refined sugar prices declined from 38¢ to 31¢ per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

United States peanut prices began the year around 37¢ per pound but gradually increased during the year to 42¢ per pound. Almond prices began the year at $3.40 per pound and declined to $2.50 per pound. During 2006, milk prices moderated slightly from the high price levels of 2005. We believe that our raw materials supply is adequate to meet our manufacturing requirements.

We attempt to minimize the effect of future price fluctuations related to the purchase of major raw materials and certain energy requirements primarily through forward purchasing to cover our future requirements, generally for periods from 3 to 24 months. We enter into futures contracts to manage price risks for cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. For more information on price risks associated with our major raw material requirements, see Commodities—Price Risk Management and Futures Contracts on page 34.

Competition

Many of our brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. We sell our brands in a highly competitive market with many other multinational, national, regional and local firms. Some of our competitors are much larger than our Company and have greater resources.

Trademarks, Service Marks and License Agreements

We own various registered and unregistered trademarks and service marks and have rights under licenses to use various trademarks that are of material importance to our business.

We have license agreements with several companies to manufacture and/or sell certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Type	Brand	Location	Requirements

Cadbury Schweppes p.l.c. and affiliates	License to manufacture and/or sell and distribute confectionery products	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None
		CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2006

Societe des Produits Nestle SA	License to manufacture and distribute confectionery products	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2006

Huhtamäki Oy affiliate	Certain trademark licenses for confectionery products	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None

Various dairies throughout the United States produce and sell HERSHEY’S chocolate and strawberry flavored milks under license. We also grant trademark licenses to third parties to produce and sell baking and various other products primarily under the HERSHEY’S and REESE’S brand names.

Backlog of Orders

We manufacture primarily for stock and fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders, this backlog is not material in respect to our total annual sales, nor are the changes from time to time significant.

Research and Development

We engage in a variety of research and development activities. We develop new products, improve the quality of existing products, improve and modernize production processes, and develop and implement new technologies to enhance the quality and value of both current and proposed product lines. Information concerning our research and development expense is contained in Note 1 of the Notes to the Consolidated Financial Statements (Item 8. Financial Statements and Supplementary Data).

Food Quality and Safety Regulation

The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various government agencies, including the Food and Drug Administration, the Department of Agriculture, the Federal Trade Commission, the Department of Commerce and the Environmental Protection Agency, as well as various state and local agencies. Similar agencies also regulate our businesses outside of the United States.

Environmental Considerations

Investments were made in 2006 to comply with environmental laws and regulations. These investments were not material with respect to our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2006, we employed approximately 12,800 full-time and 2,200 part-time employees worldwide. Collective bargaining agreements covered approximately 5,500 of these employees. We believe that our employee relations are good.

Financial Information by Geographic Area

Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 10.9% for 2006, 10.9% for 2005 and 9.8% for 2004. The percentage of total consolidated assets outside of the United States as of December 31, 2006 was 13.8% and as of December 31, 2005 was 12.4%. Operating profit margins vary among individual products and product groups.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investor Relations section of our website, www.hersheys.com shortly after we file or furnish the information to the SEC.

You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Public Reference Room, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the SEC Public Reference Room is 1-800-732-0330 (if you are calling from within the United States), or +202-551-8090. Because we electronically file our reports, you may also obtain this information from the SEC internet website at www.sec.gov. You can obtain additional contact information for the SEC on their website.

Our Company has a Code of Ethical Business Conduct that applies to our Board of Directors, all company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Ethical Business Conduct from the Investor Relations section of our website, www.hersheys.com. If we change or waive any portion of the Code of Ethical Business Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website within four business days. In the case of a waiver, such information will include the name of the person to whom the waiver applied, along with the date and type of waiver.

We also post our Corporate Governance Guidelines and Charters for each of the Board’s standing committees in the Investor Relations section of our website, www.hersheys.com. The Board of Directors adopted each of these guidelines and charters. If you are a beneficial owner of Common Stock or Class B Common Stock (“Class B Stock”), we will provide you with a free copy of the Code of Ethical Business Conduct, the Corporate Governance Guidelines or the Charter of any standing committee of the Board of Directors, upon request. We will also give any stockholder a copy of one or more of the Exhibits listed in Part IV of this report, upon request. We charge a small copying fee for these exhibits to cover our costs. To request a copy of any of these documents, you can contact us at—The Hershey Company, Attn: Investor Relations Department, 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

Item 1A.	RISK FACTORS

We are subject to changing economic, competitive, regulatory and technological conditions, risks and uncertainties because of the nature of our operations. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this report. Many of the forward-looking statements contained in this document may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “estimated” and “potential,” among others. Among the factors that could cause our actual results to differ materially from the results projected in our forward-looking statements are the risk factors described below.

Annual savings from initiatives to advance our value-enhancing strategy may be less than we expect.

In February 2007, we announced a comprehensive, supply chain transformation program which includes a phased three-year plan to enhance our manufacturing, sourcing and customer service capabilities. We expect ongoing annual savings from this program and previous initiatives to generate significant savings to invest in our growth initiatives and to advance our value-enhancing strategy. If ongoing annual savings do not meet our expectations, we may not obtain the anticipated future benefits.

Increases in raw material and energy costs could affect future financial results.

We use many different commodities for our business, including cocoa, sugar, milk, peanuts, almonds, corn sweeteners, natural gas and fuel oil.

Commodities are subject to price volatility and changes in supply caused by:

•	Commodity market fluctuations;

•	Currency exchange rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs.

Although we use forward contracts and commodity futures contracts, where possible, to hedge commodity prices, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. If we are unable to offset cost increases for major raw materials and energy, there could be a negative impact on our results of operations and financial condition.

Price increases may not be sufficient to offset cost increases and maintain profitability.

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product size may also result in a reduction in sales volume. If we are not able to increase our selling prices sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

Implementation of our supply chain transformation program may not occur within the anticipated timeframe and/or may exceed our cost estimates.

We announced a supply chain transformation program in February 2007 which is expected to be completed by December 2009. We estimate that this program will incur pre-tax charges and non-recurring project implementation costs of $525 million to $575 million over the three-year period. Completion of this program is subject to multiple operating and executional risks, including coordination of manufacturing changes, production line startups, cross-border legal, regulatory and political issues, and foreign currency exchange risks, among others. If we are not able to complete the program initiatives within the anticipated timeframe and within our cost estimates, our results of operations and financial condition could be negatively impacted.

Pension costs could increase at a higher than anticipated rate.

Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our pension plans. Additionally, we could incur pension settlement losses if a significant number of our retired employees decide to withdraw substantial lump sums from their pension accounts. The fair value of our pension plan assets exceeded pension benefits obligations as of December 31, 2006. However, a significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows.

Increases in our stock price could increase expenses.

Changes in the price of our Common Stock expose us to market risks. Expenses for incentive compensation could increase due to an increase in the price of our Common Stock.

Market demand for new and existing products could decline.

We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Continued success is dependent on product innovation, including maintaining a strong pipeline of new products, effective retail execution, appropriate advertising campaigns and marketing programs, and the ability to secure adequate shelf space at retail locations. In addition, success depends on our response to consumer trends, consumer health concerns, including obesity and the consumption of certain ingredients, and changes in product category consumption and consumer demographics.

Our largest customer, McLane Company, Inc., accounted for more than 25% of total net sales in 2006 reflecting the continuing consolidation of our customer base. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

Increased marketplace competition could hurt our business.

The global confectionery packaged goods industry is intensely competitive, as is the broader snack market. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.

Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products.

Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. This could affect our results of operations or increase our liabilities. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our results of operations and financial condition.

International operations could fluctuate unexpectedly and adversely impact our business.

In 2006, we derived approximately 10.9% of our net sales from customers located outside the United States. In addition, portions of our total assets are located outside of the United States. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;

•	Difficulties and costs associated with complying with, and enforcing remedies under a wide variety of complex laws, treaties and regulations;

•	Different regulatory structures and unexpected changes in regulatory environments;

•	Political and economic instability, including the possibility of civil unrest;

•	Nationalization of our properties by foreign governments;

•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	Potentially negative consequences from changes in tax laws;

•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	Increased costs, disruptions in shipping or reduced availability of freight transportation; and

•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (3 principal plants)	Manufacturing—confectionery products, and food and beverage enhancers	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Oakdale, California	Manufacturing—confectionery products, and food and beverage enhancers	Own
	Robinson, Illinois	Manufacturing—confectionery and snack products, and food and beverage enhancers	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products, and food and beverage enhancers	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Redlands, California	Distribution	Lease*
Canada	Smiths Falls, Ontario	Manufacturing—confectionery products, and food and beverage enhancers	Own
	Mississauga, Ontario	Distribution	Lease

*	We purchased this facility in January 2007.

In addition to the locations indicated above, we own or lease several other properties and buildings worldwide which we use for manufacturing and for sales, distribution and administrative functions. Our facilities are efficient and well maintained. These facilities generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey, Pennsylvania. Many additions and improvements have been made to these facilities over the years and they include equipment of the latest type and technology.

Item 3.	LEGAL PROCEEDINGS

We have no material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We paid $235.1 million in cash dividends on our Common Stock and Class B Stock in 2006 and $221.2 million in 2005. The annual dividend rate on our Common Stock in 2006 was $1.08 per share, an increase of 10.2% over the 2005 rate of $.98 per share. The 2006 dividend increase represented the 32nd consecutive year of Common Stock dividend increases.

On February 13, 2007, our Board of Directors declared a quarterly dividend of $.27 per share of Common Stock payable on March 15, 2007, to stockholders of record as of February 23, 2007. It is the Company’s 309th consecutive Common Stock dividend. A quarterly dividend of $.2425 per share of Class B Stock also was declared.

Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 292.0 million shares of our Common Stock were traded during 2006. The Class B Stock is not publicly traded.

The closing price of our Common Stock on December 31, 2006, was $49.80. There were 41,076 stockholders of record of our Common Stock and our Class B Stock as of December 31, 2006.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past two years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2006
1st Quarter	$.2450	$.2200	$55.44	$50.62
2nd Quarter	.2450	.2200	57.65	48.20
3rd Quarter	.2700	.2425	57.30	50.48
4th Quarter	.2700	.2425	53.60	48.96

Total	$1.0300	$.9250

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2005
1st Quarter	$.2200	$.2000	$64.72	$53.15
2nd Quarter	.2200	.2000	67.37	59.40
3rd Quarter	.2450	.2200	64.80	54.85
4th Quarter	.2450	.2200	60.23	52.49

Total	$.9300	$.8400

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands of dollars)
October 2 through October 29, 2006	867,988	$52.33	720,700	$77,235

October 30 through November 26, 2006	793,717	$52.69	715,100	$39,551

November 27 through December 31, 2006	852,484	$51.52	769,878	$250,000

Total	2,514,189	$52.17	2,205,678

(1)	In April 2005, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $250 million of the Company’s Common Stock in the open market, or through privately negotiated transactions. This program was completed in February 2006. In December 2005, our Board of Directors approved an additional $500 million share repurchase program. This program was completed in December 2006. Also in December 2006, our Board of Directors approved an additional $250 million share repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of Five Year Cumulative Total Return*

The Hershey Company, S&P 500 Index and

S&P Packaged Foods Index

*	Hypothetical $100 invested on December 31, 2001 in Hershey Common Stock, S&P 500 Index and S&P Packaged Foods Index, assuming reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2006	2005	2004	2003	2002	2001
Summary of Operations
Net Sales(a)(b)	3.6%	$4,944,230	4,819,827	4,416,389	4,162,987	4,131,647	4,143,003

Cost of Sales(a)(c)	2.9%	$3,076,718	2,956,682	2,672,716	2,539,469	2,568,017	2,672,472
Selling, Marketing and Administrative(b)(c)	—%	$860,378	912,986	867,104	841,105	853,048	859,967
Business Realignment and Asset Impairments Charge		$14,576	96,537	—	23,357	27,552	228,314
Gain on Sale of Business(d)		$—	—	—	8,330	—	19,237
Interest Expense, Net	10.9%	$116,056	87,985	66,533	63,529	60,722	69,093
Provision for Income Taxes(a)(c)	19.2%	$317,441	277,090	235,399	257,268	228,427	132,041

Income before Cumulative Effect of Accounting Change(a)(c)	22.8%	$559,061	488,547	574,637	446,589	393,881	200,353
Cumulative Effect of Accounting Change		$—	—	—	7,368	—	—

Net Income(a)(c)	22.8%	$559,061	488,547	574,637	439,221	393,881	200,353

Net Income Per Share(a)(c):
—Basic—Common Stock	26.6%	$2.44	2.05	2.31	1.71	1.47	.75
—Basic—Class B Stock	26.4%	$2.19	1.85	2.11	1.55	1.33	.68
—Diluted	26.2%	$2.34	1.97	2.24	1.66	1.43	.73
Weighted-Average Shares Outstanding:
—Basic—Common Stock		174,722	183,747	193,037	201,768	212,219	211,612
—Basic—Class B Stock		60,817	60,821	60,844	60,844	60,856	60,878
—Diluted(c)		239,071	248,292	256,934	264,532	275,429	275,391
Dividends Paid on Common Stock	7.8%	$178,873	170,147	159,658	144,985	133,285	122,790
Per Share	12.1%	$1.03	.93	.835	.7226	.63	.5825
Dividends Paid on Class B Stock	12.0%	$56,256	51,088	46,089	39,701	34,536	31,960
Per Share	12.0%	$.925	.84	.7576	.6526	.5675	.525
Net Income as a Percent of Net Sales, GAAP Basis(a)(b)(c)		11.3%	10.1%	13.0%	10.6%	9.5%	4.8%
Non-GAAP Income as a Percent of Net Sales(a)(b)(c)(e)		11.5%	11.7%	11.6%	11.0%	10.3%	9.3%
Depreciation	3.4%	$181,038	200,132	171,229	158,933	155,384	153,493
Advertising(b)	(10.4)%	$108,327	125,023	137,931	145,387	162,874	187,244
Payroll	1.0%	$645,480	647,825	614,037	585,419	594,372	614,197
Year-end Position and Statistics
Capital Additions	2.8%	$183,496	181,069	181,728	218,650	132,736	160,105
Capitalized Software Additions	8.8%	$15,016	13,236	14,158	18,404	11,836	9,845
Total Assets(a)(c)	5.1%	$4,157,565	4,262,699	3,794,750	3,577,026	3,483,442	3,238,775
Short-term Debt and Current Portion of Long-term Debt	154.4%	$843,998	819,115	622,320	12,509	28,124	7,926
Long-term Portion of Debt	7.3%	$1,248,128	942,755	690,602	968,499	851,800	876,972
Stockholders’ Equity(a)(c)	(10.4)%	$683,423	1,016,380	1,137,103	1,328,975	1,416,434	1,186,364
Operating Return on Average Stockholders’ Equity, GAAP Basis(a)(c)(f)		65.8%	45.4%	46.6%	32.0%	30.3%	16.7%
Non-GAAP Operating Return on Average Stockholders’ Equity(a)(c)(f)		66.7%	52.2%	41.6%	33.2%	32.8%	32.1%
Operating Return on Average Invested Capital, GAAP Basis(a)(c)(f)		26.4%	23.6%	25.7%	18.3%	17.6%	10.3%
Non-GAAP Operating Return on Average Invested Capital(a)(c)(f)		26.8%	26.8%	23.2%	18.9%	18.9%	18.1%
Full-time Employees		12,800	13,750	13,700	13,100	13,700	14,400
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		230,264	240,524	246,588	259,059	268,440	271,278
Market Price of Common Stock at Year-end	8.0%	$49.80	55.25	55.54	38.50	33.72	33.85
Range During Year		$57.65–48.20	67.37–52.49	56.75–37.28	39.33–30.35	39.75–28.23	35.08–27.57

(a)	We adjusted all years for the impact of certain immaterial adjustments relating to the timing of recognition of revenue and the correction of certain liabilities as permitted in 2006 by Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements.
(b)	We adjusted all years in accordance with final Financial Accounting Standards Board Emerging Issues Task Force consensuses reached in 2002 on various issues regarding the reporting of certain sales incentives.
(c)	We adjusted all years to reflect the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, in 2005 using the modified retrospective application method.
(d)	Includes the gain on the sale of gum brands in 2003 and the gain on the sale of the Luden’s throat drops business in 2001.
(e)	Non-GAAP Income as a Percent of Net Sales is calculated by dividing Non-GAAP Income excluding Items Affecting Comparability by Net Sales. A reconciliation of Net Income presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to Non-GAAP Income excluding items affecting comparability is provided on pages 17 and 18, along with the reasons why we believe that the use of Non-GAAP Income provides useful information to investors.
(f)	The calculation method for these measures is described on page 43 under RETURN MEASURES. The Non-GAAP Operating Return measures are calculated using Non-GAAP Income excluding items affecting comparability. A reconciliation of Net Income presented in accordance with GAAP to Non-GAAP Income excluding items affecting comparability is provided on pages 17 and 18, along with the reasons why we believe the use of Non-GAAP Income provides useful information to investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

We concluded a difficult year in 2006. Following a strong first half, we experienced a slow-down in retail performance resulting from a shift from limited edition line extensions to more sustainable new product platforms which took longer than expected. In addition, our base business sales were negatively impacted in the second half of the year by poor merchandising activity. Results for 2006, excluding items affecting comparability as indicated below, fell short of our long-term goals and were below expectations.

Net sales were impacted by slower retail takeaway and a decline in market share during the second half of the year, primarily in our North American chocolate business. Income per share-diluted was impacted by the lower than expected sales growth, increased costs for product obsolescence associated with the shift to new product platforms and increased expenses for advertising and consumer programs during the fourth quarter to regain marketplace momentum. A product recall and temporary plant closure in Canada also negatively impacted our results for the year. We plan to accelerate growth in 2007 by focusing on increasing sales of our core confectionery products, revitalizing our iconic brands through increased advertising and increased consumer and customer support, and by expanding our innovative new product platforms based on consumer preferences.

Adoption of SEC Staff Accounting Bulletin No. 108

Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), required companies to change the accounting principle used for evaluating the effect of possible prior year misstatements when quantifying misstatements in current year financial statements. As a result, we changed one of the five criteria of our revenue recognition policy to delay the recognition of revenue on goods in-transit until they are received by our customers. We also made adjustments to correct certain liabilities as of December 31, 2006, along with a corresponding adjustment to retained earnings for all years presented in this report. Adjustments were made to liabilities primarily associated with business acquisitions and divestitures occurring prior to 2002. As permitted by SAB No. 108, we adjusted our financial statements for all prior periods to provide comparability. These adjustments were not material to our results of operations or financial condition in any period presented in this report.

Non-GAAP Financial Measures—Items Affecting Comparability

Our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section includes certain measures of financial performance that are not defined by U.S. generally accepted accounting principles (“GAAP”). For each of these non-GAAP financial measures, we are providing below (1) the most directly comparable GAAP measure; (2) a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure; (3) an explanation of why our management believes these non-GAAP measures provide useful information to investors; and (4) additional purposes for which we use these non-GAAP measures.

We believe that the disclosure of these non-GAAP measures provides investors with a better comparison of our year-to-year operating results. We exclude the effects of certain items from Income before Interest and Income Taxes (“EBIT”), Net Income and Income per Share-Diluted when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business.

Items affecting comparability include the impacts of charges or credits in 2006, 2005, 2003, 2002 and 2001 associated with our business realignment initiatives and a reduction of the income tax provision in 2004 resulting from adjustments to income tax contingency reserves. Note 3 to the Consolidated Financial Statements contains information regarding the business realignment initiatives and Note 11 contains information about the income tax provision adjustment.

For the years ended December 31,	2006			2005
	EBIT	Net Income	Income Per Share- Diluted	EBIT	Net Income	Income Per Share- Diluted
In millions of dollars except per share amounts

Results in accordance with GAAP	$992.6	$559.1	$2.34	$853.6	$488.5	$1.97
Items affecting comparability:
Business realignment and asset impairments included in cost of sales	(3.2)	(2.0)	(.01)	22.5	13.4	.05
Business realignment charges included in selling, marketing and administrative (“SM&A”)	.3	.2	—	—	—	—
Business realignment and asset impairments, net	14.5	9.3	.04	96.5	60.7	.25

Non-GAAP results excluding items affecting comparability	$1,004.2	$566.6	$2.37	$972.6	$562.6	$2.27

For the years ended December 31,	2004			2003
	EBIT	Net Income	Income Per Share- Diluted	EBIT	Net Income	Income Per Share- Diluted
In millions of dollars except per share amounts

Results in accordance with GAAP	$876.6	$574.6	$2.24	$767.4	$439.2	$1.66
Items affecting comparability:
Business realignment and asset impairments included in cost of sales	—	—	—	2.1	1.3	—
Business realignment and asset impairments, net	—	—	—	23.4	14.2	.05
Gain on sale of business	—	—	—	(8.3)	(5.7)	(.02)
Tax provision adjustment	—	(61.1)	(.24)	—	—	—
Cumulative effect of accounting change	—	—	—	—	7.4	.03

Non-GAAP results excluding items affecting comparability	$876.6	$513.5	$2.00	$784.6	$456.4	$1.72

For the years ended December 31,	2002			2001
	EBIT	Net Income	Income Per Share- Diluted	EBIT	Net Income	Income Per Share- Diluted
In millions of dollars except per share amounts

Results in accordance with GAAP	$683.0	$393.9	$1.43	$401.5	$200.4	$.73
Items affecting comparability:
Business realignment and asset impairments included in cost of sales	6.4	4.1	.01	50.1	31.8	.11
Costs to explore the sale of the Company included in SM&A	17.2	10.9	.04	—	—	—
Gain on sale of business	—	—	—	(19.2)	(1.1)	—
Elimination of amortization of goodwill and other intangible assets	—	—	—	14.7	13.5	.05
Business realignment and asset impairments, net	27.6	17.4	.06	228.3	140.1	.51

Non-GAAP results excluding items affecting comparability	$734.2	$426.3	$1.54	$675.4	$384.7	$1.40

		Actual Results Excluding Items Affecting Comparability
Key Annual Performance Measures	Long-term Goal	2006	2005	2004
Increase in Net Sales	3% to 4%	2.6%	9.1%	6.1%
Increase in EBIT	7% to 9%	3.2%	11.0%	11.7%
Improvement in EBIT Margin in basis points (“bps”)	70 to 90 bps	10 bps	40 bps	100 bps
Increase in Income Per Share-Diluted (“EPS”)	9% to 11%	4.4%	13.5%	16.3%

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

				Percent Change
				Increase (Decrease)
For the years ended December 31,	2006	2005	2004	2006-2005	2005-2004
In millions of dollars except per share amounts

Net Sales	$4,944.2	$4,819.8	$4,416.4	2.6%	9.1%
Cost of Sales	3,076.7	2,956.7	2,672.7	4.1	10.6

Gross Profit	1,867.5	1,863.1	1,743.7	0.2	6.9

Gross Margin	37.8%	38.7%	39.5%

SM&A Expense	860.3	913.0	867.1	(5.8)	5.3

SM&A Expense as a percent of sales	17.4%	18.9%	19.6%

Business Realignment and Asset Impairments Charge	14.6	96.5	—	(84.9)	N/A

EBIT	992.6	853.6	876.6	16.3	(2.6)
EBIT Margin	20.1%	17.7%	19.8%

Interest Expense, Net	116.1	88.0	66.6	31.9	32.2
Provision for Income Taxes	317.4	277.1	235.4	14.6	17.7

Effective Income Tax Rate	36.2%	36.2%	29.1%

Net Income	$559.1	$488.5	$574.6	14.4	(15.0)

Net Income Per Share—Diluted	$2.34	$1.97	$2.24	18.8	(12.1)

Net Sales

2006 compared with 2005

U.S. confectionery sales volume increases contributed over three quarters of the total increase in net sales. Sales of new products and higher seasonal sales contributed the majority of the volume increase. Sales in 2006 also benefited from improved price realization resulting from higher list prices in the United States implemented in 2005, substantially offset by a higher rate of promotional allowances. Favorable foreign currency exchange rates and higher sales volume in Mexico also contributed to the sales increase. These increases were offset somewhat by lower sales in Canada, partly due to the impact of a product recall during the fourth quarter caused by a contaminated ingredient purchased from an outside supplier.

2005 compared with 2004

Business acquisitions, primarily Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) and Grupo Lorena, contributed approximately 2.9% of the increase in net sales from 2004. Approximately two-thirds of the additional sales increase of 6.2% resulted from unit volume growth, primarily reflecting the introduction of new products and limited edition items. Improved performance by our Canadian and Mexican businesses and exports to Asia and Latin America also contributed to this increase. The remaining sales increase resulted from selling price increases, a lower rate of promotional spending, and favorable foreign currency exchange rates for our international businesses.

Key Marketplace Metrics

For the 52 weeks ended December 31,	2006	2005	2004
Consumer Takeaway Increase	4.0%	4.2%	7.0%
Market Share (Decrease) Increase	(0.2)	0.7	0.5

Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

2006 compared with 2005

The sales volume increase, higher energy, raw material and other input costs were the primary contributors to the cost of sales increase for 2006. Higher costs associated with obsolete, aged and unsaleable products also contributed to the increase. These increases were offset somewhat by reductions in U.S. manufacturing costs and a decrease in cost of sales of $3.2 million in 2006 resulting from the adjustment of liabilities associated with business realignment initiatives. Business realignment charges of $22.5 million were included in cost of sales in 2005 reflecting accelerated depreciation resulting from the closure of a manufacturing facility located in Las Piedras, Puerto Rico.

Gross margin in 2006 was negatively impacted by higher costs for energy and raw materials, increased costs related to product obsolescence and an unfavorable sales mix. These were partially offset by improved price realization and supply chain productivity. Our business realignment initiatives improved gross margin 0.1 percentage point in 2006 and reduced gross margin by 0.4 percentage points in 2005.

2005 compared with 2004

Business realignment charges increased cost of sales by $22.5 million. Higher sales volume, business acquisitions and higher raw material costs, in addition to higher labor, overhead and distribution costs primarily caused the remainder of the increase.

A less favorable product mix, primarily associated with the lower-margin Mauna Loa and Grupo Lorena businesses, and the impact of business realignment charges reduced our gross margin by 1.1 percentage points. Improved price realization, primarily from selling price increases and improved profitability for our international businesses, more than offset the impact of higher raw material, labor and overhead costs, and sales of certain new products which had lower margins.

Selling, Marketing and Administrative

2006 compared with 2005

Selling, marketing and administrative expenses decreased primarily due to reduced administrative costs reflecting lower incentive compensation expense and savings resulting from our 2005 business realignment initiatives. Reduced advertising expense in 2006 was substantially offset by higher consumer promotion expenses.

2005 compared with 2004

Selling, marketing and administrative expenses increased during this period primarily due to increased performance-based employee compensation costs, including stock-based compensation. Business acquisition expenses and consumer promotions expenses also increased, but were offset somewhat by lower advertising expenses.

Business Realignment Initiatives

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”). We also announced that we would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with the 2005 business realignment initiatives. Our 2005 business realignment initiatives were complete as of December 31, 2006.

Charges (credits) associated with business realignment initiatives recorded during 2006 and 2005 were as follows:

For the years ended December 31,	2006	2005
In thousands of dollars

Cost of sales
2005 business realignment initiatives	$(1,599)	$22,459
Previous business realignment initiatives	(1,600)	—

Total cost of sales	(3,199)	22,459

Selling, marketing and administrative
2005 business realignment initiatives	266	—

Business realignment and asset impairments, net 2005 business realignment initiatives:
U.S. voluntary workforce reduction program	9,972	69,472
U.S. facility rationalization (Las Piedras, Puerto Rico plant)	1,567	12,771
Streamline international operations (primarily Canada)	2,524	14,294

Previous business realignment initiatives	513	—

Total business realignment and asset impairments, net	14,576	96,537

Total net charges associated with business realignment initiatives	$11,643	$118,996

The credit of $1.6 million recorded in cost of sales during 2006 for the 2005 business realignment initiatives related to higher than expected proceeds from the sale of equipment from the Las Piedras, Puerto Rico plant. The charge recorded in selling, marketing and administrative expenses resulted from accelerated depreciation relating to the termination of an office building lease. The net business realignment and asset impairments charges recorded during 2006 included $7.3 million for involuntary terminations relating to organizational changes.

During 2006, we recorded charges (credits) related to previous business realignment initiatives that began in 2003 and 2001. These charges (credits) were recorded to finalize the sale of certain properties, adjust previously recorded liabilities, and reflect the impact of an employment complaint arising from the 2003 business realignment initiatives. During 2004, eight former employees filed a complaint in federal court in Colorado alleging we discriminated against them based on age. We do not expect any significant impact as a result of this case.

The $22.5 million recorded in cost of sales in 2005 resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility. The business realignment and asset impairments charge in 2005 included $8.3 million for involuntary termination benefits primarily for Las Piedras plant employees.

Changes in liabilities recorded for the business realignment initiatives were as follows:

Accrued Liabilities	Balance 12/31/05	Utilization during 2006	New charges during 2006	Balance 12/31/06
In thousands of dollars

Voluntary workforce reduction	$31,883	$(19,727)	$5,531	$17,687
Facility rationalization	—	(1,562)	1,562	—
Streamline international operations	5,888	(6,723)	1,896	1,061

Total	$37,771	$(28,012)	$8,989	$18,748

Income Before Interest and Income Taxes and EBIT Margin

2006 compared with 2005

EBIT increased in 2006 compared with 2005, primarily as a result of lower net business realignment charges associated primarily with the 2005 business realignment initiatives. Net pre-tax business realignment charges of $11.6 million were recorded in 2006 compared with $119.0 million recorded in 2005, a decrease of $107.4 million. The remainder of the increase in EBIT was attributable to lower selling, marketing and administrative expenses which were partially offset by lower gross profit resulting from higher input costs and the impact of product obsolescence.

Net business realignment charges reduced EBIT margin by 0.2 percentage points in 2006 and 2.5 percentage points in 2005. The remainder of the improvement in EBIT margin reflected lower selling, marketing and administrative expenses as a percentage of sales.

2005 compared with 2004

EBIT decreased from 2004 to 2005 as a result of net charges of $119.0 million related to the 2005 business realignment initiatives recorded in 2005. The impact of the business realignment charges was substantially offset by an increase in EBIT of $96.0 million resulting from the sales volume growth and net price realization which more than offset higher input costs and an increase in selling, marketing and administrative expenses.

EBIT margin declined in 2005 primarily due to our Mauna Loa and Grupo Lorena businesses, which had lower margins, and the impact of business realignment charges which together reduced EBIT margin by 3.1 percentage points. Also contributing to the EBIT margin decline were higher raw material, labor and overhead costs, and sales of certain new products that had lower margins. Improved price realization, improved profitability from our international businesses and lower selling, marketing and administrative expenses as a percentage of sales offset 1.0 percentage point of the EBIT margin decline.

Interest Expense, Net

2006 compared with 2005

Net interest expense was higher in 2006 than the comparable period of 2005, primarily reflecting higher interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock and working capital requirements, along with significant contributions to our pension plans in late 2005. Higher interest rates in 2006 also contributed to the increase in interest expense.

2005 compared with 2004

Net interest expense was higher in 2005 primarily due to higher short-term interest expense and decreased capitalized interest. The increase in interest expense was primarily associated with commercial paper borrowings to finance stock repurchases and contributions to our pension plans, in addition to higher interest rates.

Income Taxes and Effective Tax Rate

2006 compared with 2005

Our effective income tax rate was 36.2% for 2006 and 2005.

2005 compared with 2004

The effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with business realignment charges. Our effective income tax rate for 2004 was not comparable to 2005 because in 2004 we settled Federal tax audits for the 1999 and 2000 tax years and resolved several state tax audit issues. Our provision for income taxes was reduced by $61.1 million from adjustments to income tax contingency reserves related to those years. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters. The reduction in the 2004 provision for income taxes resulting from the adjustment to income tax contingency reserves reduced the effective income tax rate by 7.3 percentage points.

Net Income and Net Income Per Share

2006 compared with 2005

Net Income in 2006 was reduced by $7.6 million, or $.03 per share-diluted, and in 2005 was reduced by $74.0 million, or $.30 per share-diluted, as a result of net charges associated with our 2005 business realignment initiatives which were recorded in each year. In addition to the impact of the business realignment initiatives, earnings per share-diluted in 2006 increased primarily as a result of lower selling, marketing and administrative expenses which more than offset the impact of reduced gross profit. The impact of lower weighted-average shares outstanding, net of higher interest expense, also contributed to the increase in earnings per share-diluted in 2006.

2005 compared with 2004

Net income for 2005 was unfavorably impacted by total charges associated with the 2005 business realignment initiatives of $119.0 million before tax, $74.0 million after tax or $.30 per share-diluted. Net income for 2004 was favorably impacted by $61.1 million, or $.24 per share-diluted, because of the adjustment to the Federal and state income tax contingency reserves.

FINANCIAL CONDITION

Our financial condition remained strong during 2006. Solid cash flow from operations and our liquidity, leverage and capital structure contributed to our continued investment grade credit rating by recognized rating agencies.

Acquisitions and Divestitures

In October 2006, our wholly-owned subsidiary, Artisan Confections Company, purchased the assets of Dagoba Organic Chocolates, LLC based in Ashland, Oregon, for $17.0 million. Dagoba is known for its high-quality organic chocolate bars, drinking chocolates and baking products that are primarily sold in natural food and gourmet stores across the United States. Dagoba has annual sales of approximately $8 million.

In August 2005, Artisan Confections Company completed the acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the United States. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco.

Also, in August 2005, Artisan Confections Company acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Distinctive products created by Joseph Schmidt include artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. We sell these products in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million, with the final amount subject to upward adjustment. The final purchase price, which will not exceed $61.1 million, will be determined based upon actual sales growth through 2007. Together, these companies have combined annual sales of approximately $25 million.

In December 2004, Artisan Confections Company acquired Mauna Loa for $127.8 million. Mauna Loa is the leading processor and marketer of macadamia snacks with annual sales of approximately $80 million.

In October 2004, our wholly-owned Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top sugar confectionery companies, for $39.0 million. This business has annual sales of over $30 million. Included in the acquisition was the Pelón Pelo Rico brand.

Results subsequent to the dates of acquisition were included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

In October 2005, our wholly-owned subsidiary, Hershey Canada Inc., completed the sale of its Mr. Freeze freeze pops business for $2.7 million.

Assets

A summary of our assets is as follows:

December 31,	2006	2005
In thousands of dollars

Current assets	$1,417,812	$1,376,403
Property, plant and equipment, net	1,651,300	1,659,138
Goodwill and other intangibles	642,269	629,964
Other assets	446,184	597,194

Total assets	$4,157,565	$4,262,699

•	The change in current assets from 2005 to 2006 was primarily due to the following:

•	Higher cash and cash equivalents in 2006 due to the timing of cash collections;

•	An increase in accounts receivable in 2006 resulting from the timing of sales in December;

•	An increase in inventories reflecting higher raw material inventories to support manufacturing requirements; and

•

A decrease in prepaid expenses and other current assets reflecting the implementation of SFAS No. 158 and lower prepaid selling and marketing expenses, partially offset by a receivable of approximately $14.0 million related to the recovery of damages resulting from the product recall in Canada.

•	Property, plant and equipment was lower in 2006 primarily due to depreciation expense of $181.0 million and asset retirements, partially offset by capital additions.

•

The change in other assets in 2006 was primarily due to the implementation of SFAS No. 158 which resulted in the reclassification of $143.9 million of assets related to our pension plans to accumulated other comprehensive loss.

Liabilities

A summary of our liabilities is as follows:

December 31,	2006	2005
In thousands of dollars

Current liabilities	$1,453,538	$1,490,382
Long-term debt	1,248,128	942,755
Other long-term liabilities	486,473	412,929
Deferred income taxes	286,003	400,253

Total liabilities	$3,474,142	$3,246,319

•	Changes in current liabilities from 2005 to 2006 were primarily the result of the following:

•	Lower accounts payable reflecting the timing of payments in December;

•	Reduced accrued liabilities associated with business realignment initiatives, incentive compensation and marketing programs; and

•	Higher current portion of long-term debt, substantially offset by the refinancing of commercial paper borrowings upon the issuance of long-term debt.

•

The increase in long-term debt in 2006 resulted from the issuance of $500 million of Notes in August 2006, discussed further in the Liquidity and Capital Resources section. This increase was reduced by the reclassification of 6.95% Notes and certain lease obligations to current portion of long-term debt.

•	The increase in other long-term liabilities in 2006 was principally associated with the recording of liabilities for post-retirement benefits upon adoption of SFAS No. 158.

•

The decrease in deferred taxes in 2006 was primarily associated with the tax effect of the reclassification of assets related to our pension plans and liabilities recorded for our post-retirement benefit plans upon adoption of SFAS No. 158.

Capital Structure

We have two classes of stock outstanding, Common Stock and Class B Stock. Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. Holders of the Common Stock have one vote per share. Holders of the Class B Stock have ten votes per share. Holders of the Common Stock, voting separately as a class, are entitled to elect one-sixth of our Board of Directors. With respect to dividend rights, holders of the Common Stock are entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.

Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”) maintains voting control over The Hershey Company. However, the Milton Hershey School Trust has not taken an active role in setting our policy, nor has it exercised influence with regard to the ongoing business decisions of our Board of Directors or management. The Milton Hershey School Trust decided to explore a sale of The Hershey Company in June 2002, but subsequently decided to terminate the sale process in September 2002. After terminating the sale process, the Trustee of the Milton Hershey School Trust advised the Pennsylvania Office of Attorney General in September 2002 that it would not agree to any sale of its controlling interest in The Hershey Company without approval of the court having jurisdiction over the Milton Hershey School Trust following advance notice to the Office of Attorney General. Subsequently, Pennsylvania enacted legislation that requires that the Office of Attorney General be provided advance notice of any transaction that would result in the Milton Hershey School Trust no longer having voting control of the Company. The law provides specific statutory authority for the Attorney General to intercede, and petition the Court having jurisdiction over the Milton Hershey School Trust to stop such a transaction if the Attorney General can prove that the transaction is unnecessary for the future economic viability of the Company and is inconsistent with investment and management considerations under fiduciary obligations. This legislation could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby delay or prevent a change in control of the Company.

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement (“Rights Agreement”). The Milton Hershey School Trust supported the Rights Agreement. This action was not in response to any specific effort to acquire control of The Hershey Company. Under the Rights Agreement, our Board of Directors declared a dividend of one right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable and will not change the manner in which our Common Stock is traded. We discuss the Rights Agreement in more detail in Note 14 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by: sales volume, seasonal sales patterns, timing of new product introductions, profit margins and price changes. Sales are typically higher during the third and fourth quarters of the year due to seasonal and holiday-related sales patterns. Generally, working capital needs peak during the summer months. We meet these needs primarily by issuing commercial paper.

Cash Flows from Operating Activities

Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2006	2005	2004
In thousands of dollars

Net income	$559,061	$488,547	$574,637
Depreciation and amortization	199,911	218,032	189,665
Stock-based compensation and excess tax benefits	16,323	14,263	18,710
Deferred income taxes	4,173	71,038	(74,570)
Business realignment initiatives, net of tax	7,573	74,021	—
Contributions to pension plans	(23,570)	(277,492)	(8,020)
Working capital	(40,553)	(174,010)	(26,081)
Changes in other assets and liabilities	275	47,363	113,413

Net cash provided from operating activities	$723,193	$461,762	$787,754

•	Over the past three years, cash from operating activities provided approximately $2.0 billion.

•

The change in cash (used by) provided from deferred income taxes primarily reflected the tax impact of higher pension plan contributions in 2005 and the adjustment of income tax contingency reserves in 2004.

•

In 2004, we adjusted deferred income taxes primarily to reflect the deferred tax benefit resulting from a $61.1 million adjustment to income tax contingency reserves recorded in the second quarter of 2004. Deferred income taxes in 2004 also reflected an increase resulting from the Mauna Loa acquisition. These adjustments represented non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•

We contributed $309.1 million to our pension plans over the past three years to improve the plans’ funded status. As of December 31, 2006, the fair value of our pension plan assets exceeded benefits obligations by $328.0 million.

•	Over the three-year period, cash provided from or used by working capital tended to fluctuate due to sales during December and inventory management practices.

•

During the three-year period, changes in other assets and liabilities primarily related to hedging transactions and the timing of payments for accrued liabilities associated with selling and marketing programs, incentive compensation and income taxes. The increase in income taxes paid in 2006 compared with 2005 primarily reflected significantly lower tax deductions in 2006 for pension plan contributions.

Cash Flows from Investing Activities

Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2006	2005	2004
In thousands of dollars

Capital additions	$(183,496)	$(181,069)	$(181,728)
Capitalized software additions	(15,016)	(13,236)	(14,158)
Business acquisitions	(17,000)	(47,074)	(166,859)
Proceeds from divestitures	—	2,713	—

Net cash used by investing activities	$(215,512)	$(238,666)	$(362,745)

•	Capital additions primarily included capacity expansion, modernization of existing facilities and purchases of manufacturing equipment for new products.

•	Capitalized software additions were primarily for ongoing enhancement of our information systems.

•	We anticipate total capital expenditures of $250 million to $300 million in 2007 and $225 million to $250 million in 2008 and 2009.

•	In October 2006, our wholly-owned subsidiary, Artisan Confections Company, acquired the assets of Dagoba Organic Chocolates, LLC for $17.0 million.

•

In August 2005, Artisan Confections Company acquired the assets of Joseph Schmidt Confections, Inc. and completed the acquisition of Scharffen Berger Chocolate Maker, Inc. The combined purchase price for Joseph Schmidt and Scharffen Berger was $47.1 million, although the final amount may be adjusted upward based on actual sales growth through 2007. The adjustment may not increase the final amount to a total of more than $61.1 million.

•

In 2004, Artisan Confections Company acquired Mauna Loa for $127.8 million and our wholly-owned Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, a sugar confectionery company, for $39.0 million.

•	In October 2005, our wholly-owned subsidiary, Hershey Canada Inc., sold its Mr. Freeze freeze pops business for $2.7 million.

Cash Flows from Financing Activities

Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2006	2005	2004
In thousands of dollars

Net change in short-term borrowings	$(163,826)	$475,582	$331,245
Long-term borrowings	496,728	248,318	—
Repayment of long-term debt	(234)	(278,236)	(883)
Cash dividends paid	(235,129)	(221,235)	(205,747)
Stock options exercises	46,386	101,818	89,330
Repurchase of Common Stock	(621,648)	(536,997)	(698,910)

Net cash used by financing activities	$(477,723)	$(210,750)	$(484,965)

•

We use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and finance share repurchase programs. Additional information on short-term borrowings is included under Borrowing Arrangements below.

•

In August 2006, we issued $250 million of 5.3% Notes due in 2011 and $250 million of 5.45% Notes due in 2016. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2006 described under Registration Statements below.

•	In August 2005, we issued $250 million of 4.85% Notes due in 2015 under an August 1997 Form S-3 Registration Statement.

•	We paid cash dividends of $178.9 million on our Common Stock and $56.3 million on our Class B Stock in 2006.

•	Cash used for the repurchase of Common Stock was partially offset by cash received from the exercise of stock options.

Repurchases and Issuances of Common Stock

For the years ended December 31,	2006		2005		2004
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under pre-approved share repurchase programs:
Open market repurchases	9,912	$524,387	4,085	$238,157	2,633	$115,604
Milton Hershey School Trust repurchases	689	38,482	69	3,936	11,282	501,373
Shares repurchased to replace Treasury Stock issued for stock options and employee benefits	1,096	58,779	4,859	294,904	1,898	81,933

Total share repurchases	11,697	$621,648	9,013	$536,997	15,813	$698,910
Shares issued for stock options and employee benefits	(1,437)	(44,564)	(2,949)	(74,438)	(3,341)	(84,047)

Net change	10,260	$577,084	6,064	$462,559	12,472	$614,863

•

We intend to continue to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•

During 2006, we completed share repurchase programs of $250 million approved in April 2005 and $500 million approved in December 2005. In December 2006, our Board of Directors approved an additional $250 million share repurchase program.

Cumulative Share Repurchases and Issuances

A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	(In thousands)
Shares repurchased under authorized programs which began in 1993:
Open market repurchases	54,520	$1,834,449
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	65,382	2,067,179
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares reissued for stock option obligations, supplemental retirement contributions, and employee stock ownership trust obligations	(25,747)	(653,882)
Shares repurchased to replace reissued shares	22,721	887,277

Total held as Treasury Stock as of December 31, 2006	129,638	$3,801,947

Borrowing Arrangements

We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity.

•

In December 2006, we entered into a five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings to $1.5 billion with the consent of the lenders. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. The credit agreement contains customary affirmative and negative covenants and a financial covenant. As of December 31, 2006, we complied with all of these covenants. This facility replaced our previous $900 million revolving credit facility entered into in November 2004.

•

In March 2006, we entered into a short-term credit agreement establishing an unsecured revolving credit facility to borrow up to $400 million through September 2006. In September 2006, we entered into an agreement amending the short-term facility. The amended agreement reduced the credit limit from $400 million to $200 million and expired on December 1, 2006. We used the funds for general corporate purposes, including commercial paper backstop. We entered into this agreement because we expected borrowings to exceed the $900 million credit limit available under the revolving credit agreement in effect at that time.

•

In September 2005, we entered into a short-term credit agreement establishing an unsecured revolving credit facility to borrow up to $300 million. The agreement expired in December 2005. We used the funds for general corporate purposes. We entered into this facility because we expected borrowings in late 2005 to exceed the $900 million credit limit available under the revolving credit agreement in effect at that time. Borrowing increased due to the retirement of $200 million of 6.7% Notes in October 2005, refinancing of certain consolidated lease arrangements, contributions to our pension plans, stock repurchases and seasonal working capital needs.

•

In November 2004, we entered into a five-year credit agreement under which we could borrow up to $900 million with an option to increase borrowings by an additional $600 million with concurrence by the lenders. This credit agreement was replaced by the new $1.1 billion revolving credit facility referred to in the first bullet above.

•

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2006, we could borrow up to approximately $54.2 million in various currencies under the lines of credit and as of December 31, 2005, we could borrow up to $71.1 million.

Registration Statements

•

In September 2005, we filed a shelf registration statement on Form S-3 that was declared effective in January 2006. Under this registration statement, we could offer on a delayed or continuous basis up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”).

•

In May 2006, we filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under new Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of, the $750 Million Shelf Registration Statement for offerings of debt securities occurring subsequent to May 2006.

•	In August 2006, we issued $250 million of 5.3% Notes due September 1, 2011, and $250 million of 5.45% Notes due September 1, 2016. These Notes were issued under the WKSI Registration Statement.

•

Proceeds from the debt issuances and any other offerings under the WKSI Registration Statement may be used for general corporate requirements. These may include reducing existing borrowings, financing capital additions, funding contributions to our pension plans, future business acquisitions and working capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of December 31, 2006, our contractual cash obligations by year were as follows:

	Payments Due by Year
	(In thousands of dollars)
Contractual Obligations	2007	2008	2009	2010	2011	Thereafter	Total
Unconditional Purchase Obligations	$1,023,500	$271,800	$72,300	$25,100	$—	$—	$1,392,700
Non-cancelable Operating Leases	14,334	12,969	9,124	6,511	5,892	16,091	64,921
Long-term Debt	188,765	144	147	136	250,000	997,701	1,436,893

Total Obligations	$1,226,599	$284,913	$81,571	$31,747	$255,892	$1,013,792	$2,894,514

In entering into contractual obligations, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. Our risk is limited to replacing the contracts at prevailing market rates. We do not expect any significant losses resulting from counterparty defaults.

Purchase Obligations

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2006.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2006 and in future periods by entering into commodities futures contracts. Taking delivery of the specific commodities for use in the manufacture of finished goods satisfies these obligations. For each of the three years in the period ended December 31, 2006, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

Lease Arrangement with Special Purpose Trust

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation No. 46”). Interpretation No. 46 addresses consolidation by business enterprises of special-purpose entities (“SPEs”), such as special-purpose trusts (“SPTs”), to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. We adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of off-balance sheet arrangements with SPTs. As of December 31, 2006 and 2005, we had no off-balance sheet arrangements.

In December 2000, we entered into a lease agreement with the owner of a warehouse and distribution facility in Redlands, California. The lease term was approximately ten years, with occupancy to begin upon completion of the facility. The lease agreement contained an option for us to purchase the facility. In January 2002, we assigned our right to purchase the facility to an SPT that in turn purchased the completed facility and leased it to us under a new lease agreement. The term of this lease agreement was five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $40.1 million. We exercised our option to purchase the facility at the original cost of $40.1 million at the end of the lease term in January 2007.

Asset Retirement Obligations

Our Company has a number of facilities that contain varying degrees of asbestos in certain locations within these facilities. Our asbestos management program is compliant with current regulations. Current regulations require that we handle or dispose of this type of asbestos in a special manner if such facilities undergo major renovations or are demolished. We believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve the removal of asbestos.

Income Tax Obligations

We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company and interpretation of tax laws. We are regularly audited by Federal, state and foreign tax authorities. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments. We determine the reserves based upon our judgment of assessment risk. We adjust the reserves, from time to time, based upon changing facts and circumstances, such as receiving audit assessments or clearing of an item for which a reserve has been established.

A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues were concluded during the second quarter of 2004. Based upon the results of the audits, we reduced our income tax contingency reserves by $73.7 million. This reflected a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The reserve adjustment related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters. Assessments of additional tax require cash payments. We are not aware of any significant income tax assessments.

ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS

We use certain derivative instruments, from time to time, including interest rate swaps, foreign currency forward exchange contracts and options, and commodities futures contracts, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures. We enter into interest rate swap agreements and foreign currency contracts and options for periods consistent with related underlying exposures. These derivative instruments do not constitute positions independent of those exposures. We enter into commodities futures contracts for varying periods. These futures contracts are intended to be, and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any significant losses from counterparty defaults.

Accounting Under Statement of Financial Accounting Standards No. 133

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133, as amended”). SFAS No. 133, as amended, provides that we report the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of other comprehensive income. We reclassify the effective portion of the gain or loss on these derivative instruments into income in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument resulting from hedge ineffectiveness, if any, must be recognized currently in earnings.

Fair value hedges pertain to derivative instruments that qualify as a hedge of exposures to changes in the fair value of a firm commitment or assets and liabilities recognized on the balance sheet. For fair value hedges, we reflect the gain or loss on the derivative instrument in earnings in the period of change together with the offsetting loss or gain on the hedged item. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

As of December 31, 2006, we designated and accounted for all derivative instruments, including foreign exchange contracts and options, and commodities futures contracts, as cash flow hedges.

We adopted SFAS No. 133, as amended, as of January 1, 2001. Additional information regarding accounting policies associated with derivative instruments is contained in Note 5 to the Consolidated Financial Statements, Derivative Instruments and Hedging Activities.

The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2006. Note 1, Note 5 and Note 7 to the Consolidated Financial Statements provide additional information.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2006. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$188,765	$144	$147	$136	$250,000	$997,701	$1,436,893	$1,519,067
Interest Rate	6.3%	2.0%	2.0%	2.0%	5.3%	6.3%	6.1%

We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2006.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements.

In December 2005, we entered into forward swap agreements to hedge interest rate exposure related to $500 million of term financing to be executed during 2006. In February 2006, we terminated a forward swap agreement hedging the anticipated execution of $250 million of term financing because the transaction was no longer expected to occur by the originally specified time period or within an additional two-month period of time thereafter. We recorded a gain of $1.0 million in the first quarter of 2006 as a result of the discontinuance of this cash flow hedge. In August 2006, a forward swap agreement hedging the anticipated issuance of $250 million of

10-year notes matured resulting in cash receipts of $3.7 million. The $3.7 million gain on the swap will be amortized as a reduction to interest expense over the term of the $250 million of 5.45% Notes due September 1, 2016.

In October 2003, we entered into swap agreements effectively converting interest payments on long-term debt from fixed to variable rates. We converted interest payments on $200 million of 6.7% Notes due in October 2005 and $150 million of 6.95% Notes due in March 2007 from their respective fixed rates to variable rates based on the London Interbank Offered Rate, LIBOR. In March 2004, we terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. We are amortizing or have amortized this increase over the remaining terms of the respective long-term debt as a reduction to interest expense.

The fair value of interest rate swaps equals the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the swap agreements quarterly based upon the quoted market price for the same or similar financial instruments. As of December 31, 2006, we were not a party to any interest rate swap agreements.

A summary of the fair value and market risk associated with interest rate swaps is as follows:

December 31,	2006	2005
In millions of dollars

Fair value of forward swap agreements—liability	$—	$4.9

Potential net loss in fair value of interest rate swaps of ten percent resulting from a hypothetical near-term adverse change in market rates	$—	$.5

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions denominated in foreign currencies. These transactions are primarily purchase commitments or forecasted purchases of equipment, raw materials and finished goods. We also may hedge payment of forecasted intercompany transactions with our subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.

Foreign exchange forward contracts and options are effective as hedges of identifiable, foreign currency commitments. We designate our foreign exchange forward contracts as cash flow hedging derivatives. The fair value of these contracts is classified as either an asset or liability on the Consolidated Balance Sheets. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings.

A summary of foreign exchange forward contracts and options and the corresponding amounts at contracted forward rates is as follows:

December 31,	2006		2005
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts and options to purchase foreign currencies	$29.0	Australian dollars Canadian dollars Euros	$51.1	Australian dollars British sterling Euros

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

A summary of the fair value and market risk associated with foreign exchange forward contracts and options is as follows:

December 31,	2006	2005
In millions of dollars

Fair value of foreign exchange forward contracts and options—asset	$1.5	$.4

Potential net loss in fair value of foreign exchange forward contracts and options of ten percent resulting from a hypothetical near-term adverse change in market rates	$.2	$.1

Our risk related to foreign exchange forward contracts and options is limited to the cost of replacing the contracts at prevailing market rates.

Commodities—Price Risk Management and Futures Contracts

Our most significant raw material requirements include cocoa, sugar, milk, peanuts and almonds. The cost of cocoa beans and prices for related futures contracts historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•	the effect of weather on crop yield;

•	imbalances between supply and demand;

•	currency exchange rates;

•	political unrest in producing countries; and

•	speculative influences.

During 2006, cocoa prices traded in a relatively wide range between 67¢ and 75¢ per pound, based on the New York Board of Trade futures contract. Our costs will not necessarily reflect market price fluctuations because of our forward purchasing practices, premiums and discounts that reflect varying delivery times, and supply and demand for specific varieties and grades of cocoa beans.

We attempt to minimize the effect of future price fluctuations related to the purchase of our raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. We use futures contracts in combination with forward purchasing of cocoa and other commodities primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. We use fuel oil futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

We account for commodities futures contracts in accordance with SFAS No. 133, as amended. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the New York Board of Trade or various other exchanges. These changes in value represent unrealized gains and losses. We report these cash transfers as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for the payment of future invoice prices of raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

Sensitivity Analysis

The following sensitivity analysis reflects our market risk to a hypothetical adverse market price movement of ten percent, based on our net commodity positions at four dates spaced equally throughout the year. Our net commodity positions consist of the amount of futures contracts we hold over or under the amount of futures contracts we need to price unpriced physical forward contracts for the same commodities. Inventories, priced forward contracts and estimated anticipated purchases not yet under contract were not included in the sensitivity analysis calculations. We define a loss, for purposes of determining market risk, as the potential decrease in fair value or the opportunity cost resulting from the hypothetical adverse price movement. The fair values of net commodity positions reflect quoted market prices or estimated future prices, including estimated carrying costs corresponding with the future delivery period.

For the years ended December 31,	2006		2005
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$138.4	$13.8	$16.3	$1.6
Lowest long position	(147.0)	14.7	(204.5)	20.5
Average position (long)	(37.3)	3.7	(126.3)	12.6

The increase in fair values from 2005 to 2006 primarily reflected an increase in net commodity positions. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.

Sensitivity analysis disclosures represent forward-looking statements which are subject to certain risks and uncertainties that could cause our actual results to differ materially from those presently anticipated or projected. Factors that could affect the sensitivity analysis disclosures include:

•	significant increases or decreases in market prices reflecting fluctuations attributable to the effect of weather on crop yield;

•	imbalances between supply and demand;

•	currency exchange rates;

•	political unrest in producing countries;

•	speculative influences; and

•	changes in our hedging strategies.

USE OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP. In various instances, GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to the following:

•	Accounts Receivable—Trade

•	Accrued Liabilities

•	Pension and Other Post-Retirement Benefit Plans

•	Goodwill and Other Intangible Assets

•	Commodities Futures Contracts

Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, refer to Note 1 of the Notes to Consolidated Financial Statements.

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. McLane Company, Inc. accounted for approximately 22.9% of our total accounts receivable as of December 31, 2006. As of December 31, 2006, no other customer accounted for more than 10% of our total accounts receivable. We believe we have little concentration of credit risk associated with the remainder of our customer base.

Accounts Receivable—Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the following:

•	Aging of accounts receivable at the date of the financial statements;

•	Assessments of collectibility based on historical trends; and

•	Evaluation of the impact of current and projected economic conditions.

We monitor the collectibility of our accounts receivable on an ongoing basis by analyzing aged accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectibility of accounts receivable are reasonably likely to change in the future.

Information on our Accounts Receivable—Trade, related expenses and assumptions is as follows:

For the three-year period	2004-2006
In millions of dollars, except percents

Average expense for potential uncollectible accounts	$.8
Average write-offs of uncollectible accounts	$2.4
Allowance for doubtful accounts as a percentage of gross accounts receivable	1% – 3%

•	We recognize the provision for uncollectible accounts as selling, marketing and administrative expense in the Consolidated Statements of Income.

•	If we made reasonably possible near-term changes in the most material assumptions regarding collectibility of accounts receivable, our annual provision could change within the following range:

•	A reduction in expense of approximately $3.8 million; and

•	An increase in expense of approximately $3.0 million.

•	Changes in estimates for future uncollectible accounts receivable would not have a material impact on our liquidity or capital resources.

Accrued Liabilities

Accrued liabilities requiring the most difficult or subjective judgments include liabilities associated with marketing promotion programs and potentially unsaleable products.

Liabilities associated with marketing promotion programs

We recognize the costs of marketing promotion programs as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition.

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Promotional costs	$625.8	$583.5	$555.9

•	We determine the amount of the accrued liability by:

•	Analysis of programs offered;

•	Historical trends;

•	Expectations regarding customer and consumer participation;

•	Sales and payment trends; and

•	Experience with payment patterns associated with similar, previously offered programs.

•

The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

•	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:

•	A reduction in costs of approximately $17.0 million

•	An increase in costs of approximately $4.0 million

•	Changes in these assumptions would affect net sales and income before income taxes.

•	Over the three-year period ended December 31, 2006, actual promotion costs have not deviated from the estimated amounts by more than 6%.

•	Changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.

Liabilities associated with potentially unsaleable products

•	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.

•	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.

•

Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

•	Over the three-year period ended December 31, 2006, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.

•

Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $.5 million to $1.0 million.

•	Over the three-year period ended December 31, 2006, actual costs have not deviated from our estimates by more than 1%.

•	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.

Pension and Other Post-Retirement Benefit Plans

Overview

We sponsor a number of defined benefit pension plans. The primary plans are The Hershey Company Retirement Plan and The Hershey Company Retirement Plan for Hourly Employees. These are cash balance plans that provide pension benefits for most domestic employees. We monitor legislative and regulatory developments regarding cash balance plans, as well as recent court cases, for any impact on our plans. We also sponsor two primary post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

We fund domestic pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws. For years beginning after 2007, we will need to comply with the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. We broadly diversify our pension plan assets, consisting primarily of domestic and international common stocks and fixed income securities. Short-term and long-term liabilities associated with benefit plans are primarily determined based on actuarial calculations. These calculations consider payroll and employee data, including age and years of service, along with actuarial assumptions at the date of the financial statements. We take into consideration long-term projections with regard to economic conditions, including interest rates, return on assets and the rate of increase in compensation levels. With regard to liabilities associated with post-retirement benefit plans that provide health care and life insurance, we take into consideration the long-term annual rate of increase in the per capita cost of the covered benefits. In compliance with the provisions of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, we review the discount rate assumptions and may revise them annually. The expected long-term rate of return on assets assumption (“asset return assumption”) for funded plans is by its nature of a longer duration and revised only when long-term asset return projections demonstrate that need.

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

We adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006. The impact of the adoption of SFAS No. 158 was as follows:

Incremental Effect of Applying SFAS No. 158

on Individual Line Items in the Consolidated Balance Sheet

as of December 31, 2006

(in thousands of dollars)

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
Prepaid expenses and other current assets	$100,224	$(12,406)	$87,818
Other assets	590,124	(143,940)	446,184
Total assets	4,313,911	(156,346)	4,157,565
Accrued liabilities	450,982	3,041	454,023
Other long-term liabilities	398,703	87,770	486,473
Deferred income taxes	395,188	(109,185)	286,003
Total liabilities	3,492,516	(18,374)	3,474,142
Accumulated other comprehensive loss	(217)	(137,972)	(138,189)
Total stockholders’ equity	821,395	(137,972)	683,423

Pension Plans

Our pension plan costs and related assumptions were as follows:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Net periodic pension benefit costs	$25.3	$29.9	$34.4

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	5.4%	5.7%	6.0%
Average discount rate assumptions—benefit obligation calculation	5.7%	5.4%	5.7%
Asset return assumptions	8.5%	8.5%	8.5%

Net Periodic Pension Benefit Costs

We expect net periodic pension benefit income in 2007 primarily due to the better than expected asset return in 2006, the modifications announced in October 2006 which will reduce future benefits under The Hershey Company Retirement Plan, The Hershey Company Retirement Plan for Hourly Employees and the Supplemental Executive Retirement Plan, and the impact of a higher discount rate assumption as of December 31, 2006. The recognized net actuarial losses will be lower in 2007 primarily due to the better than expected asset return in 2006. Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations.

We only amortize the unrecognized net actuarial gains/losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit costs for 2007 is $2.4 million. This amount was based on the December 31, 2006 unrecognized net actuarial loss of $175.1 million and an amortization period of primarily between thirteen and fifteen years. We present the unrecognized net actuarial loss in Note 12, Pension and Other Post-Retirement Benefit Plans. The thirteen to fifteen year amortization period equals the average remaining service period of active employees expected to receive benefits under the plans (“average remaining service period”). Changes to the assumed rates of participant termination, disability and retirement would affect the average remaining service period. An increase in these rates would decrease the average remaining service period and a decrease in these rates would have the opposite effect. However, we anticipate no changes to the assumed rates at this time. The 2006 recognized net actuarial loss component of net periodic pension benefit costs was $12.1 million. Projections beyond 2007 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit Costs

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2006, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Citigroup Pension Discount Curve. In 2005 and 2004, we considered the yields of high quality securities in determining the average discount rate assumptions. High quality securities are generally considered to be those receiving a rating no lower than the second highest given by a recognized rating agency. The duration of such securities is reasonably comparable to the duration of our pension plan liabilities.

The use of a different discount rate assumption can significantly affect net periodic benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have increased 2006 net periodic pension benefit cost by $14.2 million.

•	A one-percentage point increase in the discount rate assumption would have decreased 2006 net periodic pension benefit cost by $12.1 million.

Average Discount Rate Assumption—Benefit Obligations

The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit cost as described above. We increased our 2006 discount rate assumption due to the increasing interest rate environment.

The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2006 pension benefits obligations by $136.7 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2006 pension benefits obligations by $114.9 million.

Asset Return Assumptions

We based the expected return on plan assets component of net periodic pension benefit costs on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 19 years prior to December 31, 2006 was approximately 9.9%. The actual return on assets was as follows:

For the years ended December 31,	2006	2005	2004
Actual return on assets	15.7%	7.8%	10.7%

The use of a different asset return assumption can significantly affect net periodic benefit cost:

•	A one-percentage point decrease in the asset return assumption would have increased 2006 net periodic pension benefit cost by $12.3 million.

•	A one-percentage point increase in the asset return assumption would have decreased 2006 net periodic pension benefit cost by $12.3 million.

Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	50% – 85%
Debt securities	15% – 50%
Cash and certain other investments	0% – 5%

As of December 31, 2006, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes.

For 2006 and 2005, minimum funding requirements for the plans were not material. However, we made contributions of $23.6 million in 2006 and $277.5 million in 2005 to improve the funded status. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate or asset return assumptions would not have changed the 2006 minimum funding requirements for the domestic plans. For 2007, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material.

Post-Retirement Benefit Plans

Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Net periodic other post-retirement benefit cost	$28.7	$24.6	$24.3

Assumptions:
Average discount rate assumption	5.4%	5.7%	6.0%

The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have increased 2006 net periodic other post-retirement benefit cost by $1.9 million.

•	A one-percentage point increase in the discount rate assumption would have decreased 2006 net periodic other post-retirement benefit cost by $1.6 million.

Other post-retirement benefit obligation assumptions were as follows:

December 31,	2006	2005
In millions of dollars

Other post-retirement benefit obligation	$345.1	$355.9

Assumptions:
Benefit obligations discount rate assumption	5.7%	5.4%

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2006 other post-retirement benefits obligations by $37.9 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2006 other post-retirement benefits obligations by $31.6 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. This standard classifies intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, the standard requires impairment testing if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, the standard requires impairment testing at least annually or more frequently if events or circumstances indicate that these assets might be impaired.

We use a two-step process to evaluate goodwill for impairment. In the first step, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. We estimate the fair value of the reporting unit based on discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference.

The assumptions we used to estimate fair value are based on the past performance of each reporting unit and reflect the projections and assumptions that we use in current operating plans. We also consider assumptions that market participants may use. Such assumptions are subject to change due to changing economic and competitive conditions.

Our other intangible assets consist primarily of customer-related intangible assets, patents and trademarks obtained through business acquisitions. We amortize customer-related intangible assets and patents over their estimated useful lives. The useful lives of trademarks were determined to be indefinite and, therefore, we do not amortize them. We evaluate our trademarks for impairment by comparing the carrying amount of the assets to their estimated fair value. If the estimated fair value is less than the carrying amount, we record an impairment charge to reduce the asset to its estimated fair value. The estimated fair value is generally determined based on discounted future cash flows.

We completed our annual impairment tests and determined that none of our goodwill or other intangible assets was impaired as of December 31, 2006, 2005 and 2004.

Commodities Futures Contracts

We use futures contracts in combination with forward purchasing of cocoa and other commodities primarily to reduce the risk of future price increases, provide visibility to future costs and take advantage of market fluctuations. Accounting for commodities futures contracts is in accordance with SFAS No. 133, as amended. Additional information with regard to accounting policies associated with commodities futures contracts and other derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Net after-tax gains (losses) on cash flow hedging derivatives	$11.4	$(6.5)	$16.3
Reclassification adjustments from accumulated other comprehensive loss to income	(5.3)	18.1	26.1
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	2.0	(2.0)	.4

•	We reflected reclassification adjustments related to gains or losses on commodities futures contracts in cost of sales.

•	No gains or losses on commodities futures contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on commodities futures contracts in income due to excluding such components from the hedge effectiveness assessment.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $4.6 million after tax as of December 31, 2006. This amount is primarily associated with commodities futures contracts.

RETURN MEASURES

We believe that two important measures of profitability are operating return on average stockholders’ equity and operating return on average invested capital. These operating return measures calculated in accordance with GAAP are presented on the SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY on page 15 with the directly comparable Non-GAAP operating return measures. The Non-GAAP operating return measures are calculated using Non-GAAP Income excluding items affecting comparability. A reconciliation of Net Income presented in accordance with GAAP to Non-GAAP Income excluding items affecting comparability is provided on pages 17 and 18, along with the reasons why we believe that the use of Non-GAAP Income in these calculations provides useful information to investors.

Operating Return on Average Stockholders’ Equity

Operating return on average stockholders’ equity is calculated by dividing net income by the average of beginning and ending stockholders’ equity. To calculate Non-GAAP operating return on average stockholders’ equity, we define Non-GAAP Income as net income adjusted to exclude certain items. These items include the following:

•	Amortization of indefinite-lived intangibles for all years

•	After-tax effect of the business realignment initiatives in 2006, 2005, 2003, 2002 and 2001

•	Adjustment to income tax contingency reserves which reduced the provision for income taxes in 2004

•	After-tax gain on the sale of a group of our gum brands in 2003

•	After-tax effect of incremental expenses to explore the possible sale of our Company in 2002

•	After-tax gain on the sale of the Luden’s throat drops business in 2001

Our operating return on average stockholders’ equity, GAAP basis, was 65.8% in 2006. Our Non-GAAP operating return on average stockholders’ equity was 66.7% in 2006. The increase in operating return on average stockholders’ equity in 2006 was principally due to a reduction in equity resulting from share repurchases and the adoption of SFAS No. 158. Over the last six years, our Non-GAAP operating return on stockholders’ equity has ranged from 32.1% in 2001 to 66.7% in 2006.

Operating Return on Average Invested Capital

Operating return on average invested capital is calculated by dividing earnings by average invested capital. Average invested capital consists of the annual average of the beginning and ending balances of long-term debt, deferred income taxes and stockholders’ equity.

For the calculation of operating return on average invested capital, GAAP basis, earnings is defined as net income less the after-tax effect of interest on long-term debt. For the calculation of the Non-GAAP operating return measure, we define earnings as net income adjusted to exclude the following:

•	Amortization of indefinite-lived intangibles for all years

•	After-tax effect of the business realignment initiatives in 2006, 2005, 2003, 2002 and 2001

•	Adjustment to income tax contingency reserves on the provision for income taxes in 2004

•	After-tax gain on the sale of a group of our gum brands in 2003

•	After-tax effect of incremental expenses to explore the possible sale of our Company in 2002

•	After-tax gain on the sale of the Luden’s throat drops business in 2001

•	After-tax effect of interest on long-term debt

Our operating return on average invested capital, GAAP basis, was 26.4% in 2006. Our Non-GAAP operating return on average invested capital was 26.8% in 2006. Over the last six years, our Non-GAAP operating return on average invested capital has ranged from 18.1% in 2001 to 26.8% in 2006 and 2005.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors on page 8 for information concerning the key risks to achieving our future performance goals.

During the three years ended December 31, 2006, we have improved operating results as we implemented our business strategies. Over the long-term, our strategies seek to achieve the following goals, excluding items affecting comparability:

•	Net sales growth of 3% – 4% per year;

•	Annual growth in EBIT of 7% – 9%;

•	Improvement in EBIT margin of 70 – 90 basis points per year; and

•	EPS growth of 9% – 11% per year.

Our focus in 2007 includes enhancing the relevance of our products, extending our reach and enabling our growth. Key priorities include the following:

•	Accelerating core brand growth;

•	Investing in innovative new product platforms;

•	Refocusing snack adjacencies;

•	Disciplined global expansion; and

•	Providing affordability by expanding gross margin.

We expect sales growth in 2007 to be within our long-term goal of 3% to 4%. Our top priority is restoring and accelerating core brand growth, with renewed emphasis on our iconic brands, particularly Kisses, Hershey’s and Reese’s. Investment in these brands will double in 2007 with enhanced advertising, increased consumer support and powerful in-store merchandising.

Emphasis during 2007 will also be focused on on-trend growth platforms that leverage our iconic brands, our confectionery and nut expertise and our marketplace scale. The primary growth platforms that we will focus on in 2007 are:

•	Dark and premium chocolate;

•	Refreshment products;

•	Health and wellness products; and

•	Substantial snacks.

Growth in the dark and premium chocolate platform will be driven by the Cacao Reserve by Hershey’s product line introduced in 2006, sales growth for Hershey’s Extra Dark and Special Dark products, and expansion of sales of Scharffen Berger and Joseph Schmidt dark and premium chocolates.

Increases in sales of refreshment products are expected from Ice Breakers gum and mint items, driven by the introduction of new gum and mint sours products. York chocolate-covered chewy mints, introduced in late 2006, will also contribute to sales increases in 2007.

Increased sales for our health and wellness product platform will be generated by sixty calorie and one hundred calorie portion control products that leverage our scale brands, along with incremental sales of the Dagoba organic chocolates business acquired in late 2006. Growth will also be contributed from the introduction of Ice Breakers mint and gum products that contain Vitamin C, ginseng and antioxidants.

Growth in the substantial snack platform is anticipated from sales of new layered sandwich cookies, single-serve soft cookies and brownies primarily under the Hershey’s and Reese’s brand names. Sales increases are also expected from our Really Nuts product line in 2007.

Over time, we will focus on disciplined global expansion in selected high potential markets with a regionally relevant product portfolio. Geographically, we expect future net sales growth to be concentrated primarily in emerging markets in Asia, particularly India and China, Mexico and selected markets in South America. We intend to focus on growth from our large-scale brands, expand our sales to global customers and develop region-specific business systems and alliances.

We expect a return to gross margin expansion in 2007, excluding items affecting comparability. We expect higher input costs in 2007, compared with 2006, although to a lesser extent than the cost increases in 2006 compared with 2005. The amount of these cost increases will be subject to changes in market conditions for costs that we have not fully hedged. We utilize forward purchasing and commodity futures contracts and maintain a commodity procurement function to assess market fundamentals and develop procurement strategies. We expect to offset these cost increases through a combination of the following:

•	Improved sales mix from higher margin single serve products and new product platforms;

•	Reduced costs for product obsolescence;

•	Effective procurement strategies;

•	Continued improvements in supply chain productivity; and

•	Cost control initiatives.

EBIT is expected to grow 3% to 4% in 2007, excluding items affecting comparability. Net sales growth and gross margin expansion will be substantially offset by increased investment in trade and consumer promotional programs and advertising, along with investment in our international businesses.

EBIT margin is expected to be flat in 2007, excluding items affecting comparability. EBIT margin is affected by the following factors:

•	Selling prices;

•	Promotional allowances;

•	Raw material and other input costs;

•	Supply chain efficiencies;

•	The mix of products sold in any period;

•	Investment in advertising and consumer marketing programs; and

•	Selling and administrative expenses.

Improvement in gross margin resulting from a more profitable sales mix and continued enhancement of supply chain productivity is expected to be offset by increased brand investment and the impact of our expanded international operations. Selling, marketing and administrative expenses will increase as a percentage of sales during 2007. This is expected to result from increased advertising and consumer marketing expenses, and improvements in retail coverage and technology, along with the restoration of certain administrative expenses that were unusually low during 2006 because of our business realignment initiatives and lower than expected performance.

Net income and EPS in 2006 were unfavorably impacted by the 2005 business realignment initiatives. Excluding the impact of business realignment initiatives, net income is expected to increase 3% to 4% and EPS is expected to increase within a range of 7% to 9% for the full year 2007, reflecting the impact of lower weighted average shares outstanding resulting from share repurchases.

We expect strong cash flows from operating activities in 2007. Net cash provided from operating activities is expected to exceed cash requirements for capital additions, capitalized software additions and anticipated dividend payments. We will continue to monitor the funded status of pension plans based on market performance and make future contributions as appropriate. The plans were sufficiently funded at the end of 2006. We do not anticipate significant pension plan contributions in 2007. We will continue to repurchase shares of our Common Stock during 2007 under the $250 million share repurchase program approved in December 2006.

SUBSEQUENT EVENTS

In January 2007, our Company and Lotte Confectionery Co., LTD., Korea’s leading confectionery and ice cream manufacturer, announced a manufacturing joint venture in China that will produce Hershey and Lotte products for the market in China. The manufacturing agreement is part of a strategic alliance that enables the companies to explore opportunities for marketing and distribution of products in Asia and the United States. The manufacturing facility, located in Jinshan, near Shanghai, will make a variety of Hershey’s, Hershey’s Kisses and Reese’s products and is expected to be in operation by June 2007, with products available in retail locations in China by August 2007. As part of the agreement, we will provide Lotte with expertise and distribution capabilities in the United States and will help test and distribute Lotte’s Xylitol gum and a variety of other refreshment products.

In February 2007, our Board of Directors approved a comprehensive, three-year supply chain transformation program. We expect to complete this program by December 31, 2009. When completed, this program will greatly enhance our manufacturing, sourcing and customer service capabilities, and will generate significant resources to invest in our growth initiatives. These initiatives include accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet consumer and customer needs, and disciplined global expansion.

Under the program, which we will implement in stages over the next three years, we will:

•	Significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third;

•	Outsource production of low value-added items; and,

•	Construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs.

The result of our transformation program will be a flexible, global supply chain capable of delivering our iconic brands, in a wide range of affordable items and assortments, across retail channels in our priority markets. We will source finished products from fewer facilities, each one a center of excellence specializing in our proprietary product technologies. Increased access to borderless sourcing will further leverage our manufacturing scale within a lower overall cost structure.

We have developed a phased, three-year plan to ensure smooth implementation and to maintain product quality and customer service. The program will result in a total net reduction of approximately 1,500 positions across our supply chain over the next three years. When completed, manufacturing of approximately 80 percent of our production volume will take place in the U.S. and Canada.

We estimate that the program will incur pre-tax charges and non-recurring project implementation costs of $525 million to $575 million over the next three years. This estimate includes $275 million to $300 million in asset write-offs, $200 million to $225 million in employment-related costs, including the impact of curtailment charges associated with our pension and other post-retirement benefit plans, and approximately $50 million in project implementation costs. We will incur these charges primarily in 2007 and 2008, with approximately $300 million expected to be charged in 2007. We estimate the cash portion of the total charge to be $275 million to $300 million.

This initiative also includes gross capital investments of $300 million to $310 million. Capital investments over the implementation period are expected to be approximately $200 million more than previous expectations of $190 million to $200 million per year, resulting in total capital expenditures of $250 million to $300 million in 2007 and $225 million to $250 million in 2008 and 2009. Following completion of this initiative, we expect annual capital investments of approximately $140 million to $160 million.

As a result of the program, we estimate that our gross margin should improve significantly, with on-going annual savings of approximately $170 million to $190 million generated by 2010. We will invest a portion of these savings in our strategic growth initiatives, in such areas as core brand growth, new product innovation, selling and go-to-market capabilities, and disciplined global expansion. The amount and timing of this investment will be contingent upon market conditions and the pace of our innovation and global expansion.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for our Company as of January 1, 2007. We do not expect any significant changes to the recognition and measurement of our tax positions or to our effective income tax rate as a result of the adoption of this new accounting interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company beginning January 1, 2008. We have not yet determined the impact of the adoption of this new accounting standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item with respect to market risk is set forth in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 31 through 35.

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

The 2006, 2005 and 2004 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on the Company’s financial statements is included on page 51.

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

Richard H. Lenny Chief Executive Officer	David J. West Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans at December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York February 22, 2007

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2006	2005	2004
In thousands of dollars except per share amounts

Net Sales	$4,944,230	$4,819,827	$4,416,389

Costs and Expenses:
Cost of sales	3,076,718	2,956,682	2,672,716
Selling, marketing and administrative	860,378	912,986	867,104
Business realignment and asset impairments, net	14,576	96,537	—

Total costs and expenses	3,951,672	3,966,205	3,539,820

Income before Interest and Income Taxes	992,558	853,622	876,569
Interest expense, net	116,056	87,985	66,533

Income before Income Taxes	876,502	765,637	810,036
Provision for income taxes	317,441	277,090	235,399

Net Income	$559,061	$488,547	$574,637

Net Income Per Share—Basic—Common Stock	$2.44	$2.05	$2.31

Net Income Per Share—Basic—Class B Common Stock	$2.19	$1.85	$2.11

Net Income Per Share—Diluted	$2.34	$1.97	$2.24

Cash Dividends Paid Per Share:
Common Stock	$1.030	$.9300	$.8350
Class B Common Stock	.925	.8400	.7576

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2006	2005
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$97,141	$67,183
Accounts receivable—trade	522,673	507,119
Inventories	648,820	634,910
Deferred income taxes	61,360	73,203
Prepaid expenses and other	87,818	93,988

Total current assets	1,417,812	1,376,403
Property, Plant and Equipment, Net	1,651,300	1,659,138
Goodwill	501,955	487,338
Other Intangibles	140,314	142,626
Other Assets	446,184	597,194

Total assets	$4,157,565	$4,262,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$155,517	$167,812
Accrued liabilities	454,023	486,832
Accrued income taxes	—	16,623
Short-term debt	655,233	819,059
Current portion of long-term debt	188,765	56

Total current liabilities	1,453,538	1,490,382
Long-term Debt	1,248,128	942,755
Other Long-term Liabilities	486,473	412,929
Deferred Income Taxes	286,003	400,253

Total liabilities	3,474,142	3,246,319

Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred Stock, shares issued: none in 2006 and 2005	—	—
Common Stock, shares issued: 299,085,666 in 2006 and 299,083,266 in 2005	299,085	299,083
Class B Common Stock, shares issued: 60,816,078 in 2006 and 60,818,478 in 2005	60,816	60,818
Additional paid-in capital	298,243	252,374
Unearned ESOP compensation	—	(3,193)
Retained earnings	3,965,415	3,641,483
Treasury—Common Stock shares, at cost: 129,638,183 in 2006 and 119,377,690 in 2005	(3,801,947)	(3,224,863)
Accumulated other comprehensive loss	(138,189)	(9,322)

Total stockholders’ equity	683,423	1,016,380

Total liabilities and stockholders’ equity	$4,157,565	$4,262,699

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2006	2005	2004
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$559,061	$488,547	$574,637
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	199,911	218,032	189,665
Stock-based compensation expense, net of tax of $14,524, $19,716 and $16,399, respectively	25,598	34,449	28,406
Excess tax benefits from exercise of stock options	(9,275)	(20,186)	(9,696)
Deferred income taxes	4,173	71,038	(74,570)
Business realignment initiatives, net of tax of $4,070 and $44,975, respectively	7,573	74,021	—
Contributions to pension plans	(23,570)	(277,492)	(8,020)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	(14,919)	(130,663)	32,580
Inventories	(12,461)	(60,062)	(47,395)
Accounts payable	(13,173)	16,715	(11,266)
Other assets and liabilities	275	47,363	113,413

Net Cash Provided from Operating Activities	723,193	461,762	787,754

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(183,496)	(181,069)	(181,728)
Capitalized software additions	(15,016)	(13,236)	(14,158)
Business acquisitions	(17,000)	(47,074)	(166,859)
Proceeds from divestitures	—	2,713	—

Net Cash (Used by) Investing Activities	(215,512)	(238,666)	(362,745)

Cash Flows Provided from (Used by) Financing Activities
Net change in short-term borrowings	(163,826)	475,582	331,245
Long-term borrowings	496,728	248,318	—
Repayment of long-term debt	(234)	(278,236)	(883)
Cash dividends paid	(235,129)	(221,235)	(205,747)
Exercise of stock options	37,111	81,632	79,634
Excess tax benefits from exercise of stock options	9,275	20,186	9,696
Repurchase of Common Stock	(621,648)	(536,997)	(698,910)

Net Cash (Used by) Financing Activities	(477,723)	(210,750)	(484,965)

Increase (decrease) in Cash and Cash Equivalents	29,958	12,346	(59,956)
Cash and Cash Equivalents as of January 1	67,183	54,837	114,793

Cash and Cash Equivalents as of December 31	$97,141	$67,183	$54,837

Interest Paid	$105,250	$88,077	$66,151
Income Taxes Paid	325,451	206,704	289,607

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2004	$—	$149,528	$30,422	$131,899	$(9,580)	$3,185,232	$(2,147,441)	$(11,085)	$1,328,975

Net income						574,637			574,637
Other comprehensive income								11,394	11,394

Comprehensive income									586,031
Dividends:
Common Stock, $.835 per share						(159,658)			(159,658)
Class B Common Stock, $.7576 per share						(46,089)			(46,089)
Two-for-one stock split		149,529	30,422			(179,951)			—
Conversion of Class B Common Stock into Common Stock		3	(3)						—
Incentive plan transactions				36			1,609		1,645
Stock-based compensation				14,934					14,934
Exercise of stock options				23,248			81,482		104,730
Employee stock ownership trust/benefits transactions				1,296	3,193		956		5,445
Repurchase of Common Stock							(698,910)		(698,910)

Balance as of December 31, 2004	—	299,060	60,841	171,413	(6,387)	3,374,171	(2,762,304)	309	1,137,103

Net income						488,547			488,547
Other comprehensive (loss)								(9,631)	(9,631)

Comprehensive income									478,916
Dividends:
Common Stock, $.93 per share						(170,147)			(170,147)
Class B Common Stock, $.84 per share						(51,088)			(51,088)
Conversion of Class B Common Stock into Common Stock		23	(23)						—
Incentive plan transactions				236			1,161		1,397
Stock-based compensation				35,764					35,764
Exercise of stock options				44,759			73,258		118,017
Employee stock ownership trust/benefits transactions				202	3,194		19		3,415
Repurchase of Common Stock							(536,997)		(536,997)

Balance as of December 31, 2005	—	299,083	60,818	252,374	(3,193)	3,641,483	(3,224,863)	(9,322)	1,016,380

Net income						559,061			559,061
Other comprehensive (loss)								(128,867)	(128,867)

Comprehensive income									430,194
Dividends:
Common Stock, $1.03 per share						(178,873)			(178,873)
Class B Common Stock, $.925 per share						(56,256)			(56,256)
Conversion of Class B Common Stock into Common Stock		2	(2)						—
Incentive plan transactions				840			3,250		4,090
Stock-based compensation				34,374					34,374
Exercise of stock options				9,732			39,992		49,724
Employee stock ownership trust/benefits transactions				923	3,193		1,322		5,438
Repurchase of Common Stock							(621,648)		(621,648)

Balance as of December 31, 2006	$—	$299,085	$60,816	$298,243	$—	$3,965,415	$(3,801,947)	$(138,189)	$683,423

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies employed by our Company are discussed below and in other notes to the consolidated financial statements.

Items Affecting Comparability

Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), required companies to change the accounting principle used for evaluating the effect of possible prior year misstatements when quantifying misstatements in current year financial statements. As a result, we changed one of the five criteria included in our revenue recognition policy below, to delay the recognition of revenue on goods in-transit until they are received by our customers. We also made adjustments to correct certain liabilities, along with a corresponding adjustment to retained earnings. Adjustments were made to liabilities primarily associated with business acquisitions and divestitures occurring prior to 2002. As permitted by SAB No. 108, we adjusted our financial statements for all prior periods to provide comparability. These adjustments were not material to our results of operations or financial condition for any of the periods presented.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006. The impact of the adoption of SFAS No. 158 was as follows:

Incremental Effect of Applying SFAS No. 158

on Individual Line Items in the Consolidated Balance Sheet

as of December 31, 2006

(in thousands of dollars)

	Before Application of SFAS No. 158	Adjustments Increase (Decrease)	After Application of SFAS No. 158
Prepaid expenses and other current assets	$100,224	$(12,406)	$87,818
Other assets	590,124	(143,940)	446,184
Total assets	4,313,911	(156,346)	4,157,565
Accrued liabilities	450,982	3,041	454,023
Other long-term liabilities	398,703	87,770	486,473
Deferred income taxes	395,188	(109,185)	286,003
Total liabilities	3,492,516	(18,374)	3,474,142
Accumulated other comprehensive loss	(217)	(137,972)	(138,189)
Total stockholders’ equity	821,395	(137,972)	683,423

The consolidated financial statements include the impact of our business realignment initiatives as described in Note 3. Cost of sales included a pre-tax credit resulting from the business realignment initiatives of $3.2 million in 2006 and pre-tax charges of $22.5 million in 2005. Selling, marketing and administrative expenses included a pre-tax charge resulting from the business realignment initiatives of $.3 million in 2006.

Our effective income tax rate was 36.2% in 2006, 36.2% in 2005 and 29.1% in 2004. The effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with business realignment charges. The effective income tax rate for 2004 is not comparable with the effective income tax rates for 2006 and 2005 because our 2004 provision for income taxes was benefited by a $61.1 million adjustment to reduce income tax contingency reserves. The non-cash reduction of income tax expense resulted from the settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues. Based upon the results of the audits, the income tax contingency reserves were adjusted, resulting in a reduction of income tax reserves by $73.7 million reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

We have made certain reclassifications to prior year amounts to conform to the 2006 presentation.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock or have significant control over an entity through contractual or economic interests in which we are the primary beneficiary.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Investments

We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates pertain to accounting policies for accounts receivable—trade, accrued liabilities and pension and other post-retirement benefit plans.

Revenue Recognition

We record sales when all of the following criteria have been met:

•	a valid customer order with a fixed price has been received;

•	a delivery appointment with the customer has been made;

•	the product has been delivered to the customer in accordance with the delivery appointment;

•	there is no further significant obligation to assist in the resale of the product; and

•	collectibility is reasonably assured.

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

Cost of Sales

Cost of sales represents costs directly related to the manufacture and distribution of our products. Primary costs include raw materials, packaging, direct labor, overhead, shipping and handling, warehousing and the depreciation of manufacturing, warehousing and distribution facilities. Manufacturing overhead and related expenses include salaries, wages, employee benefits, utilities, maintenance and property taxes.

Selling Marketing and Administrative

Selling, marketing and administrative expenses represent costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, salaries, employee benefits, incentive compensation, research and development, travel, office expenses, amortization of capitalized software and depreciation of administrative facilities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents

Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash and cash equivalents approximates the carrying amount.

Commodities Futures Contracts

In connection with the purchasing of cocoa, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, we enter into commodities futures contracts to reduce the effect of price fluctuations.

We account for commodities futures contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133, as amended”). SFAS No. 133, as amended, provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss must be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. All derivative instruments which we are currently utilizing, including commodities futures contracts, are designated and accounted for as cash flow hedges. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

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

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. If such assets are considered to be impaired, we measure the impairment to be recognized as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143. Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and the normal operation of a long-lived asset.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We assess asset retirement obligations on a periodic basis. We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We capitalize associated asset retirement costs as part of the carrying amount of the long-lived asset.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. We determined that the useful lives of trademarks are indefinite and, therefore, these assets are not being amortized. We are amortizing customer-related intangible assets over their estimated useful lives of approximately ten years. We are amortizing patents over their remaining legal lives of approximately fourteen years.

We conduct an impairment evaluation for goodwill annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

We conduct an impairment evaluation of the carrying amount of intangible assets with indefinite lives annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions we use to estimate fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. We also consider assumptions which may be used by market participants. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Comprehensive Income

We report comprehensive income (loss) on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Additional information regarding comprehensive income is contained in Note 6, Comprehensive Income.

We translate results of operations for foreign entities using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive income (loss), “Foreign Currency Translation Adjustments.”

Prior to the adoption of SFAS No. 158 as of December 31, 2006, a minimum pension liability adjustment was required when the actuarial present value of accumulated pension plan benefits exceeded plan assets and

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accrued pension liabilities, less allowable intangible assets. Minimum pension liability adjustments, net of income taxes, were recorded as a component of other comprehensive income (loss), “Minimum Pension Liability Adjustments.”

Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss), net of related tax effects. Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period as the hedged items affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions denominated in foreign currencies. These transactions are primarily related to firm commitments or forecasted purchases of equipment, certain raw materials and finished goods. We also hedge payment of forecasted intercompany transactions with our subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements.

Foreign exchange forward contracts and options are intended to be and are effective as hedges of identifiable foreign currency commitments and forecasted transactions. Foreign exchange forward contracts and options are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or liability. Gains and losses on these contracts are recorded as a component of other comprehensive income and are reclassified into earnings in the same period during which the hedged transaction affects earnings. Additional information with regard to accounting policies for derivative instruments, including foreign exchange forward contracts and options, is contained in Note 5, Derivative Instruments and Hedging Activities.

License Agreements

We enter into license agreements under which we have access to certain trademarks and proprietary technology, and manufacture and/or market and distribute certain products. The rights under these agreements are extendible on a long-term basis at our option subject to certain conditions, including minimum sales levels, which we have met. License fees and royalties, payable under the terms of the agreements, are expensed as incurred and included in selling, marketing and administrative expenses.

Research and Development

We expense research and development costs as incurred. Research and development expense was $27.6 million in 2006, $22.6 million in 2005 and $23.2 million in 2004. Research and development expense is included in selling, marketing and administrative expenses.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, marketing and administrative expenses was $108.3 million in 2006, $125.0 million in 2005 and $137.9 million in 2004. Prepaid advertising expense was $0.4 million as of December 31, 2006. No prepaid advertising expense was recorded as of December 31, 2005.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Computer Software

We capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and other related costs for employees who are directly associated with and who devote time to the internal-use software project and (iii) interest costs incurred, when material, while developing internal-use software. We cease capitalization of such costs no later than the point at which the project is substantially complete and ready for its intended purpose.

The unamortized amount of capitalized software was $36.0 million as of December 31, 2006 and was $34.4 million as of December 31, 2005. We amortize software costs using the straight-line method over the expected life of the software, generally three to five years. Accumulated amortization of capitalized software was $145.4 million as of December 31, 2006 and $130.8 million as of December 31, 2005.

We review the carrying value of software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets. Generally, we measure impairment under the following circumstances:

•	when internal-use computer software is not expected to provide substantive service potential;

•	a significant change occurs in the extent or manner in which the software is used or is expected to be used;

•	a significant change is made or will be made to the software program; and

•	costs of developing or modifying internal-use computer software significantly exceed the amount originally expected to develop or modify the software.

2. ACQUISITIONS AND DIVESTITURES

In October 2006, our wholly-owned subsidiary, Artisan Confections Company, purchased the assets of Dagoba Organic Chocolates, LLC, based in Ashland, Oregon, for $17.0 million. Dagoba is known for its high-quality organic chocolate bars, drinking chocolates and baking products that are primarily sold in natural food and gourmet stores across the United States. In accordance with the purchase method of accounting, the purchase price of the acquisition was allocated to the underlying assets and liabilities at the date of the acquisition based on their preliminary estimated respective fair values which may be revised at a later date. We have not yet finalized the purchase price allocation for the Dagoba acquisition and are in the process of obtaining valuations for the acquired net assets. Total liabilities assumed were $1.7 million.

In August 2005, Artisan Confections Company completed the acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the United States. Scharffen Berger also owns and operates three specialty stores located in New York City, Berkeley, and San Francisco.

Also, in August 2005, Artisan Confections Company acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Distinctive products created by Joseph Schmidt include artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. We sell these products in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California. The combined purchase price for

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scharffen Berger and Joseph Schmidt was $47.1 million, with the final amount subject to upward adjustment. The final purchase price, which will not exceed $61.1 million, will be determined based upon actual sales growth through 2007. Together, these companies have combined annual sales of approximately $25 million.

In December 2004, Artisan Confections Company acquired Mauna Loa Macadamia Nut Corporation (“Mauna Loa”) for $127.8 million. Mauna Loa is the leading processor and marketer of macadamia snacks with annual sales of approximately $80 million.

In October 2004, our wholly-owned Mexican subsidiary, Hershey Mexico, acquired Grupo Lorena, one of Mexico’s top sugar confectionery companies, for $39.0 million. This business has annual sales of over $30 million. Included in the acquisition was the Pelón Pelo Rico brand.

Results subsequent to the dates of acquisition were included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

In October 2005, our wholly-owned subsidiary, Hershey Canada Inc., completed the sale of its Mr. Freeze freeze pops business for $2.7 million. There was no significant gain or loss on the transaction.

3. BUSINESS REALIGNMENT INITIATIVES

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”). We also announced that we would record a total pre-tax charge of approximately $140 million to $150 million, or $.41 to $.44 per share-diluted in connection with the initiatives. Our business realignment initiatives were complete as of December 31, 2006.

Charges (credits) associated with business realignment initiatives recorded during 2006 and 2005 were as follows:

For the years ended December 31,	2006	2005
In thousands of dollars

Cost of sales
2005 business realignment initiatives	$(1,599)	$22,459
Previous business realignment initiatives	(1,600)	—

Total cost of sales	(3,199)	22,459

Selling, marketing and administrative
2005 business realignment initiatives	266	—

Business realignment and asset impairments, net 2005 business realignment initiatives:
U.S. voluntary workforce reduction program	9,972	69,472
U.S. facility rationalization (Las Piedras, Puerto Rico plant)	1,567	12,771
Streamline international operations (primarily Canada)	2,524	14,294

Previous business realignment initiatives	513	—

Total business realignment and asset impairments, net	14,576	96,537

Total net charges associated with business realignment initiatives	$11,643	$118,996

The credit of $1.6 million recorded in cost of sales during 2006 for the 2005 business realignment initiatives related to higher than expected proceeds from the sale of equipment from the Las Piedras, Puerto Rico plant. The

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge recorded in selling, marketing and administrative expenses resulted from accelerated depreciation relating to the termination of an office building lease. The net business realignment and asset impairments charges recorded during 2006 included $7.3 million for involuntary terminations relating to organizational changes.

During 2006, we recorded charges (credits) related to previous business realignment initiatives that began in 2003 and 2001. These charges (credits) were recorded to finalize the sale of certain properties, adjust previously recorded liabilities, and reflect the impact of an employment complaint arising from the 2003 business realignment initiatives. During 2004, eight former employees filed a complaint in federal court in Colorado alleging we discriminated against them based on age. We do not expect any significant impact as a result of this case.

The $22.5 million recorded in cost of sales in 2005 resulted from accelerated depreciation related to the closure of the Las Piedras manufacturing facility. The business realignment and asset impairments charge in 2005 included $8.3 million for involuntary termination benefits primarily for Las Piedras plant employees.

Changes in liabilities recorded for the business realignment initiatives were as follows:

Accrued Liabilities	Balance 12/31/05	Utilization during 2006	New charges during 2006	Balance 12/31/06
In thousands of dollars

Voluntary workforce reduction	$31,883	$(19,727)	$5,531	$17,687
Facility rationalization	—	(1,562)	1,562	—
Streamline international operations	5,888	(6,723)	1,896	1,061

Total	$37,771	$(28,012)	$8,989	$18,748

4. COMMITMENTS AND CONTINGENCIES

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2006.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2006 and in future periods by entering into commodities futures contracts. Taking delivery of the specific commodities for use in the manufacture of finished goods satisfies these obligations. For each of the three years in the period ended December 31, 2006, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

As of December 31, 2006, we had entered into purchase agreements with various suppliers. Subject to meeting our Company’s quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2006:

Obligations	2007	2008	2009	2010
In millions of dollars

Purchase obligations	$1,023.5	$271.8	$72.3	$25.1

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have commitments under various operating leases. Future minimum payments under non-cancelable operating leases with a remaining term in excess of one year were as follows as of December 31, 2006:

Lease Commitments	2007	2008	2009	2010	2011	Thereafter
In millions of dollars

Future minimum rental payments	$14.3	$13.0	$9.1	$6.5	$5.9	$16.1

Our Company has a number of facilities that contain varying degrees of asbestos in certain locations within these facilities. Our asbestos management program is compliant with current regulations. Current regulations require that we handle or dispose of this type of asbestos in a special manner if such facilities undergo major renovations or are demolished. We believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve the removal of asbestos.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with SFAS No. 133, as amended. SFAS No. 133, as amended, requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivative depends on:

•	whether the instrument qualifies for and has been designated as a hedging relationship; and

•	the type of hedging relationship.

There are three types of hedging relationships:

•	cash flow hedge;

•	fair value hedge; and

•	hedge of foreign currency exposure of a net investment in a foreign operation.

As of December 31, 2006, all of our derivative instruments were classified as cash flow hedges.

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures. We enter into interest rate swaps and foreign currency contracts and options for periods consistent with related underlying exposures. We enter into commodities futures contracts for varying periods. The futures contracts are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any significant losses from counterparty defaults.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2005, we entered into forward swap agreements to hedge interest rate exposure related to $500 million of term financing to be executed during 2006. In February 2006, we terminated a forward swap agreement hedging the anticipated execution of $250 million of term financing because the transaction was no longer expected to occur by the originally specified time period or within an additional two-month period of time thereafter. We recorded a gain of $1.0 million in the first quarter of 2006 as a result of the discontinuance of this cash flow hedge. In August 2006, a forward swap agreement hedging the anticipated issuance of $250 million of 10-year notes matured resulting in cash receipts of $3.7 million. The $3.7 million gain on the swap will be amortized as a reduction to interest expense over the term of the $250 million of 5.45% Notes due September 1, 2016.

In October 2003, we entered into swap agreements effectively converting interest payments on long-term debt from fixed to variable rates. We converted interest payments on $200 million of 6.7% Notes due in October 2005 and $150 million of 6.95% Notes due in March 2007 from their respective fixed rates to variable rates based on LIBOR. In March 2004, we terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. We are amortizing or have amortized this increase over the remaining terms of the respective long-term debt as a reduction to interest expense.

In February 2001, we entered into swap agreements that effectively converted variable-interest-rate payments on certain leases from a variable to a fixed rate of 6.1%. Payments on leases associated with the financing of construction of a warehouse and distribution facility near Hershey, Pennsylvania for $61.7 million and the financing of the purchase of a warehouse and distribution facility near Atlanta, Georgia for $18.2 million were variable based on LIBOR. The interest rate swap agreements effectively converted the variable-interest-rate payments on the leases from LIBOR to a fixed rate of 6.1%. These interest rate swap agreements expired at the end of the respective lease terms during 2005.

The variable to fixed swaps qualify as cash flow hedges. The notional amounts, interest rates and terms of the swap agreements were consistent with the underlying lease agreements that they hedged. Therefore, there was no hedge ineffectiveness.

We included gains and losses on these interest rate swap agreements in other comprehensive income. We recognized the gains and losses on these interest rate swap agreements as an adjustment to interest expense in the same period as the hedged interest payments affected earnings.

As of December 31, 2006, we were not a party to any interest rate swap agreements. Liabilities associated with swap agreements as of December 31, 2005 were included on the Consolidated Balance Sheets as accrued liabilities, with the offset reflected in accumulated other comprehensive loss, net of income taxes.

We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the Consolidated Statements of Cash Flows.

Our risk related to the swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions primarily related to commitments and forecasted purchases of equipment, raw materials and finished goods denominated in foreign

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currencies. We may also hedge payment of forecasted intercompany transactions with our subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.

Foreign exchange forward contracts and options are effective as hedges of identifiable, foreign currency commitments. Since there is a direct relationship between the foreign currency derivatives and the foreign currency denomination of the transactions, the derivatives are highly effective in hedging cash flows related to transactions denominated in the corresponding foreign currencies. We designate our foreign exchange forward contracts as cash flow hedging derivatives.

These contracts meet the criteria for cash flow hedge accounting treatment. Accordingly, we include related gains and losses in other comprehensive income. Subsequently, we recognize the gains and losses in cost of sales or selling, marketing and administrative expense in the same period that the hedged items affect earnings. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any significant losses from counterparty defaults.

We classify the fair value of the contracts and options as other current assets on the Consolidated Balance Sheets. We report the offset to the contracts and options in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. On hedges associated with the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts and options as net cash provided from operating activities.

Commodities Futures Contracts

We enter into commodities futures contracts to reduce the effect of raw material price fluctuations and to hedge transportation costs. We generally hedge commodity price risks for 3 to 24 month periods. The commodities futures contracts are highly effective in hedging price risks for our raw material requirements and transportation costs. Because our commodities futures contracts meet hedge criteria, we account for them as cash flow hedges. Accordingly, we include gains and losses on hedging in other comprehensive income. We recognize gains and losses ratably in cost of sales in the same period that we record the hedged raw material requirements in cost of sales.

We use exchange traded futures contracts to fix the price of physical forward purchase contracts. Physical forward purchase contracts meet the SFAS No. 133 definition of “normal purchases and sales” and, therefore, are not derivative instruments. On a daily basis, we receive or make cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses). As mentioned above, such gains and losses are included as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for payment of future invoice prices for raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

Hedge effectiveness—Commodities

We perform an assessment of hedge effectiveness for commodities futures on a quarterly basis. Because of the rollover strategy used for commodities futures contracts, as required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements. This occurs as we switch futures

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contracts from nearby contract positions to contract positions that are required to fix the price of anticipated manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. In accordance with SFAS No. 133, we record the ineffective portion of gains or losses on commodities futures currently in cost of sales.

The prices of commodities futures contracts reflect delivery to the same locations where we take delivery of the physical commodities. Therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item.

Summary of Activity

Our cash flow hedging derivative activity during the last three years was as follows:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Net after-tax gains (losses) on cash flow hedging derivatives	$11.4	$(6.5)	$16.3
Reclassification adjustments from accumulated other comprehensive income to income, net of tax	(5.3)	18.1	26.1
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	2.0	(2.0)	.4

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

•

Reclassification adjustments, from accumulated other comprehensive income (loss) to income, related to gains or losses on commodities futures contracts were reflected in cost of sales. Gains on interest rate swaps were reflected as an adjustment to interest expense.

•

We recorded a gain of $1.0 million in 2006 as a result of the discontinuance of an interest rate swap because the hedged transaction was no longer expected to occur. No other gains or losses on cash flow hedging derivatives resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $4.6 million after tax as of December 31, 2006. This amount was primarily associated with commodities futures contracts.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2006	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$559,061

Other comprehensive income (loss):
Foreign currency translation adjustments	$(278)	$—	(278)
Minimum pension liability adjustments	5,395	(2,035)	3,360
Pension and post-retirement benefit plans	(230,170)	92,198	(137,972)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	18,206	(6,847)	11,359
Reclassification adjustments	(8,370)	3,034	(5,336)

Total other comprehensive loss	$(215,217)	$86,350	(128,867)

Comprehensive income			$430,194

For the year ended December 31, 2005	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$488,547

Other comprehensive income (loss):
Foreign currency translation adjustments	$17,151	$—	17,151
Minimum pension liability adjustments	(3,617)	1,386	(2,231)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(10,255)	3,791	(6,464)
Reclassification adjustments	(28,435)	10,348	(18,087)

Total other comprehensive loss	$(25,156)	$15,525	(9,631)

Comprehensive income			$478,916

For the year ended December 31, 2004	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$574,637

Other comprehensive income (loss):
Foreign currency translation adjustments	$21,229	$—	21,229
Minimum pension liability adjustments	81	(32)	49
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	25,571	(9,314)	16,257
Reclassification adjustments	(41,222)	15,081	(26,141)

Total other comprehensive income	$5,659	$5,735	11,394

Comprehensive income			$586,031

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2006	2005
In thousands of dollars

Foreign currency translation adjustments	$(35)	$243
Minimum pension liability adjustments	—	(3,360)
Pension and post-retirement benefit plans	(137,972)	—
Cash flow hedges	(182)	(6,205)

Total accumulated other comprehensive loss	$(138,189)	$(9,322)

7. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2006 and 2005, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,436.9 million as of December 31, 2006, compared with a fair value of $1,519.1 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $942.8 million as of December 31, 2005, compared with a fair value of $1,051.1 million.

Interest Rate Swaps

For information on the objectives, strategies and accounting policies related to our use of interest rate swap agreements, see Note 5, Derivative Instruments and Hedging Activities.

The fair value of interest rate swaps equals the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of the swap agreements quarterly based upon the quoted market price for the same or similar financial instruments. As of December 31, 2006, we were not a party to any interest rate swap agreements.

December 31,	2006	2005
In millions of dollars

Fair value of forward swap agreements—liability	$—	$4.9

Our risk related to the swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts and Options

For information on the objectives, strategies and accounting polices related to our use of foreign exchange forward contracts and options, see Note 5, Derivative Instruments and Hedging Activities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our foreign exchange activity:

As of December 31,	2006		2005
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts and options to purchase foreign currencies	$29.0	Australian dollars Canadian dollars Euros	$51.1	Australian dollars British sterling Euros

The fair value of foreign exchange forward contracts and options is included in prepaid expenses and other current assets and in other non-current assets, as appropriate.

We define the fair value of foreign exchange contracts and options as the amount of the difference between contracted and current market foreign currency exchange rates at the end of the period. On a quarterly basis, we estimate the fair value of foreign exchange forward contracts and options by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

The combined fair value of our foreign exchange forward contracts and options included in prepaid expenses and other current assets and in other non-current assets on the Consolidated Balance Sheets was as follows:

December 31,	2006	2005
In millions of dollars

Fair value of foreign exchange forward contracts and options—asset	$1.5	$.4

8. INTEREST EXPENSE

Net interest expense consisted of the following:

For the years ended December 31,	2006	2005	2004
In thousands of dollars

Long-term debt and lease obligations	$71,546	$66,324	$66,005
Short-term debt	46,269	23,164	4,511
Capitalized interest	(77)	(3)	(2,597)

Interest expense, gross	117,738	89,485	67,919
Interest income	(1,682)	(1,500)	(1,386)

Interest expense, net	$116,056	$87,985	$66,533

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper, or bank loans with an original maturity of three months or less. Credit agreements entered into over the last three years were as follows:

Date of Agreement	Type of Agreement	Purpose	Credit Limit

December 2006 (expires December 2011)	Unsecured revolving credit agreement	General corporate purposes	$1.1 billion Option to borrow $400 million more

September 2006 (expired December 2006)	Letter amendment	Extend terms of March 2006 agreement	$200 million

March 2006 (expired September 2006)	Unsecured revolving credit agreement	Seasonal working capital Share repurchases Other business activities	$400 million

September 2005 (expired December 2005)	Unsecured revolving credit agreement	General corporate purposes Retire 6.7% Notes Refinance lease arrangements Pension Plan contributions Stock repurchase Seasonal working capital	$300 million

November 2004 (replaced by December 2006 agreement)	Unsecured revolving credit agreement	General corporate purposes Commercial paper backstop Business acquisitions	$900 million Option to borrow $600 million more

The December 2006 unsecured revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The credit agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2006, we complied with all customary affirmative and negative covenants and a financial covenant pertaining to our credit agreements. There were no significant compensating balance agreements that legally restricted these funds.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $54.2 million in 2006 and $71.1 million in 2005. These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $12.5 million in 2006 and $18.0 million in 2005.

The maximum amount of our short-term borrowings during 2006 was $1,218.9 million. The weighted-average interest rate on short-term borrowings outstanding as of December 31, 2006 was 5.3% and 4.3% in 2005.

We pay commitment fees to maintain our lines of credit. The average fee during 2006 was less than 0.1% per annum of the commitment.

We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $36.6 million as of December 31, 2006 and $42.4 million as of December 31, 2005.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2006	2005
In thousands of dollars

6.95% Notes due 2007	$150,168	$151,176
5.30% Notes due 2011	250,000	—
6.95% Notes due 2012	150,000	150,000
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	—
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Obligations associated with consolidation of lease arrangements	38,680	38,680
Unamortized debt discount, net of other obligations	(1,955)	2,955

Total long-term debt	1,436,893	942,811
Less—current portion	188,765	56

Long-term portion	$1,248,128	$942,755

In 2007, $150.2 million of 6.95% Notes will mature along with debt obligations of $38.7 million associated with the consolidation of certain lease arrangements.

Aggregate annual maturities during the next five years are as follows:

•	2007—$188.8 million
•	2008—$.1 million
•	2009—$.1 million
•	2010—$.1 million
•	2011—$250.0 million

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock. We have complied with all covenants included in our related debt agreements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INCOME TAXES

Our pre-tax income was substantially from our domestic operations. Our provision for income taxes was as follows:

For the years ended December 31,	2006	2005	2004
In thousands of dollars

Current:
Federal	$279,017	$181,947	$266,015
State	20,569	12,029	39,591
Foreign	13,682	12,076	4,363

Current provision for income taxes	313,268	206,052	309,969

Deferred:
Federal	(381)	53,265	(52,987)
State	11,018	18,799	(26,731)
Foreign	(6,464)	(1,026)	5,148

Deferred income tax provision (benefit)	4,173	71,038	(74,570)

Total provision for income taxes	$317,441	$277,090	$235,399

A settlement of Federal tax audits for the 1999 and 2000 tax years, as well as the resolution of a number of state tax audit issues, concluded during the second quarter of 2004. Based upon the results of the audits, we adjusted income tax contingency reserves resulting in a reduction of income tax reserves by $73.7 million, reflecting a reduction of the provision for income taxes by $61.1 million and a reduction to goodwill of $12.6 million. The income tax contingency reserve adjustments related primarily to the deductibility of certain expenses, interest on potential assessments, and acquisition and divestiture matters.

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets by $13.5 million as of December 31, 2006 and by $42.1 million as of December 31, 2005. We credited additional paid-in capital to reflect these income tax benefits.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2006	2005
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$150,794	$111,864
Accrued expenses and other reserves	123,690	134,012
Stock-based compensation	46,087	38,795
Accrued trade promotion reserves	4,606	5,413
Other	37,156	35,484

Gross deferred tax assets	362,333	325,568
Valuation allowance	(25,587)	(20,044)

Total deferred tax assets	336,746	305,524

Deferred tax liabilities:
Property, plant and equipment, net	263,226	275,030
Pension	151,672	224,161
Acquired intangibles	46,522	43,479
Inventories	35,586	33,435
Other	64,383	51,476

Total deferred tax liabilities	561,389	627,581

Net deferred tax liabilities	$224,643	$322,057

Included in:
Current deferred tax assets, net	$(61,360)	$(78,196)
Non-current deferred tax liabilities, net	286,003	400,253

Net deferred tax liabilities	$224,643	$322,057

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowances as of December 31, 2006 and 2005 were primarily related to tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 6, Comprehensive Income.

The following table reconciles the Federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2006	2005	2004
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.8	2.6	2.6
Qualified production income deduction	(.9)	(.9)	—
Settlement of prior years’ tax audits	—	—	(7.3)
Puerto Rico operations	—	(.6)	(.4)
Other, net	(.7)	.1	(.8)

Effective income tax rate	36.2%	36.2%	29.1%

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included with the purchase of the Nabisco gum and mint business in December 2000, was a U.S. Internal Revenue Code (“IRC”) Section 936 company with a subsidiary operating in Las Piedras, Puerto Rico. The operating income of this subsidiary was subject to a lower income tax rate in both the United States and Puerto Rico. We sold the IRC Section 936 company in December 2005.

The effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with the business realignment charges.

12. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

We sponsor a number of defined benefit pension plans. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”) and Federal income tax laws. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.

We have two post-retirement benefit plans: health care and life insurance. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

Effective December 31, 2006, we adopted SFAS No. 158. The provisions of SFAS No. 158 require that the funded status of our pension plans and the benefit obligations of our post-retirement benefit plans be recognized in our balance sheet. The provisions of SFAS No. 158 also revise employers’ disclosures about pension and other post-retirement benefit plans. SFAS No. 158 does not change the measurement or recognition of these plans, although it does require that plan assets and benefit obligations be measured as of the balance sheet date. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$1,116,214	$972,073	$355,878	$328,799
Service cost	55,759	49,065	5,718	5,149
Interest cost	58,586	55,181	19,083	18,115
Plan amendments	(32,471)	2,275	—	960
Actuarial (gain) loss	(39,506)	79,903	(12,308)	15,221
Special termination benefits	269	22,790	(50)	1,910
Curtailment (gain) loss	30	(6,319)	—	8,092
Medicare drug subsidy	—	—	1,540	—
Other	(345)	3,598	—	780
Benefits paid	(93,194)	(62,352)	(24,745)	(23,148)

Benefits obligation at end of year	1,065,342	1,116,214	345,116	355,878

Change in plan assets
Fair value of plan assets at beginning of year	1,273,227	974,045	—	—
Actual return on plan assets	190,440	81,494	—	—
Employer contribution	23,570	277,492	23,205	23,148
Settlement	(288)	—	—	—
Medicare drug subsidy	—	—	1,540	—
Other	(454)	2,548	—	—
Benefits paid	(93,194)	(62,352)	(24,745)	(23,148)

Fair value of plan assets at end of year	1,393,301	1,273,227	—	—

Funded status at end of year	$327,959	157,013	$(345,116)	(355,878)

Unrecognized transition asset		48		—
Unrecognized prior service cost		37,582		(2,653)
Unrecognized net actuarial loss		314,071		84,704
Intangible asset		(1,447)		—
Accumulated other comprehensive loss—minimum pension liability		(5,395)		—

Net amount recognized		$501,872		$(273,827)

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion as of December 31, 2006 and $1.1 billion as of December 31, 2005.

We made total contributions of $23.6 million to the pension plans during 2006. In 2005, we contributed $277.5 million to the plans, primarily to improve the funded status. For 2007, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005
In thousands of dollars

Prepaid expenses and other	$—	$14,867	$—	$—
Other assets	401,199	552,402	—	—
Accrued liabilities	(8,416)	(8,872)	(28,746)	(26,992)
Other long-term liabilities	(64,824)	(51,130)	(316,401)	(246,835)

Total	$327,959	$507,267	$(345,147)	$(273,827)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2006	2005	2006	2005
In thousands of dollars

Actuarial net loss	$(104,959)	$—	$(34,173)	$—
Net prior service (cost) credit	(611)	—	1,771	—
Minimum pension liability	—	(3,360)	—	—

Total	$(105,570)	$(3,360)	$(32,402)	$—

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2006	2005
In thousands of dollars

Projected benefit obligation	$69,633	$187,911
Accumulated benefit obligation	61,542	149,840
Fair value of plan assets	15,275	91,140

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit cost for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2006	2005	2004	2006	2005	2004
In thousands of dollars

Service cost	$55,759	$49,065	$43,296	$5,718	$5,149	$4,898
Interest cost	58,586	55,181	52,551	19,083	18,115	18,335
Expected return on plan assets	(106,066)	(90,482)	(76,438)	—	—	—
Amortization of prior service cost (credit)	3,981	4,380	4,245	192	(1,279)	(1,507)
Amortization of unrecognized transition balance	59	392	139	—	—	—
Amortization of net loss	12,128	10,611	9,812	3,705	2,639	2,554
Administrative expenses	889	782	773	—	—	—

Net periodic benefit cost	25,336	29,929	34,378	28,698	24,624	24,280
Special termination benefits	269	22,792	—	—	1,910	—
Curtailment loss	49	785	—	113	7,874	—
Settlement loss	28	—	—	—	—	—

Total amount reflected in earnings	$25,682	$53,506	$34,378	$28,811	$34,408	$24,280

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Special Termination benefits charge and Curtailment Loss recorded during 2006 and 2005 were primarily associated with the Voluntary Workforce Reduction Programs, which we describe in more detail in Note 3, Business Realignment Initiatives.

Other amounts recognized in other comprehensive income and net periodic benefit cost before tax for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2006	2005	2004	2006	2005	2004
In thousands of dollars
Actuarial net loss	$175,148	$—	$—	$56,955	$—	$—
Prior service cost (credit)	1,018	—	—	(2,951)	—	—
Minimum pension liability	—	(5,395)	(1,878)	—	—	—

Total recognized in other comprehensive income	$176,166	$(5,395)	$(1,878)	$54,004	$—	$—

Total recognized in net periodic benefit cost and other comprehensive income	$201,502	$24,534	$32,500	$82,702	$24,624	$24,280

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss	$2,385	$2,192

Amortization of prior service cost (credit)	$2,227	$(145)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2006 were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Discount rate	5.7%	5.4%	5.7%	5.4%
Rate of increase in compensation levels	4.8%	4.8%	N/A	N/A

For measurement purposes as of December 31, 2006, we assumed a 9.0% annual rate of increase in the per capita cost of covered health care benefits for 2007, grading down to 5.25% by 2010. For measurement purposes as of December 31, 2005, we assumed a 10.5% annual rate of increase in the per capita cost of covered health care benefits for 2006, grading down to 5.25% by 2010.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2006	2005	2004	2006	2005	2004

Discount rate	5.4%	5.7%	6.0%	5.4%	5.7%	6.0%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.8%	4.8%	4.9%	N/A	N/A	N/A

We based the asset return assumption of 8.5% for 2006, 2005 and 2004 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The historical geometric average return over the 19 years prior to December 31, 2006, was approximately 9.9%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars

Effect on total service and interest cost components	$2,896	$(1,892)
Effect on post-retirement benefit obligation	12,636	(10,600)

Plan Assets

The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

		Percentage of Plan Assets as of December 31,
	Target Allocation 2007
Asset Category		2006	2005
Equity securities	50-85%	75%	74%
Debt securities	15-50	23	24
Other	0-5	2	2

Total		100%	100%

Investment objectives for our domestic plan assets are:

•	To optimize the long-term return on plan assets at an acceptable level of risk;

•	To maintain a broad diversification across asset classes;

•	To maintain careful control of the risk level within each asset class; and

•	To focus on a long-term return objective.

Our Company complies with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows

Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2007	2008	2009	2010	2011	2012–2016
(In thousands of dollars)

Pension Benefits	$85,494	$64,043	$59,706	$62,176	$60,665	$475,058
Other Benefits	28,740	28,762	27,880	28,143	28,265	130,055

13. EMPLOYEE STOCK OWNERSHIP TRUST

Our Company’s employee stock ownership trust (“ESOP”) serves as the primary vehicle for employer contributions to The Hershey Company 401(k) Plan (formerly known as The Hershey Company Employee Savings Stock Investment and Ownership Plan) for participating domestic salaried and hourly employees. In December 1991, we funded the ESOP by providing a 15-year, 7.75% loan of $47.9 million. The ESOP used the proceeds of the loan to purchase our Common Stock. During 2006 and 2005, the ESOP received a combination of dividends on unallocated shares of our Common Stock and contributions from us. This equals the amount required to meet principal and interest payments under the loan. Simultaneously, the ESOP allocated to participants 318,351 shares of our Common Stock each year. As of December 31, 2006 all shares had been allocated. We consider all ESOP shares as outstanding for income per share computations.

The following table summarizes our ESOP expense and dividends:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Compensation (income) expense related to ESOP	$(.3)	$.4	$(.1)
Dividends paid on unallocated ESOP shares	.3	.5	.7

•	We recognized net compensation expense equal to the shares allocated multiplied by the original cost of $10.03 per share less dividends received by the ESOP on unallocated shares.

•	We reflect dividends paid on all ESOP shares as a reduction to retained earnings.

14. CAPITAL STOCK AND NET INCOME PER SHARE

We had 1,055,000,000 authorized shares of capital stock as of December 31, 2006. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2006, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 230,263,561 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the three-year period ended December 31, 2006.

Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. The holders of Common Stock have one vote per share and the holders of Class B Stock have ten votes per share. However, the Common Stock holders, voting separately as a class, are entitled to elect one-sixth of the Board of Directors. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2006, 2,400 shares of Class B Stock were converted into Common Stock. During 2005, 23,031 shares were converted.

Changes in outstanding Common Stock for the past three years were as follows:

For the years ended December 31,	2006	2005	2004
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(119,377,690)	(113,313,827)	(100,842,278)
Stock repurchases:
Repurchase programs and privately negotiated transactions	(10,601,482)	(4,153,228)	(13,914,089)
Stock options and benefits	(1,096,155)	(4,859,403)	(1,898,411)
Stock issuances:
Stock options and benefits	1,437,144	2,948,768	3,340,951

Treasury shares at end of year	(129,638,183)	(119,377,690)	(113,313,827)

Net shares outstanding at end of year	230,263,561	240,524,054	246,587,917

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2006	2005	2004
In thousands except per share amounts

Net income	$559,061	$488,547	$574,637

Weighted-average shares—Basic
Common Stock	174,722	183,747	193,037
Class B Stock	60,817	60,821	60,844

Total weighted-average shares—Basic	235,539	244,568	253,881

Effect of dilutive securities:
Employee stock options	2,784	3,336	2,809
Performance and restricted stock units	748	388	244

Weighted-average shares—Diluted	239,071	248,292	256,934

Earnings Per Share—Basic
Common Stock	$2.44	$2.05	$2.31

Class B Stock	$2.19	$1.85	$2.11

Earnings Per Share—Diluted	$2.34	$1.97	$2.24

For the year ended December 31, 2006, 3.7 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2005, 2.0 million stock options were not included, and in 2004, .1 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Milton Hershey School Trust

In July 2004, we purchased 11,281,589 shares of our Common Stock from the Milton Hershey School Trust in a privately negotiated transaction. We paid $44.32 per share, or approximately $500.0 million, for the shares and fees of $1.4 million associated with the transaction. We financed the purchase primarily with commercial paper borrowings.

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held 13,315,986 shares of our Common Stock. As Trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2006, and was entitled to cast approximately 79.7% of the total votes of both classes of our common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of our Company.

Stockholder Protection Rights Agreement

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement and declared a dividend of one right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, does not affect reported earnings per share and is not taxable. The Rights will not change the manner in which our Common Stock is traded.

The Rights become exercisable only upon:

•

resolution of the Board of Directors after any person (other than the Milton Hershey School Trust) has commenced a tender offer that would result in such person becoming the beneficial owner of 15% or more of the Common Stock;

•	our announcement that a person or group (other than the Milton Hershey School Trust) has acquired 15% or more of the outstanding shares of Common Stock; or

•	a person or group (other than the Milton Hershey School Trust) becoming the beneficial owner of more than 35% of the voting power of all of the outstanding Common Stock and Class B Stock.

When exercisable, each Right entitles its registered holder to purchase from our Company, at a pre–determined exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, par value $1.00 per share. The rights are convertible by holders of Class B Stock into Series B Participating Preferred Stock based on one one-thousandth of a share of Series B Participating Preferred Stock for every share of Class B Stock held at that time. Each one one-thousandth of a share of Series A Participating Preferred Stock has economic and voting terms similar to those of one share of Common Stock. Similarly, each one one-thousandth of a share of Series B Participating Preferred Stock has economic and voting terms similar to those of one share of Class B Stock.

Each Right will automatically become a right to buy that number of one one-thousandth of a share of Series A Participating Preferred Stock upon the earlier of:

•	a public announcement by our Company that a person or group (other than the Milton Hershey School Trust) has acquired 15% or more of the outstanding shares of Common Stock, or

•	such person or group (other than the Milton Hershey School Trust) acquiring more than 35% of the voting power of the Common Stock and Class B Stock.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchase price is pre-determined. The market value of the preferred stock would be twice the exercise price. Rights owned by the acquiring person or group are excluded. In addition, if we are acquired in a merger or other business combination, each Right will entitle a holder to purchase from the acquiring company, for the pre-determined exercise price, preferred stock of the acquiring company having an aggregate market value equal to twice the exercise price.

Further, our Board of Directors may, at its option, exchange all (but not less than all) of the outstanding Preferred Stock (other than Rights held by the acquiring person or group) for shares of Common Stock or Class B Stock, as applicable at any time after a person or group (other than the Milton Hershey School Trust) acquires:

•	15% or more (but less than 50%) of our Common Stock; or

•	more than 35% of the voting power of all outstanding Common Stock and Class B Stock.

This may be done at an exchange ratio of one share of Common Stock or Class B Stock for each one one-thousandth of a share of Preferred Stock.

Solely at our option, we may amend the Rights or redeem the Rights for $.01 per Right at any time before the acquisition by a person or group (other than the Milton Hershey School Trust) of beneficial ownership of 15% or more of our Common Stock or more than 35% of the voting power of all of the outstanding Common Stock and Class B Stock. Unless redeemed earlier or extended by us, the Rights will expire on December 14, 2010.

15. STOCK COMPENSATION PLANS

We had two share-based employee compensation plans and a Directors’ Compensation Plan as of December 31, 2006. The following table summarizes our compensation costs:

For the years ended December 31,	2006	2005	2004
In millions of dollars

Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$41.3	$58.1	$44.8
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$15.0	$21.3	$16.4

In 2006, compensation cost included $1.2 million for the impact of accelerated vesting of stock options relating to employees exiting the Company in 2006 under the terms of our Voluntary Workforce Reduction Program. In 2005, compensation cost included $3.9 million for the impact of accelerated vesting of stock options for employees exiting our Company. The income tax benefit amount for 2006 included $.5 million and 2005 included $1.6 million for the accelerated vesting of stock options under this program. The accelerated vesting affected less than 100 employees in 2006 and 2005. We further describe the terms of the workforce reduction program in Note 3, Business Realignment Initiatives.

The long-term portion of the Key Employee Incentive Plan (“Incentive Plan”) provides for grants to executives and key employees of stock-based compensation awards of one or more of the following:

•	non-qualified stock options (“stock options”);

•	performance stock units;

•	stock appreciation rights; and

•	restricted stock units.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Incentive Plan also provides for the deferral of performance stock unit and restricted stock unit awards by participants. As of December 31, 2006, 38.0 million shares were authorized and approved by the Company’s stockholders for grants under the long-term portion of the Incentive Plan.

In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan. This grant provided over 13,000 eligible employees with 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of ten years and will vest on July 19, 2009.

In 1996, our Board of Directors approved a worldwide, stock option grant, called HSY Growth, under the Broad Based Stock Option Plan. HSY Growth provided all eligible employees with a one-time grant of 200 non-qualified stock options. Under HSY Growth, we granted over 2.4 million options on January 7, 1997. Options granted under HSY Growth vested on January 7, 2002 and expired on January 6, 2007.

The following table sets forth information about the weighted-average fair value of options granted during the year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2006	2005	2004
Dividend yields	1.6%	1.7%	2.0%
Expected volatility	24%	25%	26%
Risk-free interest rates	4.6%	3.9%	3.7%
Expected lives in years	6.6	6.5	6.5

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the estimated average price of our Common Stock for the comparable periods.

•

“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant. We exclude the period during 2002 when unusual volatility resulted from the exploration of the possible sale of our Company.

•	We base the risk-free interest rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

•	“Expected lives” means the period of time that options granted are expected to be outstanding based primarily on historical data.

Stock Options

The exercise price of each option equals the market price of the Company’s Common Stock on the date of grant (determined as the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted). Each option has a maximum term of ten years. Options granted under the Incentive Plan prior to December 31, 1999, vested at the end of the second year after grant. In 2000, we changed the terms and conditions of the grants to provide for pro-rated vesting over four years for options granted subsequent to December 31, 1999.

For the years ended December 31,	2006	2005	2004
In millions of dollars

Compensation amount charged against income for stock options	$33.4	$38.2	$23.8

The 2006 compensation amount included $1.2 million for the impact of the modification of stock option grants resulting in accelerated vesting of stock options. In 2005, this amount was $3.9 million. The modification

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to employees exiting our Company in 2006 and 2005 under the terms of the voluntary workforce reduction program. In 2006, we also recorded an additional $4.0 million to reflect expense recognition for 2006 stock option grants over the substantive service period rather than the vesting period which we used for 2004 and earlier grants. In 2005, this amount was $4.6 million. The substantive service period is the period from the grant date to the date on which an employee becomes retirement-eligible.

A summary of the status of our Company’s stock options and changes during the years ending on those dates follows:

	2006		2005		2004
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	13,725,113	$30.86	14,909,536	$32.82	14,142,318	$28.73
Granted	1,777,189	$52.43	2,051,255	$61.49	4,013,900	$41.25
Exercised	(1,269,690)	$28.68	(2,898,419)	$28.14	(3,241,948)	$24.58
Forfeited	(377,499)	$47.19	(337,259)	$43.54	(4,734)	$33.81

Outstanding at end of year	13,855,113	$40.29	13,725,113	$37.83	14,909,536	$32.82

Options exercisable at year-end	8,212,209	$34.39	7,001,941	$30.86	7,272,885	$28.03

Weighted-average fair value of options granted during the year (per share)	$15.07		$16.90		$10.67

For the years ended December 31,	2006	2005	2004
In millions of dollars

Intrinsic value of options exercised	$32.3	$91.8	$62.7

The aggregate intrinsic value of options outstanding as of December 31, 2006 was $158.6 million. The aggregate intrinsic value of exercisable options as of December 31, 2006 was $134.3 million.

As of December 31, 2006, there was $41.8 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the Incentive Plan. We expect to recognize that cost over a weighted-average period of 2.4 years.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/06	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/06	Weighted- Average Exercise Price
$16.53-32.25	4,001,885	4.2	$28.54	3,532,191	$28.05
$32.31-37.76	4,651,560	5.8	$35.52	3,772,586	$35.05
$37.84-64.65	5,201,668	8.3	$53.59	907,432	$56.31

$16.53-64.65	13,855,113	6.3	$40.29	8,212,209	$34.39

Performance Stock Units and Restricted Stock Units

Under the long-term portion of the Incentive Plan, our Company grants performance stock units to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. If our Company meets targets for financial measures at the end of the applicable three-year performance cycle, we award the full number of shares to the participants. The performance scores for 2006 grants of performance stock units can range from 0% to 250% of the targeted amounts.

In 2006, 2005 and 2004, we awarded restricted stock units to certain executive officers and other key employees under the long-term portion of the Incentive Plan. We also awarded restricted stock units quarterly to non-employee directors as part of the Directors’ Compensation Plan.

For the years ended December 31,	2006	2005	2004
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$7.9	$19.9	$21.0

Our Company recognizes the compensation cost associated with the performance stock units ratably over the three-year term, except for the 2003 grants. An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death. The compensation cost for the 2003 grants is being recognized over a period from three to six years. Compensation cost is based on the grant date fair value for the 2003 and 2006 grants because those grants can only be settled in shares of our Common Stock. Compensation cost for the 2004 and 2005 grants is based on the year-end market value of the stock because those grants can be settled in cash or in shares of our Common Stock. We recognize the compensation cost associated with employee restricted stock units over a specified restriction period based on the year-end market value of the stock. Upon adoption of SFAS No. 123R in the fourth quarter of 2005, we elected to begin recognizing expense for employee restricted stock units granted after 2004 based on the straight-line method for the entire award. For prior grants, we used the straight-line method for each separately vesting portion of the award. The impact of the change was not material. We recognize the compensation cost associated with non-employee director restricted stock units at the grant date.

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2006	2005	2004
Units granted	247,340	241,887	332,162
Weighted-average fair value at date of grant	$55.24	$57.21	$40.53

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2006 and the change during 2006 follows:

Performance Stock Units and Restricted Stock Units	2006	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of the year	1,191,367	$47.01
Granted	247,340	$55.24
Performance assumption change	(231,180)	$52.34
Vested	(116,423)	$40.45
Forfeited	(15,356)	$49.56

Outstanding at end of year	1,075,748	$44.89

As of December 31, 2006, there was $10.4 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. We expect to recognize that cost over a weighted-average period of 2.2 years.

For the years ended December 31,	2006	2005	2004
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$4.7	$12.4	$3.9

The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested was lower in 2006 compared with 2005 due to the additional three-year vesting term for the 2003 performance stock unit grants which reduced the number of shares that vested in 2006 compared with 2005. The 2005 amount was higher compared with the 2004 amount due to the greater number of performance stock units granted in 2002 versus 2001, combined with the higher performance score of the 2002 grants.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 695,781 units as of December 31, 2006.

We did not have any stock appreciation rights that were outstanding as of December 31, 2006.

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, our Company extends credit to customers that satisfy pre-defined credit criteria. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors to convenience stores, drug stores, wholesale clubs and mass merchandisers. As of December 31, 2006, McLane Company, Inc. accounted for approximately 22.9% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Receivables, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $18.7 million as of December 31, 2006. Allowances and discounts were $19.4 million as of December 31, 2005.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prepaid Expenses and Other Current Assets

We recorded a receivable of approximately $14.0 million related to the recovery of damages from a product recall and temporary plant closure in Canada. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier.

Inventories

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $400.2 million as of December 31, 2006 and $380.9 million as of December 31, 2005. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2006	2005
In thousands of dollars

Raw materials	$214,335	$202,826
Goods in process	94,740	92,923
Finished goods	418,250	410,424

Inventories at FIFO	727,325	706,173
Adjustment to LIFO	(78,505)	(71,263)

Total inventories	$648,820	$634,910

Property Plant and Equipment

The property, plant and equipment balance included construction in progress of $76.3 million as of December 31, 2006 and $73.1 million as of December 31, 2005. Major classes of property, plant and equipment were as follows:

December 31,	2006	2005
In thousands of dollars

Land	$86,734	$81,672
Buildings	746,198	699,899
Machinery and equipment	2,764,824	2,676,845

Property, plant and equipment, gross	3,597,756	3,458,416
Accumulated depreciation	(1,946,456)	(1,799,278)

Property, plant and equipment, net	$1,651,300	$1,659,138

We recorded accelerated depreciation of property, plant and equipment of $21.8 million associated with our business realignment initiatives in 2005. As of December 31, 2006, no real estate was being held for sale. The net realizable value of real estate held for sale as of December 31, 2005 was $5.6 million. These assets were associated with the closure of facilities as part of the 2005 business realignment initiatives.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2006	2005
In thousands of dollars

Unamortized intangible assets:
Goodwill	$501,955	$487,338

Trademarks	$103,158	$111,928
Amortized intangible assets, gross:
Customer-related	37,261	27,395
Patents	8,317	8,317

Total other intangible assets, gross	148,736	147,640
Accumulated amortization	(8,422)	(5,014)

Other intangibles	$140,314	$142,626

The increase in goodwill was primarily associated with the purchase of the assets of Dagoba Organic Chocolates, LLC in October 2006. The useful lives of trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately ten years. We amortize patents over their remaining legal lives of approximately fifteen years. Total amortization expense for other intangible assets was $3.4 million in 2006, $3.0 million in 2005 and $.6 million in 2004.

The estimated amortization expense over the next five years which includes the preliminary purchase price allocation for Dagoba as of December 31, 2006 is as follows:

	2007	2008	2009	2010	2011
In millions of dollars

Estimated amortization expense	$3.2	$3.2	$3.0	$2.6	$2.6

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2006	2005
In thousands of dollars

Payroll, compensation and benefits	$158,952	$172,529
Advertising and promotion	187,494	193,018
Other	107,577	121,285

Total accrued liabilities	$454,023	$486,832

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2006	2005
In thousands of dollars

Accrued post-retirement benefits	$316,455	$246,896
Other	170,018	166,033

Total other long-term liabilities	$486,473	$412,929

17. SEGMENT INFORMATION

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate candy, sugar confectionery, refreshment and snack products, and food and beverage enhancers under more than 50 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as Japan, Korea, the Philippines and China. We market confectionery products in over 50 countries worldwide.

For segment reporting purposes, we aggregate our operations in the Americas, which comprise the United States, Canada, Mexico and Brazil in accordance with the criteria of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. We base this aggregation on similar economic characteristics, and similar products and services, production processes, types or classes of customers, distribution methods, and the similar nature of the regulatory environment in each location. We aggregate our other international operations with the Americas to form one reportable segment. When combined, our other international operations share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets.

The percentage of total consolidated net sales for businesses outside of the United States was 10.9% for 2006, 10.9% for 2005 and 9.8% for 2004. The percentage of total consolidated assets outside of the United States as of December 31, 2006 was 13.8%, and 12.4% as of December 31, 2005.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.2 billion in 2006 and $1.1 billion in each of the prior two years. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

18. SUBSEQUENT EVENT

In February 2007, our Board of Directors approved a comprehensive, three-year supply chain transformation program that is expected to be completed by December 31, 2009. Under the program, we plan to:

•	Increase manufacturing capacity utilization by reducing the number of production lines;

•	Outsource production of low value-added items; and,

•	Construct a production facility in Monterrey, Mexico.

The program is expected to result in various charges in future periods relating to fixed asset impairment and/or accelerated depreciation costs, severance, pension plan curtailments, and other related costs to exit certain activities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2006*	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,139,507	$1,051,912	$1,416,202	$1,336,609
Gross profit	432,142	407,835	545,469	482,066
Net income	122,471	97,897	185,121	153,572
Per share—Basic—Common (a)	.52	.42	.81	.68
Per share—Basic—Class B	.47	.38	.73	.61
Per share—Diluted	.50	.41	.78	.65

Year 2005*	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,135,618	$992,046	$1,346,046	$1,346,117
Gross profit	434,777	394,415	509,772	524,181
Net income	115,494	93,937	108,706	170,410
Per share—Basic—Common	.48	.39	.46	.72
Per share—Basic—Class B (a)	.44	.36	.41	.65
Per share—Diluted	.46	.38	.44	.69

*	Amounts prior to the fourth quarter of 2006 were adjusted for the impact of certain immaterial adjustments relating to the timing of the recognition of revenue, as permitted by SAB No. 108.
(a)	Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” On May 11, 2006, the Company’s Chief Executive Officer, Richard H. Lenny, certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 95.

Richard H. Lenny Chief Executive Officer	David J. West Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that The Hershey Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects based on criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 22, 2007

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, positions held with our Company, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of our Company are set forth in the Proxy Statement in the section entitled “Information About Proposal No. 1—Election of Directors,” following the question “Who are the nominees?,” which information is incorporated herein by reference.

Our Executive Officers as of February 20, 2007

Name	Age	Positions Held During the Last Five Years
Richard H. Lenny	55	Chairman of the Board, President and Chief Executive Officer (January 2002)
Marcella K. Arline	54	Senior Vice President, Chief People Officer (June 2004); Senior Vice President, Human Resources and Corporate Affairs (December 2002); Senior Vice President, Human Resources (June 2002); Vice President, Human Resources (June 2001)
Christopher J. Baldwin(1)	44	Senior Vice President, President North American Commercial Group (October 2006); Senior Vice President, President U.S. Commercial Group (November 2005); Senior Vice President, Global Chief Customer Officer (October 2004)
John P. Bilbrey(2)	50	Senior Vice President, President International Commercial Group (November 2005); Senior Vice President, President Hershey International (November 2003)
Thomas K. Hernquist(3)	48	Senior Vice President, Global Chief Growth Officer (November 2005); Senior Vice President, President U.S. Confectionery (February 2005); Senior Vice President, Chief Marketing Officer (April 2003)
Burton H. Snyder	59	Senior Vice President, General Counsel and Secretary (November 2003); General Counsel, Secretary, and Senior Vice President, International (December 2002); Senior Vice President—Public Affairs, General Counsel and Secretary (January 2002)
Gregg A. Tanner(4)	50	Senior Vice President, Global Operations (July 2006)
David J. West(5)	43	Executive Vice President, Chief Operating Officer (January 2007); Senior Vice President, Chief Financial Officer (January 2005); Senior Vice President, Chief Customer Officer (June 2004); Senior Vice President, Sales (December 2002); Senior Vice President, Business Planning and Development (June 2002); Vice President, Business Planning and Development (May 2001)
George F. Davis	58	Vice President, Chief Information Officer (December 2000)
David W. Tacka	53	Vice President, Chief Accounting Officer (February 2004); Vice President, Corporate Controller and Chief Accounting Officer (April 2000)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. Baldwin was elected Senior Vice President, Global Chief Customer Officer effective October 25, 2004. Prior to joining our Company he was National Vice President, Field Sales and Logistics, Kraft Foods, Inc. (January 2004); National Vice President Sales and Logistics, Direct Store Delivery—Kraft Foods (January 2003); Vice President, Sales and Integrated Logistics, Nabisco Biscuit (January 2002).
(2)	Mr. Bilbrey was elected Senior Vice President, President Hershey International effective November 5, 2003. Prior to joining our Company he was Executive Vice President, Sales—Mission Foods (May 2003); President and Chief Executive Officer—Danone Waters of North America, Inc., a division of Groupe Danone, Paris (June 2001).

(3)	Mr. Hernquist was elected Senior Vice President, Chief Marketing Officer effective April 28, 2003. Prior to joining our Company he was Senior Vice President, Marketing—Jim Beam Brands, Fortune Brands (January 2002).
(4)	Mr. Tanner was elected Senior Vice President, Global Operations effective July 17, 2006. Prior to joining our Company, Mr. Tanner was a private investor (July 2005); Senior Vice President of Supply Chain, Conagra Foods—Retail Products Company (June 2002); Executive Vice President of Operations, Conagra Foods—Grocery Producers Group (September 2001).
(5)	Mr. West was elected Executive Vice President, Chief Operating Officer effective January 24, 2007. He will continue to hold the position of Chief Financial Officer until his successor to that position is elected.

Our Executive Officers are generally elected each year at the organization meeting of the Board in April.

Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is set forth in the Proxy Statement in the section entitled “Governance of the Company,” following the question “What are the committees of the Board and what are their functions?,” which information is incorporated herein by reference.

Reporting of any inadvertent late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth in the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Information regarding our Code of Ethical Business Conduct applicable to our directors, officers and employees is set forth in Part I of this Annual Report on Form 10-K, under the heading “Available Information.”

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of each of the named executive officers, including our Chief Executive Officer, and the Compensation Committee Report are set forth in the section of the Proxy Statement entitled “Executive Compensation,” which information is incorporated herein by reference. Information regarding compensation of our directors is set forth in the section of the Proxy Statement entitled “Directors’ Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including our Chief Executive Officer and executive officers as a group, is set forth in the section entitled “Ownership of the Company’s Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b) Information about the Company’s Common Stock that may be issued under equity compensation plans as of December 31, 2006 is set forth in the Proxy Statement in the section entitled “Proposal No. 3 Approval of the Equity and Incentive Compensation Plan,” which information is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with related persons is set forth in the section of the Proxy Statement entitled “Certain Transactions and Relationships” and information regarding director independence is set forth in the section of the Proxy Statement entitled “Governance of the Company” following the question, “Which directors are independent, and how does the Board make that determination?,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding “Principal Accountant Fees and Services,” including the policy regarding pre-approval of audit and non-audit services performed by our Company’s independent auditors, is set forth in the section entitled “Information About our Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1): Financial Statements

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon, as required to be filed with this report, are set forth under Item 8 of this report.

Item 15(a)(2): Financial Statement Schedule

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 31, 2006, 2005 and 2004 is filed herewith on the indicated page in response to Item 15(c):

Schedule II—Valuation and Qualifying Accounts (Page 106)

Other schedules have been omitted as not applicable or required, or because information required is shown in the consolidated financial statements or notes thereto.

Financial statements of the parent company only are omitted because the Company is primarily an operating company and there are no significant restricted net assets of consolidated and unconsolidated subsidiaries.

Item 15(a)(3): Exhibits

The following items are attached or incorporated by reference in response to Item 15(c):

Articles of Incorporation and By-laws

3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005. The By-laws, as amended and restated as of August 16, 2005, are incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

Instruments defining the rights of security holders, including indentures

4.1	Stockholder Protection Rights Agreement between the Company and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.2	The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 6.95% Notes due 2007

2) 5.300% Notes due 2011

3) 6.95% Notes due 2012

4) 4.850% Notes due 2015

5) 5.450% Notes due 2016

6) 8.8% Debentures due 2021

7) 7.2% Debentures due 2027

8) Obligations Associated with Consolidation of Lease Arrangements

9) Other Obligations

The Company will furnish copies of the above debt instruments to the Commission upon request.

Material contracts

10.1	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.2	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.3	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.4	Trademark and Technology License Agreement between Huhtamaki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Five Year Credit Agreement dated as of December 8, 2006 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on
Form 8-K, filed December 11, 2006.

10.6	Short-term Credit Agreement dated as of September 23, 2005 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as Syndication Agent, UBS Loan Finance LLC, as Documentation Agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on
Form 8-K, filed September 28, 2005.

10.7	Short-Term Credit Agreement, dated March 13, 2006, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders, Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006.

10.8	Letter Amendment to Short Term Credit Agreement, dated September 14, 2006, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), and Citibank, N.A., as agent for the Lenders, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 15, 2006.

10.9	Agreement dated December 12, 2005 between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 12, 2005.

10.10	Agreement dated January 27, 2006, between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 27, 2006.

10.11	Agreement dated July 26, 2006, between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2006.

Executive Compensation Plans and Management Contracts

10.12	The Company’s Amended and Restated Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2002.

10.13	Terms and Conditions of Nonqualified Stock Option Grants under the Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.14	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.15	The Company’s Amended and Restated (2007) Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 10, 2006.

10.16	The Company’s Deferred Compensation Plan (Amended and Restated as of January 1, 2007) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 10, 2006.

10.17	First Amendment to the Hershey Foods Corporation Amended and Restated (2003) Supplemental Executive Retirement Plan is incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

10.18	The Company’s Amended and Restated Directors’ Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.19	The Company’s Executive Benefits Protection Plan (Group 3A) Amended and Restated as of December 29, 2006, covering certain of its executive officers, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007.

10.20	The Executive Employment Agreement between the Company and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on
Form 10-Q for the quarter ended April 1, 2001.

10.21	Amendment to Executive Employment Agreement between the Company and Richard H. Lenny, effective as of October 3, 2006, is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 10, 2006.

10.22	The Company’s 2005 Early Retirement Plan for E-Grade Employees is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

10.23	The Company’s 2005 Early Retirement Plan for E-Grade Employees Separation Agreement and General Release is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

10.24	The Company’s 2005 Enhanced Mutual Separation Plan for E-Grade Employees is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

10.25	The Company’s 2005 Enhanced Mutual Separation Plan for E-Grade Employees Separation Agreement and General Release is incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 21, 2005.

10.26	A summary of changes to non-employee director compensation for 2007 is attached hereto and filed as Exhibit 10.1.

10.27	A summary of certain compensation matters previously contained in the Company’s Current Report on Form 8-K filed February 13, 2007, is attached hereto and filed as Exhibit 10.2.

Broad Based Equity Compensation Plans

10.28	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 is attached hereto and filed as Exhibit 12.

21	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.

23	Independent Auditors’ Consent

The consent dated February 23, 2007 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.

31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.1.

31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.2.

32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto and furnished as Exhibit 32.

*	Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of February, 2007.

THE HERSHEY COMPANY (Registrant)

By:	/S/ DAVID J. WEST
David J. West Executive Vice President, Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ RICHARD H. LENNY (Richard H. Lenny)	Chief Executive Officer and Director	February 23, 2007

/S/ DAVID J. WEST (David J. West)	Chief Financial Officer	February 23, 2007

/S/ DAVID W. TACKA (David W. Tacka)	Chief Accounting Officer	February 23, 2007

/S/ JON A. BOSCIA (Jon A. Boscia)	Director	February 23, 2007

/S/ ROBERT H. CAMPBELL (Robert H. Campbell)	Director	February 23, 2007

/S/ ROBERT F. CAVANAUGH (Robert F. Cavanaugh)	Director	February 23, 2007

/S/ GARY P. COUGHLAN (Gary P. Coughlan)	Director	February 23, 2007

/S/ HARRIET EDELMAN (Harriet Edelman)	Director	February 23, 2007

/S/ BONNIE G. HILL (Bonnie G. Hill)	Director	February 23, 2007

/S/ ALFRED F. KELLY, JR. (Alfred F. Kelly, Jr.)	Director	February 23, 2007

/S/ MACKEY J. MCDONALD (Mackey J. McDonald)	Director	February 23, 2007

/S/ MARIE J. TOULANTIS (Marie J. Toulantis)	Director	February 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

Under date of February 22, 2007, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, at December 31, 2006.

/s/  KPMG LLP

New York, New York February 22, 2007

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2006, 2005 and 2004

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2006: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$19,433	$2,669	$—	$(3,437)	$18,665

Year Ended December 31, 2005: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$17,581	$13,342	$676	$(12,166)	$19,433

Year Ended December 31, 2004: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$21,099	$1,844	$2,930	$(8,292)	$17,581

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.