Form 10-Q
period 2007-04-01
HERSHEY CO
filed 2007-05-10
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   April 1, 2007

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
Common Stock, $1 par value – 167,755,884 shares, as of April 20, 2007.  Class B Common Stock,
$1 par value - 60,815,010 shares, as of April 20, 2007.

THE HERSHEY COMPANY

INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended April 1, 2007 and April 2, 2006	3

Consolidated Balance Sheets
April 1, 2007 and December 31, 2006	4

Consolidated Statements of Cash Flows
Three months ended April 1, 2007 and April 2, 2006	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	16

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
Of Proceeds	22

Item 6. Exhibits	22

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	April 1, 2007	April 2, 2006

Net Sales	$1,153,109	$1,139,507

Costs and Expenses:
Cost of sales	739,078	707,365
Selling, marketing and administrative	216,433	216,794
Business realignment charge, net	27,545	3,331

Total costs and expenses	983,056	927,490

Income before Interest and Income Taxes	170,053	212,017

Interest expense, net	28,255	25,203

Income before Income Taxes	141,798	186,814

Provision for income taxes	48,325	64,343

Net Income	$93,473	$122,471

Earnings Per Share - Basic - Class B Common Stock	$.37	$.47

Earnings Per Share - Diluted - Class B Common Stock	$.37	$.47

Earnings Per Share - Basic - Common Stock	$.42	$.52

Earnings Per Share - Diluted - Common Stock	$.40	$.50

Average Shares Outstanding - Basic - Common Stock	169,836	178,892

Average Shares Outstanding - Basic - Class B Common Stock	60,816	60,818

Average Shares Outstanding - Diluted	233,708	243,147

Cash Dividends Paid per Share:
Common Stock	$.2700	$.2450
Class B Common Stock	$.2425	$.2200

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	April 1, 2007	December 31, 2006

Current Assets:
Cash and cash equivalents	$60,483	$97,141
Accounts receivable - trade	405,908	522,673
Inventories	664,703	648,820
Deferred income taxes	59,649	61,360
Prepaid expenses and other	89,502	87,818
Total current assets	1,280,245	1,417,812
Property, Plant and Equipment, at cost	3,616,003	3,597,756
Less-accumulated depreciation and amortization	(2,004,680)	(1,946,456)
Net property, plant and equipment	1,611,323	1,651,300
Goodwill	502,815	501,955
Other Intangibles	139,284	140,314
Other Assets	470,866	446,184
Total assets	$4,004,533	$4,157,565

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$198,147	$155,517
Accrued liabilities	405,327	454,023
Accrued income taxes	39,005	—
Short-term debt	722,670	655,233
Current portion of long-term debt	(73)	188,765
Total current liabilities	1,365,076	1,453,538
Long-term Debt	1,248,137	1,248,128
Other Long-term Liabilities	539,876	486,473
Deferred Income Taxes	230,743	286,003
Total liabilities	3,383,832	3,474,142
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2007 and 2006	—	—
Common Stock, shares issued: 299,086,734 in 2007 and 299,085,666 in 2006	299,086	299,085
Class B Common Stock, shares issued: 60,815,010 in 2007 and 60,816,078 in 2006	60,815	60,816
Additional paid-in capital	311,876	298,243
Retained earnings	3,998,188	3,965,415
Treasury-Common Stock shares at cost:
131,449,993 in 2007 and 129,638,183 in 2006	(3,920,264)	(3,801,947)
Accumulated other comprehensive loss	(129,000)	(138,189)
Total stockholders' equity	620,701	683,423
Total liabilities and stockholders' equity	$4,004,533	$4,157,565

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Cash Flows Provided from (Used by) Operating Activities
Net Income	$93,473	$122,471
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	60,107	48,135
Stock-based compensation expense, net of tax of $2,393 and $4,644, respectively	4,482	8,857
Excess tax benefits from exercise of stock options	(6,446)	(1,631)
Deferred income taxes	21,455	6,973
Business realignment initiatives, net of tax of $15,077 and $518, respectively	25,313	1,214
Contributions to pension plans	(5,124)	(8,003)
Changes in assets and liabilities:
Accounts receivable - trade	116,765	135,332
Inventories	(17,083)	(110,596)
Accounts payable	42,630	10,095
Other assets and liabilities	(32,052)	(46,857)
Net Cash Flows Provided from Operating Activities	303,520	165,990

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(39,877)	(36,191)
Capitalized software additions	(1,877)	(2,067)
Net Cash Flows (Used by) Investing Activities	(41,754)	(38,258)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	67,437	79,610
Repayment of long-term debt	(188,742)	(58)
Cash dividends paid	(60,700)	(56,936)
Exercise of stock options	27,132	8,754
Excess tax benefits from exercise of stock options	6,446	1,631
Repurchase of Common Stock	(149,997)	(183,976)
Net Cash Flows (Used by) Financing Activities	(298,424)	(150,975)

Decrease in Cash and Cash Equivalents	(36,658)	(23,243)
Cash and Cash Equivalents, beginning of period	97,141	67,183

Cash and Cash Equivalents, end of period	$60,483	$43,940

Interest Paid	$52,542	$38,954

Income Taxes Paid	$9,848	$33,785

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

Our unaudited consolidated financial statements provided in this report include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock or have significant control over an entity through contractual or economic interests in which we are the primary beneficiary.  We prepared these statements in accordance with the instructions to Form 10-Q.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2007 presentation.  Operating results for the three months ended April 1, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, because of the seasonal effects of our business.

Items Affecting Comparability

Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), required companies to change the accounting principle used for evaluating the effect of possible prior year misstatements when quantifying misstatements in current year financial statements. As a result, we changed one of the five criteria of our revenue recognition policy, resulting in a delay in the recognition of revenue on goods in-transit until they are received by our customers. As permitted by SAB No. 108, we adjusted our financial statements for the three months ended April 2, 2006 to provide comparability. These adjustments were not material to our results of operations for that period. For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

2.        STOCK COMPENSATION PLANS

We had two share-based employee compensation plans and a Directors’ Compensation Plan as of April 1, 2007. The following table summarizes our compensation costs:

For the Three Months Ended
	April 1, 2007	April 2, 2006
(in millions of dollars)
Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$ 6.9	$ 14.0
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$ 2.4	$ 4.8

The decrease in share-based compensation expense from 2006 to 2007 was primarily associated with the timing of stock option grants in 2007.  The 2007 stock option grants were delayed pending approval by our stockholders of The Hershey Company Equity and Incentive Compensation Plan at the Annual Meeting in April 2007.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Dividend yields	1.9%	1.6%
Expected volatility	20.1%	23.7%
Risk-free interest rates	4.7%	4.6%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of April 1, 2007, and the change during 2007 is presented below:

	For the Three Months Ended April 1, 2007
Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	13,855,113	$40.29	6.3 years
Granted	27,300	$51.35
Exercised	(936,799)	$29.02
Forfeited	(59,037)	$53.74
Outstanding as of April 1, 2007	12,886,577	$41.07	6.2 years
Options exercisable as of April 1, 2007	8,953,778	$36.86	5.5 years

	For the Three Months Ended
	April 1, 2007	April 2, 2006
Weighted fair value of options granted (per share)	$12.43	$15.05
Intrinsic value of options exercised (in millions of dollars)	$20.5	$6.2

•	As of April 1, 2007, the aggregate intrinsic value of options outstanding was $188.0 million and the aggregate intrinsic value of options exercisable was $166.3 million.

•
As of April 1, 2007, there was $37.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of April 1, 2007, and the change during 2007 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended April 1, 2007	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,075,748	$44.89
Granted	215,405	$50.63
Performance assumption change	(16,776)	$55.05
Vested	(402,576)	$50.56
Forfeited	(150)	$49.80
Outstanding as of April 1, 2007	871,651	$44.74

As of April 1, 2007, there was $18.5 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.5 years.
	For the Three Months Ended
	April 1, 2007	April 2, 2006
Intrinsic value of share - based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$20.4	$3.0

The higher amount in 2007 was primarily associated with the additional three-year vesting term for the 2003 performance stock unit grants which reduced the number of shares that vested in 2006 compared with 2007.  An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death.  The compensation cost based on grant date fair value for the 2003 grants is being recognized over a period from three to six years.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 703,297 units as of April, 1, 2007.

No stock appreciation rights were outstanding as of April 1, 2007.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

3.         INTEREST EXPENSE

Net interest expense consisted of the following:
	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(in thousands of dollars)
Interest expense	$29,051	$25,701
Interest income	(761)	(491)
Capitalized interest	(35)	(7)
Interest expense, net	$28,255	$25,203

For the first three months of 2007, net interest expense was higher than the comparable period of 2006, primarily due to higher interest expense associated with the issuance of $500.0 million of long-term debt in August 2006.  Higher interest rates in 2007 as compared to 2006 also contributed to the increase in net interest expense.

4.        BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “2007 business realignment initiatives”).  When completed, this program will greatly enhance our manufacturing, sourcing and customer service capabilities, and will also generate significant resources to invest in our growth initiatives.  These initiatives include accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet customer needs and disciplined global expansion.  Under the program, which will be implemented in stages over the next three years, we will significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third, outsource production of low value-added items and construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs.  The program will result in a total net reduction of approximately 1,500 positions across our supply chain over the next three years.

We expect the total pre-tax cost of the program to be from $525 million to $575 million over the next three years.  The total includes approximately $50 million in project implementation costs.  The costs will be incurred primarily in 2007 and 2008, with approximately $270 million to $300 million expected in 2007.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”).  Charges for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

Charges (credits) associated with business realignment initiatives recorded during the three months ended April 1, 2007 and April 2, 2006 were as follows:
	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(in thousands of dollars)
Cost of sales
2007 business realignment initiatives	$9,859	$–
2005 business realignment initiatives	–	(1,599)
Total cost of sales	9,859	(1,599)

Selling, marketing and administrative
2007 business realignment initiatives	2,986	–
2005 business realignment initiatives	–	–
Total selling, marketing and administrative	2,986	–

Business realignment charge, net
2007 business realignment initiatives:
Fixed asset impairments and plant closure expenses	26,220	–
Employee separation costs	1,325	–
2005 business realignment initiatives	–	3,331
Total Business realignment charge, net	27,545	3,331

Total net charges associated with business realignment initiatives	$40,390	$1,732

The charge of $9.9 million recorded in cost of sales during the first quarter of 2007 related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life.  The $3.0 million recorded in selling, marketing and administrative expenses related primarily to project implementation costs.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Certain real estate with a net realizable value of approximately $5.0 million was being held for sale as of April 1, 2007.  The net business realignment and asset impairments charge included $1.3 million for involuntary terminations.

The credit of $1.6 million recorded in cost of sales during the first quarter of 2006 related to higher than expected proceeds from the sale of equipment from the Las Piedras, Puerto Rico plant.  The $3.3 million net business realignment charge recorded for the 2005 business realignment initiatives included $1.4 million related to a U.S. Voluntary Workforce Reduction Program, $1.3 million for facility rationalization relating to the closure of the Las Piedras plant and $.6 million related to streamlining our international operations.

The April 1, 2007 liability balance relating to the 2007 business realignment initiatives was $1.3 million for employee separation costs.  The April 1, 2007 liability balance relating to the 2005 business realignment initiatives was $12.1 million.

5.        EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	April 1, 2007	April 2, 2006
	(in thousands except per share amounts)

Net income	$93,473	$122,471

Weighted-average shares - Basic
Common Stock	169,836	178,892
Class B Common Stock	60,816	60,818
Total weighted-average shares - Basic	230,652	239,710
Effect of dilutive securities:
Employee stock options	2,403	2,848
Performance and restricted stock units	653	589
Weighted-average shares - Diluted	233,708	243,147
Earnings Per Share - Basic
Class B Common Stock	$.37	$.47
Common Stock	$.42	$.52
Earnings Per Share - Diluted
Class B Common Stock	$.37	$.47
Common Stock	$.40	$.50

The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. In accordance with proposed Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 128-a, Computational Guidance for Computing Diluted EPS under the Two-Class Method, the calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

For the three-month period ended April 1, 2007, we excluded from the earnings per share calculation a total of 3,846,294 employee stock options because they were antidilutive.  We excluded 3,597,505 employee stock options for the period ended April 2, 2006.

6.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133, as amended”).  SFAS No. 133, as amended, requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. As of April 1, 2007 and April 2, 2006, all of our derivative instruments were classified as cash flow hedges.

Summary of Activity

Our cash flow hedging derivative activity during the three months ended April 1, 2007 and April 2, 2006 was as follows:

	For the three months ended
	April 1, 2007	April 2, 2006
	(in millions of dollars)

Net after-tax gains on cash flow hedging derivatives	$5.9	$6.5
Reclassification adjustment of (gains) losses from accumulated other comprehensive income to income, net of tax	(.1)	.6
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	–	–

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

•
Reclassification adjustments from accumulated other comprehensive income (loss) to income related to gains or losses on commodities futures contracts and were reflected in cost of sales.  Reclassification adjustments for gains on interest rate swaps were reflected as an adjustment to interest expense.

•	We recognized no components of gains or losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $1.2 million after tax as of April 1, 2007. This amount was primarily associated with foreign exchange forward contracts.

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

For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

7.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended April 1, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$93,473

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,604	$—	2,604
Pension and post-retirement benefit plans	1,412	(636)	776
Cash flow hedges:
Gains on cash flow hedging derivatives	9,296	(3,368)	5,928
Reclassification adjustments	(193)	74	(119)
Total other comprehensive income	$13,119	$(3,930)	9,189
Comprehensive income			$102,662

	For the Three Months Ended April 2, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$122,471

Other comprehensive income (loss):
Foreign currency translation adjustments	$(484)	$—	(484)
Minimum pension liability adjustments	118	(42)	76
Cash flow hedges:
Gains on cash flow hedging derivatives	10,289	(3,745)	6,544
Reclassification adjustments	915	(332)	583
Total other comprehensive income	$10,838	$(4,119)	6,719
Comprehensive income			$129,190

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	April 1, 2007	December 31, 2006
	(in thousands of dollars)
Foreign currency translation adjustments	$2,569	$(35)
Pension and post-retirement benefit plans, net of tax	(137,196)	(137,972)
Cash flow hedges, net of tax	5,627	(182)
Total accumulated other comprehensive loss	$(129,000)	$(138,189)

8.        INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	April 1, 2007	December 31, 2006
	(in thousands of dollars)
Raw materials	$235,898	$214,335
Goods in process	107,056	94,740
Finished goods	401,895	418,250
Inventories at FIFO	744,849	727,325
Adjustment to LIFO	(80,146)	(78,505)
Total inventories	$664,703	$648,820

The increase in raw material inventories as of April 1, 2007 resulted from the timing of deliveries to support manufacturing requirements, reflecting the seasonality of our business, and higher costs in 2007.  Lower finished goods inventories as of April 1, 2007 primarily reflected the impact of various improvements to our sales and operations planning process to reduce working capital utilization.

9.        SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a new five-year unsecured revolving credit agreement. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. These funds may be used for general corporate purposes.  This unsecured revolving credit agreement contains certain financial covenants and customary representations and warranties, and events of default. As of April 1, 2007 we complied with all covenants pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

10.      LONG-TERM DEBT

In May 2006, we filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under new Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the "WKSI Registration Statement"). In August 2006, we issued $500 million of Notes under the WKSI Registration Statement.  Proceeds from the debt issuances and any other offerings under the WKSI Registration Statement may be used for general corporate requirements. These may include reducing existing borrowings, financing capital additions, funding contributions to our pension plans, future business acquisitions and working capital requirements.

11.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 1, 2007 and December 31, 2006, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,248.1 million as of April 1, 2007, compared with a fair value of $1,321.5 million, an increase of $73.4 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:
April 1, 2007
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to puchase foreign currencies	$ 31.9	Australian dollars Canadian dollars Euros
Foreign exchange forward contracts to sell foreign currencies	$ 14.7	Mexican pesos Brazilian reais

Our foreign exchange forward contracts mature in 2007 and 2008.

We define the fair value of foreign exchange forward contracts as the amount of the difference between contracted and current market foreign currency exchange rates at the end of the period. On a quarterly basis, we estimate the fair value of foreign exchange forward contracts by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences. We do not hold or issue financial instruments for trading purposes.

The total fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets and in other non-current assets, as appropriate, on the Consolidated Balance Sheets were as follows:

	April 1, 2007	December 31, 2006
(in millions of dollars)

Fair value of foreign exchange forward contracts - asset	$ 2.1	$ 1.5

12.      INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN No. 48 as of January 1, 2007.  The adoption of FIN No. 48 did not result in a significant change to the liability for unrecognized tax benefits.  Upon adoption, we had unrecognized tax benefits of $63.3 million of which $45.5 million would impact the effective income tax rate if recognized.  The entire amount of unrecognized tax benefits was classified as other long-term liabilities on the balance sheet since we do not expect to make any payments to taxing authorities related to such tax positions in the next twelve months.  We report accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Upon adoption, we had accruals of $13.8 million for the payment of interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome.  We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash.  Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state) and Canada.  We are no longer subject to U.S. federal examinations by the Internal Revenue Service for years before 2004.  Various state tax examinations by taxing authorities could be conducted for years beginning in 2000, and some examinations are currently in progress.  The Canada Revenue Agency (“CRA”) is conducting an audit of our income tax returns in Canada for 1999 through 2002 that is expected to be completed by the end of 2007.  As of April 1, 2007, the CRA has proposed certain adjustments to our transfer pricing tax position for years beginning in 1999.  We are currently evaluating those proposed adjustments to determine if we agree and are determining the possibility of offsetting U.S. tax relief through the use of Competent Authority.  We do not anticipate that any Canada/U.S. tax adjustments will have a significant impact on our financial position or results of operations.

13.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
	(in thousands of dollars)
Service cost	$11,157	$14,509	$1,172	$1,442
Interest cost	14,668	14,125	4,747	4,611
Expected return on plan assets	(28,588)	(25,568)	—	—
Amortization of prior service cost	379	1,146	(39)	213
Amortization of unrecognized transition balance	—	4	—	—
Recognized net actuarial loss	756	3,269	542	768
Administrative expenses	173	302	—	—
Net periodic benefits (income) cost	$(1,455)	$7,787	$6,422	$7,034

We made contributions of $5.1 million and $4.5 million to the pension plans and other benefits plans, respectively, during the first quarter of 2007.  In the first quarter of 2006, we made contributions of $8.0 million and $6.4 million to our pension and other benefits plans, respectively.  The contributions in 2007 and 2006 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first quarter of 2007, there was net periodic pension benefits income of $1.5 million, compared to net periodic benefits cost of $7.8 million in the first quarter of 2006.  The net periodic pension benefits income resulted from the changes to the U.S. pension plans announced in October 2006, the higher actual return on pension assets during 2006 and a higher discount rate.

For 2007, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  We do not anticipate any significant contributions during the remainder of 2007.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”).  We adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006.  SFAS No. 158 does not change the measurement or recognition of these plans.  For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

14.      SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the three months ended April 1, 2007
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	1,862	$99,998
Shares repurchased to replace Treasury Stock issued for stock options and employee benefits	931	49,999
Total share repurchases	2,793	149,997
Shares issued for stock options and employee benefits	(981)	(31,680)
Net change	1,812	$118,317

•
We intend to continue to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•
In December 2006, our Board of Directors approved an additional $250 million share repurchase program. As of April 1, 2007, $150.0 million remained available for repurchases of Common Stock under this program.

15.      PENDING ACCOUNTING PRONOUNCEMENTS

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

16.      SUBSEQUENT EVENTS

The following events were announced in April 2007:

Our Company and Godrej Beverages and Foods, Ltd., one of India's largest consumer goods, confectionery and food companies, announced that we have entered into an agreement to form a joint venture to manufacture and distribute confectionery products, snacks and beverages across India. Upon completion of this agreement, which is subject to normal closing requirements, we will own a 51 percent stake in this joint venture. This alliance will provide our Company with broad distribution access in India.  The combination will leverage Godrej's manufacturing and distribution network in India that includes over 1.6 million outlets. In the future, the alliance will also provide the capability to manufacture certain Hershey branded products in India.

We announced an increase of approximately 4% to 5% in the wholesale prices of our domestic confectionery line, effective immediately.  The increase applies to our standard bar, king-size bar, 6-pack and vending lines. These products represent approximately one-third of our portfolio. This action was implemented to help offset increases in input costs, including raw and packaging materials, fuel, utilities and transportation. We expect minimal financial impact from the pricing changes for the full year 2007.

Our Company and Barry Callebaut AG, the world’s largest manufacturer of high-quality cocoa, industrial chocolate and confectionery products, announced the intent to enter into a strategic supply and innovation partnership agreement. The alliance will enable us to work together to accelerate long-term growth in the global chocolate market. Under the agreement, Barry Callebaut will construct and operate a facility to provide chocolate for our new plant in Monterrey, Mexico, and will also lease a portion of our Robinson, Ill., plant and operate chocolate-making equipment at that facility. The partnership includes a long-term global agreement under which Barry Callebaut will supply Hershey with a minimum of 80,000 tonnes per year of chocolate and chocolate products. We expect final agreements to be signed by the end of May 2007.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations - First Quarter 2007 vs. First Quarter 2006

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the three months ended
	April 1, 2007	April 2, 2006	Percent Change Increase (Decrease)
	(in thousands except per share amounts)
Net Sales	$1,153.1	$1,139.5	1.2%
Cost of Sales	739.1	707.4	4.5%
Gross Profit	414.0	432.1	(4.2)%
Gross Margin	35.9%	37.9%
Selling, Marketing and Administrative (“SM&A”) Expense	216.4	216.8	(0.2)%
SM&A Expense as a percent of sales	18.8%	19.0%
Business Realignment Charge, net	27.5	3.3	N/A
Income before Interest and Income
Taxes (“EBIT”)	170.1	212.0	(19.8)%
EBIT Margin	14.7%	18.6%
Interest Expense, net	28.3	25.2	12.1%
Provision for Income Taxes	48.3	64.3	(24.9)%
Effective Income Tax Rate	34.1%	34.4%
Net Income	$93.5	$122.5	(23.7)%
Net Income Per Share-Diluted	$0.40	$0.50	(20.0)%

Net Sales

The increase in net sales was attributable to sales volume increases from the introduction of new products, primarily in the United States, and higher sales for our businesses in Canada and Mexico.  Strong sales of seasonal products and our dark and premium chocolate items also contributed to the sales increase.  These increases were substantially offset by decreased price realization from higher rates of promotional spending and higher returns, discounts and allowances for products at retail.  Softness in sales of single serve items and the shift from limited edition items to new product growth platforms in 2007, compared with the first quarter of 2006, also had a negative impact on sales performance in the quarter.

Key Marketplace Metrics

Consumer takeaway increased 1.5% during the first quarter of 2007, in line with shipments.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market Share in measured channels declined by 1.2 share points during the first quarter of 2007. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Business realignment charges of $9.9 million were included in cost of sales in the first quarter 2007, compared with a credit of $1.6 million in the prior year.  The remainder of the cost of sales increase was primarily associated with sales volume increases and higher raw material and other input costs.

Half of the gross margin decline was attributable to the impact of business realignment initiatives recorded in 2007 compared with 2006.  The rest of the decline reflected higher costs for raw materials, fuel, and packaging, along with lower net price realization.  Favorable product mix and supply chain productivity partially offset the impact of cost increases.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses decreased primarily as a result of expense control and lower administrative costs associated with incentive compensation, primarily stock options.  These decreases were offset by expenses of $3.0 million for project implementation related to our business realignment initiatives and higher advertising expenses.

Business Realignment Initiatives

Business realignment charges of $27.5 million were recorded in the first quarter of 2007 associated with our supply chain transformation program.  The charges were primarily associated with fixed asset impairments and expenses for the closure of certain manufacturing facilities, along with employee separation costs.

During the first quarter of 2006, we recorded charges related to previous business realignment initiatives that began in 2005.  The $3.3 million business realignment charge included $1.4 million related to a U.S. voluntary workforce reduction program, $1.3 million for facility rationalization relating to the closure of the Las Piedras plant and $.6 million related to streamlining our international operations.

Income Before Interest and Income Taxes and EBIT Margin

EBIT decreased in the first quarter 2007 compared with the first quarter 2006 principally as a result of higher net business realignment charges associated with our business realignment initiatives. Net pre-tax business realignment charges of $40.4 million were recorded in the first quarter 2007 compared with $1.7 million recorded in the first quarter 2006, an increase of $38.7 million. The remainder of the decrease in EBIT was attributable to lower gross profit resulting primarily from higher input costs which were only slightly offset by lower selling, marketing and administrative expenses.

EBIT margin decreased from 18.6% for the first quarter of 2006 to 14.7% for the first quarter of 2007.  The impact of net business realignment charges reduced EBIT margin by 3.4 percentage points.  The remainder of the decrease resulted from the lower gross margin offset partially by lower SM&A expense as a percentage of sales.

Interest Expense, Net

Net interest expense was higher in the first quarter 2007 than the comparable period of 2006, primarily reflecting higher interest expense associated with the issuance of $500.0 million of long-term debt in August 2006. Higher interest rates in the first quarter 2007 as compared to the first quarter 2006 also contributed to the increase in interest expense.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 34.1% for the first quarter of 2007 and benefited by .7 percentage points as a result of the effective tax rates associated with business realignment charges recorded during the quarter.  We expect our effective income tax rate for the full year 2007 to be 36.1%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net Income in the first quarter 2007 was reduced by $25.3 million, or $0.11 per share-diluted, and was reduced by $1.2 million, or $0.01 per share-diluted, in the first quarter of 2006 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the first quarter 2007 was even with the first quarter of 2006.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first quarter of 2007, cash and cash equivalents decreased by $36.7 million.

Cash provided from operations, short-term borrowings, cash provided from stock options exercises and cash on hand at the beginning of the period was sufficient to fund the repayment of long-term debt of $188.7 million, the repurchase of Common Stock for $150.0 million, dividend payments of $60.7 million and capital additions and capitalized software expenditures of $41.8 million.

Cash used by changes in other assets and liabilities was $32.1 million for the first quarter of 2007 compared with cash used of $46.9 million for the same period of 2006. The decrease in the amount of cash used by other assets and liabilities from 2006 to 2007 primarily reflected the timing of payments for accrued liabilities associated with selling and marketing programs and lower payments relating to incentive compensation and business realignment initiatives.

A receivable of approximately $14.0 million was included in prepaid expenses and other current assets as of April 1, 2007 and December 31, 2006 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier.

Interest paid was $52.5 million during the first quarter of 2007 versus $39.0 million for the comparable period of 2006.  The increase in interest paid reflects additional borrowings and the higher interest rate environment.  Income taxes paid were $9.8 million during the first quarter of 2007 versus $33.8 million for the comparable period of 2006.  The decrease in taxes paid in 2007 was primarily related to a lower federal extension payment for 2006 income taxes.

The ratio of current assets to current liabilities decreased slightly to .9:1 as of April 1, 2007 from 1.0:1 as of December 31, 2006. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) increased slightly to 76% as of April 1, 2007 from 75% as of December 31, 2006.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a five-year credit agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion with the option to increase borrowings by an additional $400 million with the consent of the lenders. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2006 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

We have revised our operating performance expectations for the full year 2007 as a result of significant increases in dairy input costs.  On April 20, 2007, the United States Department of Agriculture announced significant changes to the prices of dairy products effective immediately. These price changes, along with unfavorable worldwide supply and demand conditions for dairy products, will result in costs for our dairy raw materials for 2007, which are now anticipated to be considerably higher than our previous expectations.  The dairy markets are not as developed as many of the other commodities markets and, therefore, it is not possible to hedge our costs by taking forward positions to extend coverage for longer periods of time.  Our latest expectations with regard to key operating performance measures are presented below.

We continue to expect sales growth in 2007 to be within our long-term goal of 3% to 4%. Marketplace performance has been below this level to date, but we expect it to improve in the second half of the year behind continued increases in consumer and customer investment.

We expect that our 2007 business realignment initiatives designed to execute a comprehensive, three-year supply chain transformation plan will result in total pre-tax charges and non-recurring project implementation costs of $525 million to $575 million.  Total charges include project management and start-up costs of approximately $50 million.  In 2007, we expect to record charges of approximately $270 million to $300 million, or $.75 to $.84 per share-diluted.  As a result of the program, we estimate that our gross margin should improve significantly, with on-going savings of approximately $170 million to $190 million generated by 2010.  A portion of the savings will be invested in our strategic growth initiatives, in such areas as core brand growth, new product innovation, selling and go-to-market capabilities and disciplined global expansion.  The amount and timing of this investment will be contingent upon market conditions and the pace of our innovation and global expansion.

We have identified a number of initiatives which will help to offset a portion of anticipated increases in input costs and have implemented certain price increases.  However, the magnitude of the higher dairy input costs and maintaining our planned increases in brand investment are expected to result in reduced earnings compared with our previous expectations.

Excluding the impact of business realignment charges, we now expect our gross margin to be essentially flat for the full year 2007.  We expect significantly higher input costs in 2007 compared with 2006, particularly as a result of the recent increase in expected dairy input costs.  Productivity improvements, cost control initiatives and improving price realization are expected to partially offset these cost increases.

Excluding the impact of business realignment charges, we now expect EBIT margin to decline somewhat for the full year 2007.  This decline will result from the decision to maintain our increased levels of brand investment, despite the recent increase in expected dairy input costs.

Excluding the impact of business realignment charges, earnings per share-diluted is now expected to increase within a range of 4% to 6% for the full year 2007.

 The sudden and large increase in dairy costs will have a disproportionate impact on earnings in the second quarter of 2007.  This results from our interim accounting methodology in which expected annual costs for major raw materials are recorded ratably on a year-to-date basis. Therefore, dairy costs recorded in the second quarter will reflect approximately half of the expected full year impact of the recent increases in dairy input costs.  This factor, combined with expected sales performance, is expected to result in earnings per share-diluted for the second quarter of 2007 of $.34 to $.35, excluding the impact of business realignment charges.  We expect year-over-year earnings performance to improve during the second half of 2007 as our increased brand investment, including a double-digit increase in advertising, translates into improved marketplace performance, our price increase is reflected in the market and our productivity initiatives accelerate.

In this section, we have provided diluted earnings per share measures excluding certain items. These non-GAAP financial measures are used in evaluating results of operations for internal purposes. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, we believe exclusion of such items provides additional information to investors to facilitate the comparison of past and present operations.  Below is a reconciliation of GAAP and non-GAAP items to our earnings per share outlook:

	2006	2007
Reported / Expected Diluted EPS	$2.34	$1.62 - $1.76
Total Realignment Charges	$0.03	$0.75 - $0.84
Diluted EPS from Operations*	$2.37
Expected 4-6% Increase in diluted
EPS from Operations*		$2.46 - $2.51

*From operations, excluding business realignment and one-time costs.

Subsequent Events

The following events were announced in April 2007:

Our Company and Godrej Beverages and Foods, Ltd., one of India's largest consumer goods, confectionery and food companies, announced that we have entered into an agreement to form a joint venture to manufacture and distribute confectionery products, snacks and beverages across India. Upon completion of this agreement, which is subject to normal closing requirements, we will own a 51% stake in this joint venture. This alliance will provide our Company with broad distribution access in India.  The combination will leverage Godrej's manufacturing and distribution network in India that includes over 1.6 million outlets. In the future, the alliance will also provide the capability to manufacture certain Hershey branded products in India.

We announced an increase of approximately 4% to 5% in the wholesale prices of our domestic confectionery line, effective immediately.  The increase applies to our standard bar, king-size bar, 6-pack and vending lines. These products represent approximately one-third of our portfolio. This action was implemented to help offset increases in input costs, including raw and packaging materials, fuel, utilities and transportation. We expect minimal financial impact from the pricing changes for the full year 2007.

Our Company and Barry Callebaut AG, the world’s largest manufacturer of high-quality cocoa, industrial chocolate and confectionery products, announced the intent to enter into a strategic supply and innovation partnership agreement. The alliance will enable us to work together to accelerate long-term growth in the global chocolate market. Under the agreement, Barry Callebaut will construct and operate a facility to provide chocolate for our new plant in Monterrey, Mexico, and will also lease a portion of our Robinson, Ill., plant and operate chocolate-making equipment at that facility. The partnership includes a long-term global agreement under which Barry Callebaut will supply Hershey with a minimum of 80,000 tonnes per year of chocolate and chocolate products. We expect final agreements to be signed by the end of May 2007.

Safe Harbor Statement

We are subject to changing economic, competitive, regulatory and technological conditions, risks and uncertainties because of the nature of our operations. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions that we have discussed directly or implied in this report.  Many of the forward-looking statements contained in this report may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “estimated,” and “potential,” among others.

Our results could differ materially because of the following factors, which include, but are not limited to:

•	Our ability to implement and generate expected ongoing annual savings from the initiatives to transform our supply chain and advance our value-enhancing strategy;

•	Changes in raw material and other costs and selling price increases;

•	Our ability to execute our supply chain transformation within the anticipated timeframe in accordance with our cost estimates;

•
The impact of future developments related to the product recall and temporary plant closure in Canada during the fourth quarter of 2006, including our ability to recover costs we incurred for the recall and plant closure from responsible third-parties;

•	Pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions;

•	Changes in our stock price, and resulting impacts on our expenses for incentive compensation, stock options and certain employee benefits;

•	Market demand for our new and existing products;

•	Changes in our business environment, including actions of competitors and changes in consumer preferences;

•	Changes in governmental laws and regulations, including taxes;

•	Risks and uncertainties related to our international operations; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and options of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million as of April 1, 2007 and December 31, 2006.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $3.7 million as of December 31, 2006, to $10.0 million as of April 1, 2007.  Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

Item 4.  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.  There has been no change during the most recent fiscal quarter in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
January 1 through January 28, 2007	—	$ —	—	$250,000

January 29 through February 25, 2007	—	$ —	—	$250,000

February 26 through April 1, 2007	2,793,400	$ 53.70	1,862,265	$150,000

Total	2,793,400		1,862,265

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

10.1	First Amendment to The Hershey Company Deferred Compensation Plan dated March 20, 2007, is attached hereto and filed as Exhibit 10.1.

12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 1, 2007 and April 2, 2006.

31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

THE HERSHEY COMPANY
(Registrant)

Date: May 9, 2007	/s/David J. West David J. West Chief Financial Officer

Date: May 9, 2007	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	First Amendment to The Hershey Company Deferred Compensation Plan

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of David J. West, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Lenny, Chief Executive Officer, and David J. West, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002