Form 10-Q
period 2007-07-01
HERSHEY CO
filed 2007-08-08
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   July 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from ______to_______

Commission file number 1-183

THE HERSHEY COMPANY
100 Crystal A Drive
Hershey, PA 17033

Registrant's telephone number:  717-534-4200

State of Incorporation	IRS Employer Identification No.
Delaware	23-0691590

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 par value – 167,243,374 shares, as of July 20, 2007.  Class B Common Stock,
$1 par value – 60,815,010 shares, as of July 20, 2007.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended July 1, 2007 and July 2, 2006	3

Consolidated Statements of Income
Six months ended July 1, 2007 and July 2, 2006	4

Consolidated Balance Sheets
July 1, 2007 and December 31, 2006	5

Consolidated Statements of Cash Flows
Six months ended July 1, 2007 and July 2, 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	28

Item 4. Submission of Matters to a Vote
of Security Holders	28

Item 6. Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 1, 2007	July 2, 2006

Net Sales	$1,051,916	$1,051,912

Costs and Expenses:
Cost of sales	722,478	644,077
Selling, marketing and administrative	216,870	221,478
Business realignment charge, net	79,728	4,240

Total costs and expenses	1,019,076	869,795

Income before Interest and Income Taxes	32,840	182,117

Interest expense, net	29,213	27,490

Income before Income Taxes	3,627	154,627

Provision for income taxes	73	56,730

Net Income	$3,554	$97,897

Earnings Per Share - Basic - Class B Common Stock	$.01	$.38

Earnings Per Share - Diluted - Class B Common Stock	$.02	$.38

Earnings Per Share - Basic - Common Stock	$.02	$.42

Earnings Per Share - Diluted - Common Stock	$.01	$.41

Average Shares Outstanding - Basic - Common Stock	168,309	175,779

Average Shares Outstanding - Basic - Class B Common Stock	60,815	60,817

Average Shares Outstanding - Diluted	231,963	240,124

Cash Dividends Paid per Share:
Common Stock	$.2700	$.2450
Class B Common Stock	$.2425	$.2200

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 1, 2007	July 2, 2006

Net Sales	$2,205,025	$2,191,419

Costs and Expenses:
Cost of sales	1,461,556	1,351,442
Selling, marketing and administrative	433,303	438,272
Business realignment charge, net	107,273	7,571

Total costs and expenses	2,002,132	1,797,285

Income before Interest and Income Taxes	202,893	394,134

Interest expense, net	57,468	52,693

Income before Income Taxes	145,425	341,441

Provision for income taxes	48,398	121,073

Net Income	$97,027	$220,368

Earnings Per Share - Basic - Class B Common Stock	$.39	$.86

Earnings Per Share - Diluted - Class B Common Stock	$.39	$.85

Earnings Per Share - Basic - Common Stock	$.43	$.95

Earnings Per Share - Diluted - Common Stock	$.42	$.91

Average Shares Outstanding - Basic - Common Stock	169,078	174,344

Average Shares Outstanding - Basic - Class B Common Stock	60,815	60,818

Average Shares Outstanding - Diluted	232,841	241,644

Cash Dividends Paid per Share:
Common Stock	$.5400	$.4900
Class B Common Stock	$.4850	$.4400

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	July 1, 2007	December 31, 2006

Current Assets:
Cash and cash equivalents	$38,822	$97,141
Accounts receivable - trade	378,178	522,673
Inventories	813,836	648,820
Deferred income taxes	55,976	61,360
Prepaid expenses and other	138,828	87,818
Total current assets	1,425,640	1,417,812
Property, Plant and Equipment, at cost	3,689,031	3,597,756
Less-accumulated depreciation and amortization	(2,100,868)	(1,946,456)
Net property, plant and equipment	1,588,163	1,651,300
Goodwill	508,849	501,955
Other Intangibles	234,549	140,314
Other Assets	510,035	446,184
Total assets	$4,267,236	$4,157,565

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$248,099	$155,517
Accrued liabilities	426,873	454,023
Accrued income taxes	56	—
Short-term debt	926,262	655,233
Current portion of long-term debt	14,669	188,765
Total current liabilities	1,615,959	1,453,538
Long-term Debt	1,272,504	1,248,128
Other Long-term Liabilities	590,144	486,473
Deferred Income Taxes	200,950	286,003
Total liabilities	3,679,557	3,474,142
Minority Interest	16,378	—
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2007 and 2006	—	—
Common Stock, shares issued: 299,086,734 in 2007 and 299,085,666 in 2006	299,086	299,085
Class B Common Stock, shares issued: 60,815,010 in 2007 and 60,816,078 in 2006	60,815	60,816
Additional paid-in capital	324,043	298,243
Retained earnings	3,941,644	3,965,415
Treasury-Common Stock shares at cost:
131,858,178 in 2007 and 129,638,183 in 2006	(3,951,479)	(3,801,947)
Accumulated other comprehensive loss	(102,808)	(138,189)
Total stockholders' equity	571,301	683,423
Total liabilities, minority interest, and stockholders' equity	$4,267,236	$4,157,565

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 1, 2007	July 2, 2006
Cash Flows Provided from (Used by) Operating Activities
Net Income	$97,027	$220,368
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	144,003	98,059
Stock-based compensation expense, net of tax of $4,377 and $10,131, respectively	7,988	18,487
Excess tax benefits from exercise of stock options	(8,481)	(3,529)
Deferred income taxes	41,069	6,704
Business realignment initiatives, net of tax of $61,342 and $1,347, respectively	103,430	3,025
Contributions to pension plans	(7,836)	(8,592)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	149,719	180,188
Inventories	(166,637)	(243,715)
Accounts payable	87,044	(11,389)
Other assets and liabilities	(153,821)	(92,255)
Net Cash Flows Provided from Operating Activities	293,505	167,351

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(77,905)	(80,233)
Capitalized software additions	(5,259)	(7,104)
Business acquisitions	(76,989)	—
Net Cash Flows (Used by) Investing Activities	(160,153)	(87,337)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	264,231	315,268
Repayment of long-term debt	(188,800)	(117)
Cash dividends paid	(120,798)	(113,168)
Exercise of stock options	42,234	17,394
Excess tax benefits from exercise of stock options	8,481	3,529
Repurchase of Common Stock	(197,019)	(346,618)
Net Cash Flows (Used by) Financing Activities	(191,671)	(123,712)

Decrease in Cash and Cash Equivalents	(58,319)	(43,698)
Cash and Cash Equivalents, beginning of period	97,141	67,183

Cash and Cash Equivalents, end of period	$38,822	$23,485

Interest Paid	$62,495	$51,677

Income Taxes Paid	$105,852	$154,243

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2007 presentation.  Operating results for the six months ended July 1, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, because of the seasonal effects of our business.

Items Affecting Comparability

Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), required companies to change the accounting principle used for evaluating the effect of possible prior year misstatements when quantifying misstatements in current year financial statements. As a result, at December 31, 2006 we changed one of the five criteria of our revenue recognition policy, resulting in a delay in the recognition of revenue on goods in-transit until they are received by our customers. As permitted by SAB No. 108, we adjusted our financial statements for the three-month and six-month periods ended July 2, 2006 to provide comparability. These adjustments were not material to our results of operations for those periods. For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

2.        BUSINESS ACQUISITIONS

In May 2007, our Company and Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, entered into an agreement to manufacture and distribute confectionery products, snacks and beverages across India.  Under the agreement, we invested $58.7 million during the second quarter and own a 51% controlling interest. Total liabilities assumed were $59.0 million. Effective in May 2007, this business acquisition was included in our consolidated results.

Also in May 2007, our Company and Lotte Confectionery Co., LTD., entered into a manufacturing agreement in China that will produce Hershey products and certain Lotte products for the market in China.  We invested $18.3 million in the second quarter of 2007 and own a 44% interest.  We will account for this investment under the equity method.

Under each of the acquisition agreements, our Company and the other parties are currently obligated to make additional investments.  We expect to invest a total of approximately $23.8 million later this year in these businesses.  The additional investments will not change our ownership interests.

3.        STOCK COMPENSATION PLANS

At our annual meeting of stockholders, held April 17, 2007, stockholders approved The Hershey Company Equity and Incentive Compensation Plan (“EICP”).  The EICP is an amendment and restatement of our former Key Employee Incentive Plan, a share-based employee incentive compensation plan, and is also a continuation of our Broad Based Stock Option Plan, Broad Based Annual Incentive Plan and Directors’ Compensation Plan.  Following its adoption on April 17, 2007, the EICP became the single plan under which grants using shares for compensation and incentive purposes will be made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
(in millions of dollars)

Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units (“PSUs”) and restricted stock units	$ 5.5	$15.5	$12.4	$ 29.5
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$ 1.9	$ 5.7	$ 4.4	$ 10.5

The decrease in share-based compensation expense from 2006 to 2007 was primarily associated with lower performance expectations for the PSUs and the timing of stock option grants in 2007.  The 2007 stock option grants were delayed pending approval by our stockholders of the EICP at the annual meeting in April 2007.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	July 1, 2007	July 2, 2006
Dividend yields	2.0%	1.6%
Expected volatility	19.5%	23.7%
Risk-free interest rates	4.6%	4.6%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of July 1, 2007, and the change during 2007 is presented below:

	For the Six Months Ended July 1, 2007
Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	13,855,113	$40.29	6.3 years
Granted	2,000,325	$54.63
Exercised	(1,268,528)	$29.61
Forfeited	(127,990)	$54.96
Outstanding as of July 1, 2007	14,458,920	$43.08	6.5 years
Options exercisable as of July 1, 2007	8,691,849	$37.11	5.3 years

For the Six Months Ended
	July 1, 2007	July 2, 2006
Weighted fair value of options granted (per share)	$ 12.95	$ 15.06
Intrinsic value of options exercised (in millions of dollars)	$ 31.3	$ 13.5

•	As of July 1, 2007, the aggregate intrinsic value of options outstanding was $140.1 million and the aggregate intrinsic value of options exercisable was $129.2 million.

•
As of July 1, 2007, there was $52.1 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of July 1, 2007, and the change during 2007 is presented below:

Performance Stock Units and Restricted Stock Units	For the Six Months Ended July 1, 2007	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,075,748	$44.89
Granted	273,572	$51.50
Performance assumption change	(145,533)	$53.49
Vested	(414,728)	$49.08
Forfeited	(350)	$49.80
Outstanding as of July 1, 2007	788,709	$42.54

As of July 1, 2007, there was $16.5 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.6 years.

For the Six Months Ended
	July 1, 2007	July 2, 2006
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 21.0	$ 3.7

The lower amount in 2006 was primarily associated with the additional three-year vesting term for performance stock unit grants for the 2003-2005 performance cycle (“2003 grants”) which reduced the number of shares that vested in 2006 compared with 2007.  An additional three-year vesting term was imposed on the grant date for the 2003 grants with accelerated vesting for retirement, disability or death.  The compensation cost based on grant date fair value for the 2003 grants is being recognized over a period from three to six years.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 725,705 units as of July 1, 2007. Each unit is equivalent to one share of the Company's Common Stock.

No stock appreciation rights were outstanding as of July 1, 2007.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K and our proxy statement for the 2007 annual meeting of stockholders.

4.        INTEREST EXPENSE

Net interest expense consisted of the following:
	For the Six Months Ended
	July 1, 2007	July 2, 2006
	(in thousands of dollars)

Interest expense	$58,860	$53,531
Interest income	(1,327)	(817)
Capitalized interest	(65)	(21)
Interest expense, net	$57,468	$52,693

For the first six months of 2007, net interest expense was higher than the comparable period of 2006, primarily due to the financing of share repurchases.  Higher interest rates in 2007 as compared with 2006 also contributed to the increase in net interest expense.

5.        BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “2007 business realignment initiatives”).  When completed, this program will greatly enhance our manufacturing, sourcing and customer service capabilities, reduce inventories resulting in improvements in working capital and generate significant resources to invest in our growth initiatives.  These initiatives include accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet customer needs and disciplined global expansion.  Under the program, which will be implemented in stages over the next three years, we will significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third, outsource production of low value-added items and construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs.  The program will result in a total net reduction of 1,500 positions across our supply chain over the next three years.

The estimated pre-tax cost of the program is from $525 million to $575 million over the next three years.  The total includes from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The costs will be incurred primarily in 2007 and 2008, with approximately $270 million to $300 million expected in 2007.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”).  Charges for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

Charges (credits) associated with business realignment initiatives recorded during the three-month and six-month periods ended July 1, 2007 and July 2, 2006 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands of dollars)
Cost of sales
2007 business realignment initiatives	$41,307	$–	$51,166	$–
2005 business realignment initiatives	–	–	–	(1,599)
Previous business realignment initiatives	–	(1,600)	–	(1,600)
Total cost of sales	41,307	(1,600)	51,166	(3,199)

Selling, marketing and administrative
2007 business realignment initiatives	3,347	–	6,333	–

Business realignment and asset impairments, net
2007 business realignment initiatives:
Fixed asset impairments and plant closure expenses	13,878	–	40,098	–
Employee separation costs	51,534	–	52,859	–
Contract termination costs	14,316	–	14,316	–
2005 business realignment initiatives	–	3,727	–	7,058
Previous business realignment initiatives	–	513	–	513
Total business realignment and asset impairments, net	79,728	4,240	107,273	7,571

Total net charges associated with business realignment initiatives	$124,382	$2,640	$164,772	$4,372

The charge of $41.3 million recorded in cost of sales during the second quarter of 2007 for the 2007 business realignment initiatives related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $3.3 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Certain real estate with a net realizable value of $5.4 million was being held for sale as of July 1, 2007.  The employee separation costs included $22.3 million for involuntary terminations at six North American manufacturing facilities which are being closed.  The facilities are located in Naugatuck, Connecticut; Reading, Pennsylvania; Oakdale, California; Smiths Falls, Ontario; Montreal, Quebec; and Dartmouth, Nova Scotia.  The employee separation costs also included $29.2 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives.  The $3.7 million charge associated with the 2005 business realignment initiatives was related primarily to the U.S. Voluntary Workforce Reduction Program (“VWRP”), in addition to costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant.  The business realignment charge included $2.1 million for involuntary terminations.

The charge of $51.2 million recorded in cost of sales during the first six months of 2007 for the 2007 business realignment initiatives related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $6.3 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The employee separation costs included $23.7 million for involuntary terminations and $29.2 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

A credit of $1.6 million recorded in cost of sales for the 2005 business realignment initiatives related to higher than expected proceeds from the sale of equipment from the Las Piedras plant.  The $7.1 million charge associated with the 2005 business realignment initiatives related primarily to the U.S. VWRP, along with costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras plant.  The business realignment charge included $2.9 million for involuntary terminations.  Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives.

The July 1, 2007 liability balance relating to the 2007 business realignment initiatives was $23.5 million for employee separation costs.  The July 1, 2007 liability balance relating to the 2005 business realignment initiatives was $8.7 million.

6.        EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands except per share amounts)

Net income	$3,554	$97,897	$97,027	$220,368

Weighted-average shares - Basic
Common Stock	168,309	175,779	169,078	177,344
Class B Common Stock	60,815	60,817	60,815	60,818
Total weighted-average shares - Basic	229,124	236,596	229,893	238,162

Effect of dilutive securities:
Employee stock options	2,330	2,847	2,367	2,848
Performance and restricted stock units	509	681	581	634
Weighted-average shares - Diluted	231,963	240,124	232,841	241,644
Earnings Per Share - Basic
Class B Common Stock	$.01	$.38	$.39	$.86
Common Stock	$.02	$.42	$.43	$.95
Earnings Per Share - Diluted
Class B Common Stock	$.02	$.38	$.39	$.85
Common Stock	$.01	$.41	$.42	$.91

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

For the three-month and six-month periods ended July 1, 2007, 5.6 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. In the second quarter and first six months of 2006, 3.6 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

7.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133, as amended”).  SFAS No. 133, as amended, requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. As of July 1, 2007 and July 2, 2006, all of our derivative instruments were classified as cash flow hedges.

Summary of Activity

Our cash flow hedging derivative activity during the three months and six months ended July 1, 2007 and July 2, 2006 was as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in millions of dollars)

Net after-tax (losses) gains on cash flow hedging derivatives	$(1.0)	$7.7	$4.9	$14.3
Reclassification adjustment of losses from accumulated other comprehensive income to income, net of tax	1.2	.7	1.1	1.3
Hedge ineffectiveness gains recognized in cost of sales, before tax	–	2.0	–	2.0

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $1.4 million after tax as of July 1, 2007. This amount was primarily associated with foreign exchange forward contracts.

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

8.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended July 1, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$3,554

Other comprehensive income (loss):
Foreign currency translation adjustments	$24,714	$—	24,714
Pension and post-retirement benefit plans	2,425	(1,073)	1,352
Cash flow hedges:
Losses on cash flow hedging derivatives	(1,649)	600	(1,049)
Reclassification adjustments	1,819	(644)	1,175
Total other comprehensive income	$27,309	$(1,117)	26,192
Comprehensive income			$29,746

	For the Three Months Ended July 2, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$97,897

Other comprehensive income (loss):
Foreign currency translation adjustments	$8,686	$—	8,686
Cash flow hedges:
Gains on cash flow hedging derivatives	12,113	(4,390)	7,723
Reclassification adjustments	1,122	(399)	723
Total other comprehensive income	$21,921	$(4,789)	17,132
Comprehensive income			$115,029

	For the Six Months Ended July 1, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$97,027

Other comprehensive income (loss):
Foreign currency translation adjustments	$27,318	$—	27,318
Pension and post-retirement benefit plans	3,720	(1,592)	2,128
Cash flow hedges:
Gains on cash flow hedging derivatives	7,647	(2,768)	4,879
Reclassification adjustments	1,626	(570)	1,056
Total other comprehensive income	$40,311	$(4,930)	35,381
Comprehensive income			$132,408

	For the Six Months Ended July 2, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)

Net income			$220,368

Other comprehensive income (loss):
Foreign currency translation adjustments	$8,202	$—	8,202
Minimum pension liability adjustments	118	(42)	76
Cash flow hedges:
Gains on cash flow hedging derivatives	22,402	(8,135)	14,267
Reclassification adjustments	2,037	(731)	1,306
Total other comprehensive income	$32,759	$(8,908)	23,851
Comprehensive income			$244,219

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	July 1, 2007	December 31, 2006
	(in thousands of dollars)

Foreign currency translation adjustments	$27,283	$(35)
Pension and post-retirement benefit plans, net of tax	(135,844)	(137,972)
Cash flow hedges, net of tax	5,753	(182)
Total accumulated other comprehensive loss	$(102,808)	$(138,189)

Effective December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”).  The provisions of SFAS No. 158 require that the funded status of our pension plans and the benefit obligations of our post-retirement benefit plans be recognized in our balance sheet.  Appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with an offsetting after-tax effect of $138.0 million recorded as a component of other comprehensive income rather than as an adjustment to the ending balance of accumulated other comprehensive loss.

Excluding the impact of the adoption of SFAS No. 158, total other comprehensive income for the year ended December 31, 2006 was $9.1 million after-tax, compared with the reported other comprehensive loss of $128.9 million after-tax.  The presentation of other comprehensive income for the year ended December 31, 2006 will be adjusted to exclude the impact of the adoption of SFAS No. 158 in our Annual Report on Form 10-K for the year ending December 31, 2007.

9.        INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	July 1, 2007	December 31, 2006
	(in thousands of dollars)

Raw materials	$252,767	$214,335
Goods in process	116,595	94,740
Finished goods	524,621	418,250
Inventories at FIFO	893,983	727,325
Adjustment to LIFO	(80,147)	(78,505)
Total inventories	$813,836	$648,820

The increase in raw material inventories as of July 1, 2007 resulted from the timing of deliveries to support manufacturing requirements, reflecting the seasonality of our business, and higher costs in 2007. The increase in finished goods inventories was primarily associated with seasonal sales patterns and the introduction of new products.

10.      SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a new five-year unsecured revolving credit agreement. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. These funds may be used for general corporate purposes.  This unsecured revolving credit agreement contains certain financial covenants and customary representations and warranties, and events of default. As of July 1, 2007 we complied with all covenants pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

11.      LONG-TERM DEBT

In May 2006, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the "WKSI Registration Statement"). In August 2006, we issued $500 million of Notes under the WKSI Registration Statement.  Proceeds from the debt issuances and any other offerings under the WKSI Registration Statement may be used for general corporate requirements. These may include reducing existing borrowings, financing capital additions, funding contributions to our pension plans, future business acquisitions and working capital requirements.

12.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 1, 2007 and December 31, 2006, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,287.2 million as of July 1, 2007, compared with a fair value of $1,327.3 million, an increase of $40.1 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

July 1, 2007
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$ 25.8	Mexican pesos British sterling Australian dollars Euros

Foreign exchange forward contracts to sell foreign currencies	$ 31.8	Canadian dollars Brazilian reais Mexican pesos

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

The total fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets and in other non-current assets, as appropriate, on the Consolidated Balance Sheets were as follows:

	July 1, 2007	December 31, 2006
(in millions of dollars)

Fair value of foreign exchange forward contracts - asset	$ 2.2	$ 1.5

13.      INCOME TAXES

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

We adopted the provisions of FIN No. 48 as of January 1, 2007.  The adoption of FIN No. 48 did not result in a significant change to the liability for unrecognized tax benefits.  Upon adoption, we had unrecognized tax benefits of $79.0 million of which $45.5 million would impact the effective income tax rate if recognized.  The entire amount of unrecognized tax benefits was classified as other long-term liabilities on the balance sheet since we do not expect to make any payments to taxing authorities related to such tax positions in the next twelve months.  We report accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Upon adoption, we had accruals of approximately $17.4 million for the payment of interest and penalties.

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

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state) and Canada.  We are no longer subject to U.S. federal examinations by the Internal Revenue Service (“IRS”) for years before 2004 and various tax examinations by state taxing authorities could be conducted for years beginning in 2000.  We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999. U.S. and Canadian federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS and the CRA to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

14.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands of dollars)

Service cost	$10,809	$13,855	$1,177	$1,414
Interest cost	14,551	15,129	4,714	4,928
Expected return on plan assets	(28,554)	(27,067)	—	—
Amortization of prior service cost	748	1,141	(35)	(118)
Amortization of unrecognized transition balance	—	5	—	—
Recognized net actuarial loss	154	3,489	433	1,084
Administrative expenses	128	101	—	—
Net periodic benefits (income) cost	(2,164)	6,653	6,289	7,308
Special termination benefits	6,166	—	—	—
Settlement	—	28	—	—
Curtailment	4,215	31	18,862	—
Total amount reflected in earnings	$8,217	$6,712	$25,151	$7,308

We made contributions of $2.7 million and $5.9 million to the pension plans and other benefits plans, respectively, during the second quarter of 2007.  The Special termination benefits and Curtailment losses recorded in the second quarter of 2007 related to the 2007 business realignment initiatives.  The Settlement and Curtailment losses recorded during the second quarter of 2006 related to the termination of a small non-qualified plan.  In the second quarter of 2006, we made contributions of $.6 million and $6.8 million to our pension and other benefits plans, respectively.  The contributions in 2007 and 2006 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the second quarter of 2007, there was net periodic pension benefits income of $2.2 million, compared with net periodic benefits cost of $6.7 million in the second quarter of 2006.  The net periodic pension benefits income resulted from the changes to the U.S. pension plans announced in October 2006, the higher actual return on pension assets during 2006 and a higher discount rate.

	Pension Benefits		Other Benefits
	For the Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
	(in thousands of dollars)

Service cost	$21,966	$28,364	$2,349	$2,856
Interest cost	29,219	29,254	9,461	9,539
Expected return on plan assets	(57,142)	(52,635)	—	—
Amortization of prior service cost	1,127	2,287	(74)	95
Amortization of unrecognized transition balance	—	9	—	—
Recognized net actuarial loss	910	6,758	975	1,852
Administrative expenses	301	403	—	—
Net periodic benefits (income) cost	(3,619)	14,440	12,711	14,342
Special termination benefits	6,166	—	—	—
Settlement	—	28	—	—
Curtailment	4,215	31	18,862	—
Total amount reflected in earnings	$6,762	$14,499	$31,573	$14,342

We made contributions of $7.8 million and $10.4 million to the pension plans and other benefits plans, respectively, during the first six months of 2007. In the first six months of 2006, we made contributions of $8.6 million and $13.2 million to our pension and other benefits plans, respectively.  The contributions in 2007 and 2006 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first six months of 2007, there was net periodic pension benefits income of $3.6 million, compared with net periodic benefits cost of $14.4 million in the first six months of 2006.  The net periodic pension benefits income resulted from the changes to the U.S. pension plans announced in October 2006, the higher actual return on pension assets during 2006 and a higher discount rate.

For 2007, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  We do not anticipate any significant contributions during the remainder of 2007.

For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

15.      SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the six months ended July 1, 2007
	Shares	Dollars
	(in thousands)

Shares repurchased in the open market under pre-approved share repurchase programs	1,862	$ 99,998

Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,824	97,020

Total share repurchases	3,686	197,018

Shares issued for stock options and incentive compensation	(1,466)	(47,486)

Net change	2,220	$149,532

•
We intend to continue to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•
In December 2006, our Board of Directors approved an additional $250 million share repurchase program. As of July 1, 2007, $150.0 million remained available for repurchases of Common Stock under this program.

16.      PENDING ACCOUNTING PRONOUNCEMENTS

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

17.      SUBSEQUENT EVENTS

In July 2007, our Company and Barry Callebaut AG, entered into a long-term global strategic supply and innovation agreement under which Barry Callebaut will supply Hershey with chocolate and chocolate products. Under the agreement, Barry Callebaut will construct and operate a facility to provide chocolate and chocolate products for our new plant in Monterrey, Mexico, and will also lease a portion of our Robinson, Illinois, plant and operate chocolate-making equipment at that facility.

Also in July 2007, our Company and Starbucks Coffee Company entered into a development and distribution agreement that will help transform the premium chocolate segment. The companies will create and market a new Starbucks-branded premium chocolate platform in the United States starting in the fall of 2007.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	July 1, 2007	July 2, 2006	Percent Change Increase (Decrease)	July 1, 2007	July 2, 2006	Percent Change Increase (Decrease)
	(in thousands except per share amounts)

Net Sales	$ 1,051.9	$ 1,051.9	—	$ 2,205.0	$ 2,191.4	0.6%
Cost of Sales	722.5	644.1	12.2%	1,461.5	1,351.4	8.1%
Gross Profit	329.4	407.8	(19.2)%	743.5	840.0	(11.5)%
Gross Margin	31.3%	38.8%		33.7%	38.3%
SM&A Expense	216.9	221.5	(2.1)%	433.3	438.3	(1.1)%
SM&A Expense as a percent of sales	20.6%	21.1%		19.7%	20.0%
Business Realignment Charge, net	79.7	4.2	N/A	107.3	7.6	N/A
EBIT	32.8	182.1	(82.0)%	202.9	394.1	(48.5)%
EBIT Margin	3.1%	17.3%		9.2%	18.0%
Interest Expense, net	29.2	27.5	6.3%	57.5	52.6	9.1%
Provision for Income Taxes	—	56.7	N/A	48.4	121.1	(60.0)%
Effective Income Tax Rate	—	36.7%		33.3%	35.5%
Net Income	$ 3.6	$ 97.9	(96.4)%	$ 97.0	$220.4	(56.0)%
Net Income Per Share-Diluted	$0.01	$ 0.41	(97.6)%	$ 0.42	$ 0.91	(53.8)%

Results of Operations - Second Quarter 2007 vs. Second Quarter 2006

U.S. Price Increases

In April 2007, we announced an increase of approximately 4% to 5% in the wholesale prices of our domestic confectionery line, effective immediately.  The increase applies to our standard bar, king-size bar, 6-pack and vending lines.  These products represent approximately one-third of our portfolio.  This action was implemented to help offset increases in input costs, including raw and packaging materials, fuel, utilities and transportation.  We expect minimal financial impact from the pricing changes for the full year 2007.

Net Sales

Net Sales for the second quarter of 2007 was essentially equal to the second quarter of 2006 as sales volume increases from the introduction of new products were more than offset by lower sales of existing products in the U.S., primarily of single serve items. The sales volume decline in the U.S. was offset by sales volume increases for our international businesses, primarily Mexico and exports to Asia and Latin America. Decreased price realization from higher rates of promotional spending, including increases for trial-driving consumer coupons, and higher returns, discounts and allowances were only partially offset by higher list prices.  Favorable foreign currency exchange rates also contributed modestly to net sales. The acquisition of the Godrej Hershey Foods and Beverages Company increased net sales by $7.4 million.

Key Marketplace Metrics

Consumer takeaway decreased 0.4% during the second quarter of 2007 compared with the same period of 2006.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels declined by 1.5 share points during the second quarter of 2007. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Business realignment charges of $41.3 million were included in cost of sales in the second quarter of 2007, compared with a credit of $1.6 million in the second quarter of 2006.  The remainder of the cost of sales increase was primarily associated with higher input costs, particularly for dairy products, and business acquisitions, offset partially by improved supply chain productivity.

Over half of the gross margin decline was attributable to the impact of business realignment initiatives recorded in 2007 compared with 2006.  The rest of the decline reflected higher input costs, along with reduced net price realization.  Favorable supply chain productivity partially offset the impact of these cost increases.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses decreased primarily as a result of lower administrative costs associated with incentive compensation. Higher marketing expenses, primarily related to advertising, were offset by lower consumer promotional expenses. Expenses of $3.3 million for project implementation related to our 2007 business realignment initiatives were included in selling, marketing and administrative expense for the second quarter of 2007.

Business Realignment Initiatives

Business realignment charges of $79.7 million were recorded in the second quarter of 2007 associated with the 2007 business realignment initiatives.  The charges were primarily associated with employee separation costs, along with expenses for asset impairments, the closure of certain manufacturing facilities and the termination of certain contracts.

During the second quarter of 2006, we recorded charges related to previous business realignment initiatives.  The $4.2 million business realignment charge included $2.6 million related to a U.S. VWRP, $0.9 million related to streamlining our international operations and $0.2 million for facility rationalization relating to the closure of the Las Piedras plant. An additional charge of $.5 million was recorded to finalize transactions related to business realignment initiatives which began in 2003 and 2001.

Income Before Interest and Income Taxes and EBIT Margin

EBIT decreased in the second quarter of 2007 compared with the second quarter of 2006 principally as a result of higher net business realignment charges associated with our business realignment initiatives. Net pre-tax business realignment charges of $124.4 million were recorded in the second quarter of 2007 compared with $2.6 million recorded in the second quarter of 2006, an increase of $121.8 million. The remainder of the decrease in EBIT was attributable to lower gross profit resulting primarily from higher input costs which were only slightly offset by lower selling, marketing and administrative expenses.

EBIT margin decreased from 17.3% for the second quarter of 2006 to 3.1% for the second quarter of 2007.  The impact of net business realignment charges reduced EBIT margin by 11.5 percentage points.  The remainder of the decrease resulted from the lower gross margin offset partially by lower selling, marketing and administrative expense as a percentage of sales.

Interest Expense, Net

Net interest expense was higher in the second quarter of 2007 than the comparable period of 2006 primarily reflecting the financing of share repurchases. Higher interest rates in the second quarter of 2007 as compared to the second quarter of 2006 also contributed to the increase in interest expense.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 2.0% for the second quarter of 2007 and benefited by 34.2 percentage points as a result of the higher effective tax rate associated with business realignment charges recorded during the quarter.

Net Income and Net Income Per Share

Net Income in the second quarter of 2007 was reduced by $78.1 million, or $0.34 per share-diluted, and was reduced by $1.8 million, or $0.01 per share-diluted, in the second quarter of 2006 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the second quarter of 2007 decreased $0.07 as compared to the second quarter of 2006.

Results of Operations – First Six Months 2007 vs. First Six Months 2006

Net Sales

The increase in net sales was attributable to sales volume increases from the introduction of new products, primarily in the U.S., and higher sales for our international businesses, primarily Canada, Mexico and exports to Asia.  Sales volume increases from new product introductions were substantially offset by lower sales of existing products in the U.S. The acquisition of the Godrej Hershey Foods and Beverages Company increased net sales by $7.4 million in the first six months of 2007.  These increases were substantially offset by decreased price realization from higher rates of promotional spending, including trial-driving consumer coupons, and higher returns, discounts and allowances for products at retail.

Key Marketplace Metrics

Consumer takeaway increased 0.4% during the first six months of 2007.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market Share in measured channels declined by 1.3 share points during the first six months of 2007. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Business realignment charges of $51.2 million were included in cost of sales in the first six months of 2007, compared with a credit of $3.2 million in the prior year.  The remainder of the cost of sales increase was primarily associated with significantly higher input costs, particularly for dairy products, offset partially by favorable supply chain productivity.

Approximately half of the gross margin decline was attributable to the impact of business realignment initiatives recorded in 2007 compared with 2006.  The rest of the decline reflected much higher costs for raw materials, somewhat offset by improved supply chain productivity. Also contributing to the decrease was lower net price realization due to higher promotional costs along with increased obsolescence costs.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses decreased primarily as a result of lower administrative costs associated with incentive compensation. Higher advertising expense was substantially offset by lower consumer promotional expenses. Project implementation costs related to our 2007 business realignment initiatives of $6.3 million were included in selling, marketing and administrative expenses.

Business Realignment Initiatives

Business realignment charges of $107.3 million were recorded in the first six months of 2007 associated with our 2007 business realignment initiatives. The charges were primarily related to employee separation costs, fixed asset impairments and the closure of certain manufacturing facilities, along with the termination of certain contracts.

During the first six months of 2006, we recorded charges related to previous business realignment initiatives.  The $7.6 million charge for these business realignment initiatives related primarily to a U.S. VWRP, along with facility rationalization relating to the closure of the Las Piedras plant and streamlining our international operations.

Income Before Interest and Income Taxes and EBIT Margin

EBIT decreased in the first six months of 2007 compared with the first six months of 2006 principally as a result of higher net business realignment charges associated with our 2007 business realignment initiatives. Net pre-tax business realignment charges of $164.8 million were recorded in the first six months of 2007 compared with $4.4 million recorded in the first six months of 2006, an increase of $160.4 million. The decrease in EBIT was slightly offset by lower selling, marketing and administrative expenses.

EBIT margin decreased from 18.0% for the first six months of 2006 to 9.2% for the first six months of 2007.  The impact of net business realignment charges reduced EBIT margin by 7.3 percentage points.  The remainder of the decrease resulted from the lower gross margin offset partially by lower SM&A expense as a percentage of sales.

Interest Expense, Net

Net interest expense was higher in the first six months of 2007 than the comparable period of 2006 primarily reflecting the financing of share repurchases. Higher interest rates in the second quarter 2007 as compared to the first six months 2006 also contributed to the increase in interest expense.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 33.3% for the first six months of 2007 and benefited by 2.1 percentage points as a result of the higher effective tax rate associated with business realignment charges recorded during the first six months.  We expect our effective income tax rate for the full year 2007 to be 36.0%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net Income in the first six months 2007 was reduced by $103.4 million, or $0.44 per share-diluted, and was reduced by $3.0 million, or $0.01 per share-diluted, in the first six months of 2006 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted for the first six months of 2007 was lower by $0.06 per share-diluted as compared with the first six months of 2006.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first six months of 2007, cash and cash equivalents decreased by $58.3 million.

Cash provided from operations, short-term borrowings, cash provided from stock options exercises and cash on hand at the beginning of the period was sufficient to fund the repayment of long-term debt of $188.8 million, the repurchase of Common Stock for $197.0 million, business acquisitions of $77.0 million, dividend payments of $120.8 million and capital additions and capitalized software expenditures of $83.2 million.

Cash used by changes in other assets and liabilities was $153.8 million for the first six months of 2007 compared with cash used of $92.3 million for the same period of 2006. The increase in the amount of cash used by other assets and liabilities from 2006 to 2007 primarily reflected the effect of hedging transactions, the impact of the exercise of stock options, and increased payments for interest and employee benefits.

During the second quarter of 2007, we acquired a 51% controlling interest in Godrej Hershey Foods and Beverages Company in India for $58.7 million. During the second quarter of 2007, we also acquired a 44% equity interest under an agreement with Lotte Confectionery Co., LTD in China for $18.3 million.  Under each of the acquisition agreements, our Company and the other parties are currently obligated to make additional investments. We expect to invest a total of approximately $23.8 million later this year in these businesses.  The additional investments will not change our ownership interests.

A receivable of approximately $16.5 million was included in prepaid expenses and other current assets as of July 1, 2007 and $14.0 million as of December 31, 2006 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The increase resulted from currency exchange rate fluctuations and additional costs.  The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $62.5 million during the first six months of 2007 versus $ 51.7 million for the comparable period of 2006.  The increase in interest paid reflects additional borrowings and the higher interest rate environment.  Income taxes paid were $105.9 million during the first six months of 2007 versus $154.2 million for the comparable period of 2006.  The decrease in taxes paid in 2007 was primarily related to a lower federal extension payment for 2006 income taxes and the impact of lower annualized taxable income in 2007.

The ratio of current assets to current liabilities decreased slightly to 0.9:1.0 as of July 1, 2007 from 1.0:1.0 as of December 31, 2006. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) increased to 79% as of July 1, 2007 from 75% as of December 31, 2006.

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

We have revised our operating performance expectations for the full year 2007 as a result of slower than expected improvement in U.S. retail sales trends and continued significant increases in dairy input costs.  Our latest expectations with regard to key operating performance measures are presented below.

We expect sales growth for the full year 2007 in the low single-digit range.  As we increase investment spending in consumer and customer programs, which include trade and consumer promotions, advertising and sales force staffing increases in the U.S., we expect sequential improvement in retail takeaway and market share.  Sales are also expected to increase as a result of the acquisition of the Godrej Hershey Foods and Beverages Company and the fall product launch in China.

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

Excluding the impact of business realignment charges, we now expect our gross margin to be down over 100 basis points for the full year 2007.  We expect significantly higher input costs in 2007 compared with 2006, particularly as a result of a significant increase in dairy input costs.  The dairy markets are not as developed as many of the other commodities markets and, therefore, it is not possible to hedge our costs by taking forward positions to extend coverage for longer periods of time. We expect a moderation in the gross margin decline in the second half of the year as a result of productivity improvements and more normalized product obsolescence costs compared with the prior year.

Excluding the impact of business realignment charges, we now expect EBIT margin to decline approximately 200 basis points for the full year 2007.  This decline will result from the decision to maintain our increased levels of brand investment, despite the increase in expected dairy costs.  In addition to the lower gross margin, increased investment spending for trade promotions, advertising and improved selling capabilities is expected to contribute to the decline in EBIT, EBIT margin and earnings per share-diluted in 2007.

Excluding the impact of business realignment charges, earnings per share-diluted is now expected to decline in the mid-single digits range for the full year 2007.

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

	2006	2007
Reported / Expected EPS-Diluted	$2.34	$1.41 - $1.50
Total Realignment Charges	$0.03	$0.75 - $0.84
EPS-Diluted from Operations*	$2.37
Expected EPS-Diluted from Operations*		$2.25

*From operations, excluding business realignment and one-time costs.

Subsequent Events

In July 2007, our Company and Barry Callebaut AG, the world’s largest manufacturer of high-quality cocoa, industrial chocolate and confectionery products, entered into a long-term global strategic supply and innovation agreement under which Barry Callebaut will supply Hershey with chocolate and chocolate products. The alliance will enable us to work together to accelerate long-term growth in the global chocolate market. Under the agreement, Barry Callebaut will construct and operate a facility to provide chocolate and chocolate products for our new plant in Monterrey, Mexico, and will also lease a portion of our Robinson, Illinois, plant and operate chocolate-making equipment at that facility.

Also in July 2007, our Company and Starbucks Coffee Company entered into a development and distribution agreement that will help transform the premium chocolate segment. The companies will create and market a new Starbucks-branded premium chocolate platform in the United States starting in the fall of 2007. In addition to innovative flavors, this platform will offer new forms and packaging and will be available in a broad range of retail channels such as food, drug and mass merchandise outlets across the United States.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million as of July 1, 2007 and December 31, 2006.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $3.7 million as of December 31, 2006, to $20.7 million as of July 1, 2007.  Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)

April 2 through April 29, 2007	—	$ —	—	$150,000

April 30 through May 27, 2007	—	$ —	—	$150,000

May 28 through July 1, 2007	839,019	$ 52.65	—	$150,000

Total	839,019		—

Item 4 – Submission of Matters to a Vote of Security Holders

The Hershey Company’s Annual Meeting of Stockholders was held on April 17, 2007.  The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

Name	Votes For	Votes Withheld
Jon A. Boscia	754,013,225	3,060,955
Robert H. Campbell	751,987,950	5,086,230
Robert F. Cavanaugh	752,753,399	4,320,781
Gary P. Coughlan	750,361,722	6,712,458
Harriet Edelman	753,107,369	3,966,811
Richard H. Lenny	752,378,976	4,695,204
Mackey J. McDonald	751,958,071	5,116,109
Marie J. Toulantis	754,038,474	3,035,706

The following directors were elected by the holders of the Common Stock voting as a class:

Name	Votes For	Votes Withheld
Bonnie G. Hill	144,640,463	5,734,198
Alfred F. Kelly, Jr.	147,186,890	3,187,771

Holders of the Common Stock and the Class B Common Stock voting together ratified the appointment of KPMG LLP as the independent auditors for 2007.  Stockholders cast 754,603,757 votes FOR the appointment, 1,041,908 votes AGAINST the appointment and ABSTAINED from casting 1,428,515 votes on the appointment of independent auditors.

Holders of the Common Stock and the Class B Common Stock, voting together without regard to class, approved the stockholder proposal regarding The Hershey Company Equity and Incentive Compensation Plan (“EICP”).  Holders of the Common Stock and the Class B Common Stock voting together cast 718,064,095 votes FOR the amendment, 36,620,091 votes AGAINST the amendment, and ABSTAINED from casting 2,389,693 votes on the proposal to approve the EICP.

No other matters were submitted for stockholder action.

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

10.1	Second Amendment to The Hershey Company Deferred Compensation Plan is attached hereto and filed as Exhibit 10.1.

10.2	The Company’s amended and restated Directors’ Compensation Plan is attached hereto and filed as Exhibit 10.2.

10.3	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is attached hereto and filed as Exhibit 10.3.

10.4	The Company’s Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007.

12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 1, 2007 and July 2, 2006.

31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
THE HERSHEY COMPANY
(Registrant)

Date: August 8, 2007	/s/Bert Alfonso Humberto (Bert) P. Alfonso Chief Financial Officer

Date: August 8, 2007	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	Second Amendment to The Hershey Company Deferred Compensation Plan

Exhibit 10.2	The Company’s Directors’ Compensation Plan

Exhibit 10.3	Terms and Conditions of Nonqualified Stock Option Awards Under the Equity and Incentive Compensation Plan

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Lenny, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002