Form 10-Q
period 2007-09-30
HERSHEY CO
filed 2007-11-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Common Stock, $1 par value – 166,238,647 shares, as of October 19, 2007.  Class B Common Stock, $1 par value – 60,811,010 shares, as of October 19, 2007.

THE HERSHEY COMPANY

INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended September 30, 2007 and October 1, 2006	3

Consolidated Statements of Income
Nine months ended September 30, 2007 and October 1, 2006	4

Consolidated Balance Sheets
September 30, 2007 and December 31, 2006	5

Consolidated Statements of Cash Flows
Nine months ended September 30, 2007 and October 1, 2006	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4. Controls and Procedures	28

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
Of Proceeds	29

Item 6. Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	September 30, 2007	October 1, 2006

Net Sales	$1,399,469	$1,416,202

Costs and Expenses:
Cost of sales	928,846	870,733
Selling, marketing and administrative	229,809	221,842
Business realignment charge, net	112,043	1,568

Total costs and expenses	1,270,698	1,094,143

Income before Interest and Income Taxes	128,771	322,059

Interest expense, net	33,055	31,835

Income before Income Taxes	95,716	290,224

Provision for income taxes	32,932	105,103

Net Income	$62,784	$185,121

Earnings Per Share - Basic - Class B Common Stock	$.26	$.73

Earnings Per Share - Diluted - Class B Common Stock	$.26	$.72

Earnings Per Share - Basic - Common Stock	$.28	$.81

Earnings Per Share - Diluted - Common Stock	$.27	$.78

Average Shares Outstanding - Basic - Common Stock	167,165	173,232

Average Shares Outstanding - Basic - Class B Common Stock	60,812	60,816

Average Shares Outstanding - Diluted	230,388	237,681

Cash Dividends Paid per Share:
Common Stock	$.2975	$.2700
Class B Common Stock	$.2678	$.2425

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	September 30, 2007	October 1, 2006

Net Sales	$3,604,494	$3,607,621

Costs and Expenses:
Cost of sales	2,390,402	2,222,175
Selling, marketing and administrative	663,112	660,114
Business realignment charge, net	219,316	9,139

Total costs and expenses	3,272,830	2,891,428

Income before Interest and Income Taxes	331,664	716,193

Interest expense, net	90,523	84,528

Income before Income Taxes	241,141	631,665

Provision for income taxes	81,330	226,176

Net Income	$159,811	$405,489

Earnings Per Share - Basic - Class B Common Stock	$.65	$1.58

Earnings Per Share - Diluted - Class B Common Stock	$.65	$1.57

Earnings Per Share - Basic - Common Stock	$.72	$1.76

Earnings Per Share - Diluted - Common Stock	$.69	$1.69

Average Shares Outstanding - Basic - Common Stock	168,444	175,977

Average Shares Outstanding - Basic - Class B Common Stock	60,814	60,817

Average Shares Outstanding - Diluted	232,026	240,326

Cash Dividends Paid per Share:
Common Stock	$.8375	$.7600
Class B Common Stock	$.7528	$.6825

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	September 30, 2007	December 31, 2006

Current Assets:
Cash and cash equivalents	$41,573	$97,141
Accounts receivable - trade	638,312	522,673
Inventories	775,380	648,820
Deferred income taxes	58,067	61,360
Prepaid expenses and other	145,433	87,818
Total current assets	1,658,765	1,417,812
Property, Plant and Equipment, at cost	3,698,313	3,597,756
Less-accumulated depreciation and amortization	(2,147,961)	(1,946,456)
Net property, plant and equipment	1,550,352	1,651,300
Goodwill	601,017	501,955
Other Intangibles	150,136	140,314
Other Assets	495,307	446,184
Total assets	$4,455,577	$4,157,565

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$252,276	$155,517
Accrued liabilities	482,215	454,023
Accrued income taxes	5,041	—
Short-term debt	1,086,098	655,233
Current portion of long-term debt	15,008	188,765
Total current liabilities	1,840,638	1,453,538
Long-term Debt	1,271,658	1,248,128
Other Long-term Liabilities	616,103	486,473
Deferred Income Taxes	171,545	286,003
Total liabilities	3,899,944	3,474,142
Minority Interest	16,284	—
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2007 and 2006	—	—
Common Stock, shares issued: 299,090,734 in 2007 and 299,085,666 in 2006	299,090	299,085
Class B Common Stock, shares issued: 60,811,010 in 2007 and 60,816,078 in 2006	60,811	60,816
Additional paid-in capital	330,887	298,243
Retained earnings	3,938,695	3,965,415
Treasury-Common Stock shares at cost:
132,875,127 in 2007 and 129,638,183 in 2006	(4,000,719)	(3,801,947)
Accumulated other comprehensive loss	(89,415)	(138,189)
Total stockholders' equity	539,349	683,423
Total liabilities, minority interest, and stockholders' equity	$4,455,577	$4,157,565

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Cash Flows Provided from (Used by) Operating Activities
Net Income	$159,811	$405,489
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	227,776	148,726
Stock-based compensation expense, net of tax of $7,181 and $14,596, respectively	12,822	26,174
Excess tax benefits from exercise of stock options	(9,804)	(5,315)
Deferred income taxes	65,234	19,765
Business realignment initiatives, net of tax of $118,786 and $1,910, respectively	197,876	4,137
Contributions to pension plans	(9,285)	(18,217)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(110,415)	(173,436)
Inventories	(128,561)	(154,013)
Accounts payable	91,221	(3,853)
Other assets and liabilities	(181,391)	(23,104)
Net Cash Flows Provided from Operating Activities	315,284	226,353

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(118,204)	(119,357)
Capitalized software additions	(9,526)	(10,580)
Business acquisitions	(97,030)	—
Net Cash Flows (Used by) Investing Activities	(224,760)	(129,937)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	424,067	20,970
Long-term borrowings	—	496,728
Repayment of long-term debt	(188,852)	(176)
Cash dividends paid	(186,531)	(174,446)
Exercise of stock options	43,878	26,123
Excess tax benefits from exercise of stock options	9,804	5,315
Repurchase of Common Stock	(248,458)	(490,478)
Net Cash Flows (Used by) Financing Activities	(146,092)	(115,964)

Decrease in Cash and Cash Equivalents	(55,568)	(19,548)
Cash and Cash Equivalents, beginning of period	97,141	67,183

Cash and Cash Equivalents, end of period	$41,573	$47,635

Interest Paid	$115,974	$96,676

Income Taxes Paid	$145,230	$211,997

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2007 presentation.  Operating results for the nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007, because of the seasonal effects of our business.

Items Affecting Comparability

Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), required companies to change the accounting principle used for evaluating the effect of possible prior year misstatements when quantifying misstatements in current year financial statements. As a result, at December 31, 2006, we changed one of the five criteria of our revenue recognition policy, resulting in a delay in the recognition of revenue on goods in-transit until they are received by our customers. As permitted by SAB No. 108, we adjusted our financial statements for the three-month and nine-month periods ended October 1, 2006 to provide comparability. These adjustments were not material to our results of operations for those periods. For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

2.        BUSINESS ACQUISITIONS

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India.  Under the agreement, we invested $58.7 million during the second quarter and own a 51% controlling interest. Total liabilities assumed were $60.7 million. Effective in May 2007, this business acquisition was included in our consolidated results, including the related minority interest.

Also in May 2007, our Company and Lotte Confectionery Co., LTD., entered into a manufacturing agreement in China that will produce Hershey products and certain Lotte products for the market in China.  We invested $18.3 million in the second quarter and $20.0 million in the third quarter of 2007 and own a 44% interest.  We are accounting for this investment using the equity method.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
(in millions of dollars)
Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units (“PSUs”) and restricted stock units	$ 7.6	$12.3	$ 20.0	$ 41.8
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$ 2.8	$ 4.5	$ 7.2	$ 15.0

The decrease in share-based compensation expense from 2006 to 2007 was primarily associated with lower performance expectations for PSUs and the timing of stock option grants in 2007. Our annual grant of stock options to management level employees, which customarily has occurred in February of each year, was delayed in 2007 pending approval by our stockholders of the EICP at the annual meeting in April 2007. In 2008, we intend to resume our customary February grant schedule.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Dividend yields	2.0%	1.6%
Expected volatility	19.5%	23.7%
Risk-free interest rates	4.6%	4.6%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of September 30, 2007, and the change during 2007 is presented below:

	For the Nine Months Ended September 30, 2007
Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	13,855,113	$40.29	6.3 years
Granted	2,115,225	$54.27
Exercised	(1,473,627)	$29.81
Forfeited	(288,902)	$54.52
Outstanding as of September 30, 2007	14,207,809	$43.17	6.4 years
Options exercisable as of September 30, 2007	8,487,112	$37.24	5.1 years

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Weighted-average fair value of options granted (per share)	$12.94	$15.07
Intrinsic value of options exercised (in millions of dollars)	$32.2	$20.9

As of September 30, 2007, the aggregate intrinsic value of options outstanding was $99.6 million and the aggregate intrinsic value of options exercisable was $95.5 million.

As of September 30, 2007, there was $45.0 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of September 30, 2007, and the change during 2007 is presented below:
Performance Stock Units and Restricted Stock Units	For the Nine Months Ended September 30, 2007	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,075,748	$44.89
Granted	315,899	$51.04
Performance assumption change	(235,108)	$51.16
Vested	(432,457)	$47.06
Forfeited	(54,358)	$50.21
Outstanding as of September 30, 2007	669,724	$39.99

As of September 30, 2007, there was $10.5 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.6 years.

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$21.8	$4.2

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

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 728,776 units as of September 30, 2007.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of September 30, 2007.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K and our proxy statement for the 2007 annual meeting of stockholders.

4.        INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Nine Months Ended
	September 30, 2007	October 1, 2006
	(in thousands of dollars)
Interest expense	$92,690	$ 85,800
Interest income	(1,919)	(1,226)
Capitalized interest	(248)	(46)
Interest expense, net	$90,523	$ 84,528

5.         BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “2007 business realignment initiatives”).  When completed, this program will greatly enhance our manufacturing, sourcing and customer service capabilities, reduce inventories resulting in improvements in working capital and generate significant resources to invest in our growth initiatives.  These initiatives include accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet customer needs and disciplined global expansion.  Under the program, which will be implemented in stages over three years, we will significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third, outsource production of low value-added items and construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs.  The program will result in a total net reduction of 1,500 positions across our supply chain over the three–year implementation period.

The estimated pre-tax cost of the program is from $525 million to $575 million over the next three years.  The total includes from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The costs will be incurred primarily in 2007 and 2008, with approximately $380 million to $400 million expected in 2007.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”).  Charges for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

Charges (credits) associated with business realignment initiatives recorded during the three-month and nine-month periods ended September 30, 2007 and October 1, 2006 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands of dollars)
Cost of sales
2007 business realignment initiatives	$37,452	$–	$88,618	$–
2005 business realignment initiatives	–	–	–	(1,599)
Previous business realignment initiatives	–	–	–	(1,600)
Total cost of sales	37,452	–	88,618	(3,199)

Selling, marketing and administrative
2007 business realignment initiatives	2,395	–	8,728	–
2005 business realignment initiatives	–	108	–	108
Total selling, marketing and administrative	2,395	108	8,728	108

Business realignment and asset impairments, net
2007 business realignment initiatives:
Fixed asset impairments and plant closure expenses	8,284	–	48,382	–
Employee separation costs	103,759	–	156,618	–
Contract termination costs		–	14,316	–
2005 business realignment initiatives	–	1,568	–	8,626
Previous business realignment initiatives	–	–	–	513
Total business realignment and asset impairments, net	112,043	1,568	219,316	9,139

Total net charges associated with business realignment initiatives	$151,890	$1,676	$316,662	$6,048

The charge of $37.5 million recorded in cost of sales during the third quarter of 2007 for the 2007 business realignment initiatives related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $2.4 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Certain real estate with a carrying value of $5.1 million was being held for sale as of September 30, 2007.  The employee separation costs included $35.7 million for involuntary terminations at six North American manufacturing facilities which are being closed.  The facilities are located in Naugatuck, Connecticut; Reading, Pennsylvania; Oakdale, California; Smiths Falls, Ontario; Montreal, Quebec; and Dartmouth, Nova Scotia.  The employee separation costs also included $68.0 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives.  A settlement was reached with the remaining former employees in September 2007.  The $1.6 million charge associated with the 2005 business realignment initiatives was related primarily to the U.S. Voluntary Workforce Reduction Program (“VWRP”), in addition to costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras, Puerto Rico plant.  The business realignment charge included $.7 million for involuntary terminations.

The charge of $88.6 million recorded in cost of sales during the first nine months of 2007 for the 2007 business realignment initiatives related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $8.7 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The employee separation costs included $59.3 million for involuntary terminations and $97.2 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

A credit of $1.6 million recorded in cost of sales for the 2005 business realignment initiatives related to higher than expected proceeds from the sale of equipment from the Las Piedras plant.  The $8.6 million charge associated with the 2005 business realignment initiatives related primarily to the U.S. VWRP, along with costs for streamlining the Company’s international operations and facility rationalization relating to the closure of the Las Piedras plant.  The business realignment charge included $3.6 million for involuntary terminations.  Charges (credits) associated with previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives.  A settlement was reached with the remaining former employees in September 2007.

The September 30, 2007 liability balance relating to the 2007 business realignment initiatives was $57.3 million for employee separation costs.  The September 30, 2007 liability balance relating to the 2005 business realignment initiatives was $5.5 million.  During the first nine months of 2007 we made payments against the liabilities recorded for the 2007 and 2005 business realignment initiatives of $3.6 million and $14.2 million, respectively.  During the first nine months of 2006 we made total payments of $24.7 million against the liabilities recorded for the 2005 business realignment initiatives.

6.         EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands except per share amounts)

Net income	$62,784	$185,121	$159,811	$405,489

Weighted-average shares - Basic
Common Stock	167,165	173,232	168,444	175,977
Class B Common Stock	60,812	60,816	60,814	60,817
Total weighted-average shares - Basic	227,977	234,048	229,258	236,794
Effect of dilutive securities:
Employee stock options	1,938	2,804	2,224	2,833
Performance and restricted stock units	473	829	544	699
Weighted-average shares - Diluted	230,388	237,681	232,026	240,326
Earnings Per Share - Basic
Class B Common Stock	$.26	$.73	$.65	$1.58
Common Stock	$.28	$.81	$.72	$1.76
Earnings Per Share - Diluted
Class B Common Stock	$.26	$.72	$.65	$1.57
Common Stock	$.27	$.78	$.69	$1.69

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

For the three-month and nine-month periods ended September 30, 2007, 6.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. In the third quarter and first nine months of 2006, 3.7 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

7.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  SFAS No. 133 requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. As of September 30, 2007 and October 1, 2006, all of our derivative instruments were classified as cash flow hedges.

Summary of Activity

Our cash flow hedging derivative activity during the three months and nine months ended September 30, 2007 and October 1, 2006 was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in millions of dollars)
Net after-tax gains (losses) on cash flow hedging derivatives	$(2.5)	$(25.3)	$2.3	$(11.0)
Reclassification adjustment of gains (losses) from accumulated other comprehensive income to income, net of tax	0.6	(2.7)	(.4)	(4.0)
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	(.7)	.1	(.7)	2.0

Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts in 2007 and with commodities futures contracts and interest rate swap agreements in 2006.

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

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $.5 million after tax as of September 30, 2007. This amount was primarily associated with foreign exchange forward contracts.

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

8.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended September 30, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$62,784

Other comprehensive income (loss):
Foreign currency translation adjustments	$16,738	$—	16,738
Pension and post-retirement benefit plans	(282)	111	(171)
Cash flow hedges:
Losses on cash flow hedging derivatives	(3,970)	1,430	(2,540)
Reclassification adjustments	(987)	353	(634)
Total other comprehensive income	$11,499	$1,894	13,393
Comprehensive income			$76,177

	For the Three Months Ended October 1, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$185,121

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,295	$—	2,295
Cash flow hedges:
Losses on cash flow hedging derivatives	(39,603)	14,337	(25,266)
Reclassification adjustments	4,293	(1,554)	2,739
Total other comprehensive loss	$(33,015)	$12,783	(20,232)
Comprehensive income			$164,889

	For the Nine Months Ended September 30, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$159,811

Other comprehensive income (loss):
Foreign currency translation adjustments	$44,056	$—	44,056
Pension and post-retirement benefit plans	3,438	(1,481)	1,957
Cash flow hedges:
Gains on cash flow hedging derivatives	3,677	(1,338)	2,339
Reclassification adjustments	639	(217)	422
Total other comprehensive income	$51,810	$(3,036)	48,774
Comprehensive income			$208,585

	For the Nine Months Ended October 1, 2006
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$405,489

Other comprehensive income (loss):
Foreign currency translation adjustments	$10,497	$—	10,497
Minimum pension liability adjustments	118	(42)	76
Cash flow hedges:
Losses on cash flow hedging derivatives	(17,201)	6,202	(10,999)
Reclassification adjustments	6,330	(2,285)	4,045
Total other comprehensive income	$(256)	$3,875	3,619
Comprehensive income			$409,108

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	September 30, 2007	December 31, 2006
	(in thousands of dollars)
Foreign currency translation adjustments	$44,021	$(35)
Pension and post-retirement benefit plans, net of tax	(136,015)	(137,972)
Cash flow hedges, net of tax	2,579	(182)
Total accumulated other comprehensive loss	$(89,415)	$(138,189)

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

9.        INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	September 30, 2007	December 31, 2006
	(in thousands of dollars)
Raw materials	$240,607	$214,335
Goods in process	111,011	94,740
Finished goods	503,909	418,250
Inventories at FIFO	855,527	727,325
Adjustment to LIFO	(80,147)	(78,505)
Total inventories	$775,380	$648,820

The increase in raw material inventories as of September 30, 2007 resulted from the timing of deliveries to support manufacturing requirements, reflecting the seasonality of our business, and higher costs in 2007. The increase in finished goods inventories was primarily associated with seasonal sales patterns, preparation for production line transfers related to the 2007 business realignment initiatives and the introduction of new products.

10.     SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a five-year unsecured revolving credit agreement. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. These funds may be used for general corporate purposes. Due to seasonal working capital needs, share repurchases and other business activities, we currently expect borrowings to exceed $1.1 billion from time to time during the next twelve months. In lieu of increasing the borrowing limit under the five-year credit agreement, in August 2007, we entered into a new unsecured revolving short-term credit agreement to borrow up to $300 million. Funds borrowed under the new short-term credit agreement may be used for general corporate purposes, including commercial paper backstop. The agreement will expire in August 2008. These unsecured revolving credit agreements contain certain financial and other covenants, customary representations, warranties, and events of default. As of September 30, 2007, we complied with all covenants pertaining to our credit agreements. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

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

12.     FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2007 and December 31, 2006, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,286.7 million as of September 30, 2007, compared with a fair value of $1,319.6 million, an increase of $32.9 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:
September 30, 2007
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$ 24.2	British pounds Australian dollars Mexican pesos Euros

Foreign exchange forward contracts to sell foreign currencies	$ 85.7	Canadian dollars Brazilian reais Mexican pesos

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

The total fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, accrued liabilities and non-current assets (liabilities), as appropriate, on the Consolidated Balance Sheets were as follows:

	September 30, 2007	December 31, 2006
	(in millions of dollars)
Fair value of foreign exchange forward contracts – (liability) asset	$(2.3)	$1.5

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

We adopted the provisions of FIN No. 48 as of January 1, 2007.  The adoption of FIN No. 48 did not result in a significant change to the liability for unrecognized tax benefits.  Upon adoption, we had unrecognized tax benefits of $79.0 million of which $45.5 million would impact the effective income tax rate if recognized.  The entire amount of unrecognized tax benefits was classified as other long-term liabilities on the balance sheet since we do not expect to make any significant payments to taxing authorities related to such tax positions in the next twelve months.  We report accrued interest and penalties related to unrecognized tax benefits in income tax expense.  Upon adoption, we had accruals of approximately $17.4 million for the payment of interest and penalties.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome.  We adjust these unrecognized tax benefits, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position could require the use of cash.  Favorable resolution would be recognized as a reduction to our effective income tax rate in the period of resolution.

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

14.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands of dollars)
Service cost	$10,384	$14,168	$816	$1,434
Interest cost	15,618	14,710	5,482	4,774
Expected return on plan assets	(29,659)	(26,212)	—	—
Amortization of prior service cost	262	1,145	(42)	49
Amortization of unrecognized transition balance	—	4	—	—
Recognized net actuarial gain/loss	(104)	3,435	33	928
Administrative expenses	74	176	—	—
Net periodic benefits (income) cost	(3,425)	7,426	6,289	7,185
Special termination benefits	40,690	—	652	—
Settlement	—	—	—	—
Curtailment	4,106	—	22,733	—
Total amount reflected in earnings	$41,371	$7,426	$29,674	$7,185

           We made contributions of $1.4 million and $5.3 million to the pension plans and other benefits plans, respectively, during the third quarter of 2007.  The Special termination benefits and Curtailment losses recorded in the third quarter of 2007 related to the 2007 business realignment initiatives.  The Settlement and Curtailment losses recorded during the third quarter of 2006 related to the termination of a small non-qualified plan.  In the third quarter of 2006, we made contributions of $9.6 million and $5.0 million to our pension and other benefits plans, respectively.  The contributions in 2007 and 2006 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the third quarter of 2007, there was net periodic pension benefits income of $3.4 million, compared with net periodic benefits cost of $7.4 million in the third quarter of 2006.  The net periodic pension benefits income resulted from the changes to the U.S. pension plans announced in October 2006, the higher actual return on pension assets during 2006 and a higher discount rate.

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
	(in thousands of dollars)
Service cost	$32,350	$42,532	$3,165	$4,290
Interest cost	44,837	43,964	14,943	14,313
Expected return on plan assets	(86,801)	(78,847)	—	—
Amortization of prior service cost	1,389	3,432	(116)	144
Amortization of unrecognized transition balance	—	13	—	—
Recognized net actuarial loss	806	10,193	1,008	2,780
Administrative expenses	375	579	—	—
Net periodic benefits (income) cost	(7,044)	21,866	19,000	21,527
Special termination benefits	46,856	—	652	—
Settlement	—	28	—	—
Curtailment	8,321	31	41,595	—
Total amount reflected in earnings	$48,133	$21,925	$61,247	$21,527

We made contributions of $9.3 million and $15.7 million to the pension plans and other benefits plans, respectively, during the first nine months of 2007. In the first nine months of 2006, we made contributions of $18.2 million and $18.2 million to our pension and other benefits plans, respectively.  The contributions in 2007 and 2006 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first nine months of 2007, there was net periodic pension benefits income of $7.0 million, compared with net periodic benefits cost of $21.9 million in the first nine months of 2006.  The net periodic pension benefits income resulted from the changes to the U.S. pension plans announced in October 2006, the higher actual return on pension assets during 2006 and a higher discount rate.

For 2007, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  We do not anticipate any significant contributions during the remainder of 2007.

For more information, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

15.     SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the nine months ended September 30, 2007
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	2,916	$149,983
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,855	98,475
Total share repurchases	4,771	248,458
Shares issued for stock options and incentive compensation	(1,534)	(49,686)
Net change	3,237	$198,772

We intend to continue to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

In December 2006, our Board of Directors approved an additional $250 million share repurchase program. As of September 30, 2007, $100.0 million remained available for repurchases of Common Stock under this program.

16.     PENDING ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for our Company beginning January 1, 2008.  Pending additional guidance from the FASB, we have not yet determined the impact of the adoption of the new accounting standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008.  We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard.

17.     SUBSEQUENT EVENTS

In October 2007, Richard H. Lenny, Chairman, President and Chief Executive Officer informed our Board of Directors of his intention to retire at the end of 2007.  Mr. Lenny will continue as Chairman of the Board and as a Director of the Company until December 31, 2007, and as Chief Executive Officer until December 1, 2007.

Also in October 2007, David J. West was named President and a Director of the Company.  Mr. West will assume the role of Chief Executive Officer on December 1, 2007.  Prior to his appointment, Mr. West was Executive Vice President, Chief Operating Officer.

Our Board of Directors also appointed Robert H. Campbell non-executive Chairman of the Board, effective January 1, 2008.  Mr. Campbell is currently a member of The Hershey Company’s Board of Directors, Chairman of the Compensation and Executive Organization Committee, and a member of the Audit Committee and Executive Committee.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2007	October 1, 2006	Percent Change Increase (Decrease)	September 30, 2007	October 1, 2006	Percent Change Increase (Decrease)
	(in thousands except per share amounts)
Net Sales	$ 1,399.5	$1,416.2	(1.2)%	$ 3,604.5	$ 3,607.6	(0.1)%
Cost of Sales	928.9	870.7	6.7%	2,390.4	2,222.2	7.6%
Gross Profit	470.6	545.5	(13.7)%	1,214.1	1,385.4	(12.4)%
Gross Margin	33.6%	38.5%		33.7%	38.4%
SM&A Expense	229.8	221.8	3.6%	663.1	660.1	0.5%
SM&A Expense as a percent of sales	16.4%	15.7%		18.4%	18.3%
Business Realignment Charge, net	112.0	1.6	N/A	219.3	9.1	N/A
EBIT	128.8	322.1	(60.0)%	331.7	716.2	(53.7)%
EBIT Margin	9.2%	22.7%		9.2%	19.9%
Interest Expense, net	33.1	31.9	3.8%	90.5	84.5	7.1%
Provision for Income Taxes	32.9	105.1	(68.7)%	81.4	226.2	(64.0)%
Effective Income Tax Rate	34.4%	36.2%		33.7%	35.8%
Net Income	$ 62.8	$ 185.1	(66.1)%	$ 159.8	$ 405.5	(60.6)%
Net Income Per Share-Diluted	$ .27	$ .78	(65.4)%	$ .69	$ 1.69	(59.2)%

Results of Operations - Third Quarter 2007 vs. Third Quarter 2006

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

Net Sales

Net sales for the third quarter of 2007 were slightly lower compared with the third quarter of 2006 as a sales volume decline in the U.S. was only partially offset by sales volume increases for our international businesses, primarily exports to Asia and Latin America and higher sales for our business in Mexico.  The sales decrease in the U.S. reflected sluggish retail sales particularly in the convenience store and vending classes of trade which led to reduced inventory levels at select distributors.  Lower levels of new product introductions and the timing of seasonal sales also contributed to lower sales in the U.S. Reduced price realization from higher rates of promotional spending, including increases from trial-driving consumer coupons, and higher returns, discounts and allowances were only partially offset by higher list prices.  Favorable foreign currency exchange rates also contributed modestly to net sales.  The acquisition of the Godrej Hershey Foods and Beverages Company increased net sales by $19.0 million, or 1.3%.

Key Marketplace Metrics

Consumer takeaway increased 3.5% during the third quarter of 2007 compared with the same period of 2006.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S.

confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels declined by 1.1 share points during the third quarter of 2007. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Business realignment charges of $37.5 million were included in cost of sales in the third quarter of 2007.  The remainder of the cost of sales increase was primarily associated with higher input costs, particularly for dairy products, and business acquisitions, offset partially by reduced product obsolescence costs, the sales volume decrease in the U.S. and improved supply chain productivity.

Over half of the gross margin decline was attributable to the impact of business realignment initiatives recorded in 2007.  The rest of the decline resulted from higher input costs and reduced price realization which were only partially offset by favorable supply chain productivity and reduced product obsolescence costs.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily as a result of higher selling and advertising expenses which were only partially offset by reduced incentive compensation and consumer promotion expenses.  Expenses of $2.4 million for project implementation related to our 2007 business realignment initiatives were included in selling, marketing and administrative expense for the third quarter of 2007.

Business Realignment Initiatives

Business realignment charges of $112.0 million were recorded in the third quarter of 2007 associated with the 2007 business realignment initiatives.  The charges were primarily associated with employee separation costs.

During the third quarter of 2006, we recorded charges related to previous business realignment initiatives.  The $1.6 million business realignment charge was related primarily to a U.S. VWRP, in addition to costs for streamlining our international operations and facility rationalization related to the closure of the Las Piedras plant.

Income Before Interest and Income Taxes and EBIT Margin

EBIT decreased in the third quarter of 2007 compared with the third quarter of 2006 principally as a result of higher net business realignment charges associated with our business realignment initiatives. Net pre-tax business realignment charges of $151.9 million were recorded in the third quarter of 2007 compared with $1.7 million recorded in the third quarter of 2006, an increase of $150.2 million. The remainder of the decrease in EBIT was attributable to lower gross profit resulting primarily from higher input costs, and higher selling, marketing and administrative expenses.

EBIT margin decreased from 22.7% for the third quarter of 2006 to 9.2% for the third quarter of 2007.  The impact of net business realignment charges reduced EBIT margin by 10.7 percentage points.  The remainder of the decrease resulted from the lower gross margin and higher selling, marketing and administrative expense as a percentage of sales.

Interest Expense, Net

Net interest expense was higher in the third quarter of 2007 than the comparable period of 2006 primarily reflecting increased short-term borrowings.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 34.4% for the third quarter of 2007 and benefited by 2.1 percentage points as a result of the higher effective tax rate associated with business realignment charges recorded during the quarter.

Net Income and Net Income Per Share

Net Income in the third quarter of 2007 was reduced by $94.4 million, or $0.41 per share-diluted, and was reduced by $1.1 million, in the third quarter of 2006 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the third quarter of 2007 decreased $0.10 as compared to the third quarter of 2006.

Results of Operations – First Nine Months 2007 vs. First Nine Months 2006

Net Sales

Net sales for the first nine months of 2007 were slightly lower than the comparable period of 2006 as lower sales volume for existing products in the U.S. was substantially offset by volume increases from the introduction of new products, primarily in the U.S., and higher sales for our international businesses, primarily Canada, Mexico and exports to Asia. The acquisition of the Godrej Hershey Foods and Beverages Company increased net sales by $26.4 million, or 0.7%, in the first nine months of 2007.  These increases were substantially offset by decreased price realization from higher rates of promotional spending and higher returns, discounts and allowances for products at retail which more than offset increases in list prices.

Key Marketplace Metrics

Consumer takeaway increased 1.3% during the first nine months of 2007.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market Share in measured channels declined by 1.3 share points during the first nine months of 2007. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Business realignment charges of $88.6 million were included in cost of sales in the first nine months of 2007, compared with a credit of $3.2 million in the prior year.  The remainder of the cost of sales increase was primarily associated with significantly higher input costs, particularly for dairy products, and the Godrej Hershey Foods and Beverages acquisition, offset somewhat by favorable supply chain productivity.

Over half of the gross margin decline was attributable to the impact of business realignment initiatives recorded in 2007 compared with 2006.  The rest of the decline reflected substantially higher costs for raw materials somewhat offset by improved supply chain productivity. Also contributing to the decrease was lower net price realization due to higher promotional costs.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased as a result of project implementation costs related to our 2007 business realignment initiatives of $8.7 million. These costs and increased selling expenses were mostly offset by lower administrative costs associated with incentive compensation. Higher advertising expense was substantially offset by lower consumer promotional expenses.

Business Realignment Initiatives

Business realignment charges of $219.3 million were recorded in the first nine months of 2007 associated with our 2007 business realignment initiatives. The charges were primarily related to employee separation costs, fixed asset impairments and the closure of certain manufacturing facilities, along with the termination of certain contracts.

During the first nine months of 2006, we recorded charges related to previous business realignment initiatives.  The $9.1 million charge for these business realignment initiatives related primarily to a U.S. VWRP, along with facility rationalization relating to the closure of the Las Piedras plant and streamlining our international operations.

Income Before Interest and Income Taxes and EBIT Margin

EBIT decreased in the first nine months of 2007 compared with the first nine months of 2006 principally as a result of higher net business realignment charges associated with our 2007 business realignment initiatives. Net pre-tax business realignment charges of $316.7 million were recorded in the first nine months of 2007 compared with $6.0 million recorded in the first nine months of 2006, an increase of $310.7 million.  The remainder of the decrease in EBIT was due to lower gross profit, resulting primarily from higher input costs, slightly offset by lower selling, marketing and administrative expenses.

EBIT margin decreased from 19.9% for the first nine months of 2006 to 9.2% for the first nine months of 2007.  The impact of net business realignment charges reduced EBIT margin by 8.7 percentage points.  The remainder of the decrease primarily resulted from the lower gross margin.

Interest Expense, Net

Net interest expense was higher in the first nine months of 2007 than the comparable period of 2006 primarily reflecting increased borrowings in addition to higher average interest rates in 2007.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 33.7% for the first nine months of 2007 and benefited by 2.2 percentage points as a result of the higher effective tax rate associated with business realignment charges recorded during the first nine months.  We expect our effective income tax rate for the full year 2007 to be 36.0%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net Income in the first nine months 2007 was reduced by $197.9 million, or $0.85 per share-diluted, and was reduced by $4.1 million, or $0.01 per share-diluted, in the first nine months of 2006 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted for the first nine months of 2007 was lower by $.16 per share-diluted as compared with the first nine months of 2006.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the refinancing of obligations associated with certain lease arrangements, the repayment of long-term debt and for other general corporate purposes. During the first nine months of 2007, cash and cash equivalents decreased by $55.6 million. Cash provided from operations for the first nine months of 2007 increased from the comparable period of 2006 primarily as a result of improved cash flows related to working capital.

Cash provided from operations, short-term borrowings, cash provided from stock options exercises and cash on hand at the beginning of the period was sufficient to fund the repayment of long-term debt of $188.9 million, the repurchase of Common Stock for $248.5 million, business acquisitions of $97.0 million, dividend payments of $186.5 million and capital additions and capitalized software expenditures of $127.7 million.

Cash used by changes in other assets and liabilities was $181.4 million for the first nine months of 2007 compared with cash used of $23.1 million for the same period of 2006. The increase in the amount of cash used by other assets and liabilities from 2006 to 2007 primarily reflected the impact of business realignment initiatives, incentive compensation and interest payments.

During the second quarter of 2007, we acquired a 51% controlling interest in Godrej Hershey Foods and Beverages Company in India for $58.7 million. During the second and third quarters of 2007, we invested a total of $38.3 million to acquire a 44% equity interest under an agreement with Lotte Confectionery Co., LTD in China.

A receivable of approximately $17.9 million was included in prepaid expenses and other current assets as of September 30, 2007 and $14.0 million as of December 31, 2006 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The increase resulted from currency exchange rate fluctuations and additional costs.  The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $116.0 million during the first nine months of 2007 versus $96.7 million for the comparable period of 2006.  The increase in interest paid reflects additional borrowings and the higher interest rate environment.  Income taxes paid were $145.2 million during the first nine months of 2007 versus $212.0 million for the comparable period of 2006.  The decrease in taxes paid in 2007 was primarily related to a lower federal extension payment for 2006 income taxes and the impact of lower annualized taxable income in 2007.

The ratio of current assets to current liabilities decreased slightly to 0.9:1.0 as of September 30, 2007 from 1.0:1.0 as of December 31, 2006. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) increased to 81% as of September 30, 2007 from 75% as of December 31, 2006.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a five-year credit agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion with the option to increase borrowings by an additional $400 million with the concurrence of the lenders. In October 2007, we exercised our option under the agreement to extend the term by one year.  The extension is expected to become effective in the fourth quarter of 2007. We may use these funds for general corporate purposes. Due to seasonal working capital needs, share repurchases and other business activities, we currently expect borrowings to exceed $1.1 billion from time to time during the next twelve months. In lieu of increasing the borrowing limit under the five-year credit agreement, in August 2007, we entered into a new unsecured revolving short-term credit agreement to borrow up to $300 million. Funds borrowed under the new short-term credit agreement may be used for general corporate purposes, including commercial paper backstop.  The agreement will expire in August 2008.

Capital Structure

Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust”) maintains voting control over The Hershey Company.  Historically, the Milton Hershey School Trust has not taken an active role in setting our policy, nor has it exercised influence with regard to the ongoing business decisions of our Board of Directors or management.  However, in October 2007, the Milton Hershey School Trust issued a statement that, in its role as controlling stockholder of the Company, it intends to retain its controlling interest in The Hershey Company and that the long-term prosperity of the Company requires the Board of Directors of the Company and its management to build on its strong U.S position by aggressively pursuing strategies for domestic and international growth.  The Milton Hershey School Trust also stated that it has communicated to the Company’s Board of Directors that it is not satisfied with the Company’s results which have been underperforming both the market and its own stated expectations.  As a result, the Milton Hershey School Trust has stated that, as controlling stockholder, it is actively engaged in an ongoing process, the goal of which has been to ensure vigorous focus by the Company’s Board of Directors on resolving the Company’s current business challenges and on implementing new growth strategies.

For more information on the Company’s capital structure, refer to the consolidated financial statements and notes included in our 2006 Annual Report on Form 10-K.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2006 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

We have revised our operating performance expectations for the full year 2007 as a result of slower than expected improvement in U.S. sales and increased investment in consumer and customer programs.  Our latest expectations with regard to key operating performance measures are presented below.

We expect net sales for the full year 2007 to be essentially even with 2006.  Excluding incremental sales from the Godrej Hershey Beverages and Foods acquisition, net sales are expected to decline approximately 1%. The decline in net sales, primarily in the United States, reflects increased competitive activity, reduced retail velocity, a decrease in sales from the introduction of new products and lower shipments to select distributors.  The sales decrease in the U.S. is expected to be partially offset by incremental sales from the Godrej acquisition and increased sales for our international businesses.

We expect that our 2007 business realignment initiatives designed to execute a comprehensive, three-year supply chain transformation plan will result in total pre-tax charges and non-recurring project implementation costs of $525 million to $575 million.  Total charges include project management and start-up costs of approximately $50 million.  In 2007, we now expect to record charges of approximately $380 million to $400 million, or $1.03 to $1.08 per share-diluted.  Total charges to be recorded in 2007 are expected to be higher than our original estimates due to the earlier timing of charges related to early retirement and voluntary severance programs. Charges related to these programs were originally expected to be recorded in 2008, however, they were recorded in the third quarter of 2007 upon acceptance by the employees.

As a result of the program, we estimate on-going savings of approximately $170 million to $190 million to be generated by 2010.  A portion of the savings will be invested in our strategic growth initiatives, in such areas as core brand growth, new product innovation, selling and go-to-market capabilities and disciplined global expansion.  The amount and timing of this investment will be contingent upon market conditions and the pace of our innovation and global expansion.

Excluding the impact of business realignment charges, we now expect our gross margin to be down nearly 200 basis points for the full year 2007.  We expect significantly higher input costs in 2007 compared with 2006, particularly as a result of a significant increase in dairy input costs.  The dairy markets are not as developed as many of the other commodities markets and, therefore, it is not possible to hedge our costs by taking forward positions to extend coverage for longer periods of time. An unfavorable sales mix resulting primarily from reduced shipments of higher-margin, single-serve items will also contribute to the lower gross margin.

Excluding the impact of business realignment charges, we now expect EBIT margin to decline approximately 250 basis points for the full year 2007.  This decline will result from the decision to maintain our increased levels of brand investment, despite the increase in expected dairy costs and an unfavorable sales mix.  In addition to the lower gross margin, increased investment spending for trade promotions, advertising and improved selling capabilities is expected to contribute to the decline in EBIT, EBIT margin and earnings per share-diluted in 2007.

Excluding the impact of business realignment charges, earnings per share-diluted is now expected to be in the $2.08 - $2.12 range for the full year 2007.

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

	2006	2007
Reported / Expected EPS-Diluted	$2.34	$1.00 - $1.09
Total Realignment Charges	$0.03	$1.03 - $1.08
EPS-Diluted from Operations*	$2.37
Expected EPS-Diluted from Operations*		$2.08 - $2.12

*From operations, excluding business realignment and one-time costs.

Subsequent Events

In October 2007, Richard H. Lenny, Chairman, President and Chief Executive Officer informed our Board of Directors of his intention to retire at the end of 2007.  Mr. Lenny will continue as Chairman of the Board and as a Director of the Company until December 31, 2007, and as Chief Executive Officer until December 1, 2007.

Also in October 2007, David J. West was named President and a Director of the Company.  Mr. West will assume the role of Chief Executive Officer on December 1, 2007.  Prior to his appointment, Mr. West was Executive Vice President, Chief Operating Officer.

Our Board of Directors also appointed Robert H. Campbell non-executive Chairman of the Board, effective January 1, 2008.  Mr. Campbell is currently a member of The Hershey Company’s Board of Directors, Chairman of the Compensation and Executive Organization Committee, and a member of the Audit Committee and Executive Committee.

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

The impact of future developments related to the product recall and temporary plant closure in Canada during the fourth quarter of 2006, including our ability to recover costs we incurred for the recall and plant closure from responsible third parties;

Pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions;
Changes in our stock price, and resulting impacts on our expenses for incentive compensation, stock options and certain employee benefits;

Market demand for our new and existing products;
Changes in our business environment, including actions of competitors and changes in consumer preferences;
Changes in governmental laws and regulations, including taxes;
Risks and uncertainties related to our international operations; and
Such other matters as discussed in our Annual Report on Form 10-K for 2006.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million as of September 30, 2007 and December 31, 2006.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $3.7 million as of December 31, 2006, to $28.6 million as of September 30, 2007.  Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
July 2 through July 29, 2007	366,000	$ 47.73	366,000	$132,534

July 30 through August 26, 2007	718,400	$ 47.29	687,400	$100,017

August 27 through September 30, 2007	—	—	—	$100,017

Total	1,084,400		1,053,400

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

10.1	The Hershey Company Compensation Limit Replacement Plan is attached hereto and filed as Exhibit 10.1.
10.2
Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, Filed on July 19, 2007.

10.3
Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.4	The Company’s Short-Term Credit Agreement is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 30, 2007.
12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 30, 2007 and October 1, 2006.
31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Richard H. Lenny, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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
THE HERSHEY COMPANY
(Registrant)

Date: November 7, 2007	/s/Bert Alfonso Humberto (Bert) P. Alfonso Chief Financial Officer

Date: November 7, 2007	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	The Hershey Company Compensation Limit Replacement Plan

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of Richard H. Lenny, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Richard H. Lenny, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002