Form 10-K
period 2007-12-31
HERSHEY CO
filed 2008-02-19
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

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

Common Stock, one dollar par value—$7,787,097,379 as of July 1, 2007.

Class B Common Stock, one dollar par value—$10,275,759 as of July 1, 2007. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 1, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—166,508,449 shares, as of February 12, 2008.

Class B Common Stock, one dollar par value—60,805,727 shares, as of February 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We are the largest North American manufacturer of quality chocolate and sugar confectionery products. Our principal product groups include confectionery and snack products; gum and mint refreshment products; and food and beverage enhancers such as baking ingredients, toppings and beverages. In addition to our traditional confectionery products, we offer a range of products specifically developed to address the health and well-being needs of health-conscious consumers.

Reportable Segment

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate candy, sugar confectionery, refreshment and snack products, and food and beverage enhancers under more than 60 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as Japan, Korea, the Philippines, India and China. We market confectionery products in approximately 50 countries worldwide.

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

Selling and Marketing Organization

Our selling and marketing organization is comprised of Hershey North America, Hershey International and the Global Marketing Group. This organization is designed to:

•	Leverage our marketing and sales leadership in the United States and Canada;

•	Focus on key strategic growth areas in global markets; and

•	Build capabilities that capitalize on unique consumer and customer trends.

Hershey North America

Hershey North America has responsibility for continuing to build our confectionery leadership, while capitalizing on our scale in the U.S. and Canada. This organization leverages our ability to capitalize on the unique consumer and customer trends within each country. This includes developing and growing our business in our chocolate, sugar confectionery, snacks, refreshment, food and beverage enhancers, and food service product lines.

Hershey International

Hershey International markets confectionery products, and food and beverage enhancers worldwide and has responsibility for pursuing profitable growth opportunities in key markets, primarily in Latin America and

Asia. This organization is responsible for international subsidiaries that manufacture, import, market, sell and distribute chocolate, confectionery and beverage products in Mexico and Brazil. Hershey International manufactures and distributes confectionery products, snacks and beverages in India through Godrej Hershey Foods and Beverages Company under an agreement entered into in May 2007 with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies.

Global Marketing Group

Our Global Marketing Group has responsibility for building global brands, developing transformational growth platforms and ensuring collaborative marketing excellence across the Company. This organization also develops market-specific insights, strategies and platform innovation for Hershey International, helping to build our brands globally and drive growth in high-potential emerging markets. This organization develops consumer and customer insights, new products and innovative marketing communications. The Global Marketing Group is also responsible for brand positioning, portfolio strategy, pricing strategy and corporate social responsibility.

A component of the Global Marketing Group, The Hershey Experience, manages our catalog sales and our retail operations within the United States that include Hershey’s Chocolate World in Hershey, Pennsylvania, Hershey’s Times Square in New York, New York and Hershey’s Chicago in Chicago, Illinois.

Products

United States

The primary chocolate and confectionery products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:
HERSHEY’S milk chocolate bar	HERSHEY’S COOKIES ‘N’ CRÈME candy bar
HERSHEY’S milk chocolate bar with almonds	HERSHEY’S POT OF GOLD boxed chocolates
HERSHEY’S Extra Dark chocolates	HERSHEY’S SUGAR FREE chocolate candy
HERSHEY’S MINIATURES chocolate candy	HERSHEY’S S’MORES candy bar
HERSHEY’S NUGGETS chocolates	HERSHEY’S HUGS candies
HERSHEY’S STICKS chocolates	HERSHEY’S organic chocolates

Under the REESE’S brand franchise:
REESE’S peanut butter cups	REESE’S SUGAR FREE peanut butter cups
REESE’S PIECES candy	REESE’S crispy crunchy bar
REESE’S BIG CUP peanut butter cups	REESE’S WHIPPS nougat bar
REESE’S NUTRAGEOUS candy bar	REESESTICKS wafer bars
FAST BREAK candy bar

Under the KISSES brand franchise:
HERSHEY’S KISSES brand milk chocolates HERSHEY’S KISSES brand milk chocolates filled with peanut butter HERSHEY’S KISSES brand milk chocolates with almonds	HERSHEY’S KISSES brand milk chocolates filled with caramel
HERSHEY’S KISSES brand chocolates filled with chocolate truffle
HERSHEY’S KISSABLES brand chocolate candies

Our other chocolate and confectionery products in the United States include the following:

5th AVENUE candy bar ALMOND JOY candy bar CADBURY chocolates	MILK DUDS candy MOUNDS candy bar MR. GOODBAR candy bar	TAKE5 candy bar TWIZZLERS candy WHATCHAMACALLIT candy bar

CARAMELLO candy bar GOOD & PLENTY candy HEATH toffee bar JOLLY RANCHER candy JOLLY RANCHER sugar free hard candy KIT KAT wafer bar	PAYDAY peanut caramel bar ROLO caramels in milk chocolate SKOR toffee bar SPECIAL DARK chocolate bar SYMPHONY milk chocolate bar SYMPHONY milk chocolate bar with almonds and toffee	WHOPPERS malted milk balls YORK peppermint pattie YORK sugar free peppermint pattie ZAGNUT candy bar ZERO candy bar

We also sell products in the United States under the following product lines:

Premium products

Our line of premium chocolate and confectionery offerings includes CACAO RESERVE BY HERSHEY’S chocolate bars and drinking cocoa mixes. Artisan Confections Company, a wholly-owned subsidiary of The Hershey Company, markets SCHARFFEN BERGER high-cacao dark chocolate products, JOSEPH SCHMIDT handcrafted chocolate gifts and DAGOBA natural and organic chocolate products.

Snack products

Our snack products include HERSHEY’S SNACKSTERS snack mix; HERSHEY’S, ALMOND JOY, REESE’S, and YORK cookies; HERSHEY’S and REESE’S granola bars; and MAUNA LOA macadamia snack nuts and cookies in several varieties.

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

Canada

Principal products we manufacture and sell in Canada are HERSHEY’S milk chocolate bars and milk chocolate bars with almonds; OH HENRY! candy bars; REESE PEANUT BUTTER CUPS candy; HERSHEY’S KISSES candy bar; KISSABLES brand chocolate candies; TWIZZLERS candy; GLOSETTE chocolate-covered raisins, peanuts and almonds; JOLLY RANCHER candy; WHOPPERS malted milk balls; SKOR toffee bars; EAT MORE candy bars; POT OF GOLD boxed chocolates; and CHIPITS chocolate chips.

Mexico

We manufacture, import, market, sell and distribute chocolate and confectionery products in Mexico including HERSHEY’S, KISSES, JOLLY RANCHER, and PELÓN PELO RICO chocolate, confectionery and beverage items.

Brazil

We manufacture, import and market chocolate and confectionery products in Brazil including HERSHEY’S chocolate and confectionery items and IO-IO items.

India

We manufacture, market, sell and distribute confectionery, snack and beverage products in India including NUTRINE and GODREJ confectionery and beverage products.

Customers

Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires, department stores and natural food stores. Our customers then resell our products to end-consumers in over 2 million retail outlets in North America and other locations worldwide. In 2007, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 26% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

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

Product Distribution

In conjunction with our sales and marketing efforts, our efficient product distribution network helps us maintain sales growth and provide superior customer service. We plan optimum stock levels and work with our customers to set reasonable delivery times. Our distribution network provides for the efficient shipment of our products from our manufacturing plants to distribution centers strategically located throughout the United States, Canada and Mexico. We primarily use common carriers to deliver our products from these distribution points to our customers.

Price Changes

We change prices and weights of our products when necessary to accommodate changes in manufacturing costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. Price increases and weight changes help to offset increases in our input costs, including raw and packaging materials, fuel, utilities, transportation, and employee benefits.

In April 2007, we announced an increase of approximately four percent to five percent in the wholesale prices of our domestic confectionery line, effective immediately. The price increase applied to our standard bar, king-size bar, 6-pack and vending lines. These products represent approximately one-third of our U.S. confectionery portfolio. This action was implemented to help partially offset increases in input costs, including raw and packaging materials, fuel, utilities and transportation.

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

Raw Materials

Cocoa is the most significant raw material we use to produce our chocolate products. We buy a mix of cocoa beans and cocoa products, including cocoa liquor, cocoa butter and cocoa powder, to meet manufacturing requirements. Cocoa beans and cocoa products are purchased directly from third party suppliers. Cocoa beans are grown principally in Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70 percent of the world’s supply of cocoa beans. Cocoa beans are not uniform, and the various grades and varieties reflect the diverse agricultural practices and natural conditions found in many growing areas.

Historically there have been instances of weather catastrophes, crop disease, civil disruptions, embargoes and other problems in cocoa-producing countries that have caused price fluctuations, but have never resulted in total loss of a particular producing country’s cocoa crop and/or exports. In the event that such a disruption would occur in any given country, we believe cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer.

Cocoa beans are processed to produce cocoa liquor, cocoa butter and cocoa powder. Beginning in 2008, we will predominately purchase cocoa products to meet our manufacturing requirements rather than processing cocoa beans. This change to our manufacturing process is the result of a comprehensive, supply chain transformation program to enhance manufacturing, sourcing and customer service capabilities that we initiated in 2007, along with ingredient sourcing arrangements entered into during 2007.

During 2007, cocoa prices traded in a range between 74¢ and 95¢ per pound, based on the New York Board of Trade futures contract. The table below shows annual average cocoa prices, and the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly average of the quotations at noon of the three active futures trading contracts closest to maturity on the New York Board of Trade.

	Cocoa Futures Contract Prices (cents per pound)
	2007	2006	2005	2004	2003
Annual Average	86.1	70.0	68.3	68.7	77.8
High	94.6	74.9	78.7	76.8	99.8
Low	74.5	67.1	63.5	62.1	65.6

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

Our costs will not necessarily reflect market price fluctuations because of our forward purchasing practices, premiums and discounts reflective of varying delivery times, and supply and demand for our specific varieties and grades of cocoa beans, cocoa liquor, cocoa butter and cocoa powder. As a result, the average futures contract prices are not necessarily indicative of our average cost of cocoa beans or cocoa products.

The Farm Security and Rural Investment Act of 2002, which is a six-year farm bill, impacts the prices of sugar, corn, peanuts and dairy products because it sets price support levels for these commodities.

During 2007, dairy prices were significantly higher, starting the year at nearly 13¢ per pound and rising to 22¢ per pound on a class II fluid milk basis. Tight global supplies were driven by drought in Australia as well as reduced exports from the European Union due to the elimination of subsidies. Also, input costs for U.S. producers were up due to heightened grain prices impacting feed costs. Additionally, the United States Department of Agriculture adjusted their mechanism for establishing market prices of nonfat dry milk, further escalating costs.

The price of sugar is subject to price supports under U.S. farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently substantially higher than prices on the world sugar market. In 2007, sugar supplies in the U.S. improved due to larger sugar beet and sugar cane crops. As a result, refined sugar prices declined from 31¢ to 29¢ per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

Peanut prices in the U.S. began the year around 42¢ per pound but gradually increased during the year to 53¢ per pound due to supply tightness driven by lower planted acreage and dry conditions during the growing season. Almond prices began the year at $2.50 per pound and declined to $2.20 per pound during the year driven by supply increases due to a record crop which produced 19% more volume than the prior year.

We attempt to minimize the effect of future price fluctuations related to the purchase of major raw materials and certain energy requirements primarily through forward purchasing to cover our future requirements, generally for periods from 3 to 24 months. We enter into futures contracts to manage price risks for cocoa beans and cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. However, the dairy markets are not as developed as many of the other commodities markets and, therefore, it is not possible to hedge our costs for dairy products by taking forward positions to extend coverage for longer periods of time. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. For more information on price risks associated with our major raw material requirements, see Commodities—Price Risk Management and Futures Contracts on page 39.

Competition

Many of our brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace. We sell our brands in a highly competitive market with many other multinational, national, regional and local firms. Some of our competitors are much larger firms that have greater resources and more substantial international operations.

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

We have license agreements with several companies to manufacture and/or sell certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Type	Brand	Location	Requirements

Cadbury Schweppes p.l.c. and affiliates	License to manufacture and/or sell and distribute confectionery products	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None
		CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2007

Société des Produits Nestlé SA	License to manufacture and distribute confectionery products	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2007

Huhtamäki Oy affiliate	Certain trademark licenses for confectionery products	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None

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

Environmental Considerations

Investments were made in 2007 to comply with environmental laws and regulations. These investments were not material with respect to our capital expenditures, earnings or competitive position.

Employees

As of December 31, 2007, we employed approximately 11,000 full-time and 1,800 part-time employees worldwide. Collective bargaining agreements covered approximately 4,200 employees for which agreements covering approximately 25% of these employees, primarily outside of the United States, will expire during 2008. We believe that our employee relations are good.

Financial Information by Geographic Area

Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 13.8% for 2007, 10.9% for 2006 and 10.9% for 2005. The percentage of total consolidated assets outside of the United States as of December 31, 2007 was 16.2% and as of December 31, 2006 was 13.8%. Operating profit margins vary among individual products and product groups.

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

You may also obtain a copy of any of these reports directly from the SEC. You may read and copy any material we file or furnish with the SEC at their Office of Investor Education and Advocacy, located at 100 F Street N.E., Washington, D.C. 20549. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 1-800-732-0330 (if you are calling from within the United States), or 202-551-8090. Because we electronically file our reports, you may also obtain this information from the SEC internet website at www.sec.gov. You can obtain additional contact information for the SEC on their website.

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

We are subject to changing economic, competitive, regulatory and technological risks and uncertainties because of the nature of our operations. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this report. Many of the forward-looking statements contained in this document may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “estimated” and “potential,” among others. Among the factors that could cause our actual results to differ materially from the results projected in our forward-looking statements are the risk factors described below.

Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect.

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

We use many different commodities for our business, including cocoa beans, cocoa products, sugar, dairy products, peanuts, almonds, corn sweeteners, natural gas and fuel oil.

Commodities are subject to price volatility and changes in supply caused by:

•	Commodity market fluctuations;

•	Currency exchange rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs and energy policies.

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

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product size may also result in a reduction in sales volume. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

Implementation of our supply chain transformation program may not occur within the anticipated timeframe and/or may exceed our cost estimates.

We announced a comprehensive supply chain transformation program in February 2007 which is expected to be completed by December 2009. We estimate that this program will incur pre-tax charges and non-recurring project implementation costs of $525 million to $575 million over the three-year period. Completion of this program is subject to multiple operating and executional risks, including coordination of manufacturing changes, production line startups, cross-border legal, regulatory and political issues, and foreign currency exchange risks, among others. If we are not able to complete the program initiatives within the anticipated timeframe and within our cost estimates, our results of operations and financial condition could be negatively impacted.

Issues related to the quality and safety of our products, ingredients or packaging could cause a product recall, resulting in harm to the Company’s reputation and negatively impacting our operating results.

In order to sell our iconic, branded products, we need to maintain a good reputation with our customers and consumers. Issues related to quality and safety of our products, ingredients or packaging, could jeopardize our Company’s image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, might negatively impact demand for our products, or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption. In addition, we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. Costs associated with these potential actions could negatively affect our operating results.

A product recall and related temporary plant closure during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier. We have filed a claim for damages and are currently in litigation. A receivable was included in prepaid expenses and other current assets related to the anticipated recovery of damages. Future developments in this case could impact our ability to recover the costs we incurred for the recall and temporary plant closure from responsible third-parties.

Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results.

Government regulators are investigating alleged pricing practices by members of the confectionery industries in certain jurisdictions. We are cooperating fully with all relevant authorities. These allegations could have a negative impact on our Company’s reputation. We may also be subject to subsequent litigation or government action, including payment of fines or damages. We may incur increased costs associated with this investigation. In addition, our costs could increase if we would be required to pay fines or damages, or institute additional, new, government-mandated regulatory controls. These possible actions could negatively impact our future operating results.

Pension costs could increase at a higher than anticipated rate.

Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our pension plans. Additionally, we could incur pension settlement losses if a significant number of employees who have retired or have left the company decide to withdraw substantial lump sums from their pension accounts. Pension settlement losses of approximately $11.8 million were incurred during 2007 and we anticipate additional settlement costs in 2008. The fair value of our pension plan assets exceeded pension benefits obligations as of December 31, 2007. However, a significant increase in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows.

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

Our largest customer, McLane Company, Inc., accounted for approximately 26% of our total net sales in 2007 reflecting the continuing consolidation of our customer base. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

Increased marketplace competition could hurt our business.

The global confectionery packaged goods industry is intensely competitive, as is the broader snack market. Some of our competitors are much larger firms that have greater resources and more substantial international operations. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.

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

In 2007, we derived approximately 13.8% of our net sales from customers located outside the United States. Some of our assets are also located outside of the United States. As part of our global growth strategy, we are increasing our investments outside of the United States, particularly in India and China. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;

•	Difficulties and costs associated with complying with, and enforcing remedies under a wide variety of complex laws, treaties and regulations;

•	Different regulatory structures and unexpected changes in regulatory environments;

•	Political and economic instability, including the possibility of civil unrest;

•	Nationalization of our properties by foreign governments;

•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	Potentially negative consequences from changes in tax laws;

•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	Increased costs, disruptions in shipping or reduced availability of freight transportation;

•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies; and

•	Failure to gain sufficient profitable scale in certain international markets resulting in losses from impairment or sale of assets.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties include the following:

Country	Location	Type	Status (Own/ Lease)
United States	Hershey, Pennsylvania (3 principal plants)	Manufacturing—confectionery products, and food and beverage enhancers	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Oakdale, California	Manufacturing—confectionery products, and food and beverage enhancers	Own*
	Robinson, Illinois	Manufacturing—confectionery and snack products, and food and beverage enhancers	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products, and food and beverage enhancers	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Redlands, California	Distribution	Own**
Canada	Smiths Falls, Ontario	Manufacturing—confectionery products, and food and beverage enhancers	Own*
	Mississauga, Ontario	Distribution	Lease

*	The Oakdale, California manufacturing facility ceased production in January 2008. The Smiths Falls, Ontario manufacturing facility is currently expected to cease production in the first quarter of 2009.
**	We expect to sell the Redlands, California facility in 2008 as part of our global supply chain transformation program and enter into a leasing arrangement for the facility for a period necessary to meet our continued operating requirements.

In addition to the locations indicated above, we are constructing a manufacturing facility for confectionery products in Monterrey, Mexico which will begin operations in 2008. We also own or lease several other properties and buildings worldwide which we use for manufacturing and for sales, distribution and administrative functions. Our facilities are well maintained. These facilities generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey, Pennsylvania. Many additions and improvements have been made to these facilities over the years and they include equipment of the latest type and technology.

Item 3.	LEGAL PROCEEDINGS

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau, and has received a request for information from the European Commission. In addition, the U.S. Department of Justice is conducting an inquiry. The Company is also party to approximately 50 related civil antitrust suits in the United States and three in Canada. Each claim contains class action allegations, instituted on behalf of consumers and, in some cases, by certain companies that purchase chocolate for resale, that allege conspiracies in restraint of trade and challenge the pricing and/or purchasing practices of the Company. Several other chocolate confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation and is a defendant in certain of the lawsuits. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We paid $252.3 million in cash dividends on our Common Stock and Class B Stock in 2007 and $235.1 million in 2006. The annual dividend rate on our Common Stock in 2007 was $1.19 per share, an increase of 10.2% over the 2006 rate of $1.08 per share. The 2007 dividend increase represented the 33rd consecutive year of Common Stock dividend increases.

On February 13, 2008, our Board of Directors declared a quarterly dividend of $.2975 per share of Common Stock payable on March 14, 2008, to stockholders of record as of February 25, 2008. It is the Company’s 313th consecutive Common Stock dividend. A quarterly dividend of $.2678 per share of Class B Stock also was declared.

Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 372.0 million shares of our Common Stock were traded during 2007. The Class B Stock is not publicly traded.

The closing price of our Common Stock on December 31, 2007 was $39.40. There were 40,901 stockholders of record of our Common Stock and our Class B Stock as of December 31, 2007.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past two years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2007
1st Quarter	$.2700	$.2425	$56.37	$49.70
2nd Quarter	.2700	.2425	56.75	49.81
3rd Quarter	.2975	.2678	51.29	44.03
4th Quarter	.2975	.2678	47.41	38.21

Total	$1.1350	$1.0206

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2006
1st Quarter	$.2450	$.2200	$55.44	$50.62
2nd Quarter	.2450	.2200	57.65	48.20
3rd Quarter	.2700	.2425	57.30	50.48
4th Quarter	.2700	.2425	53.60	48.96

Total	$1.0300	$.9250

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2007:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands of dollars)
October 1 through October 28, 2007	49,000	$42.04	—	$100,017

October 29 through November 25, 2007	69,000	$41.69	—	$100,017

November 26 through December 31, 2007	73,000	$39.59	—	$100,017

Total	191,000	$40.98	—

(1)	In December 2006, our Board of Directors approved a $250 million share repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of Five Year Cumulative Total Return*

The Hershey Company, S&P 500 Index and

S&P Packaged Foods Index

*	Hypothetical $100 invested on December 31, 2002 in Hershey Common Stock, S&P 500 Index and S&P Packaged Foods Index, assuming reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2007	2006	2005	2004	2003	2002
Summary of Operations
Net Sales	3.7%	$4,946,716	4,944,230	4,819,827	4,416,389	4,162,987	4,131,647

Cost of Sales	5.2%	$3,315,147	3,076,718	2,956,682	2,672,716	2,539,469	2,568,017
Selling, Marketing and Administrative	1.0%	$895,874	860,378	912,986	867,104	841,105	853,048
Business Realignment and Impairment Charges, Net		$276,868	14,576	96,537	—	23,357	27,552
Gain on Sale of Business(a)		$—	—	—	—	8,330	—
Interest Expense, Net	14.3%	$118,585	116,056	87,985	66,533	63,529	60,722
Provision for Income Taxes	(11.2)%	$126,088	317,441	277,090	235,399	257,268	228,427

Income before Cumulative Effect of Accounting Change	(11.5)%	$214,154	559,061	488,547	574,637	446,589	393,881
Cumulative Effect of Accounting Change		$—	—	—	—	7,368	—

Net Income	(11.5)%	$214,154	559,061	488,547	574,637	439,221	393,881

Net Income Per Share:
—Basic—Class B Stock	(8.1)%	$.87	2.19	1.85	2.11	1.55	1.33
—Diluted—Class B Stock	(8.0)%	$.87	2.17	1.84	2.09	1.54	1.32
—Basic—Common Stock	(8.2)%	$.96	2.44	2.05	2.31	1.71	1.47
—Diluted—Common Stock	(8.2)%	$.93	2.34	1.97	2.24	1.66	1.43
Weighted-Average Shares Outstanding:
—Basic—Common Stock		168,050	174,722	183,747	193,037	201,768	212,219
—Basic—Class B Stock		60,813	60,817	60,821	60,844	60,844	60,856
—Diluted		231,449	239,071	248,292	256,934	264,532	275,429
Dividends Paid on Common Stock	7.4%	$190,199	178,873	170,147	159,658	144,985	133,285
Per Share	12.5%	$1.135	1.03	.93	.835	.7226	.63
Dividends Paid on Class B Stock	12.4%	$62,064	56,256	51,088	46,089	39,701	34,536
Per Share	12.5%	$1.0206	.925	.84	.7576	.6526	.5675
Net Income as a Percent of Net Sales, GAAP Basis		4.3%	11.3%	10.1%	13.0%	10.6%	9.5%
Non-GAAP Income as a Percent of Net Sales(b)		9.7%	11.5%	11.7%	11.6%	11.0%	10.3%
Depreciation	13.5%	$292,658	181,038	200,132	171,229	158,933	155,384
Advertising	(4.7)%	$127,896	108,327	125,023	137,931	145,387	162,874
Payroll	1.7%	$645,083	645,480	647,825	614,037	585,419	594,372
Year-end Position and Statistics
Capital Additions	7.4%	$189,698	183,496	181,069	181,728	218,650	132,736
Capitalized Software Additions	3.7%	$14,194	15,016	13,236	14,158	18,404	11,836
Total Assets	4.0%	$4,247,113	4,157,565	4,262,699	3,794,750	3,577,026	3,483,442
Short-term Debt and Current Portion of Long-term Debt	98.0%	$856,392	843,998	819,115	622,320	12,509	28,124
Long-term Portion of Debt	8.5%	$1,279,965	1,248,128	942,755	690,602	968,499	851,800
Stockholders’ Equity	(16.0)%	$592,922	683,423	1,016,380	1,137,103	1,328,975	1,416,434
Full-time Employees		11,000	12,800	13,750	13,700	13,100	13,700
Return Measures
Operating Return on Average Stockholders’ Equity, GAAP Basis(c)		33.6%	65.8%	45.4%	46.6%	32.0%	30.3%
Non-GAAP Operating Return on Average Stockholders’ Equity(c)		75.5%	66.7%	52.2%	41.6%	33.2%	32.8%
Operating Return on Average Invested Capital, GAAP Basis(c)		12.4%	26.4%	23.6%	25.7%	18.3%	17.6%
Non-GAAP Operating Return on Average Invested Capital(c)		25.0%	26.8%	26.8%	23.2%	18.9%	18.9%
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		227,050	230,264	240,524	246,588	259,059	268,440
Market Price of Common Stock at Year-end	3.2%	$39.40	49.80	55.25	55.54	38.50	33.72
Range During Year		$56.75–38.21	57.65–48.20	67.37–52.49	56.75–37.28	39.33–30.35	39.75–28.23

(a)	Includes the gain on the sale of gum brands in 2003.
(b)	Non-GAAP Income as a Percent of Net Sales is calculated by dividing Non-GAAP Income excluding Items Affecting Comparability by Net Sales. A reconciliation of Net Income presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to Non-GAAP Income excluding items affecting comparability is provided on pages 19 and 20, along with the reasons why we believe that the use of Non-GAAP Income provides useful information to investors.
(c)	The calculation method for these measures is described on page 48 under RETURN MEASURES. The Non-GAAP Operating Return measures are calculated using Non-GAAP Income excluding items affecting comparability. A reconciliation of Net Income presented in accordance with GAAP to Non-GAAP Income excluding items affecting comparability is provided on pages 19 and 20, along with the reasons why we believe the use of Non-GAAP Income provides useful information to investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

The year ended December 31, 2007 was very difficult. We experienced sharp increases in the cost of commodities, particularly costs for dairy products. These cost increases totaled approximately $100 million and reduced gross margin by approximately 240 basis points. We also experienced increased competitive activity and changing consumer trends toward premium and trade-up product segments that affected our growth and profitability. In the face of these challenges, we did not have adequate product innovation and sufficient brand support or retail execution in our core U.S. market. Additionally, we continued to invest in key international markets.

Net sales were even with the prior year as increased sales from our international businesses and incremental sales from the acquisition of the Godrej Hershey Foods and Beverages Company were substantially offset by lower sales in the United States. Net sales declined in the United States primarily as a result of increased competitive activity and reduced retail velocity. Income and earnings per share were significantly lower than 2006 primarily as a result of a lower gross margin reflecting substantially higher input costs, principally related to higher costs for dairy products and certain other raw materials, and reduced price realization resulting from increased promotional costs, partly offset by lower costs associated with our supply chain productivity improvements. Increased investment spending for advertising and expansion of our international infrastructure also contributed to the lower income in 2007.

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

We believe that the disclosure of these non-GAAP measures provides investors with a better comparison of our year-to-year operating results. We exclude the effects of certain items from Income before Interest and Income Taxes (“EBIT”), Net Income and Income per Share-Diluted-Common Stock (“EPS”) when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business.

Items affecting comparability include the impacts of charges or credits in 2007, 2006, 2005, 2003 and 2002 associated with our business realignment initiatives and a reduction of the income tax provision in 2004 resulting from adjustments to income tax contingency reserves.

For the years ended December 31,	2007			2006
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$458.8	$214.2	$.93	$992.6	$559.1	$2.34
Items affecting comparability:
Business realignment charges included in cost of sales	123.1	80.9	.35	(3.2)	(2.0)	(.01)
Business realignment charges included in selling, marketing and administrative (“SM&A”)	12.6	7.8	.03	.3	.2	—
Business realignment and impairment charges, net	276.9	178.9	.77	14.5	9.3	.04

Non-GAAP results excluding items affecting comparability	$871.4	$481.8	$2.08	$1,004.2	$566.6	$2.37

For the years ended December 31,	2005			2004
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$853.6	$488.5	$1.97	$876.6	$574.6	$2.24
Items affecting comparability:
Business realignment charges included in cost of sales	22.5	13.4	.05	—	—	—
Business realignment and impairment charges, net	96.5	60.7	.25	—	—	—
Tax provision adjustment	—	—	—	—	(61.1)	(.24)

Non-GAAP results excluding items affecting comparability	$972.6	$562.6	$2.27	$876.6	$513.5	$2.00

For the years ended December 31,	2003			2002
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$767.4	$439.2	$1.66	$683.0	$393.9	$1.43
Items affecting comparability:
Business realignment charges included in cost of sales	2.1	1.3	—	6.4	4.1	.01
Costs to explore the sale of the Company included in SM&A	—	—	—	17.2	10.9	.04
Business realignment and impairment charges, net	23.4	14.2	.05	27.6	17.4	.06
Gain on sale of business	(8.3)	(5.7)	(.02)	—	—	—
Cumulative effect of accounting change	—	7.4	.03	—	—	—

Non-GAAP results excluding items affecting comparability	$784.6	$456.4	$1.72	$734.2	$426.3	$1.54

	Actual Results Excluding Items Affecting Comparability
Key Annual Performance Measures	2007	2006	2005
Increase in Net Sales	0.1%	2.6%	9.1%
(Decrease) increase in EBIT	(13.2)%	3.2%	11.0%
(Decline) improvement in EBIT Margin in basis points (“bps”)	(270)bps	10 bps	40 bps
(Decrease) increase in EPS	(12.2)%	4.4%	13.5%

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

				Percent Change
				Increase (Decrease)
For the years ended December 31,	2007	2006	2005	2007-2006	2006-2005
In millions of dollars except per share amounts
Net Sales	$4,946.7	$4,944.2	$4,819.8	0.1%	2.6%
Cost of Sales	3,315.1	3,076.7	2,956.7	7.7	4.1

Gross Profit	1,631.6	1,867.5	1,863.1	(12.6)	0.2

Gross Margin	33.0%	37.8%	38.7%

SM&A Expense	895.9	860.3	913.0	4.1	(5.8)

SM&A Expense as a percent of sales	18.1%	17.4%	18.9%

Business Realignment and Impairment Charges, net	276.9	14.6	96.5	N/A	(84.9)

EBIT	458.8	992.6	853.6	(53.8)	16.3
EBIT Margin	9.3%	20.1%	17.7%

Interest Expense, Net	118.6	116.1	88.0	2.2	31.9
Provision for Income Taxes	126.0	317.4	277.1	(60.3)	14.6

Effective Income Tax Rate	37.1%	36.2%	36.2%

Net Income	$214.2	$559.1	$488.5	(61.7)	14.4

Net Income Per Share—Diluted	$.93	$2.34	$1.97	(60.3)	18.8

Net Sales

2007 compared with 2006

Net sales for 2007 were essentially even with 2006. Sales increased for our international businesses, primarily exports to Asia and Latin America, as well as sales in Canada and Mexico. The acquisition of Godrej Hershey Foods and Beverages Company increased net sales by $46.5 million, or 0.9%, in 2007. Favorable foreign currency exchange rates also had a positive impact on sales. These increases were substantially offset by lower sales volume for existing products in the U.S., reflecting increased competitive activity and reduced retail velocity. Decreased price realization from higher rates of promotional spending and higher allowances for slow-moving products at retail more than offset increases in list prices contributing to the sales decline in the U.S.

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

Key Marketplace Metrics

For the 52 weeks ended December 31,	2007	2006	2005
Consumer Takeaway Increase	1.3%	4.0%	4.2%
Market Share (Decrease) Increase	(1.3)	(0.2)	0.7

Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores. The change in market share is provided for channels measured by syndicated data which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

2007 compared with 2006

Business realignment charges of $123.1 million were included in cost of sales in 2007, compared with a credit of $3.2 million included in cost of sales in 2006. The remainder of the cost of sales increase was primarily associated with significantly higher input costs, particularly for dairy products and certain other raw materials, and the Godrej Hershey Foods and Beverages business acquired in May 2007, offset somewhat by favorable supply chain productivity.

The gross margin decline was primarily attributable to the impact of business realignment initiatives recorded in 2007 compared with 2006, resulting in a reduction of 2.6 percentage points. The rest of the decline reflected substantially higher costs for raw materials, offset somewhat by improved supply chain productivity. Also contributing to the decrease was lower net price realization due to higher promotional costs.

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

Selling, Marketing and Administrative

2007 compared with 2006

Selling, marketing and administrative expenses increased primarily as a result of higher administrative and advertising expenses, partially offset by lower consumer promotional expenses. Project implementation costs related to our 2007 business realignment initiatives contributed $12.6 million to the increase. Higher administrative costs were principally associated with employee-related expenses from the expansion of our international businesses, including the impact of the acquisition of Godrej Hershey Foods and Beverages Company.

2006 compared with 2005

Selling, marketing and administrative expenses decreased primarily due to reduced administrative costs reflecting lower incentive compensation expense and savings resulting from our 2005 business realignment initiatives. Reduced advertising expense in 2006 was substantially offset by higher consumer promotion expenses.

Business Realignment Initiatives

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”) and, in December 2007, we recorded impairment and business realignment charges associated with our business in Brazil (together, “the 2007 business realignment initiatives”).

When completed, the global supply chain transformation program will greatly enhance our manufacturing, sourcing and customer service capabilities, reduce inventories resulting in improvements in working capital and generate significant resources to invest in our growth initiatives. These initiatives include accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet customer needs and disciplined global expansion. Under the program, which will be implemented in stages over three years, we will significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third, outsource production of low value-added items and construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs. The program will result in a total net reduction of 1,500 positions across our supply chain over the three-year implementation period.

The estimated pre-tax cost of the global supply chain transformation program is from $525 million to $575 million over three years. The total includes from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs. The costs will be incurred primarily in 2007 and 2008. Total costs of $400.0 million were recorded in 2007 for this program.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, which has not gained profitable scale or adequate market distribution. In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. The arrangement with Bauducco will leverage Bauducco’s strong sales and distribution capabilities for our products throughout Brazil. Under this agreement we will manufacture and market, and they will sell and distribute our products. We will maintain a 51% controlling interest in Hershey do Brasil. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance the financial performance of our business in Brazil.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”). Charges (credits) for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

Charges (credits) associated with business realignment initiatives recorded during 2007, 2006 and 2005 were as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Cost of sales
2007 business realignment initiatives:
Global supply chain transformation program	$123,090	$—	$—
2005 business realignment initiatives	—	(1,599)	22,459
Previous business realignment initiatives	—	(1,600)	—

Total cost of sales	123,090	(3,199)	22,459

Selling, marketing and administrative
2007 business realignment initiatives:
Global supply chain transformation program	12,623	—	—
2005 business realignment initiatives	—	266	—

Total selling, marketing and administrative	12,623	266	—

Business realignment and impairment charges, net 2007 business realignment initiatives:
Global supply chain transformation program:
Fixed asset impairments and plant closure expense	61,444	—	—
Employee separation costs	188,538	—	—
Contract termination costs	14,316	—	—
Brazilian business realignment:
Goodwill impairment	12,260	—	—
Employee separation costs	310	—	—
2005 business realignment initiatives:
U.S. voluntary workforce reduction program	—	9,972	69,472
U.S. facility rationalization (Las Piedras, Puerto Rico plant)	—	1,567	12,771
Streamline international operations (primarily Canada)	—	2,524	14,294
Previous business realignment initiatives	—	513	—

Total business realignment and impairment charges, net	276,868	14,576	96,537

Total net charges associated with business realignment initiatives and impairment	$412,581	$11,643	$118,996

The charge of $123.1 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions. The $12.6 million recorded in selling, marketing and administrative expenses related primarily to project management and administration. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value or fair value less cost to sell, if lower, of $40.2 million was being held for sale as of December 31, 2007. Employee separation costs included $79.0 million primarily for involuntary terminations at six North American manufacturing facilities which are being closed. The facilities are located in Naugatuck, Connecticut; Reading, Pennsylvania; Oakdale, California; Smiths Falls, Ontario; Montreal, Quebec; and Dartmouth, Nova Scotia. The employee separation costs also included $109.6 million for charges relating to pension and other post-retirement benefits settlements, curtailments and special termination benefits.

During the fourth quarter of 2007, we completed our annual impairment evaluation of goodwill and other intangible assets. As a result of reduced expectations for future cash flows resulting primarily from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do

Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with this charge. We discuss the impairment testing results in more detail in Note 1 and Note 16 to the Consolidated Financial Statements. During the fourth quarter of 2007, we also recorded a business realignment charge of $.3 million associated with our business in Brazil. This charge was principally associated with employee separation costs. Remaining charges of approximately $5.0 million for this business realignment program are expected to be recorded in 2008.

The charges (credits) recorded in cost of sales relating to the 2005 business realignment initiatives included a credit of $1.6 million in 2006 resulting from higher than expected proceeds from the sale of equipment from the Las Piedras plant and a charge of $22.5 million in 2005 resulting from accelerated depreciation related to the closure of the Las Piedras plant. The charge recorded in selling, marketing and administrative expenses in 2006 resulted from accelerated depreciation relating to the termination of an office building lease. The net business realignment charges included $7.3 million and $8.3 million for involuntary terminations in 2006 and 2005, respectively.

The charges (credits) recorded in 2006 relating to previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives. A settlement was reached with the remaining former employees in September 2007.

The liability balance as of December 31, 2007 relating to the 2007 business realignment initiatives was $68.4 million for employee separation costs to be paid primarily in 2008 and 2009. As of December 31, 2007, the liability balance relating to the 2005 business realignment initiatives was $3.3 million. During 2007 we made payments against the liabilities recorded for the 2007 business realignment initiatives of $13.2 million principally related to employee separation and project administration. We made payments during 2007 against the liabilities recorded for the 2005 business realignment initiatives of $16.2 million related to the voluntary workforce reduction. During 2006 we made total payments of $28.0 million against the liabilities recorded for the 2005 business realignment initiatives primarily associated with the voluntary workforce reduction.

Income Before Interest and Income Taxes and EBIT Margin

2007 compared with 2006

EBIT decreased in 2007 compared with 2006, principally as a result of higher net business realignment and impairment charges recorded in 2007. Net pre-tax business realignment and impairment charges of $412.6 million were recorded in 2007 compared with $11.6 million recorded in 2006, an increase of $400.9 million. The remainder of the decrease in EBIT was attributable to lower gross profit resulting primarily from higher input costs and higher selling, marketing and administrative expenses.

EBIT margin declined from 20.1% in 2006 to 9.3% in 2007. Net business realignment and impairment charges reduced EBIT margin by 8.3 percentage points in 2007. Net business realignment charges reduced EBIT margin by 0.2 percentage points in 2006. The remainder of the decrease primarily resulted from the lower gross margin, in addition to higher selling, marketing and administrative expense as a percentage of sales.

2006 compared with 2005

EBIT increased in 2006 compared with 2005, primarily as a result of lower net business realignment and impairment charges associated primarily with the 2005 business realignment initiatives. Net pre-tax business realignment charges of $11.6 million were recorded in 2006 compared with $119.0 million recorded in 2005, a decrease of $107.4 million. The remainder of the increase in EBIT was attributable to lower selling, marketing and administrative expenses which were partially offset by lower gross profit resulting from higher input costs and the impact of product obsolescence.

EBIT margin increased from 17.7% in 2005 to 20.1% in 2006. Net business realignment and impairment charges reduced EBIT margin by 0.2 percentage points in 2006 and 2.5 percentage points in 2005. The remainder of the improvement in EBIT margin reflected lower selling, marketing and administrative expenses as a percentage of sales.

Interest Expense, Net

2007 compared with 2006

Net interest expense was higher in 2007 than in 2006, primarily reflecting increased borrowings partially offset by lower interest rates.

2006 compared with 2005

Net interest expense was higher in 2006 than in 2005, primarily reflecting higher interest expense resulting from commercial paper borrowings to fund repurchases of Common Stock and working capital requirements, along with significant contributions to our pension plans in late 2005. Higher interest rates in 2006 also contributed to the increase in interest expense.

Income Taxes and Effective Tax Rate

2007 compared with 2006

Our effective income tax rate was 37.1% for 2007 and 36.2% for 2006. The impact of tax rates associated with business realignment and impairment charges increased the effective income tax rate for 2007 by 1.1 percentage points.

2006 compared with 2005

Our effective income tax rate was 36.2% for 2006 and 2005.

Net Income and Net Income Per Share

2007 compared with 2006

Net income in 2007 was reduced by $267.7 million, or $1.15 per share-diluted, and in 2006 was reduced by $7.6 million, or $.03 per share-diluted, as a result of net business realignment and impairment charges. Excluding the impact of these charges, earnings per share-diluted in 2007 decreased by $.29 as compared with 2006 as a result of lower EBIT, offset somewhat by reduced interest expense and the impact of lower weighted-average shares outstanding in 2007.

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

FINANCIAL CONDITION

Our financial condition remained strong during 2007. Solid cash flow from operations and our liquidity, leverage and capital structure contributed to our continued investment grade credit rating by recognized rating agencies.

Acquisitions and Divestitures

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we invested $61.5 million during 2007 and own a 51% controlling interest in Godrej Hershey Foods and Beverages Company. Total liabilities assumed were $51.6 million. Effective in May 2007, this business acquisition was included in our consolidated results, including the related minority interest. Annual sales for this business are expected to be approximately $70.0 million.

Also in May 2007, our Company and Lotte Confectionery Co., LTD., entered into a manufacturing agreement in China that will produce Hershey products and certain Lotte products for the market in China. We invested $39.0 million in 2007 and own a 44% interest. We are accounting for this investment using the equity method.

In October 2006, our wholly-owned subsidiary, Artisan Confections Company, purchased the assets of Dagoba Organic Chocolates, LLC based in Ashland, Oregon, for $17.0 million. Dagoba is known for its high-quality organic chocolate bars, drinking chocolates and baking products that are primarily sold in natural food and gourmet stores across the United States. Dagoba has annual sales of approximately $8.0 million.

In August 2005, Artisan Confections Company completed the acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the United States. Scharffen Berger also owns and operates three specialty stores located in New York, New York and in Berkeley and San Francisco, California.

Also, in August 2005, Artisan Confections Company acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Distinctive products created by Joseph Schmidt include artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. We sell these products in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million. Together, these companies have combined annual sales of approximately $25 million.

Results subsequent to the dates of acquisition were included in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

In October 2005, our wholly-owned subsidiary, Hershey Canada Inc., completed the sale of its Mr. Freeze freeze pops business for $2.7 million.

Assets

A summary of our assets is as follows:

December 31,	2007	2006
In thousands of dollars

Current assets	$1,426,574	$1,417,812
Property, plant and equipment, net	1,539,715	1,651,300
Goodwill and other intangibles	740,575	642,269
Other assets	540,249	446,184

Total assets	$4,247,113	$4,157,565

•	The change in current assets from 2006 to 2007 was primarily due to the following:

•	Higher cash and cash equivalents in 2007 due to the timing of cash collections;

•	A decrease in accounts receivable primarily resulting from lower sales in December 2007 as compared with December 2006;

•

A decrease in inventories in 2007 reflecting lower raw material and goods in process inventories resulting from reduced manufacturing requirements and the global supply chain transformation program, in addition to lower finished goods inventories as a result of working capital improvement initiatives, partially offset by an inventory build in anticipation of the relocation of certain manufacturing processes under the global supply chain transformation program;

•	An increase in deferred income taxes primarily associated with the 2007 business realignment and impairment charges as well as impending executive retirement benefit payments; and

•

An increase in prepaid expenses and other current assets primarily reflecting receivables associated with certain commodity transactions, and assets acquired through the Godrej Hershey Foods and Beverages Company acquisition.

•

Property, plant and equipment was lower in 2007 primarily due to depreciation expense of $292.7 million and asset retirements, partially offset by capital additions and assets acquired through the Godrej Hershey Foods and Beverages Company acquisition. Accelerated depreciation of facilities designated for closure and certain asset retirements resulted primarily from the global supply chain transformation program.

•

Goodwill and other intangibles increased as a result of the Godrej Hershey Foods and Beverages Company acquisition and the effect of currency translation adjustments, offset partially by a reduction resulting from the goodwill impairment charge associated with our business in Brazil. Further information is included in Note 1 and Note 16 to the Consolidated Financial Statements.

•

The increase in other assets was primarily associated with the 2007 business acquisitions, as well as the reclassification of certain tax benefits to other assets in accordance with the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”).

Liabilities

A summary of our liabilities is as follows:

December 31,	2007	2006
In thousands of dollars

Current liabilities	$1,618,770	$1,453,538
Long-term debt	1,279,965	1,248,128
Other long-term liabilities	544,016	486,473
Deferred income taxes	180,842	286,003

Total liabilities	$3,623,593	$3,474,142

•	Changes in current liabilities from 2006 to 2007 were primarily the result of the following:

•	Higher accounts payable reflecting the effect of working capital improvement initiatives;

•	Higher accrued liabilities primarily associated with the 2007 business realignment initiatives and higher expected employee benefit payments; and

•

An increase in short-term debt reflecting commercial paper borrowings, partially offset by a decrease in the current-portion of long-term debt primarily resulting from the payment of 6.95% Notes due in March 2007.

•	The increase in long-term debt in 2007 was primarily associated with debt assumed through the Godrej Hershey Foods and Beverages Company acquisition.

•

The increase in other long-term liabilities and a corresponding decrease in deferred income taxes of $56.4 million in 2007 were associated with the reclassification of unrecognized tax benefits from deferred income taxes to other long-term liabilities in accordance with the adoption of FIN No. 48, discussed further in Note 11 to the Consolidated Financial Statements. The residual decrease in deferred income taxes is primarily attributable to the effect of the 2007 business realignment initiatives.

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

Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust” or the “Trust”) maintains voting control over The Hershey Company. Historically, the Milton Hershey School Trust had not taken an active role in setting our policy, nor has it exercised influence with regard to the ongoing business decisions of our Board of Directors or management. However, in October 2007, the Chairman of the Board of the Milton Hershey School Trust issued a statement indicating that the Trust continues to be guided by two key principles: first, that, in its role as controlling stockholder of the Company, it intends to retain its controlling interest in The Hershey Company and, second, that the long-term prosperity of the Company requires the Board of Directors of the Company and its management to build on its strong U.S. position by aggressively pursuing strategies for domestic and international growth. He further stated that the Milton Hershey School Trust had communicated to the Company’s Board that the Trust was not satisfied with the Company’s results and that, as a result, the Trust was “actively engaged in an ongoing process, the goal of which has been to ensure vigorous Company Board focus on resolving the Company’s current business challenges and on implementing new growth strategies.” In that release, the Trust board chairman reiterated the Trust’s longstanding position that the Company Board, and not the Trust board, “is solely responsible and accountable for the Company’s management and performance.”

On November 11, 2007 we announced that all of the members of our Board of Directors had resigned except for Richard H. Lenny, who was at that time our Chairman of the Board and Chief Executive Officer, David J. West, who was at that time President of the Company and currently serves as our President and Chief Executive Officer, and Robert F. Cavanaugh, who is also a member of the board of directors of Hershey Trust Company and board of managers (governing body) of Milton Hershey School. In addition, we announced that the Milton Hershey School Trust through stockholder action effected by written consent had amended the By-laws of the Company to allow the Company’s stockholders to fix the number of directors to serve on our Board of Directors and from time to time to increase or decrease such number of directors, expanded the size of our Board of Directors from 11 directors to 13 directors, and appointed eight new directors, including two who are also members of the board of directors of Hershey Trust Company and board of managers of Milton Hershey School.

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

Cash Flows from Operating Activities

Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Net income	$214,154	$559,061	$488,547
Depreciation and amortization	310,925	199,911	218,032
Stock-based compensation and excess tax benefits	9,526	16,323	14,263
Deferred income taxes	(124,276)	4,173	71,038
Business realignment and impairment charges, net of tax	267,653	7,573	74,021
Contributions to pension plans	(15,836)	(23,570)	(277,492)
Working capital	148,019	(40,553)	(174,010)
Changes in other assets and liabilities	(31,329)	275	47,363

Net cash provided from operating activities	$778,836	$723,193	$461,762

•	Over the past three years, total cash provided from operating activities was approximately $2.0 billion.

•

In 2007, depreciation and amortization expenses increased principally as the result of the accelerated depreciation charges related to the 2007 business realignment initiatives. These amounts represented non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•	The change in cash used by deferred income taxes in 2007 primarily reflected the deferred tax benefit related to the 2007 business realignment and impairment charges.

•

We contributed $316.9 million to our pension plans over the past three years to improve the plans’ funded status and to pay benefits under the non-funded plans. As of December 31, 2007, the fair value of our pension plan assets exceeded benefits obligations by $354.0 million.

•

Over the three-year period, cash provided from or used by working capital tended to fluctuate due to sales during December and working capital management practices, including initiatives implemented during 2007 to reduce working capital.

•

During the three-year period, cash provided from changes in other assets and liabilities primarily reflected the impact of business realignment initiatives and the related tax effects, incentive compensation, and the effect of hedging transactions.

•	The decrease in income taxes paid in 2007 compared with 2006 primarily reflected a lower federal extension payment for 2006 income taxes and the impact of lower annualized taxable income for 2007.

Cash Flows from Investing Activities

Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Capital additions	$(189,698)	$(183,496)	$(181,069)
Capitalized software additions	(14,194)	(15,016)	(13,236)
Business acquisitions	(100,461)	(17,000)	(47,074)
Proceeds from divestitures	—	—	2,713

Net cash used by investing activities	$(304,353)	$(215,512)	$(238,666)

•	Capital additions were primarily associated with our global supply chain transformation program, modernization of existing facilities and purchases of manufacturing equipment for new products.

•	Capitalized software additions were primarily for ongoing enhancement of our information systems.

•	We anticipate total capital expenditures of $300 million to $325 million in 2008 of which approximately $150 million to $170 million is associated with our global supply chain transformation program.

•

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd. to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we invested $61.5 million in this business during 2007.

•

In May 2007, our Company and Lotte Confectionery Co. LTD. entered into a manufacturing agreement to produce Hershey products and certain Lotte products for markets in China. We invested $39.0 million in this business during 2007.

•	In October 2006, our wholly-owned subsidiary, Artisan Confections Company, acquired the assets of Dagoba Organic Chocolates, LLC for $17.0 million.

•

In August 2005, Artisan Confections Company acquired the assets of Joseph Schmidt Confections, Inc. and completed the acquisition of Scharffen Berger Chocolate Maker, Inc. The combined purchase price for Joseph Schmidt and Scharffen Berger was $47.1 million.

•	In October 2005, our wholly-owned subsidiary, Hershey Canada Inc., sold its Mr. Freeze freeze pops business for $2.7 million.

Cash Flows from Financing Activities

Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Net change in short-term borrowings	$195,055	$(163,826)	$475,582
Long-term borrowings	—	496,728	248,318
Repayment of long-term debt	(188,891)	(234)	(278,236)
Cash dividends paid	(252,263)	(235,129)	(221,235)
Exercise of stock options	59,958	46,386	101,818
Repurchase of Common Stock	(256,285)	(621,648)	(536,997)

Net cash used by financing activities	$(442,426)	$(477,723)	$(210,750)

•

We use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. Additional information on short-term borrowings is included under Borrowing Arrangements below.

•	In January 2007, we exercised our option to purchase a warehouse and distribution facility subject to a consolidated lease arrangement and refinanced the related obligation of $38.7 million.

•	In March 2007, we repaid $150.0 million of 6.95% Notes due in 2007.

•

In August 2006, we issued $250 million of 5.3% Notes due in 2011 and $250 million of 5.45% Notes due in 2016. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2006 described under Registration Statements below.

•	In August 2005, we issued $250 million of 4.85% Notes due in 2015 under an August 1997 Form S-3 Registration Statement.

•	We paid cash dividends of $190.2 million on our Common Stock and $62.1 million on our Class B Stock in 2007.

•	Cash used for the repurchase of Common Stock was partially offset by cash received from the exercise of stock options.

Repurchases and Issuances of Common Stock

For the years ended December 31,	2007		2006		2005
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under pre-approved share repurchase programs:
Open market repurchases	2,916	$149,983	9,912	$524,387	4,085	$238,157
Milton Hershey School Trust repurchases	—	—	689	38,482	69	3,936
Shares repurchased to replace Treasury Stock issued for stock options and employee benefits	2,046	106,302	1,096	58,779	4,859	294,904

Total share repurchases	4,962	256,285	11,697	621,648	9,013	536,997
Shares issued for stock options and employee benefits	(1,748)	(56,670)	(1,437)	(44,564)	(2,949)	(74,438)

Net change	3,214	$199,615	10,260	$577,084	6,064	$462,559

•

We intend to continue to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•

During 2006, we completed share repurchase programs of $250 million approved in April 2005 and $500 million approved in December 2005. In December 2006, our Board of Directors approved an additional $250 million share repurchase program. As of December 31, 2007, $100.0 million remained available for repurchases of Common Stock under this program.

Cumulative Share Repurchases and Issuances

A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	(In thousands)
Shares repurchased under authorized programs:
Open market repurchases	57,436	$1,984,431
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	68,298	2,217,161
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares reissued for stock option obligations, supplemental retirement contributions, and employee stock ownership trust obligations	(27,495)	(710,551)
Shares repurchased to replace reissued shares	24,767	993,579

Total held as Treasury Stock as of December 31, 2007	132,852	$4,001,562

Borrowing Arrangements

We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity.

•

In December 2006, we entered into a five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings to $1.5 billion with the consent of the lenders. During the fourth quarter of 2007, the lenders approved an extension of this agreement by one year in accordance with our option under the agreement. The five-year agreement will now expire in December 2012. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. Due to seasonal working capital needs, share repurchases and other business activities, we announced in August 2007 that we expected borrowings to exceed $1.1 billion from time to time during the next twelve months. In lieu of increasing the borrowing limit under the five-year credit agreement, in August 2007, we entered into an additional unsecured revolving short-term credit agreement to borrow up to $300 million. Funds borrowed under the new short-term credit agreement may be used for general corporate purposes, including commercial paper backstop. The agreement will expire in August 2008. These unsecured revolving credit agreements contain certain financial and other covenants, customary representations, warranties, and events of default. As of December 31, 2007, we complied with all of these covenants.

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

•

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2007, we could borrow up to approximately $57.0 million in various currencies under the lines of credit and as of December 31, 2006, we could borrow up to $54.2 million.

Registration Statements

•

In September 2005, we filed a shelf registration statement on Form S-3 that was declared effective in January 2006. Under this registration statement, we could offer on a delayed or continuous basis up to $750 million aggregate principal amount of additional debt securities (the “$750 Million Shelf Registration Statement”).

•

In May 2006, we filed a new shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”). The WKSI Registration Statement replaces, and will be used in lieu of, the $750 Million Shelf Registration Statement for offerings of debt securities occurring subsequent to May 2006.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of December 31, 2007, our contractual cash obligations by year were as follows:

	Payments Due by Year
	(In thousands of dollars)
Contractual Obligations	2008	2009	2010	2011	2012	Thereafter	Total
Unconditional Purchase Obligations	$1,058,200	$618,000	$277,500	$99,300	$—	$—	$2,053,000
Non-cancelable Operating Leases	15,376	11,901	7,458	6,314	5,419	7,937	54,405
Long-term Debt	6,104	8,034	8,240	256,596	154,103	852,992	1,286,069

Total Obligations	$1,079,680	$637,935	$293,198	$362,210	$159,522	$860,929	$3,393,474

In entering into contractual obligations, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. Our risk is limited to replacing the contracts at prevailing market rates. We do not expect any significant losses resulting from counterparty defaults.

Purchase Obligations

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above, consists of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2007.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2007 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2007, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

Lease Arrangement with Special Purpose Trust

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“Interpretation No. 46”). Interpretation No. 46 addresses consolidation by business enterprises of special-purpose entities (“SPEs”), such as special-purpose trusts (“SPTs”), to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, Consolidated Financial Statements, does not apply because the SPEs have no voting interests or otherwise are not subject to control through ownership of voting interests. We adopted Interpretation No. 46 as of June 30, 2003, resulting in the consolidation of off-balance sheet arrangements with SPTs. As of December 31, 2007 and 2006, we had no off-balance sheet arrangements.

In December 2000, we entered into a lease agreement with the owner of a warehouse and distribution facility in Redlands, California. The lease term was approximately ten years, with occupancy to begin upon completion of the facility. The lease agreement contained an option for us to purchase the facility. In January 2002, we assigned our right to purchase the facility to an SPT that in turn purchased the completed facility and leased it to us under a new lease agreement. The term of this lease agreement was five years, with up to four renewal periods of five years each with the consent of the lessor. The cost incurred by the SPT to acquire the facility, including land, was $40.1 million. We exercised our option to purchase the facility at the original cost of $40.1 million and refinanced the related obligation at the end of the lease term in January 2007.

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

As of December 31, 2007, certain real estate associated with the closure of facilities under the global supply chain transformation program is being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which has not been reflected in our current estimates.

Income Tax Obligations

We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company and interpretation of tax laws. We are regularly audited by Federal, state and foreign tax authorities. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments. We adjust the reserves, from time to time, based upon changing facts and circumstances, such as receiving audit assessments or clearing of an item for which a reserve has been established. Assessments of additional tax require cash payments. We are not aware of any significant income tax assessments. The amount of tax obligations is not included in the table of contractual cash obligations by year on page 35 because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes.

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

Accounting Under Statement of Financial Accounting Standards No. 133

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 provides that we report the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument as a component of other comprehensive income. We reclassify the effective portion of the gain or loss on these derivative instruments into income in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument resulting from hedge ineffectiveness, if any, must be recognized currently in earnings.

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

As of December 31, 2007, we designated and accounted for all derivative instruments, including foreign exchange forward contracts and commodities futures contracts, as cash flow hedges. Additional information regarding accounting policies associated with derivative instruments is contained in Note 5 to the Consolidated Financial Statements, Derivative Instruments and Hedging Activities.

The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2007. Note 1, Note 5 and Note 7 to the Consolidated Financial Statements provide additional information.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2007. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$6,104	$8,034	$8,240	$256,596	$154,103	$852,992	$1,286,069	$1,331,141
Interest Rate	10.0%	10.1%	9.9%	5.4%	7.0%	6.2%	6.2%

We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2007.

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

In October 2003, we entered into swap agreements effectively converting interest payments on long-term debt from fixed to variable rates. We converted interest payments on $200 million of 6.7% Notes due in October 2005 and $150 million of 6.95% Notes due in March 2007 from their respective fixed rates to variable rates based on the London Interbank Offered Rate, LIBOR. In March 2004, we terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. We amortized this increase over the terms of the respective long-term debt as a reduction to interest expense.

As of December 31, 2007, and 2006 we were not a party to any interest rate swap agreements.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge transactions denominated in foreign currencies. These transactions are primarily purchase commitments or forecasted purchases of equipment, raw materials and finished goods. We also may hedge payment of forecasted intercompany transactions with our subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.

Foreign exchange forward contracts are effective as hedges of identifiable, foreign currency commitments. We designate our foreign exchange forward contracts as cash flow hedging derivatives. The fair value of these contracts is classified as either an asset or liability on the Consolidated Balance Sheets. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings.

A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2007		2006
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$13.8	British pounds Australian dollars Euros	$29.0	Australian dollars Canadian dollars Euros

Foreign exchange forward contracts to sell foreign currencies	$86.7	Canadian dollars Brazilian reais Mexican pesos

We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

A summary of the fair value and market risk associated with foreign exchange forward contracts is as follows:

December 31,	2007	2006
In millions of dollars

Fair value of foreign exchange forward contracts and options—(liability) asset	$(2.1)	$1.5

Potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates	$.2	$.2

Our risk related to foreign exchange forward contracts is limited to the cost of replacing the contracts at prevailing market rates.

Commodities—Price Risk Management and Futures Contracts

Our most significant raw material requirements include cocoa beans, cocoa products, sugar, dairy products, peanuts and almonds. The cost of cocoa beans and cocoa products and prices for related futures contracts historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•	the effect of weather on crop yield;

•	imbalances between supply and demand;

•	currency exchange rates;

•	political unrest in producing countries; and

•	speculative influences.

During 2007, cocoa prices traded in a relatively wide range between 74¢ and 95¢ per pound, based on the New York Board of Trade futures contract. Our costs will not necessarily reflect market price fluctuations because of our forward purchasing practices, premiums and discounts that reflect varying delivery times, and supply and demand for specific varieties and grades of cocoa beans, cocoa liquor, cocoa butter and cocoa powder.

During 2007, dairy prices were significantly higher, starting the year at nearly 13¢ per pound and rising to 22¢ per pound on a class II fluid milk basis. Tight global supplies were driven by drought in Australia as well as reduced exports from the European Union due to the elimination of subsidies. Also, input costs for U.S. producers were up due to heightened grain prices impacting feed costs. Additionally, the United States Department of Agriculture adjusted their mechanism for establishing market prices of nonfat dry milk, further escalating costs.

We attempt to minimize the effect of future price fluctuations related to the purchase of our raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. We use futures contracts in combination with forward purchasing of cocoa beans and cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. However, the dairy markets are not as developed as many of the other commodities markets and, therefore, it is not possible to hedge our costs by taking forward positions to extend coverage for longer periods of time. We use fuel oil futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

We account for commodities futures contracts in accordance with SFAS No. 133. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the New York Board of Trade or various other exchanges. These changes in value represent unrealized gains and losses. We report these cash transfers as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for the payment of future invoice prices of raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

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

For the years ended December 31,	2007		2006
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$(112.5)	$11.3	$138.4	$13.8
Lowest long position	(460.9)	46.1	(147.0)	14.7
Average position (long)	(317.0)	31.7	(37.3)	3.7

The decrease in fair values from 2006 to 2007 primarily reflected a decrease in net commodity positions, which more than offset the impact of higher prices in 2007. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.

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

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. McLane Company, Inc. accounted for approximately 25.9% of our total accounts receivable as of December 31, 2007. As of December 31, 2007, no other customer accounted for more than 10% of our total accounts receivable. We believe we have little concentration of credit risk associated with the remainder of our customer base.

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

Information on our Accounts Receivable—Trade, related expenses and assumptions is as follows:

For the three-year period	2005-2007
In millions of dollars, except percents

Average expense for potential uncollectible accounts	$.8
Average write-offs of uncollectible accounts	$2.0
Allowance for doubtful accounts as a percentage of gross accounts receivable	1% – 2%

•	We recognize the provision for uncollectible accounts as selling, marketing and administrative expense in the Consolidated Statements of Income.

•	If we made reasonably possible near-term changes in the most material assumptions regarding collectibility of accounts receivable, our annual provision could change within the following range:

•	A reduction in expense of approximately $4.7 million; and

•	An increase in expense of approximately $4.0 million.

•	Changes in estimates for future uncollectible accounts receivable would not have a material impact on our liquidity or capital resources.

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

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2007	2006	2005
In millions of dollars

Promotional costs	$702.1	$631.7	$583.5

•	We determine the amount of the accrued liability by:

•	Analysis of programs offered;

•	Historical trends;

•	Expectations regarding customer and consumer participation;

•	Sales and payment trends; and

•	Experience with payment patterns associated with similar, previously offered programs.

•

The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

•	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:

•	A reduction in costs of approximately $16.0 million

•	An increase in costs of approximately $3.0 million

•	Changes in these assumptions would affect net sales and income before income taxes.

•	Over the three-year period ended December 31, 2007, actual promotion costs have not deviated from the estimated amounts by more than 6.0%.

•	Changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.

Liabilities associated with potentially unsaleable products

•	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.

•	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.

•

Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

•	Over the three-year period ended December 31, 2007, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.

•

Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $.7 million to $1.4 million.

•	Over the three-year period ended December 31, 2007, actual costs have not deviated from our estimates by more than 1%.

•	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.

Pension and Other Post-Retirement Benefit Plans

Overview

We sponsor a number of defined benefit pension plans. The primary plans are The Hershey Company Retirement Plan and The Hershey Company Retirement Plan for Hourly Employees. These are cash balance plans that provide pension benefits for most domestic employees hired prior to January 1, 2007. We monitor legislative and regulatory developments regarding cash balance plans, as well as recent court cases, for any impact on our plans. We also sponsor two primary post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

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

We adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006.

Pension Plans

Our pension plan costs and related assumptions were as follows:

For the years ended December 31,	2007	2006	2005
In millions of dollars

Net periodic pension benefit (income) costs	$(9.0)	$25.3	$29.9

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	5.8%	5.4%	5.7%
Average discount rate assumptions—benefit obligation calculation	6.2%	5.7%	5.4%
Asset return assumptions	8.5%	8.5%	8.5%

Net Periodic Pension Benefit Costs

We recorded net periodic pension benefit income in 2007 primarily due to the modifications announced in October 2006 which reduced future benefits under The Hershey Company Retirement Plan, The Hershey Company Retirement Plan for Hourly Employees and the Supplemental Executive Retirement Plan, the higher actual return on pension assets during 2006, and the impact of a higher discount rate assumption as of December 31, 2006. Pension income is expected to increase somewhat in 2008 due to the impact of the 2007 business realignment initiatives and the retirement or departure of certain executives.

Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains/losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial gain component of net periodic pension benefit income for 2008 is $.2 million. The 2007 recognized net actuarial loss component of net periodic pension benefit income was $1.1 million. Projections beyond 2008 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit (Income) Costs

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2007 and 2006, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Citigroup Pension Discount Curve. In 2005, we considered the yields of high quality securities in determining the average discount rate assumptions. High quality securities are generally considered to be those receiving a rating no lower than the second highest given by a recognized rating agency. The duration of such securities is reasonably comparable to the duration of our pension plan liabilities.

The use of a different discount rate assumption can significantly affect net periodic benefit (income) cost:

•	A one-percentage point decrease in the discount rate assumption would have decreased 2007 net periodic pension benefit income by $10.9 million.

•	A one-percentage point increase in the discount rate assumption would have increased 2007 net periodic pension benefit income by $4.5 million.

Average Discount Rate Assumption—Benefit Obligations

The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit (income) cost as described above. We increased our 2007 discount rate assumption due to the increasing interest rate environment.

The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2007 pension benefits obligations by $106.9 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2007 pension benefits obligations by $89.8 million.

Asset Return Assumptions

We based the expected return on plan assets component of net periodic pension benefit (income) costs on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 20 years prior to December 31, 2007 was approximately 9.8%. The actual return on assets was as follows:

For the years ended December 31,	2007	2006	2005
Actual return on assets	7.1%	15.7%	7.8%

The use of a different asset return assumption can significantly affect net periodic benefit (income) cost:

•	A one-percentage point decrease in the asset return assumption would have decreased 2007 net periodic pension benefit income by $13.9 million.

•	A one-percentage point increase in the asset return assumption would have increased 2007 net periodic pension benefit income by $13.7 million.

Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2007, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes. As of December 31, 2007, the benefit plan fixed income assets were invested primarily in conventional instruments benchmarked to the Lehman Aggregate Bond Index and direct exposure to highly volatile, risky sectors, such as sub-prime mortgages, was minimal.

For 2007 and 2006, minimum funding requirements for the plans were not material. However, we made contributions of $15.8 million in 2007 and $23.6 million in 2006 to improve the funded status of our qualified plans and for the payment of benefits under our non-qualified pension plans. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate or asset return assumptions would not have changed the 2007 minimum funding requirements for the domestic plans. For 2008, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material.

Post-Retirement Benefit Plans

Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2007	2006	2005
In millions of dollars

Net periodic other post-retirement benefit cost	$24.7	$28.7	$24.6

Assumptions:
Average discount rate assumption	5.8%	5.4%	5.7%

The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have increased 2007 net periodic other post-retirement benefit cost by $1.6 million.

•	A one-percentage point increase in the discount rate assumption would have decreased 2007 net periodic other post-retirement benefit cost by $1.2 million.

Other post-retirement benefit obligation assumptions were as follows:

December 31,	2007	2006
In millions of dollars

Other post-retirement benefit obligation	$362.9	$345.1

Assumptions:
Benefit obligations discount rate assumption	6.2%	5.7%

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2007 other post-retirement benefits obligations by $32.6 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2007 other post-retirement benefits obligations by $28.0 million.

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

The Company performs annual impairment tests in the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. As a result of reduced expectations for future cash flows resulting from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with this charge. We discuss the impairment testing results in more detail in Note 1 and Note 16 to the Consolidated Financial Statements. We determined that none of our goodwill or other intangible assets were impaired as of December 31, 2006 and 2005 based on our annual impairment evaluation.

Commodities Futures Contracts

We use futures contracts in combination with forward purchasing of cocoa and other commodities primarily to reduce the risk of future price increases, provide visibility to future costs and take advantage of market fluctuations. Accounting for commodities futures contracts is in accordance with SFAS No. 133. Additional information with regard to accounting policies associated with commodities futures contracts and other derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2007	2006	2005
In millions of dollars

Net after-tax gains (losses) on cash flow hedging derivatives	$6.8	$11.4	$(6.5)
Reclassification adjustments from accumulated other comprehensive loss to income	.2	(5.3)	18.1
Hedge ineffectiveness (losses) gains recognized in cost of sales, before tax	(.5)	2.0	(2.0)

•	We reflected reclassification adjustments related to gains or losses on commodities futures contracts in cost of sales.

•	No gains or losses on commodities futures contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on commodities futures contracts in income due to excluding such components from the hedge effectiveness assessment.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $5.0 million after tax as of December 31, 2007. This amount is primarily associated with commodities futures contracts.

RETURN MEASURES

We believe that two important measures of profitability are operating return on average stockholders’ equity and operating return on average invested capital. These operating return measures calculated in accordance with GAAP are presented on the SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY on page 18 with the directly comparable Non-GAAP operating return measures. The Non-GAAP operating return measures are calculated using Non-GAAP Income excluding items affecting comparability. A reconciliation of Net Income presented in accordance with GAAP to Non-GAAP Income excluding items affecting comparability is provided on pages 19 and 20, along with the reasons why we believe that the use of Non-GAAP Income in these calculations provides useful information to investors.

Operating Return on Average Stockholders’ Equity

Operating return on average stockholders’ equity is calculated by dividing net income by the average of beginning and ending stockholders’ equity. To calculate Non-GAAP operating return on average stockholders’ equity, we define Non-GAAP Income as net income adjusted to exclude certain items. These items include the following:

•	After-tax effect of the business realignment and impairment charges in 2007, 2006, 2005, 2003 and 2002

•	Adjustment to income tax contingency reserves which reduced the provision for income taxes in 2004

•	After-tax gain on the sale of a group of our gum brands in 2003

•	After-tax effect of incremental expenses to explore the possible sale of our Company in 2002

Our operating return on average stockholders’ equity, GAAP basis, was 33.6% in 2007. Our Non-GAAP operating return on average stockholders’ equity was 75.5% in 2007. The decrease in operating return on average stockholders’ equity in 2007 was principally due to lower income. Over the last six years, our Non-GAAP operating return on stockholders’ equity has ranged from 32.8% in 2002 to 75.5% in 2007.

Operating Return on Average Invested Capital

Operating return on average invested capital is calculated by dividing earnings by average invested capital. Average invested capital consists of the annual average of the beginning and ending balances of long-term debt, deferred income taxes and stockholders’ equity.

For the calculation of operating return on average invested capital, GAAP basis, earnings is defined as net income adjusted to add back the after-tax effect of interest on long-term debt. For the calculation of the Non-GAAP operating return measure, we define earnings as net income adjusted to add back the after-tax effect of interest on long-term debt excluding the following:

•	After-tax effect of the business realignment and impairment charges in 2007, 2006, 2005, 2003 and 2002

•	Adjustment to income tax contingency reserves on the provision for income taxes in 2004

•	After-tax gain on the sale of a group of our gum brands in 2003

•	After-tax effect of incremental expenses to explore the possible sale of our Company in 2002

Our operating return on average invested capital, GAAP basis, was 12.4% in 2007. Our Non-GAAP operating return on average invested capital was 25.0% in 2007. Over the last six years, our Non-GAAP operating return on average invested capital has ranged from 18.9% in 2002 and 2003 to 26.8% in 2005 and 2006.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors beginning on page 9 for information concerning the key risks to achieving our future performance goals.

The year ended December 31, 2007 was very difficult. We experienced sharp increases in the cost of commodities, particularly costs for dairy products. These cost increases totaled approximately $100 million and reduced gross margin by approximately 240 basis points. We also experienced increased competitive activity and changing consumer trends toward premium and trade-up product segments that affected our growth and profitability. In the face of these challenges, we did not have adequate product innovation and sufficient brand support or retail execution in our core U.S. market. Additionally, we continued to invest in key international markets.

We expect this environment to continue into 2008 with continued increases in input costs versus 2007 of approximately $100 million, reducing gross margin by 200 basis points in 2008. We will also incur higher costs for increased investment in brand support and selling capabilities in the U.S., while we are taking steps to enhance product innovation across our portfolio. We will also be continuing to invest in key international markets, particularly China and India.

To offset higher input costs, we are implementing aggressive productivity and cost savings initiatives in addition to those already underway as part of our global supply chain transformation program. We are also pursuing opportunities to improve price realization, including list price increases effective in January 2008. However, these pricing actions will only partly offset input cost increases and expenses associated with investment spending plans, resulting in lower EBIT and EPS, excluding items affecting comparability.

We expect consolidated net sales to grow 3% to 4% in 2008. Our primary goal is to stabilize business performance in the United States. We will continue to emphasize our iconic brands, particularly Reese’s, Hershey’s and Kisses. We will also introduce Hershey’s Bliss™, Signatures packaged candy and Starbucks® branded chocolates to more fully participate in the rapidly growing premium and trade-up segments of the chocolate category. We will also have the full-year benefit of increased levels of retail coverage and increased investment in brand support. For the remainder of the Americas, we expect increases in net sales and profitability from Canada and Mexico, offset somewhat in Brazil as we restructure our business.

Global growth is a key component of our future. We plan continued focus on growth in Asia, particularly China and India. We expect Godrej Hershey Foods and Beverages Company to have a positive impact on net sales for 2008 as we geographically expand the sugar confectionery business and introduce milk mix products. We anticipate net sales increases in China as the product line we introduced in 2007 gains distribution and consumer trial. We also anticipate the opening of Hershey’s Shanghai Chocolate World prior to the 2008 Olympics to gain additional exposure for our brands.

For 2008, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program and restructuring our business in Brazil to be in the range of $140 to $160 million. We expect costs of approximately $85 million to be included in cost of sales, primarily for accelerated depreciation, and approximately $20 million to be included in selling, marketing and administrative expenses for start up costs and program management. The remainder of these costs will be included in business realignment and impairment charges. Total charges associated with our business realignment initiatives in 2008 are expected to reduce diluted earnings per share by $0.37 to $0.42.

As a result of higher input costs and increased investment in trade and consumer promotional programs and advertising, along with investment in our international businesses, we expect EBIT to decrease in 2008, excluding the impact of business realignment and impairment charges. We expect EBIT margin to decline due to investments in advertising, selling capabilities and building infrastructure for our international businesses.

Business realignment and impairment charges associated with our global supply chain transformation program and the restructuring of our business in Brazil will reduce net income and earnings per share in 2008. Excluding the impact of these business realignment initiatives, net income is expected to decline reflecting the increased investments in our businesses. As a result, non-GAAP earnings per share-diluted excluding items affecting comparability is expected to be within the $1.85 to $1.90 range for 2008.

A reconciliation of GAAP and non-GAAP items to the Company’s earnings per share-diluted outlook is as follows:

2008

Expected EPS-diluted in accordance with GAAP	$1.43-1.53
Total business realignment and impairment charges	$0.37-0.42

Non-GAAP expected EPS-diluted excluding items affecting comparability	$1.85-1.90

We believe that the disclosure of non-GAAP expected EPS-diluted excluding items affecting comparability provides investors with a better comparison of expected year-to-year operating results. A reconciliation of certain historical results presented in accordance with GAAP to non-GAAP financial measures excluding items affecting comparability is provided on pages 19 and 20, along with the reasons why we believe the use of non-GAAP financial measures provides useful information to investors.

We anticipate cash flows from operating activities in 2008 to be strong, but below 2007 levels as a result of reduced working capital improvements compared with 2007 and increased cash required for our global supply chain transformation program. We expect working capital to improve in 2008, primarily driven by inventory reductions in the second half of the year, but not at the levels experienced in 2007. Net cash provided from operating activities is expected to exceed cash requirements for capital additions, capitalized software additions and anticipated dividend payments. For 2008, we expect total capital additions to be in the range of $300 to $325 million, with $150 to $170 million associated with our global supply chain transformation program.

SUBSEQUENT EVENT

In January 2008, we announced an increase in the wholesale prices of our domestic confectionery line, effective immediately. The price increase applied to our standard bar, king-size bar, 6-pack and vending lines and represented a weighted average increase of approximately thirteen percent on these items. These products represent approximately one-third of our U.S. confectionery portfolio. The price changes approximated a three percent price increase over our entire domestic product line. We implemented this action to help partially offset increases in input costs, including raw materials, fuel, utilities and transportation.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for our Company beginning January 1, 2008 as it applies to the accounting for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company beginning January 1, 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. We do not expect any significant changes to our financial accounting and reporting as a result of this new accounting standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). The objective of SFAS No. 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141R establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree;

b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;

c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 141R is effective for our Company for business combinations occurring subsequent to December 31, 2008. We have not yet determined the impact of the adoption of this accounting standard.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our Company as of January 1, 2009. We have not yet determined the impact of the adoption of this new accounting standard.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item with respect to market risk is set forth in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 37 through 40.

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

The 2007, 2006 and 2005 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on the Company’s financial statements is included on page 54.

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

David J. West Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, at December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York February 18, 2008

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2007	2006	2005
In thousands of dollars except per share amounts

Net Sales	$4,946,716	$4,944,230	$4,819,827

Costs and Expenses:
Cost of sales	3,315,147	3,076,718	2,956,682
Selling, marketing and administrative	895,874	860,378	912,986
Business realignment and impairment charges, net	276,868	14,576	96,537

Total costs and expenses	4,487,889	3,951,672	3,966,205

Income before Interest and Income Taxes	458,827	992,558	853,622
Interest expense, net	118,585	116,056	87,985

Income before Income Taxes	340,242	876,502	765,637
Provision for income taxes	126,088	317,441	277,090

Net Income	$214,154	$559,061	$488,547

Net Income Per Share—Basic—Class B Common Stock	$.87	$2.19	$1.85

Net Income Per Share—Diluted—Class B Common Stock	$.87	$2.17	$1.84

Net Income Per Share—Basic—Common Stock	$.96	$2.44	$2.05

Net Income Per Share—Diluted—Common Stock	$.93	$2.34	$1.97

Cash Dividends Paid Per Share:
Common Stock	$1.1350	$1.030	$.9300
Class B Common Stock	1.0206	.925	.8400

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2007	2006
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$129,198	$97,141
Accounts receivable—trade	487,285	522,673
Inventories	600,185	648,820
Deferred income taxes	83,668	61,360
Prepaid expenses and other	126,238	87,818

Total current assets	1,426,574	1,417,812
Property, Plant and Equipment, Net	1,539,715	1,651,300
Goodwill	584,713	501,955
Other Intangibles	155,862	140,314
Other Assets	540,249	446,184

Total assets	$4,247,113	$4,157,565

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$223,019	$155,517
Accrued liabilities	538,986	454,023
Accrued income taxes	373	—
Short-term debt	850,288	655,233
Current portion of long-term debt	6,104	188,765

Total current liabilities	1,618,770	1,453,538
Long-term Debt	1,279,965	1,248,128
Other Long-term Liabilities	544,016	486,473
Deferred Income Taxes	180,842	286,003

Total liabilities	3,623,593	3,474,142

Commitments and Contingencies	—	—
Minority Interest	30,598	—

Stockholders’ Equity:
Preferred Stock, shares issued: none in 2007 and 2006	—	—
Common Stock, shares issued: 299,095,417 in 2007 and 299,085,666 in 2006	299,095	299,085
Class B Common Stock, shares issued: 60,806,327 in 2007 and 60,816,078 in 2006	60,806	60,816
Additional paid-in capital	335,256	298,243
Retained earnings	3,927,306	3,965,415
Treasury—Common Stock shares, at cost: 132,851,893 in 2007 and 129,638,183 in 2006	(4,001,562)	(3,801,947)
Accumulated other comprehensive loss	(27,979)	(138,189)

Total stockholders’ equity	592,922	683,423

Total liabilities, minority interest and stockholders’ equity	$4,247,113	$4,157,565

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$214,154	$559,061	$488,547
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	310,925	199,911	218,032
Stock-based compensation expense, net of tax of $10,634, $14,524 and $19,716, respectively	18,987	25,598	34,449
Excess tax benefits from exercise of stock options	(9,461)	(9,275)	(20,186)
Deferred income taxes	(124,276)	4,173	71,038
Business realignment and impairment charges, net of tax of $144,928, $4,070, and $44,975, respectively	267,653	7,573	74,021
Contributions to pension plans	(15,836)	(23,570)	(277,492)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	40,467	(14,919)	(130,663)
Inventories	45,348	(12,461)	(60,062)
Accounts payable	62,204	(13,173)	16,715
Other assets and liabilities	(31,329)	275	47,363

Net Cash Provided from Operating Activities	778,836	723,193	461,762

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(189,698)	(183,496)	(181,069)
Capitalized software additions	(14,194)	(15,016)	(13,236)
Business acquisitions	(100,461)	(17,000)	(47,074)
Proceeds from divestitures	—	—	2,713

Net Cash (Used by) Investing Activities	(304,353)	(215,512)	(238,666)

Cash Flows Provided from (Used by) Financing Activities
Net change in short-term borrowings	195,055	(163,826)	475,582
Long-term borrowings	—	496,728	248,318
Repayment of long-term debt	(188,891)	(234)	(278,236)
Cash dividends paid	(252,263)	(235,129)	(221,235)
Exercise of stock options	50,497	37,111	81,632
Excess tax benefits from exercise of stock options	9,461	9,275	20,186
Repurchase of Common Stock	(256,285)	(621,648)	(536,997)

Net Cash (Used by) Financing Activities	(442,426)	(477,723)	(210,750)

Increase in Cash and Cash Equivalents	32,057	29,958	12,346
Cash and Cash Equivalents as of January 1	97,141	67,183	54,837

Cash and Cash Equivalents as of December 31	$129,198	$97,141	$67,183

Interest Paid	$126,450	$105,250	$88,077
Income Taxes Paid	253,977	325,451	206,704

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2005	$—	$299,060	$60,841	$171,413	$(6,387)	$3,374,171	$(2,762,304)	$309	$1,137,103

Net income						488,547			488,547
Other comprehensive (loss)								(9,631)	(9,631)

Comprehensive income									478,916
Dividends:
Common Stock, $.93 per share						(170,147)			(170,147)
Class B Common Stock, $.84 per share						(51,088)			(51,088)
Conversion of Class B Common Stock into Common Stock		23	(23)						—
Incentive plan transactions				236			1,161		1,397
Stock-based compensation				35,764					35,764
Exercise of stock options				44,759			73,258		118,017
Employee stock ownership trust/benefits transactions				202	3,194		19		3,415
Repurchase of Common Stock							(536,997)		(536,997)

Balance as of December 31, 2005	—	299,083	60,818	252,374	(3,193)	3,641,483	(3,224,863)	(9,322)	1,016,380

Net income						559,061			559,061
Other comprehensive income								9,105	9,105

Comprehensive income									568,166
Adjustment to initially apply SFAS No. 158, net of tax								(137,972)	(137,972)
Dividends:
Common Stock, $1.03 per share						(178,873)			(178,873)
Class B Common Stock, $.925 per share						(56,256)			(56,256)
Conversion of Class B Common Stock into Common Stock		2	(2)						—
Incentive plan transactions				840			3,250		4,090
Stock-based compensation				34,374					34,374
Exercise of stock options				9,732			39,992		49,724
Employee stock ownership trust/benefits transactions				923	3,193		1,322		5,438
Repurchase of Common Stock							(621,648)		(621,648)

Balance as of December 31, 2006	—	299,085	60,816	298,243	—	3,965,415	(3,801,947)	(138,189)	683,423

Net income						214,154			214,154
Other comprehensive income								110,210	110,210

Comprehensive income									324,364
Dividends:
Common Stock, $1.135 per share						(190,199)			(190,199)
Class B Common Stock, $1.0206 per share						(62,064)			(62,064)
Conversion of Class B Common Stock into Common Stock		10	(10)						—
Incentive plan transactions				1,426			2,082		3,508
Stock-based compensation				29,790					29,790
Exercise of stock options				5,797			54,588		60,385
Repurchase of Common Stock							(256,285)		(256,285)

Balance as of December 31, 2007	$—	$299,095	$60,806	$335,256	$—	$3,927,306	$(4,001,562)	$(27,979)	$592,922

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies employed by our Company are discussed below and in other notes to the consolidated financial statements.

Items Affecting Comparability

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS No. 158”). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:

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

Effective December 31, 2006, we adopted SFAS No. 158. The provisions of SFAS No. 158 require that the funded status of our pension plans and the benefit obligations of our post-retirement benefit plans be recognized in our balance sheet. Appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with an offsetting after-tax effect of $138.0 million recorded as a component of other comprehensive income rather than as an adjustment to the ending balance of accumulated other comprehensive loss. The presentation of other comprehensive income for the year ended December 31, 2006 was adjusted to exclude the impact of the adoption of SFAS No. 158.

The consolidated financial statements include the impact of our business realignment initiatives as described in Note 3. Cost of sales included a pre-tax charge resulting from the business realignment initiatives of $123.1 million in 2007, a pre-tax credit of $3.2 million in 2006, and a pre-tax charge of $22.5 million in 2005. Selling, marketing and administrative expenses included a pre-tax charge resulting from the business realignment initiatives of $12.6 million in 2007 and $.3 million in 2006.

Our effective income tax rate was 37.1% in 2007, 36.2% in 2006 and 36.2% in 2005. The effective income tax rate for 2007 was higher by 1.1 percentage points and for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with business realignment and impairment charges.

We have made certain reclassifications to prior year amounts to conform to the 2007 presentation.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we own a 51% controlling interest in Godrej Hershey Foods and Beverages Company. This business acquisition is included in our consolidated financial results, including the related minority interest.

Equity Investments

We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. In May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Company, LTD to produce Hershey products and certain Lotte products for the market in China. We own a 44% interest in this entity and are accounting for this investment using the equity method.

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

Revenue Recognition

We record sales when all of the following criteria have been met:

•	a valid customer order with a fixed price has been received;

•	a delivery appointment with the customer has been made;

•	the product has been delivered to the customer;

•	there is no further significant obligation to assist in the resale of the product; and

•	collectibility is reasonably assured.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Selling, Marketing and Administrative

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

Commodities Futures Contracts

In connection with the purchasing of cocoa beans and cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, we enter into commodities futures contracts to reduce the effect of price fluctuations.

We account for commodities futures contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss must be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. All derivative instruments which we are currently utilizing, including commodities futures contracts, are designated and accounted for as cash flow hedges. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. We determined that the useful lives of trademarks are indefinite and, therefore, these assets are not being amortized. We are amortizing customer-related intangible assets over their estimated useful lives of approximately ten years. We are amortizing patents over their remaining legal lives of approximately thirteen years.

We conduct an impairment evaluation for goodwill annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared with the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans. We also consider assumptions which may be used by market participants. Such assumptions are subject to change as a result of changing economic and competitive conditions.

As a result of reduced expectations for future cash flows resulting primarily from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. Based on our annual impairment evaluations, we determined that no goodwill or other intangible assets were impaired as of December 31, 2006 and 2005.

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

Prior to the adoption of SFAS No. 158 as of December 31, 2006, a minimum pension liability adjustment was required when the actuarial present value of accumulated pension plan benefits exceeded plan assets and accrued pension liabilities, less allowable intangible assets. Minimum pension liability adjustments, net of income taxes, were recorded as a component of other comprehensive income (loss), “Minimum Pension Liability Adjustments.” Subsequent to the adoption of SFAS No. 158, changes to the balances of the unrecognized prior service cost and the unrecognized net actuarial loss, net of income taxes, are recorded as a component of other comprehensive income (loss), “Pension and Post-retirement Benefit Plans”.

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

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge transactions denominated in foreign currencies. These transactions are primarily related to firm commitments or forecasted purchases of equipment, certain raw materials and finished goods. We also hedge payment of forecasted intercompany transactions with our subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements.

Foreign exchange forward contracts are intended to be and are effective as hedges of identifiable foreign currency commitments and forecasted transactions. Foreign exchange forward contracts are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or liability. Gains and losses on these contracts are recorded as a component of other comprehensive income and are reclassified into earnings in the same period during which the hedged transaction affects earnings. Additional information with regard to accounting policies for derivative instruments, including foreign exchange forward contracts is contained in Note 5, Derivative Instruments and Hedging Activities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

License Agreements

We enter into license agreements under which we have access to certain trademarks and proprietary technology, and manufacture and/or market and distribute certain products. The rights under these agreements are extendible on a long-term basis at our option subject to certain conditions, including minimum sales and unit volume levels, which we have met. License fees and royalties, payable under the terms of the agreements, are expensed as incurred and included in selling, marketing and administrative expenses.

Research and Development

We expense research and development costs as incurred. Research and development expense was $28.0 million in 2007, $27.6 million in 2006 and $22.6 million in 2005. Research and development expense is included in selling, marketing and administrative expenses.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, marketing and administrative expenses was $127.9 million in 2007, $108.3 million in 2006 and $125.0 million in 2005. We had no prepaid advertising expense as of December 31, 2007 and $0.4 million as of December 31, 2006.

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

The unamortized amount of capitalized software was $35.9 million as of December 31, 2007 and was $36.0 million as of December 31, 2006. We amortize software costs using the straight-line method over the expected life of the software, generally three to five years. Accumulated amortization of capitalized software was $159.6 million as of December 31, 2007 and $145.4 million as of December 31, 2006.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. ACQUISITIONS AND DIVESTITURES

In May, 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we invested $61.5 million during 2007 and own a 51% controlling interest in Godrej Hershey Foods and Beverages Company. In accordance with the purchase method of accounting, the purchase price of the acquisition was allocated to the underlying assets and liabilities at the date of the acquisition based on their preliminary estimated respective fair values which may be revised at a later date. We have not yet finalized the purchase price allocation for the Godrej Hershey Foods and Beverages Company acquisition and are in the process of obtaining valuations for the acquired net assets. Total liabilities assumed in 2007 were $51.6 million.

Also in May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Co., LTD., to produce Hershey products and certain Lotte products for the market in China. We invested $39.0 million in 2007 and own a 44% interest. We are accounting for this investment using the equity method.

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

In August 2005, Artisan Confections Company completed the acquisition of Scharffen Berger Chocolate Maker, Inc. Based in San Francisco, California, Scharffen Berger is known for its high-cacao content, signature dark chocolate bars and baking products sold online and in a broad range of outlets, including specialty retailers, natural food stores and gourmet centers across the United States. Scharffen Berger also owns and operates three specialty stores located in New York, New York and in Berkeley and San Francisco, California.

Also, in August 2005, Artisan Confections Company acquired the assets of Joseph Schmidt Confections, Inc., a premium chocolate maker located in San Francisco, California. Distinctive products created by Joseph Schmidt include artistic and innovative truffles, colorful chocolate mosaics, specialty cookies, and handcrafted chocolates. We sell these products in select department stores and other specialty outlets nationwide as well as in Joseph Schmidt stores located in San Jose and San Francisco, California. The combined purchase price for Scharffen Berger and Joseph Schmidt was $47.1 million.

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

3. BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”) and, in December 2007, we recorded impairment and business realignment charges associated with our business in Brazil (together, “the 2007 business realignment initiatives”).

When completed, the global supply chain transformation program will greatly enhance our manufacturing, sourcing and customer service capabilities, reduce inventories resulting in improvements in working capital and

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

generate significant resources to invest in our growth initiatives. These initiatives include accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet customer needs and disciplined global expansion. Under the program, which will be implemented in stages over three years, we will significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third, outsource production of low value-added items and construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs. The program will result in a total net reduction of 1,500 positions across our supply chain over the three–year implementation period.

The estimated pre-tax cost of the global supply chain transformation program is from $525 million to $575 million over three years. The total includes from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs. The costs will be incurred primarily in 2007 and 2008. Total costs of $400.0 million were recorded in 2007 for this program.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, which has not gained profitable scale or adequate market distribution. In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. The arrangement with Bauducco will leverage Bauducco’s strong sales and distribution capabilities for our products throughout Brazil. Under this agreement we will manufacture and market, and they will sell and distribute our products. We will maintain a 51% controlling interest in Hershey do Brasil. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance the financial performance of our business in Brazil.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”). Charges (credits) for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges (credits) associated with business realignment initiatives recorded during 2007, 2006 and 2005 were as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Cost of sales
2007 business realignment initiatives:
Global supply chain transformation program	$123,090	$—	$—
2005 business realignment initiatives	—	(1,599)	22,459
Previous business realignment initiatives	—	(1,600)	—

Total cost of sales	123,090	(3,199)	22,459

Selling, marketing and administrative
2007 business realignment initiatives:
Global supply chain transformation program	12,623	—	—
2005 business realignment initiatives	—	266	—

Total selling, marketing and administrative	12,623	266	—

Business realignment and impairment charges, net
2007 business realignment initiatives:
Global supply chain transformation program:
Fixed asset impairments and plant closure expense	61,444	—	—
Employee separation costs	188,538	—	—
Contract termination costs	14,316	—	—
Brazilian business realignment:
Goodwill impairment	12,260	—	—
Employee separation costs	310	—	—
2005 business realignment initiatives:
U.S. voluntary workforce reduction program	—	9,972	69,472
U.S. facility rationalization (Las Piedras, Puerto Rico plant)	—	1,567	12,771
Streamline international operations (primarily Canada)	—	2,524	14,294
Previous business realignment initiatives	—	513	—

Total business realignment and impairment charges, net	276,868	14,576	96,537

Total net charges associated with business realignment initiatives and impairment	$412,581	$11,643	$118,996

The charge of $123.1 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions. The $12.6 million recorded in selling, marketing and administrative expenses related primarily to project management and administration. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value or fair value less cost to sell, if lower, of $40.2 million was being held for sale as of December 31, 2007. Employee separation costs included $79.0 million primarily for involuntary terminations at six North American manufacturing facilities which are being closed. The facilities are located in Naugatuck, Connecticut; Reading, Pennsylvania; Oakdale, California; Smiths Falls, Ontario; Montreal, Quebec; and Dartmouth, Nova Scotia. The employee separation costs also included $109.6 million for charges relating to pension and other post-retirement benefits settlements, curtailments and special termination benefits.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2007, we completed our annual impairment evaluation of goodwill and other intangible assets. As a result of reduced expectations for future cash flows resulting primarily from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with this charge. We discuss the impairment testing results in more detail in Note 1 and Note 16 to the Consolidated Financial Statements. During the fourth quarter of 2007, we also recorded a business realignment charge of $.3 million associated with our business in Brazil. This charge was principally associated with employee separation costs. Remaining charges of approximately $5.0 million for this business realignment program are expected to be recorded in 2008.

The charges (credits) recorded in cost of sales relating to the 2005 business realignment initiatives included a credit of $1.6 million in 2006 resulting from higher than expected proceeds from the sale of equipment from the Las Piedras plant and a charge of $22.5 million in 2005 resulting from accelerated depreciation related to the closure of the Las Piedras plant. The charge recorded in selling, marketing and administrative expenses in 2006 resulted from accelerated depreciation relating to the termination of an office building lease. The net business realignment charges included $7.3 million and $8.3 million for involuntary terminations in 2006 and 2005, respectively.

The charges (credits) recorded in 2006 relating to previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement as to several of the eight former employees who had filed a complaint alleging that the Company had discriminated against them on the basis of age in connection with the 2003 business realignment initiatives. A settlement was reached with the remaining former employees in September 2007.

The liability balance as of December 31, 2007 relating to the 2007 business realignment initiatives was $68.4 million for employee separation costs to be paid primarily in 2008 and 2009. As of December 31, 2007, the liability balance relating to the 2005 business realignment initiatives was $3.3 million. During 2007 we made payments against the liabilities recorded for the 2007 business realignment initiatives of $13.2 million principally related to employee separation and project administration. We made payments during 2007 against the liabilities recorded for the 2005 business realignment initiatives of $16.2 million related to the voluntary workforce reduction. During 2006 we made total payments of $28.0 million against the liabilities recorded for the 2005 business realignment initiatives primarily associated with the voluntary workforce reduction.

4. COMMITMENTS AND CONTINGENCIES

We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2007.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2007 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2007, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, we had entered into purchase agreements with various suppliers. Subject to meeting our Company’s quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2007:

Obligations	2008	2009	2010	2011
In millions of dollars
Purchase obligations	$1,058.2	$618.0	$277.5	$99.3

We have commitments under various operating leases. Future minimum payments under non-cancelable operating leases with a remaining term in excess of one year were as follows as of December 31, 2007:

Lease Commitments	2008	2009	2010	2011	2012	Thereafter
In millions of dollars
Future minimum rental payments	$15.4	$11.9	$7.5	$6.3	$5.4	$7.9

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

As of December 31, 2007, certain real estate associated with the closure of facilities under the global supply chain transformation program is being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which has not been reflected in our current estimates.

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau, and has received a request for information from the European Commission. In addition, the U.S. Department of Justice is conducting an inquiry. The Company is also party to approximately 50 related civil antitrust suits in the United States and three in Canada. Each claim contains class action allegations, instituted on behalf of consumers and, in some cases, by certain companies that purchase chocolate for resale, that allege conspiracies in restraint of trade and challenge the pricing and/or purchasing practices of the Company. Several other chocolate confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation and is a defendant in certain of the lawsuits. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with SFAS No. 133. SFAS No. 133 requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivative depends on:

•	whether the instrument qualifies for and has been designated as a hedging relationship; and

•	the type of hedging relationship.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

There are three types of hedging relationships:

•	cash flow hedge;

•	fair value hedge; and

•	hedge of foreign currency exposure of a net investment in a foreign operation.

As of December 31, 2007, all of our derivative instruments were classified as cash flow hedges.

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

In October 2003, we entered into swap agreements effectively converting interest payments on long-term debt from fixed to variable rates. We converted interest payments on $200 million of 6.7% Notes due in October 2005 and $150 million of 6.95% Notes due in March 2007 from their respective fixed rates to variable rates based on LIBOR. In March 2004, we terminated these agreements, resulting in cash receipts totaling $5.2 million, with a corresponding increase to the carrying value of the long-term debt. We amortized this increase over the remaining terms of the respective long-term debt as a reduction to interest expense.

We included gains and losses on these interest rate swap agreements in other comprehensive income. We recognized the gains and losses on these interest rate swap agreements as an adjustment to interest expense in the same period as the hedged interest payments affected earnings.

As of December 31, 2007, we were not a party to any interest rate swap agreements.

We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the Consolidated Statements of Cash Flows.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our risk related to the swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts

We enter into foreign exchange forward contracts to hedge transactions primarily related to commitments and forecasted purchases of equipment, raw materials and finished goods denominated in foreign currencies. We may also hedge payment of forecasted intercompany transactions with our subsidiaries outside the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.

Foreign exchange forward contracts are effective as hedges of identifiable, foreign currency commitments. Since there is a direct relationship between the foreign currency derivatives and the foreign currency denomination of the transactions, the derivatives are highly effective in hedging cash flows related to transactions denominated in the corresponding foreign currencies. We designate our foreign exchange forward contracts as cash flow hedging derivatives.

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

We classify the fair value of foreign exchange forward contracts as prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets. We report the offset to the contracts and options in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. On hedges associated with the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts as net cash provided from operating activities.

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

We use exchange traded futures contracts to fix the price of physical forward purchase contracts. Physical forward purchase contracts meet the SFAS No. 133 definition of “normal purchases and sales” and, therefore, are not accounted for as derivative instruments. On a daily basis, we receive or make cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses). As mentioned above, such gains and losses are included as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for payment of future invoice prices for raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedge Effectiveness—Commodities

We perform an assessment of hedge effectiveness for commodities futures on a quarterly basis. Because of the rollover strategy used for commodities futures contracts, as required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements. This occurs as we switch futures contracts from nearby contract positions to contract positions that are required to fix the price of anticipated manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. In accordance with SFAS No. 133, we record the ineffective portion of gains or losses on commodities futures currently in cost of sales.

The prices of commodities futures contracts reflect delivery to the same locations where we take delivery of the physical commodities. Therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item.

Summary of Activity

Our cash flow hedging derivative activity during the last three years was as follows:

For the years ended December 31,	2007	2006	2005
In millions of dollars
Net after-tax gains (losses) on cash flow hedging derivatives	$6.8	$11.4	$(6.5)
Reclassification adjustments from accumulated other comprehensive income to income, net of tax	.2	(5.3)	18.1
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	(.5)	2.0	(2.0)

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

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

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $5.0 million after tax as of December 31, 2007. This amount was primarily associated with commodities futures contracts.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. COMPREHENSIVE INCOME

The presentation of other comprehensive income for the year ended December 31, 2006 was adjusted to exclude the impact of the adoption of SFAS No. 158. A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2007	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$214,154

Other comprehensive income (loss):
Foreign currency translation adjustments	$44,845	$—	44,845
Pension and post-retirement benefit plans	104,942	(46,535)	58,407
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	10,623	(3,838)	6,785
Reclassification adjustments	252	(79)	173

Total other comprehensive income	$160,662	$(50,452)	110,210

Comprehensive income			$324,364

For the year ended December 31, 2006	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$559,061

Other comprehensive income (loss):
Foreign currency translation adjustments	$(278)	$—	(278)
Minimum pension liability adjustments	5,395	(2,035)	3,360
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	18,206	(6,847)	11,359
Reclassification adjustments	(8,370)	3,034	(5,336)

Total other comprehensive income	$14,953	$(5,848)	9,105

Comprehensive income			$568,166

For the year ended December 31, 2005	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$488,547

Other comprehensive income (loss):
Foreign currency translation adjustments	$17,151	$—	17,151
Minimum pension liability adjustments	(5,395)	3,164	(2,231)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(10,255)	3,791	(6,464)
Reclassification adjustments	(28,435)	10,348	(18,087)

Total other comprehensive income	$(26,934)	$17,303	(9,631)

Comprehensive income			$478,916

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2007	2006
In thousands of dollars

Foreign currency translation adjustments	$44,810	$(35)
Pension and post-retirement benefit plans	(79,565)	(137,972)
Cash flow hedges	6,776	(182)

Total accumulated other comprehensive loss	$(27,979)	$(138,189)

7. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2007 and 2006, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,286.1 million as of December 31, 2007, compared with a fair value of $1,331.1 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $1,436.9 million as of December 31, 2006 compared with a fair value of $1,519.1 million.

Foreign Exchange Forward Contracts

For information on the objectives, strategies and accounting polices related to our use of foreign exchange forward contracts, see Note 5, Derivative Instruments and Hedging Activities.

The following table summarizes our foreign exchange activity:

December 31,	2007		2006
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$13.8	British pounds Australian dollars Euros	$29.0	Australian dollars Canadian dollars Euros

Foreign exchange forward contracts to sell foreign currencies	$86.7	Canadian dollars Brazilian reais Mexican pesos

The fair value of foreign exchange forward contracts is included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities, as appropriate.

We define the fair value of foreign exchange forward contracts as the amount of the difference between contracted and current market foreign currency exchange rates at the end of the period. On a quarterly basis, we estimate the fair value of foreign exchange forward contracts by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets was as follows:

December 31,	2007	2006
In millions of dollars

Fair value of foreign exchange forward contracts and options—(liability) asset	$(2.1)	$1.5

8. INTEREST EXPENSE

Net interest expense consisted of the following:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Long-term debt and lease obligations	$80,351	$71,546	$66,324
Short-term debt	43,485	46,269	23,164
Capitalized interest	(2,770)	(77)	(3)

Interest expense, gross	121,066	117,738	89,485
Interest income	(2,481)	(1,682)	(1,500)

Interest expense, net	$118,585	$116,056	$87,985

9. SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper, or bank loans with an original maturity of three months or less. Credit agreements entered into over the last three years were as follows:

Date of Agreement	Type of Agreement	Purpose	Credit Limit

August 2007 (expires August 2008)	Unsecured revolving credit agreement	General corporate purposes	$300 million

December 2006 (term extended in 2007, now expires December 2012)	Unsecured revolving credit agreement	General corporate purposes	$1.1 billion Option to borrow $400 million more

September 2006 (expired December 2006)	Letter amendment	Extend terms of March 2006 agreement	$200 million

March 2006 (expired September 2006)	Unsecured revolving credit agreement	Seasonal working capital Share repurchases Other business activities	$400 million

September 2005 (expired December 2005)	Unsecured revolving credit agreement	General corporate purposes Retire 6.7% Notes Refinance lease arrangements Pension Plan contributions Stock repurchase Seasonal working capital	$300 million

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The August 2007 and December 2006 unsecured revolving credit agreements contain a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The credit agreements contain customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreements. As of December 31, 2007, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreements. There were no significant compensating balance agreements that legally restricted these funds.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $57.0 million in 2007 and $54.2 million in 2006. These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $22.5 million in 2007 and $12.5 million in 2006.

The maximum amount of our short-term borrowings during 2007 was $1,065.0 million. The weighted-average interest rate on short-term borrowings outstanding was 4.5% and 5.3% as of December 31, 2007 and 2006, respectively.

We pay commitment fees to maintain our lines of credit. The average fee during 2007 was less than 0.1% per annum of the commitment.

We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $5.9 million as of December 31, 2007 and $36.6 million as of December 31, 2006.

10. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2007	2006
In thousands of dollars

6.95% Notes due 2007	$—	$150,168
5.30% Notes due 2011	250,000	250,000
6.95% Notes due 2012	150,000	150,000
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	250,000
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Obligations associated with consolidation of lease arrangements	—	38,680
Other obligations, net of unamortized debt discount	36,069	(1,955)

Total long-term debt	1,286,069	1,436,893
Less—current portion	6,104	188,765

Long-term portion	$1,279,965	$1,248,128

The increase in other obligations, net of unamortized debt discount reflected debt associated with the acquisition of Godrej Hershey Foods and Beverages Company.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aggregate annual maturities during the next five years are as follows:

•	2008—$6.1 million
•	2009—$8.0 million
•	2010—$8.2 million
•	2011—$256.6 million
•	2012—$154.1 million

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock. We have complied with all covenants included in our related debt agreements.

11. INCOME TAXES

Our income (loss) before income taxes was as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Domestic	$456,856	$860,655	$743,834
Foreign	(116,614)	15,847	21,803

Income before income taxes	$340,242	$876,502	$765,637

The 2007 foreign loss before income taxes was due primarily to the business realignment and impairment charges recorded during the year.

Our provision for income taxes was as follows:

For the years ended December 31,	2007	2006	2005
In thousands of dollars

Current:
Federal	$208,754	$279,017	$181,947
State	26,082	20,569	12,029
Foreign	15,528	13,682	12,076

Current provision for income taxes	250,364	313,268	206,052

Deferred:
Federal	(74,658)	(381)	53,265
State	(10,324)	11,018	18,799
Foreign	(39,294)	(6,464)	(1,026)

Deferred income tax (benefit) provision	(124,276)	4,173	71,038

Total provision for income taxes	$126,088	$317,441	$277,090

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets by $9.9 million as of December 31, 2007 and by $13.5 million as of December 31, 2006. We credited additional paid-in capital to reflect these income tax benefits. The deferred income tax benefit in 2007 primarily reflected the tax effect of the charges for the global supply chain transformation program recorded during the year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2007	2006
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$154,174	$150,794
Accrued expenses and other reserves	126,032	123,690
Stock-based compensation	55,003	46,087
Accrued trade promotion reserves	6,107	4,606
Net operating loss carryforwards	26,792	18,858
Other	14,096	18,298

Gross deferred tax assets	382,204	362,333
Valuation allowance	(28,029)	(25,587)

Total deferred tax assets	354,175	336,746

Deferred tax liabilities:
Property, plant and equipment, net	200,478	263,226
Pension	163,461	151,672
Acquired intangibles	48,756	46,522
Inventories	34,008	35,586
Other	4,646	64,383

Total deferred tax liabilities	451,349	561,389

Net deferred tax liabilities	$97,174	$224,643

Included in:
Current deferred tax assets, net	(83,668)	(61,360)
Non-current deferred tax liabilities, net	180,842	286,003

Net deferred tax liabilities	$97,174	$224,643

Deferred tax liabilities associated with property, plant and equipment decreased from 2006 to 2007 primarily as a result of tax benefits related to accelerated depreciation recorded as part of our global supply chain transformation program. The decrease in other deferred tax liabilities from 2006 to 2007 was associated with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”) as of January 1, 2007. The gross amount of unrecognized tax benefits was reclassified to other long-term liabilities and the related Federal benefit from state taxes was reclassified to other assets.

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowances as of December 31, 2007 and 2006 were primarily related to tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 6, Comprehensive Income.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2007	2006	2005
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.2	2.8	2.6
Qualified production income deduction	(1.7)	(.9)	(.9)
Puerto Rico operations	—	—	(.6)
Business realignment initiatives	1.1	—	(.2)
Other, net	.5	(.7)	.3

Effective income tax rate	37.1%	36.2%	36.2%

Included with the purchase of the Nabisco gum and mint business in December 2000, was a U.S. Internal Revenue Code (“IRC”) Section 936 company with a subsidiary operating in Las Piedras, Puerto Rico. The operating income of this subsidiary was subject to a lower income tax rate in both the United States and Puerto Rico. We sold the IRC Section 936 company in December 2005.

The effective income tax rate for 2007 was higher by 1.1 percentage points and the effective income tax rate for 2005 benefited by 0.2 percentage points from the impact of tax rates associated with business realignment and impairment charges.

In June 2006, the FASB issued FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN No. 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted the provisions of FIN No. 48 as of January 1, 2007. The adoption of FIN No. 48 did not result in a significant change to the liability for unrecognized tax benefits, less offsetting long-term tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands of dollars
Balance as of January 1, 2007	$79,040
Additions for tax positions taken during prior years	4,385
Reductions for tax positions taken during prior years	(7,819)
Additions for tax positions taken during the current year	10,388
Settlements	(5,900)
Expiration of statutes of limitations	(5,370)

Balance as of December 31, 2007	$74,724

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $49.5 million.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest (net of federal benefit) and penalties of $.4 million during 2007, $1.4 million during 2006, and $3.9 million during 2005. Accrued interest and penalties were $20.8 million as of December 31, 2007 and $17.4 million as of January 1, 2007.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $9.9 million within the next twelve months because of expirations of statutes of limitations.

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

Effective December 31, 2006, we adopted SFAS No. 158. The provisions of SFAS No. 158 required that the funded status of our pension plans and the benefit obligations of our post-retirement benefit plans be recognized in our balance sheet. The provisions of SFAS No. 158 also revised employers’ disclosures about pension and other post-retirement benefit plans. SFAS No. 158 did not change the measurement or recognition of these plans, although it did require that plan assets and benefit obligations be measured as of the balance sheet date. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$1,065,342	$1,116,214	$345,116	$355,878
Service cost	43,462	55,759	3,899	5,718
Interest cost	59,918	58,586	19,762	19,083
Plan amendments	2,098	(32,471)	—	—
Actuarial (gain)	(58,905)	(39,506)	(25,543)	(12,308)
Special termination benefits	46,827	269	652	—
Curtailment	(16,687)	30	36,138	—
Settlement	(90,806)	—	—	—
Medicare drug subsidy	—	—	2,257	1,540
Currency translation and other	20,309	(345)	3,445	(50)
Benefits paid	(38,236)	(93,194)	(22,810)	(24,745)

Benefits obligation at end of year	1,033,322	1,065,342	362,916	345,116

Change in plan assets
Fair value of plan assets at beginning of year	1,393,301	1,273,227	—	—
Actual return on plan assets	89,654	190,440	—	—
Employer contribution	15,836	23,570	20,553	23,205
Settlement	(90,806)	(288)	—	—
Medicare drug subsidy	—	—	2,257	1,540
Currency translation and other	17,568	(454)	—	—
Benefits paid	(38,236)	(93,194)	(22,810)	(24,745)

Fair value of plan assets at end of year	1,387,317	1,393,301	—	—

Funded status at end of year	$353,995	$327,959	$(362,916)	$(345,116)

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion as of December 31, 2007 and $1.0 billion as of December 31, 2006.

We made total contributions of $15.8 million during 2007. In 2006, we made total contributions of $23.6 million to the pension plans. For 2008, there will be no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans will not be material.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006
In thousands of dollars

Other assets	$416,032	$401,199	$—	$—
Accrued liabilities	(31,916)	(8,416)	(32,208)	(28,746)
Other long-term liabilities	(30,121)	(64,824)	(330,708)	(316,401)

Total	$353,995	$327,959	$(362,916)	$(345,147)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive income (loss), net of tax, consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2007	2006	2007	2006
In thousands of dollars

Actuarial net loss	$(70,000)	$(104,959)	$(13,645)	$(34,173)
Net prior service credit (cost)	2,374	(611)	1,706	1,771

Total	$(67,626)	$(105,570)	$(11,939)	$(32,402)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2007	2006
In thousands of dollars

Projected benefit obligation	$63,014	$69,633
Accumulated benefit obligation	55,623	61,542
Fair value of plan assets	977	15,275

Components of Net Periodic Benefit (Income) Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit cost for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2007	2006	2005	2007	2006	2005
In thousands of dollars

Service cost	$43,462	$55,759	$49,065	$3,899	$5,718	$5,149

Interest cost	59,918	58,586	55,181	19,762	19,083	18,115

Expected return on plan assets	(115,956)	(106,066)	(90,482)	—	—	—

Amortization of prior service cost (credit)	1,936	3,981	4,380	(151)	192	(1,279)

Amortization of unrecognized transition balance	—	59	392	—	—	—

Amortization of net loss	1,095	12,128	10,611	1,218	3,705	2,639

Administrative expenses	563	889	782	—	—	—

Net periodic benefit (income) cost	(8,982)	25,336	29,929	24,728	28,698	24,624
Special termination benefits	46,827	269	22,792	652	—	1,910
Curtailment loss	8,400	49	785	41,653	113	7,874
Settlement loss	11,753	28	—	—	—	—

Total amount reflected in earnings	$57,998	$25,682	$53,506	$67,033	$28,811	$34,408

The Special Termination benefits charge and Curtailment Loss recorded in 2007 were related to the supply chain transformation program and the amounts during 2006 and 2005 were primarily associated with a voluntary workforce reduction program.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amounts recognized in other comprehensive income for 2006 were adjusted to exclude the impact of the adoption of SFAS No. 158. Other amounts recognized in other comprehensive income and net periodic benefit (income) cost before tax for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2007	2006	2005	2007	2006	2005
In thousands of dollars
Actuarial net gain	$(58,481)	$—	$—	$(41,594)	$—	$—
Prior service cost (credit)	(4,975)	—	—	108	—	—
Minimum pension liability	—	5,395	(5,395)	—	—	—

Total recognized in other comprehensive income	$(63,456)	$5,395	$(5,395)	$(41,486)	$—	$—

Total recognized in net periodic benefit (income) cost and other comprehensive income	$(72,438)	$30,731	$24,534	$(16,758)	$28,698	$24,624

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit (income) cost over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial (loss) gain	$(165)	$214

Amortization of prior service cost (credit)	$1,268	$(457)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2007 were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
Discount rate	6.2%	5.7%	6.2%	5.7%
Rate of increase in compensation levels	4.8%	4.8%	N/A	N/A

For measurement purposes as of December 31, 2007, we assumed a 9.0% annual rate of increase in the per capita cost of covered health care benefits for 2008, grading down to 5.00% by 2012.

For measurement purposes as of December 31, 2006, we assumed a 9.0% annual rate of increase in the per capita cost of covered health care benefits for 2007, grading down to 5.25% by 2010.

Certain weighted-average assumptions used in computing net periodic benefit (income) cost are as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2007	2006	2005	2007	2006	2005
Discount rate	5.8%	5.4%	5.7%	5.8%	5.4%	5.7%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.7%	4.8%	4.8%	N/A	N/A	N/A

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We based the asset return assumption of 8.5% for 2007, 2006 and 2005 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The historical geometric average return over the 20 years prior to December 31, 2007, was approximately 9.8%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars
Effect on total service and interest cost components	$528	$(475)
Effect on post-retirement benefit obligation	8,005	(7,230)

Plan Assets

The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

	Target Allocation 2008	Percentage of Plan Assets as of December 31,
Asset Category		2007	2006
Equity securities	58-85%	71%	75%
Debt securities	15-42	27	23
Other	0-5	2	2

Total		100%	100%

Investment objectives for our domestic plan assets are:

•	To optimize the long-term return on plan assets at an acceptable level of risk;

•	To maintain a broad diversification across asset classes;

•	To maintain careful control of the risk level within each asset class; and

•	To focus on a long-term return objective.

Our Company complies with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

Cash Flows

Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2008	2009	2010	2011	2012	2013–2017
(In thousands of dollars)
Pension Benefits	$158,906	$111,960	$72,819	$46,877	$57,619	$379,793
Other Benefits	32,208	36,006	37,286	36,861	35,240	145,644

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. EMPLOYEE STOCK OWNERSHIP TRUST AND SAVINGS PLANS

Prior to December 31, 2006, our Company’s employee stock ownership trust (“ESOP”) served as the primary vehicle for employer contributions to The Hershey Company 401(k) Plan (formerly known as The Hershey Company Employee Savings Stock Investment and Ownership Plan) for participating domestic salaried and hourly employees. In December 1991, we funded the ESOP by providing a 15-year, 7.75% loan of $47.9 million. The ESOP used the proceeds of the loan to purchase our Common Stock. During 2006 and 2005, the ESOP received a combination of dividends on unallocated shares of our Common Stock and contributions from us. This equals the amount required to meet principal and interest payments under the loan. Simultaneously, the ESOP allocated to participants 318,351 shares of our Common Stock each year. As of December 31, 2006 all shares had been allocated. We consider all ESOP shares as outstanding for income per share computations.

The following table summarizes our ESOP expense and dividends:

For the years ended December 31,	2006	2005
In millions of dollars
Compensation (income) expense related to ESOP	$(.3)	$.4
Dividends paid on unallocated ESOP shares	.3	.5

•	We recognized net compensation expense equal to the shares allocated multiplied by the original cost of $10.03 per share less dividends received by the ESOP on unallocated shares.

•	We reflected dividends paid on all ESOP shares as a reduction to retained earnings.

Contributions to The Hershey Company 401(k) Plan are based on a portion of eligible pay up to a defined maximum. Beginning in 2007, the defined maximum was increased for all salaried and non-union hourly employees and all matching contributions were made in cash. Beginning in 2008, the defined maximum was increased for certain union hourly employees. Some domestic employees are eligible to participate in similar plans. The 2007 matching contributions totaled $18.2 million.

14. CAPITAL STOCK AND NET INCOME PER SHARE

We had 1,055,000,000 authorized shares of capital stock as of December 31, 2007. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2007, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 227,049,851 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the three-year period ended December 31, 2007.

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

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2007, 9,751 shares of Class B Stock were converted into Common Stock. During 2006, 2,400 shares were converted and during 2005, 23,031 shares were converted.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding Common Stock for the past three years were as follows:

For the years ended December 31,	2007	2006	2005
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(129,638,183)	(119,377,690)	(113,313,827)
Stock repurchases:
Repurchase programs and privately negotiated transactions	(2,915,665)	(10,601,482)	(4,153,228)
Stock options and benefits	(2,046,160)	(1,096,155)	(4,859,403)
Stock issuances:
Stock options and benefits	1,748,115	1,437,144	2,948,768

Treasury shares at end of year	(132,851,893)	(129,638,183)	(119,377,690)

Net shares outstanding at end of year	227,049,851	230,263,561	240,524,054

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2007	2006	2005
In thousands except per share amounts
Net income	$214,154	$559,061	$488,547

Weighted-average shares—Basic
Common Stock	168,050	174,722	183,747
Class B Stock	60,813	60,817	60,821

Total weighted-average shares—Basic	228,863	235,539	244,568

Effect of dilutive securities:
Employee stock options	2,058	2,784	3,336
Performance and restricted stock units	528	748	388

Weighted-average shares—Diluted	231,449	239,071	248,292

Earnings Per Share—Basic
Common Stock	$.96	$2.44	$2.05

Class B Stock	$.87	$2.19	$1.85

Earnings Per Share—Diluted
Common Stock	$.93	$2.34	$1.97

Class B Stock	$.87	$2.17	$1.84

For the year ended December 31, 2007, 6.8 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2006, 3.7 million stock options were not included, and in 2005, 2.0 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Milton Hershey School Trust

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held 13,286,691 shares of our Common Stock as of December 31, 2007. As Trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2007, and was entitled to cast approximately 80% of the total votes of both classes of our common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of our Company.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the years ended December 31,	2007	2006	2005
In millions of dollars
Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$28.5	$41.3	$58.1
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$9.9	$15.0	$21.3

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. Over the three-year period, compensation costs have decreased. The decline was primarily caused by reduced estimates for performance stock unit awards reflecting lower than expected operating results for the Company. In addition, stock option expense was lower in 2007 due to the timing of our primary stock option grant.

In 2007, compensation cost was reduced by $1.1 million related to stock option forfeitures from the global supply chain transformation program. In 2006, compensation cost included $1.2 million for the impact of accelerated vesting of stock options for employees exiting our Company. In 2005, compensation cost included $3.9 million for the impact of accelerated vesting of stock options for employees exiting the Company. The income tax benefit amount for 2006 included $0.5 million and 2005 included $1.6 million for the accelerated vesting of stock options under this program. The accelerated vesting affected less than 100 employees in 2006 and 2005. We further describe the terms of the workforce reduction program in Note 3, Business Realignment Initiatives.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EICP provides for grants of one or more of the following stock-based compensation awards to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent:

•	non-qualified stock options (“stock options”);

•	performance stock units and performance stock;

•	stock appreciation rights;

•	restricted stock units and restricted stock; and

•	other stock-based awards.

The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of performance stock unit and restricted stock unit awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer and committee chair fees that they elect to convert into deferred stock units under our Directors’ Compensation Plan and, if permitted by the Company’s Deferred Compensation Plan at the time their membership on the Board ends, to continue the deferral of those units under the Company’s Deferred Compensation Plan. As of December 31, 2007, 52.0 million shares were authorized and approved by the Company’s stockholders for grants under the EICP.

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

The following table sets forth information about the weighted-average fair value of options granted to employees during the year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2007	2006	2005
Dividend yields	2.0%	1.6%	1.7%
Expected volatility	19.5%	23.7%	25.4%
Risk-free interest rates	4.6%	4.6%	3.9%
Expected lives in years	6.6	6.6	6.5

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the estimated average price of our Common Stock for the comparable periods.

•

“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant. We exclude the period during 2002 when unusual volatility resulted from the exploration of the possible sale of our Company.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	We base the risk-free interest rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant.

•	“Expected lives” means the period of time that options granted are expected to be outstanding based primarily on historical data.

Stock Options

The exercise price of each option equals the market price of the Company’s Common Stock on the date of grant. Prior to approval by our stockholders of the EICP on April 17, 2007, the exercise price of stock options granted under the former Key Employee Incentive Plan was determined as the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted. Following approval of the EICP, the exercise price is the closing price of our Common Stock on the New York Stock Exchange on the date of the grant. Each option has a maximum term of ten years. Options granted to executives and key employees prior to December 31, 1999, vested at the end of the second year after grant. In 2000, we changed the terms and conditions of the grants to provide for pro-rated vesting over four years for options granted subsequent to December 31, 1999.

For the years ended December 31,	2007	2006	2005
In millions of dollars

Compensation amount charged against income for stock options	$26.8	$33.4	$38.2

In 2007, compensation cost was reduced by $1.1 million related to stock option forfeitures from the global supply chain transformation program. The 2006 compensation amount included $1.2 million for the impact of the modification of stock option grants resulting in accelerated vesting of stock options. In 2005, this amount was $3.9 million. The modification related to employees exiting our Company in 2006 and 2005 under the terms of the voluntary workforce reduction program.

A summary of the status of our Company’s stock options and changes during the years ending on those dates follows:

	2007		2006		2005
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	13,855,113	$40.29	13,725,113	$37.83	14,909,536	$32.82
Granted	2,240,883	$53.72	1,777,189	$52.43	2,051,255	$61.49
Exercised	(1,686,448)	$29.97	(1,269,690)	$28.68	(2,898,419)	$28.14
Forfeited	(520,432)	$52.29	(377,499)	$47.19	(337,259)	$43.54

Outstanding at end of year	13,889,116	$43.26	13,855,113	$40.29	13,725,113	$37.83

Options exercisable at year-end	8,316,966	$37.43	8,212,209	$34.39	7,001,941	$30.86

Weighted-average fair value of options granted during the year (per share)	$12.84		$15.07		$16.90

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31,	2007	2006	2005
In millions of dollars

Intrinsic value of options exercised	$34.3	$32.3	$91.8

The aggregate intrinsic value of options outstanding as of December 31, 2007 was $45.5 million. The aggregate intrinsic value of exercisable options as of December 31, 2007 was $44.8 million.

As of December 31, 2007, there was $37.7 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP. We expect to recognize that cost over a weighted-average period of 2.5 years.

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/07	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/07	Weighted- Average Exercise Price
$22.50-34.39	3,561,534	3.8	$29.64	3,561,534	$29.64
$34.66-52.28	5,100,259	5.8	$39.33	3,350,248	$36.68
$52.30-64.65	5,227,323	8.2	$56.37	1,405,184	$58.98

$22.50-64.65	13,889,116	6.2	$43.26	8,316,966	$37.43

Performance Stock Units and Restricted Stock Units

Under the EICP, our Company grants performance stock units to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. If our Company meets targets for financial measures at the end of the applicable three-year performance cycle, we award the full number of shares to the participants. The performance scores for 2007 grants of performance stock units can range from 0% to 250% of the targeted amounts.

In 2007, 2006 and 2005, we awarded restricted stock units to certain executive officers and other key employees under the EICP. We also awarded restricted stock units quarterly to non-employee directors.

For the years ended December 31,	2007	2006	2005
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$1.7	$7.9	$19.9

Our Company recognizes the compensation cost associated with the performance stock units ratably over the three-year term, except for the 2003 grants. An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death. The compensation cost for the 2003 grants is being recognized over a period from three to six years. Compensation cost is based on the grant date fair value for the 2003, 2006 and 2007 grants because those grants can only be settled in shares of our Common Stock. Compensation cost for the 2005 grants is based on the year-end market value of the stock because those grants can be settled in cash or in shares of our Common Stock. We recognize the compensation cost associated with employee restricted stock units over a specified restriction period based on the year-end market value of the stock. Upon adoption of SFAS No. 123R in the fourth quarter of 2005, we elected to begin recognizing expense

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for employee restricted stock units granted after 2004 based on the straight-line method for the entire award. For prior grants, we used the straight-line method for each separately vesting portion of the award. The impact of the change was not material. We recognize the compensation cost associated with non-employee director restricted stock units at the grant date.

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2007	2006	2005
Units granted	387,143	247,340	241,887
Weighted-average fair value at date of grant	$49.83	$55.24	$57.21

A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2007 and the change during 2007 follows:

Performance Stock Units and Restricted Stock Units	2007	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,075,748	$44.89
Granted	387,143	$49.83
Performance assumption change	(246,808)	$49.13
Vested	(456,168)	$49.94
Forfeited	(68,883)	$50.12

Outstanding at end of year	691,032	$38.14

As of December 31, 2007, there was $9.7 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. We expect to recognize that cost over a weighted-average period of 2.2 years.

For the years ended December 31,	2007	2006	2005
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$22.4	$4.7	$12.4

The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested was higher in 2007 compared with 2006 due to the vesting of the 2004 performance stock unit grants. The 2006 amount was lower compared with the 2005 amount due to the additional three-year vesting term for the 2003 performance stock unit grants which reduced the number of shares that vested in 2006 compared with 2005.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 737,684 units as of December 31, 2007.

We did not have any stock appreciation rights that were outstanding as of December 31, 2007.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, our Company extends credit to customers that satisfy pre-defined credit criteria. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors to convenience stores, drug stores, wholesale clubs and mass merchandisers. As of December 31, 2007, McLane Company, Inc. accounted for approximately 25.9% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts Receivable-Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $17.8 million as of December 31, 2007. Allowances and discounts were $18.7 million as of December 31, 2006.

Prepaid Expenses and Other Current Assets

As of December 31, 2007, prepaid expenses and other current assets included a receivable of approximately $17.7 million related to the recovery of damages from a product recall and temporary plant closure in Canada. A receivable of $14.0 million was included as of December 31, 2006. The increase resulted from currency exchange rate fluctuations and additional costs. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Inventories

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $369.9 million as of December 31, 2007 and $400.2 million as of December 31, 2006. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2007	2006
In thousands of dollars

Raw materials	$199,460	$214,335
Goods in process	80,282	94,740
Finished goods	407,058	418,250

Inventories at FIFO	686,800	727,325
Adjustment to LIFO	(86,615)	(78,505)

Total inventories	$600,185	$648,820

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

The property, plant and equipment balance included construction in progress of $142.6 million as of December 31, 2007 and $76.3 million as of December 31, 2006. Major classes of property, plant and equipment were as follows:

December 31,	2007	2006
In thousands of dollars

Land	$86,596	$86,734
Buildings	788,267	746,198
Machinery and equipment	2,731,580	2,764,824

Property, plant and equipment, gross	3,606,443	3,597,756
Accumulated depreciation	(2,066,728)	(1,946,456)

Property, plant and equipment, net	$1,539,715	$1,651,300

During 2007 we recorded accelerated depreciation of property, plant and equipment of $108.6 million associated with our 2007 business realignment initiatives. As of December 31, 2007, certain real estate with a carrying value or fair value less cost to sell, if lower, of $40.2 million was being held for sale. These assets were associated with the closure of facilities as part of the 2007 business realignment initiatives.

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2007	2006
In thousands of dollars

Unamortized intangible assets:
Goodwill balance at beginning of year	$501,955	$487,338
Goodwill acquired during the year and other adjustments	79,932	13,661
Effect of foreign currency translation	15,086	956
Impairment charge	(12,260)	—

Goodwill balance at end of year	$584,713	$501,955

Trademarks	$127,491	$110,676
Amortized intangible assets, gross:
Customer-related	31,442	29,743
Patents	8,317	8,317

Total other intangible assets, gross	167,250	148,736
Accumulated amortization	(11,388)	(8,422)

Other intangibles	$155,862	$140,314

The increase in goodwill was primarily associated with the acquisition of Godrej Hershey Foods and Beverages Company in May 2007 and the impact of currency translation and other adjustments. Certain adjustments were made to reflect the final fair value of assets acquired through business acquisitions. These increases were offset somewhat by a reduction due to a goodwill impairment charge of $12.3 million recorded in 2007. The impairment charge resulted from our annual goodwill impairment evaluation for our business in Brazil. Despite a relatively high investment level, our Brazilian business has not gained profitable scale or adequate market distribution. This resulted in reduced expectations for future cash flows and a lower estimated

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value for this reporting unit. The increases in trademark and customer-related intangibles were principally the result of the acquisition of the Godrej Hershey Foods and Beverages Company.

The useful lives of trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately ten years. We amortize patents over their remaining legal lives of approximately thirteen years. Total amortization expense for other intangible assets was $3.0 million in 2007, $3.4 million in 2006 and $3.0 million in 2005.

The estimated amortization expense over the next five years is as follows:

	2008	2009	2010	2011	2012
In millions of dollars

Estimated amortization expense	$3.0	$2.9	$2.8	$2.8	$2.8

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2007	2006
In thousands of dollars

Payroll, compensation and benefits	$187,605	$158,952
Advertising and promotion	196,598	187,494
Other	154,783	107,577

Total accrued liabilities	$538,986	$454,023

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2007	2006
In thousands of dollars

Accrued post-retirement benefits	$330,708	$316,455
Other	213,308	170,018

Total other long-term liabilities	$544,016	$486,473

17. SEGMENT INFORMATION

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate candy, sugar confectionery, refreshment and snack products, and food and beverage enhancers under more than 60 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as Japan, Korea, India, the Philippines and China. We market confectionery products in approximately 50 countries worldwide.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

location. We aggregate our other international operations with the Americas to form one reportable segment. When combined, our other international operations share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets.

The percentage of total consolidated net sales for businesses outside of the United States was 13.8% for 2007, 10.9% for 2006 and 10.9% for 2005. The percentage of total consolidated assets outside of the United States as of December 31, 2007 was 16.2%, and 13.8% as of December 31, 2006.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.3 billion in 2007, $1.2 billion in 2006 and $1.1 billion in 2005. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

18. SUBSEQUENT EVENT

In January 2008, we announced an increase in the wholesale prices of our domestic confectionery line, effective immediately. The price increase applied to our standard bar, king-size bar, 6-pack and vending lines and represented a weighted average increase of approximately thirteen percent on these items. These products represent approximately one-third of our U.S. confectionery portfolio. The price changes approximated a three percent price increase over our entire domestic product line. We implemented this action to help partially offset increases in input costs, including raw materials, fuel, utilities and transportation.

19. QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2007	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,153,109	$1,051,916	$1,399,469	$1,342,222
Gross profit	414,031	329,438	470,623	417,477
Net income	93,473	3,554	62,784	54,343
Per share—Basic—Class B Common Stock (a)	.37	.01	.26	.22
Per share—Diluted—Class B Common Stock	.37	.02	.26	.22
Per share—Basic—Common Stock	.42	.02	.28	.24
Per share—Diluted—Common Stock (a)	.40	.01	.27	.24

Year 2006	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,139,507	$1,051,912	$1,416,202	$1,336,609
Gross profit	432,142	407,835	545,469	482,066
Net income	122,471	97,897	185,121	153,572
Per share—Basic—Class B Common Stock	.47	.38	.73	.61
Per share—Diluted—Class B Common Stock (a)	.47	.38	.72	.61
Per share—Basic—Common Stock (a)	.52	.42	.81	.68
Per share—Diluted—Common Stock	.50	.41	.78	.65

(a)	Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” On May 8, 2007, the Company’s Chief Executive Officer, Richard H. Lenny, certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

On November 13, 2007, we received a notice from NYSE Regulation, Inc. stating that the Company was deficient in meeting the requirements of the following sections of the New York Stock Exchange Listed Company Manual:

303A.01—The Company does not have a majority of independent directors serving on the Board of Directors of the Company (the “Company Board”).

303A.04(a)—The Company does not have any independent directors serving on the Nominating Committee of the Company Board.

303A.07(a)—The Company does not have three members serving on the Audit Committee of the Company Board.

303A.07(a)—The Company does not have an audit committee with financial management expertise.

On November 16, 2007, we notified the NYSE that we had cured all of the above deficiencies. The items listed above had arisen as the result of the November 11, 2007 changes in the composition of our Board of Directors.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

David J. West Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited The Hershey Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hershey Company as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated February 18, 2008 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 18, 2008

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, positions held with our Company, periods of service as a director, principal occupations, business experience and other directorships of nominees for director of our Company are set forth in the Proxy Statement in the section entitled “Proposal No. 1—Election of Directors,” following the question “Who are the nominees?,” which information is incorporated herein by reference.

Our Executive Officers as of February 12, 2008

Name	Age	Positions Held During the Last Five Years
David J. West	44	President and Chief Executive Officer (December 2007); President (October 2007); Executive Vice President, Chief Operating Officer (and Chief Financial Officer until July 2007, when his successor to that position was elected) (January 2007); Senior Vice President, Chief Financial Officer (January 2005); Senior Vice President, Chief Customer Officer (June 2004); Senior Vice President, Sales (December 2002)
Humberto P. Alfonso (1)	50	Senior Vice President, Chief Financial Officer (July 2007); Vice President, Finance and Planning, North American Commercial Group (October 2006); Vice President, Finance and Planning, U.S. Commercial Group (July 2006)
John P. Bilbrey (2)	51	Senior Vice President, President Hershey North America (December 2007); Senior Vice President, President International Commercial Group (November 2005); Senior Vice President, President Hershey International (November 2003)
Michele G. Buck (3)	46	Senior Vice President, Global Chief Marketing Officer (December 2007); Senior Vice President, Chief Marketing Officer, U.S. Commercial Group (November 2005); Senior Vice President, President U.S. Snacks (April 2005)
Thaddeus Jastrzebski (4)	46	Senior Vice President, President Hershey International (December 2007); Vice President, International Finance and Planning (September 2004)
Burton H. Snyder	60	Senior Vice President, General Counsel and Secretary (November 2003); General Counsel, Secretary, and Senior Vice President, International (December 2002)
C. Daniel Azzara	53	Vice President, Global Research and Development (April 2007); Vice President, Global Innovation and Quality (October 2005); Vice President, Global Research and Development (June 2004); Vice President, Research and Development (January 2002)
George F. Davis	59	Vice President, Chief Information Officer (December 2000)
David W. Tacka	54	Vice President, Chief Accounting Officer (February 2004); Vice President, Corporate Controller and Chief Accounting Officer (April 2000)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. Alfonso was elected Vice President, Finance and Planning, U.S. Commercial Group effective July 17, 2006. Prior to joining our Company he was Executive Vice President Finance, Chief Financial Officer, Americas Beverages, Cadbury Schweppes (March 2005); Vice President Finance, Global Supply Chain, Cadbury Schweppes (May 2003); Vice President Finance, Pfizer Inc., Adams Division (August 2000).
(2)	Mr. Bilbrey was elected Senior Vice President, President Hershey International effective November 5, 2003. Prior to joining our Company he was Executive Vice President, Sales—Mission Foods (May 2003); President and Chief Executive Officer—Danone Waters of North America, Inc., a division of Groupe Danone, Paris (June 2001).
(3)	Ms. Buck was elected Senior Vice President, President U.S. Snacks effective April 19, 2005. Prior to joining our Company, Ms. Buck was Senior Vice President and General Manager, Kraft Confections (October 2001).

(4)	Mr. Jastrzebski was elected Vice President, International Finance and Planning effective September 29, 2004. Prior to joining our Company he was Senior Vice President, Finance, IT and Administration, and Chief Financial Officer for CARE, U.S.A., (July 2002).

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

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of each of the named executive officers, including our Chief Executive Officer, and the Compensation Committee Report are set forth in the section of the Proxy Statement entitled “Executive Compensation,” which information is incorporated herein by reference. Information regarding compensation of our directors is set forth in the section of the Proxy Statement entitled “Director Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and executive officers as a group, is set forth in the section entitled “Ownership of the Company’s Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b) The following table provides information about all of the Company’s equity compensation plans as of December 31, 2007:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	12,706,616	$43.23	17,349,520
Equity compensation plans not approved by security holders(2)	1,182,500	$43.62	1,147,684

Total	13,889,116	$43.26	18,497,204

(1)	Column (a) includes stock options granted under the stockholder-approved EICP. The securities available for future issuances in column (c) are not allocated to any specific type of award under the EICP, but are available generally for future awards of stock options, PSUs, performance stock, RSUs, restricted stock and other stock-based awards.
(2)	Column (a) includes 946,100 stock options outstanding that were granted under the Broad Based Stock Option Plan. In July 2004, the Company announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options each. The stock options were granted at a price of $46.44 per share which equates to 100% of the fair market value of our Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted), have a term of ten years and will vest on July 19, 2009. Column (c) includes 1,023,900 stock options under the Broad Based Stock Option Plan remaining available for future issuances as of December 31, 2007.

Column (a) also includes 236,400 stock options granted to our former Chief Executive Officer, Richard H. Lenny, outside the Incentive Plan in connection with his recruitment. The stock options were granted on March 12, 2001 with an exercise price of $32.33, became fully vested on March 12, 2005, and have a ten-year term.

Column (c) also includes 123,784 shares remaining available for future issuances under the Directors’ Compensation Plan as of December 31, 2007.

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

Item 15(a)(2): Financial Statement Schedule

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 31, 2007, 2006 and 2005 is filed herewith on the indicated page in response to Item 15(c):

Schedule II—Valuation and Qualifying Accounts (Page 110)

Other schedules have been omitted as not applicable or required, or because information required is shown in the consolidated financial statements or notes thereto.

Financial statements of the parent company only are omitted because the Company is primarily an operating company and there are no significant restricted net assets of consolidated and unconsolidated subsidiaries.

Item 15(a)(3): Exhibits

The following items are attached or incorporated by reference in response to Item 15(c):

Articles of Incorporation and By-laws

3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005. The By-laws, as amended and restated as of December 4, 2007, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed December 7, 2007.

Instruments defining the rights of security holders, including indentures

4.1	Stockholder Protection Rights Agreement between the Company and Mellon Investor Services LLC, as Rights Agent, dated December 14, 2000, is incorporated by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

4.2	The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 5.300% Notes due 2011

2) 6.95% Notes due 2012

3) 4.850% Notes due 2015

4) 5.450% Notes due 2016

5) 8.8% Debentures due 2021

6) 7.2% Debentures due 2027

7) Other Obligations

The Company will furnish copies of the above debt instruments to the Commission upon request.

Material contracts

10.1	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.2	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Beverages Delaware, Inc.) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.3	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.4	Trademark and Technology License Agreement between Huhtamaki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Five Year Credit Agreement dated as of December 8, 2006 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 11, 2006.

10.6	Short-Term Credit Agreement, dated March 13, 2006, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders, Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed March 15, 2006.

10.7	Letter Amendment to Short Term Credit Agreement, dated September 14, 2006, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), and Citibank, N.A., as agent for the Lenders, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed September 15, 2006.

10.8	Agreement dated July 26, 2006, between the Company and Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 28, 2006.

10.9	Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated
July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.10	Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated
July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.11	The Company’s Short-Term Credit Agreement dated August 24, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 30, 2007.

Executive Compensation Plans and Management Contracts

10.12	Terms and Conditions of Nonqualified Stock Option Grants under the Key Employee Incentive Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.13	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.14	The Company’s Executive Benefits Protection Plan (Group 3A) Amended and Restated as of December 29, 2006, covering certain of its executive officers, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2007.

10.15	The Executive Employment Agreement between the Company and Richard H. Lenny, dated March 12, 2001, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2001.

10.16	Amendment to Executive Employment Agreement between the Company and Richard H. Lenny, effective as of October 3, 2006, is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed October 10, 2006.

10.17	The Company’s Equity and Incentive Compensation Plan, as approved by our stockholders on
April 17, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007.

10.18	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007.

10.19	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is attached hereto and filed as Exhibit 10.1.

10.20	The Retirement Agreement and General Release between the Company and Marcella K. Arline dated October 1, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 16, 2007.

10.21	A summary of certain compensation matters previously contained in the Company’s Current Report on Form 8-K filed February 15, 2008, is attached hereto and filed as Exhibit 10.2.

10.22	The Confidential Agreement and General Release between the Company and Thomas K. Hernquist is attached hereto and filed as Exhibit 10.3.

10.23	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of October 2, 2007, is attached hereto and filed as Exhibit 10.4.

10.24	The Company’s Deferred Compensation Plan, Amended and Restated as of October 1, 2007, is attached hereto and filed as Exhibit 10.5.

10.25	The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is attached hereto and filed as Exhibit 10.6.

10.26		The Company’s Compensation Limit Replacement Plan, Amended and Restated as of October 2, 2007, is attached hereto and filed as Exhibit 10.7.

10.27		The Executive Employment Agreement between the Company and David J. West, dated as of October 2, 2007, is attached hereto and filed as Exhibit 10.8.

10.28		The Amended and Restated Executive Employment Agreement between the Company and David J. West, dated as of October 2, 2007, is attached hereto and filed as Exhibit 10.9.

10.29		The Company’s Directors’ Compensation Plan, Amended and Restated as of December 4, 2007, is attached hereto and filed as Exhibit 10.10.

Broad Based Equity Compensation Plans

10.30		The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12		Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003 is attached hereto and filed as Exhibit 12.

21		Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.

23		Independent Auditors’ Consent

The consent dated February 19, 2008 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.

31.1		Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.1.

31.2		Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.2.

32.1	*	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto and furnished as Exhibit 32.1.

*	Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Annual Report on Form 10-K and not “filed” as part of such report for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February, 2008.

THE HERSHEY COMPANY (Registrant)

By:	/S/ HUMBERTO P. ALFONSO
Humberto P. Alfonso Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DAVID J. WEST (David J. West)	Chief Executive Officer and Director	February 19, 2008

/S/ HUMBERTO P. ALFONSO (Humberto P. Alfonso)	Chief Financial Officer	February 19, 2008

/S/ DAVID W. TACKA (David W. Tacka)	Chief Accounting Officer	February 19, 2008

/S/ ROBERT F. CAVANAUGH (Robert F. Cavanaugh)	Director	February 19, 2008

/S/ CHARLES A. DAVIS (Charles A. Davis)	Director	February 19, 2008

/S/ EDWARD J. KELLY, III (Edward J. Kelly, III)	Director	February 19, 2008

/S/ ARNOLD G. LANGBO (Arnold G. Langbo)	Director	February 19, 2008

/S/ JAMES E. NEVELS (James E. Nevels)	Director	February 19, 2008

/S/ THOMAS J. RIDGE (Thomas J. Ridge)	Director	February 19, 2008

/S/ CHARLES B. STRAUSS (Charles B. Strauss)	Director	February 19, 2008

/S/ KENNETH L. WOLFE (Kenneth L. Wolfe)	Director	February 19, 2008

/S/ LEROY S. ZIMMERMAN (LeRoy S. Zimmerman)	Director	February 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

Under date of February 18, 2008, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

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

/s/  KPMG LLP

New York, New York

February 18, 2008

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

	Balance at Beginning of Period	Additions		Deductions from Reserves	Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts(a)
In thousands of dollars

Year Ended December 31, 2007: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$18,665	$2,840	$427	$(4,125)	$17,807

Year Ended December 31, 2006: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$19,433	$2,669	$—	$(3,437)	$18,665

Year Ended December 31, 2005: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$17,581	$13,342	$676	$(12,166)	$19,433

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.

CERTIFICATION

I, David J. West, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

David J. West Chief Executive Officer February 19, 2008

CERTIFICATION

I, Humberto P. Alfonso, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Humberto P. Alfonso Chief Financial Officer February 19, 2008