Form 10-Q
period 2008-03-30
HERSHEY CO
filed 2008-05-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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
Common Stock, $1 par value – 166,236,900 shares, as of April 18, 2008.  Class B Common Stock,
$1 par value –60,805,727 shares, as of April 18, 2008.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended March 30, 2008 and April 1, 2007	3

Consolidated Balance Sheets
March 30, 2008 and December 31, 2007	4

Consolidated Statements of Cash Flows
Three months ended March 30, 2008 and April 1, 2007	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
Of Proceeds	23

Item 6. Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	March 30, 2008	April 1, 2007

Net Sales	$1,160,342	$1,153,109

Costs and Expenses:
Cost of sales	783,890	739,078
Selling, marketing and administrative	249,949	216,433
Business realignment and impairment charges, net	4,085	27,545

Total costs and expenses	1,037,924	983,056

Income before Interest and Income Taxes	122,418	170,053

Interest expense, net	24,386	28,255

Income before Income Taxes	98,032	141,798

Provision for income taxes	34,787	48,325

Net Income	$63,245	$93,473

Earnings Per Share - Basic - Class B Common Stock	$.26	$.37

Earnings Per Share - Diluted - Class B Common Stock	$.26	$.37

Earnings Per Share - Basic - Common Stock	$.29	$.42

Earnings Per Share - Diluted - Common Stock	$.28	$.40

Average Shares Outstanding - Basic - Common Stock	166,771	169,836

Average Shares Outstanding - Basic - Class B Common Stock	60,806	60,816

Average Shares Outstanding - Diluted	228,926	233,708

Cash Dividends Paid Per Share:
Common Stock	$.2975	$.2700
Class B Common Stock	$.2678	$.2425

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	March 30, 2008	December 31, 2007

Current Assets:
Cash and cash equivalents	$152,875	$129,198
Accounts receivable - trade	298,668	487,285
Inventories	619,406	600,185
Deferred income taxes	73,539	83,668
Prepaid expenses and other	118,115	126,238
Total current assets	1,262,603	1,426,574
Property, Plant and Equipment, at cost	3,557,529	3,606,443
Less-accumulated depreciation and amortization	(2,046,862)	(2,066,728)
Net property, plant and equipment	1,510,667	1,539,715
Goodwill	582,326	584,713
Other Intangibles	168,459	155,862
Other Assets	542,962	540,249
Total assets	$4,067,017	$4,247,113

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$231,982	$223,019
Accrued liabilities	466,050	538,986
Accrued income taxes	23,921	373
Short-term debt	473,318	850,288
Current portion of long-term debt	5,719	6,104
Total current liabilities	1,200,990	1,618,770
Long-term Debt	1,528,691	1,279,965
Other Long-term Liabilities	523,410	544,016
Deferred Income Taxes	178,800	180,842
Total liabilities	3,431,891	3,623,593
Minority Interest	43,935	30,598
Stockholders' Equity:
Preferred Stock, shares issued:
none in 2008 and 2007	—	—
Common Stock, shares issued: 299,096,017 in 2008 and 299,095,417 in 2007	299,095	299,095
Class B Common Stock, shares issued: 60,805,727 in 2008 and 60,806,327 in 2007	60,806	60,806
Additional paid-in capital	327,537	335,256
Retained earnings	3,924,801	3,927,306
Treasury-Common Stock shares at cost:
132,880,622 in 2008 and 132,851,893 in 2007	(4,004,328)	(4,001,562)
Accumulated other comprehensive loss	(16,720)	(27,979)
Total stockholders' equity	591,191	592,922
Total liabilities, minority interest, and stockholders' equity	$4,067,017	$4,247,113

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	March 30, 2008	April 1, 2007
Cash Flows Provided from (Used by) Operating Activities
Net Income	$63,245	$93,473
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	68,297	60,107
Stock-based compensation expense, net of tax of $3,216 and $2,393, respectively	5,842	4,482
Excess tax benefits from exercise of stock options	(182)	(6,446)
Deferred income taxes	9,751	21,455
Business realignment initiatives, net of tax of $10,003 and $15,077, respectively	20,670	25,313
Contributions to pension plans	(3,270)	(5,124)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	188,617	116,765
Inventories	(11,255)	(17,083)
Accounts payable	8,963	42,630
Other assets and liabilities	(92,650)	(32,052)
Net Cash Flows Provided from Operating Activities	258,028	303,520

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(67,295)	(39,877)
Capitalized software additions	(3,450)	(1,877)
Proceeds from sales of property, plant and equipment	44,281	—
Proceeds from divestiture	1,960	—
Net Cash Flows (Used by) Investing Activities	(24,504)	(41,754)

Cash Flows Provided from (Used by) Financing Activities
Net (decrease) increase in short-term debt	(376,970)	67,437
Long-term borrowings	247,845	—
Repayment of long-term debt	(48)	(188,742)
Cash dividends paid	(65,750)	(60,700)
Exercise of stock options	3,224	27,132
Excess tax benefits from exercise of stock options	182	6,446
Repurchase of Common Stock	(18,330)	(149,997)
Net Cash Flows (Used by) Financing Activities	(209,847)	(298,424)

Increase (decrease) in Cash and Cash Equivalents	23,677	(36,658)
Cash and Cash Equivalents, beginning of period	129,198	97,141

Cash and Cash Equivalents, end of period	$152,875	$60,483

Interest Paid	$45,270	$52,542

Income Taxes Paid	$5,843	$9,848

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. Operating results for the three months ended March 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

2.        BUSINESS ACQUISITIONS AND DIVESTITURES

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India.  Under the agreement, we invested $61.5 million during 2007 and own a 51% controlling interest in Godrej Hershey Ltd. (formerly Godrej Hershey Foods and Beverages Company). Total liabilities assumed in 2007 were $51.6 million. Effective in May 2007, this business acquisition was included in our consolidated results, including the related minority interest.

Also in May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Co., LTD., to produce Hershey products and certain Lotte products for the market in China. We invested $39.0 million in 2007 and own a 44% interest. We are accounting for this investment using the equity method.

In January 2008 our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. The arrangement with Bauducco will leverage Bauducco’s strong sales and distribution capabilities for our products throughout Brazil. Under this agreement we will manufacture and market, and they will sell and distribute our products. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance performance of our business in Brazil. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for a 49% interest in Hershey do Brasil. We will maintain a 51% controlling interest in Hershey do Brasil.

3.        STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

For the Three Months Ended
	March 30, 2008	April 1, 2007
(in millions of dollars)
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$ 8.8	$ 6.9
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$ 3.0	$ 2.4

The increase in share-based compensation expense from 2007 to 2008 was primarily associated with the timing of stock option grants in 2007. Our annual grant of stock options to management level employees, which customarily has occurred in February of each year, was delayed in 2007 pending approval by our stockholders of the EICP at the annual meeting in April 2007. In 2008, we resumed our customary February grant schedule.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
Dividend yields	2.4%	1.9%
Expected volatility	18.1%	20.1%
Risk-free interest rates	3.1%	4.7%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of March 30, 2008, and the change during 2008 is presented below:

	For the Three Months Ended March 30, 2008
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	13,889,116	$43.26	6.2 years
Granted	4,160,649	$35.89
Exercised	(112,474)	$28.67
Forfeited	(119,100)	$47.58
Outstanding as of March 30, 2008	17,818,191	$41.60	6.9 years
Options exercisable as of March 30, 2008	9,322,657	$38.99	5.0 years

For the Three Months Ended
	March 30, 2008	April 1, 2007
Weighted-average fair value of options granted (per share)	$ 6.21	$ 12.43
Intrinsic value of options exercised (in millions of dollars)	$ .5	$ 20.5

•	As of March 30, 2008, the aggregate intrinsic value of options outstanding was $41.1 million and the aggregate intrinsic value of options exercisable was $33.2 million.
•
As of March 30, 2008, there was $55.7 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of March 30, 2008, and the change during 2008 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended March 30, 2008	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	691,032	$38.14
Granted	325,614	$39.19
Performance assumption change	—	—
Vested	(253,698)	$39.56
Forfeited	(4,425)	$41.43
Outstanding as of March 30, 2008	758,523	$38.40

As of March 30, 2008, there was $16.5 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.9 years.

For the Three Months Ended
	March 30, 2008	April 1, 2007
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 8.2	$ 20.4

The higher 2007 amount was due to the payment of awards earned for the 2004-2006 performance stock unit cycle. In 2008, no payment was made for the 2005-2007 performance stock unit cycle based on the Company’s performance against the two financial objectives which fell below the threshold levels required to earn an award.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 421,712 units as of March 30, 2008.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of March 30, 2008.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K and our proxy statement for the 2008 annual meeting of stockholders.

4.        INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands of dollars)
Interest expense	$26,455	$29,051
Interest income	(774)	(761)
Capitalized interest	(1,295)	(35)
Interest expense, net	$24,386	$28,255

5.        BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”) and, in December 2007, we initiated a business realignment program associated with our business in Brazil (together, “the 2007 business realignment initiatives”).

When completed, the global supply chain transformation program will greatly enhance our manufacturing, sourcing and customer service capabilities, reduce inventories resulting in improvements in working capital and generate significant resources to invest in our growth initiatives.  This program will provide for accelerated marketplace momentum within our core U.S. business, creation of innovative new product platforms to meet customer needs and disciplined global expansion.  Under the program, which is being implemented in stages over three years, we will significantly increase manufacturing capacity utilization by reducing the number of production lines by more than one-third, outsource production of low value-added items and construct a flexible, cost-effective production facility in Monterrey, Mexico to meet current and emerging marketplace needs.  The program will result in a total net reduction of 1,500 positions across our supply chain over the three-year implementation period.

The estimated pre-tax cost of the program is from $525 million to $575 million over three years.  The total includes from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The costs will be incurred primarily in 2007 and 2008.  Total costs of $400.0 million were recorded in 2007 and total costs of $26.4 million were recorded during the first three months of 2008 for this program.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, which has not gained profitable scale or adequate market distribution. In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco. In the fourth quarter of 2007 we recorded a goodwill impairment charge of  $12.3 million associated with Hershey do Brasil, along with a business realignment charge of $.3 million primarily related to employee separation costs. Business realignment charges of $4.3 million were recorded in the first three months of 2008.

Charges (credits) associated with business realignment initiatives recorded during the three-month periods ended March 30, 2008 and April 1, 2007 were as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands of dollars)

Cost of sales - 2007 business realignment initiatives	$25,154	$9,859

Selling, marketing and administrative - 2007 business realignment initiatives	1,434	2,986

Business realignment and impairment charges, net:
Global supply chain transformation program
Gains on sale of fixed assets	(13,900)	—
Fixed asset impairments and plant closure expenses	9,777	26,220
Employee separation costs	3,889	1,325
Brazilian business realignment
Employee separation costs	1,860	—
Fixed asset impairments	722	—
Contract terminations and other exit costs	1,737	—
Total business realignment and impairment charges, net	4,085	27,545

Total net charges associated with 2007 business realignment initiatives	$30,673	$40,390

The charge of $25.2 million recorded in cost of sales during the first quarter of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $1.4 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $13.9 million gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $9.8 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and line removal costs. Certain real estate with a carrying value of $28.8 million was being held for sale as of March 30, 2008.  The global supply chain transformation program employee separation costs were related to involuntary terminations at the North American manufacturing facilities which are being closed.  The global supply chain transformation program had identified six manufacturing facilities which would be closed.  As of March 30, 2008, the facility located in Dartmouth, Nova Scotia has been closed and sold. The facilities located in Naugatuck, Connecticut; Oakdale, California; and Montreal, Quebec have been closed and are being held for sale. The facilities in Reading, Pennsylvania and Smiths Falls, Ontario are being held and used pending closure, following which they will be offered for sale.

The charges for the Brazilian business realignment were related to costs for involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

The charge of $9.9 million recorded in cost of sales during the first three months of 2007 for the global supply chain transformation program related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life.  The $3.0 million recorded in selling, marketing and administrative expenses related primarily to project implementation costs for the global supply chain transformation program. The $26.2 million of fixed asset impairments and plant closure expenses for 2007 related primarily to fixed asset impairments at three of the plants being closed. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The employee separation costs included $1.3 million for involuntary terminations.

The March 30, 2008 liability balance relating to the 2007 business realignment initiatives was $57.6 million for employee separation costs.  During the first three months of 2008, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $18.1 million principally related to employee separation costs.

6.        EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:
	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in thousands except per share amounts)

Net income	$63,245	$93,473

Weighted-average shares - Basic
Common Stock	166,771	169,836
Class B Common Stock	60,806	60,816
Total weighted-average shares - Basic	227,577	230,652
Effect of dilutive securities:
Employee stock options	976	2,403
Performance and restricted stock units	373	653
Weighted-average shares - Diluted	228,926	233,708
Earnings Per Share - Basic
Class B Common Stock	$.26	$.37
Common Stock	$.29	$.42
Earnings Per Share - Diluted
Class B Common Stock	$.26	$.37
Common Stock	$.28	$.40

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

For the three month period ended March 30, 2008, 12.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. In the first quarter of 2007, 3.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

7.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  SFAS No. 133 requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. As of March 30, 2008 and April 1, 2007, all of our derivative instruments were designated as cash flow hedges.

Summary of Activity

Our cash flow hedging derivative activity during the three months ended March 30, 2008 and April 1, 2007 was as follows:

	For the Three Months Ended
	March 30, 2008	April 1, 2007
	(in millions of dollars)
Net after-tax gains on cash flow hedging derivatives	$21.6	$5.9
Reclassification adjustment of gains from accumulated other comprehensive income to income, net of tax	6.5	.1
Hedge ineffectiveness losses recognized in cost of sales, before tax	(.1)	–

•
Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts in 2008 and with commodities futures contracts and interest rate swap agreements in 2007.

•
Reclassification adjustments from accumulated other comprehensive income (loss) to income related to gains or losses on commodities futures contracts were reflected in cost of sales.  Reclassification adjustments for gains on interest rate swaps were reflected as an adjustment to interest expense.

•	We recognized no components of gains or losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $16.2 million after tax as of March 30, 2008. This amount was primarily associated with commodities futures contracts.

For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

8.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended March 30, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$63,245

Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,882)	$—	(3,882)
Pension and post-retirement benefit plans	94	(43)	51
Cash flow hedges:
Gains on cash flow hedging derivatives	33,739	(12,143)	21,596
Reclassification adjustments	(10,197)	3,691	(6,506)
Total other comprehensive income	$19,754	$(8,495)	11,259
Comprehensive income			$74,504

	For the Three Months Ended April 1, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$93,473

Other comprehensive income (loss):
Foreign currency translation adjustments	$2,604	$—	2,604
Pension and post-retirement benefit plans	1,412	(636)	776
Cash flow hedges:
Gains on cash flow hedging derivatives	9,296	(3,368)	5,928
Reclassification adjustments	(193)	74	(119)
Total other comprehensive income	$13,119	$(3,930)	9,189
Comprehensive income			$102,662

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	March 30, 2008	December 31, 2007
	(in thousands of dollars)
Foreign currency translation adjustments	$40,928	$44,810
Pension and post-retirement benefit plans, net of tax	(79,514)	(79,565)
Cash flow hedges, net of tax	21,866	6,776
Total accumulated other comprehensive loss	$(16,720)	$(27,979)

9.         INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	March 30, 2008	December 31, 2007
	(in thousands of dollars)
Raw materials	$279,631	$199,460
Goods in process	103,600	80,282
Finished goods	367,075	407,058
Inventories at FIFO	750,306	686,800
Adjustment to LIFO	(130,900)	(86,615)
Total inventories	$619,406	$600,185

The increase in raw material inventories as of March 30, 2008 resulted from the timing of deliveries to support manufacturing requirements and higher prices in 2008. The decrease in finished goods inventories was primarily associated with seasonal sales patterns.

10.      SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a five-year unsecured revolving credit agreement. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. During the fourth quarter of 2007, the lenders approved a one-year extension to the term of this agreement in accordance with our option under the agreement. These funds may be used for general corporate purposes. Due to seasonal working capital needs, share repurchases and other business activities, we expected borrowings to exceed $1.1 billion from time to time. Therefore, in lieu of increasing the borrowing limit under the five-year credit agreement, in August 2007, we entered into a new unsecured revolving short-term credit agreement to borrow up to $300 million. Funds borrowed under the new short-term credit agreement may be used for general corporate purposes, including commercial paper backstop. The agreement will expire in August 2008. These unsecured revolving credit agreements contain certain financial and other covenants, customary representations, warranties, and events of default. As of March 30, 2008, we complied with all covenants pertaining to these credit agreements. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

11.      LONG-TERM DEBT

In May 2006, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the "WKSI Registration Statement"). In March 2008, the Company issued $250 million of 5.0% Notes due April 1, 2013 under the WKSI Registration Statement. The net proceeds of this debt issuance are being used to repay a portion of the Company’s outstanding indebtedness under its short-term commercial paper program.

12.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 30, 2008 and December 31, 2007, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,534.4 million as of March 30, 2008, compared with a fair value of $1,583.7 million, an increase of $49.3 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:
March 30, 2008
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$ 14.5	British pounds Australian dollars Euros

Foreign exchange forward contracts to sell foreign currencies	$ 165.1	Canadian dollars Mexican pesos

Our foreign exchange forward contracts mature in 2008 and 2009.

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

The total fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, accrued liabilities and non-current assets (liabilities), as appropriate, on the Consolidated Balance Sheets were as follows:

	March 30, 2008	December 31, 2007
	(in millions of dollars)
Fair value of foreign exchange forward contracts – asset (liability)	$2.0	$(2.1)

13.      FAIR VALUE ACCOUNTING

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies a consistent definition to fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.

SFAS No. 157 establishes a fair value measurement hierarchy to price a particular asset or liability. The fair value of the asset or liability is determined based on inputs or assumptions that market participants would use in pricing the asset or liability. These assumptions consist of (1) observable inputs - market data obtained from independent sources, or (2) unobservable inputs - market data determined using the company’s own assumptions about valuation.

SFAS No. 157 establishes a fair value hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as defined below:
•	Level 1 Inputs – quoted prices in active markets for identical assets or liabilities;
•
Level 2 Inputs – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable; and inputs that are derived from or corroborated by observable market data by correlation; and

•
Level 3 Inputs – unobservable inputs used to the extent that observable inputs are not available. These reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

In addition, SFAS No. 157 requires disclosures about the use of fair value to measure assets and liabilities to enable the assessment of inputs used to develop fair value measures, and for unobservable inputs, to determine the effects of the measurements on earnings.

Effective January 1, 2008, we partially adopted SFAS No. 157 and have applied its provisions to financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis (at least annually). We have not yet adopted SFAS No. 157 for nonfinancial assets and liabilities, in accordance with FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 defers the effective date of SFAS No. 157 to January 1, 2009, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed on a recurring basis.

We use certain derivative instruments from time to time to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of March 30, 2008, is as follows:
Description	Fair Value as of March 30, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
Assets
Cash flow hedging derivatives	$2,022	$—	$2,022	$—

Liabilities
Cash flow hedging derivatives	$3,361	$3,361	$—	$—

As of March 30, 2008, cash flow hedging derivative assets were principally related to the fair value of foreign exchange forward contracts. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

As of March 30, 2008, cash flow hedging derivative liabilities were related to cash transfers payable on commodities futures contracts and options reflecting the change in quoted market prices on the last trading day for the period. We account for commodities futures contracts in accordance with SFAS No. 133. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the New York Board of Trade or various other exchanges. These changes in value represent unrealized gains and losses.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.

As of January 1, 2008, we elected not to adopt the fair value option under SFAS No. 159 for any financial instruments or other items.

14.      INCOME TAXES

During the first quarter of 2008, the U.S. Internal Revenue Service commenced its audit of our U.S. income tax returns for 2005 and 2006. It is reasonably possible that this audit will be completed in 2009, but it is not possible at this time to estimate the resolution and any possible refunds or payments.

15.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	March 30, 2008	April 1, 2007	March 30, 2008	April 1, 2007
	(in thousands of dollars)
Service cost	$8,025	$11,157	$487	$1,172
Interest cost	15,013	14,668	5,422	4,747
Expected return on plan assets	(27,333)	(28,588)	—	—
Amortization of prior service cost	319	379	(114)	(39)
Recognized net actuarial (gain) loss	(47)	756	53	542
Administrative expenses	88	173	—	—

Total net periodic benefits (income) cost reflected in earnings	$(3,935)	$(1,455)	$5,848	$6,422

We made contributions of $3.3 million and $5.9 million to the pension plans and other benefits plans, respectively, during the first quarter of 2008.  In the first quarter of 2007, we made contributions of $5.1 million and $4.5 million to our pension and other benefits plans, respectively.  The contributions in 2008 and 2007 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first quarter of 2008, there was net periodic pension benefits income of $3.9 million, compared with net periodic benefits income of $1.5 million in the first quarter of 2007.  The increased net periodic pension benefits income primarily reflected lower service cost resulting from a reduction in employment levels under the global supply chain transformation program.

For 2008, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  During the remainder of 2008, we anticipate contributions to our pension plans of $25.0 million to $35.0 million which includes benefit payments from our non-qualified plans.

For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

16.      SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:
	For the Three Months Ended March 30, 2008
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	506,000	18,330
Total share repurchases	506,000	18,330
Shares issued for stock options and incentive compensation	(477,271)	(15,564)
Net change	28,729	$2,766

•
In December 2006, our Board of Directors approved an additional $250 million share repurchase program. As of March 30, 2008, $100.0 million remained available for repurchases of Common Stock under this program.

17.        PENDING ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). Both of these new standards are effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. These standards significantly change the accounting for and reporting of future business combinations and noncontrolling interests (minority interests) in consolidated financial statements. We are required to adopt these standards on January 1, 2009 and are currently evaluating their impact on our consolidated financial statements upon adoption.

SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business. SFAS No. 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. Disclosures that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners will be required.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. Entities will be required to provide enhanced disclosures about how and why an entity uses derivative instruments, how these instruments are accounted for, and how they affect the entity’s financial position, financial performance and cash flows. This new standard is effective for our Company as of January 1, 2009 and we are currently evaluating the impact on disclosures associated with our derivative and hedging activities.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended
	March 30, 2008	April 1, 2007	Percent Change Increase (Decrease)
	(in millions except per share amounts)
Net Sales	$ 1,160.3	$ 1,153.1	0.6%
Cost of Sales	783.9	739.1	6.1%
Gross Profit	376.4	414.0	(9.1)%
Gross Margin	32.4%	35.9%
SM&A Expense	249.9	216.4	15.5%
SM&A Expense as a percent of sales	21.5%	18.8%
Business Realignment Charge, net	4.1	27.5	(85.2)%
EBIT	122.4	170.1	(28.0)%
EBIT Margin	10.6%	14.7%
Interest Expense, net	24.4	28.3	(13.7)%
Provision for Income Taxes	34.8	48.3	(28.0)%
Effective Income Tax Rate	35.5%	34.1%
Net Income	$ 63.2	$ 93.5	(32.3)%
Net Income Per Share-Diluted	$ .28	$ .40	(30.0)%

Results of Operations - First Quarter 2008 vs. First Quarter 2007

U.S. Price Increases

In April 2007, we announced an increase of approximately four percent to five percent in the wholesale prices of our domestic confectionery line, effective immediately.  The price increase applied to our standard bar, king-size bar, 6-pack and vending lines. These products represent approximately one-third of our U.S. confectionery portfolio.

In January 2008, we announced another increase in the wholesale prices of our domestic confectionery line, effective immediately. This price increase also applied to our standard bar, king-size bar, 6-pack and vending lines and represented a weighted average increase of approximately thirteen percent on these items. These price changes approximated a three percent price increase over our entire domestic product line. We implemented both pricing actions to help partially offset increases in input costs, including raw materials, fuel, utilities and transportation. The 2008 price increases had minimal impact on net sales for the first quarter of 2008.

Net Sales

Net sales for the first quarter of 2008 were slightly higher than the comparable period of 2007 as favorable price realization primarily from price increases implemented during 2007, incremental sales from the Godrej Hershey Ltd. acquisition, and a favorable foreign currency exchange rate were substantially offset by sales volume decreases primarily in the United States. The Godrej Hershey Ltd. business increased net sales by $20.3 million, or 1.8%.

Key Marketplace Metrics

Consumer takeaway increased 14.8% during the first quarter of 2008 compared with the same period of 2007.  However, the first quarter of 2008 benefited from an early Easter season. Excluding seasonal sales, consumer takeaway increased 1.8%. Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels declined by 0.8 share points during the first quarter of 2008. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Business realignment charges of $25.2 million were included in cost of sales in the first quarter of 2008 compared with $9.9 million in the first quarter of 2007.  The remainder of the cost of sales increase was primarily associated with higher input costs and business acquisitions, offset partially by the impact of the sales volume decrease primarily in the United States and improved supply chain productivity.

Approximately one third of the gross margin decline was attributable to the impact of business realignment initiatives recorded in 2008 compared with 2007.  The rest of the decline resulted from higher input costs which were only partially offset by increased price realization and improved supply chain productivity. The acquisition of the Godrej Hershey Ltd. business also contributed to the decline in gross margin.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily as a result of higher administrative, selling and advertising expenses. Higher administrative and selling costs were principally associated with employee-related expenses from the expansion of our international businesses, including the acquisition of Godrej Hershey Ltd., investments to improve our selling capabilities in the United States and the earlier granting of stock options in 2008 versus 2007. Expenses of $1.4 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expense for the first quarter of 2008 compared with $3.0 million recorded in the first quarter of 2007.

Business Realignment Initiatives

Business realignment charges of $4.1 million were recorded in the first quarter of 2008 associated with the 2007 business realignment initiatives.  The charges were primarily associated with fixed asset impairments, plant closure expenses, and employee separation and contract termination costs, partially offset by gains on the sale of fixed assets.  Business realignment charges of $27.5 million were recorded in the first quarter of 2007 primarily associated with fixed asset impairments and expenses for the closure of certain manufacturing facilities, along with employee separation costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT decreased in the first quarter of 2008 compared with the first quarter of 2007 as a result of lower gross profit and higher selling, marketing and administrative expenses. Net pre-tax business realignment charges of $30.7 million were recorded in the first quarter of 2008 compared with $40.4 million recorded in the first quarter of 2007, a decrease of $9.7 million.

EBIT margin decreased from 14.7% for the first quarter of 2007 to 10.6% for the first quarter of 2008.  The impact of net business realignment charges in 2008 reduced EBIT margin by 2.6 percentage points and in the first quarter of 2007, reduced EBIT margin by 3.6 percentage points. The remainder of the decrease resulted from the lower gross margin and higher selling, marketing and administrative expense as a percentage of sales.

Interest Expense, Net

Net interest expense was lower in the first quarter of 2008 than the comparable period of 2007 primarily reflecting lower interest rates and an increase in capitalized interest, offset somewhat by higher average short-term borrowings in 2008 compared with 2007.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 35.5% for the first quarter of 2008. The impact of tax rates associated with business realignment and impairment charges recorded during the quarter increased the effective income tax rate by 0.7 percentage points. We expect our income tax rate for the full year 2008 to be 36.0%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net Income in the first quarter of 2008 was reduced by $20.7 million, or $0.09 per share-diluted, and was reduced by $25.3 million, or $0.11 per share-diluted, in the first quarter of 2007 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the first quarter of 2008 decreased $0.14 as compared with the first quarter of 2007.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first three months of 2008, cash and cash equivalents increased by $23.7 million.

Cash provided from operations, long-term borrowings and proceeds from the sale of property, plant and equipment was sufficient to fund the repayment of short-term debt of $377.0 million, dividend payments of $65.8 million, capital additions and capitalized software expenditures of $70.7 million and the repurchase of Common Stock for $18.3 million.

The increase in cash provided from accounts receivable in the first quarter of 2008 compared with the same period of 2007 resulted from increased cash collections as a result of the timing of sales in the quarter due to the earlier Easter and a February buy-in prior to the effective date of price increases.

Cash used by changes in other assets and liabilities was $92.7 million for the first three months of 2008 compared with cash used of $32.1 million for the same period of 2007. The increase in the amount of cash used by other assets and liabilities from 2007 to 2008 primarily reflected the impact of business realignment initiatives, the exercise of stock options, employee benefits and payroll.

During the first quarter of 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco. We received cash of $2.0 million from Bauducco and recorded an intangible asset of $13.7 million related to the agreement. We will maintain a 51% controlling interest in Hershey do Brasil.

Proceeds from the sale of manufacturing and distribution facilities under the global supply chain transformation program were $44.3 million in the first quarter of 2008.

A receivable of approximately $17.3 million was included in prepaid expenses and other current assets as of March 30, 2008 and $17.7 million as of December 31, 2007 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The decrease primarily resulted from currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $45.3 million during the first three months of 2008 versus $52.5 million for the comparable period of 2007.  The decrease in interest paid resulted primarily from a bond maturity in the first quarter of 2007.  Income taxes paid were $5.8 million during the first three months of 2008 versus $9.8 million for the comparable period of 2007.  The decrease in taxes paid in 2008 was primarily related to lower extension payments for 2008 income taxes.

The ratio of current assets to current liabilities increased to 1.1:1.0 as of March 30, 2008 from 0.9:1.0 as of December 31, 2007. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 77% as of March 30, 2008 from 78% as of December 31, 2007.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a five-year credit agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion with the option to increase borrowings by an additional $400 million with the concurrence of the lenders. During the fourth quarter of 2007, the lenders approved a one-year extension to the term of this agreement in accordance with our option under the agreement. We may use these funds for general corporate purposes. Due to seasonal working capital needs, share repurchases and other business activities, we expected borrowings to exceed $1.1 billion from time to time. Therefore, in lieu of increasing the borrowing limit under the five-year credit agreement, in August 2007, we entered into a new unsecured revolving short-term credit agreement to borrow up to $300 million. Funds borrowed under the new short-term credit agreement may be used for general corporate purposes, including commercial paper backstop.  The agreement will expire in August 2008.

In March 2008, the Company issued $250 million of 5.0% Notes due April 1, 2013 under the WKSI Registration Statement. The net proceeds of this debt issuance are being used to repay a portion of the Company’s outstanding indebtedness under its short-term commercial paper program.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2007 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

Our current business environment is characterized by significantly higher commodity costs and increased competitive activity. For the full year 2008, we expect increases in input costs versus 2007 of approximately $100 million, reducing gross margin by 200 basis points. We will also incur higher costs for increased investment in brand support and selling capabilities in the United States, while we are taking steps to enhance product innovation across our portfolio. We will also be continuing to invest in key international markets, particularly China and India.

To offset higher input costs, we have increased the wholesale prices of our domestic confectionery line and are implementing aggressive productivity and cost savings initiatives in addition to those already underway as part of our global supply chain transformation program. However, price increases and productivity improvements will only partly offset input cost increases and expenses associated with investment spending plans, resulting in lower EBIT and EPS, excluding items affecting comparability.

We expect consolidated net sales to grow 3% to 4% in 2008. We have introduced Hershey’s Bliss™ and Starbucks® branded chocolates and will introduce Signatures packaged candy later this year to more fully participate in the rapidly growing premium and trade-up segments of the chocolate category in the United States. For the remainder of the Americas, we expect increases in net sales from our businesses in Canada, Mexico, and Brazil, along with incremental sales from the Godrej Hershey Ltd. acquisition.

For 2008, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program and restructuring our business in Brazil to be in the range of $140 to $160 million. We expect costs of approximately $85 million to be included in cost of sales, primarily for accelerated depreciation, and approximately $20 million to be included in selling, marketing and administrative expenses for start up costs and program management. The remainder of these costs will be included in business realignment and impairment charges. Total charges associated with our business realignment initiatives in 2008 are expected to reduce earnings per share-diluted by $0.37 to $0.42.

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

Business realignment and impairment charges associated with our global supply chain transformation program and the restructuring of our business in Brazil will reduce net income and earnings per share in 2008. Excluding the impact of these business realignment initiatives, net income is expected to decline reflecting the increased investments in our businesses. As a result, earnings per share-diluted excluding items affecting comparability is expected to be within the $1.85 to $1.90 range for 2008.

A reconciliation of GAAP and non-GAAP items to the Company’s earnings per share-diluted outlook is as follows:

3
2008

Expected EPS-diluted in accordance with GAAP	$1.43-1.53
Total business realignment and impairment charges	$0.37-0.42

Non-GAAP expected EPS-diluted excluding items affecting comparability	$1.85-1.90

We believe that the disclosure of non-GAAP expected EPS-diluted excluding items affecting comparability provides investors with a better comparison of expected year-to-year operating results.  For more information on items affecting comparability refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.

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

•
The impact of future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry, including risks of subsequent litigation or further government action;

•	Pension cost factors, such as actuarial assumptions, market performance and employee retirement decisions;
•	Changes in our stock price, and resulting impacts on our expenses for incentive compensation, stock options and certain employee benefits;
•	Market demand for our new and existing products;
•	Changes in our business environment, including actions of competitors and changes in consumer preferences;
•	Changes in governmental laws and regulations, including taxes;
•	Risks and uncertainties related to our international operations; and
•	Such other matters as discussed in our Annual Report on Form 10-K for 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million as of March 30, 2008 and December 31, 2007.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $31.7 million as of December 31, 2007, to $38.5 million as of March 30, 2008.  Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
January 1 through January 27, 2008	—	$ —	—	$100,017

January 28 through February 24, 2008	401,000	$ 35.91	—	$100,017

February 25 through March 30, 2008	105,000	$ 37.43	—	$100,017
Total	506,000		—

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

10.1
First Amendment to The Hershey Company Executive Benefits Protection Plan (Group 3A) (Amended and Restated as of October 2, 2007), effective as of February 13, 2008,  is attached hereto and filed as Exhibit 10.1.

10.2	First Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of February 13, 2008, is attached hereto and filed as Exhibit 10.2.
10.3	The Hershey Company Directors’ Compensation Plan (Amended and Restated as of February 13, 2008) is attached hereto and filed as Exhibit 10.3.
10.4	Executive Confidentiality and Restrictive Covenant Agreement is attached hereto and filed as Exhibit 10.4.
12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended March 30, 2008 and April 1, 2007.
31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

-23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: May 7, 2008	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: May 7, 2008	/s/David W. Tacka David W. Tacka Chief Accounting Officer

-24

EXHIBIT INDEX

Exhibit 10.1	First Amendment to The Hershey Company Executive Benefits Protection Plan (Group 3A) (Amended and Restated as of October 2, 2007)

Exhibit 10.2	First Amendment to Amended and Restated Executive Employment Agreement

Exhibit 10.3	The Hershey Company Directors’ Compensation Plan (Amended and Restated as of February 13, 2008)

Exhibit 10.4	Executive Confidentiality and Restrictive Covenant Agreement

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002