Form 10-Q
period 2008-06-29
HERSHEY CO
filed 2008-08-06
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from ______to_______

Commission file number 1-183

THE HERSHEY COMPANY
100 Crystal A Drive
Hershey, PA 17033

Registrant’s telephone number:  717-534-4200

State of Incorporation	IRS Employer Identification No.
Delaware	23-0691590

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 par value – 166,215,273 shares, as of July 18, 2008.  Class B Common Stock,
$1 par value – 60,805,727 shares, as of July 18, 2008.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended June 29, 2008 and July 1, 2007	3

Consolidated Statements of Income
Six months ended June 29, 2008 and July 1, 2007	4

Consolidated Balance Sheets
June 29, 2008 and December 31, 2007	5

Consolidated Statements of Cash Flows
Six months ended June 29, 2008 and July 1, 2007	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	29

Item 4. Submission of Matters to a Vote
of Security Holders	29

Item 6. Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	June 29, 2008	July 1, 2007

Net Sales	$1,105,437	$1,051,916

Costs and Expenses:
Cost of sales	722,926	722,478
Selling, marketing and administrative	266,612	216,870
Business realignment and impairment charges, net	21,786	79,728

Total costs and expenses	1,011,324	1,019,076

Income before Interest and Income Taxes	94,113	32,840

Interest expense, net	23,610	29,213

Income before Income Taxes	70,503	3,627

Provision for income taxes	29,036	73

Net Income	$41,467	$3,554

Earnings Per Share - Basic - Class B Common Stock	$.17	$.01

Earnings Per Share - Diluted - Class B Common Stock	$.17	$.02

Earnings Per Share - Basic - Common Stock	$.19	$.02

Earnings Per Share - Diluted - Common Stock	$.18	$.01

Average Shares Outstanding - Basic - Common Stock	166,624	168,309

Average Shares Outstanding - Basic - Class B Common Stock	60,806	60,815

Average Shares Outstanding - Diluted	228,664	231,963

Cash Dividends Paid Per Share:
Common Stock	$.2975	$.2700
Class B Common Stock	$.2678	$.2425

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	June 29, 2008	July 1, 2007

Net Sales	$2,265,779	$2,205,025

Costs and Expenses:
Cost of sales	1,506,816	1,461,556
Selling, marketing and administrative	516,561	433,303
Business realignment and impairment charges, net	25,871	107,273

Total costs and expenses	2,049,248	2,002,132

Income before Interest and Income Taxes	216,531	202,893

Interest expense, net	47,996	57,468

Income before Income Taxes	168,535	145,425

Provision for income taxes	63,823	48,398

Net Income	$104,712	$97,027

Earnings Per Share - Basic - Class B Common Stock	$.43	$.39

Earnings Per Share - Diluted - Class B Common Stock	$.43	$.39

Earnings Per Share - Basic - Common Stock	$.47	$.43

Earnings Per Share - Diluted - Common Stock	$.46	$.42

Average Shares Outstanding - Basic - Common Stock	166,701	169,078

Average Shares Outstanding - Basic - Class B Common Stock	60,806	60,815

Average Shares Outstanding - Diluted	228,798	232,841

Cash Dividends Paid Per Share:
Common Stock	$.5950	$.5400
Class B Common Stock	$.5356	$.4850

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	June 29, 2008	December 31, 2007

Current Assets:
Cash and cash equivalents	$45,427	$129,198
Accounts receivable - trade	302,952	487,285
Inventories	697,569	600,185
Deferred income taxes	44,913	83,668
Prepaid expenses and other	188,156	126,238
Total current assets	1,279,017	1,426,574
Property, Plant and Equipment, at cost	3,490,170	3,606,443
Less-accumulated depreciation and amortization	(1,997,476)	(2,066,728)
Net property, plant and equipment	1,492,694	1,539,715
Goodwill	578,689	584,713
Other Intangibles	168,522	155,862
Other Assets	559,770	540,249
Total assets	$4,078,692	$4,247,113

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$281,152	$223,019
Accrued liabilities	486,128	538,986
Accrued income taxes	1,579	373
Short-term debt	419,372	850,288
Current portion of long-term debt	16,874	6,104
Total current liabilities	1,205,105	1,618,770
Long-term Debt	1,514,029	1,279,965
Other Long-term Liabilities	527,693	544,016
Deferred Income Taxes	181,897	180,842
Total liabilities	3,428,724	3,623,593
Minority Interest	42,345	30,598
Stockholders’ Equity:
Preferred Stock, shares issued:
none in 2008 and 2007	—	—
Common Stock, shares issued: 299,096,017 in 2008 and 299,095,417 in 2007	299,095	299,095
Class B Common Stock, shares issued: 60,805,727 in 2008 and 60,806,327 in 2007	60,806	60,806
Additional paid-in capital	336,665	335,256
Retained earnings	3,900,537	3,927,306
Treasury-Common Stock shares at cost:
132,883,044 in 2008 and 132,851,893 in 2007	(4,008,137)	(4,001,562)
Accumulated other comprehensive income (loss)	18,657	(27,979)
Total stockholders’ equity	607,623	592,922
Total liabilities, minority interest and stockholders’ equity	$4,078,692	$4,247,113

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	June 29, 2008	July 1, 2007
Cash Flows Provided from (Used by) Operating Activities
Net Income	$104,712	$97,027
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	125,088	144,003
Stock-based compensation expense, net of tax of $6,546 and $4,377, respectively	11,537	7,988
Excess tax benefits from exercise of stock options	(559)	(8,481)
Deferred income taxes	39,795	41,069
Business realignment initiatives, net of tax of $23,774 and $61,342, respectively	46,155	103,430
Contributions to pension plans	(3,813)	(7,836)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	183,876	149,719
Inventories	(95,618)	(166,637)
Accounts payable	58,133	87,044
Other assets and liabilities	(149,234)	(153,821)
Net Cash Flows Provided from Operating Activities	320,072	293,505

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(138,374)	(77,905)
Capitalized software additions	(8,157)	(5,259)
Proceeds from sales of property, plant and equipment	76,860	—
Business acquisitions	—	(76,989)
Proceeds from divestiture	1,960	—
Net Cash Flows (Used by) Investing Activities	(67,711)	(160,153)

Cash Flows Provided from (Used by) Financing Activities
Net (decrease) increase in short-term debt	(430,916)	264,231
Long-term borrowings	247,845	—
Repayment of long-term debt	(2,167)	(188,800)
Cash dividends paid	(131,481)	(120,798)
Exercise of stock options	21,114	42,234
Excess tax benefits from exercise of stock options	559	8,481
Repurchase of Common Stock	(41,086)	(197,019)
Net Cash Flows (Used by) Financing Activities	(336,132)	(191,671)

Decrease in Cash and Cash Equivalents	(83,771)	(58,319)
Cash and Cash Equivalents, beginning of period	129,198	97,141

Cash and Cash Equivalents, end of period	$45,427	$38,822

Interest Paid	$47,259	$62,495

Income Taxes Paid	$94,988	$105,852

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. Operating results for the six months ended June 29, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

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

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. The arrangement with Bauducco will leverage Bauducco’s strong sales and distribution capabilities for our products throughout Brazil. Under this agreement we will manufacture and market, and they will sell and distribute our products. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance performance of our business in Brazil. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for a 49% interest in Hershey do Brasil. We will maintain a 51% controlling interest in Hershey do Brasil.

3.           STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
(in millions of dollars)
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$ 9.0	$ 5.5	$17.8	$12.4
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$ 3.4	$ 1.9	$ 6.4	$ 4.4

The increase in share-based compensation expense for the second quarter of 2008 resulted from the impact of lowered performance expectations for the PSUs in 2007.

The increase in share-based compensation expense for the first six months of 2008 resulted from the impact of lowered performance expectations for the PSUs in 2007 and the timing of the 2007 stock option grants.  Our annual grant of stock options to management level employees, which customarily has occurred in February of each year, was delayed in 2007 pending approval by our stockholders of the EICP at the annual meeting in April 2007. In 2008, we resumed our customary February grant schedule.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	June 29, 2008	July 1, 2007
Dividend yield	2.4%	2.0%
Expected volatility	18.1%	19.5%
Risk-free interest rates	3.1%	4.6%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of June 29, 2008, and the change during 2008 is presented below:

	For the Six Months Ended June 29, 2008
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of year	13,889,116	$43.26	6.2 years
Granted	4,343,989	$35.96
Exercised	(673,176)	$31.37
Forfeited	(292,739)	$46.86
Outstanding as of June 29, 2008	17,267,190	$41.82	6.8 years
Options exercisable as of June 29, 2008	9,241,390	$40.22	5.1 years

For the Six Months Ended
	June 29, 2008	July 1, 2007
Weighted-average fair value of options granted (per share)	$ 6.21	$ 12.95
Intrinsic value of options exercised (in millions of dollars)	$ 4.9	$ 31.3

•	As of June 29, 2008, the aggregate intrinsic value of options outstanding and the aggregate intrinsic value of options exercisable was $9.3 million.

•
As of June 29, 2008, there was $48.9 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of June 29, 2008, and the change during 2008 is presented below:
Performance Stock Units and Restricted Stock Units	For the Six Months Ended June 29, 2008	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	691,032	$38.14
Granted	372,578	$39.01
Vested	(304,179)	$33.15
Forfeited	(17,200)	$41.42
Outstanding as of June 29, 2008	742,231	$36.73

As of June 29, 2008, there was $14.8 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.9 years.

	For the Six Months Ended
	June 29, 2008	July 1, 2007
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$8.9	$21.0

The higher 2007 amount was due to the payment of awards earned for the 2004-2006 performance stock unit cycle. In 2008, no payment was made for the 2005-2007 performance stock unit cycle based on the Company’s performance against the two financial objectives which fell below the threshold levels required to earn an award.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 430,811 units as of June 29, 2008.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of June 29, 2008.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K and our proxy statement for the 2008 annual meeting of stockholders.

4.           INTEREST EXPENSE

Net interest expense consisted of the following:
	For the Six Months Ended
	June 29, 2008	July 1, 2007
	(in thousands of dollars)
Interest expense	$51,943	$58,860
Interest income	(1,047)	(1,327)
Capitalized interest	(2,900)	(65)
Interest expense, net	$47,996	$57,468

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

The estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years.  The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The costs will be incurred primarily in 2007 and 2008.  Total costs of $400.0 million were recorded in 2007 and total costs of $66.0 million were recorded during the first six months of 2008 for this program.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, which has not gained profitable scale or adequate market distribution. In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco. In the fourth quarter of 2007 we recorded a goodwill impairment charge of $12.3 million associated with Hershey do Brasil, along with a business realignment charge of $.3 million primarily related to employee separation costs. Business realignment charges of $3.9 million were recorded in the first six months of 2008.

Charges (credits) associated with business realignment initiatives recorded during the three-month and six-month periods ended June 29, 2008 and July 1, 2007 were as follows:
	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands of dollars)

Cost of sales – 2007 business realignment initiatives	$15,027	$41,307	$40,181	$51,166

Selling, marketing and administrative – 2007 business realignment initiatives	2,443	3,347	3,877	6,333

Business realignment and impairment charges, net:
Global supply chain transformation program
Losses (gains) on sale of fixed assets	7,110	—	(6,790)	—
Fixed asset impairments and plant closure expenses	5,488	13,878	15,265	40,098
Employee separation costs	7,985	51,534	11,874	52,859
Contract termination costs	1,591	14,316	1,591	14,316
Brazilian business realignment
Employee separation (credits) costs	(334)	—	1,526	—
Fixed asset impairment (credits) charges	(5)	—	717	—
Contract termination costs and other exit (credits) costs	(49)	—	1,688	—
Total business realignment and impairment charges, net	21,786	79,728	25,871	107,273

Total net charges associated with 2007 business realignment initiatives	$39,256	$124,382	$69,929	$164,772

The charge of $15.0 million recorded in cost of sales during the second quarter of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $2.4 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $7.1 million of losses on sale of fixed assets resulted from the write-off of machinery and equipment at a plant which was sold during the quarter.  The $5.5 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and line removal costs. Certain real estate with a carrying value of $12.9 million was being held for sale as of June 29, 2008.  The decrease from the prior quarter was due to asset sales during the second quarter.  The global supply chain transformation program employee separation costs included $3.1 million related to involuntary terminations at the North American manufacturing facilities which are being closed and $4.9 million primarily related to pension settlements.  The global supply chain transformation program had identified six manufacturing facilities which would be closed.  As of June 29, 2008, the facilities located in Dartmouth, Nova Scotia; Montreal, Quebec and Oakdale, California have been closed and sold. The facility located in Naugatuck, Connecticut has been closed and is being held for sale. The facilities in Reading, Pennsylvania and Smiths Falls, Ontario are being held and used pending closure, following which they will be offered for sale.

The charge of $40.2 million recorded in cost of sales during the first six months of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $3.9 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $6.8 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $15.3 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and line removal costs.  The global supply chain transformation program employee separation costs included $7.0 million related to involuntary terminations at the North American manufacturing facilities which are being closed and $4.9 million primarily related to pension settlements.

The charges (credits) for the Brazilian business realignment were related to costs for involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

The charge of $41.3 million recorded in cost of sales during the second quarter of 2007 related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $3.3 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The employee separation costs included $22.3 million for involuntary terminations at the North American manufacturing facilities which have been closed or are being closed.  The employee separation costs also included $29.2 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

The charge of $51.2 million recorded in cost of sales during the first six months of 2007 related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $6.3 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The employee separation costs included $23.7 million for involuntary terminations and $29.2 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

The June 29, 2008 liability balance relating to the 2007 business realignment initiatives was $46.6 million for employee separation costs.  During the first six months of 2008, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $30.3 million principally related to employee separation costs.

6.           EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands except per share amounts)
Net income	$41,467	$3,554	$104,712	$97,027
Weighted-average shares - Basic
Common Stock	166,624	168,309	166,701	169,078
Class B Common Stock	60,806	60,815	60,806	60,815
Total weighted-average shares - Basic	227,430	229,124	227,507	229,893
Effect of dilutive securities:
Employee stock options	937	2,330	956	2,367
Performance and restricted stock units	297	509	335	581
Weighted-average shares - Diluted	228,664	231,963	228,798	232,841
Earnings Per Share - Basic
Class B Common Stock	$.17	$.01	$.43	$.39
Common Stock	$.19	$.02	$.47	$.43
Earnings Per Share - Diluted
Class B Common Stock	$.17	$.02	$.43	$.39
Common Stock	$.18	$.01	$.46	$.42

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

For the three-month and six-month periods ended June 29, 2008, 12.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. For the three-month and six-month periods ended July 1, 2007, 5.6 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

7.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  SFAS No. 133 requires us to recognize all derivative instruments at fair value. We classify the derivatives as assets or liabilities on the balance sheet. As of June 29, 2008 and July 1, 2007, all of our derivative instruments were designated as cash flow hedges.

Summary of Activity

Our cash flow hedging derivative activity during the three months and six months ended June 29, 2008 and July 1, 2007 was as follows:
	For the Three Months Ended		For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in millions of dollars)
Net after-tax gains (losses) on cash flow hedging derivatives	$40.7	$(1.0)	$62.3	$4.9
Reclassification adjustment of gains (losses) from accumulated other comprehensive income to income, net of tax	12.0	(1.2)	18.5	(1.1)
Hedge ineffectiveness gains recognized in cost of sales, before tax	.7	–	.5	–

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $26.8 million after tax as of June 29, 2008. This amount was primarily associated with commodities futures contracts.

For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

8.           COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended June 29, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$41,467

Other comprehensive income (loss):
Foreign currency translation adjustments	$3,787	$—	3,787
Pension and post-retirement benefit plans	4,830	(1,918)	2,912
Cash flow hedges:
Gains on cash flow hedging derivatives	63,561	(22,877)	40,684
Reclassification adjustments	(18,767)	6,761	(12,006)
Total other comprehensive income	$53,411	$(18,034)	35,377
Comprehensive income			$76,844

	For the Three Months Ended July 1, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$3,554

Other comprehensive income (loss):
Foreign currency translation adjustments	$24,714	$—	24,714
Pension and post-retirement benefit plans	2,425	(1,073)	1,352
Cash flow hedges:
Losses on cash flow hedging derivatives	(1,649)	600	(1,049)
Reclassification adjustments	1,819	(644)	1,175
Total other comprehensive income	$27,309	$(1,117)	26,192
Comprehensive income			$29,746

	For the Six Months Ended June 29, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$104,712

Other comprehensive income (loss):
Foreign currency translation adjustments	$(95)	$—	(95)
Pension and post-retirement benefit plans	4,924	(1,961)	2,963
Cash flow hedges:
Gains on cash flow hedging derivatives	97,300	(35,020)	62,280
Reclassification adjustments	(28,964)	10,452	(18,512)
Total other comprehensive income	$73,165	$(26,529)	46,636
Comprehensive income			$151,348

	For the Six Months Ended July 1, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$97,027

Other comprehensive income (loss):
Foreign currency translation adjustments	$27,318	$—	27,318
Pension and post-retirement benefit plans	3,720	(1,592)	2,128
Cash flow hedges:
Gains on cash flow hedging derivatives	7,647	(2,768)	4,879
Reclassification adjustments	1,626	(570)	1,056
Total other comprehensive income	$40,311	$(4,930)	35,381
Comprehensive income			$132,408

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:
	June 29, 2008	December 31, 2007
	(in thousands of dollars)
Foreign currency translation adjustments	$44,715	$44,810
Pension and post-retirement benefit plans, net of tax	(76,602)	(79,565)
Cash flow hedges, net of tax	50,544	6,776
Total accumulated other comprehensive income (loss)	$18,657	$(27,979)

9.           INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	June 29, 2008	December 31, 2007
	(in thousands of dollars)
Raw materials	$265,344	$199,460
Goods in process	111,892	80,282
Finished goods	451,233	407,058
Inventories at FIFO	828,469	686,800
Adjustment to LIFO	(130,900)	(86,615)
Total inventories	$697,569	$600,185

The increase in raw material inventories as of June 29, 2008 resulted from the timing of deliveries to support manufacturing requirements and higher prices in 2008. The increase in finished goods inventories was primarily associated with seasonal sales patterns and the introduction of new products.

10.           SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. In December 2006, we entered into a five-year unsecured revolving credit agreement. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. During the fourth quarter of 2007, the lenders approved a one-year extension to the term of this agreement in accordance with our option under the agreement. These funds may be used for general corporate purposes. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties, and events of default. As of June 29, 2008, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

In August 2007, we entered into an unsecured revolving short-term credit agreement to borrow up to an additional $300 million because we believed at the time that seasonal working capital needs, share repurchases and other business activities would cause our borrowings to exceed the $1.1 billion borrowing limit available under our five-year credit agreement.  We used the funds borrowed under this new agreement for general corporate purposes, including commercial paper backstop.  Although the new agreement was scheduled to expire in August 2008, we elected to terminate it in June 2008 because we determined that we no longer needed the additional borrowing capacity provided by the agreement.

11.           LONG-TERM DEBT

In May 2006, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”). In March 2008, the Company issued $250 million of 5.0% Notes due April 1, 2013 under the WKSI Registration Statement. The net proceeds of this debt issuance were used to repay a portion of the Company’s outstanding indebtedness under its short-term commercial paper program.

12.           FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 29, 2008 and December 31, 2007, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,530.9 million as of June 29, 2008, compared with a fair value of $1,556.6 million, an increase of $25.7 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:
June 29, 2008
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$ 14.2	British pounds Australian dollars

Foreign exchange forward contracts to sell foreign currencies	$ 164.1	Canadian dollars Mexican pesos

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

The total fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, accrued liabilities and non-current assets (liabilities), as appropriate, on the Consolidated Balance Sheets were as follows:

	June 29, 2008	December 31, 2007
(in millions of dollars)
Fair value of foreign exchange forward contracts – asset (liability)	$ 0.8	$ (2.1)

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of June 29, 2008, is as follows:

Description	Fair Value as of June 29, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in thousands of dollars)
Assets
Cash flow hedging derivatives	$ 1,499	$ 689	$ 810	$ —

As of June 29, 2008, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We account for commodities futures contracts in accordance with SFAS No. 133. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

As of June 29, 2008, cash flow hedging derivative Level 2 assets were principally related to the fair value of foreign exchange forward contracts. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes for future contracts with similar terms, adjusted where necessary for maturity differences.

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

15.           PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands of dollars)
Service cost	$6,739	$10,809	$390	$1,177
Interest cost	14,886	14,551	4,748	4,714
Expected return on plan assets	(26,575)	(28,554)	—	—
Amortization of prior service cost	324	748	(114)	(35)
Recognized net actuarial (gain) loss	(240)	154	(55)	433
Administrative expenses	91	128	—	—
Net periodic benefits (income) cost	(4,775)	(2,164)	4,969	6,289
Special termination benefits	147	6,166	—	—
Settlement	4,843	—	—	—
Curtailment	—	4,215	—	18,862
Total amount reflected in earnings	$215	$8,217	$4,969	$25,151

We made contributions of $.5 million and $6.0 million to the pension plans and other benefits plans, respectively, during the second quarter of 2008.  In the second quarter of 2007, we made contributions of $2.7 million and $5.9 million to our pension and other benefits plans, respectively.  The contributions in 2008 and 2007 primarily reflected benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the second quarter of 2008, there was net periodic pension benefits income of $4.8 million, compared with net periodic benefits income of $2.2 million in the second quarter of 2007.  The higher net periodic pension benefits income primarily reflected the lower service cost resulting from a reduction in employment levels under the global supply chain transformation program.  The Special termination benefits, Settlement and Curtailment losses recorded in the second quarter of 2008 and 2007 primarily related to the 2007 business realignment initiatives.

	Pension Benefits		Other Benefits
	For the Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	(in thousands of dollars)
Service cost	$14,764	$21,966	$877	$2,349
Interest cost	29,899	29,219	10,170	9,461
Expected return on plan assets	(53,908)	(57,142)	—	—
Amortization of prior service cost	643	1,127	(228)	(74)
Recognized net actuarial (gain) loss	(287)	910	(2)	975
Administrative expenses	179	301	—	—
Net periodic benefits (income) cost	(8,710)	(3,619)	10,817	12,711
Special termination benefits	147	6,166	—	—
Settlement	4,843	—	—	—
Curtailment	—	4,215	—	18,862
Total amount reflected in earnings	$(3,720)	$6,762	$10,817	$31,573

We made contributions of $3.8 million and $11.9 million to the pension plans and other benefits plans, respectively, during the first six months of 2008.  In the first six months of 2007, we made contributions of $7.8 million and $10.4 million to our pension and other benefits plans, respectively.  The contributions in 2008 and 2007 primarily reflected benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first six months of 2008, there was net periodic pension benefits income of $8.7 million, compared with net periodic benefits income of $3.6 million in the first six months of 2007.  The increased net periodic pension benefits income primarily reflected lower service cost resulting from a reduction in employment levels under the global supply chain transformation program.  The Special termination benefits, Settlement and Curtailments losses recorded during the first six months of 2008 and 2007 primarily related to the 2007 business realignment initiatives.

For 2008, there are no minimum funding requirements for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  During the remainder of 2008, we anticipate contributions to our pension plans of $25.0 million to $30.0 million which includes benefit payments from our non-qualified plans.

For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

16.           SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:
	For the Six Months Ended June 29, 2008
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	—	$ —
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,090	41,086
Total share repurchases	1,090	41,086
Shares issued for stock options and incentive compensation	(1,059)	(34,511)
Net change	31	$ 6,575

•	In December 2006, our Board of Directors approved a $250 million share repurchase program. As of June 29, 2008, $100.0 million remained available for repurchases of Common Stock under this program.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  We do not expect any significant changes to our financial accounting and reporting as a result of the issuance of SFAS No. 162.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	June 29, 2008	July 1, 2007	Percent Change Increase (Decrease)	June 29, 2008	July 1, 2007	Percent Change Increase (Decrease)
	(in thousands except per share amounts)
Net Sales	$ 1,105.4	$ 1,051.9	5.1%	$ 2,265.8	$ 2,205.0	2.8%
Cost of Sales	722.9	722.5	0.1%	1,506.8	1,461.5	3.1%
Gross Profit	382.5	329.4	16.1%	759.0	743.5	2.1%
Gross Margin	34.6%	31.3%		33.5%	33.7%
SM&A Expense	266.6	216.9	22.9%	516.6	433.3	19.2%
SM&A Expense as a percent of sales	24.1%	20.6%		22.8%	19.7%
Business Realignment Charge, net	21.8	79.7	(72.7)%	25.9	107.3	(75.9)%
EBIT	94.1	32.8	186.6%	216.5	202.9	6.7%
EBIT Margin	8.5%	3.1%		9.6%	9.2%
Interest Expense, net	23.6	29.2	(19.2)%	48.0	57.5	(16.5)%
Provision for Income Taxes	29.0	—	N/A	63.8	48.4	31.9%
Effective Income Tax Rate	41.2%	—		37.9%	33.3%
Net Income	$ 41.5	$ 3.6	N/A	$ 104.7	$ 97.0	7.9%
Net Income Per Share-Diluted	$ 0.18	$ 0.01	N/A	$ 0.46	$ 0.42	9.5%

Results of Operations - Second Quarter 2008 vs. Second Quarter 2007

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

Usually there is a time lag between the effective date of list price increases and the impact of the price increases on net sales.  The impact of price increases is often delayed because the Company honors previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increases.  In addition, promotional allowances may be increased for certain products subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.

Net Sales

Net sales for the second quarter of 2008 were higher than the comparable period of 2007 due to favorable price realization (as list price increases more than offset higher promotional allowances), incremental sales from the Godrej Hershey Ltd. acquisition, and a favorable foreign currency exchange rate.  These increases were slightly offset by sales volume decreases primarily in the United States reflecting lower seasonal sales and reduced sales of snack and refreshment products. The acquisition of the Godrej Hershey Ltd. business increased net sales by $17.0 million, or 1.6%.

Key Marketplace Metrics

Consumer takeaway decreased 11.5% during the second quarter of 2008 compared with the same period of 2007 as a result of an early Easter season which shifted sales into the first quarter of 2008.  Excluding seasonal sales, consumer takeaway increased 5.0%.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels declined by 0.6 share points during the second quarter of 2008 also due to the earlier timing of the Easter season.  Excluding seasonal sales, market share in measured channels increased by 0.1 share points.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales in the second quarter of 2008 was slightly higher than 2007.  The cost of sales increase was primarily associated with the Godrej Hershey Ltd. acquisition, higher costs associated with the introduction of new products and increased input costs. Input costs were only slightly higher in the second quarter of 2008 versus 2007, primarily reflecting lower costs for dairy products in 2008 compared with significantly higher costs in 2007 resulting from the recognition and timing of cost increases last year.  Reduced costs for product obsolescence and improved supply chain productivity also offset the cost of sales increase.  Business realignment charges of $15.0 million were included in cost of sales in the second quarter of 2008 compared with $41.3 million in the second quarter of 2007.

Approximately three-fourths of the gross margin increase was attributable to the impact of business realignment initiatives recorded in 2008 compared with 2007.  The rest of the increase resulted from favorable price realization, reduced product obsolescence costs and improved supply chain productivity. These increases were offset somewhat by the impact of the acquisition of the Godrej Hershey Ltd. business and increased input costs.

Selling, Marketing and Administrative

Higher selling, marketing and administrative costs were principally associated with employee-related expenses primarily reflecting increased levels of retail coverage in the United States, the expansion of our international businesses, including the acquisition of Godrej Hershey Ltd. and incentive compensation costs.  Incentive compensation costs increased in 2008 as compared to 2007 because of the impact of reduced performance expectations in the second quarter of 2007. Higher advertising and consumer promotion expenses related to the introduction of new products and increased core brand support also contributed to higher selling, marketing and administrative expenses. Expenses of $2.4 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expense for the second quarter of 2008 compared with $3.3 million recorded in the second quarter of 2007.

Business Realignment Initiatives

Business realignment charges of $21.8 million were recorded in the second quarter of 2008 associated with the 2007 business realignment initiatives.  The charges were primarily associated with employee separation and contract termination costs, fixed asset disposals and plant closure expenses.  Business realignment charges of $79.7 million were recorded in the second quarter of 2007 primarily associated with employee separation costs and losses on the sale of fixed assets, along with expenses for asset impairments, the closure of certain manufacturing facilities and the termination of certain contracts.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the second quarter of 2008 compared with the second quarter of 2007 principally as a result of lower net business realignment charges.  Excluding the impact of business realignment charges, the increase in gross profit was more than offset by higher selling, marketing and administrative expenses.  Net pre-tax business realignment charges of $39.3 million were recorded in the second quarter of 2008 compared with $124.4 million recorded in the second quarter of 2007, a decrease of $85.1 million.

EBIT margin increased from 3.1% for the second quarter of 2007 to 8.5% for the second quarter of 2008. The impact of net business realignment charges in 2008 reduced EBIT margin by 3.6 percentage points and in the second quarter of 2007, reduced EBIT margin by 11.8 percentage points. The remainder of the decrease resulted from the higher selling, marketing and administrative expense as a percentage of sales.

Interest Expense, Net

Net interest expense was lower in the second quarter of 2008 than the comparable period of 2007 primarily reflecting lower average debt balances and lower interest rates in 2008 compared with 2007 in addition to an increase in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 41.2% for the second quarter of 2008. The impact of tax rates associated with business realignment and impairment charges recorded during the quarter increased the effective income tax rate by 2.2 percentage points.

Net Income and Net Income Per Share

Net Income in the second quarter of 2008 was reduced by $25.5 million, or $0.11 per share-diluted, and was reduced by $78.1 million, or $0.34 per share-diluted, in the second quarter of 2007 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the second quarter of 2008 decreased $0.06 as compared with the second quarter of 2007.

Results of Operations – First Six Months 2008 vs. First Six Months 2007

Net Sales

The increase in net sales was attributable to favorable price realization from list price increases, substantially offset by sales volume decreases, primarily in the United States.  Incremental sales from our Godrej Hershey Ltd. acquisition and a favorable foreign currency exchange rate also contributed to the increase.  The acquisition of Godrej Hershey Ltd. increased net sales by $37.2 million, or 1.7%, in the first six months of 2008.

Key Marketplace Metrics

Consumer takeaway increased 1.6% during the first six months of 2008.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market Share in measured channels declined by 0.7 share points during the first six months of 2008.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase in the first six months of 2008 compared with 2007 was primarily associated with the Godrej Hershey Ltd. acquisition and higher input costs, offset partially by favorable supply chain productivity and lower product obsolescence costs.  Lower business realignment charges included in cost of sales in 2008 compared with 2007 also partially offset the cost of sales increases.  Business realignment charges of $40.2 million were included in cost of sales in the first six months of 2008, compared with $51.2 million in the prior year.

The gross margin decline was related to higher input costs and our Godrej Hershey Ltd. acquisition, substantially offset by favorable price realization, lower obsolescence costs and improved supply chain productivity.  Approximately three-fourths of the gross margin decline was offset by lower business realignment charges recorded in 2008 compared with 2007.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily as a result of administrative and selling expenses and higher advertising and consumer promotion expenses.  Higher administrative and selling costs were principally associated with employee-related expenses from the expansion of our international businesses, including the acquisition of Godrej Hershey Ltd., investments to improve our selling capabilities and increased levels of retail coverage primarily in the United States, and higher incentive compensation expense.  Expenses of $3.9 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expenses in 2008 compared with $6.3 million in 2007.

Business Realignment Initiatives

Business realignment charges of $25.9 million were recorded in the first six months of 2008 compared with $107.3 million in the same period of 2007.  The charges in 2008 were primarily related to fixed asset impairments and plant closure expenses, in addition to employee separation costs, offset partially by gains on sales of fixed assets.  Business realignment charges recorded in 2007 primarily related to employee separation costs, fixed asset impairments and the closure of manufacturing facilities, along with the termination of certain contracts.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first six months of 2008 compared with the first six months of 2007 principally as a result of lower net business realignment charges associated with our business realignment initiatives.  Net pre-tax business realignment charges of $69.9 million were recorded in the first six months of 2008 compared with $164.8 million recorded in the first six months of 2007, a decrease of $94.9 million.  The increase in EBIT resulting from lower business realignment charges was substantially offset by higher selling, marketing and administrative expenses.

EBIT margin increased from 9.2% for the first six months of 2007 to 9.6% for the first six months of 2008. Lower net business realignment charges in 2008 improved EBIT margin by 4.5 percentage points. This impact was substantially offset by higher administrative expense and increased advertising and consumer promotion expenses as a percentage of sales, along with a lower gross margin.

Interest Expense, Net

Net interest expense was lower in the first six months of 2008 than the comparable period of 2007 primarily due to lower interest rates and an increase in capitalized interest in the first six months of 2008 as compared to the same period of 2007, along with a lower average debt balance in 2008.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 37.9% for the first six months of 2008 and was increased by 1.2 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the first six months.  We expect our effective income tax rate for the full year 2008 to be 36.0%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net Income in the first six months of 2008 was reduced by $46.2 million, or $0.20 per share-diluted, and was reduced by $103.4 million, or $0.44 per share-diluted, in the first six months of 2007 as a result of net charges associated with our business realignment initiatives.  After considering the impact of business realignment charges in each period, earnings per share-diluted in the first six months of 2008 decreased $0.20 as compared with the first six months of 2007.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first six months of 2008, cash and cash equivalents decreased by $83.8 million.

Cash provided from operations, long-term borrowings, cash on hand at the beginning of the period, and proceeds from the sale of property, plant and equipment was sufficient to fund the repayment of short-term debt of $430.9 million, dividend payments of $131.5 million, and capital additions and capitalized software expenditures of $146.5 million.

Cash used by inventories decreased from $166.6 million in 2007 to $95.6 million in 2008 primarily due to the impact of seasonal sales patterns and changes in inventory levels resulting from the global supply chain transformation program.

Cash used by changes in other assets and liabilities was $149.2 million for the first six months of 2008 compared with cash used of $153.8 million for the same period of 2007. Cash used by other assets and liabilities in 2007 and 2008 primarily reflected the impact of business realignment initiatives and the timing of payments for accrued liabilities associated with selling and marketing programs and incentive compensation.

During the first quarter of 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco. We received cash of $2.0 million from Bauducco and recorded an intangible asset of $13.7 million related to the agreement. We will maintain a 51% controlling interest in Hershey do Brasil.

Proceeds from the sale of manufacturing and distribution facilities under the global supply chain transformation program were $76.9 million in the first six months of 2008.

A receivable of approximately $17.4 million was included in prepaid expenses and other current assets as of June 29, 2008 and $17.7 million as of December 31, 2007 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The decrease primarily resulted from currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $47.3 million during the first six months of 2008 versus $62.5 million for the comparable period of 2007.  The decrease in interest paid resulted primarily from a bond maturity in the first quarter of 2007 and the lower interest rate environment.  Income taxes paid were $95.0 million during the first six months of 2008 versus $105.9 million for the comparable period of 2007.  The decrease in taxes paid in 2008 was primarily related to the impact of lower annualized taxable income in 2008.

The ratio of current assets to current liabilities increased to 1.1:1.0 as of June 29, 2008 from 0.9:1.0 as of December 31, 2007. The capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) decreased to 76% as of June 29, 2008 from 78% as of December 31, 2007.

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

In August 2007, we entered into an unsecured revolving short-term credit agreement to borrow up to an additional $300 million because we believed at the time that seasonal working capital needs, share repurchases and other business activities would cause our borrowings to exceed the $1.1 billion borrowing limit available under our five-year credit agreement.  We used the funds borrowed under this new agreement for general corporate purposes, including commercial paper backstop.  Although the new agreement was scheduled to expire in August 2008, we elected to terminate it in June 2008 because we determined that we no longer needed the additional borrowing capacity provided by the agreement.

In March 2008, the Company issued $250 million of 5.0% Notes due April 1, 2013 under the WKSI Registration Statement. The net proceeds of this debt issuance were used to repay a portion of the Company’s outstanding indebtedness under its short-term commercial paper program.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2007 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

During the second quarter of 2008, we announced a new consumer-driven business model with a comprehensive approach to deliver sustainable growth over the coming years.  Our financial targets include long-term consolidated net sales growth targets in the three to five percent range and increases in earnings per share-diluted, excluding items affecting comparability, at an annual rate of six to eight percent.

Our net sales growth will primarily leverage our core portfolio of brands in the United States.  We expect to deliver focused, disciplined innovation by improving our price-value equation through package and product upgrades and merchandising improvements resulting in increased price realization.  We also expect growth from our international businesses primarily in faster-growing emerging markets.

Increases in earnings per share-diluted, excluding items affecting comparability, will be realized through aggressive productivity improvements and increased price realization, as we face continued commodity market volatility over the next several years.  We expect to continue our strong investment both in brand building and in emerging markets.

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

We expect consolidated net sales to grow 3% to 4% in 2008. We have introduced Hershey’s Bliss™ and Starbucks® branded chocolates and will introduce Reese’s Clusters packaged candy later this year to more fully participate in the rapidly growing premium and trade-up segments of the chocolate category in the United States. For the remainder of the Americas, we expect increases in net sales from our businesses in Canada, Mexico, and Brazil, along with incremental sales from the Godrej Hershey Ltd. acquisition.

For 2008, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program and restructuring our business in Brazil to be in the range of $135 to $145 million. We expect costs of approximately $85 million to be included in cost of sales, primarily for accelerated depreciation, and approximately $15 million to be included in selling, marketing and administrative expenses for project management and start-up costs. The remainder of these costs will be included in business realignment and impairment charges. Total charges associated with our business realignment initiatives in 2008 are expected to reduce earnings per share-diluted by $0.39 to $0.42.

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

Business realignment and impairment charges associated with our global supply chain transformation program and the restructuring of our business in Brazil will reduce net income and earnings per share-diluted in 2008. Excluding the impact of these business realignment initiatives, net income is expected to decline reflecting the increased investments in our businesses. As a result, earnings per share-diluted, excluding items affecting comparability, is expected to be within the $1.85 to $1.90 range for 2008.

A reconciliation of GAAP and non-GAAP items to the Company’s earnings per share-diluted outlook is as follows:

2008

Expected EPS-diluted in accordance with GAAP	$1.43-1.51
Total business realignment and impairment charges	$0.39-0.42
Non-GAAP expected EPS-diluted excluding items affecting comparability	$1.85-1.90

We believe that the disclosure of non-GAAP expected EPS-diluted excluding items affecting comparability provides investors with a better comparison of expected year-to-year operating results.  For more information on items affecting comparability refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.

We now expect total pre-tax charges and non-recurring project implementation costs for the Global Supply Chain Transformation program of $550 million - $575 million.  Total estimated charges include project management and start-up costs of approximately $60 million.

For 2009, we expect net sales growth consistent with our long-term goal of three to five percent.  Considering the unprecedented increases in raw material prices and other input costs and the extreme volatility in market prices, we expect significant cost increases in 2009.  Additionally, we plan to continue investment in advertising and consumer support for our core brands in the United States and in the development of our international businesses.  We expect these increases to be offset by savings from our supply chain transformation program, other productivity initiatives and our previously announced price realization initiatives.  As a result of this business environment, in 2009 we expect only a modest increase in earnings per share – diluted, excluding items affecting comparability.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates was $.1 million as of June 29, 2008 and  $.2 million as of December 31, 2007.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $31.7 million as of December 31, 2007, to $38.1 million as of June 29, 2008.  Market risk represents 10% of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

As of the end of the period covered by this quarterly report, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.  There has been no change during the most recent fiscal quarter in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
March 31 through April 27, 2008	—	$ —	—	$100,017

April 28 through May 25, 2008	281,600	$38.19	—	$100,017

May 26 through June 29, 2008	302,000	$39.74	—	$100,017

Total	583,600		—

Item 4 – Submission of Matters to a Vote of Security Holders

The Hershey Company’s Annual Meeting of Stockholders was held on April 22, 2008.  The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

Name	Votes For	Votes Withheld
Robert F. Cavanaugh	738,642,203	14,570,975
Arnold G. Langbo	741,397,479	11,815,700
James E. Nevels	740,380,066	12,833,113
Thomas J. Ridge	741,884,064	11,329,115
David J. West	742,087,681	11,125,497
Kenneth L. Wolfe	714,735,519	38,477,660
LeRoy S. Zimmerman	739,993,632	13,219,547

The following directors were elected by the holders of the Common Stock voting as a class:

Name	Votes For	Votes Withheld
Charles A. Davis	134,121,668	12,184,101
Charles B. Strauss	135,219,848	11,085,921

Holders of the Common Stock and the Class B Common Stock, voting together, ratified the appointment of KPMG LLP as the independent auditors for 2008.  Stockholders cast 751,036,728 votes for the appointment, 801,432 votes against the appointment and abstained from casting 1,375,018 votes on the appointment of independent auditors.

Holders of the Common Stock and the Class B Common Stock, voting together, cast 689,664,315 votes against the proposal to review and report progress towards the implementation of the 2001 Cocoa Protocol against forced child labor, cast 8,274,673 votes in favor of the proposal and abstained from casting 19,094,663 votes on the proposal.

Holders of the Common Stock and Class B Common Stock, voting together, cast 693,416,793 votes against the proposal to establish a Board Committee on Human Rights, cast 5,407,355 votes in favor of the proposal and abstained from casting 18,209,503 votes on the proposal.

No other matters were submitted for stockholder action.

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

10.1	First Amendment to The Hershey Company Deferred Compensation Plan is attached hereto and filed as Exhibit 10.1.

10.2	Letter confirming changes to compensation of Burton H. Snyder, dated June 16, 2008, is attached hereto and filed as Exhibit 10.2.

12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended June 29, 2008 and July 1, 2007.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
THE HERSHEY COMPANY
(Registrant)

Date: August 6, 2008	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: August 6, 2008	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	First Amendment to The Hershey Company Deferred Compensation Plan

Exhibit 10.2	Letter confirming changes to compensation of Burton H. Snyder, dated June 16, 2008

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002