Form 10-Q
period 2008-09-28
HERSHEY CO
filed 2008-11-05
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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
Common Stock, $1 par value – 166,393,631 shares, as of October 17, 2008.  Class B Common Stock,
$1 par value – 60,730,227 shares, as of October 17, 2008.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended September 28, 2008 and September 30, 2007	3

Consolidated Statements of Income
Nine months ended September 28, 2008 and September 30, 2007	4

Consolidated Balance Sheets
September 28, 2008 and December 31, 2007	5

Consolidated Statements of Cash Flows
Nine months ended September 28, 2008 and September 30, 2007	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4. Controls and Procedures	28

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	29

Item 6. Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	September 28, 2008	September 30, 2007

Net Sales	$1,489,609	$1,399,469

Costs and Expenses:
Cost of sales	988,380	928,846
Selling, marketing and administrative	272,401	229,809
Business realignment and impairment charges, net	8,877	112,043

Total costs and expenses	1,269,658	1,270,698

Income before Interest and Income Taxes	219,951	128,771

Interest expense, net	24,915	33,055

Income before Income Taxes	195,036	95,716

Provision for income taxes	70,498	32,932

Net Income	$124,538	$62,784

Earnings Per Share - Basic - Class B Common Stock	$.51	$.26

Earnings Per Share - Diluted - Class B Common Stock	$.51	$.26

Earnings Per Share - Basic - Common Stock	$.56	$.28

Earnings Per Share - Diluted - Common Stock	$.54	$.27

Average Shares Outstanding - Basic - Common Stock	166,682	167,165

Average Shares Outstanding - Basic - Class B Common Stock	60,784	60,812

Average Shares Outstanding - Diluted	288,670	230,388

Cash Dividends Paid Per Share:
Common Stock	$.2975	$.2975
Class B Common Stock	$.2678	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	September 28, 2008	September 30, 2007

Net Sales	$3,755,388	$3,604,494

Costs and Expenses:
Cost of sales	2,495,196	2,390,402
Selling, marketing and administrative	788,962	663,112
Business realignment and impairment charges, net	34,748	219,316

Total costs and expenses	3,318,906	3,272,830

Income before Interest and Income Taxes	436,482	331,664

Interest expense, net	72,911	90,523

Income before Income Taxes	363,571	241,141

Provision for income taxes	134,321	81,330

Net Income	$229,250	$159,811

Earnings Per Share - Basic - Class B Common Stock	$.93	$.65

Earnings Per Share - Diluted - Class B Common Stock	$.93	$.65

Earnings Per Share - Basic - Common Stock	$1.03	$.72

Earnings Per Share - Diluted - Common Stock	$1.00	$.69

Average Shares Outstanding - Basic - Common Stock	166,696	168,444

Average Shares Outstanding - Basic - Class B Common Stock	60,798	60,814

Average Shares Outstanding - Diluted	228,757	232,026

Cash Dividends Paid Per Share:
Common Stock	$.8925	$.8375
Class B Common Stock	$.8034	$.7528

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	September 28, 2008	December 31, 2007

Current Assets:
Cash and cash equivalents	$135,632	$129,198
Accounts receivable - trade	614,392	487,285
Inventories	674,320	600,185
Deferred income taxes	52,512	83,668
Prepaid expenses and other	173,799	126,238
Total current assets	1,650,655	1,426,574
Property, Plant and Equipment, at cost	3,449,289	3,606,443
Less-accumulated depreciation and amortization	(1,969,722)	(2,066,728)
Net property, plant and equipment	1,479,567	1,539,715
Goodwill	570,082	584,713
Other Intangibles	163,738	155,862
Other Assets	567,337	540,249
Total assets	$4,431,379	$4,247,113

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$317,612	$223,019
Accrued liabilities	505,950	538,986
Accrued income taxes	10,633	373
Short-term debt	712,713	850,288
Current portion of long-term debt	16,584	6,104
Total current liabilities	1,563,492	1,618,770
Long-term Debt	1,510,831	1,279,965
Other Long-term Liabilities	532,441	544,016
Deferred Income Taxes	172,486	180,842
Total liabilities	3,779,250	3,623,593
Minority Interest	38,245	30,598
Stockholders’ Equity:
Preferred Stock, shares issued:
none in 2008 and 2007	—	—
Common Stock, shares issued: 299,162,017 in 2008 and 299,095,417 in 2007	299,161	299,095
Class B Common Stock, shares issued: 60,739,727 in 2008 and 60,806,327 in 2007	60,740	60,806
Additional paid-in capital	345,791	335,256
Retained earnings	3,959,338	3,927,306
Treasury-Common Stock shares at cost:
132,823,723 in 2008 and 132,851,893 in 2007	(4,008,087)	(4,001,562)
Accumulated other comprehensive loss	(43,059)	(27,979)
Total stockholders’ equity	613,884	592,922
Total liabilities, minority interest and stockholders’ equity	$4,431,379	$4,247,113

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
Cash Flows Provided from (Used by) Operating Activities
Net Income	$229,250	$159,811
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	190,762	227,776
Stock-based compensation expense, net of tax of $9,892 and $7,181, respectively	17,283	12,822
Excess tax benefits from exercise of stock options	(769)	(9,804)
Deferred income taxes	58,367	65,234
Business realignment initiatives, net of tax of $33,529 and $118,786, respectively	67,430	197,876
Contributions to pension plans	(24,620)	(9,285)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	(127,564)	(110,415)
Inventories	(62,809)	(128,561)
Accounts payable	94,593	91,221
Other assets and liabilities	(193,332)	(181,391)
Net Cash Flows Provided from Operating Activities	248,591	315,284

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(198,446)	(118,204)
Capitalized software additions	(12,672)	(9,526)
Proceeds from sales of property, plant and equipment	77,180	—
Business acquisitions	—	(97,030)
Proceeds from divestiture	1,960	—
Net Cash Flows (Used by) Investing Activities	(131,978)	(224,760)

Cash Flows Provided from (Used by) Financing Activities
Net (decrease) increase in short-term debt	(137,575)	424,067
Long-term borrowings	247,845	—
Repayment of long-term debt	(3,281)	(188,852)
Cash dividends paid	(197,218)	(186,531)
Exercise of stock options	34,635	43,878
Excess tax benefits from exercise of stock options	769	9,804
Repurchase of Common Stock	(55,354)	(248,458)
Net Cash Flows (Used by) Financing Activities	(110,179)	(146,092)

Increase (Decrease) in Cash and Cash Equivalents	6,434	(55,568)
Cash and Cash Equivalents, beginning of period	129,198	97,141

Cash and Cash Equivalents, end of period	$135,632	$41,573

Interest Paid	$87,672	$115,974

Income Taxes Paid	$115,977	$145,230

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. Operating results for the nine months ended September 28, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

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

3.           STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
(in millions of dollars)
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$ 8.9	$ 7.6	$ 26.7	$20.0
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$ 3.2	$ 2.8	$ 9.6	$ 7.2

The increase in share-based compensation expense for the third quarter of 2008 resulted from the impact of lowered performance expectations for the PSUs in 2007.

The increase in share-based compensation expense for the first nine months of 2008 resulted from the impact of lowered performance expectations for the PSUs in 2007 and the timing of the 2007 stock option grants.  Our annual grant of stock options to management level employees, which customarily has occurred in February of each year, was delayed in 2007 pending approval by our stockholders of the EICP at the annual meeting in April 2007.  In 2008, we resumed our customary February grant schedule.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
Dividend yield	2.4%	2.0%
Expected volatility	18.1%	19.5%
Risk-free interest rates	3.1%	4.6%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of September 28, 2008, and the change during 2008 is presented below:

	For the Nine Months Ended September 28, 2008
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of year	13,889,116	$43.26	6.2 years
Granted	4,417,229	$35.95
Exercised	(1,109,550)	$31.22
Forfeited	(402,192)	$46.53
Outstanding as of September 28, 2008	16,794,603	$42.05	6.6 years
Options exercisable as of September 28, 2008	8,804,772	$40.77	5.0 years

For the Nine Months Ended
	September 28, 2008	September 30, 2007
Weighted-average fair value of options granted (per share)	$ 6.20	$ 12.94
Intrinsic value of options exercised (in millions of dollars)	$ 8.3	$ 32.2

As of September 28, 2008, the aggregate intrinsic value of options outstanding was $68.4 million and the aggregate intrinsic value of options exercisable was $46.4 million.

As of September 28, 2008, there was $42.6 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of September 28, 2008, and the change during 2008 is presented below:
Performance Stock Units and Restricted Stock Units	For the Nine Months Ended September 28, 2008	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	691,032	$ 38.14
Granted	510,803	$ 37.80
Performance assumption change	(58,875)	$ 50.37
Vested	(300,853)	$ 32.11
Forfeited	(33,111)	$ 40.45
Outstanding as of September 28, 2008	808,996	$ 38.74

As of September 28, 2008, there was $18.2 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.9 years.

For the Nine Months Ended
	September 28, 2008	September 30, 2007
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 9.4	$ 21.8

The higher 2007 amount was due to the payment of awards earned for the 2004-2006 performance stock unit cycle.  In 2008, no payment was made for the 2005-2007 performance stock unit cycle based on the Company’s performance against the two financial objectives which fell below the threshold levels required to earn an award.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 434,148 units as of September 28, 2008.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of September 28, 2008.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K and our proxy statement for the 2008 annual meeting of stockholders.

4.           INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
	(in thousands of dollars)
Interest expense	$78,775	$92,690
Interest income	(1,305)	(1,919)
Capitalized interest	(4,559)	(248)
Interest expense, net	$72,911	$90,523

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

The estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years.  The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The costs will be incurred primarily in 2007 and 2008.  Total costs of $400.0 million were recorded in 2007 and total costs of $96.0 million were recorded during the first nine months of 2008 for this program.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, that through 2007 had not gained profitable scale or adequate market distribution.  In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco.  In the fourth quarter of 2007 we recorded a goodwill impairment charge of $12.3 million associated with Hershey do Brasil, along with a business realignment charge of $.3 million primarily related to employee separation costs.  Business realignment charges of $5.0 million were recorded in the first nine months of 2008.

Charges (credits) associated with business realignment initiatives recorded during the three-month and nine-month periods ended September 28, 2008 and September 30, 2007 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands of dollars)

Cost of sales 2007 business realignment initiatives	$19,965	$37,452	$60,146	$88,618

Selling, marketing and administrative 2007 business realignment initiatives	2,188	2,395	6,065	8,728

Business realignment and impairment charges, net:
Global supply chain transformation program:
Losses (gains) on sale of fixed assets	233	—	(6,557)	—
Fixed asset impairments and plant closure expenses	1,755	8,284	17,020	48,382
Employee separation costs	5,866	103,759	17,740	156,618
Contract termination costs	1	—	1,592	14,316
Brazilian business realignment:
Employee separation costs	92	—	1,618	—
Fixed asset impairment charges	35	—	752	—
Contract termination and other exit costs	895	—	2,583	—
Total business realignment and impairment charges, net	8,877	112,043	34,748	219,316

Total net charges associated with 2007 business realignment initiatives	$31,030	$151,890	$100,959	$316,662

The charge of $20.0 million recorded in cost of sales during the third quarter of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $2.2 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $.2 million of losses on sale of fixed assets resulted from reductions to the carrying value of assets being held for sale.  The $1.8 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and production line removal costs.  Certain real estate with a carrying value of $10.5 million was being held for sale as of September 28, 2008.  The global supply chain transformation program employee separation costs included $4.0 million related to involuntary terminations at the North American manufacturing facilities which are being closed and $1.9 million primarily related to pension settlements.  The global supply chain transformation program had identified six manufacturing facilities which would be closed.  As of September 28, 2008, the facilities located in Dartmouth, Nova Scotia; Montreal, Quebec and Oakdale, California have been closed and sold.  The facility located in Naugatuck, Connecticut has been closed and is being held for sale.  The facilities in Reading, Pennsylvania and Smiths Falls, Ontario are being held and used pending closure, following which they will be offered for sale.

The charge of $60.1 million recorded in cost of sales during the first nine months of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $6.1 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $6.6 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility.  The $17.0 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and production line removal costs.  The global supply chain transformation program employee separation costs included $10.9 million related to involuntary terminations at the North American manufacturing facilities which are being closed and $6.8 million primarily related to pension settlements.

The charges for the Brazilian business realignment were related to costs for involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

The charge of $37.5 million recorded in cost of sales during the third quarter of 2007 for the 2007 business realignment initiatives related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $2.4 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Certain real estate with a carrying value of $5.1 million was being held for sale as of September 30, 2007.  The employee separation costs included $35.7 million for involuntary terminations at the six North American manufacturing facilities which are being closed.  The employee separation costs also included $68.1 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

The charge of $88.6 million recorded in cost of sales during the first nine months of 2007 for the 2007 business realignment initiatives related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions.  The $8.7 million recorded in selling, marketing and administrative expenses related primarily to project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The employee separation costs included $59.3 million for involuntary terminations and $97.3 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

The September 28, 2008 liability balance relating to the 2007 business realignment initiatives was $40.2 million for employee separation costs.  During the first nine months of 2008, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $40.4 million principally related to employee separation costs.

6.           EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands except per share amounts)
Net income	$124,538	$62,784	$229,250	$159,811
Weighted-average shares - Basic
Common Stock	166,682	167,165	166,696	168,444
Class B Common Stock	60,784	60,812	60,798	60,814
Total weighted-average shares - Basic	227,466	227,977	227,494	229,258

Effect of dilutive securities:
Employee stock options	904	1,938	939	2,224
Performance and restricted stock units	300	473	324	544
Weighted-average shares - Diluted	228,670	230,388	228,757	232,026
Earnings Per Share - Basic
Class B Common Stock	$.51	$.26	$.93	$.65
Common Stock	$.56	$.28	$1.03	$.72
Earnings Per Share - Diluted
Class B Common Stock	$.51	$.26	$.93	$.65
Common Stock	$.54	$.27	$1.00	$.69

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

For the three-month and nine-month periods ended September 28, 2008, 14.3 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.  For the three-month and nine-month periods ended September 30, 2007, 6.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

7.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).  SFAS No. 133 requires us to recognize all derivative instruments at fair value.  We classify the derivatives as assets or liabilities on the balance sheet.  As of September 28, 2008 and September 30, 2007, all of our derivative instruments were designated as cash flow hedges.

Summary of Activity

Our cash flow hedging derivative activity during the three months and nine months ended September 28, 2008 and September 30, 2007 was as follows:
	For the Three Months Ended		For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in millions of dollars)
Net after-tax (losses) gains on cash flow hedging derivatives	$(40.6)	$(2.5)	$21.7	$2.3
Reclassification adjustment of gains (losses) from accumulated other comprehensive income to income, net of tax	6.6	0.6	25.1	(.4)
Hedge ineffectiveness losses recognized in cost of sales, before tax	(.7)	(.7)	(.1)	(.7)

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $4.1 million after tax as of September 28, 2008.  This amount was primarily associated with commodities futures contracts.

For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

8.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended September 28, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$124,538

Other comprehensive income (loss):
Foreign currency translation adjustments	$(17,153)	$—	(17,153)
Pension and post-retirement benefit plans	4,438	(1,817)	2,621
Cash flow hedges:
Losses on cash flow hedging derivatives	(62,646)	22,090	(40,556)
Reclassification adjustments	(10,365)	3,737	(6,628)
Total other comprehensive loss	$(85,726)	$24,010	(61,716)
Comprehensive income			$62,822

	For the Three Months Ended September 30, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$62,784

Other comprehensive income (loss):
Foreign currency translation adjustments	$16,738	$—	16,738
Pension and post-retirement benefit plans	(282)	111	(171)
Cash flow hedges:
Losses on cash flow hedging derivatives	(3,970)	1,430	(2,540)
Reclassification adjustments	(987)	353	(634)
Total other comprehensive income	$11,499	$1,894	13,393
Comprehensive income			$76,177

	For the Nine Months Ended September 28, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$229,250

Other comprehensive income (loss):
Foreign currency translation adjustments	$(17,248)	$—	(17,248)
Pension and post-retirement benefit plans	9,362	(3,778)	5,584
Cash flow hedges:
Gains on cash flow hedging derivatives	34,654	(12,930)	21,724
Reclassification adjustments	(39,329)	14,189	(25,140)
Total other comprehensive loss	$(12,561)	$(2,519)	(15,080)
Comprehensive income			$214,170

	For the Nine Months Ended September 30, 2007
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$159,811

Other comprehensive income (loss):
Foreign currency translation adjustments	$44,056	$—	44,056
Pension and post-retirement benefit plans	3,438	(1,481)	1,957
Cash flow hedges:
Gains on cash flow hedging derivatives	3,677	(1,338)	2,339
Reclassification adjustments	639	(217)	422
Total other comprehensive income	$51,810	$(3,036)	48,774
Comprehensive income			$208,585

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	September 28, 2008	December 31, 2007
	(in thousands of dollars)
Foreign currency translation adjustments	$27,562	$44,810
Pension and post-retirement benefit plans, net of tax	(73,981)	(79,565)
Cash flow hedges, net of tax	3,360	6,776
Total accumulated other comprehensive loss	$(43,059)	$(27,979)

9.         INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	September 28, 2008	December 31, 2007
	(in thousands of dollars)
Raw materials	$249,266	$199,460
Goods in process	111,739	80,282
Finished goods	444,215	407,058
Inventories at FIFO	805,220	686,800
Adjustment to LIFO	(130,900)	(86,615)
Total inventories	$674,320	$600,185

The increase in raw material inventories as of September 28, 2008 resulted from the timing of deliveries to support manufacturing requirements and higher prices in 2008.  The increase in finished goods inventories was primarily associated with seasonal sales patterns.

10.      SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less.  In December 2006, we entered into a five-year unsecured revolving credit agreement.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.  During the fourth quarter of 2007, the lenders approved a one-year extension to the term of this agreement in accordance with our option under the agreement.  These funds may be used for general corporate purposes.  The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties, and events of default.  As of September 28, 2008, we complied with all covenants pertaining to the credit agreement.  There were no significant compensating balance agreements that legally restricted these funds.  For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

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

12.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 28, 2008 and December 31, 2007, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,527.4 million as of September 28, 2008, compared with a fair value of $1,481.6 million, a decrease of $45.8 million from the carrying value, based on quoted market prices for the same or similar debt issues, reflecting tight credit market conditions.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:
September 28, 2008
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$ 21.5	British pounds Mexican pesos

Foreign exchange forward contracts to sell foreign currencies	$ 110.3	Canadian dollars Mexican pesos

Our foreign exchange forward contracts mature in 2008 and 2009.

We define the fair value of foreign exchange forward contracts as the amount of the difference between contracted and current market foreign currency exchange rates at the end of the period.  On a quarterly basis, we estimate the fair value of foreign exchange forward contracts by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  We do not hold or issue financial instruments for trading purposes.

The total fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, accrued liabilities and non-current assets (liabilities), as appropriate, on the Consolidated Balance Sheets were as follows:

	September 28, 2008	December 31, 2007
(in millions of dollars)
Fair value of foreign exchange forward contracts – asset (liability)	$ 2.3	$ (2.1)

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of September 28, 2008, is as follows:

Description	Fair Value as of September 28, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
Assets
Cash flow hedging derivatives	$4,715	$2,375	$2,340	$—
Liabilities Cash flow hedging derivatives	$3,274	$3,274	$—	$—

As of September 28, 2008, cash flow hedging derivative Level 1 assets were related to commodity options contracts and Level 2 assets were principally related to the fair value of foreign exchange forward contracts.  We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

As of September 28, 2008, cash flow hedging derivative liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We account for commodities futures contracts in accordance with SFAS No. 133.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

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

15.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands of dollars)
Service cost	$7,364	$10,384	$438	$816
Interest cost	14,902	15,618	5,078	5,482
Expected return on plan assets	(26,910)	(29,659)	—	—
Amortization of prior service cost	322	262	(115)	(42)
Recognized net actuarial (gain) loss	(134)	(104)	—	33
Administrative expenses	107	74	—	—
Net periodic benefits (income) cost	(4,349)	(3,425)	5,401	6,289
Special termination benefits	(2)	40,690	—	652
Settlement	4,458	—	—	—
Curtailment	—	4,106	—	22,733
Total amount reflected in earnings	$107	$41,371	$5,401	$29,674

We made contributions of $20.8 million and $6.0 million to the pension plans and other benefits plans, respectively, during the third quarter of 2008.  In the third quarter of 2007, we made contributions of $1.4 million and $5.3 million to our pension and other benefits plans, respectively.  The contributions in 2008 and 2007 primarily reflected benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the third quarter of 2008, there was net periodic pension benefits income of $4.4 million, compared with net periodic pension benefits income of $3.4 million in the third quarter of 2007.  The special termination benefits, settlement and curtailment losses recorded in the third quarter of 2008 and 2007 primarily related to the 2007 business realignment initiatives.

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	(in thousands of dollars)
Service cost	$22,128	$32,350	$1,315	$3,165
Interest cost	44,801	44,837	15,248	14,943
Expected return on plan assets	(80,818)	(86,801)	—	—
Amortization of prior service cost	965	1,389	(343)	(116)
Recognized net actuarial (gain) loss	(421)	806	(2)	1,008
Administrative expenses	286	375	—	—
Net periodic benefits (income) cost	(13,059)	(7,044)	16,218	19,000
Special termination benefits	145	46,856	—	652
Settlement	9,301	—	—	—
Curtailment	—	8,321	—	41,595
Total amount reflected in earnings	$(3,613)	$48,133	$16,218	$61,247

We made contributions of $24.6 million and $17.9 million to the pension plans and other benefits plans, respectively, during the first nine months of 2008.  In the first nine months of 2007, we made contributions of $9.3 million and $15.7 million to our pension and other benefits plans, respectively.

In the first nine months of 2008, there was net periodic pension benefits income of $13.1 million, compared with net periodic pension benefits income of $7.0 million in the first nine months of 2007.  The increased net periodic pension benefits income primarily reflected lower service cost resulting from a reduction in employment levels under the global supply chain transformation program, offset somewhat by a lower expected return on plan assets in 2008.  The special termination benefits, settlement and curtailment losses recorded during the first nine months of 2008 and 2007 primarily related to the 2007 business realignment initiatives.

For 2008, there are no significant minimum funding requirements for our pension plans.  During the remainder of 2008, we anticipate contributions to our pension plans of $2.0 million to $5.0 million which includes benefit payments from our non-qualified plans.

For more information, refer to the consolidated financial statements and notes included in our 2007 Annual Report on Form 10-K.

16.      SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:
	For the Nine Months Ended September 28, 2008
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	—	$ —
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,470	55,354
Total share repurchases	1,470	55,354
Shares issued for stock options and incentive compensation	(1,498)	(48,829)
Net change	(28)	$ 6,525

•
In December 2006, our Board of Directors approved a $250 million share repurchase program.  As of September 28, 2008, $100.0 million remained available for repurchases of Common Stock under this program.

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

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	September 28, 2008	September 30, 2007	Percent Change Increase (Decrease)	September 28, 2008	September 30, 2007	Percent Change Increase (Decrease)
	(in thousands except per share amounts)
Net Sales	$ 1,489.6	$ 1,399.5	6.4%	$ 3,755.4	$ 3,604.5	4.2%
Cost of Sales	988.4	928.9	6.4%	2,495.2	2,390.4	4.4%
Gross Profit	501.2	470.6	6.5%	1,260.2	1,214.1	3.8%
Gross Margin	33.6%	33.6%		33.6%	33.7%
SM&A Expense	272.4	229.8	18.5%	789.0	663.1	19.0%
SM&A Expense as a percent of sales	18.3%	16.4%		21.0%	18.4%
Business Realignment Charge, net	8.9	112.0	(92.1)%	34.7	219.3	(84.2)%
EBIT	219.9	128.8	70.8%	436.5	331.7	31.6%
EBIT Margin	14.8%	9.2%		11.6%	9.2%
Interest Expense, net	24.9	33.1	(24.6)%	72.9	90.5	(19.5)%
Provision for Income Taxes	70.5	32.9	114.1%	134.3	81.4	65.2%
Effective Income Tax Rate	36.1%	34.4%		36.9%	33.7%
Net Income	$ 124.5	$ 62.8	98.4%	$ 229.3	$ 159.8	43.5%
Net Income Per Share-Diluted	$ 0.54	$ 0.27	100.0%	$ 1.00	$ 0.69	44.9%

Results of Operations – Third Quarter 2008 vs. Third Quarter 2007

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

 In August 2008, we announced an increase in wholesale prices across the United States, Puerto Rico and export chocolate and sugar confectionery lines.  This price increase was effective immediately, and represented a weighted average 11 percent increase on our instant consumable, multi-pack and packaged candy lines.  These changes approximated a 10 percent increase over the entire domestic product line.  We implemented these pricing actions to help partially offset significant increases in input costs, including raw materials, packaging, fuel, utilities and transportation.

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

Net Sales

Net sales for the third quarter of 2008 were higher than the comparable period of 2007 primarily due to favorable price realization and sales volume increases.  An increase of approximately 2% was attributable to sales volume increases associated with the timing of shipments for the buy-in related to price increases announced in August 2008.  Increases in core brand sales volume in the United States were substantially offset by volume decreases for snack and refreshment products.  Sales volume increases for our international businesses, particularly in India, Brazil and the Philippines, also contributed to the sales increase in the quarter.

Key Marketplace Metrics

Consumer takeaway increased 4.0% during the third quarter of 2008 compared with the same period of 2007.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels declined by 0.1 share points during the third quarter of 2008.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales in the third quarter of 2008 was higher than 2007 primarily due to increased input and energy costs.  Higher costs associated with sales volume increases also contributed to the cost of sales increase, partially offset by supply chain productivity.  Business realignment charges of $20.0 million were included in cost of sales in the third quarter of 2008 compared with $37.5 million in the third quarter of 2007.

Gross margin was flat compared with the same period of 2007.  A gross margin decline resulting from higher input and energy costs was only partially offset by favorable price realization and supply chain productivity.  This decline in gross margin was offset by the impact of lower costs associated with business realignment initiatives in 2008 compared with 2007.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily as a result of administrative and selling expenses and higher advertising and consumer promotion expenses.  Higher administrative and selling costs were principally associated with employee-related expenses reflecting increased levels of retail coverage in the United States, the expansion of our international businesses and incentive compensation.  Incentive compensation costs increased in 2008 as compared to 2007 because of the impact of reduced performance expectations in the third quarter of 2007.  Higher advertising and consumer promotion expenses related to increased core brand support also contributed to the increase.  Expenses of $2.2 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expense for the third quarter of 2008 compared with $2.4 million recorded in the third quarter of 2007.

Business Realignment Initiatives

Business realignment charges of $8.9 million were recorded in the third quarter of 2008 associated with the 2007 business realignment initiatives.  The charges were primarily associated with employee separation, fixed asset impairment and plant closure expenses.  Business realignment charges of $112.0 million were recorded in the third quarter of 2007 primarily associated with employee separation costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased substantially in the third quarter of 2008 compared with the third quarter of 2007 as a result of lower net business realignment charges.  Excluding the impact of business realignment charges, the increase in gross profit was more than offset by higher selling, marketing and administrative expenses.  Net pre-tax business realignment charges of $31.0 million were recorded in the third quarter of 2008 compared with $151.9 million recorded in the third quarter of 2007, a decrease of $120.9 million.

EBIT margin increased from 9.2% for the third quarter of 2007 to 14.8% for the third quarter of 2008.  The impact of net business realignment charges in 2008 compared with the third quarter of 2007, increased EBIT margin by 8.9%.  A decrease of 3.3% resulted from the lower gross margin and higher selling, marketing and administrative expense as a percentage of sales.

Interest Expense, Net

Net interest expense was lower in the third quarter of 2008 than the comparable period of 2007 primarily reflecting lower interest rates and lower average debt balances in 2008 compared with 2007.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 36.1% for the third quarter of 2008.  The impact of tax rates associated with business realignment and impairment charges recorded during the quarter increased the effective income tax rate by 0.6 percentage points.

Net Income and Net Income Per Share

Net income in the third quarter of 2008 was reduced by $21.3 million, or $0.10 per share-diluted, and in the third quarter of 2007 was reduced by $94.4 million, or $0.41 per share-diluted, as a result of net charges associated with our business realignment initiatives.  After considering the impact of business realignment charges in each period, earnings per share-diluted in the third quarter of 2008 decreased $0.04 as compared with the third quarter of 2007.

Results of Operations – First Nine Months 2008 vs. First Nine Months 2007

Net Sales

The increase in net sales was attributable to favorable price realization from list price increases, substantially offset by sales volume decreases primarily in the United States.  Sales volume increases from Godrej Hershey Ltd. and our other international businesses, increased sales from new products, the impact of the buy-in related to price increases announced in August and a favorable foreign currency exchange rate also contributed to the sales increase.  The acquisition of Godrej Hershey Ltd. incrementally increased net sales by $37.2 million, or 1.0%.

Key Marketplace Metrics

Consumer takeaway increased 2.3% during the first nine months of 2008.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels declined by 0.6 share points during the first nine months of 2008.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase in the first nine months of 2008 compared with 2007 was primarily associated with higher input and energy costs.  Contributing to the increase was the Godrej Hershey Ltd. acquisition, offset slightly by favorable supply chain productivity.  Lower business realignment charges included in cost of sales in 2008 compared with 2007 also partially offset cost of sales increases.  Business realignment charges of $60.1 million were included in cost of sales in the first nine months of 2008, compared with $88.6 million in the prior year.

The gross margin decline was related to higher input and energy costs, partially offset by favorable price realization, and improved supply chain productivity.  The gross margin decline was substantially offset by lower business realignment charges recorded in 2008 compared with 2007.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily as a result of administrative and selling expenses and higher advertising and consumer promotion expenses.  Higher administrative and selling costs were principally associated with employee-related expenses including higher incentive compensation expense, expansion of our international businesses, including Godrej Hershey Ltd., and increased levels of retail coverage primarily in the United States.  Expenses of $6.1 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expenses in 2008 compared with $8.7 million in 2007.

Business Realignment Initiatives

Business realignment charges of $34.7 million were recorded in the first nine months of 2008 compared with $219.3 million in the same period of 2007.  The charges in 2008 were primarily related to fixed asset impairment and plant closure expenses, in addition to employee separation costs, offset partially by gains on sales of fixed assets.  Business realignment charges recorded in 2007 primarily related to employee separation costs, fixed asset impairments and the closure of manufacturing facilities, along with the termination of certain contracts.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first nine months of 2008 compared with the first nine months of 2007 as a result of lower net business realignment charges associated with our business realignment initiatives.  Net pre-tax business realignment charges of $101.0 million were recorded in the first nine months of 2008 compared with $316.7 million recorded in the first nine months of 2007, a decrease of $215.7 million.  The increase in EBIT resulting from lower business realignment charges was substantially offset by higher selling, marketing and administrative expenses.

EBIT margin increased from 9.2% for the first nine months of 2007 to 11.6% for the first nine months of 2008. Lower net business realignment charges in 2008 improved EBIT margin by 6.1 percentage points.  This impact was substantially offset by higher selling, marketing and administrative expense as a percentage of sales, along with a lower gross margin.

Interest Expense, Net

Net interest expense was lower in the first nine months of 2008 than the comparable period of 2007 primarily due to lower interest rates in the first nine months of 2008 as compared with the same period of 2007.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 36.9% for the first nine months of 2008 and was increased by 0.8 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the first nine months.  We expect our effective income tax rate for the full year 2008 to be 36.0%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net income in the first nine months of 2008 was reduced by $67.4 million, or $0.30 per share-diluted, and in the first nine months of 2007 was reduced by $197.9 million, or $0.85 per share-diluted, as a result of net charges associated with our business realignment initiatives.  After considering the impact of business realignment charges in each period, earnings per share-diluted in the first nine months of 2008 decreased $0.24 as compared with the first nine months of 2007.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first nine months of 2008, cash and cash equivalents increased by $6.4 million.

Global capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption.  Despite this volatility and disruption, we have continued to have full access to the commercial paper market and to generate operating cash flow sufficient to meet our financing needs.  We believe that our operating cash flow, together with our unsecured revolving credit agreement, lines of credit and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.

Cash provided from operations, long-term borrowings, and proceeds from the sale of property, plant and equipment were sufficient to fund the repayment of short-term debt of $137.6 million, dividend payments of $197.2 million, and capital additions and capitalized software expenditures of $211.1 million.

Cash used by inventories decreased from $128.6 million in 2007 to $62.8 million in 2008 primarily due to the impact of reductions in inventory levels resulting from the global supply chain transformation program and other initiatives to reduce inventories.

Cash used by other assets and liabilities was $193.3 million for the first nine months of 2008 compared with cash used of $181.4 million for the same period of 2007.  The increase in the amount of cash used by other assets and liabilities from 2007 to 2008 primarily reflected the impact of business realignment initiatives and the timing of payments for employee benefits.

During the first quarter of 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco.  We received cash of $2.0 million from Bauducco and recorded an intangible asset of $13.7 million related to the agreement.  We will maintain a 51% controlling interest in Hershey do Brasil.

Proceeds from the sale of manufacturing and distribution facilities under the global supply chain transformation program were $77.2 million in the first nine months of 2008.

A receivable of approximately $17.0 million was included in prepaid expenses and other current assets as of September 28, 2008 and $17.7 million as of December 31, 2007 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The decrease primarily resulted from foreign currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $87.7 million during the first nine months of 2008 versus $116.0 million for the comparable period of 2007.  The decrease in interest paid resulted primarily from the lower interest rate environment.  Income taxes paid were $116.0 million during the first nine months of 2008 versus $145.2 million for the comparable period of 2007.  The decrease in taxes paid in 2008 was primarily related to the impact of lower annualized taxable income in 2008.

The ratio of current assets to current liabilities increased to 1.1:1.0 as of September 28, 2008 from 0.9:1.0 as of December 31, 2007.  The capitalization ratio (total short-term and long-term debt as a percent of stockholders’ equity, short-term and long-term debt) was 78% as of September 28, 2008 and December 31, 2007.

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

During the second quarter of 2008, we announced a new consumer-driven business model with a comprehensive approach to deliver sustainable growth over the coming years.  Our financial targets include long-term consolidated net sales growth targets in the three to five percent range and increases in earnings per share-diluted, excluding items affecting comparability, at an annual rate of six to eight percent.  Items affecting comparability include business realignment and impairment charges and credits, gains or losses on the sale of certain businesses, and certain other items.  For more information on items affecting comparability refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2007 Annual Report on Form 10-K.

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

Our current business environment is characterized by significantly higher commodity costs and increased competitive activity.  For the full year 2008, we expect increases in input costs versus 2007 of approximately $110 million, reducing gross margin by over 200 basis points, substantially offset by improved price realization.  We will also incur higher costs for increased investment in brand support and selling capabilities in the United States, while we are taking steps to enhance product innovation across our portfolio.  We will continue to invest in key international markets, particularly China and India.

To offset higher input costs, we have increased the wholesale prices of our domestic confectionery line and are implementing aggressive productivity and cost savings initiatives in addition to those already underway as part of our global supply chain transformation program.  During 2008, we announced two increases in the wholesale prices of our products, however, the impact of these increases on net sales will not be fully realized until early 2009 because the Company has honored previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increases.  Price increases and productivity improvements will only partly offset input cost increases and expenses associated with investment spending plans, resulting in lower EBIT and EPS, excluding items affecting comparability.

We expect consolidated net sales to grow 3% to 4% in 2008.  We have introduced Hershey’s Bliss™ and Starbucks® branded chocolates and Reese’s Clusters packaged candy this year to more fully participate in the premium and trade-up segments of the chocolate category in the United States.  For the remainder of the Americas, we expect increases in net sales from our businesses in Canada, Mexico, and Brazil, along with incremental sales from the Godrej Hershey Ltd. acquisition.

For 2008, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program and restructuring our business in Brazil to be in the range of $135 million to $145 million, excluding possible increases in pension settlement charges discussed below.  We expect costs of approximately $80 million to be included in cost of sales, primarily for accelerated depreciation, and approximately $10 million to be included in selling, marketing and administrative expenses for project management and start-up costs.  The remainder of these costs will be included in business realignment and impairment charges.  Total charges associated with our business realignment initiatives in 2008 are expected to reduce earnings per share-diluted by $0.39 to $0.42.

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

Business realignment and impairment charges associated with our global supply chain transformation program and the restructuring of our business in Brazil will reduce net income and earnings per share-diluted in 2008.  Excluding the impact of these business realignment initiatives, net income is expected to decline reflecting the increased investments in our businesses.  As a result, earnings per share-diluted, excluding items affecting comparability, is expected to be towards the lower end of the $1.85 to $1.90 range for 2008.

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

For 2009, we expect net sales growth of two to three percent.  We expect unit sales volume to decline in the United States due to the elasticity effects of price increases which will result in higher everyday and promoted prices for consumers.  The impact of the declines in unit sales volume is expected to be more than offset by price realization.  We expect growth in net sales for our international business at rates greater than in the United States.

Considering the unprecedented increases in raw material prices and other input costs and the extreme volatility in market prices, we expect significant cost increases in 2009.  We expect increases in input and energy costs in 2009 of approximately $200 million to $225 million compared with 2008.  We also expect increased costs resulting from foreign currency exchange rates in 2009 and significantly higher pension expense primarily reflecting the impact of the substantial decline in financial markets on pension assets.  Additionally, we plan to continue investment in advertising and consumer support for our core brands in the United States and in the development of our international businesses.  We expect these increases to be offset by savings from our global supply chain transformation program, other productivity initiatives and our previously announced price realization initiatives.  As a result of this business environment, in 2009 we expect only a modest increase in earnings per share-diluted, excluding items affecting comparability.

Outlook for Global Supply Chain Transformation Program

We expect total pre-tax charges and non-recurring project implementation costs for the global supply chain transformation program of $550 million - $575 million.  This includes a projection for pension settlement charges required in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended) (“SFAS No. 88”).  Pension settlement charges are non-cash charges for the Company.  Such charges accelerate the recognition of pension expenses related to actuarial gains and losses resulting from interest rate changes and differences in actual versus assumed returns on pension assets.  The Company normally amortizes actuarial gains and losses over a period of about 14 years.

The global supply chain transformation program charges recorded in 2007 and year-to-date in 2008 have included pension settlement charges in the amount of approximately $19 million as employees leaving the Company under the program have been withdrawing lump sums from the defined benefit pension plans.  An additional charge will occur in the fourth quarter of 2008 related to Hershey’s hourly pension plan.  These charges are included in the current global supply chain transformation program estimates of $550 million - $575 million.

In addition to the settlement charges reflected above, additional SFAS No. 88 pension settlement charges of up to $75 million may be incurred depending on decisions of impacted salaried employees to withdraw funds during the balance of 2008 and of impacted hourly employees to withdraw funds in 2009.  The amount of the potential charges has increased significantly because of recent declines in financial markets.

The likely range of possible additional charges for the fourth quarter of 2008 is zero to $27 million.  There will be no charge if withdrawals by salaried employees are below the SFAS No. 88 settlement threshold level and will be approximately $27 million, based on current market conditions, if they are above the threshold level.

The likely range of possible additional charges for 2009 is zero to $50 million.  There would be no charge if withdrawals by hourly employees are below the SFAS No. 88 settlement threshold level and $25 million to $50 million, based on current market conditions, if they are above the threshold level.

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

•
Changes in our business environment, including actions of competitors, changes in consumer preferences and behavior, and the impact of economic and financial market conditions on our customers, suppliers, consumers and lenders;

•	Changes in governmental laws and regulations, including taxes;

•	Risks and uncertainties related to our international operations; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates was $.2 million as of September 28, 2008 and December 31, 2007.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $31.7 million as of December 31, 2007, to $41.9 million as of September 28, 2008.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
June 30 through July 27, 2008	—	$ —	—	$100,017

July 28 through August 24, 2008	45,010	$ 36.18	—	$100,017

August 25 through September 28, 2008	335,000	$ 37.73	—	$100,017

Total	380,010		—

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:
Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 28, 2008 and September 30, 2007.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
THE HERSHEY COMPANY
(Registrant)

Date: November 5, 2008	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: November 5, 2008	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002