Form 10-K
period 2008-12-31
HERSHEY CO
filed 2009-02-20
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, one dollar par value—$4,964,867,108 as of June 29, 2008.

Class B Common Stock, one dollar par value—$6,291,863 as of June 29, 2008. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 29, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—166,282,332 shares, as of February 11, 2009.

Class B Common Stock, one dollar par value—60,710,908 shares, as of February 11, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We are the largest producer of quality chocolate in North America and a global leader in chocolate and sugar confectionery. Our principal product groups include chocolate and confectionery products; food and beverage enhancers, such as baking ingredients, toppings and beverages; and gum and mint refreshment products.

Reportable Segment

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate and confectionery products, food and beverage enhancers and gum and mint refreshment products under more than 80 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as India, the Philippines, Korea, Japan, and China. We market confectionery products in approximately 50 countries worldwide.

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

Hershey North America

Hershey North America has responsibility for continuing to build our chocolate and confectionery market position, while capitalizing on our scale in the U.S. and Canada. This organization leverages our ability to capitalize on the unique consumer and customer trends within each country. This includes developing and growing our business in our chocolate, sugar confectionery, refreshment, food and beverage enhancers, and food service product lines.

Hershey International

Hershey International markets confectionery products and food and beverage enhancers worldwide and has responsibility for pursuing profitable growth opportunities in key markets, primarily in Latin America and

Asia. This organization is responsible for international subsidiaries that manufacture, import, market, sell or distribute chocolate, confectionery and beverage products in Mexico, Brazil and India. Hershey International manufactures confectionery products for the markets in Asia, particularly in China, under a manufacturing agreement with Lotte Confectionery Co., Ltd.

A component of Hershey International, International Marketing and Innovation, manages our Hershey’s Shanghai retail attraction in Shanghai, China.

Global Marketing Group

Our Global Marketing Group has responsibility for building global brands, developing transformational growth platforms, brand positioning, and portfolio and pricing strategy. This organization also develops market-specific insights, strategies and platform innovation for Hershey North America and Hershey International.

A component of the Global Marketing Group, The Hershey Experience, manages our internet and catalog sales and our retail operations within the United States that include Hershey’s Chocolate World in Hershey, Pennsylvania, Hershey’s Times Square in New York, New York and Hershey’s Chicago in Chicago, Illinois.

Products

United States

The primary chocolate and confectionery products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:
HERSHEY’S milk chocolate bar	HERSHEY’S BLISS chocolates
HERSHEY’S milk chocolate bar with almonds	HERSHEY’S COOKIES ‘N’ CRÈME candy bar
HERSHEY’S Extra Dark chocolates	HERSHEY’S POT OF GOLD boxed chocolates
HERSHEY’S MINIATURES chocolate candy	HERSHEY’S SUGAR FREE chocolate candy
HERSHEY’S NUGGETS chocolates	HERSHEY’S HUGS candies
HERSHEY’S STICKS chocolates

Under the REESE’S brand franchise:
REESE’S peanut butter cups	REESE’S SUGAR FREE peanut butter cups
REESE’S PIECES candy	REESE’S crispy crunchy bar
REESE’S BIG CUP peanut butter cups	REESE’S WHIPPS nougat bar
REESE’S NUTRAGEOUS candy bar	REESESTICKS wafer bars
REESE’S Clusters candy	FAST BREAK candy bar

Under the KISSES brand franchise:
HERSHEY’S KISSES brand milk chocolates HERSHEY’S KISSES brand milk chocolates with almonds HERSHEY’S KISSES brand milk chocolates with cherry cordial crème	HERSHEY’S KISSES brand milk chocolates filled with caramel HERSHEY’S KISSABLES brand candies

Our other chocolate and confectionery products in the United States include the following:

5th AVENUE candy bar ALMOND JOY candy bar CADBURY chocolates CARAMELLO candy bar	MILK DUDS candy MOUNDS candy bar MR. GOODBAR candy bar PAYDAY peanut caramel bar	TAKE5 candy bar TWIZZLERS candy WHATCHAMACALLIT candy bar

GOOD & PLENTY candy HEATH toffee bar JOLLY RANCHER candy JOLLY RANCHER sugar free hard candy KIT KAT wafer bar	ROLO caramels in milk chocolate SKOR toffee bar SPECIAL DARK chocolate bar SYMPHONY milk chocolate bar SYMPHONY milk chocolate bar with almonds and toffee	WHOPPERS malted milk balls YORK peppermint pattie YORK sugar free peppermint pattie ZAGNUT candy bar ZERO candy bar

We also sell products in the United States under the following product lines:

Premium products

Our line of premium chocolate and confectionery offerings includes CACAO RESERVE BY HERSHEY’S chocolate bars and drinking cocoa mixes, and chocolate products under the STARBUCKS® brand. Artisan Confections Company, a wholly-owned subsidiary of The Hershey Company, markets SCHARFFEN BERGER high-cacao dark chocolate products, JOSEPH SCHMIDT handcrafted chocolate gifts and DAGOBA natural and organic chocolate products.

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

Canada

Principal products we sell in Canada are HERSHEY’S milk chocolate bars and milk chocolate bars with almonds; OH HENRY! candy bars; REESE PEANUT BUTTER CUPS candy; HERSHEY’S KISSES candy bars; KISSABLES brand candies; TWIZZLERS candy; GLOSETTE chocolate-covered raisins, peanuts and almonds; JOLLY RANCHER candy; WHOPPERS malted milk balls; SKOR toffee bars; EAT MORE candy bars; POT OF GOLD boxed chocolates; and CHIPITS chocolate chips.

Mexico

We manufacture, import, market, sell and distribute chocolate and confectionery products in Mexico, including HERSHEY’S, KISSES, JOLLY RANCHER, and PELÓN PELO RICO chocolate, confectionery and beverage items.

Brazil

We manufacture, import and market chocolate and confectionery products in Brazil, including HERSHEY’S chocolate and confectionery items and IO-IO items.

India

We manufacture, market, sell and distribute confectionery, beverage and cooking oil products in India, including NUTRINE and GODREJ confectionery and beverage products.

Customers

Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires, department stores and natural food stores. Our customers then resell our products to end-consumers in over 2 million retail outlets in North America and other locations worldwide. In 2008, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 26% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

Marketing Strategy and Seasonality

The foundation of our marketing strategy is our strong brand equities, product innovation, the consistently superior quality of our products, our manufacturing expertise and mass distribution capabilities. We also devote considerable resources to the identification, development, testing, manufacturing and marketing of new products. We have a variety of promotional programs for our customers as well as advertising and promotional programs for consumers of our products. We use our promotional programs to stimulate sales of certain products at various times throughout the year. Our sales are typically higher during the third and fourth quarters of the year, representing seasonal and holiday-related sales patterns.

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

In January 2008, we announced an increase in the wholesale prices of our domestic confectionery line, effective immediately. This price increase applied to our standard bar, king-size bar, 6-pack and vending lines and represented a weighted average increase of approximately thirteen percent on these items. These price changes approximated a three percent increase over our entire domestic product line.

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

Usually there is a time lag between the effective date of list price increases and the impact of the price increases on net sales. The impact of price increases is often delayed because the Company honors previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increases. In addition, promotional allowances may be increased subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.

Raw Materials

Cocoa products are the most significant raw materials we use to produce our chocolate products. Cocoa products, including cocoa liquor, cocoa butter and cocoa powder processed from cocoa beans, are used to meet manufacturing requirements. Cocoa products are purchased directly from third party suppliers. These third party suppliers source cocoa beans which are grown principally in Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70 percent of the world’s supply of cocoa beans.

Historically, there have been instances of weather catastrophes, crop disease, civil disruptions, embargoes and other problems in cocoa-producing countries that have caused price fluctuations, but have never resulted in total loss of a particular producing country’s cocoa crop and/or exports. In the event that such a disruption would occur in any given country, we believe cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer.

During 2008, cocoa futures contract prices increased sharply compared with 2007 and 2006, and traded in a range between $.86 and $1.50 per pound, based on the IntercontinentalExchange futures contract. Cocoa futures prices during 2008 were very volatile and traded at prices which were near 30-year highs by mid-year, primarily reflecting speculative commodity fund trading activity. During the fourth quarter of 2008, prices declined somewhat from the mid-year highs as a result of an anticipated decrease in demand associated with deteriorating economic conditions in addition to strengthening of the U.S. dollar in relation to other relevant foreign currencies. The annual average cocoa futures contract price increased 38% in 2008 compared with 2007. The table below shows annual average cocoa prices, and the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the IntercontinentalExchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2008	2007	2006	2005	2004
Annual Average	$1.19	$.86	$.70	$.68	$.69
High	1.50	.95	.75	.79	.77
Low	.86	.75	.67	.64	.62

Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics

Our costs will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices, premiums and discounts reflective of varying delivery times, and supply and demand for our specific varieties and grades of cocoa liquor, cocoa butter and cocoa powder. As a result, the average futures contract prices are not necessarily indicative of our average costs.

The Food, Conservation and Energy Act of 2008, which is a five-year farm bill, impacts the prices of sugar, corn, peanuts and dairy products because it sets price support levels for these commodities.

During 2008, dairy prices came down from unprecedented highs set in 2007, starting the year at nearly $.20 per pound and dropping to $.15 per pound on a class II fluid milk basis. Prices have weakened in response to strong production of milk and dairy products, and slowing demand worldwide.

The price of sugar is subject to price supports under U.S. farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently substantially higher than prices on the world sugar market. In 2008, sugar supplies in the U.S. were negatively impacted by a catastrophic explosion at a sugar cane refinery in Georgia and by a smaller sugar beet crop. As a result, refined sugar prices increased from $.29 to $.45 per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

Peanut prices in the U.S. began the year around $.63 per pound, but gradually increased during the year to $.76 per pound due to supply tightness driven by a below average crop during the previous year. Almond prices began the year at $2.25 per pound and declined to $1.90 per pound during the year driven by supply increases reflecting a record crop which produced 9% more volume than the prior year.

We attempt to minimize the effect of future price fluctuations related to the purchase of major raw materials and certain energy requirements primarily through forward purchasing to cover our future requirements, generally for periods from 3 to 24 months. We enter into futures contracts to manage price risks for cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. However, the dairy markets are not as developed as many of the other commodities markets and, therefore, it is not possible to hedge our costs for dairy products by taking forward positions to extend coverage for longer periods of time. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. For more information on price risks associated with our major raw material requirements, see Commodities—Price Risk Management and Futures Contracts on page 38.

Product Sourcing

We are the primary manufacturer of the products we sell. In addition, we contract with third party suppliers to source certain ingredients and finished goods. We enter into manufacturing contracts with third parties to improve our strategic competitive position and ensure the most cost effective sourcing of our products.

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

Trademarks, Service Marks and License Agreements

We own various registered and unregistered trademarks and service marks, and have rights under licenses to use various trademarks that are of material importance to our business.

We have license agreements with several companies to manufacture and/or sell certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Type	Brand	Location	Requirements

Cadbury Ireland Limited	License to manufacture and/or sell and distribute confectionery products	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None
		CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2008

Société des Produits Nestlé SA	License to manufacture and distribute confectionery products	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2008

Huhtamäki Oy affiliate	Certain trademark licenses for confectionery products	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None

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

Our Product Excellence Program provides us with an effective product quality and safety program. This program assures that all products purchased, manufactured and distributed by our Company are safe, of high quality and comply with all applicable laws and regulations.

Through our Product Excellence Program, we evaluate the supply chain including ingredients, packaging, processes, products, distribution and the environment to determine where product quality and safety controls are necessary. We identify risks and establish controls to assure product quality and safety. Various government agencies, third party firms and our quality assurance staff conduct audits of all facilities that manufacture our products to assure effectiveness and compliance with our program and all applicable laws and regulations.

Environmental Considerations

We made routine operating and capital expenditures during 2008 to comply with environmental laws and regulations. These expenditures were not material with respect to our results of operations, capital expenditures, earnings or competitive position.

Employees

As of December 31, 2008, we employed approximately 12,800 full-time and 1,600 part-time employees worldwide. Collective bargaining agreements covered approximately 5,400 employees for which agreements covering approximately 47% of these employees, primarily outside of the United States, will expire during 2009. We believe that our employee relations are good.

Financial Information by Geographic Area

Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 14.4% for 2008, 13.8% for 2007 and 10.9% for 2006. The percentage of total consolidated assets outside of the United States as of December 31, 2008 was 16.0% and as of December 31, 2007 was 16.2%. Operating profit margins vary among individual products and product groups.

Corporate Social Responsibility

Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business. Making a difference in our communities, driving sustainable business practices and operating with the highest integrity are vital parts of our heritage and shapes our future.

Milton Hershey School, established by Milton and Catherine Hershey, lies at the center of our unique heritage. Mr. Hershey donated and bequeathed almost his entire fortune to the Milton Hershey School, which remains our primary beneficiary and provides a world-class education and nurturing home to nearly 2,000 children in need annually.

In addition, we have developed a Corporate Social Responsibility (“CSR”) program, with a focus on current and past employee involvement, to advance this legacy. Key elements of this program include:

•	Integrity in Business

•	Investing in our Communities

•	Commitment to Youth

•	Environmental Stewardship

•	CSR through our Supply Chain

•	Supporting our Employees

Building on this foundation, we play an active role in improving the communities where we work, live and do business around the world through our efforts in community relations, supply chain sustainability and environmental stewardship.

Our employees and retirees share their time and resources generously in their communities. Both directly and through the United Way, we contribute to hundreds of agencies that deliver much needed services and resources. Our focus on “Kids and Kids at Risk” is supported through the Children’s Miracle Network, Family Health International and a children’s burn center in Guadalajara, Mexico, to name a few of the organizations we support.

We’re a leader in working to improve the lives of cocoa farming families through our active engagement and financial support for the World Cocoa Foundation, the International Cocoa Initiative, Farmer Field Schools, the Sustainable Tree Crops program and other key initiatives.

We practice environmental stewardship by reducing our natural resource use, waste and greenhouse gas emissions, improving the environmental sustainability of our packaging and supporting environmentally sound cocoa farming and environmental organizations.

Through our business, we educate and engage employees and customers about these efforts to maximize their returns for society as well as financial stakeholders.

More information is provided under Making a Difference on our website, www.hersheys.com.

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

You may obtain a copy of any of these reports directly from the SEC. Contact the SEC via e-mail at PublicInfo@sec.gov, via fax at 202-772-9295 or by submitting a written request to U.S. Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street N.E., Washington, D.C. 20549-0213. These documents are also available electronically from the SEC internet website at www.sec.gov. You can obtain additional information on how to request public documents from the SEC on their website. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 202-551-8090.

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

Issues or concerns related to the quality and safety of our products, ingredients or packaging could cause a product recall and/or result in harm to the Company’s reputation, negatively impacting our operating results.

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

We use many different commodities for our business, including cocoa products, sugar, dairy products, peanuts, almonds, corn sweeteners, natural gas and fuel oil.

Commodities are subject to price volatility and changes in supply caused by numerous factors, including:

•	Commodity market fluctuations;

•	Currency exchange rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs and energy policies.

Although we use forward contracts and commodity futures and options contracts, where possible, to hedge commodity prices, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. If we are unable to offset cost increases for major raw materials and energy, there could be a negative impact on our results of operations and financial condition.

Price increases may not be sufficient to offset cost increases and maintain profitability.

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

During 2008 we announced substantial increases in wholesale prices across our chocolate and sugar confectionery product lines to partially offset significant increases in our input costs. Since we are honoring previously committed promotions and merchandising events, price increases will not be fully effective until the second half of 2009. If our sales volume decreases significantly or if we need to substantially increase promotional spending as a result of these price increases, there could be a negative impact on our revenue, profitability and cash flows.

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

Our largest customer, McLane Company, Inc., accounted for approximately 26% of our total net sales in 2008 reflecting the continuing consolidation of our customer base. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

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

Political, economic, and/or financial market conditions in the United States and abroad could negatively impact our financial results.

Our operations are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Continued volatility in food and energy costs, a sustained global recession, rising unemployment, and continued declines in personal spending could adversely impact the Company’s revenues, profitability and financial condition.

Domestic and international financial institutions have reported significant losses as a result of asset write-offs. In addition, short and long-term debt investors have become increasingly cautious in providing financing to companies. As a result of these two events, our Company, our customers and our suppliers could face difficulty in securing debt financing. While governments around the world are enacting measures to support financial institutions and the credit markets, there are no guarantees that these efforts will ultimately succeed. If they do not, increased volatility and disruption in the global capital and credit markets could continue. This could result in reduced liquidity for our Company, our customers and our suppliers. If current credit market conditions continue, the Company could experience an increase in bad debt expense or liquidity may be reduced and short-term financing costs could increase. These conditions could impair our ability to access credit markets on commercially acceptable terms, resulting in higher interest expense, or reduced cash flows.

International operations could fluctuate unexpectedly and adversely impact our business.

In 2008, we derived approximately 14.4% of our net sales from customers located outside the United States. Some of our assets are also located outside of the United States. As part of our global growth strategy, we are increasing our investments outside of the United States, particularly in India and China. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

Government regulators are investigating alleged pricing practices by members of the confectionery industry in certain jurisdictions. We are cooperating fully with all relevant authorities. These allegations could have a negative impact on our Company’s reputation. We also may be required to incur defense costs in litigation or government action and/or be subject to fines or damages. In addition, our costs could increase if we became subject to new or additional government-mandated regulatory controls. These possible actions could negatively impact our future operating results.

Pension costs or funding requirements could increase at a higher than anticipated rate.

Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements of our pension plans. Additionally, we could incur pension settlement losses if a significant number of employees who have retired or have left the company decide to withdraw substantial lump sums from their pension accounts. Pension settlement losses of approximately $15.3 million and $11.8 million were incurred during 2008 and 2007, respectively, and we anticipate additional settlement costs in 2009. As of December 31, 2008, our pension benefits obligations exceeded the fair value of our pension plan assets by $40.8 million. A significant increase in pension expense or in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows. For more information, refer to page 42.

Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect.

In February 2007, we announced a comprehensive global supply chain transformation program which includes a phased three-year plan to enhance our manufacturing, sourcing and customer service capabilities. We expect ongoing annual savings from this program and previous initiatives to generate significant savings to invest in our growth initiatives and to advance our value-enhancing strategy. If ongoing annual savings do not meet our expectations, we may not obtain the anticipated future benefits.

Implementation of our global supply chain transformation program may not occur within the anticipated timeframe and/or may exceed our cost estimates.

Completion of the global supply chain transformation program is subject to multiple operating and executional risks, including coordination of manufacturing changes, production line startups, cross-border legal, regulatory and political issues, and foreign currency exchange risks, among others. If we are not able to complete the program initiatives within the anticipated timeframe and within our cost estimates, our results of operations and financial condition could be negatively impacted. We estimate that the global supply chain transformation program will incur pre-tax charges and non-recurring project implementation costs at the upper end of a $575 million to $600 million range over the three-year implementation period, excluding possible increases in pension settlement charges as discussed on pages 49 and 50.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties include the following:

Country	Location	Type	Status (Own/ Lease)
United States	Hershey, Pennsylvania (3 principal plants)	Manufacturing—confectionery products and food and beverage enhancers	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery and snack products, and food and beverage enhancers	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and food and beverage enhancers	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Redlands, California	Distribution	Lease*
Canada	Smiths Falls, Ontario	Manufacturing—confectionery products and food and beverage enhancers	Own**
	Mississauga, Ontario	Distribution	Lease
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own

*	We sold the Redlands, California facility in March 2008 as part of our global supply chain transformation program and entered into a leasing arrangement for a period of fifteen months, terminating on June 30, 2009.
**	The Smiths Falls, Ontario manufacturing facility ceased production in December 2008 and is being held for sale.

In addition to the locations indicated above, we are constructing a distribution facility in Ogden, Utah which will begin operations in 2009. We also own or lease several other properties and buildings worldwide which we use for manufacturing and for sales, distribution and administrative functions. Our facilities are well maintained. These facilities generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey and Lancaster, Pennsylvania and in Stuarts Draft, Virginia. Many additions and improvements have been made to these facilities over the years and they include equipment of the latest type and technology.

Item 3.	LEGAL PROCEEDINGS

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau. In addition, the U.S. Department of Justice notified the Company that it opened an inquiry but has not requested any information or documents. The European Commission had requested information and informed the Company that it had closed its file. The Company is also party to approximately 92 related civil antitrust suits in the United States and nine in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation and is a defendant in certain of the lawsuits. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We paid $262.9 million in cash dividends on our Common Stock and Class B Stock in 2008 and $252.3 million in 2007. The annual dividend rate on our Common Stock in 2008 was $1.19 per share.

On February 17, 2009, our Board of Directors declared a quarterly dividend of $.2975 per share of Common Stock payable on March 13, 2009, to stockholders of record as of February 25, 2009. It is the Company’s 317th consecutive Common Stock dividend. A quarterly dividend of $.2678 per share of Class B Stock also was declared.

Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 458.6 million shares of our Common Stock were traded during 2008. The Class B Stock is not publicly traded.

The closing price of our Common Stock on December 31, 2008 was $34.74. There were 40,549 stockholders of record of our Common Stock and our Class B Stock as of December 31, 2008.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past two years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2008
1st Quarter	$.2975	$.2678	$39.45	$33.54
2nd Quarter	.2975	.2678	40.75	32.47
3rd Quarter	.2975	.2678	44.32	32.31
4th Quarter	.2975	.2678	40.55	32.10

Total	$1.1900	$1.0712

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2007
1st Quarter	$.2700	$.2425	$56.37	$49.70
2nd Quarter	.2700	.2425	56.75	49.81
3rd Quarter	.2975	.2678	51.29	44.03
4th Quarter	.2975	.2678	47.41	38.21

Total	$1.1350	$1.0206

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands of dollars)
September 29 through October 26, 2008	80,000	$35.98	—	$100,017

October 27 through November 23, 2008	60,000	$35.48	—	$100,017

November 24 through December 31, 2008	—	$—	—	$100,017

Total	140,000	$35.76	—

(1)	In December 2006, our Board of Directors approved a $250 million share repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of Five Year Cumulative Total Return*

The Hershey Company, S&P 500 Index and

S&P Packaged Foods Index

*	Hypothetical $100 invested on December 31, 2003 in Hershey Common Stock, S&P 500 Index and S&P Packaged Foods Index, assuming reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2008	2007	2006	2005	2004	2003
Summary of Operations
Net Sales	4.3%	$5,132,768	4,946,716	4,944,230	4,819,827	4,416,389	4,162,987

Cost of Sales	5.9%	$3,375,050	3,315,147	3,076,718	2,956,682	2,672,716	2,539,469
Selling, Marketing and Administrative	5.0%	$1,073,019	895,874	860,378	912,986	867,104	841,105
Business Realignment and Impairment Charges, Net		$94,801	276,868	14,576	96,537	—	23,357
Gain on Sale of Business(a)		$—	—	—	—	—	8,330
Interest Expense, Net	9.0%	$97,876	118,585	116,056	87,985	66,533	63,529
Provision for Income Taxes	(6.8)%	$180,617	126,088	317,441	277,090	235,399	257,268

Income before Cumulative Effect of Accounting Change	(7.0)%	$311,405	214,154	559,061	488,547	574,637	446,589
Cumulative Effect of Accounting Change		$—	—	—	—	—	7,368

Net Income	(6.6)%	$311,405	214,154	559,061	488,547	574,637	439,221

Net Income Per Share:
—Basic—Class B Stock	(3.9)%	$1.27	.87	2.19	1.85	2.11	1.55
—Diluted—Class B Stock	(3.8)%	$1.27	.87	2.17	1.84	2.09	1.54
—Basic—Common Stock	(3.8)%	$1.41	.96	2.44	2.05	2.31	1.71
—Diluted—Common Stock	(3.9)%	$1.36	.93	2.34	1.97	2.24	1.66
Weighted-Average Shares Outstanding:
—Basic—Common Stock		166,709	168,050	174,722	183,747	193,037	201,768
—Basic—Class B Stock		60,777	60,813	60,817	60,821	60,844	60,844
—Diluted		228,697	231,449	239,071	248,292	256,934	264,532
Dividends Paid on Common Stock	6.4%	$197,839	190,199	178,873	170,147	159,658	144,985
Per Share	10.5%	$1.19	1.135	1.03	.93	.835	.7226
Dividends Paid on Class B Stock	10.4%	$65,110	62,064	56,256	51,088	46,089	39,701
Per Share	10.4%	$1.0712	1.0206	.925	.84	.7576	.6526
Net Income as a Percent of Net Sales, GAAP Basis		6.1%	4.3%	11.3%	10.1%	13.0%	10.6%
Non-GAAP Income as a Percent of Net Sales(b)		8.4%	9.7%	11.5%	11.7%	11.6%	11.0%
Depreciation	7.4%	$227,183	292,658	181,038	200,132	171,229	158,933
Advertising	2.1%	$161,133	127,896	108,327	125,023	137,931	145,387
Payroll	2.0%	$645,456	645,083	645,480	647,825	614,037	585,419
Year-end Position and Statistics
Capital Additions	3.7%	$262,643	189,698	183,496	181,069	181,728	218,650
Capitalized Software Additions	2.0%	$20,336	14,194	15,016	13,236	14,158	18,404
Total Assets	0.3%	$3,634,719	4,247,113	4,157,565	4,262,699	3,794,750	3,577,026
Short-term Debt and Current Portion of Long-term Debt	109.2%	$501,504	856,392	843,998	819,115	622,320	12,509
Long-term Portion of Debt	9.2%	$1,505,954	1,279,965	1,248,128	942,755	690,602	968,499
Stockholders’ Equity	(24.9)%	$318,199	592,922	683,423	1,016,380	1,137,103	1,328,975
Full-time Employees		12,800	12,400	12,800	13,750	13,700	13,100
Return Measures
Operating Return on Average Stockholders’ Equity, GAAP Basis(c)		68.4%	33.6%	65.8%	45.4%	46.6%	32.0%
Non-GAAP Operating Return on Average Stockholders’ Equity(c)		94.5%	75.5%	66.7%	52.2%	41.6%	33.2%
Operating Return on Average Invested Capital, GAAP Basis(c)		19.0%	12.4%	26.4%	23.6%	25.7%	18.3%
Non-GAAP Operating Return on Average Invested Capital(c)		25.1%	25.0%	26.8%	26.8%	23.2%	18.9%
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		227,035	227,050	230,264	240,524	246,588	259,059
Market Price of Common Stock at Year-end	(2.0)%	$34.74	39.40	49.80	55.25	55.54	38.50
Range During Year		$44.32–32.10	56.75–38.21	57.65–48.20	67.37–52.49	56.75–37.28	39.33–30.35

(a)	Includes the gain on the sale of gum brands in 2003.
(b)	Non-GAAP Income as a Percent of Net Sales is calculated by dividing Non-GAAP Income excluding Items Affecting Comparability by Net Sales. A reconciliation of Net Income presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to Non-GAAP Income excluding items affecting comparability is provided on pages 19 and 20, along with the reasons why we believe that the use of Non-GAAP Income provides useful information to investors.
(c)	The calculation method for these measures is described on page 48 under RETURN MEASURES. The Non-GAAP Operating Return measures are calculated using Non-GAAP Income excluding items affecting comparability. A reconciliation of Net Income presented in accordance with GAAP to Non-GAAP Income excluding items affecting comparability is provided on pages 19 and 20, along with the reasons why we believe the use of Non-GAAP Income provides useful information to investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our results for the year ended December 31, 2008 were in line with our expectations and reflect the progress we are making toward implementing our major strategic initiatives. Net sales grew at an annual rate of 3.8%. Marketplace performance improved in response to our continued investment in our core brands. We are investing to strengthen our position in the chocolate and confectionery markets in which we compete and build on our marketplace results.

The net sales increase was driven by favorable price realization, improved U.S. marketplace performance for our products, and sales gains from our international businesses, offset somewhat by reduced sales volume in the United States. Incremental sales from the full-year results of Godrej Hershey Ltd. also contributed to the net sales increase, as results for 2007 only included the seven months subsequent to the acquisition of the business. Net income and earnings per share-diluted increased substantially compared with 2007 due to lower costs resulting from our business realignment initiatives.

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

Items affecting comparability include the impacts of charges or credits in 2008, 2007, 2006, 2005 and 2003 associated with our business realignment initiatives and a reduction of the income tax provision in 2004 resulting from adjustments to income tax contingency reserves.

For the years ended December 31,	2008			2007
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$589.9	$311.4	$1.36	$458.8	$214.2	$.93
Items affecting comparability:
Business realignment charges included in cost of sales	77.8	53.4	.23	123.1	80.9	.35
Business realignment charges included in selling, marketing and administrative (“SM&A”)	8.1	4.9	.02	12.6	7.8	.03
Business realignment and impairment charges, net	94.8	60.8	.27	276.9	178.9	.77

Non-GAAP results excluding items affecting comparability	$770.6	$430.5	$1.88	$871.4	$481.8	$2.08

For the years ended December 31,	2006			2005
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$992.6	$559.1	$2.34	$853.6	$488.5	$1.97
Items affecting comparability:
Business realignment (credits) charges included in cost of sales	(3.2)	(2.0)	(.01)	22.5	13.4	.05
Business realignment charges included in SM&A	.3	.2	—	—	—	—
Business realignment and impairment charges, net	14.5	9.3	.04	96.5	60.7	.25

Non-GAAP results excluding items affecting comparability	$1,004.2	$566.6	$2.37	$972.6	$562.6	$2.27

For the years ended December 31,	2004			2003
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$876.6	$574.6	$2.24	$767.4	$439.2	$1.66
Items affecting comparability:
Business realignment charges included in cost of sales	—	—	—	2.1	1.3	—
Business realignment and impairment charges, net	—	—	—	23.4	14.2	.05
Gain on sale of business	—	—	—	(8.3)	(5.7)	(.02)
Tax provision adjustment	—	(61.1)	(.24)	—	—	—
Cumulative effect of accounting change	—	—	—	—	7.4	.03

Non-GAAP results excluding items affecting comparability	$876.6	$513.5	$2.00	$784.6	$456.4	$1.72

	Actual Results Excluding Items Affecting Comparability
Key Annual Performance Measures	2008	2007	2006
Increase in Net Sales	3.8%	0.1%	2.6%
(Decrease) increase in EBIT	(11.6)%	(13.2)%	3.2%
(Decline) improvement in EBIT Margin in basis points (“bps”)	(260)bps	(270)bps	10 bps
(Decrease) increase in EPS	(9.6)%	(12.2)%	4.4%

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

				Percent Change
				Increase (Decrease)
For the years ended December 31,	2008	2007	2006	2008-2007	2007-2006
In millions of dollars except per share amounts

Net Sales	$5,132.8	$4,946.7	$4,944.2	3.8%	0.1%
Cost of Sales	3,375.1	3,315.1	3,076.7	1.8	7.7

Gross Profit	1,757.7	1,631.6	1,867.5	7.7	(12.6)

Gross Margin	34.2%	33.0%	37.8%
SM&A Expense	1,073.0	895.9	860.3	19.8	4.1

SM&A Expense as a percent of sales	20.9%	18.1%	17.4%
Business Realignment and Impairment Charges, Net	94.8	276.9	14.6	(65.8)	N/A

EBIT	589.9	458.8	992.6	28.6	(53.8)
EBIT Margin	11.5%	9.3%	20.1%
Interest Expense, Net	97.9	118.6	116.1	(17.5)	2.2
Provision for Income Taxes	180.6	126.0	317.4	43.2	(60.3)

Effective Income Tax Rate	36.7%	37.1%	36.2%
Net Income	$311.4	$214.2	$559.1	45.4	(61.7)

Net Income Per Share—Diluted	$1.36	$.93	$2.34	46.2	(60.3)

Net Sales

2008 compared with 2007

The increase in net sales was attributable to favorable price realization from list price increases, substantially offset by sales volume decreases primarily in the United States. Increased sales in the United States were primarily attributable to our core brands, particularly Hershey’s and Reese’s, and incremental sales of new products, primarily Hershey’s Bliss. Sales volume increases from our international businesses, particularly in India, China and the Philippines, also contributed to the sales increase, although were offset somewhat by the impact of unfavorable foreign currency exchange rates. Net sales for our Godrej Hershey Ltd. business increased $37.2 million, or 0.8%, in 2008 reflecting incremental sales for the full-year compared with results for 2007 which included only the seven months subsequent to the acquisition of the business.

2007 compared with 2006

Net sales for 2007 were essentially even with 2006. Sales increased for our international businesses, primarily exports to Asia and Latin America, as well as sales in Canada and Mexico. The acquisition of Godrej Hershey Ltd. increased net sales by $46.5 million, or 0.9%, in 2007. Favorable foreign currency exchange rates also had a positive impact on sales. These increases were substantially offset by lower sales volume for existing products in the U.S., reflecting increased competitive activity and reduced retail velocity. Decreased price realization from higher rates of promotional spending and higher allowances for slow-moving products at retail more than offset increases in list prices contributing to the sales decline in the U.S.

Key U.S. Marketplace Metrics

For the 52 weeks ended December 31,	2008	2007	2006
Consumer Takeaway Increase	3.3%	1.3%	4.0%
Market Share Decrease	(0.2)	(1.3)	(0.2)

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

Cost of Sales and Gross Margin

2008 compared with 2007

The cost of sales increase compared with 2007 was primarily associated with higher input and energy costs, and the full-year cost of sales for Godrej Hershey Ltd. which in 2007 included cost of sales for only the seven months subsequent to the acquisition of the business. These cost increases were offset partially by favorable supply chain productivity. Lower business realignment charges included in cost of sales in 2008 compared with 2007 also partially offset the cost of sales increases. Business realignment charges of $77.8 million were included in cost of sales in 2008, compared with $123.1 million in the prior year.

Gross margin increased primarily as a result of lower business realignment charges recorded in 2008 compared with 2007. Favorable price realization and improved supply chain productivity also contributed to the increase, but were offset substantially by higher input and energy costs.

2007 compared with 2006

Business realignment charges of $123.1 million were included in cost of sales in 2007, compared with a credit of $3.2 million included in cost of sales in 2006. The remainder of the cost of sales increase was primarily associated with significantly higher input costs, particularly for dairy products and certain other raw materials, and the Godrej Hershey Ltd. business acquired in May 2007, offset somewhat by favorable supply chain productivity.

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

Selling, Marketing and Administrative

2008 compared with 2007

Selling, marketing and administrative expenses increased primarily as a result of higher costs associated with employee-related expenses, including higher incentive compensation expense, increased levels of retail coverage primarily in the United States and expansion of our international businesses. Higher advertising, marketing research and merchandising expenses also contributed to the increase. Expenses of $8.1 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expenses in 2008 compared with $12.6 million in 2007.

2007 compared with 2006

Selling, marketing and administrative expenses increased primarily as a result of higher administrative and advertising expenses, partially offset by lower consumer promotional expenses. Project implementation costs related to our 2007 business realignment initiatives contributed $12.6 million to the increase. Higher administrative costs were principally associated with employee-related expenses from the expansion of our international businesses, including the impact of the acquisition of Godrej Hershey Ltd.

Business Realignment Initiatives and Impairment Charges

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

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years. The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs. Total costs of $130.0 million were recorded in 2008 and $400.0 million were recorded in 2007 for this program. Excluding possible pension settlement charges in 2009 and 2010, we now expect total charges for the global supply chain transformation program to be at the upper end of the $575 million to $600 million range, reflecting our latest estimates for the cost of the original program and an expansion in scope of the program approved in December 2008. The expansion in the scope of the program will include approximately $25.0 million associated with the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary, and consolidation of the associated production into existing U.S. facilities, along with costs associated with the rationalization of other select portfolio items. The affected facilities are located in Berkeley and San Francisco, California. These additional business realignment charges will be recorded in 2009 and include severance for approximately 150 impacted employees. For more information, see Outlook for Global Supply Chain Transformation Program on page 49.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, that through 2007 had not gained profitable scale or adequate market distribution. In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance the financial performance of our business in Brazil. Business realignment and impairment charges of $4.9 million were recorded in 2008 and $12.6 million were recorded in 2007.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”). The 2005 business realignment initiatives consisted primarily of U.S. and Canadian Voluntary Workforce Reduction Programs and the closure of the Las Piedras, Puerto Rico plant. Charges (credits) for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

Charges (credits) associated with business realignment initiatives and impairment recorded during 2008, 2007 and 2006 were as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Cost of sales
2007 business realignment initiatives:
Global supply chain transformation program	$77,767	$123,090	$—
2005 business realignment initiatives	—	—	(1,599)
Previous business realignment initiatives	—	—	(1,600)

Total cost of sales	77,767	123,090	(3,199)

Selling, marketing and administrative
2007 business realignment initiatives:
Global supply chain transformation program	8,102	12,623	—
2005 business realignment initiatives	—	—	266

Total selling, marketing and administrative	8,102	12,623	266

Business realignment and impairment charges, net 2008 impairment of trademarks	45,739	—	—
2007 business realignment initiatives:
Global supply chain transformation program:
Net (gain on sale)/impairment of fixed assets	(4,882)	47,938	—
Plant closure expense	23,415	13,506	—
Employee separation costs	11,469	176,463	—
Pension settlement loss	12,501	12,075	—
Contract termination costs	1,637	14,316	—
Brazilian business realignment:
Goodwill impairment	—	12,260	—
Employee separation costs	1,581	310	—
Fixed asset impairment charges	754	—	—
Contract termination and other exit costs	2,587	—	—
2005 business realignment initiatives:
U.S. voluntary workforce reduction program	—	—	9,972
U.S. facility rationalization	—	—	1,567
Streamline international operations (primarily Canada)	—	—	2,524
Previous business realignment initiatives	—	—	513

Total business realignment and impairment charges, net	94,801	276,868	14,576

Total net charges associated with business realignment initiatives and impairment	$180,670	$412,581	$11,643

Global Supply Chain Transformation Program

The 2008 charge of $77.8 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program. The $8.1 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. The $4.9 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $23.4 million of plant closure expenses for 2008 related primarily to the preparation of plants for sale and production line removal costs.

Certain real estate with a carrying value of $15.8 million was being held for sale as of December 31, 2008. The global supply chain transformation program employee separation costs were related to involuntary terminations at the North American manufacturing facilities which are being closed. The global supply chain transformation program had identified six manufacturing facilities which would be closed. As of December 31, 2008, the facilities located in Dartmouth, Nova Scotia; Montreal, Quebec; and Oakdale, California have been closed and sold. The facilities located in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale. The facility in Reading, Pennsylvania is being held and used pending closure, following which it will be offered for sale.

The 2007 charge of $123.1 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions. The $12.6 million recorded in selling, marketing and administrative expenses related primarily to project management and administration. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value of $40.2 million was being held for sale as of December 31, 2007. Employee separation costs included $79.0 million primarily for involuntary terminations at the six North American manufacturing facilities which are being closed. The employee separation costs also included $97.5 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

2008 Impairment of Trademarks

As a result of our annual impairment tests of intangible assets with useful lives determined to be indefinite, we recorded total impairment charges of $45.7 million in the fourth quarter of 2008. Certain trademarks, primarily the Mauna Loa brand, were determined to be impaired as a result of a decrease in the fair value of the brands resulting from reduced expectations for future sales and cash flows compared with the valuations of these trademarks at the acquisition dates. For more information, refer to pages 46 and 47.

Brazilian Business Realignment

The 2008 Brazilian business realignment charges and the 2007 employee separation costs were related to involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco. During the fourth quarter of 2007, we completed our annual impairment evaluation of goodwill and other intangible assets. As a result of reduced expectations for future cash flows resulting primarily from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with this charge.

2005 Business Realignment Initiatives

The 2006 charges (credits) recorded in cost of sales relating to the 2005 business realignment initiatives included a credit of $1.6 million resulting from higher than expected proceeds from the sale of equipment from the Las Piedras plant. The charge recorded in selling, marketing and administrative expenses in 2006 resulted from accelerated depreciation relating to the termination of an office building lease. The net business realignment charges included $7.3 million for involuntary terminations in 2006.

The 2006 charges (credits) relating to previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement of litigation in connection with the 2003 business realignment initiatives.

Liabilities Associated with Business Realignment Initiatives

The liability balance as of December 31, 2008 relating to the 2007 business realignment initiatives was $31.0 million for employee separation costs to be paid primarily in 2009. The liability balance as of

December 31, 2007 was $68.4 million, primarily related to employee separation costs. Charges for employee separation and contract termination costs of $12.9 million were recorded in 2008. During 2008 and 2007, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $46.9 million and $13.2 million, respectively, principally related to employee separation and project administration. The liability balance as of December 31, 2008 was reduced by $3.4 million as a result of foreign currency translation adjustments.

Income Before Interest and Income Taxes and EBIT Margin

2008 compared with 2007

EBIT increased in 2008 compared with 2007 as a result of lower net business realignment charges. Net pre-tax business realignment charges of $180.7 million were recorded in 2008 compared with $412.6 million in 2007. The increase in EBIT resulting from lower business realignment charges and an increase in gross profit was substantially offset by higher selling, marketing and administrative expenses.

EBIT margin increased from 9.3% in 2007 to 11.5% in 2008. Net business realignment and impairment charges reduced EBIT margin by 3.5 percentage points in 2008 and 8.3 percentage points in 2007, resulting in an improvement in EBIT margin of 4.8 percentage points from 2007 to 2008. This impact was substantially offset by higher selling, marketing and administrative expense as a percentage of sales.

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

Interest Expense, Net

2008 compared with 2007

Net interest expense was lower in 2008 than in 2007 primarily due to lower interest rates and reduced borrowings as compared to the prior year.

2007 compared with 2006

Net interest expense was higher in 2007 than in 2006 primarily reflecting increased borrowings partially offset by lower interest rates.

Income Taxes and Effective Tax Rate

2008 compared with 2007

Our effective income tax rate was 36.7% in 2008, and was increased by 0.7 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the year.

2007 compared with 2006

Our effective income tax rate was 37.1% for 2007 and 36.2% for 2006. The impact of tax rates associated with business realignment and impairment charges increased the effective income tax rate for 2007 by 1.1 percentage points.

Net Income and Net Income Per Share

2008 compared with 2007

As a result of net charges associated with our business realignment initiatives, net income in 2008 was reduced by $119.1 million or $0.52 per share-diluted. After considering the impact of business realignment charges in each period, earnings per share-diluted in 2008 decreased $0.20 as compared with 2007.

2007 compared with 2006

Net income in 2007 was reduced by $267.7 million, or $1.15 per share-diluted, and in 2006 was reduced by $7.6 million, or $0.03 per share-diluted, as a result of net business realignment and impairment charges. Excluding the impact of these charges, earnings per share-diluted in 2007 decreased by $0.29 as compared with 2006 as a result of lower EBIT, offset somewhat by reduced interest expense and the impact of lower weighted-average shares outstanding in 2007.

FINANCIAL CONDITION

Our financial condition remained strong during 2008. Solid cash flow from operations and our liquidity, leverage and capital structure contributed to our continued investment grade credit rating by recognized rating agencies. The financial market turmoil and credit crisis, to date, have not had a material affect on our business operations or liquidity.

Acquisitions and Divestitures

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Bauducco. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance performance of our business in Brazil. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for our conveying to Bauducco a 49% interest in Hershey do Brasil. We will maintain a 51% controlling interest in Hershey do Brasil.

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

Also in May 2007, our Company and Lotte Confectionery Co., LTD., entered into a manufacturing agreement in China that will produce Hershey products and certain Lotte products for the markets in Asia, particularly in China. We invested $39.0 million in 2007 and own a 44% interest. We are accounting for this investment using the equity method.

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

Assets

A summary of our assets is as follows:

December 31,	2008	2007
In thousands of dollars

Current assets	$1,344,945	$1,426,574
Property, plant and equipment, net	1,458,949	1,539,715
Goodwill and other intangibles	665,449	740,575
Deferred income taxes	13,815	—
Other assets	151,561	540,249

Total assets	$3,634,719	$4,247,113

•	The change in current assets from 2007 to 2008 was primarily due to the following:

•	Lower cash and cash equivalents in 2008 primarily as a result of decisions to reduce short-term borrowings;

•

A decrease in accounts receivable primarily resulting from the timing of sales and cash collections in November and December 2008 as compared with November and December 2007, along with a decrease in extended dated receivables associated with sales of seasonal items and new products;

•	An increase in prepaid expenses and other current assets primarily reflecting assets associated with certain commodity and treasury hedging transactions.

•

Property, plant and equipment was lower in 2008 primarily due to depreciation expense of $227.2 million and asset retirements. Accelerated depreciation of fixed assets at facilities which are being closed as well as certain asset retirements resulted primarily from the global supply chain transformation program.

•

Goodwill and other intangibles decreased as a result of total impairment charges of $45.7 million associated with certain trademarks and the effect of currency translation adjustments, offset partially by the $13.7 million intangible asset associated with the cooperative agreement with Bauducco.

•

The decrease in other assets was primarily associated with the change in the funded status of our pension plans in 2008, resulting from a significant reduction in the fair value of pension plan assets.

Liabilities

A summary of our liabilities is as follows:

December 31,	2008	2007
In thousands of dollars

Current liabilities	$1,270,212	$1,618,770
Long-term debt	1,505,954	1,279,965
Other long-term liabilities	504,963	544,016
Deferred income taxes	3,646	180,842

Total liabilities	$3,284,775	$3,623,593

•	Changes in current liabilities from 2007 to 2008 were primarily the result of the following:

•	Higher accounts payable reflecting the effect of working capital improvement initiatives and higher costs of goods and services;

•

Lower accrued liabilities primarily associated with the 2007 business realignment initiatives and certain executive retirement benefit payments in 2008, partially offset by higher expected incentive compensation payments in 2009;

•	A decrease in short-term debt reflecting repayments of commercial paper borrowings using the proceeds of the $250 million of Notes issued in March 2008 as well as cash provided from operations.

•	The increase in long-term debt in 2008 primarily resulted from the issuance of $250 million of Notes in March 2008, discussed further in the Liquidity and Capital Resources section.

•

The decrease in other long-term liabilities primarily reflects the impact of favorable claims experience and a higher discount rate used in determining the liability for our post-retirement benefit plans.

•

The decrease in deferred income tax liabilities was principally associated with the change in the funded status of our pension plans in 2008 and the tax effect of impairment charges related to certain trademarks.

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

Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust” or the “Trust”) maintains voting control over The Hershey Company. Historically, the Milton Hershey School Trust had not taken an active role in setting our policy, nor had it exercised influence with regard to the ongoing business decisions of our Board of Directors or management. However, in October 2007, the Chairman of the Board of the Milton Hershey School Trust issued a statement indicating that the Trust continues to be guided by two key principles: first, that, in its role as controlling stockholder of the Company, it intends to retain its controlling interest in The Hershey Company and, second, that the long-term prosperity of the Company requires the Board of Directors of the Company and its management to build on its strong U.S. position by aggressively pursuing strategies for domestic and international growth. He further stated that the Milton Hershey School Trust had communicated to the Company’s Board that the Trust was not satisfied with the Company’s results and that, as a result, the Trust was “actively engaged in an ongoing process, the goal of which has been to ensure vigorous Company Board focus on resolving the Company’s current business challenges and on implementing new growth strategies.” In that release, the Trust board chairman reiterated the Trust’s longstanding position that the Company Board, and not the Trust board, “is solely responsible and accountable for the Company’s management and performance.”

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

The Milton Hershey School Trust decided to explore a sale of The Hershey Company in June 2002, but subsequently decided to terminate the sale process in September 2002. After terminating the sale process, the Trustee of the Milton Hershey School Trust advised the Pennsylvania Office of Attorney General in September 2002 that it would not agree to any sale of its controlling interest in The Hershey Company without approval of the court having jurisdiction over the Milton Hershey School Trust following advance notice to the Office of Attorney General. Subsequently, Pennsylvania enacted legislation that requires that the Office of Attorney General be provided advance notice of any transaction that would result in the Milton Hershey School Trust no longer having voting control of the Company. The law provides specific statutory authority for the Attorney General to intercede and petition the Court having jurisdiction over the Milton Hershey School Trust to stop such a transaction if the Attorney General can prove that the transaction is unnecessary for the future economic viability of the Company and is inconsistent with investment and management considerations under fiduciary obligations. This legislation could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby delay or prevent a change in control of the Company.

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement (“Rights Agreement”). The Milton Hershey School Trust supported the Rights Agreement. This action was not in response to any specific effort to acquire control of The Hershey Company. Under the Rights Agreement, our Board of Directors declared a dividend of one right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable and will not change the manner in which our Common Stock is traded. We discuss the Rights Agreement in more detail in Note 15 to the Consolidated Financial Statements.

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

Global capital and credit markets, including the commercial paper markets, have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to the tier 1 commercial paper market. We believe that our operating cash flow, together with our unsecured committed revolving credit facility, lines of credit and other available debt financing, will be adequate to meet current operating, investing and financing needs, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.

Cash Flows from Operating Activities

Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Net income	$311,405	$214,154	$559,061
Depreciation and amortization	249,491	310,925	199,911
Stock-based compensation and excess tax benefits	22,196	9,526	16,323
Deferred income taxes	(17,125)	(124,276)	4,173
Business realignment and impairment charges, net of tax	119,117	267,653	7,573
Contributions to pension plans	(32,759)	(15,836)	(23,570)
Working capital	65,791	148,019	(40,553)
Changes in other assets and liabilities	(198,555)	(31,329)	275

Net cash provided from operating activities	$519,561	$778,836	$723,193

•	Over the past three years, total cash provided from operating activities was approximately $2.0 billion.

•

Depreciation and amortization expenses decreased in 2008 principally as the result of lower accelerated depreciation charges related to the 2007 business realignment initiatives compared with accelerated depreciation charges recorded in 2007. Accelerated depreciation recorded in 2008 was approximately $60.6 million compared with approximately $108.6 million recorded in 2007. Depreciation and amortization expenses represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•

Cash used by deferred income taxes in 2008 and 2007 versus cash provided by deferred income taxes in 2006, primarily reflected the deferred tax benefit related to the 2007 business realignment and impairment charges recorded during 2008 and 2007.

•

We contributed $72.2 million to our pension plans over the past three years to improve the plans’ funded status and to pay benefits under the non-funded plans. As of December 31, 2008, our pension benefit obligations exceeded the fair value of our pension plan assets by $40.8 million.

•

Over the three-year period, cash provided from or used by working capital tended to fluctuate due to the timing of sales and cash collections during November and December of each year and working capital management practices, including initiatives implemented during 2007 and 2008 to reduce working capital.

•

During the three-year period, cash used by or provided from changes in other assets and liabilities primarily reflected the impact of business realignment initiatives and the related tax effects, as well as the effect of hedging transactions.

•	The decrease in income taxes paid in 2008 compared with 2007 primarily reflected the impact of lower taxable income for 2008.

Cash Flows from Investing Activities

Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Capital additions	$(262,643)	$(189,698)	$(183,496)
Capitalized software additions	(20,336)	(14,194)	(15,016)
Proceeds from sales of property, plant and equipment	82,815	—	—
Business acquisitions	—	(100,461)	(17,000)
Proceeds from divestitures	1,960	—	—

Net cash used by investing activities	$(198,204)	$(304,353)	$(215,512)

•

Capital additions associated with our global supply chain transformation program were approximately $162.6 million. Other capital additions were primarily related to modernization of existing facilities and purchases of manufacturing equipment for new products.

•	Capitalized software additions were primarily for ongoing enhancement of our information systems.

•	In 2008, we received $82.8 million in proceeds from the sale of manufacturing and distribution facilities under the global supply chain transformation program.

•

We anticipate total capital expenditures of approximately $175 million to $185 million in 2009 of which approximately $40 million to $50 million is associated with our global supply chain transformation program.

•

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Bauducco. We received approximately $2.0 million in cash associated with the cooperative agreement in exchange for a 49% interest in Hershey do Brasil.

•

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd. to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we invested $61.5 million in this business during 2007.

•

In May 2007, our Company and Lotte Confectionery Co. LTD. entered into a manufacturing agreement to produce Hershey products and certain Lotte products for markets in Asia, particularly in China. We invested $39.0 million in this business during 2007.

•	In October 2006, our wholly-owned subsidiary, Artisan Confections Company, acquired the assets of Dagoba Organic Chocolates, LLC for $17.0 million.

Cash Flows from Financing Activities

Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Net change in short-term borrowings	$(371,393)	$195,055	$(163,826)
Long-term borrowings	247,845	—	496,728
Repayment of long-term debt	(4,977)	(188,891)	(234)
Cash dividends paid	(262,949)	(252,263)	(235,129)
Exercise of stock options	38,383	59,958	46,386
Repurchase of Common Stock	(60,361)	(256,285)	(621,648)

Net cash used by financing activities	$(413,452)	$(442,426)	$(477,723)

•

We use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. Additional information on short-term borrowings is included under Borrowing Arrangements below.

•	In March 2008, we issued $250 million of 5.0% Notes due in 2013. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2006 described under Registration Statements below.

•	In March 2007, we repaid $150.0 million of 6.95% Notes due in 2007.

•	In August 2006, we issued $250 million of 5.3% Notes due in 2011 and $250 million of 5.45% Notes due in 2016 under the shelf registration statement on Form S-3 filed in May 2006.

•	We paid cash dividends of $197.8 million on our Common Stock and $65.1 million on our Class B Stock in 2008.

•	Cash used for the repurchase of Common Stock was partially offset by cash received from the exercise of stock options.

Repurchases and Issuances of Common Stock

For the years ended December 31,	2008		2007		2006
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under pre-approved share repurchase programs:
Open market repurchases	—	$—	2,916	$149,983	9,912	$524,387
Milton Hershey School Trust repurchases	—	—	—	—	689	38,482
Shares repurchased to replace Treasury Stock issued for stock options and employee benefits	1,610	60,361	2,046	106,302	1,096	58,779

Total share repurchases	1,610	60,361	4,962	256,285	11,697	621,648
Shares issued for stock options and employee benefits	(1,595)	(51,992)	(1,748)	(56,670)	(1,437)	(44,564)

Net change	15	$8,369	3,214	$199,615	10,260	$577,084

•

We intend to continue to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•

During 2006, we completed share repurchase programs of $250 million approved in April 2005 and $500 million approved in December 2005. In December 2006, our Board of Directors approved an additional $250 million share repurchase program. As of December 31, 2008, $100.0 million remained available for repurchases of Common Stock under this program.

Cumulative Share Repurchases and Issuances

A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	In thousands
Shares repurchased under authorized programs:
Open market repurchases	57,436	$1,984,431
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	68,298	2,217,161
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares reissued for stock option obligations, supplemental retirement contributions, and employee stock ownership trust obligations	(29,090)	(762,543)
Shares repurchased to replace reissued shares	26,377	1,053,940

Total held as Treasury Stock as of December 31, 2008	132,867	$4,009,931

Borrowing Arrangements

We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity.

•

In December 2006, we entered into a five-year agreement establishing an unsecured committed revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings to $1.5 billion with the consent of the lenders. During the fourth quarter of 2007, the lenders approved an extension of this agreement by one year in accordance with our option under the agreement. The five-year agreement will now expire in December 2012. As of December 31, 2008, $1.1 billion was available to borrow under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties, and events of default. As of December 31, 2008, we complied with all of these covenants. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

•

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

•

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2008, we could borrow up to approximately $67.1 million in various currencies under the lines of credit and as of December 31, 2007, we could borrow up to $57.0 million.

Registration Statements

•

In May 2006, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”).

•	In August 2006, we issued $250 million of 5.3% Notes due September 1, 2011, and $250 million of 5.45% Notes due September 1, 2016. These Notes were issued under the WKSI Registration Statement.

•	In March 2008, we issued $250 million of 5.0% Notes due April 1, 2013. The Notes were issued under the WKSI Registration Statement.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of December 31, 2008, our contractual cash obligations by year were as follows:

	Payments Due by Year
	In thousands of dollars
Contractual Obligations	2009	2010	2011	2012	2013	Thereafter	Total
Unconditional Purchase Obligations	$1,103,400	$492,400	$122,100	$84,900	$—	$—	$1,802,800
Non-cancelable Operating Leases	14,857	11,188	8,911	7,960	4,269	13,919	61,104
Long-term Debt	18,384	2,990	253,298	151,799	250,000	847,867	1,524,338

Total Obligations	$1,136,641	$506,578	$384,309	$244,659	$254,269	$861,786	$3,388,242

In entering into contractual obligations, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We mitigate this risk by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. Our risk is limited to replacing the contracts at prevailing market rates. We do not expect any significant losses resulting from counterparty defaults.

Purchase Obligations

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above, consists of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2008.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2008 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2008, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

Asset Retirement Obligations

Our Company has a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of this type of asbestos in a special manner if such facilities undergo major renovations or are demolished. We believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of asbestos.

As of December 31, 2008, certain real estate associated with the closure of facilities under the global supply chain transformation program is being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which has not been reflected in our current estimates.

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

ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS

We use certain derivative instruments, from time to time, including interest rate swaps, foreign currency forward exchange contracts and options, and commodities futures and options contracts, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, respectively. We enter into interest rate swap agreements and foreign exchange forward contracts and options for periods consistent with related underlying exposures. These derivative instruments do not constitute positions independent of those exposures. We enter into commodities futures and options contracts for varying periods. These futures and options contracts are intended to be, and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We mitigate this risk by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. We do not expect any significant losses from counterparty defaults.

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

As of December 31, 2008, we designated and accounted for all derivative instruments, including foreign exchange forward contracts and commodities futures contracts, as cash flow hedges. Additional information regarding accounting policies associated with derivative instruments is contained in Note 5 to the Consolidated Financial Statements, Derivative Instruments and Hedging Activities.

The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2008. Note 1, Note 5 and Note 7 to the Consolidated Financial Statements provide additional information.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2008. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$18,384	$2,990	$253,298	$151,799	$250,000	$847,867	$1,524,338	$1,594,973
Interest Rate	10.0%	8.5%	5.4%	7.0%	5.0%	6.2%	6.0%

We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2008.

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

As of December 31, 2008 and 2007 we were not a party to any interest rate swap agreements.

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

A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2008		2007
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$0.8	Euros Swiss francs Mexican pesos	$13.8	British pounds Australian dollars Euros

Foreign exchange forward contracts to sell foreign currencies	$68.1	Canadian dollars Australian dollars	$86.7	Canadian dollars Brazilian reais Mexican pesos

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

A summary of the fair value and market risk associated with foreign exchange forward contracts is as follows:

December 31,	2008	2007
In millions of dollars

Fair value of foreign exchange forward contracts, net—asset (liability)	$10.3	$(2.1)

Potential net loss in fair value of foreign exchange forward contracts of ten percent resulting from a hypothetical near-term adverse change in market rates	$1.0	$.2

Our risk related to foreign exchange forward contracts is limited to the cost of replacing the contracts at prevailing market rates.

Commodities—Price Risk Management and Futures Contracts

Our most significant raw material requirements include cocoa products, sugar, dairy products, peanuts and almonds. The cost of cocoa products and prices for related futures contracts historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•	the effect of weather on crop yield;

•	imbalances between supply and demand;

•	currency exchange rates;

•	political unrest in producing countries; and

•	speculative influences.

We use futures and options contracts in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, the dairy futures markets are not as developed as many of the other commodities markets and, therefore, there are limited opportunities to hedge our costs by taking forward positions to extend coverage beyond three to six months. We use fuel oil futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

During 2008, cocoa prices traded in a range between $.86 and $1.50 per pound, based on the prices of IntercontinentalExchange futures contracts. Cocoa futures traded at prices which were near 30-year highs by mid-year primarily reflecting speculative commodity fund trading activity. During the fourth quarter of 2008, a reduction in anticipated demand associated with deteriorating economic conditions in addition to strengthening of the U.S. dollar in relation to other relevant foreign currencies resulted in the significant liquidation of cocoa futures positions by speculative commodity funds. This resulted in a substantial decrease in cocoa futures market prices near the end of the year.

During 2008, dairy prices have come down from unprecedented highs set in 2007, starting the year at nearly $.20 per pound and dropping to $.15 per pound on a class II fluid milk basis. Prices have weakened in response to strong production of milk and dairy products and slowing demand worldwide.

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

For the years ended December 31,	2008		2007
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$(357.1)	$35.7	$(112.5)	$11.3
Lowest long position	(574.1)	57.4	(460.9)	46.1
Average position (long)	(440.6)	44.1	(317.0)	31.7

The decrease in fair values from 2007 to 2008 primarily reflected a decrease in net commodity positions, which more than offset the impact of higher prices in 2008. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.

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

USE OF ESTIMATES AND OTHER CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with GAAP. In various instances, GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We believe that our most critical accounting policies and estimates relate to the following:

•	Accounts Receivable—Trade

•	Accrued Liabilities

•	Pension and Other Post-Retirement Benefits Plans

•	Goodwill and Other Intangible Assets

•	Commodities Futures Contracts

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

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria based upon the results of our recurring financial account reviews and our evaluation of the current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. McLane Company, Inc. accounted for approximately 27.3% of our total accounts receivable as of December 31, 2008. As of December 31, 2008, no other customer accounted for more than 10% of our total accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base.

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

Information on our Accounts Receivable—Trade, related expenses and assumptions is as follows:

For the three-year period	2006-2008
In millions of dollars, except percents

Average expense for potential uncollectible accounts	$1.0
Average write-offs of uncollectible accounts	$1.1
Allowance for doubtful accounts as a percentage of gross accounts receivable	1% – 2%

•	We recognize the provision for uncollectible accounts as selling, marketing and administrative expense in the Consolidated Statements of Income.

•	If we made reasonably possible near-term changes in the most material assumptions regarding collectibility of accounts receivable, our annual provision could change within the following range:

•	A reduction in expense of approximately $4.5 million; and

•	An increase in expense of approximately $4.8 million.

•	Changes in estimates for future uncollectible accounts receivable would not have a material impact on our liquidity or capital resources.

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

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2008	2007	2006
In millions of dollars

Promotional costs	$766.6	$702.1	$631.7

•	We determine the amount of the accrued liability by:

•	Analysis of programs offered;

•	Historical trends;

•	Expectations regarding customer and consumer participation;

•	Sales and payment trends; and

•	Experience with payment patterns associated with similar, previously offered programs.

•

The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

•	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:

•	A reduction in costs of approximately $14.5 million

•	An increase in costs of approximately $6.0 million

•	Changes in these assumptions would affect net sales and income before income taxes.

•	Over the three-year period ended December 31, 2008, actual promotion costs have not deviated from the estimated amounts by more than 4%.

•	Changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.

Liabilities associated with potentially unsaleable products

•	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.

•	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.

•

Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

•	Over the three-year period ended December 31, 2008, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.

•

Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $.9 million to $1.8 million.

•	Over the three-year period ended December 31, 2008, actual costs have not deviated from our estimates by more than approximately 1%.

•	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.

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

We fund domestic pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 and Federal income tax laws. Beginning January 1, 2008, we complied with the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. We broadly diversify our pension plan assets, consisting primarily of domestic and international common stocks and fixed income securities. Short-term and long-term liabilities associated with benefit plans are primarily determined based on actuarial calculations. These calculations consider payroll and employee data, including age and years of service, along with actuarial assumptions at the date of the financial statements. We take into consideration long-term projections with regard to economic conditions, including interest rates, return on assets and the rate of increase in compensation levels. With regard to liabilities associated with post-retirement benefit plans that provide health care and life insurance, we take into consideration the long-term annual rate of increase in the per capita cost of the covered benefits. In compliance with the provisions of Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions, and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, we review the discount rate assumptions and may revise them annually. The expected long-term rate of return on assets assumption (“asset return assumption”) for funded plans is by its nature of a longer duration and revised only when long-term asset return projections demonstrate that need.

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

We adopted the recognition and related disclosure provisions of SFAS No. 158 as of December 31, 2006.

Pension Plans

Our pension plan costs and related assumptions were as follows:

For the years ended December 31,	2008	2007	2006
In millions of dollars

Net periodic pension benefit (income) costs	$(17.4)	$(9.0)	$25.3

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	6.3%	5.8%	5.4%
Average discount rate assumptions—benefit obligation calculation	6.4%	6.2%	5.7%
Asset return assumptions	8.5%	8.5%	8.5%

Net Periodic Pension Benefit Costs

We recorded net periodic pension benefit income in 2008 primarily due to the modifications announced in October 2006 which reduced future benefits under The Hershey Company Retirement Plan, The Hershey Company Retirement Plan for Hourly Employees and the Supplemental Executive Retirement Plan and the impact of a higher discount rate assumption as of December 31, 2007. We expect to incur periodic pension benefit costs in 2009 of approximately $50 million compared with income of approximately $17.4 million in 2008, principally as a result of the significant decline in the value of pension plan assets during 2008 reflecting the unprecedented volatility and deterioration in financial market and economic conditions.

Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains/losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit expense for 2009 is $33.6 million. The 2008 recognized net actuarial gain component of net periodic pension benefit income was $.5 million. Projections beyond 2009 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit (Income) Costs

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2008 and 2007, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Citigroup Pension Discount Curve.

The use of a different discount rate assumption can significantly affect net periodic benefit (income) cost:

•	A one-percentage point decrease in the discount rate assumption would have decreased 2008 net periodic pension benefit income by $9.3 million.

•	A one-percentage point increase in the discount rate assumption would have increased 2008 net periodic pension benefit income by $2.6 million.

Average Discount Rate Assumption—Benefit Obligations

The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit (income) cost as described above. We increased our 2008 discount rate assumption due to the increasing interest rate environment consistent with the duration of our pension plan liabilities.

The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2008 pension benefits obligations by $96.6 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2008 pension benefits obligations by $81.8 million.

Asset Return Assumptions

We based the expected return on plan assets component of net periodic pension benefit (income) costs on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 21 years prior to December 31, 2008 was approximately 7.7%. The actual return on assets was as follows:

For the years ended December 31,	2008	2007	2006
Actual (loss) return on assets	(24.1)%	7.1%	15.7%

The use of a different asset return assumption can significantly affect net periodic benefit (income) cost:

•	A one-percentage point decrease in the asset return assumption would have decreased 2008 net periodic pension benefit income by $13.2 million.

•	A one-percentage point increase in the asset return assumption would have increased 2008 net periodic pension benefit income by $13.0 million.

Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2008, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes. As of December 31, 2008, the benefit plan fixed income assets were invested primarily in conventional instruments benchmarked to the Barclays Capital U.S. Aggregate Bond Index and direct exposure to highly volatile, risky sectors, such as sub-prime mortgages, was minimal.

For 2008 and 2007, minimum funding requirements for the plans were not material. However, we made contributions of $32.8 million in 2008 and $15.8 million in 2007 to improve the funded status of our qualified plans and for the payment of benefits under our non-qualified pension plans. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate would not have changed the 2008 minimum funding requirements significantly for the domestic plans. For 2009, there are no significant minimum funding requirements for our pension plans.

Post-Retirement Benefit Plans

Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2008	2007	2006
In millions of dollars

Net periodic other post-retirement benefit cost	$21.6	$24.7	$28.7

Assumptions:
Average discount rate assumption	6.3%	5.8%	5.4%

The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have decreased 2008 net periodic other post-retirement benefit cost by $.6 million.

•	A one-percentage point increase in the discount rate assumption would have increased 2008 net periodic other post-retirement benefit cost by $1.0 million.

Other post-retirement benefit obligations and assumptions were as follows:

December 31,	2008	2007
In millions of dollars

Other post-retirement benefit obligation	$315.4	$362.9

Assumptions:
Benefit obligations discount rate assumption	6.4%	6.2%

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2008 other post-retirement benefits obligations by $28.1 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2008 other post-retirement benefits obligations by $23.8 million.

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

Our other intangible assets consist primarily of customer-related intangible assets, patents and trademarks obtained through business acquisitions. We amortize customer-related intangible assets and patents over their estimated useful lives. The useful lives of trademarks were determined to be indefinite and, therefore, we do not amortize them. We evaluate our trademarks for impairment by comparing the carrying amount of the assets to their estimated fair value. The fair value of trademarks is calculated using a “relief from royalty payments” methodology. This approach involves two steps. In the first step, we estimate reasonable royalty rates for each trademark. In the second step, we apply these royalty rates to a net sales stream and discount the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark. If the estimated fair value is less than the carrying amount, we record an impairment charge to reduce the asset to its estimated fair value. The estimates of future cash flows are generally based on past performance of the brands and reflect net sales projections and assumptions for the brands that we use in current operating plans. We also consider assumptions that market participants may use. Such assumptions are subject to change due to changing economic and competitive conditions.

The Company performs annual impairment tests in the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. Due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates, we determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value and recorded total non-cash impairment charges of $45.7 million in December 2008.

As a result of reduced expectations for future cash flows resulting from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with these charges. We discuss the impairment testing results in more detail in Note 1 and Note 17 to the Consolidated Financial Statements. We determined that none of our goodwill or other intangible assets, with the exception of the aforementioned trademarks and Brazil goodwill, were impaired as of December 31, 2008 and 2007 based on our annual impairment evaluation.

Commodities Futures and Options Contracts

We use futures and options contracts in combination with forward purchasing of cocoa products and other commodities primarily to reduce the risk of future price increases, provide visibility to future costs and take advantage of market fluctuations. Accounting for commodities futures and options contracts is in accordance with SFAS No. 133. Additional information with regard to accounting policies associated with commodities futures and options contracts and other derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2008	2007	2006
In millions of dollars

Net after-tax gains on cash flow hedging derivatives	$11.5	$6.8	$11.4
Reclassification adjustments from accumulated other comprehensive loss to income	(34.1)	.2	(5.3)
Hedge ineffectiveness (losses) gains recognized in cost of sales, before tax	(.1)	(.5)	2.0

•	We reflected reclassification adjustments related to gains or losses on commodities futures and options contracts in cost of sales.

•	No gains or losses on commodities futures and options contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on commodities futures and options contracts in income due to excluding such components from the hedge effectiveness assessment.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $17.0 million after tax as of December 31, 2008. This amount is primarily associated with commodities futures contracts.

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

Operating Return on Average Stockholders’ Equity

Operating return on average stockholders’ equity is calculated by dividing net income by the average of beginning and ending stockholders’ equity. To calculate Non-GAAP operating return on average stockholders’ equity, we define Non-GAAP Income as net income adjusted to exclude certain items. These items include the following:

•	After-tax effect of the business realignment and impairment charges in 2008, 2007, 2006, 2005 and 2003

•	Adjustment to income tax contingency reserves which reduced the provision for income taxes in 2004

•	After-tax gain on the sale of a group of our gum brands in 2003

Our operating return on average stockholders’ equity, GAAP basis, was 68.4% in 2008. Our Non-GAAP operating return on average stockholders’ equity was 94.5% in 2008. The increase in operating return on average stockholders’ equity in 2008 compared with 2007 was principally due to a reduction in equity related to reduced pension plan assets and the impact of cumulative translation adjustments. Over the last six years, our Non-GAAP operating return on stockholders’ equity has ranged from 33.2% in 2003 to 94.5% in 2008.

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

For the calculation of operating return on average invested capital, GAAP basis, earnings is defined as net income adjusted to add back the after-tax effect of interest on long-term debt. For the calculation of the Non-GAAP operating return measure, we define earnings as net income adjusted to add back the after-tax effect of interest on long-term debt excluding the following:

•	After-tax effect of the business realignment and impairment charges in 2008, 2007, 2006, 2005 and 2003

•	Adjustment to income tax contingency reserves on the provision for income taxes in 2004

•	After-tax gain on the sale of a group of our gum brands in 2003

Our operating return on average invested capital, GAAP basis, was 19.0% in 2008. Our Non-GAAP operating return on average invested capital was 25.1% in 2008. Over the last six years, our Non-GAAP operating return on average invested capital has ranged from 18.9% in 2003 to 26.8% in 2005 and 2006.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors beginning on page 10 for information concerning the key risks to achieving our future performance goals.

During 2008, we announced a new consumer-driven business model with a comprehensive approach intended to deliver sustainable growth over the coming years. Our financial targets include long-term consolidated net sales growth in the three to five percent range and increases in earnings per share-diluted, excluding items affecting comparability, at an annual rate of six to eight percent. Items affecting comparability include business realignment and impairment charges and credits, gains or losses on the sale of certain businesses, and certain other items.

Our net sales growth will primarily leverage our core portfolio of brands in the United States. We expect to improve our price-value equation through package and product upgrades and merchandising innovation resulting in increased price realization. We also expect growth from our international businesses primarily in faster-growing emerging markets.

For 2009, we expect net sales growth of two to three percent from our pricing actions and core brand sales growth. We expect unit sales volume to decline in the United States due to the elasticity effects of price increases implemented during 2008 which will result in higher everyday and promoted prices for consumers. The impact of the declines in unit sales volume is expected to be more than offset by price realization. We expect growth in net sales for our international business at rates greater than in the United States, offset somewhat by the impact of unfavorable foreign currency exchange rates.

Considering the significant increases in raw material prices and other input costs and the extreme volatility in market prices, we expect substantial cost increases in 2009. While commodity spot prices have moderated somewhat, we expect costs for our key inputs to remain volatile and above historical averages on a spot basis. We now expect our commodity cost basket to increase by approximately $175 million in 2009 compared with 2008. The financial market and credit crisis have not had a material affect on our business operations or liquidity to-date. However, the extraordinary decline in the financial markets in 2008 significantly reduced the fair value of our pension plan assets which is expected to result in an increase in 2009 pension expense of approximately $70 million. Despite these increases we plan to continue to invest in our core brands in the U.S. and key international markets to build on our momentum. Specifically, advertising expense is expected to increase by $30 million to $35 million in 2009. These cost increases will be more than offset by higher net pricing, savings from the global supply chain transformation program and on-going operating productivity improvement. Earnings per share-diluted, excluding items affecting comparability, is expected to increase in 2009, however, due to the significant commodity and pension cost increases, higher levels of core brand investment spending and current macroeconomic conditions, we expect growth to be at a rate below our long-term objective of six to eight percent.

For 2009, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program, including the increase in the scope of the program, to be in the range of $45 million to $70 million, excluding possible increases in pension settlement charges discussed below. Total charges associated with our business realignment initiatives in 2009 are expected to reduce earnings per share-diluted by $0.13 to $0.20.

Outlook for Global Supply Chain Transformation Program

We expect total pre-tax charges and non-recurring project implementation costs for the global supply chain transformation program to be at the upper end of the $575 million to $600 million range. This includes pension settlement charges recorded in 2007 and 2008 as required in accordance with Financial Accounting Standards

Board Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended) (“SFAS No. 88”). Pension settlement charges are non-cash charges for the Company. Such charges accelerate the recognition of pension expenses related to actuarial gains and losses resulting from interest rate changes and differences in actual versus assumed returns on pension assets. The Company normally amortizes actuarial gains and losses over a period of about 13 years.

The global supply chain transformation program charges recorded in 2007 and in 2008 have included pension settlement charges of approximately $24.6 million as employees leaving the Company under the program have been withdrawing lump sums from the defined benefit pension plans. These charges are included in the current global supply chain transformation program estimates of $575 million to $600 million.

In addition to the settlement charges reflected above, additional SFAS No. 88 pension settlement charges of up to $65 million may be incurred depending on decisions of impacted hourly employees to withdraw funds during 2009 and 2010. The amount of the potential charges has increased significantly as a result of the recent declines in the financial markets. The likely range of possible additional charges for 2009` is zero to $50 million. There would be no charge if withdrawals by hourly employees are below the SFAS No. 88 settlement threshold level and $50 million, based on current market conditions, if they are above the threshold level.

SUBSEQUENT EVENT

On February 16, 2009, we announced that Kenneth L. Wolfe, our non-executive Chairman of the Board of Directors, had resigned from our Board effective immediately. His resignation followed a request from the Milton Hershey School Trust that he not stand for re-election at our annual meeting of stockholders on April 30, 2009. The Milton Hershey School Trust indicated that it wanted to have one of its representatives on our Board serve as Chairman of the Board.

Our Board of Directors also announced its unanimous election of Director James E. Nevels to succeed Mr. Wolfe as non-executive Chairman of our Board of Directors. Mr. Nevels has served on our Board since November 2007.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer:

•	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree;

•	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase;

•	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

SFAS No. 141(R) is effective for our Company as of January 1, 2009. We currently do not expect any significant impact on our results of operations, financial position or cash flows as a result of the adoption of this new accounting standard. However, the adoption of SFAS No. 141(R) will impact the accounting for any business combinations occurring subsequent to December 31, 2008.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our Company as of January 1, 2009. We do not expect any significant impact on financial accounting or reporting as a result of the adoption of this new accounting standard.

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

The information required by this item with respect to market risk is set forth in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 36 through 40.

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

The 2008, 2007 and 2006 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on the Company’s financial statements is included on page 54.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pensions and Other Postretirement Plans, at December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 19, 2009

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2008	2007	2006
In thousands of dollars except per share amounts

Net Sales	$5,132,768	$4,946,716	$4,944,230

Costs and Expenses:
Cost of sales	3,375,050	3,315,147	3,076,718
Selling, marketing and administrative	1,073,019	895,874	860,378
Business realignment and impairment charges, net	94,801	276,868	14,576

Total costs and expenses	4,542,870	4,487,889	3,951,672

Income before Interest and Income Taxes	589,898	458,827	992,558
Interest expense, net	97,876	118,585	116,056

Income before Income Taxes	492,022	340,242	876,502
Provision for income taxes	180,617	126,088	317,441

Net Income	$311,405	$214,154	$559,061

Net Income Per Share—Basic—Class B Common Stock	$1.27	$.87	$2.19

Net Income Per Share—Diluted—Class B Common Stock	$1.27	$.87	$2.17

Net Income Per Share—Basic—Common Stock	$1.41	$.96	$2.44

Net Income Per Share—Diluted—Common Stock	$1.36	$.93	$2.34

Cash Dividends Paid Per Share:
Common Stock	$1.1900	$1.1350	$1.030
Class B Common Stock	1.0712	1.0206	.925

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$37,103	$129,198
Accounts receivable—trade	455,153	487,285
Inventories	592,530	600,185
Deferred income taxes	70,903	83,668
Prepaid expenses and other	189,256	126,238

Total current assets	1,344,945	1,426,574
Property, Plant and Equipment, Net	1,458,949	1,539,715
Goodwill	554,677	584,713
Other Intangibles	110,772	155,862
Deferred Income Taxes	13,815	—
Other Assets	151,561	540,249

Total assets	$3,634,719	$4,247,113

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$249,454	$223,019
Accrued liabilities	504,065	538,986
Accrued income taxes	15,189	373
Short-term debt	483,120	850,288
Current portion of long-term debt	18,384	6,104

Total current liabilities	1,270,212	1,618,770
Long-term Debt	1,505,954	1,279,965
Other Long-term Liabilities	504,963	544,016
Deferred Income Taxes	3,646	180,842

Total liabilities	3,284,775	3,623,593

Commitments and Contingencies	—	—
Minority Interest	31,745	30,598

Stockholders’ Equity:
Preferred Stock, shares issued: none in 2008 and 2007	—	—
Common Stock, shares issued: 299,190,836 in 2008 and 299,095,417 in 2007	299,190	299,095
Class B Common Stock, shares issued: 60,710,908 in 2008 and 60,806,327 in 2007	60,711	60,806
Additional paid-in capital	352,375	335,256
Retained earnings	3,975,762	3,927,306
Treasury—Common Stock shares, at cost: 132,866,673 in 2008 and 132,851,893 in 2007	(4,009,931)	(4,001,562)
Accumulated other comprehensive loss	(359,908)	(27,979)

Total stockholders’ equity	318,199	592,922

Total liabilities, minority interest and stockholders’ equity	$3,634,719	$4,247,113

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$311,405	$214,154	$559,061
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	249,491	310,925	199,911
Stock-based compensation expense, net of tax of $13,265, $10,634 and $14,524, respectively	23,583	18,987	25,598
Excess tax benefits from exercise of stock options	(1,387)	(9,461)	(9,275)
Deferred income taxes	(17,125)	(124,276)	4,173
Business realignment and impairment charges, net of tax of $61,553, $144,928 and $4,070, respectively	119,117	267,653	7,573
Contributions to pension plans	(32,759)	(15,836)	(23,570)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	31,675	40,467	(14,919)
Inventories	7,681	45,348	(12,461)
Accounts payable	26,435	62,204	(13,173)
Other assets and liabilities	(198,555)	(31,329)	275

Net Cash Provided from Operating Activities	519,561	778,836	723,193

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(262,643)	(189,698)	(183,496)
Capitalized software additions	(20,336)	(14,194)	(15,016)
Proceeds from sales of property, plant and equipment	82,815	—	—
Business acquisitions	—	(100,461)	(17,000)
Proceeds from divestitures	1,960	—	—

Net Cash (Used by) Investing Activities	(198,204)	(304,353)	(215,512)

Cash Flows Provided from (Used by) Financing Activities
Net change in short-term borrowings	(371,393)	195,055	(163,826)
Long-term borrowings	247,845	—	496,728
Repayment of long-term debt	(4,977)	(188,891)	(234)
Cash dividends paid	(262,949)	(252,263)	(235,129)
Exercise of stock options	36,996	50,497	37,111
Excess tax benefits from exercise of stock options	1,387	9,461	9,275
Repurchase of Common Stock	(60,361)	(256,285)	(621,648)

Net Cash (Used by) Financing Activities	(413,452)	(442,426)	(477,723)

(Decrease) Increase in Cash and Cash Equivalents	(92,095)	32,057	29,958
Cash and Cash Equivalents as of January 1	129,198	97,141	67,183

Cash and Cash Equivalents as of December 31	$37,103	$129,198	$97,141

Interest Paid	$97,364	$126,450	$105,250
Income Taxes Paid	197,661	253,977	325,451

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Unearned ESOP Compensation	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2006	$—	$299,083	$60,818	$252,374	$(3,193)	$3,641,483	$(3,224,863)	$(9,322)	$1,016,380

Net income						559,061			559,061
Other comprehensive income								9,105	9,105

Comprehensive income									568,166
Adjustment to initially apply SFAS No. 158, net of tax								(137,972)	(137,972)
Dividends:
Common Stock, $1.03 per share						(178,873)			(178,873)
Class B Common Stock, $.925 per share						(56,256)			(56,256)
Conversion of Class B Common Stock into Common Stock		2	(2)						—
Incentive plan transactions				840			3,250		4,090
Stock-based compensation				34,374					34,374
Exercise of stock options				9,732			39,992		49,724
Employee stock ownership trust/benefits transactions				923	3,193		1,322		5,438
Repurchase of Common Stock							(621,648)		(621,648)

Balance as of December 31, 2006	—	299,085	60,816	298,243	—	3,965,415	(3,801,947)	(138,189)	683,423

Net income						214,154			214,154
Other comprehensive income								110,210	110,210

Comprehensive income									324,364
Dividends:
Common Stock, $1.135 per share						(190,199)			(190,199)
Class B Common Stock, $1.0206 per share						(62,064)			(62,064)
Conversion of Class B Common Stock into Common Stock		10	(10)						—
Incentive plan transactions				1,426			2,082		3,508
Stock-based compensation				29,790					29,790
Exercise of stock options				5,797			54,588		60,385
Repurchase of Common Stock							(256,285)		(256,285)

Balance as of December 31, 2007	—	299,095	60,806	335,256	—	3,927,306	(4,001,562)	(27,979)	592,922

Net income						311,405			311,405
Other comprehensive loss								(331,929)	(331,929)

Comprehensive loss									(20,524)
Dividends:
Common Stock, $1.19 per share						(197,839)			(197,839)
Class B Common Stock, $1.0712 per share						(65,110)			(65,110)
Conversion of Class B Common Stock into Common Stock		95	(95)						—
Incentive plan transactions				(422)			12,989		12,567
Stock-based compensation				18,161					18,161
Exercise of stock options				(620)			39,003		38,383
Repurchase of Common Stock							(60,361)		(60,361)

Balance as of December 31, 2008	$—	$299,190	$60,711	$352,375	$—	$3,975,762	$(4,009,931)	$(359,908)	$318,199

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

•

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.

Effective December 31, 2006, we adopted SFAS No. 158. The provisions of SFAS No. 158 require that the funded status of our pension plans and the benefit obligations of our other post-retirement benefit plans be recognized in our balance sheet. Appropriate adjustments were made to various assets and liabilities as of December 31, 2006, with an offsetting after-tax effect of $138.0 million recorded as an adjustment to the ending balance of accumulated other comprehensive loss.

The consolidated financial statements include the impact of our business realignment initiatives as described in Note 3. Cost of sales included a pre-tax charge resulting from the business realignment initiatives of $77.8 million in 2008, $123.1 million in 2007 and a pre-tax credit of $3.2 million in 2006. Selling, marketing and administrative expenses included a pre-tax charge resulting from the business realignment initiatives of $8.1 million in 2008, $12.6 million in 2007 and $.3 million in 2006.

Our effective income tax rate was 36.7% in 2008, 37.1% in 2007 and 36.2% in 2006. The effective income tax rate for 2008 was higher by 0.7 percentage points and for 2007 was higher by 1.1 percentage points resulting from the impact of tax rates associated with business realignment and impairment charges.

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary.

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we own a 51%

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

controlling interest in Godrej Hershey Ltd. (formerly Godrej Hershey Foods and Beverages Company). This business acquisition is included in our consolidated financial results, including the related minority interest.

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. Under this agreement we will manufacture and market, and they will sell and distribute our products. The agreement conveyed a 49% interest in Hershey do Brasil to Bauducco. We maintain a 51% controlling interest in Hershey do Brasil.

Equity Investments

We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. In May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Company, LTD to produce Hershey products and certain Lotte products for the markets in Asia, particularly China. We own a 44% interest in this entity and are accounting for this investment using the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates pertain to accounting policies for accounts receivable—trade, accrued liabilities and pension and other post-retirement benefit plans.

These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, commodity and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Revenue Recognition

We record sales when all of the following criteria have been met:

•	a valid customer order with a fixed price has been received;

•	the product has been delivered to the customer;

•	there is no further significant obligation to assist in the resale of the product; and

•	collectibility is reasonably assured.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our operations are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors over which the Company has little or no control. Continued volatility in food and energy costs, a sustained recession in the United States, rising unemployment, and continued declines in personal income could significantly affect the Company’s revenues and profitability in the future.

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

Commodities Futures and Options Contracts

In connection with the purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products for anticipated manufacturing requirements and to hedge transportation costs, we enter into commodities futures and options contracts to reduce the effect of price fluctuations.

We account for commodities futures and options contracts in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). SFAS No. 133 provides that the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument be reported as a component of other comprehensive income and be reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings. For a derivative designated as hedging the exposure to changes in the fair value of a recognized asset or liability or a firm commitment (referred to as a fair value hedge), the gain or loss must be recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge is not effective in achieving offsetting changes in fair value. All derivative instruments which we are currently utilizing, including commodities futures and options contracts, are designated and accounted for as cash flow hedges. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 5, Derivative Instruments and Hedging Activities.

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

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. We determined that the useful lives of trademarks are indefinite and, therefore, these assets are not being amortized. We are amortizing customer-related intangible assets over their estimated useful lives of approximately ten years. We are amortizing patents over their remaining legal lives of approximately twelve years.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We conduct an impairment evaluation of the carrying amount of intangible assets with indefinite lives annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. We evaluate our trademarks for impairment by comparing the carrying amount of the assets to their estimated fair value. The fair value of trademarks is calculated using a “relief from royalty payments” methodology. This approach involves two steps. In the first step, we estimate reasonable royalty rates for each trademark. In the second step, we apply these royalty rates to a net sales stream and discount the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark. If the estimated fair value is less than the carrying amount of the trademark, then an impairment charge is recorded to reduce the asset to its estimated fair value.

The Company performs annual impairment tests of other intangible assets with indefinite lives in the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. Due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates, we determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value and recorded total non-cash impairment charges of $45.7 million in December 2008. Based on our annual impairment evaluations, we determined that no goodwill or any intangible assets other than those trademarks were impaired as of December 31, 2008.

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

Prior to the adoption of SFAS No. 158 as of December 31, 2006, a minimum pension liability adjustment was required when the actuarial present value of accumulated pension plan benefits exceeded plan assets and accrued pension liabilities, less allowable intangible assets. Minimum pension liability adjustments, net of income taxes, were recorded as a component of other comprehensive income (loss), “Minimum Pension Liability

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Adjustments.” Subsequent to the adoption of SFAS No. 158, changes to the balances of the unrecognized prior service cost and the unrecognized net actuarial loss, net of income taxes, are recorded as a component of other comprehensive income (loss), “Pension and Post-retirement Benefit Plans.”

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

Foreign exchange forward contracts and options are intended to be and are effective as hedges of identifiable foreign currency commitments and forecasted transactions. Foreign exchange forward contracts and options are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or liability. Gains and losses on these contracts are recorded as a component of other comprehensive income and are reclassified into earnings in the same period during which the hedged transaction affects earnings. Additional information with regard to accounting policies for derivative instruments, including foreign exchange forward contracts and options is contained in Note 5, Derivative Instruments and Hedging Activities.

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

Research and Development

We expense research and development costs as incurred. Research and development expense was $28.1 million in 2008, $28.0 million in 2007 and $27.6 million in 2006. Research and development expense is included in selling, marketing and administrative expenses.

Advertising

We expense advertising costs as incurred. Advertising expense included in selling, marketing and administrative expenses was $161.1 million in 2008, $127.9 million in 2007 and $108.3 million in 2006. We had no prepaid advertising expense as of December 31, 2008 and as of December 31, 2007.

Computer Software

We capitalize costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and it is probable that computer software being developed will be completed and placed in service. Capitalized costs include only (i) external direct costs of materials and services

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The unamortized amount of capitalized software was $42.3 million as of December 31, 2008 and was $35.9 million as of December 31, 2007. We amortize software costs using the straight-line method over the expected life of the software, generally three to five years. Accumulated amortization of capitalized software was $176.7 million as of December 31, 2008 and $159.6 million as of December 31, 2007.

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

2. ACQUISITIONS AND DIVESTITURES

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Bauducco. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance performance of our business in Brazil. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for our conveying to Bauducco a 49% interest in Hershey do Brasil. We maintain a 51% controlling interest in Hershey do Brasil.

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

Also in May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Co., LTD., to produce Hershey products and certain Lotte products for the markets in Asia, particularly in China. We invested $39.0 million in 2007 and own a 44% interest. We are accounting for this investment using the equity method.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years. The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs. Total costs of $130.0 million were recorded in 2008 and $400.0 million were recorded in 2007 for this program. Excluding possible pension settlement charges in 2009 and 2010, we now expect total charges for the global supply chain transformation program to be at the upper end of the $575 million to $600 million range, reflecting our latest estimates for the cost of the original program and an expansion in scope of the program approved in December 2008. The expansion in the scope of the program will include approximately $25.0 million associated with the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary, and consolidation of the associated production into existing U.S. facilities, along with costs associated with the rationalization of other select portfolio items. The affected facilities are located in Berkeley and San Francisco, California. These additional business realignment charges will be recorded in 2009 and include severance for approximately 150 impacted employees.

In 2001, we acquired a small business in Brazil, Hershey do Brasil, that through 2007 had not gained profitable scale or adequate market distribution. In an effort to improve the performance of this business, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco. In the fourth quarter of 2007, we recorded a goodwill impairment charge and approved a business realignment program associated with initiatives to improve distribution and enhance the financial performance of our business in Brazil. Business realignment and impairment charges of $4.9 million were recorded in 2008 and $12.6 million were recorded in 2007.

In July 2005, we announced initiatives intended to advance our value-enhancing strategy (the “2005 business realignment initiatives”). The 2005 business realignment initiatives consisted primarily of U.S. and Canadian Voluntary Workforce Reduction Programs and the closure of the Las Piedras, Puerto Rico plant. Charges (credits) for the 2005 business realignment initiatives were recorded during 2005 and 2006 and the 2005 business realignment initiatives were completed by December 31, 2006.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges (credits) associated with business realignment initiatives and impairment recorded during 2008, 2007 and 2006 were as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Cost of sales
2007 business realignment initiatives:
Global supply chain transformation program	$77,767	$123,090	$—
2005 business realignment initiatives	—	—	(1,599)
Previous business realignment initiatives	—	—	(1,600)

Total cost of sales	77,767	123,090	(3,199)

Selling, marketing and administrative
2007 business realignment initiatives:
Global supply chain transformation program	8,102	12,623	—
2005 business realignment initiatives	—	—	266

Total selling, marketing and administrative	8,102	12,623	266

Business realignment and impairment charges, net
2008 impairment of trademarks	45,739	—	—
2007 business realignment initiatives:
Global supply chain transformation program:
Net (gain on sale)/impairment of fixed assets	(4,882)	47,938	—
Plant closure expense	23,415	13,506	—
Employee separation costs	11,469	176,463	—
Pension settlement loss	12,501	12,075	—
Contract termination costs	1,637	14,316	—
Brazilian business realignment:
Goodwill impairment	—	12,260	—
Employee separation costs	1,581	310	—
Fixed asset impairment charges	754	—	—
Contract termination and other exit costs	2,587	—	—
2005 business realignment initiatives:
U.S. voluntary workforce reduction program	—	—	9,972
U.S. facility rationalization	—	—	1,567
Streamline international operations (primarily Canada)	—	—	2,524
Previous business realignment initiatives	—	—	513

Total business realignment and impairment charges, net	94,801	276,868	14,576

Total net charges associated with business realignment initiatives and impairment	$180,670	$412,581	$11,643

Global Supply Chain Transformation Program

The 2008 charge of $77.8 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program. The $8.1 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program. In determining the costs related to fixed asset impairments, fair

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value was estimated based on the expected sales proceeds. The $4.9 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $23.4 million of plant closure expenses for 2008 related primarily to the preparation of plants for sale and production line removal costs.

Certain real estate with a carrying value of $15.8 million was being held for sale as of December 31, 2008. The global supply chain transformation program employee separation costs were related to involuntary terminations at the North American manufacturing facilities which are being closed. The global supply chain transformation program had identified six manufacturing facilities which would be closed. As of December 31, 2008, the facilities located in Dartmouth, Nova Scotia; Montreal, Quebec and Oakdale, California have been closed and sold. The facilities located in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale. The facility in Reading, Pennsylvania is being held and used pending closure, following which it will be offered for sale.

The 2007 charge of $123.1 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions. The $12.6 million recorded in selling, marketing and administrative expenses related primarily to project management and administration. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value of $40.2 million was being held for sale as of December 31, 2007. Employee separation costs included $79.0 million primarily for involuntary terminations at the six North American manufacturing facilities which were being closed. The employee separation costs also included $97.5 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

2008 Impairment of Trademarks

As a result of our annual impairment tests of intangible assets with useful lives determined to be indefinite, we recorded total impairment charges of $45.7 million in the fourth quarter of 2008. Certain trademarks, primarily the Mauna Loa brand, were determined to be impaired as a result of a decrease in the fair value of the brands resulting from reduced expectations for future sales and cash flows compared with the valuations of these trademarks at the acquisition dates.

Brazilian Business Realignment

The 2008 Brazilian business realignment charges and the 2007 employee separation costs were related to involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco. During the fourth quarter of 2007, we completed our annual impairment evaluation of goodwill and other intangible assets. As a result of reduced expectations for future cash flows resulting primarily from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with this charge.

2005 Business Realignment Initiatives

The 2006 charges (credits) recorded in cost of sales relating to the 2005 business realignment initiatives included a credit of $1.6 million resulting from higher than expected proceeds from the sale of equipment from the Las Piedras plant. The charge recorded in selling, marketing and administrative expenses in 2006 resulted from accelerated depreciation relating to the termination of an office building lease. The net business realignment charges included $7.3 million for involuntary terminations in 2006.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2006 charges (credits) relating to previous business realignment initiatives which began in 2003 and 2001 resulted from the finalization of the sale of certain properties, adjustments to liabilities which had previously been recorded, and the impact of the settlement of litigation in connection with the 2003 business realignment initiatives.

Liabilities Associated with Business Realignment Initiatives

The liability balance as of December 31, 2008 relating to the 2007 business realignment initiatives was $31.0 million for employee separation costs to be paid primarily in 2009. The liability balance as of December 31, 2007 was $68.4 million, primarily related to employee separation costs. Charges for employee separation and contract termination costs of $12.9 million were recorded in 2008. During 2008 and 2007, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $46.9 million and $13.2 million, respectively, principally related to employee separation and project administration. The liability balance as of December 31, 2008 was reduced by $3.4 million as a result of foreign currency translation adjustments.

4. COMMITMENTS AND CONTINGENCIES

We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2008.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures and options contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2008, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

As of December 31, 2008, we had entered into purchase agreements with various suppliers. Subject to meeting our Company’s quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2008:

Obligations	2009	2010	2011	2012
In millions of dollars
Purchase obligations	$1,103.4	$492.4	$122.1	$84.9

We have commitments under various operating leases. Future minimum payments under non-cancelable operating leases with a remaining term in excess of one year were as follows as of December 31, 2008:

Lease Commitments	2009	2010	2011	2012	2013	Thereafter
In millions of dollars
Future minimum rental payments	$14.9	$11.2	$8.9	$8.0	$4.3	$13.9

Our Company has a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of this type of asbestos in a special manner if such facilities undergo major renovations or are demolished. We believe we do not have sufficient information to estimate the

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of asbestos.

As of December 31, 2008, certain real estate associated with the closure of facilities under the global supply chain transformation program was being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which has not been reflected in our current estimates.

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau. In addition, the U.S. Department of Justice notified the Company that it opened an inquiry but has not requested any information or documents. The European Commission had requested information and informed the Company that it had closed its file. The Company is also party to approximately 92 related civil antitrust suits in the United States and nine in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation and is a defendant in certain of the lawsuits. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

5. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with SFAS No. 133, which requires us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivative depends on:

•	whether the instrument qualifies for, and has been designated as, a hedging relationship; and

•	the type of hedging relationship.

There are three types of hedging relationships:

•	cash flow hedge;

•	fair value hedge; and

•	hedge of foreign currency exposure of a net investment in a foreign operation.

As of December 31, 2008, all of our derivative instruments were classified as cash flow hedges.

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures. We enter into interest rate swaps and foreign exchange forward contracts and options for periods consistent with their related underlying exposures. We enter into commodities futures and options contracts for varying periods. Our commodities futures and options contracts are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We mitigate this risk by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. We do not expect any significant losses from counterparty defaults.

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

As of December 31, 2008 and 2007, we were not a party to any interest rate swap agreements.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We classify the fair value of foreign exchange forward contracts as prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets. We report the offset to the futures and options contracts in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. On hedges associated with the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts as net cash provided from operating activities.

Commodities Futures and Options Contracts

We enter into commodities futures and options contracts to reduce the effect of raw material price fluctuations and to hedge transportation costs. We generally hedge commodity price risks for 3 to 24 month periods. The commodities futures and options contracts are highly effective in hedging price risks for our raw material requirements and transportation costs. Because our commodities futures and options contracts meet hedge criteria, we account for them as cash flow hedges. Accordingly, we include gains and losses on hedging in other comprehensive income. We recognize gains and losses ratably in cost of sales in the same period that we record the hedged raw material requirements in cost of sales.

We use exchange traded futures contracts to fix the price of unpriced physical forward purchase contracts. Physical forward purchase contracts meet the SFAS No. 133 definition of “normal purchases and sales” and, therefore, are not accounted for as derivative instruments. On a daily basis, we receive or make cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses). As mentioned above, such gains and losses are included as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for payment of future invoice prices for raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

Hedge Effectiveness—Commodities

We perform an assessment of hedge effectiveness for commodities futures and options contracts on a quarterly basis. Because of the rollover strategy used for commodities futures contracts, as required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements. This occurs as we switch futures contracts from nearby contract positions to contract positions that are required to fix the price of anticipated manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. In accordance with SFAS No. 133, we record the ineffective portion of gains or losses on commodities futures and options contracts currently in cost of sales.

The prices of commodities futures contracts reflect delivery to the same locations where we take delivery of the physical commodities. Therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Activity

Our cash flow hedging derivative activity during the last three years was as follows:

For the years ended December 31,	2008	2007	2006
In millions of dollars
Net after-tax gains on cash flow hedging derivatives	$11.5	$6.8	$11.4
Reclassification adjustments from accumulated other comprehensive income to income, net of tax	(34.1)	.2	(5.3)
Hedge ineffectiveness (losses) gains recognized in cost of sales, before tax	(.1)	(.5)	2.0

•	Net gains and losses on cash flow hedging derivatives were primarily associated with commodities futures contracts.

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

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $17.0 million after tax as of December 31, 2008. This amount was primarily associated with commodities futures contracts.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. COMPREHENSIVE INCOME

The presentation of other comprehensive income for the year ended December 31, 2006 was adjusted to exclude the impact of the adoption of SFAS No. 158. A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2008	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$311,405

Other comprehensive income (loss):
Foreign currency translation adjustments	$(74,563)	$—	(74,563)
Pension and post-retirement benefit plans	(385,482)	150,694	(234,788)
Cash flow hedges:
Gains on cash flow hedging derivatives	17,886	(6,390)	11,496
Reclassification adjustments	(53,297)	19,223	(34,074)

Total other comprehensive loss	$(495,456)	$163,527	(331,929)

Comprehensive loss			$(20,524)

For the year ended December 31, 2007	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$214,154

Other comprehensive income (loss):
Foreign currency translation adjustments	$44,845	$—	44,845
Pension and post-retirement benefit plans	104,942	(46,535)	58,407
Cash flow hedges:
Gains on cash flow hedging derivatives	10,623	(3,838)	6,785
Reclassification adjustments	252	(79)	173

Total other comprehensive income	$160,662	$(50,452)	110,210

Comprehensive income			$324,364

For the year ended December 31, 2006	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$559,061

Other comprehensive income (loss):
Foreign currency translation adjustments	$(278)	$—	(278)
Minimum pension liability adjustments	5,395	(2,035)	3,360
Cash flow hedges:
Gains on cash flow hedging derivatives	18,206	(6,847)	11,359
Reclassification adjustments	(8,370)	3,034	(5,336)

Total other comprehensive income	$14,953	$(5,848)	9,105

Comprehensive income			$568,166

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2008	2007
In thousands of dollars

Foreign currency translation adjustments	$(29,753)	$44,810
Pension and post-retirement benefit plans, net of tax	(314,353)	(79,565)
Cash flow hedges, net of tax	(15,802)	6,776

Total accumulated other comprehensive loss	$(359,908)	$(27,979)

7. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2008 and 2007, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,524.3 million as of December 31, 2008, compared with a fair value of $1,595.0 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $1,286.1 million as of December 31, 2007 compared with a fair value of $1,331.1 million.

Foreign Exchange Forward Contracts

For information on the objectives, strategies and accounting polices related to our use of foreign exchange forward contracts, see Note 5, Derivative Instruments and Hedging Activities.

The following table summarizes our foreign exchange activity:

December 31,	2008		2007
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$0.8	Euros Swiss francs Mexican pesos	$13.8	British pounds Australian dollars Euros

Foreign exchange forward contracts to sell foreign currencies	$68.1	Canadian dollars Australian dollars	$86.7	Canadian dollars Brazilian reais Mexican pesos

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The combined fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets was as follows:

December 31,	2008	2007
In millions of dollars

Fair value of foreign exchange forward contracts, net—asset (liability)	$10.3	$(2.1)

8. FAIR VALUE ACCOUNTING

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies a consistent definition to fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.

SFAS No. 157 establishes a fair value measurement hierarchy to price a particular asset or liability. The fair value of the asset or liability is determined based on inputs or assumptions that market participants would use in pricing the asset or liability. These assumptions consist of (1) observable inputs—market data obtained from independent sources, or (2) unobservable inputs—market data determined using the company’s own assumptions about valuation.

SFAS No. 157 establishes a fair value hierarchy to prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as defined below:

•	Level 1 Inputs—quoted prices in active markets for identical assets or liabilities;

•

Level 2 Inputs—quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable; and inputs that are derived from or corroborated by observable market data by correlation; and

•

Level 3 Inputs—unobservable inputs used to the extent that observable inputs are not available. These reflect the entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, is as follows:

Description	Fair Value as of December 31, 2008	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars

Assets
Cash flow hedging derivatives	$31,087	$20,027	$11,060	$—

Liabilities
Cash flow hedging derivatives	$763	$—	$763	$—

As of December 31, 2008, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We account for commodities futures contracts in accordance with SFAS No. 133. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

As of December 31, 2008, cash flow hedging derivative Level 2 assets and liabilities were principally related to the fair value of foreign exchange forward contracts. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

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

As of January 1, 2008, we elected not to adopt the fair value option under SFAS No. 159 for any financial instruments or other items.

9. INTEREST EXPENSE

Net interest expense consisted of the following:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Long-term debt and lease obligations	$88,726	$80,351	$71,546
Short-term debt	16,731	43,485	46,269
Capitalized interest	(5,779)	(2,770)	(77)

Interest expense, gross	99,678	121,066	117,738
Interest income	(1,802)	(2,481)	(1,682)

Interest expense, net	$97,876	$118,585	$116,056

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper, or bank loans with an original maturity of three months or less. Credit agreements entered into over the last three years were as follows:

Date of Agreement	Type of Agreement	Purpose	Credit Limit

August 2007 (terminated June 2008)	Unsecured revolving credit agreement	General corporate purposes	$300 million

December 2006 (term extended in 2007, now expires December 2012)	Unsecured revolving credit agreement	General corporate purposes	$1.1 billion Option to borrow $400 million more

September 2006 (expired December 2006)	Letter amendment	Extend terms of March 2006 agreement	$200 million

March 2006 (expired September 2006)	Unsecured revolving credit agreement	Seasonal working capital Share repurchases Other business activities	$400 million

The December 2006 unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The credit agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2008, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $67.1 million in 2008 and $57.0 million in 2007. These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $28.1 million in 2008 and $22.5 million in 2007.

The maximum amount of our short-term borrowings during 2008 was $767.1 million. The weighted-average interest rate on short-term borrowings outstanding was 1.2% as of December 31, 2008 and 4.5% as of December 31, 2007.

We pay commitment fees to maintain our lines of credit. The average fee during 2008 was less than .1% per annum of the commitment.

We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $3.3 million as of December 31, 2008 and $5.9 million as of December 31, 2007.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2008	2007
In thousands of dollars

5.30% Notes due 2011	$250,000	$250,000
6.95% Notes due 2012	150,000	150,000
5.00% Notes due 2013	250,000	—
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	250,000
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Other obligations, net of unamortized debt discount	24,338	36,069

Total long-term debt	1,524,338	1,286,069
Less—current portion	18,384	6,104

Long-term portion	$1,505,954	$1,279,965

Aggregate annual maturities during the next five years are as follows:

•	2009—$18.4 million
•	2010—$3.0 million
•	2011—$253.3 million
•	2012—$151.8 million
•	2013—$250.0 million

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

12. INCOME TAXES

Our income (loss) before income taxes was as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Domestic	$568,282	$456,856	$860,655
Foreign	(76,260)	(116,614)	15,847

Income before income taxes	$492,022	$340,242	$876,502

The 2008 and 2007 foreign losses before income taxes were due primarily to the business realignment and impairment charges recorded during each year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our provision for income taxes was as follows:

For the years ended December 31,	2008	2007	2006
In thousands of dollars

Current:
Federal	$181,611	$208,754	$279,017
State	13,839	26,082	20,569
Foreign	2,292	15,528	13,682

Current provision for income taxes	197,742	250,364	313,268

Deferred:
Federal	(11,855)	(74,658)	(381)
State	1,843	(10,324)	11,018
Foreign	(7,113)	(39,294)	(6,464)

Deferred income tax (benefit) provision	(17,125)	(124,276)	4,173

Total provision for income taxes	$180,617	$126,088	$317,441

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets by $1.4 million as of December 31, 2008 and by $9.9 million as of December 31, 2007. We credited additional paid-in capital to reflect these income tax benefits. The deferred income tax benefit in 2008 and 2007 primarily reflected the tax effect of the charges for the global supply chain transformation program recorded during the year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2008	2007
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$122,815	$154,174
Accrued expenses and other reserves	103,694	126,032
Stock-based compensation	63,122	55,003
Accrued trade promotion reserves	4,819	6,107
Pension	1,177	—
Net operating loss carryforwards	25,199	26,792
Other	25,671	14,096

Gross deferred tax assets	346,497	382,204
Valuation allowance	(30,814)	(28,029)

Total deferred tax assets	315,683	354,175

Deferred tax liabilities:
Property, plant and equipment, net	164,629	200,478
Pension	—	163,461
Acquired intangibles	33,350	48,756
Inventories	31,404	34,008
Other	5,228	4,646

Total deferred tax liabilities	234,611	451,349

Net deferred tax (assets) liabilities	$(81,072)	$97,174

Included in:
Current deferred tax assets, net	(70,903)	(83,668)
Non-current deferred tax assets, net	(13,815)	—
Non-current deferred tax liabilities, net	3,646	180,842

Net deferred tax (assets) liabilities	$(81,072)	$97,174

The change from a position of a net deferred tax liability as of December 31, 2007 to a position of a net deferred tax asset as of December 31, 2008, resulted primarily from the significant pension plan asset losses in 2008 as noted in the change in plan assets in Note 13, Pension and Other Post-Retirement Benefit Plans.

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowances as of December 31, 2008 and 2007 were primarily related to tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 6, Comprehensive Income.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2008	2007	2006
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.2	2.2	2.8
Qualified production income deduction	(1.7)	(1.7)	(.9)
Business realignment initiatives	.7	1.1	—
Other, net	.5	.5	(.7)

Effective income tax rate	36.7%	37.1%	36.2%

The effective income tax rate for 2008 was higher by 0.7 percentage points and the effective income tax rate for 2007 was higher by 1.1 percentage points resulting from the impact of tax rates associated with business realignment and impairment charges.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2008	2007
In thousands of dollars
Balance at beginning of year	$74,724	$79,040
Additions for tax positions taken during prior years	1,436	4,385
Reductions for tax positions taken during prior years	(7,150)	(7,819)
Additions for tax positions taken during the current year	7,885	10,388
Settlements	(9,295)	(5,900)
Expiration of statutes of limitations	(9,600)	(5,370)

Balance at end of year	$58,000	$74,724

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $39.2 million as of December 31, 2008, and $49.5 million as of December 31, 2007.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized interest (net of federal benefit) and penalties of $4.7 million during 2008, $.4 million during 2007 and $1.4 million during 2006. Accrued interest and penalties were $27.1 million as of December 31, 2008 and $20.8 million as of December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state) and Canada. During the first quarter of 2008, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2005 and 2006. It is our understanding that the IRS does not intend to audit 2004. We are no longer subject to U.S. federal examinations by the IRS for years before 2004 and various tax examinations by state taxing authorities could be conducted for years beginning in 2002. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999. U.S. and Canadian federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS and the CRA to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $16.0 million within the next twelve months because of the expiration of statutes of limitations and settlements of tax audits.

13. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$1,033,322	$1,065,342	$362,916	$345,116
Service cost	29,601	43,462	1,752	3,899
Interest cost	59,409	59,918	20,299	19,762
Plan amendments	344	2,098	—	—
Actuarial loss (gain)	10,297	(58,905)	(42,314)	(25,543)
Special termination benefits	83	46,827	—	652
Curtailment	—	(16,687)	—	36,138
Settlement	(80,381)	(90,806)	—	—
Medicare drug subsidy	—	—	1,488	2,257
Currency translation and other	(20,202)	20,309	(2,668)	3,445
Benefits paid	(68,876)	(38,236)	(26,073)	(22,810)

Benefits obligation at end of year	963,597	1,033,322	315,400	362,916

Change in plan assets
Fair value of plan assets at beginning of year	1,387,317	1,393,301	—	—
Actual (loss) return on plan assets	(325,238)	89,654	—	—
Employer contribution	32,759	15,836	24,585	20,553
Settlement	(80,381)	(90,806)	—	—
Medicare drug subsidy	—	—	1,488	2,257
Currency translation and other	(22,774)	17,568	—	—
Benefits paid	(68,876)	(38,236)	(26,073)	(22,810)

Fair value of plan assets at end of year	922,807	1,387,317	—	—

Funded status at end of year	$(40,790)	$353,995	$(315,400)	$(362,916)

The accumulated benefit obligation for all defined benefit pension plans was $942.1 million as of December 31, 2008 and $1.0 billion as of December 31, 2007.

We made total contributions to the pension plans of $32.8 million during 2008. In 2007, we made total contributions of $15.8 million to the pension plans. For 2009, there will be no significant minimum funding requirements for our pension plans.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007
In thousands of dollars

Other assets	$31,509	$416,032	$—	$—
Accrued liabilities	(11,105)	(31,916)	(30,399)	(32,208)
Other long-term liabilities	(61,194)	(30,121)	(285,001)	(330,708)

Total	$(40,790)	$353,995	$(315,400)	$(362,916)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2008	2007	2008	2007
In thousands of dollars

Actuarial net (loss) gain	$(335,424)	$(70,000)	$16,588	$(13,645)
Net prior service credit	3,015	2,374	1,468	1,706

Total	$(332,409)	$(67,626)	$18,056	$(11,939)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2008	2007
In thousands of dollars

Projected benefit obligation	$421,338	$63,014
Accumulated benefit obligation	410,470	55,623
Fair value of plan assets	349,131	977

Components of Net Periodic Benefit (Income) Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit (income) cost for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2008	2007	2006	2008	2007	2006
In thousands of dollars

Service cost	$29,601	$43,462	$55,759	$1,752	$3,899	$5,718

Interest cost	59,409	59,918	58,586	20,299	19,762	19,083

Expected return on plan assets	(107,518)	(115,956)	(106,066)	—	—	—

Amortization of prior service cost (credit)	1,285	1,936	3,981	(458)	(151)	192

Amortization of unrecognized transition balance	—	—	59	—	—	—

Amortization of net (gain) loss	(520)	1,095	12,128	(3)	1,218	3,705

Administrative expenses	383	563	889	—	—	—

Net periodic benefit (income) cost	(17,360)	(8,982)	25,336	21,590	24,728	28,698
Special termination benefits	173	46,827	269	—	652	—
Curtailment loss	—	8,400	49	—	41,653	113
Settlement loss	15,297	11,753	28	—	—	—

Total amount reflected in earnings	$(1,890)	$57,998	$25,682	$21,590	$67,033	$28,811

The special termination benefits charges, curtailment losses and settlement losses recorded in 2008 and 2007 were primarily related to the global supply chain transformation program. The amounts recorded during 2006 were primarily associated with a Voluntary Workforce Reduction Program. We discuss both of these programs in Note 3, Business Realignment Initiatives.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in other comprehensive loss (income) and net periodic benefit (income) cost before tax for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2008	2007	2006	2008	2007	2006
In thousands of dollars
Actuarial net loss (gain)	$428,276	$(58,481)	$—	$(42,311)	$(41,594)	$—
Prior service (credit) cost	(941)	(4,975)	—	458	108	—
Minimum pension liability	—	—	5,395	—	—	—

Total recognized in other comprehensive loss (income)	$427,335	$(63,456)	$5,395	$(41,853)	$(41,486)	$—

Total recognized in net periodic benefit (income) cost and other comprehensive loss (income)	$409,975	$(72,438)	$30,731	$(20,263)	$(16,758)	$28,698

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit (income) cost over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$33,630	$(114)

Amortization of prior service cost (credit)	$1,202	$(475)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2008 were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate	6.4%	6.2%	6.4%	6.2%
Rate of increase in compensation levels	4.7%	4.8%	N/A	N/A

For measurement purposes as of December 31, 2008, we assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits for 2009, grading down to 5.0% by 2012.

For measurement purposes as of December 31, 2007, we assumed a 9.0% annual rate of increase in the per capita cost of covered health care benefits for 2008, grading down to 5.0% by 2012.

Certain weighted-average assumptions used in computing net periodic benefit (income) cost are as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2008	2007	2006	2008	2007	2006
Discount rate	6.3%	5.8%	5.4%	6.3%	5.8%	5.4%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.7%	4.7%	4.8%	N/A	N/A	N/A

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We based the asset return assumption of 8.5% for 2008, 2007 and 2006 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The historical geometric average return over the 21 years prior to December 31, 2008, was approximately 7.7%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars
Effect on total service and interest cost components	$466	$(421)
Effect on post-retirement benefit obligation	5,258	(4,840)

Plan Assets

The following table sets forth the actual asset allocation and weighted-average target asset allocation for our U.S. and non-U.S. pension plan assets:

Asset Category	Target Allocation 2009	Percentage of Plan Assets as of December 31,
		2008	2007
Equity securities	58-85%	66%	71%
Debt securities	15-42%	32	27
Other	0-5%	2	2

Total		100%	100%

Investment objectives for our domestic plan assets are:

•	To optimize the long-term return on plan assets at an acceptable level of risk;

•	To maintain a broad diversification across asset classes;

•	To maintain careful control of the risk level within each asset class; and

•	To focus on a long-term return objective.

Our Company complies with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

Cash Flows

Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2009	2010	2011	2012	2013	2014–2018
In thousands of dollars
Pension Benefits	$191,593	$64,939	$51,325	$54,398	$56,195	$395,206
Other Benefits	30,399	32,125	32,426	31,476	30,620	131,655

The significantly higher 2009 expected cash flows from our pension plans are related to the global supply chain transformation program. These payments are primarily associated with the termination and partial termination of two Canadian pension plans, along with potential payments from a domestic pension plan which are highly dependent on the decisions of impacted hourly employees to withdraw funds.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. EMPLOYEE STOCK OWNERSHIP TRUST AND SAVINGS PLANS

Prior to December 31, 2006, our Company’s employee stock ownership trust (“ESOP”) served as the primary vehicle for employer contributions to The Hershey Company 401(k) Plan (formerly known as The Hershey Company Employee Savings Stock Investment and Ownership Plan) for participating domestic salaried and hourly employees. In December 1991, we funded the ESOP by providing a 15-year, 7.75% loan of $47.9 million. The ESOP used the proceeds of the loan to purchase our Common Stock. During 2006, the ESOP received a combination of dividends on unallocated shares of our Common Stock and contributions from us. This equaled the amount required to meet principal and interest payments under the loan. Simultaneously, the ESOP allocated to participants 318,351 shares of our Common Stock in 2006. As of December 31, 2006 all shares had been allocated. We consider all ESOP shares as outstanding for income per share computations.

The following table summarizes our ESOP expense and dividends:

For the years ended December 31,	2006
In millions of dollars
Compensation (income) related to ESOP	$(.3)
Dividends paid on unallocated ESOP shares	.3

•	We recognized net compensation expense equal to the shares allocated multiplied by the original cost of $10.03 per share less dividends received by the ESOP on unallocated shares.

•	We reflected dividends paid on all ESOP shares as a reduction to retained earnings.

Contributions to The Hershey Company 401(k) Plan are based on a portion of eligible pay up to a defined maximum. Beginning in 2007, the defined maximum was increased for all domestic salaried and non-union hourly employees and all matching contributions were made in cash. Beginning in 2008, the defined maximum was increased for certain union hourly employees. Some non-domestic employees are eligible to participate in similar plans. Expense associated with the defined contribution plans was $22.1 million in 2008 and $18.7 million in 2007.

15. CAPITAL STOCK AND NET INCOME PER SHARE

We had 1,055,000,000 authorized shares of capital stock as of December 31, 2008. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2008, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 227,035,071 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the three-year period ended December 31, 2008.

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

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2008, 95,419 shares of Class B Stock were converted into Common Stock. During 2007, 9,751 shares were converted and during 2006, 2,400 shares were converted.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding Common Stock for the past three years were as follows:

For the years ended December 31,	2008	2007	2006
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(132,851,893)	(129,638,183)	(119,377,690)
Stock repurchases:
Repurchase programs and privately negotiated transactions	—	(2,915,665)	(10,601,482)
Stock options and benefits	(1,609,612)	(2,046,160)	(1,096,155)
Stock issuances:
Stock options and benefits	1,594,832	1,748,115	1,437,144

Treasury shares at end of year	(132,866,673)	(132,851,893)	(129,638,183)

Net shares outstanding at end of year	227,035,071	227,049,851	230,263,561

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2008	2007	2006
In thousands except per share amounts
Net income	$311,405	$214,154	$559,061

Weighted-average shares—Basic
Common Stock	166,709	168,050	174,722
Class B Stock	60,777	60,813	60,817

Total weighted-average shares—Basic	227,486	228,863	235,539

Effect of dilutive securities:
Employee stock options	884	2,058	2,784
Performance and restricted stock units	327	528	748

Weighted-average shares—Diluted	228,697	231,449	239,071

Earnings Per Share—Basic
Common Stock	$1.41	$.96	$2.44

Class B Stock	$1.27	$.87	$2.19

Earnings Per Share—Diluted
Common Stock	$1.36	$.93	$2.34

Class B Stock	$1.27	$.87	$2.17

For the year ended December 31, 2008, 12.7 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2007, 6.8 million stock options were not included, and in 2006, 3.7 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Milton Hershey School Trust

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held 13,228,318 shares of our Common Stock as of December 31, 2008. As Trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2008, and was entitled to cast approximately 80% of the total votes of both classes of our common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of our Company.

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

16. STOCK COMPENSATION PLANS

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

The following table summarizes our compensation costs:

For the years ended December 31,	2008	2007	2006
In millions of dollars
Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$36.3	$28.5	$41.3
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$13.1	$9.9	$15.0

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. The increase in share-based compensation expense for 2008 resulted from the impact of lowered performance expectations for the performance stock units in 2007 and the timing of the 2007 stock option grants. Our annual grant of stock options to management level employees, which customarily occurs in February of each year, was delayed in 2007 pending approval by our stockholders of the EICP. In 2008, we resumed our customary February grant schedule. The decline in compensation costs from 2006 to 2007 was primarily caused by reduced estimates for performance stock unit awards reflecting lower than expected operating results for the Company. In addition, stock option expense was lower in 2007 due to the timing of our primary stock option grant.

In 2008 and 2007, compensation cost was reduced by $.6 million and $1.1 million, respectively, related to stock option forfeitures from the global supply chain transformation program. In 2006, compensation cost included $1.2 million for the impact of accelerated vesting of stock options for employees exiting our Company. The income tax benefit amount for 2006 included $0.5 million for the accelerated vesting of stock options under this program. The accelerated vesting affected less than 100 employees exiting the company in 2006 under the Voluntary Workforce Reduction Programs described in Note 3, Business Realignment Initiatives.

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

The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of performance stock unit and restricted stock unit awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and restricted stock units awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan. As of December 31, 2008, 52.0 million shares were authorized and approved by the Company’s stockholders for grants under the EICP.

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

The following table sets forth information about the weighted-average fair value of options granted to employees during the year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2008	2007	2006
Dividend yields	2.4%	2.0%	1.6%
Expected volatility	18.1%	19.5%	23.7%
Risk-free interest rates	3.1%	4.6%	4.6%
Expected lives in years	6.6	6.6	6.6

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the estimated average price of our Common Stock for the comparable periods.

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

Stock Options

The exercise price of each option awarded under the EICP equals the closing price of the Company’s Common Stock on the New York Stock Exchange on the date of grant. Prior to approval by our stockholders of

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the EICP on April 17, 2007, the exercise price of stock options granted under the former Key Employee Incentive Plan was determined as the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted. Each option has a maximum term of ten years. Options granted to executives and key employees prior to January 1, 2000, vested at the end of the second year after grant. In 2000, we changed the terms and conditions of the grants to provide for pro-rated vesting over four years for options granted subsequent to December 31, 1999.

For the years ended December 31,	2008	2007	2006
In millions of dollars

Compensation amount charged against income for stock options	$27.2	$26.8	$33.4

In 2008 and 2007, compensation cost was reduced by $.6 million and $1.1 million, respectively, related to stock option forfeitures from the global supply chain transformation program. The 2006 compensation amount included $1.2 million for the impact of the modification of stock option grants resulting in accelerated vesting of stock options. The modification related to employees exiting our Company in 2006 under the terms of the Voluntary Workforce Reduction Programs described in Note 3, Business Realignment Initiatives.

A summary of the status of our Company’s stock options and changes during the years ending on those dates follows:

	2008		2007		2006
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	13,889,116	$43.26	13,855,113	$40.29	13,725,113	$37.83
Granted	4,468,494	$35.95	2,240,883	$53.72	1,777,189	$52.43
Exercised	(1,196,417)	$30.92	(1,686,448)	$29.97	(1,269,690)	$28.68
Forfeited	(489,550)	$46.83	(520,432)	$52.29	(377,499)	$47.19

Outstanding at end of year	16,671,643	$42.08	13,889,116	$43.26	13,855,113	$40.29

Options exercisable at year-end	8,752,201	$40.91	8,316,966	$37.43	8,212,209	$34.39

Weighted-average fair value of options granted during the year (per share)	$6.20		$12.84		$15.07

For the years ended December 31,	2008	2007	2006
In millions of dollars

Intrinsic value of options exercised	$10.0	$34.3	$32.3

The aggregate intrinsic value of options outstanding as of December 31, 2008 was $13.7 million. The aggregate intrinsic value of exercisable options as of December 31, 2008 was $13.7 million.

As of December 31, 2008, there was $35.2 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP. We expect to recognize that cost over a weighted-average period of 2.4 years.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/08	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/08	Weighted- Average Exercise Price
$ 22.50-34.66	3,908,873	3.2	$31.28	3,874,418	$31.26
$ 34.85-52.26	7,754,257	7.5	$38.31	2,332,635	$38.68
$ 52.30-64.65	5,008,513	7.2	$56.37	2,545,148	$57.64

$ 22.50-64.65	16,671,643	6.6	$42.08	8,752,201	$40.91

Performance Stock Units and Restricted Stock Units

Under the EICP, our Company grants performance stock units to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. If our Company meets targets for financial measures at the end of the applicable three-year performance cycle, we award the full number of shares to the participants. The performance scores for 2008 grants of performance stock units can range from 0% to 250% of the targeted amounts. There were also additional grants of 2008 performance stock units (“2008 supplemental grants”) which were supplements to the 2007 grants. The performance scores for the 2008 supplemental grants can range from 0% to 150%. Participants will receive the greater of an award for the 2008 supplemental grants or the 2007 grants.

In 2008, 2007 and 2006, we awarded restricted stock units to certain executive officers and other key employees under the EICP. We also awarded restricted stock units quarterly to non-employee directors.

Our Company recognizes the compensation cost associated with performance stock units ratably over the three-year term, except for the 2003 grants and 2008 supplemental grants. An additional three-year vesting term was imposed for the 2003 grants with accelerated vesting for retirement, disability or death. The compensation cost for the 2003 grants was recognized over a period from three to six years. The compensation cost for the 2008 supplemental grants is being recognized over two years. Compensation cost is based on the grant date fair value for the 2003, 2006, 2007 and 2008 grants because those grants can only be settled in shares of our Common Stock. Compensation cost for the 2004 and 2005 grants was based on the year-end market value of the stock because those grants could be settled in cash or in shares of our Common Stock.

We recognize the compensation cost associated with employee restricted stock units over a specified restriction period based on the year-end market value of the stock. We recognize expense for employee restricted stock units based on the straight-line method. We recognize the compensation cost associated with non-employee director restricted stock units at the grant date.

For the years ended December 31,	2008	2007	2006
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$9.1	$1.7	$7.9

The increase in compensation expense for 2008 resulted from the impact of lowered performance expectations for the performance stock units in 2007.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2008	2007	2006
Units granted	541,623	387,143	247,340
Weighted-average fair value at date of grant	$37.78	$49.83	$55.24

A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2008 and the change during 2008 follows:

Performance Stock Units and Restricted Stock Units	2008	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	691,032	$38.14
Granted	541,623	$37.78
Performance assumption change	(99,355)	$45.89
Vested	(333,980)	$35.41
Forfeited	(33,111)	$40.45

Outstanding at end of year	766,209	$36.13

As of December 31, 2008, there was $16.4 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. We expect to recognize that cost over a weighted-average period of 2.1 years.

For the years ended December 31,	2008	2007	2006
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$10.3	$22.4	$4.7

The higher 2007 amount was due to the payment of awards earned for the 2004-2006 performance stock unit cycle. In 2008, no payment was made for the 2005-2007 performance stock unit cycle based on the Company’s performance against the two financial objectives which fell below the threshold levels required to earn an award. The 2006 amount was lower due to the additional three-year vesting term for the 2003 performance stock unit grants which reduced the number of shares that vested in 2006.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 446,845 units as of December 31, 2008.

We did not have any stock appreciation rights that were outstanding as of December 31, 2008.

17. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, our Company extends credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of the current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors to convenience stores, drug stores, wholesale clubs and mass merchandisers. As of December 31, 2008, McLane Company, Inc. accounted for approximately 27.3% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts Receivable-Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $16.7 million as of December 31, 2008. Allowances and discounts were $17.8 million as of December 31, 2007.

Prepaid Expenses and Other Current Assets

As of December 31, 2008, prepaid expenses and other current assets included a receivable of approximately $14.5 million related to the recovery of damages from a product recall and temporary plant closure in Canada. A receivable of $17.7 million was included as of December 31, 2007. The decrease resulted primarily from currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Inventories

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $363.7 million as of December 31, 2008 and $369.9 million as of December 31, 2007. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2008	2007
In thousands of dollars

Raw materials	$215,309	$199,460
Goods in process	95,986	80,282
Finished goods	419,016	407,058

Inventories at FIFO	730,311	686,800
Adjustment to LIFO	(137,781)	(86,615)

Total inventories	$592,530	$600,185

Property, Plant and Equipment

The property, plant and equipment balance included construction in progress of $131.4 million as of December 31, 2008 and $142.6 million as of December 31, 2007. Major classes of property, plant and equipment were as follows:

December 31,	2008	2007
In thousands of dollars

Land	$70,226	$86,596
Buildings	805,736	788,267
Machinery and equipment	2,561,458	2,731,580

Property, plant and equipment, gross	3,437,420	3,606,443
Accumulated depreciation	(1,978,471)	(2,066,728)

Property, plant and equipment, net	$1,458,949	$1,539,715

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2008, we recorded accelerated depreciation of property, plant and equipment of $60.6 million associated with our 2007 business realignment initiatives. As of December 31, 2008, certain real estate with a carrying value or fair value less cost to sell, if lower, of $15.8 million was being held for sale. These assets were associated with the closure of facilities as part of the 2007 business realignment initiatives.

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2008	2007
In thousands of dollars

Unamortized intangible assets:
Goodwill balance at beginning of year	$584,713	$501,955
Goodwill acquired during year and other adjustments	4,442	79,932
Effect of foreign currency translation	(34,478)	15,086
Impairment charge	—	(12,260)

Goodwill balance at end of year	$554,677	$584,713

Trademarks	$127,204	$127,204
Impairment charge	(45,739)	—
Amortized intangible assets, gross:
Customer-related	30,116	30,116
Intangible asset associated with cooperative agreement with Bauducco	13,683	—
Patents	8,317	8,317
Effect of foreign currency translation	(7,958)	1,613

Total other intangible assets, gross	125,623	167,250
Accumulated amortization	(14,851)	(11,388)

Other intangibles	$110,772	$155,862

The decrease in goodwill was primarily associated with the impact of foreign currency translation adjustments, partially offset by certain adjustments made to reflect the final fair value of assets acquired through business acquisitions in 2007. The 2007 impairment charge of $12.3 million resulted from our annual goodwill impairment evaluation for our business in Brazil. Despite a relatively high investment level, our Brazilian business had not gained profitable scale or adequate market distribution. This resulted in reduced expectations for future cash flows and a lower estimated fair value for this reporting unit.

In January 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperation agreement with Bauducco in exchange for our conveying to Bauducco a 49% interest in Hershey do Brasil.

The Company performs annual impairment tests of other intangible assets with indefinite lives in the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. Due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates, we determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value and recorded total non-cash impairment charges of $45.7 million in December 2008. Based on our annual

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment evaluations, we determined that no goodwill or any intangible assets other than those trademarks were impaired as of December 31, 2008.

The useful lives of trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately ten years. We amortize patents over their remaining legal lives of approximately twelve years. Total amortization expense for other intangible assets was $4.1 million in 2008, $3.0 million in 2007 and $3.4 million in 2006.

The estimated amortization expense over the next five years is as follows:

	2009	2010	2011	2012	2013
In millions of dollars

Estimated amortization expense	$4.2	$3.9	$3.9	$3.9	$3.9

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2008	2007
In thousands of dollars

Payroll, compensation and benefits	$198,710	$187,605
Advertising and promotion	182,227	196,598
Other	123,128	154,783

Total accrued liabilities	$504,065	$538,986

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2008	2007
In thousands of dollars

Accrued post-retirement benefits	$285,001	$330,708
Other	219,962	213,308

Total other long-term liabilities	$504,963	$544,016

18. SEGMENT INFORMATION

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate candy, sugar confectionery, refreshment, and food and beverage enhancers under more than 80 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as India, the Philippines, Korea, Japan, and China. We market confectionery products in approximately 50 countries worldwide.

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

The percentage of total consolidated net sales for businesses outside of the United States was 14.4% for 2008, 13.8% for 2007 and 10.9% for 2006. The percentage of total consolidated assets outside of the United States as of December 31, 2008 was 16.0%, and 16.2% as of December 31, 2007.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.3 billion in 2008, $1.3 billion in 2007 and $1.2 billion in 2006. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

19. QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2008	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,160,342	$1,105,437	$1,489,609	$1,377,380
Gross profit	376,452	382,511	501,229	497,526
Net income	63,245	41,467	124,538	82,155
Per share—Basic—Class B Common Stock	.26	.17	.51	.33
Per share—Diluted—Class B Common Stock	.26	.17	.51	.33
Per share—Basic—Common Stock	.29	.19	.56	.37
Per share—Diluted—Common Stock	.28	.18	.54	.36

Year 2007	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,153,109	$1,051,916	$1,399,469	$1,342,222
Gross profit	414,031	329,438	470,623	417,477
Net income	93,473	3,554	62,784	54,343
Per share—Basic—Class B Common Stock(a)	.37	.01	.26	.22
Per share—Diluted—Class B Common Stock	.37	.02	.26	.22
Per share—Basic—Common Stock	.42	.02	.28	.24
Per share—Diluted—Common Stock(a)	.40	.01	.27	.24

(a)	Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Common Stock is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” On June 23, 2008, the Company’s Chief Executive Officer, David J. West, certified to the NYSE pursuant to Rule 303A.12(a) that, as of the date of that certification, he was not aware of any violation by the Company of the NYSE’s Corporate Governance listing standards.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

David J. West Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited The Hershey Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hershey Company as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 19, 2009

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

Our Executive Officers as of February 11, 2009

Name	Age	Positions Held During the Last Five Years
David J. West	45	President and Chief Executive Officer (December 2007); President (October 2007); Executive Vice President, Chief Operating Officer (and Chief Financial Officer until July 2007, when his successor to that position was elected) (January 2007); Senior Vice President, Chief Financial Officer (January 2005); Senior Vice President, Chief Customer Officer (June 2004); Senior Vice President, Sales (December 2002)
Humberto P. Alfonso (1)	51	Senior Vice President, Chief Financial Officer (July 2007); Vice President, Finance and Planning, North American Commercial Group (October 2006); Vice President, Finance and Planning, U.S. Commercial Group (July 2006)
John P. Bilbrey	52	Senior Vice President, President Hershey North America (December 2007); Senior Vice President, President International Commercial Group (November 2005); Senior Vice President, President Hershey International (November 2003)
Charlene H. Binder (2)	48	Senior Vice President, Chief People Officer (March 2008)
Michele G. Buck (3)	47	Senior Vice President, Global Chief Marketing Officer (December 2007); Senior Vice President, Chief Marketing Officer, U.S. Commercial Group (November 2005); Senior Vice President, President U.S. Snacks (April 2005)
George F. Davis	60	Senior Vice President, Chief Information Officer (June 2008); Vice President, Chief Information Officer (December 2000)
Javier H. Idrovo (4)	41	Senior Vice President, Strategy and Business Development (December 2008)
Thaddeus Jastrzebski (5)	47	Senior Vice President, President Hershey International (December 2007); Vice President, International Finance and Planning (September 2004)
Terence L. O’Day (6)	59	Senior Vice President, Global Operations (December 2008)
Burton H. Snyder	61	Senior Vice President, General Counsel and Secretary (November 2003)
C. Daniel Azzara	54	Vice President, Global Research and Development (April 2007); Vice President, Global Innovation and Quality (October 2005); Vice President, Global Research and Development (June 2004)
David W. Tacka	55	Vice President, Chief Accounting Officer (February 2004)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. Alfonso was elected Vice President, Finance and Planning, U.S. Commercial Group effective July 17, 2006. Prior to joining our Company he was Executive Vice President Finance, Chief Financial Officer, Americas Beverages, Cadbury Schweppes (March 2005); Vice President Finance, Global Supply Chain, Cadbury Schweppes (May 2003).
(2)	Ms. Binder was elected Senior Vice President, Chief People Officer effective April 21, 2008. Prior to joining our Company, Ms. Binder was Vice President, Human Resources for North America, The Dannon Company (January 2006); Senior Vice President, Global Human Resources, Unilever Cosmetics International (January 2001).
(3)	Ms. Buck was elected Senior Vice President, President U.S. Snacks effective April 19, 2005. Prior to joining our Company, Ms. Buck was Senior Vice President and General Manager, Kraft Confections (October 2001).

(4)	Mr. Idrovo was elected Senior Vice President, Strategy and Business Development effective December 2, 2008. Prior to joining our Company he was President, Dole Packaged Foods, LLC (January 2006); Vice President and Chief Financial Officer, Dole Packaged Foods (April 2005); Senior Vice President, Strategy, Dole Food Company, Inc. (September 2004); Vice President, Strategy, Dole Food Company, Inc. (April 2001).
(5)	Mr. Jastrzebski was elected Vice President, International Finance and Planning effective September 29, 2004. Prior to joining our Company he was Senior Vice President, Finance, IT and Administration, and Chief Financial Officer for CARE, U.S.A. (July 2002).
(6)	Mr. O’Day was elected Senior Vice President, Global Operations effective December 2, 2008. Prior to joining our Company he was Executive Vice President and Chief Operating Officer of Mannatech, Inc. (June 2006); Executive Vice President Operations, Refrigerated Foods, Conagra Refrigerated Foods Companies (January 2001).

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

(b) The following table provides information about all of the Company’s equity compensation plans as of December 31, 2008:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,779,743	$41.83	12,878,813
Equity compensation plans not approved by security holders (2)	891,900	$46.44	1,201,884

Total	16,671,643	$42.08	14,080,697

(1)	Column (a) includes stock options granted under the stockholder-approved EICP. The securities available for future issuances in column (c) are not allocated to any specific type of award under the EICP, but are available generally for future awards of stock options, performance stock units, performance stock, restricted stock units, restricted stock and other stock-based awards.
(2)	Column (a) includes 891,900 stock options outstanding that were granted under the Broad Based Stock Option Plan. In July 2004, the Company announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options each. The stock options were granted at a price of $46.44 per share which equates to 100% of the fair market value of our Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted), have a term of ten years and will vest on July 19, 2009. Column (c) includes 1,078,100 stock options under the Broad Based Stock Option Plan remaining available for future issuances as of December 31, 2008.

Column (c) also includes 123,784 shares remaining available for future issuances under the Directors’ Compensation Plan as of December 31, 2008.

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

Item 15(a)(2): Financial Statement Schedule

The following consolidated financial statement schedule of the Company and its subsidiaries for the years ended December 31, 2008, 2007 and 2006 is filed herewith on the indicated page in response to Item 15(c):

Schedule II—Valuation and Qualifying Accounts (Page 113)

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

1) 5.300% Notes due 2011

2) 6.95% Notes due 2012

3) 5.00% Notes due 2013

4) 4.850% Notes due 2015

5) 5.450% Notes due 2016

6) 8.8% Debentures due 2021

7) 7.2% Debentures due 2027

8) Other Obligations

The Company will furnish copies of the above debt instruments to the Commission upon request.

Material contracts

10.1	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.2	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Ireland Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.3	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited (now Cadbury Ireland Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.4	Trademark and Technology License Agreement between Huhtamaki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Five Year Credit Agreement dated as of December 8, 2006 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 11, 2006.

10.6	Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.7	Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.8	The Company’s Short-Term Credit Agreement dated August 24, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 30, 2007.

Executive Compensation Plans and Management Contracts

10.9	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.10	The Company’s Equity and Incentive Compensation Plan, as approved by our stockholders on April 17, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007.

10.11	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2007.

10.12	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.13	The Retirement Agreement and General Release between the Company and Marcella K. Arline dated October 1, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 16, 2007.

10.14	The Confidential Agreement and General Release between the Company and Thomas K. Hernquist is incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.15	A summary of certain compensation matters previously contained in the Company’s Current Report on Form 8-K filed February 19, 2009, is attached hereto and filed as Exhibit 10.1.

10.16	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of January 1, 2009, is attached hereto and filed as Exhibit 10.2.

10.17	The Company’s Deferred Compensation Plan, Amended and Restated as of October 1, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.18	First Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.19	Second Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is attached hereto and filed as Exhibit 10.3.

10.20	Executive Confidentiality and Restrictive Covenant Agreement is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.21	Executive Confidentiality and Restrictive Covenant Agreement adopted as of February 16, 2009, is attached hereto and filed as Exhibit 10.4.

10.22	The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.23	First Amendment to The Hershey Company Supplemental Executive Retirement Plan, effective as of January 1, 2009, is attached hereto and filed as Exhibit 10.5.

10.24	The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is attached hereto and filed as Exhibit 10.6.

10.25	The Amended and Restated Executive Employment Agreement between the Company and David J. West, dated as of October 2, 2007, is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.26	First Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of February 13, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.27	Second Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of December 29, 2008, is attached hereto and filed as Exhibit 10.7.

10.28	Letter confirming changes to compensation of Burton H. Snyder, dated June 16, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.29	The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is attached hereto and filed as Exhibit 10.8.

Broad Based Equity Compensation Plans

10.30	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12.1	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 is attached hereto and filed as Exhibit 12.1.

21.1	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.1.

23.1	Independent Auditors’ Consent

The consent dated February 20, 2009 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2009.

THE HERSHEY COMPANY (Registrant)

By:	/S/ HUMBERTO P. ALFONSO
Humberto P. Alfonso Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DAVID J. WEST (David J. West)	Chief Executive Officer and Director	February 20, 2009

/S/ HUMBERTO P. ALFONSO (Humberto P. Alfonso)	Chief Financial Officer	February 20, 2009

/S/ DAVID W. TACKA (David W. Tacka)	Chief Accounting Officer	February 20, 2009

/S/ ROBERT F. CAVANAUGH (Robert F. Cavanaugh)	Director	February 20, 2009

/S/ CHARLES A. DAVIS (Charles A. Davis)	Director	February 20, 2009

/S/ ARNOLD G. LANGBO (Arnold G. Langbo)	Director	February 20, 2009

/S/ JAMES E. NEVELS (James E. Nevels)	Director	February 20, 2009

/S/ THOMAS J. RIDGE (Thomas J. Ridge)	Director	February 20, 2009

/S/ DAVID L. SHEDLARZ (David L. Shedlarz)	Director	February 20, 2009

/S/ CHARLES B. STRAUSS (Charles B. Strauss)	Director	February 20, 2009

/S/ LEROY S. ZIMMERMAN (LeRoy S. Zimmerman)	Director	February 20, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

Under date of February 19, 2009, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

/s/  KPMG LLP

New York, New York

February 19, 2009

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Additions		Deductions from Reserves	Balance at End of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts(a)
In thousands of dollars

Year Ended December 31, 2008: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$17,807	$3,968	$—	$(5,181)	$16,594

Year Ended December 31, 2007: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$18,665	$2,840	$427	$(4,125)	$17,807

Year Ended December 31, 2006: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$19,433	$2,669	$—	$(3,437)	$18,665

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.

CERTIFICATION

I, David J. West, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

David J. West Chief Executive Officer February 20, 2009

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

Humberto P. Alfonso Chief Financial Officer February 20, 2009