Form 10-Q
period 2009-04-05
HERSHEY CO
filed 2009-05-13
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from ______to_______

Commission file number 1-183

THE HERSHEY COMPANY
100 Crystal A Drive
Hershey, PA 17033

Registrant's telephone number:  717-534-4200

State of Incorporation	IRS Employer Identification No.
Delaware	23-0691590

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Common Stock, $1 par value – 166,316,744 shares, as of April 24, 2009.  Class B Common Stock,
$1 par value – 60,709,908 shares, as of April 24, 2009.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended April 5, 2009 and March 30, 2008	3

Consolidated Balance Sheets
April 5, 2009 and December 31, 2008	4

Consolidated Statements of Cash Flows
Three months ended April 5, 2009 and March 30, 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	18

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4. Controls and Procedures	22

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	24

Item 6. Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
	For the Three Months Ended
	April 5, 2009	March 30, 2008

Net Sales	$1,236,031	$1,160,342

Costs and Expenses:
Cost of sales	795,803	783,890
Selling, marketing and administrative	274,456	249,949
Business realignment and impairment charges, net	12,838	4,085

Total costs and expenses	1,083,097	1,037,924

Income before Interest and Income Taxes	152,934	122,418

Interest expense, net	23,896	24,386

Income before Income Taxes	129,038	98,032

Provision for income taxes	53,144	34,787

Net Income	$75,894	$63,245

Earnings Per Share - Basic - Class B Common Stock	$.31	$.26

Earnings Per Share - Diluted - Class B Common Stock	$.31	$.26

Earnings Per Share - Basic - Common Stock	$.34	$.29

Earnings Per Share - Diluted - Common Stock	$.33	$.28

Average Shares Outstanding - Basic - Common Stock	166,767	166,771

Average Shares Outstanding - Basic - Class B Common Stock	60,711	60,806

Average Shares Outstanding - Diluted	228,284	228,926

Cash Dividends Paid Per Share:
Common Stock	$.2975	$.2975
Class B Common Stock	$.2678	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
ASSETS	April 5, 2009	December 31, 2008

Current Assets:
Cash and cash equivalents	$70,936	$37,103
Accounts receivable - trade	331,031	455,153
Inventories	572,767	592,530
Deferred income taxes	61,018	70,903
Prepaid expenses and other	171,018	189,256
Total current assets	1,206,770	1,344,945
Property, Plant and Equipment, at cost	3,428,030	3,437,420
Less-accumulated depreciation and amortization	(1,980,916)	(1,978,471)
Net property, plant and equipment	1,447,114	1,458,949
Goodwill	555,024	554,677
Other Intangibles	123,559	110,772
Deferred Income Taxes	19,303	13,815
Other Assets	154,774	151,561
Total assets	$3,506,544	$3,634,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$239,634	$249,454
Accrued liabilities	431,782	504,065
Accrued income taxes	57,081	15,189
Short-term debt	357,737	483,120
Current portion of long-term debt	17,112	18,384
Total current liabilities	1,103,346	1,270,212
Long-term Debt	1,505,281	1,505,954
Other Long-term Liabilities	503,602	504,963
Deferred Income Taxes	7,697	3,646
Total liabilities	3,119,926	3,284,775
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued:
none in 2009 and 2008	—	—
Common Stock, shares issued: 299,191,836 in 2009 and 299,190,836 in 2008	299,191	299,190
Class B Common Stock, shares issued: 60,709,908 in 2009 and 60,710,908 in 2008	60,710	60,711
Additional paid-in capital	357,584	352,375
Retained earnings	3,985,927	3,975,762
Treasury-Common Stock shares at cost:
132,891,936 in 2009 and 132,866,673 in 2008	(4,011,853)	(4,009,931)
Accumulated other comprehensive loss	(342,454)	(359,908)
The Hershey Company stockholders’ equity	349,105	318,199
Noncontrolling interests in subsidiaries	37,513	31,745
Total stockholders' equity	386,618	349,944
Total liabilities and stockholders' equity	$3,506,544	$3,634,719

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 5, 2009	March 30, 2008
Cash Flows Provided from (Used by) Operating Activities
Net Income	$75,894	$63,245
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	46,877	68,297
Stock-based compensation expense, net of tax of $4,760 and $3,216, respectively	6,601	5,842
Excess tax benefits from exercise of stock options	(653)	(182)
Deferred income taxes	8,966	9,751
Business realignment initiatives, net of tax of $8,874 and $10,003, respectively	10,098	20,670
Contributions to pension plans	(1,250)	(3,270)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	125,847	188,617
Inventories	6,345	(11,255)
Accounts payable	(11,041)	8,963
Other assets and liabilities	9,492	(92,650)
Net Cash Flows Provided from Operating Activities	277,176	258,028

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(32,972)	(67,295)
Capitalized software additions	(4,496)	(3,450)
Proceeds from sales of property, plant and equipment	117	44,281
Business acquisition	(15,220)	—
Proceeds from divestiture	—	1,960
Net Cash Flows (Used by) Investing Activities	(52,571)	(24,504)

Cash Flows Provided from (Used by) Financing Activities
Net decrease in short-term debt	(125,252)	(376,970)
Long-term borrowings	—	247,845
Repayment of long-term debt	(1,561)	(48)
Cash dividends paid	(65,729)	(65,750)
Exercise of stock options	3,109	3,224
Excess tax benefits from exercise of stock options	653	182
Contributions from noncontrolling interests in subsidiaries	7,322	—
Repurchase of Common Stock	(9,314)	(18,330)
Net Cash Flows (Used by) Financing Activities	(190,772)	(209,847)

Increase in Cash and Cash Equivalents	33,833	23,677
Cash and Cash Equivalents, beginning of period	37,103	129,198

Cash and Cash Equivalents, end of period	$70,936	$152,875

Interest Paid	$45,791	$45,270

Income Taxes Paid	$16,655	$5,843

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

Our unaudited consolidated financial statements provided in this report include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions.  We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We prepared these statements in accordance with the instructions to Form 10-Q.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements.

    We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2009 presentation.  Operating results for the three months ended April 5, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

2.      BUSINESS ACQUISITIONS AND DIVESTITURES

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

In March 2009, the Company completed the acquisition of the Van Houten Singapore consumer business.  The acquisition from Barry Callebaut, AG  provides the Company with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty free distribution channels.  The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million.

Results subsequent to the acquisition dates were included in the consolidated financial statements.  Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

3.      NONCONTROLLING INTERESTS IN SUBSIDIARIES

As of January 1, 2009, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity.  In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value.

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India.  Under the agreement, we own a 51% controlling interest in Godrej Hershey Ltd.  In January 2009, the Company contributed cash of approximately $8.7 million to Godrej Hershey Ltd. and owners of the noncontrolling interests in Godrej Hershey Ltd. contributed approximately $7.3 million.  The ownership interest percentages in Godrej Hershey Ltd. did not change significantly as a result of these contributions.  The noncontrolling interests in Godrej Hershey Ltd. are included in the equity section of the Consolidated Balance Sheets.

We also own a 51% controlling interest in Hershey do Brasil under the cooperative agreement with Bauducco.  The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The increase in noncontrolling interests in subsidiaries from $31.7 million as of December 31, 2008 to $37.5 million as of April 5, 2009 reflected the $7.3 million contribution from the noncontrolling interests in Godrej Hershey

Ltd., partially offset by the adjustment to exclude the losses of noncontrolling interests and the impact of currency translation adjustments.  The adjustment to exclude the losses of noncontrolling interests in subsidiaries increased income by $1.2 million for the three months ended April 5, 2009 and by $2.3 million for the three months ended March 30, 2008 and was included in selling, marketing and administrative expenses.

4.      STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in millions of dollars)
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$ 11.2	$ 8.8
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.7	$ 3.0

The increase in share-based compensation for the first quarter of 2009 resulted from higher performance expectations for our PSU awards.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
Dividend yields	3.3%	2.4%
Expected volatility	21.6%	18.1%
Risk-free interest rates	2.0%	3.1%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of April 5, 2009, and the change during 2009 is presented below:

	For the Three Months Ended April 5, 2009
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	16,671,643	$42.08	6.6 years
Granted	3,116,220	$34.89
Exercised	(118,481)	$26.24
Forfeited	(228,224)	$45.76
Outstanding as of April 5, 2009	19,441,158	$40.98	6.7 years
Options exercisable as of April 5, 2009	10,245,041	$41.56	5.0 years

For the Three Months Ended
	April 5, 2009	March 30, 2008
Weighted-average fair value of options granted (per share)	$ 5.31	$ 6.21
Intrinsic value of options exercised (in millions of dollars)	$ 1.0	$ .5

•	As of April 5, 2009, the aggregate intrinsic value of options outstanding was $23.1 million and the aggregate intrinsic value of options exercisable was $18.3 million.
•
As of April 5, 2009, there was $43.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of April 5, 2009, and the change during 2009 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended April 5, 2009	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	766,209	$36.13
Granted	547,592	$34.98
Performance assumption change	10,120	$39.38
Vested	(213,158)	$33.55
Forfeited	(7,792)	$36.65
Outstanding as of April 5, 2009	1,102,971	$37.62

As of April 5, 2009, there was $30.6 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.7 years.

For the Three Months Ended
	April 5, 2009	March 30, 2008
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 7.2	$ 8.2

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 486,198 units as of April 5, 2009.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of April 5, 2009.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K and our proxy statement for the 2009 annual meeting of stockholders.

5.      INTEREST EXPENSE

Net interest expense consisted of the following:
	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands of dollars)
Interest expense	$24,770	$26,455
Interest income	(277)	(774)
Capitalized interest	(597)	(1,295)
Interest expense, net	$23,896	$24,386

6.      BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”) and, in December 2007, we initiated a business realignment program associated with our business in Brazil (together, “the 2007 business realignment initiatives”).  In December 2008, we approved a modest expansion in the scope of the global supply chain transformation program to include the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary, and consolidation of the associated production into existing U.S. facilities, along with rationalization of other select portfolio items.  The affected facilities are located in Berkeley and San Francisco, California.  The additional business realignment charges related to the expansion in scope will be recorded in 2009 and include severance for approximately 150 impacted employees.

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years.  The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The increase in scope approved in December 2008 increased the total expected cost by about $25 million.  In addition, the current trends of employee lump sum withdrawals from the defined benefit pension plans are expected to result in non-cash pension settlement charges of $40 million to $65 million in 2009 and 2010.  Therefore, we now expect total pre-tax charges and non-recurring project implementation costs of $615 million to $665 million for the GSCT.  Total costs of $19.0 million were recorded during the first three months of 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program.

In an effort to improve the performance of our business in Brazil, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco.  Business realignment and impairment charges of $4.9 million were recorded in 2008 and charges of $12.6 million were recorded in 2007.

Charges (credits) associated with business realignment initiatives recorded during the three-month periods ended April 5, 2009 and March 30, 2008 were as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands of dollars)

Cost of sales - 2007 business realignment initiatives	$4,051	$25,154

Selling, marketing and administrative - 2007 business realignment initiatives	2,083	1,434

Business realignment and impairment charges, net:
Global supply chain transformation program
Gains on sale of fixed assets	—	(13,900)
Fixed asset impairments and plant closure expenses	10,493	9,777
Employee separation costs	2,345	3,889
Brazilian business realignment
Employee separation costs	—	1,860
Fixed asset impairments	—	722
Contract terminations and other exit costs	—	1,737
Total business realignment and impairment charges, net	12,838	4,085

Total net charges associated with 2007 business realignment initiatives	$18,972	$30,673

The charge of $4.1 million recorded in cost of sales during the first quarter of 2009 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $2.1 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $10.5 million of fixed asset impairments and plant closure expenses for 2009 related primarily to the preparation of plants for sale and line removal costs. Certain real estate with a carrying value of $20.3 million was being held for sale as of April 5, 2009.  The global supply chain transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which are being closed.  As of April 5, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California and; Montreal, Quebec have been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale.

The charge of $25.2 million recorded in cost of sales during the first three months of 2008 for the global supply chain transformation program related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life.  The $1.4 million recorded in selling, marketing and administrative expenses related primarily to project implementation costs for the global supply chain transformation program. The $13.9 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $9.8 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and line removal costs. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. The global supply chain transformation program employee separation costs were related to involuntary terminations at the North American manufacturing facilities which were being closed.

The 2008 charges for the Brazilian business realignment were related to costs for involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

The April 5, 2009 liability balance relating to the 2007 business realignment initiatives was $21.1 million for employee separation costs to be paid primarily in 2009. Charges for employee separation costs of $2.5 million were recorded during the first three months of 2009. During the first three months of 2009, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $12.3 million principally related to employee separation costs.  The liability balance as of April 5, 2009 was reduced by $.1 million as a result of foreign currency translation adjustments.

7.      EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	April 5, 2009	March 30, 2008
	(in thousands except per share amounts)
Net income	$75,894	$63,245

Weighted-average shares - Basic
Common Stock	166,767	166,771
Class B Common Stock	60,711	60,806
Total weighted-average shares - Basic	227,478	227,577
Effect of dilutive securities:
Employee stock options	593	976
Performance and restricted stock units	213	373
Weighted-average shares - Diluted	228,284	228,926
Earnings Per Share - Basic
Class B Common Stock	$.31	$.26
Common Stock	$.34	$.29
Earnings Per Share - Diluted
Class B Common Stock	$.31	$.26
Common Stock	$.33	$.28

The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. In accordance with proposed  FASB  Staff Position No. FAS 128-a, Computational Guidance for Computing Diluted EPS under the Two-Class Method, the calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

For the three-month period ended April 5, 2009, 17.1 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. In the first quarter of 2008, 12.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

8.     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with FASB Statement of Financial Accounting Standards  No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133"). SFAS No. 133  requires us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivative depends on:

•	whether the instrument qualifies for, and has been designated as, a hedging relationship; and

•	the type of hedging relationship.

There are three types of hedging relationships:

•	cash flow hedge;

•	fair value hedge; and

•	hedge of foreign currency exposure of a net investment in a foreign operation.

As of April 5, 2009 and December 31, 2008, we classified all of our derivative instruments as cash flow hedges.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $5.7 million after tax as of April 5, 2009.  This amount was primarily associated with commodities futures contracts.

For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures. We enter into interest rate swap agreements and foreign currency forward contracts and options for periods consistent with their related underlying exposures. We enter into commodities futures and options contracts for varying periods. Our commodities futures and options contracts are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs.

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

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements. We include gains and losses on interest rate swap agreements in other comprehensive income. We recognize gains and losses on interest rate swap agreements as an adjustment to interest expense in the same period as the hedged interest payments affect earnings.  We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the Consolidated Statements of Cash Flows.  Our risk related to interest rate swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

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

We classify the fair value of foreign exchange forward contracts as prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets. We report the offset to the contracts in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transaction affects earnings. For hedges associated with the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts as net cash provided from operating activities.

As of April 5, 2009, the fair value of foreign exchange forward contracts with gains totaled $10.3 million and the fair value of foreign exchange forward contracts with losses totaled $1.1 million.  Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies ranged from a contract amount of $.8 million to $56.1 million.  Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $7.0 million to $165.1 million.

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

Over the last three years our total annual volume of futures and options traded in conjunction with commodities hedging strategies ranged from 55,000 to 70,000 contracts.  We use futures and options contracts in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements.  Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

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

The fair value of derivative instruments in the Consolidated Balance Sheet as of April 5, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
	(in thousands of dollars)
Prepaid expense and other current assets	$—	$10,338	$8,414
Other assets	$107	$—	$—
Accrued liabilities	$—	$1,054	$—

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

As of April 5, 2009, prepaid expense and other current assets associated with commodity contracts were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 5, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
	(in thousands of dollars)
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$107	$1,959	$18,978
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$3,274	$(3,500)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$171

(a)
Gains (losses) reclassified from accumulated OCI into earnings was included in cost of sales for commodities futures and options contracts and in selling, marketing and administrative expenses for foreign exchange forward contracts and options.

(b)	Gains (losses) recognized in earnings was included in cost of sales.

All gains (losses) recognized in earnings were related to the ineffective portion of the hedging relationship.  We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

9.      COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended April 5, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$75,894

Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,767)	$—	(1,767)
Pension and post-retirement benefit plans	8,145	(3,135)	5,010
Cash flow hedges:
Gains on cash flow hedging derivatives	21,044	(6,971)	14,073
Reclassification adjustments	226	(88)	138
Total other comprehensive income	$27,648	$(10,194)	17,454
Comprehensive income			$93,348

	For the Three Months Ended March 30, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$63,245

Other comprehensive income (loss):
Foreign currency translation adjustments	$(3,882)	$—	(3,882)
Pension and post-retirement benefit plans	94	(43)	51
Cash flow hedges:
Gains on cash flow hedging derivatives	33,739	(12,143)	21,596
Reclassification adjustments	(10,197)	3,691	(6,506)
Total other comprehensive income	$19,754	$(8,495)	11,259
Comprehensive income			$74,504

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	April 5, 2009	December 31, 2008
	(in thousands of dollars)
Foreign currency translation adjustments	$(31,520)	$(29,753)
Pension and post-retirement benefit plans, net of tax	(309,343)	(314,353)
Cash flow hedges, net of tax	(1,591)	(15,802)
Total accumulated other comprehensive loss	$(342,454)	$(359,908)

10.   INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	April 5, 2009	December 31, 2008
	(in thousands of dollars)
Raw materials	$260,726	$215,309
Goods in process	108,809	95,986
Finished goods	399,143	419,016
Inventories at FIFO	768,678	730,311
Adjustment to LIFO	(195,911)	(137,781)
Total inventories	$572,767	$592,530

The increase in raw material inventories as of April 5, 2009 resulted from the timing of deliveries to support manufacturing requirements and higher prices in 2009. The decrease in finished goods inventories was primarily associated with seasonal sales patterns.

11.   SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement expires in December 2012. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 5, 2009, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

12.    LONG-TERM DEBT

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

13.    FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 5, 2009 and December 31, 2008, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,522.4 million as of April 5, 2009, compared with a fair value of $1,636.8 million, an increase of $114.4 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net asset of $0.1 million as of April 5, 2009.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

April 5, 2009
	Contract Amount	Primary Currencies
(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$ 11.4	Euros Mexican pesos

Foreign exchange forward contracts to sell foreign currencies	$ 56.2	Canadian dollars

Our foreign exchange forward contracts mature in 2009.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.   FAIR VALUE ACCOUNTING

As of January 1, 2008, we adopted certain provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies when another standard requires or permits assets or liabilities to be measured at fair value.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  As of January 1, 2009, we adopted the remaining provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS No. 157 did not materially impact our consolidated financial statements.

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of April 5, 2009, is as follows:

Description	Fair Value as of April 5, 2009	Quoted Prices in Active Markets of IdenticalAssets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
Assets
Cash flow hedging derivatives	$18,859	$8,414	$10,445	$—

Liabilities
Cash flow hedging derivatives	$1,054	$—	$1,054	$—

As of April 5, 2009, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  As of April 5, 2009, cash flow hedging derivative Level 2 assets and liabilities were principally related to the fair value of foreign exchange forward contracts.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

15.   PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost (income) consisted of the following:
Pension Benefits		Other Benefits
For the Three Months Ended
April 5, 2009	March 30, 2008	April 5, 2009	March 30, 2008
(in thousands of dollars)

Service cost	$ 6,468	$ 8,025	$ 383	$ 487
Interest cost	14,583	15,013	4,817	5,422
Expected return on plan assets	(17,530)	(27,333)	—	—
Amortization of prior service cost	299	319	(120)	(114)
Recognized net actuarial (gain) loss	8,445	(47)	(26)	53
Administrative expenses	94	88	—	—
Net periodic benefits cost (income) reflected in earnings	$ 12,359	$ (3,935)	$ 5,054	$ 5,848

We made contributions of $1.3 million and $6.6 million to the pension plans and other benefits plans, respectively, during the first quarter of 2009.  In the first quarter of 2008, we made contributions of $3.3 million and $5.9 million to our pension and other benefits plans, respectively.  The contributions in 2009 and 2008 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first quarter of 2009, there was net periodic pension benefits expense of $12.4 million, compared with net periodic pension benefits income of $3.9 million in the first quarter of 2008.  The net periodic pension benefits expense was primarily due to the significant decline in the value of pension assets during 2008 reflecting the unprecedented volatility and deterioration in financial market and economic conditions.

For 2009, there are no minimum funding requirements in excess of available credits for the domestic plans and minimum funding requirements for the non-domestic plans are not material. The Company may choose to make contributions to pension plans in excess of minimum funding requirements depending on pension asset performance during 2009.  Based on current pension asset performance, we do not expect such contributions to exceed $100 million, including benefit payments from our non-qualified plans.

For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

16.    SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:
	For the Three Months Ended April 5, 2009
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	252	9,314
Total share repurchases	252	9,314
Shares issued for stock options and incentive compensation	(227)	(7,392)
Net change	25	$1,922

In December 2006, our Board of Directors approved a $250 million share repurchase program. As of April 5, 2009, $100.0 million remained available for repurchases of Common Stock under this program.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended
	April 5, 2009	March 30, 2008	Percent Change Increase (Decrease)
(in millions except per share amounts)
Net Sales	$1,236.0	$1,160.3	6.5%
Cost of Sales	795.8	783.9	1.5%
Gross Profit	440.2	376.4	16.9%
Gross Margin	35.6%	32.4%
SM&A Expense	274.5	249.9	9.8%
SM&A Expense as a percent of sales	22.2%	21.5%
Business Realignment Charge, net	12.8	4.1	214.3%
EBIT	152.9	122.4	24.9%
EBIT Margin	12.4%	10.6%
Interest Expense, net	23.9	24.4	(2.0)%
Provision for Income Taxes	53.1	34.8	52.8%
Effective Income Tax Rate	41.2%	35.5%
Net Income	$75.9	$63.2	20.0%
Net Income Per Share-Diluted	$.33	$.28	17.9%

Results of Operations - First Quarter 2009 vs. First Quarter 2008

Price Increases

In August 2008, we announced an increase in wholesale prices across the United States, Puerto Rico and export chocolate and sugar confectionery lines.  This price increase was effective immediately, and represented a weighted average eleven percent increase on our instant consumable, multi-pack and packaged candy lines.  These changes approximated a ten percent increase over the entire domestic product line.

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

We implemented these pricing actions to help partially offset increases in input costs, including raw materials, fuel, utilities and transportation.

Net Sales

Net sales for the first quarter of 2009 increased over the comparable period of 2008 principally due to favorable price realization from price increases and increased sales for our international businesses.  These increases were offset somewhat by the impact of foreign currency exchange rates and sales volume decreases reflecting the impact of pricing elasticity.

Key Marketplace Metrics

Consumer takeaway decreased 6.7% during the first quarter of 2009 compared with the same period of 2008.  However, the first quarter of 2008 benefited from an early Easter season.  Excluding the impact of Easter sales, consumer takeaway increased 7.4% during the period.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 0.5 share points during the first quarter of 2009.  Excluding the impact of Easter sales, market share increased 0.9 share points.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase was primarily associated with significantly higher input costs, principally ingredient and energy costs, offset somewhat by improved supply chain productivity and the impact of the sales volume decreases.  The cost of sales increase was substantially offset by lower business realignment charges included in cost of sales of $4.1 million in the first quarter of 2009 compared with $25.2 million in the first quarter of 2008.

Approximately two-thirds of the gross margin increase was attributable to the impact of reduced costs for business realignment initiatives recorded in 2009 compared with 2008.  The remainder of the gross margin increase in the first quarter of 2009 compared with the first quarter of 2008 resulted from improved net price realization and improved margins for our international businesses.  These increases were substantially offset primarily by higher input costs for raw materials and energy.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses were higher due to increases in employee benefits expense, primarily pension expense, and higher incentive compensation and selling expenses. Increased advertising expenses, offset slightly by lower consumer promotions expense, also contributed to the increase.

Expenses of  $2.1 million related to our business realignment initiatives were included in selling, marketing and administrative expenses in the first quarter of 2009 compared with $1.4 million in the first quarter of 2008.

Business Realignment Initiatives

Business realignment charges of $12.8 million were recorded in the first quarter of 2009.  The charges were primarily related to plant closure expenses, employee separation and severance expenses and fixed asset impairments. Business realignment charges of $4.1 million were recorded in the first quarter of 2008 associated with the 2007 business realignment initiatives.  The charges were primarily associated with fixed asset impairments, plant closure expenses, and employee separation and contract termination costs, partially offset by gains on the sale of fixed assets.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first quarter of 2009 compared with the first quarter of 2008 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment charges of $19.0 million were recorded in the first quarter of 2009 compared with $30.7 million recorded in the first quarter of 2008, a decrease of $11.7 million.

EBIT margin increased from 10.6% for the first quarter of 2008 to 12.4% for the first quarter of 2009. The impact of net business realignment charges in 2009 reduced EBIT margin by 1.5 percentage points and in the first quarter of 2008, reduced EBIT margin by 2.6 percentage points.  The remainder of the increase was the result of the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales.

Interest Expense, Net

Net interest expense was lower in the first quarter of 2009 than the comparable period of 2008 primarily reflecting lower commercial paper borrowings and lower interest rates, offset marginally by lower capitalized interest in 2009 as compared with 2008.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 41.2% for the first quarter of 2009. The impact of tax rates associated with business realignment and impairment charges recorded during the quarter reduced the effective income tax rate by 0.7 percentage points.  The higher effective rate in the first quarter of 2009 resulted primarily from the accounting associated with certain tax events during the quarter.  We expect our income tax rate for the full year 2009 to be 36.2%, excluding the impact of tax benefits associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net income in the first quarter of 2009 was reduced by $10.1 million, or $0.05 per share-diluted, and was reduced by $20.7 million, or $0.09 per share-diluted, in the first quarter of 2008 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the first quarter of 2009 increased $0.01 as compared with the first quarter of 2008.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first three months of 2009, cash and cash equivalents increased by $33.8 million.

Cash provided from operations was sufficient to fund the repayment of short-term debt of $125.3 million, dividend payments of $65.7 million, capital additions and capitalized software expenditures of $37.5 million, a business acquisition of $15.2 million and the repurchase of Common Stock for $9.3 million.

Cash provided by changes in other assets and liabilities was $9.5 million for the first three months of 2009 compared with cash used of $92.7 million for the same period of 2008. The change in the amount of cash provided from (used by) other assets and liabilities from 2008 to 2009 primarily reflected the effect of hedging transactions, the timing of payments associated with selling and marketing programs, the impact of certain commodity transactions, as well as the impact of business realignment initiatives.

In March 2009, the Company completed the acquisition of the Van Houten Singapore consumer business.  The acquisition from Barry Callebaut, AG provides the Company with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty free distribution channels.  The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million.

During the first quarter of 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco. We received cash of $2.0 million from Bauducco and recorded an intangible asset of $13.7 million related to the agreement. We will maintain a 51% controlling interest in Hershey do Brasil.

Proceeds from the sale of manufacturing and distribution facilities and related equipment under the global supply chain transformation program were $0.1 million in the first quarter of 2009 and $44.3 million in the first quarter of 2008.

A receivable of approximately $14.3 million was included in prepaid expenses and other current assets as of April 5, 2009 and $14.5 million as of December 31, 2008 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The decrease primarily resulted from currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $45.8 million during the first three months of 2009 versus $45.3 million for the comparable period of 2008.  Income taxes paid were $16.7 million during the first three months of 2009 versus $5.8 million for the comparable period of 2008.  The increase in taxes paid in 2009 was primarily related to a higher payment for 2008 income taxes.

The ratio of current assets to current liabilities was 1.1:1.0 as of April 5, 2009 and December 31, 2008. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 83% as of April 5, 2009 from 85% as of December 31, 2008.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

In March 2008, the Company issued $250 million of 5.0% Notes due April 1, 2013 under the WKSI Registration Statement. The net proceeds of this debt issuance were used to repay a portion of the Company’s outstanding indebtedness under its short-term commercial paper program.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2008 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

For 2009, we continue to expect net sales growth of two to three percent from our pricing actions and core brand sales growth.  We expect unit sales volume to decline due to the elasticity effects of price increases implemented during 2008 which will result in higher everyday and promoted prices for consumers.  The impact of the declines in unit sales volume is expected to be more than offset by price realization.  We expect growth in net sales substantially driven by net price realization, offset somewhat by the impact of unfavorable foreign currency exchange rates.

We continue to expect our commodity cost basket to increase significantly in 2009 compared with 2008.  The total increase could be lower than the previous estimate of $175 million if current market prices, particularly for dairy products, continue through the remainder of the year.  The decline in the financial markets in 2008 significantly reduced the fair value of our pension plan assets which is expected to result in an increase in 2009 pension expense of approximately $70 million.  Despite these increases we plan to continue to invest in our core brands in the U.S. and key international markets to build on our momentum.  Specifically, advertising expense is expected to increase by 20 to 25 percent in 2009.  These cost increases will be more than offset by higher net pricing, savings from the global supply chain transformation program and on-going operating productivity improvement.  We continue to expect an increase in earnings per share-diluted in 2009, excluding business realignment charges; however, due to the significant commodity and pension costs increases, higher levels of core brand investment spending and current macroeconomic conditions, we expect growth in earnings per share-diluted to be at a rate below our long-term objective of six to eight percent.

For 2009, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program, including the increase in the scope of the program and non-cash pension settlement charges, to be in the range of $85 million to $120 million, or $0.24 to $0.33 per share-diluted.

Outlook for Global Supply Chain Transformation Program

We now expect total pre-tax charges and non-recurring project implementation costs for the global supply chain transformation program of $615 million to $665 million, including estimated pension settlement charges in 2009 and 2010.  This includes pension settlement charges recorded in 2007 and 2008 as required in accordance with FASB Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended) (“SFAS No. 88”).  Pension settlement charges are non-cash charges for the Company.  Such charges accelerate the recognition of pension expense related to actuarial gains and losses resulting from interest rate changes and differences in actual versus assumed returns on pension assets.  The Company normally amortizes actuarial gains and losses over a period of about 13 years.

The global supply chain transformation program charges recorded in 2007 and 2008 have included pension settlement charges of approximately $24.6 million as employees leaving the Company under the program have been withdrawing lump sums from the defined benefit pension plans.  In addition to these charges, incremental SFAS No. 88 pension settlement charges of $40 million to $65 million were added to the GSCT program estimates based upon the current trends of employee withdrawals, with $40 million to $50 million projected for 2009.

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

The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:

•
Issues or concerns related to the quality and safety of our products, ingredients or packaging could cause a product recall and/or result in harm to the Company’s reputation, negatively impacting our operating results;

•	Increases in raw material and energy costs could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic, and/or financial market conditions in the United States and abroad could negatively impact our financial results;

•	International operations could fluctuate unexpectedly and adversely impact our business;

•
Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results;

•	Pension costs or funding requirements could increase at a higher than anticipated rate;

•	Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect;

•	Implementation of our global supply chain transformation program may not occur within the anticipated timeframe and/or may exceed our cost estimates; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2008.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.9 million as of March 30, 2009 and was $1.0 million as of December 31, 2008.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $44.1 million as of December 31, 2008, to $42.2 million as of      April 5, 2009.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
January 1 through February 1, 2009	—	$ —	—	$100,017

February 2 through March 1, 2009	237,000	$ 37.18	—	$100,017

March 2 through April 5, 2009	15,000	$ 33.46	—	$100,017

Total	252,000		—

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 5, 2009 and March 30, 2008.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: May 13, 2009	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: May 13, 2009	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002