Form 10-Q
period 2009-07-05
HERSHEY CO
filed 2009-08-13
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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
Common Stock, $1 par value – 166,457,522 shares, as of July 24, 2009.
Class B Common Stock, $1 par value – 60,709,308 shares, as of July 24, 2009.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Statements of Income
Three months ended July 5, 2009 and June 29, 2008	3

Consolidated Statements of Income
Six months ended July 5, 2009 and June 29, 2008	4

Consolidated Balance Sheets
July 5, 2009 and December 31, 2008	5

Consolidated Statements of Cash Flows
Six months ended July 5, 2009 and June 29, 2008	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	23

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	29

Item 4. Controls and Procedures	29

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6. Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 5, 2009	June 29, 2008

Net Sales	$1,171,183	$1,105,437

Costs and Expenses:
Cost of sales	717,893	722,926
Selling, marketing and administrative	298,710	266,612
Business realignment and impairment charges, net	37,904	21,786

Total costs and expenses	1,054,507	1,011,324

Income before Interest and Income Taxes	116,676	94,113

Interest expense, net	22,734	23,610

Income before Income Taxes	93,942	70,503

Provision for income taxes	22,644	29,036

Net Income	$71,298	$41,467

Earnings Per Share - Basic - Class B Common Stock	$.29	$.17

Earnings Per Share - Diluted - Class B Common Stock	$.29	$.17

Earnings Per Share - Basic - Common Stock	$.32	$.19

Earnings Per Share - Diluted - Common Stock	$.31	$.18

Average Shares Outstanding - Basic - Common Stock	166,846	166,624

Average Shares Outstanding - Basic - Class B Common Stock	60,710	60,806

Average Shares Outstanding - Diluted	228,489	228,664

Cash Dividends Paid Per Share:
Common Stock	$.2975	$.2975
Class B Common Stock	$.2678	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 5, 2009	June 29, 2008

Net Sales	$2,407,214	$2,265,779

Costs and Expenses:
Cost of sales	1,513,696	1,506,816
Selling, marketing and administrative	573,166	516,561
Business realignment and impairment charges, net	50,742	25,871

Total costs and expenses	2,137,604	2,049,248

Income before Interest and Income Taxes	269,610	216,531

Interest expense, net	46,630	47,996

Income before Income Taxes	222,980	168,535

Provision for income taxes	75,788	63,823

Net Income	$147,192	$104,712

Earnings Per Share - Basic - Class B Common Stock	$.60	$.43

Earnings Per Share - Diluted - Class B Common Stock	$.60	$.43

Earnings Per Share - Basic - Common Stock	$.66	$.47

Earnings Per Share - Diluted - Common Stock	$.64	$.46

Average Shares Outstanding - Basic - Common Stock	166,817	166,701

Average Shares Outstanding - Basic - Class B Common Stock	60,710	60,806

Average Shares Outstanding - Diluted	228,396	228,798

Cash Dividends Paid Per Share:
Common Stock	$.5950	$.5950
Class B Common Stock	$.5356	$.5356

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	July 5, 2009	December 31, 2008

Current Assets:
Cash and cash equivalents	$28,768	$37,103
Accounts receivable - trade	272,542	455,153
Inventories	642,505	592,530
Deferred income taxes	65,854	70,903
Prepaid expenses and other	169,255	189,256
Total current assets	1,178,924	1,344,945
Property, Plant and Equipment, at cost	3,400,412	3,437,420
Less-accumulated depreciation and amortization	(1,959,882)	(1,978,471)
Net property, plant and equipment	1,440,530	1,458,949
Goodwill	563,622	554,677
Other Intangibles	125,315	110,772
Deferred Income Taxes	21,182	13,815
Other Assets	163,849	151,561
Total assets	$3,493,422	$3,634,719

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$279,706	$249,454
Accrued liabilities	460,304	504,065
Accrued income taxes	—	15,189
Short-term debt	245,434	483,120
Current portion of long-term debt	16,495	18,384
Total current liabilities	1,001,939	1,270,212
Long-term Debt	1,504,475	1,505,954
Other Long-term Liabilities	503,638	504,963
Deferred Income Taxes	26,190	3,646
Total liabilities	3,036,242	3,284,775
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued:none in 2009 and 2008	—	—
Common Stock, shares issued: 299,192,436 in 2009 and 299,190,836 in 2008	299,192	299,190
Class B Common Stock, shares issued: 60,709,308 in 2009 and 60,710,908 in 2008	60,709	60,711
Additional paid-in capital	375,559	352,375
Retained earnings	3,991,467	3,975,762
Treasury-Common Stock shares at cost: 132,777,431 in 2009 and 132,866,673 in 2008	(4,008,120)	(4,009,931)
Accumulated other comprehensive loss	(301,051)	(359,908)
The Hershey Company stockholders’ equity	417,756	318,199
Noncontrolling interests in subsidiaries	39,424	31,745
Total stockholders' equity	457,180	349,944
Total liabilities and stockholders' equity	$3,493,422	$3,634,719

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 5, 2009	June 29, 2008
Cash Flows Provided from (Used by) Operating Activities
Net Income	$147,192	$104,712
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	94,058	125,088
Stock-based compensation expense, net of tax of $11,270 and $6,546, respectively	20,567	11,537
Excess tax benefits from exercise of stock options	(1,069)	(559)
Deferred income taxes	38,495	39,795
Business realignment initiatives, net of tax of $24,898 and $23,774, respectively	36,765	46,155
Contributions to pension plans	(2,026)	(3,813)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	184,336	183,876
Inventories	(66,893)	(95,618)
Accounts payable	29,031	58,133
Other assets and liabilities	(34,275)	(149,234)
Net Cash Flows Provided from Operating Activities	446,181	320,072

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(66,273)	(138,374)
Capitalized software additions	(7,543)	(8,157)
Proceeds from sales of property, plant and equipment	3,061	76,860
Business acquisition	(15,220)	—
Proceeds from divestiture	—	1,960
Net Cash Flows (Used by) Investing Activities	(85,975)	(67,711)

Cash Flows Provided from (Used by) Financing Activities
Net decrease in short-term debt	(237,409)	(430,916)
Long-term borrowings	—	247,845
Repayment of long-term debt	(4,763)	(2,167)
Cash dividends paid	(131,487)	(131,481)
Exercise of stock options	6,041	21,114
Excess tax benefits from exercise of stock options	1,069	559
Contributions from noncontrolling interests in subsidiaries	7,322	—
Repurchase of Common Stock	(9,314)	(41,086)
Net Cash Flows (Used by) Financing Activities	(368,541)	(336,132)

Decrease in Cash and Cash Equivalents	(8,335)	(83,771)
Cash and Cash Equivalents, beginning of period	37,103	129,198

Cash and Cash Equivalents, end of period	$28,768	$45,427

Interest Paid	$46,665	$47,259

Income Taxes Paid	$109,182	$94,988

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

Our unaudited consolidated financial statements provided in this report include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions.  We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling stockholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We prepared these statements in accordance with the instructions to Form 10-Q.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2009 presentation.  Operating results for the six months ended July 5, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS No. 165”).  This new standard is effective for both interim and annual financial statements ending after June 15, 2009.  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

We adopted SFAS No. 165 as of July 5, 2009 and have evaluated all subsequent events through the date and time our financial statements were issued on August 13, 2009.  The adoption of this standard did not have a material impact on our financial accounting or reporting.  See Note 19 for related subsequent event disclosures.

2.           BUSINESS ACQUISITIONS AND DIVESTITURES

In January 2008 our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. The arrangement with Bauducco leverages Bauducco’s strong sales and distribution capabilities for our products throughout Brazil. Under this agreement we manufacture and market, and they sell and distribute our products. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for our conveying to Bauducco a 49% interest in Hershey do Brasil. We maintain a 51% controlling interest in Hershey do Brasil.

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

3.           NONCONTROLLING INTERESTS IN SUBSIDIARIES

As of January 1, 2009, the Company adopted FASB Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity.  In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be measured initially at fair value.

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

The increase in noncontrolling interests in subsidiaries from $31.7 million as of December 31, 2008 to $39.4 million as of July 5, 2009 reflected the $7.3 million contribution from the noncontrolling interests in Godrej Hershey Ltd. and the impact of currency translation adjustments, partially offset by a reduction resulting from the recording of the share of losses pertaining to the noncontrolling interests.  The recording of the share of losses pertaining to the noncontrolling interests in subsidiaries increased income by $2.4 million for the six months ended July 5, 2009 and by $3.2 million for the six months ended June 29, 2008 and was included in selling, marketing and administrative expenses.

4.  STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in millions of dollars)
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$20.3	$9.0	$31.5	$17.8
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$6.4	$3.4	$11.1	$6.4

The increase in share-based compensation expense for the second quarter and first six months of 2009 resulted from higher performance expectations for our PSU awards.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	July 5, 2009	June 29, 2008
Dividend yields	3.3%	2.4%
Expected volatility	21.6%	18.1%
Risk-free interest rates	2.1%	3.1%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of July 5, 2009, and the change during 2009 is presented below:

	For the Six Months Ended July 5, 2009
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	16,671,643	$42.08	6.6 years
Granted	3,145,970	$34.90
Exercised	(227,972)	$26.50
Forfeited	(353,653)	$44.58
Outstanding as of July 5, 2009	19,235,988	$41.04	6.5 years
Options exercisable as of July 5, 2009	10,599,968	$42.27	5.0 years

For the Six Months Ended
	July 5, 2009	June 29, 2008
Weighted-average fair value of options granted (per share)	$ 5.31	$ 6.21
Intrinsic value of options exercised (in millions of dollars)	$ 2.1	$ 4.9

—	As of July 5, 2009, the aggregate intrinsic value of options outstanding was $25.7 million and the aggregate intrinsic value of options exercisable was $18.9 million.

—
As of July 5, 2009, there was $37.0 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of July 5, 2009, and the change during 2009 is presented below:

Performance Stock Units and Restricted Stock Units	For the Six Months Ended July 5, 2009	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	766,209	$36.13
Granted	559,939	$35.00
Performance assumption change	561,420	$37.76
Vested	(243,027)	$34.55
Forfeited	(10,140)	$36.21
Outstanding as of July 5, 2009	1,634,401	$37.21

As of July 5, 2009, there was $38.7 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.4 years.

For the Six Months Ended
	July 5, 2009	June 29, 2008
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 8.1	$ 8.9

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 509,615 units as of July 5, 2009.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of July 5, 2009.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K and our proxy statement for the 2009 annual meeting of stockholders.

5.           INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Six Months Ended
	July 5, 2009	June 29, 2008
	(in thousands of dollars)
Interest expense	$48,466	$51,943
Interest income	(545)	(1,047)
Capitalized interest	(1,291)	(2,900)
Interest expense, net	$46,630	$47,996

6.           BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program or GSCT”) and, in December 2007, we initiated a business realignment program associated with our business in Brazil (together, “the 2007 business realignment initiatives”).  In December 2008, we approved a modest expansion in the scope of the global supply chain transformation program to include the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary, and consolidation of the associated production into existing U.S. facilities, along with rationalization of other select portfolio items.  The affected facilities are located in Berkeley and San Francisco, California.  The additional business realignment charges related to the expansion in scope will be recorded in 2009 and include severance for approximately 150 impacted employees.

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years.  The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The increase in scope approved in December 2008 increased the total expected cost by about $25 million.  In addition, the current trends of employee lump sum withdrawals from the defined benefit pension plans are expected to result in non-cash pension settlement charges of up to $65 million in 2009 and 2010.  Therefore, we now expect total pre-tax charges and non-recurring project implementation costs of $640 million to $665 million for the GSCT.  Total costs of $61.7 million were recorded during the first six months of 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program.

In an effort to improve the performance of our business in Brazil, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco.  Business realignment and impairment charges of $4.9 million were recorded in 2008 and charges of $12.6 million were recorded in 2007.

Charges (credits) associated with business realignment initiatives recorded during the three-month and six-month periods ended July 5, 2009 and June 29, 2008 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands of dollars)

Cost of sales – 2007 business realignment initiatives	$3,116	$15,027	$7,167	$40,181

Selling, marketing and administrative – 2007 business realignment initiatives	1,671	2,443	3,754	3,877

Business realignment and impairment charges, net:
Global supply chain transformation program
Losses (gains) on sale of fixed assets	—	7,110	—	(6,790)
Fixed asset impairments and plant closure expenses	6,546	5,488	16,889	15,265
Employee separation costs	383	3,242	2,878	7,131
Pension settlement loss	30,555	4,743	30,555	4,743
Contract termination costs	420	1,591	420	1,591
Brazilian business realignment
Employee separation (credits) costs	—	(334)	—	1,526
Fixed asset impairment (credits) charges	—	(5)	—	717
Contract termination costs and other exit (credits) costs	—	(49)	—	1,688
Total business realignment and impairment charges, net	37,904	21,786	50,742	25,871

Total net charges associated with 2007 business realignment initiatives	$42,691	$39,256	$61,663	$69,929

The charge of $3.1 million recorded in cost of sales during the second quarter of 2009 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $1.7 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  The $6.5 million of fixed asset impairments and plant closure expenses for 2009 related primarily to the preparation of plants for sale and line removal costs.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Certain real estate with a carrying value of $20.5 million was being held for sale as of July 5, 2009.  The global supply chain transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which are being closed.  As of July 5, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec have been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale.  The higher pension settlement loss in the second quarter of 2009 compared to the second quarter of 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the global supply chain transformation program.

The charge of $7.2 million recorded in cost of sales during the first six months of 2009 for the global supply chain transformation program related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $3.8 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program. The $16.9 million of fixed asset impairments and plant closure expenses related primarily to the preparation of plants for sale and line removal costs. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. The global supply chain transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which are being closed.

The charge of $15.0 million recorded in cost of sales during the second quarter of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $2.4 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $7.1 million of losses on sale of fixed assets resulted from the write-off of machinery and equipment at a plant which was sold during the quarter.  The $5.5 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and line removal costs. The global supply chain transformation program employee separation costs related to involuntary terminations at the North American manufacturing facilities which were being closed.

The charge of $40.2 million recorded in cost of sales during the first six months of 2008 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the global supply chain transformation program.  The $3.9 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The $6.8 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $15.3 million of fixed asset impairments and plant closure expenses for 2008 related primarily to the preparation of plants for sale and line removal costs.  The global supply chain transformation program employee separation costs related to involuntary terminations at the North American manufacturing facilities which were being closed.

The 2008 (credits) charges for the Brazilian business realignment were related to costs for involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

The July 5, 2009 liability balance relating to the 2007 business realignment initiatives was $14.3 million for employee separation costs to be paid primarily in 2009. Charges for employee separation costs of $3.1 million were recorded during the first six months of 2009. During the first six months of 2009, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $19.8 million principally related to employee separation costs.

7.           EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, we compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands except per share amounts)
Net income	$71,298	$41,467	$147,192	$104,712
Weighted-average shares - Basic
Common Stock	166,846	166,624	166,817	166,701
Class B Common Stock	60,710	60,806	60,710	60,806
Total weighted-average shares - Basic	227,556	227,430	227,527	227,507
Effect of dilutive securities:
Employee stock options	648	937	620	956
Performance and restricted stock units	285	297	249	335
Weighted-average shares - Diluted	228,489	228,664	228,396	228,798
Earnings Per Share - Basic
Class B Common Stock	$.29	$.17	$.60	$.43
Common Stock	$.32	$.19	$.66	$.47
Earnings Per Share - Diluted
Class B Common Stock	$.29	$.17	$.60	$.43
Common Stock	$.31	$.18	$.64	$.46

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

	For the Three Months Ended		For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
		(in millions)
Stock options excluded from diluted earnings per share calculation because the effect would have been antidilutive	15.6	12.8	17.1	12.8

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

As of July 5, 2009 and December 31, 2008, we classified all of our derivative instruments as cash flow hedges.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $9.6 million after tax as of July 5, 2009.  This amount was primarily associated with commodities futures contracts.

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

Foreign exchange forward contracts are effective as hedges of identifiable foreign currency commitments. Since there is a direct relationship between the foreign currency derivatives and the foreign currency denomination of the transactions, the derivatives are highly effective in hedging cash flows related to transactions denominated in the corresponding foreign currencies. We designate our foreign exchange forward contracts as cash flow hedging derivatives.

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

As of July 5, 2009, the fair value of foreign exchange forward contracts with gains totaled $7.2 million and the fair value of foreign exchange forward contracts with losses totaled $2.3 million.  Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies ranged from a contract amount of $.8 million to $35.6 million.  Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $13.6 million to $165.1 million.

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

Financial Statement Location and Amounts Pertaining to Derivative Instruments

The fair value of derivative instruments in the Consolidated Balance Sheet as of July 5, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
	(in thousands of dollars)
Prepaid expense and other current assets	$—	$7,161	$4,621
Other assets	$8,623	$—	$—
Accrued liabilities	$—	$2,275	$8,851

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

As of July 5, 2009, prepaid expense and other current assets were associated with the fair value of commodity options contracts.  Accrued liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 5, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
	(in thousands of dollars)
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$8,623	$1,634	$2,615
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$5,419	$(11,400)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$(431)

(a)
Gains (losses) reclassified from accumulated OCI into earnings were included in cost of sales for commodities futures and options contracts and in selling, marketing and administrative expenses for foreign exchange forward contracts and options.

(b)	Gains (losses) recognized in earnings were included in cost of sales.

All gains (losses) recognized in earnings were related to the ineffective portion of the hedging relationship.  We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

9.           COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended July 5, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$71,298

Other comprehensive income (loss):
Foreign currency translation adjustments	$18,371	$—	18,371
Pension and post-retirement benefit plans	39,953	(15,571)	24,382
Cash flow hedges:
Losses on cash flow hedging derivatives	(8,172)	3,320	(4,852)
Reclassification adjustments	5,755	(2,253)	3,502
Total other comprehensive income	$55,907	$(14,504)	41,403
Comprehensive income			$112,701

	For the Three Months Ended June 29, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$41,467

Other comprehensive income (loss):
Foreign currency translation adjustments	$3,787	$—	3,787
Pension and post-retirement benefit plans	4,830	(1,918)	2,912
Cash flow hedges:
Gains on cash flow hedging derivatives	63,561	(22,877)	40,684
Reclassification adjustments	(18,767)	6,761	(12,006)
Total other comprehensive income	$53,411	$(18,034)	35,377
Comprehensive income			$76,844

	For the Six Months Ended July 5, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$147,192

Other comprehensive income (loss):
Foreign currency translation adjustments	$16,604	$—	16,604
Pension and post-retirement benefit plans	48,098	(18,706)	29,392
Cash flow hedges:
Gains on cash flow hedging derivatives	12,872	(3,651)	9,221
Reclassification adjustments	5,981	(2,341)	3,640
Total other comprehensive income	$83,555	$(24,698)	58,857
Comprehensive income			$206,049

	For the Six Months Ended June 29, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$104,712

Other comprehensive income (loss):
Foreign currency translation adjustments	$(95)	$—	(95)
Pension and post-retirement benefit plans	4,924	(1,961)	2,963
Cash flow hedges:
Gains on cash flow hedging derivatives	97,300	(35,020)	62,280
Reclassification adjustments	(28,964)	10,452	(18,512)
Total other comprehensive income	$73,165	$(26,529)	46,636
Comprehensive income			$151,348

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	July 5, 2009	December 31, 2008
	(in thousands of dollars)
Foreign currency translation adjustments	$(13,149)	$(29,753)
Pension and post-retirement benefit plans, net of tax	(284,961)	(314,353)
Cash flow hedges, net of tax	(2,941)	(15,802)
Total accumulated other comprehensive loss	$(301,051)	$(359,908)

10.           INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	July 5, 2009	December 31, 2008
	(in thousands of dollars)
Raw materials	$281,960	$215,309
Goods in process	102,025	95,986
Finished goods	454,431	419,016
Inventories at FIFO	838,416	730,311
Adjustment to LIFO	(195,911)	(137,781)
Total inventories	$642,505	$592,530

The increase in raw material inventories as of July 5, 2009 resulted from the timing of deliveries to support manufacturing requirements and higher prices in 2009. The increase in finished goods inventories was primarily associated with seasonal sales patterns.

11.           SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement expires in December 2012. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 5, 2009, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

12.           LONG-TERM DEBT

In May 2006, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”). In March 2008, the Company issued $250 million of 5.0% Notes due April 1, 2013 under the WKSI Registration Statement. The net proceeds of this debt issuance were used to repay a portion of the Company’s outstanding indebtedness under its short-term commercial paper program.  The May 2006 WKSI Registration Statement expired in May 2009.  Accordingly, in May 2009, we filed a new registration statement on Form S-3 to replace the May 2006 WKSI Registration Statement.  The May 2009 WKSI Registration Statement registered an indeterminate amount of debt securities and was effective immediately.

13.           FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 5, 2009 and December 31, 2008, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,521.0 million as of July 5, 2009, compared with a fair value of $1,634.8 million, an increase of $113.8 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net asset of $8.6 million as of July 5, 2009.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	July 5, 2009
	Contract Amount	Primary Currencies
	(in millions of dollars)

Foreign exchange forward contracts to purchase foreign currencies	$9.7	Euros

Foreign exchange forward contracts to sell foreign currencies	$65.3	Canadian dollars

Our foreign exchange forward contracts mature in 2009 and 2010.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.           FAIR VALUE ACCOUNTING

As of January 1, 2008, we adopted certain provisions of FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS No. 157 applies when another standard required or permits assets or liabilities to be measured at fair value.  Accordingly, SFAS No. 157 does not require any new fair value measurements.  As of January 1, 2009, we adopted the remaining provisions of SFAS No. 157 relating to nonfinancial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis.  The adoption of SFAS No. 157 did not materially impact our consolidated financial statements.

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of July 5, 2009, is as follows:

Description	Fair Value as of July 5, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
Assets
Cash flow hedging derivatives	$20,405	$4,621	$15,784	$—

Liabilities
Cash flow hedging derivatives	$11,126	$8,851	$2,275	$—

As of July 5, 2009, cash flow hedging derivative Level 1 assets were associated with the fair value of commodity options contracts.  As of July 5, 2009, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  As of July 5, 2009, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts with losses.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

15.           INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state) and Canada.  During the second quarter of 2009, the U.S. Internal Revenue Service completed its audit of our U.S. income tax returns for 2005 and 2006, resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years.

16.           PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost (income) consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands of dollars)
Service cost	$6,421	$6,739	$381	$390
Interest cost	14,699	14,886	4,513	4,748
Expected return on plan assets	(17,852)	(26,575)	—	—
Amortization of prior service cost	302	324	(118)	(114)
Recognized net actuarial loss (gain)	8,246	(240)	(47)	(55)
Administrative expenses	93	91	—	—
Net periodic benefits cost (income)	11,909	(4,775)	4,729	4,969
Special termination benefits	—	147	—	—
Settlement losses	30,555	4,843	—	—
Total amount reflected in earnings	$42,464	$215	$4,729	$4,969

We made contributions of $.8 million and $5.6 million to the pension plans and other benefits plans, respectively, during the second quarter of 2009.  In the second quarter of 2008, we made contributions of $.5 million and $6.0 million to our pension and other benefits plans, respectively.  The contributions in 2009 and 2008 primarily reflected benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the second quarter of 2009, there was net periodic pension benefits expense of $11.9 million, compared with net periodic benefits income of $4.8 million in the second quarter of 2008.  The higher net periodic pension benefits expense primarily reflected the significant decline in the value of pension assets during 2008 reflecting the unprecedented

volatility and deterioration in financial market and economic conditions.   The special termination benefits and settlement losses recorded in the second quarter of 2009 and 2008 related to the 2007 business realignment initiatives.

Components of net periodic benefits cost (income) consisted of the following:

	Pension Benefits		Other Benefits
	For the Six Months Ended
	July 5, 2009	June 29, 2008	July 5, 2009	June 29, 2008
	(in thousands of dollars)
Service cost	$12,889	$14,764	$764	$877
Interest cost	29,282	29,899	9,330	10,170
Expected return on plan assets	(35,382)	(53,908)	—	—
Amortization of prior service cost	601	643	(238)	(228)
Recognized net actuarial loss (gain)	16,691	(287)	(73)	(2)
Administrative expenses	187	179	—	—
Net periodic benefits cost (income)	24,268	(8,710)	9,783	10,817
Special termination benefits	—	147	—	—
Settlement losses	30,555	4,843	—	—
Total amount reflected in earnings	$54,823	$(3,720)	$9,783	$10,817

We made contributions of $2.0 million and $12.2 million to the pension plans and other benefits plans, respectively, during the first six months of 2009.  In the first six months of 2008, we made contributions of $3.8 million and $11.9 million to our pension and other benefits plans, respectively.  The contributions in 2009 and 2008 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the first six months of 2009, there was net periodic pension benefits expense of $24.3 million, compared with net periodic pension benefits income of $8.7 million in the first six months of 2008.  The net periodic pension benefits expense was primarily due to the significant decline in the value of pension assets during 2008 reflecting the unprecedented volatility and deterioration in financial market and economic conditions.  The special termination benefits and settlement losses in the first six months of 2009 and 2008 related to the 2007 business realignment initiatives.

For 2009, there are no minimum funding requirements in excess of available credits for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  The Company may choose to make contributions to pension plans in excess of minimum funding requirements depending on pension asset performance during 2009.  We currently expect such contributions to be between $50 million and $100 million, including benefit payments from our non-qualified plans.

For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

17.           SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Six Months Ended July 5, 2009
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—

Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	252	9,314

Total share repurchases	252	9,314

Shares issued for stock options and incentive compensation	(341)	(11,125)

Net change	(89)	$(1,811)

In December 2006, our Board of Directors approved a $250 million share repurchase program. As of July 5, 2009, $100.0 million remained available for repurchases of Common Stock under this program.

18.           PENDING ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 addresses how information should be provided about transfers of financial assets; the effects of a transfer on a company’s financial position, performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 removes the concept of a qualifying special-purpose entity and modifies or eliminates certain other provisions related to transfers of financial assets. It also establishes additional requirements, including a requirement for enhanced disclosures to provide financial statement users with greater transparency.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities, and to provide more relevant and reliable information to users of financial statements.

SFAS Nos. 166 and 167 are effective for us as of January 1, 2010 and we are currently evaluating the impact on our consolidated financial statements upon adoption.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles —a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 becomes the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. It identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 168 is effective for us in our third quarter of 2009. There will be no impact on our consolidated financial statements upon adoption; however, this standard will impact our financial reporting as we begin to use the new codification when referring to GAAP in our financial statements.

19.           SUBSEQUENT EVENT

Arnold G. Langbo and Charles B. Strauss resigned from the Board of Directors of The Hershey Company effective August 10, 2009.  Following a decision by the Board of Directors to establish a Finance and Risk Management Committee that also delegated to such Committee responsibilities with respect to reviewing and monitoring the Company’s annual plan and certain strategic matters including but not limited to acquisitions and dispositions, Messrs. Langbo and Strauss decided to resign from the Board of Directors based on their views, expressed before the committee was established, that retaining responsibility for these matters with the Board of Directors as a whole was a better corporate governance structure for the Company.

Mr. Langbo served as chair of the Compensation and Executive Organization Committee of the Board of Directors and was a member of the Executive Committee of the Board at the time of his resignation.  Mr. Strauss was chair of the Audit Committee of the Board of Directors and was a member of the Compensation and Executive Organization Committee and the Executive Committee of the Board at the time of his resignation.  The Board of Directors has appointed Robert F. Cavanaugh, a current independent member of the Board, as chair of the Compensation and Executive Organization Committee and David L. Shedlarz, a current independent member of the Board, as chair of the Audit Committee. Pursuant to their appointments as chairs of Board committees, Messrs. Cavanaugh and Shedlarz will also become members of the Executive Committee.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	July 5, 2009	June 29, 2008	Percent Change Increase (Decrease)	July 5, 2009	June 29, 2008	Percent Change Increase (Decrease)
	(in thousands except per share amounts)
Net Sales	$ 1,171.2	$ 1,105.4	5.9%	$ 2,407.2	$ 2,265.8	6.2%
Cost of Sales	717.9	722.9	(0.7)%	1,513.7	1,506.8	0.5%
Gross Profit	453.3	382.5	18.5%	893.5	759.0	17.7%
Gross Margin	38.7%	34.6%		37.1%	33.5%
SM&A Expense	298.7	266.6	12.0%	573.2	516.6	11.0%
SM&A Expense as a percent of sales	25.5%	24.1%		23.8%	22.8%
Business Realignment Charges, net	37.9	21.8	74.0%	50.7	25.9	96.1%
EBIT	116.7	94.1	24.0%	269.6	216.5	24.5%
EBIT Margin	10.0%	8.5%		11.2%	9.6%
Interest Expense, net	22.7	23.6	(3.7)%	46.6	48.0	(2.8)%
Provision for Income Taxes	22.7	29.0	(22.0)%	75.8	63.8	18.7%
Effective Income Tax Rate	24.1%	41.2%		34.0%	37.9%
Net Income	$ 71.3	$ 41.5	71.9%	$ 147.2	$ 104.7	40.6%
Net Income Per Share-Diluted	$ .31	$ .18	72.2%	$ .64	$ .46	39.1%

Results of Operations - Second Quarter 2009 vs. Second Quarter 2008

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

We implemented these pricing actions to help offset increases in input costs, including raw materials, fuel, utilities and transportation, and to support increased investments in advertising and consumer-focused marketing programs.

Net Sales

Net sales for the second quarter of 2009 were higher than the comparable period of 2008 due to favorable price realization, offset somewhat by sales volume decreases primarily in the United States, reflecting the impact of pricing elasticity.  Increased sales for our international businesses were more than offset by the impact of foreign currency exchange rates which reduced net sales by approximately 2.1%.  The acquisition of the Van Houten Singapore business increased net sales by $2.9 million, or 0.3%.

Key Marketplace Metrics

Consumer takeaway increased 28.8% during the second quarter of 2009 compared with the same period of 2008 due to the timing of the Easter season.  Excluding seasonal sales, consumer takeaway increased 5.4%.   Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 0.5 share points during the second quarter of 2009.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales decreased slightly in the second quarter of 2009 compared with the same period of 2008.  The decrease was primarily due to lower sales volume, offset substantially by increased input and supply chain costs, principally reflecting higher pension expense and other overhead costs.  Input costs were higher in the second quarter of 2009 versus 2008, primarily reflecting higher raw material and energy costs.  Higher supply chain costs were offset somewhat by the impact of supply chain efficiencies and productivity, along with reduced costs for product obsolescence.  Business realignment charges of $3.1 million were included in cost of sales in the second quarter of 2009 compared with $15.0 million in the second quarter of 2008.

The increase in gross margin in the second quarter of 2009 compared with the second quarter of 2008 was primarily due to favorable price realization, offset partially by increased supply chain costs and higher input costs.  Approximately one-fourth of the gross margin increase was attributable to the impact of reduced costs for business realignment initiatives recorded in 2009 compared with 2008.

Selling, Marketing and Administrative

Higher selling, marketing and administrative costs were principally associated with higher incentive compensation, pension and other employee-related expenses.  Increased advertising expense, offset somewhat by a reduction in consumer promotions, also contributed to the increase.  Expenses of $1.7 million related to our business realignment initiatives were included in selling, marketing and administrative expenses in the second quarter of 2009 compared with $2.4 million in the second quarter of 2008.

Business Realignment Initiatives

Business realignment charges of $37.9 million were recorded in the second quarter of 2009 associated with the 2007 business realignment initiatives.  The charges were primarily related to pension settlement losses, plant closure expenses and fixed asset disposals. Business realignment charges of $21.8 million were recorded in the second quarter of 2008 primarily associated with employee separation costs, pension settlement losses, contract termination costs, fixed asset disposals and plant closure expenses.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the second quarter of 2009 compared with the second quarter of 2008 as a result of higher gross profit, partially offset by increased selling, marketing and administrative expenses and higher business realignment charges. Net pre-tax business realignment charges of $42.7 million were recorded in the second quarter of 2009 compared with $39.3 million recorded in the second quarter of 2008.

EBIT margin increased from 8.5% for the second quarter of 2008 to 10.0% for the second quarter of 2009. The increase was attributable to the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales. The impact of net business realignment charges reduced EBIT margin by 3.6 percentage points in both 2009 and 2008.

Interest Expense, Net

Net interest expense was lower in the second quarter of 2009 than the comparable period of 2008 primarily reflecting lower interest rates and lower average debt balances, offset partially by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 24.1% for the second quarter of 2009 compared with 41.2% for the same period of 2008.  This decrease reflects the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years in the second quarter.  The impact of tax rates associated with business realignment and impairment charges decreased the effective income tax rate by 4.2 percentage points in 2009 and increased the effective income tax rate by 2.2 percentage points in 2008.

Net Income and Net Income Per Share

Net income in the second quarter of 2009 was reduced by $26.7 million, or $0.12 per share-diluted, and was reduced by $25.5 million, or $0.11 per share-diluted, in the second quarter of 2008 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment charges in each period, earnings per share-diluted in the second quarter of 2009 increased $0.14, or 48.3% as compared with the second quarter of 2008.

Results of Operations – First Six Months 2009 vs. First Six Months 2008

Net Sales

The increase in net sales was attributable to favorable price realization from list price increases, offset somewhat by sales volume decreases, primarily in the United States.  Sales volume increases for our international businesses were more than offset by the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 2.3%.  The acquisition of Van Houten Singapore increased net sales by $4.0 million, or 0.2%, in the first six months of 2009.

Key Marketplace Metrics

Consumer takeaway increased 8.9% during the first six months of 2009 compared with the same period of 2008.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels improved by 0.5 share points during the first six months of 2009.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase in the first six months of 2009 compared with 2008 was primarily associated with higher input costs, particularly raw materials and energy, and increased supply chain costs.  These increases were substantially offset by the impact of sales volume decreases, improved supply chain efficiencies and productivity, and lower product obsolescence costs.  Lower business realignment charges included in cost of sales in 2009 compared with 2008 also substantially offset the cost of sales increases.  Business realignment charges of $7.2 million were included in cost of sales in the first six months of 2009, compared with $40.2 million in the prior year.

The gross margin improvement resulted primarily from favorable price realization, offset partially by increased input and supply chain costs.  Approximately one-third of the gross margin increase was attributable to the impact of business realignment initiatives recorded in 2009 compared with 2008.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily as a result of higher administrative and selling costs, principally associated with higher pension, incentive compensation and other employee-related expenses.  An increase in advertising expense was partly offset by lower consumer promotions.  Expenses of $3.8 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expenses in 2009 compared with $3.9 million in 2008.

Business Realignment Initiatives

Business realignment charges of $50.7 million were recorded in the first six months of 2009 compared with $25.9 million in the same period of 2008.  The charges in 2009 were primarily related to pension settlement losses, plant closure expenses, fixed asset impairments and employee separation costs.  Business realignment charges recorded in 2008 primarily related to fixed asset impairments and plant closure expenses, in addition to employee separation costs, offset partially by gains on sales of fixed assets.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first six months of 2009 compared with the first six months of 2008 principally as a result of higher gross profit, offset by increased selling, marketing and administrative expenses and increased business realignment charges.  Net pre-tax business realignment charges of $61.7 million were recorded in the first six months of 2009 compared with $69.9 million recorded in the first six months of 2008, a decrease of $8.2 million.

EBIT margin increased from 9.6% for the first six months of 2008 to 11.2% for the first six months of 2009. The increase in EBIT margin was the result of the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales. The impact of net business realignment charges in the first six months of 2009 reduced EBIT margin by 2.6 percentage points and in the first six months of 2008 reduced EBIT margin by 3.0 percentage points.

Interest Expense, Net

Net interest expense was lower in the first six months of 2009 than the comparable period of 2008 primarily due to lower interest rates and lower average debt balances, partially offset by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 34.0% for the first six months of 2009 and was decreased by 1.4 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the first six months.  We expect our effective income tax rate for the full year 2009 to be approximately 36.0%, excluding the impact of tax rates associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net income in the first six months of 2009 was reduced by $36.8 million, or $0.17 per share-diluted, and was reduced by $46.2 million, or $0.20 per share-diluted, in the first six months of 2008 as a result of net charges associated with our business realignment initiatives.  After considering the impact of business realignment charges in each period, earnings per share-diluted in the first six months of 2009 increased $0.15 as compared with the first six months of 2008.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first six months of 2009, cash and cash equivalents decreased by $8.3 million.

Cash provided from operations was sufficient to fund the repayment of short-term debt of $237.4 million, dividend payments of $131.5 million, and capital additions and capitalized software expenditures of $73.8 million.

Net cash provided from operating activities was $446.2 million in 2009 and $320.1 million in 2008.  The increase was primarily the result of higher net income and the change in cash used by other assets and liabilities which decreased to $34.3 million for the first six months of 2009 from $149.2 million for the same period of 2008. The decrease in the amount of cash used by other assets and liabilities from 2008 to 2009 primarily reflected the impact of business realignment initiatives, employee benefits and payroll, as well as the timing of payments associated with selling and marketing programs.  Cash provided from working capital was $146.5 million in 2009 and $146.4 million in 2008.

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

Proceeds from the sale of manufacturing and distribution facilities and related equipment under the global supply chain transformation program were $3.1 million in the first six months of 2009 and $76.9 million in the first six months of 2008.

A receivable of approximately $15.1 million was included in prepaid expenses and other current assets as of July 5, 2009 and $14.5 million as of December 31, 2008 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The increase primarily resulted from currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $46.7 million during the first six months of 2009 versus $47.3 million for the comparable period of 2008.  Income taxes paid were $109.2 million during the first six months of 2009 versus $95.0 million for the comparable period of 2008.  The increase in taxes paid in 2009 was primarily related to the impact of higher annualized taxable income in 2009.

The ratio of current assets to current liabilities increased to 1.2:1.0 as of July 5, 2009 from 1.1:1.0 as of December 31, 2008. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 79% as of July 5, 2009 from 85% as of December 31, 2008.

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

For 2009, we now expect full year net sales growth to be within our three to five percent long-term objective from our pricing actions and core brand sales growth.  We expect growth in net sales substantially driven by net price realization and our brand-building initiatives, offset somewhat by the impact of unfavorable foreign currency exchange rates.  We expect unit sales volume to decline due to the elasticity effects of price increases implemented during 2008 which will result in higher everyday and promoted prices for consumers.  The decline in sales volume will be mitigated somewhat by our brand-building initiatives, as the impact of the declines in unit sales volume is expected to be more than offset by price realization.

We continue to expect our commodity cost basket to increase significantly in 2009 compared with 2008, although the total increase is expected to be less than our initial estimate of $175 million.  We currently do not expect material price inflation for dairy products during the remainder of the year.  The decline in the financial markets in 2008 significantly reduced the fair value of our pension plan assets which is expected to result in an increase in 2009 pension expense of approximately $70 million.  Despite these increases we plan to continue to invest in our core brands in the U.S. and key international markets to build on our momentum.  Specifically, advertising expense is now expected to increase by 40 to 45 percent in 2009 and we expect to make further investments in category management and global go-to-market capabilities.  These cost increases will be more than offset by higher net pricing, savings from the global supply chain transformation program and on-going operating productivity improvement.  We continue to expect an increase in earnings per share-diluted in 2009, excluding business realignment charges; with growth in adjusted earnings per share-diluted to be slightly above our long-term objective of six to eight percent.

For 2009, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program, including the increase in the scope of the program and non-cash pension settlement losses, to be in the range of $85 million to $120 million, or $0.24 to $0.33 per share-diluted.

Outlook for Global Supply Chain Transformation Program

We now expect total pre-tax charges and non-recurring project implementation costs for the global supply chain transformation program of $640 million to $665 million, including estimated pension settlement losses in 2009 and

2010.  This includes pension settlement losses recorded in 2007 and 2008 as required in accordance with FASB Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended) (“SFAS No. 88”).  Pension settlement losses are non-cash charges for the Company.  Such charges accelerate the recognition of pension expense related to actuarial gains and losses resulting from interest rate changes and differences in actual versus assumed returns on pension assets.  The Company normally amortizes actuarial gains and losses over a period of about 13 years.

The global supply chain transformation program charges recorded in 2007 and 2008 included pension settlement losses of approximately $24.6 million as employees leaving the Company under the program have been withdrawing lump sums from the defined benefit pension plans.  An additional $30.6 million in pension settlement losses were recorded in the first six months of 2009.  In addition to these charges, incremental SFAS No. 88 pension settlement losses of $15 million to $34 million were added to the GSCT program estimates based upon the current trends of employee withdrawals, with $15 million to $20 million projected for 2009.

Subsequent Event

Arnold G. Langbo and Charles B. Strauss resigned from the Board of Directors of The Hershey Company effective August 10, 2009.  Following a decision by the Board of Directors to establish a Finance and Risk Management Committee that also delegated to such Committee responsibilities with respect to reviewing and monitoring the Company’s annual plan and certain strategic matters including but not limited to acquisitions and dispositions, Messrs. Langbo and Strauss decided to resign from the Board of Directors based on their views, expressed before the committee was established, that retaining responsibility for these matters with the Board of Directors as a whole was a better corporate governance structure for the Company.

Mr. Langbo served as chair of the Compensation and Executive Organization Committee of the Board of Directors and was a member of the Executive Committee of the Board at the time of his resignation.  Mr. Strauss was chair of the Audit Committee of the Board of Directors and was a member of the Compensation and Executive Organization Committee and the Executive Committee of the Board at the time of his resignation.  The Board of Directors has appointed Robert F. Cavanaugh, a current independent member of the Board, as chair of the Compensation and Executive Organization Committee and David L. Shedlarz, a current independent member of the Board, as chair of the Audit Committee. Pursuant to their appointments as chairs of Board committees, Messrs. Cavanaugh and Shedlarz will also become members of the Executive Committee.

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

•	Increases in raw material and energy costs could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic, and/or financial market conditions in the United States and abroad could negatively impact our financial results;

•	International operations could fluctuate unexpectedly and adversely impact our business;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $1.4 million as of July 5, 2009 and was $1.0 million as of December 31, 2008.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $44.1 million as of December 31, 2008, to $36.3 million as of July 5, 2009.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
April 6 through May 3, 2009	—	$—	—	$100,017

May 4 through May 31, 2009	—	$—	—	$100,017

June 1 through July 5, 2009	—	$—	—	$100,017

Total	—		—

Item 4 – Submission of Matters to a Vote of Security Holders

The Hershey Company’s Annual Meeting of Stockholders was held on April 30, 2009.  The following directors were elected by the holders of Common Stock and Class B Common Stock, voting together without regard to class:

Name	Votes For	Votes Withheld
Robert F. Cavanaugh	711,894,443	38,873,176
Charles A. Davis	746,751,340	4,016,279
James E. Nevels	712,132,109	38,635,510
Thomas J. Ridge	746,028,492	4,739,127
David L. Shedlarz	748,657,312	2,110,307
David J. West	746,832,723	3,934,896
LeRoy S. Zimmerman	743,993,559	6,774,060

The following directors were elected by the holders of the Common Stock voting as a class:

Name	Votes For	Votes Withheld
Arnold G. Langbo	109,733,596	34,741,153
Charles B. Strauss	110,264,653	34,210,096

Holders of the Common Stock and the Class B Common Stock, voting together, ratified the appointment of KPMG LLP as the Company’s independent auditors for 2009.  Stockholders cast 749,355,446 votes for the appointment, 1,121,605 votes against the appointment and abstained from casting 290,568 votes on the appointment of independent auditors.

No other matters were submitted for stockholder action.

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

10.1	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan.

10.2	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of July 1, 2009.

12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 5, 2009 and June 29, 2008.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.REF	XBRL Taxonomy Extension Reference Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: August 13, 2009	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: August 13, 2009	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan

Exhibit 10.2	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of July 1, 2009

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.REF	XBRL Taxonomy Extension Reference Linkbase