Form 10-Q
period 2009-10-04
HERSHEY CO
filed 2009-11-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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
Common Stock, $1 par value – 167,011,152 shares, as of October 23, 2009.  Class B Common Stock,
$1 par value – 60,708,908 shares, as of October 23, 2009.

THE HERSHEY COMPANY

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	October 4, 2009	September 28, 2008

Net Sales	$1,484,118	$1,489,609

Costs and Expenses:
Cost of sales	895,020	988,380
Selling, marketing and administrative	301,466	272,401
Business realignment and impairment charges, net	8,008	8,877

Total costs and expenses	1,204,494	1,269,658

Income before Interest and Income Taxes	279,624	219,951

Interest expense, net	22,302	24,915

Income before Income Taxes	257,322	195,036

Provision for income taxes	95,299	70,498

Net Income	$162,023	$124,538

Earnings Per Share - Basic - Class B Common Stock	$.66	$.51

Earnings Per Share - Diluted - Class B Common Stock	$.65	$.51

Earnings Per Share - Basic - Common Stock	$.73	$.56

Earnings Per Share - Diluted - Common Stock	$.71	$.54

Average Shares Outstanding - Basic - Common Stock	167,299	166,682

Average Shares Outstanding - Basic - Class B Common Stock	60,709	60,784

Average Shares Outstanding - Diluted	229,553	228,670

Cash Dividends Paid Per Share:
Common Stock	$.2975	$.2975
Class B Common Stock	$.2678	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	October 4, 2009	September 28, 2008

Net Sales	$3,891,332	$3,755,388

Costs and Expenses:
Cost of sales	2,408,716	2,495,196
Selling, marketing and administrative	874,632	788,962
Business realignment and impairment charges, net	58,750	34,748

Total costs and expenses	3,342,098	3,318,906

Income before Interest and Income Taxes	549,234	436,482

Interest expense, net	68,932	72,911

Income before Income Taxes	480,302	363,571

Provision for income taxes	171,087	134,321

Net Income	$309,215	$229,250

Earnings Per Share - Basic - Class B Common Stock	$1.26	$.93

Earnings Per Share - Diluted - Class B Common Stock	$1.26	$.93

Earnings Per Share - Basic - Common Stock	$1.39	$1.03

Earnings Per Share - Diluted - Common Stock	$1.35	$1.00

Average Shares Outstanding - Basic - Common Stock	166,980	166,696

Average Shares Outstanding - Basic - Class B Common Stock	60,710	60,798

Average Shares Outstanding - Diluted	228,784	228,757

Cash Dividends Paid Per Share:
Common Stock	$.8925	$.8925
Class B Common Stock	$.8034	$.8034

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	October 4, 2009	December 31, 2008

Current Assets:
Cash and cash equivalents	$119,253	$37,103
Accounts receivable - trade	567,609	455,153
Inventories	559,318	592,530
Deferred income taxes	31,164	70,903
Prepaid expenses and other	185,293	189,256
Total current assets	1,462,637	1,344,945
Property, Plant and Equipment, at cost	3,348,034	3,437,420
Less-accumulated depreciation and amortization	(1,935,216)	(1,978,471)
Net property, plant and equipment	1,412,818	1,458,949
Goodwill	567,163	554,677
Other Intangibles	125,345	110,772
Deferred Income Taxes	24,776	13,815
Other Assets	180,368	151,561
Total assets	$3,773,107	$3,634,719

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$285,231	$249,454
Accrued liabilities	546,425	504,065
Accrued income taxes	33,652	15,189
Short-term debt	227,389	483,120
Current portion of long-term debt	15,632	18,384
Total current liabilities	1,108,329	1,270,212
Long-term Debt	1,503,435	1,505,954
Other Long-term Liabilities	481,105	504,963
Deferred Income Taxes	42,721	3,646
Total liabilities	3,135,590	3,284,775
Stockholders’ Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2009 and 2008	—	—
Common Stock, shares issued: 299,192,836 in 2009 and 299,190,836 in 2008	299,192	299,190
Class B Common Stock, shares issued: 60,708,908 in 2009 and 60,710,908 in 2008	60,709	60,711
Additional paid-in capital	386,842	352,375
Retained earnings	4,087,572	3,975,762
Treasury-Common Stock shares, at cost: 132,194,512 in 2009 and 132,866,673 in 2008	(3,989,117)	(4,009,931)
Accumulated other comprehensive loss	(248,128)	(359,908)
The Hershey Company stockholders’ equity	597,070	318,199
Noncontrolling interests in subsidiaries	40,447	31,745
Total stockholders’ equity	637,517	349,944
Total liabilities and stockholders’ equity	$3,773,107	$3,634,719

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	October 4, 2009	September 28, 2008
Cash Flows Provided from (Used by) Operating Activities
Net Income	$309,215	$229,250
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	138,874	190,762
Stock-based compensation expense, net of tax of $15,793 and $9,892, respectively	28,077	17,283
Excess tax benefits from exercise of stock options	(3,002)	(769)
Deferred income taxes	70,125	58,367
Business realignment initiatives, net of tax of $29,429 and $33,529, respectively	43,250	67,430
Contributions to pension plans	(45,834)	(24,620)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	(110,731)	(127,564)
Inventories	17,894	(62,809)
Accounts payable	34,556	94,593
Other assets and liabilities	153,124	(193,332)
Net Cash Flows Provided from Operating Activities	635,548	248,591

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(94,465)	(198,446)
Capitalized software additions	(12,416)	(12,672)
Proceeds from sales of property, plant and equipment	4,907	77,180
Business acquisition	(15,220)	—
Proceeds from divestiture	—	1,960
Net Cash Flows (Used by) Investing Activities	(117,194)	(131,978)

Cash Flows Provided from (Used by) Financing Activities
Net decrease in short-term debt	(255,287)	(137,575)
Long-term borrowings	—	247,845
Repayment of long-term debt	(6,474)	(3,281)
Cash dividends paid	(197,405)	(197,218)
Exercise of stock options	21,952	34,635
Excess tax benefits from exercise of stock options	3,002	769
Contributions from noncontrolling interests in subsidiaries	7,322	—
Repurchase of Common Stock	(9,314)	(55,354)
Net Cash Flows (Used by) Financing Activities	(436,204)	(110,179)

Increase in Cash and Cash Equivalents	82,150	6,434
Cash and Cash Equivalents, beginning of period	37,103	129,198

Cash and Cash Equivalents, end of period	$119,253	$135,632

Interest Paid	$91,508	$87,672

Income Taxes Paid	$140,778	$115,977

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

Our unaudited consolidated financial statements provided in this report include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions.  We have a controlling financial interest if we own a majority of the outstanding voting common stock and noncontrolling stockholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary. We prepared these statements in accordance with the instructions to Form 10-Q.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation.  We reclassified certain prior year amounts to conform to the 2009 presentation.  Operating results for the nine months ended October 4, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued a new standard effective for both interim and annual financial statements ending after June 15, 2009.  It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In our second quarter of 2009, we adopted this new standard which did not have a material impact on our financial accounting or disclosure.

We evaluated all subsequent events through the date and time our financial statements were issued on November 12, 2009.  No subsequent events occurred during this reporting period that require recognition or disclosure in this filing.

2.        BUSINESS ACQUISITIONS AND DIVESTITURES

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

In March 2009, our Company completed the acquisition of the Van Houten Singapore consumer business.  The acquisition from Barry Callebaut, AG provides our Company with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty free distribution channels.  The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million.

Results subsequent to the acquisition dates were included in the consolidated financial statements.  Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

3.        NONCONTROLLING INTERESTS IN SUBSIDIARIES

As of January 1, 2009, the Company adopted a FASB accounting standard that establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity.  In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be measured initially at fair value.

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

The increase in noncontrolling interests in subsidiaries from $31.7 million as of December 31, 2008 to $40.4 million as of October 4, 2009 reflected the $7.3 million contribution from the noncontrolling interests in Godrej Hershey Ltd. and the impact of currency translation adjustments, partially offset by a reduction resulting from the recording of the share of losses pertaining to the noncontrolling interests.  The share of losses pertaining to the noncontrolling interests in subsidiaries was $2.7 million for the nine months ended October 4, 2009 and $4.1 million for the nine months ended September 28, 2008.  This was reflected in selling, marketing and administrative expenses.

4.        STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in millions of dollars)
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$12.0	$8.9	$43.5	$26.7
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.6	$3.2	$15.7	$9.6

The increase in share-based compensation expense for the third quarter and first nine months of 2009 resulted from the higher performance expectations for our PSU awards.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	October 4, 2009	September 28, 2008
Dividend yield	3.3%	2.4%
Expected volatility	21.6%	18.1%
Risk-free interest rates	2.1%	3.1%
Expected lives in years	6.6	6.6

Stock Options

A summary of the status of our stock options as of October 4, 2009, and the change during 2009 is presented below:

	For the Nine Months Ended October 4, 2009
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of year	16,671,643	$42.08	6.6 years
Granted	3,160,470	$34.92
Exercised	(792,751)	$27.69
Forfeited	(402,506)	$44.40
Outstanding as of October 4, 2009	18,636,856	$41.43	6.4 years
Options exercisable as of October 4, 2009	10,968,359	$43.34	4.8 years

	For the Nine Months Ended
	October 4, 2009	September 28, 2008
Weighted-average fair value of options granted (per share)	$5.31	$6.20
Intrinsic value of options exercised (in millions of dollars)	$8.9	$8.3

•	As of October 4, 2009, the aggregate intrinsic value of options outstanding was $56.0 million and the aggregate intrinsic value of options exercisable was $30.3 million.

•
As of October 4, 2009, there was $30.9 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of October 4, 2009, and the change during 2009 is presented below:

Performance Stock Units and Restricted Stock Units	For the Nine Months Ended October 4, 2009	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	766,209	$36.13
Granted	571,348	$35.06
Performance assumption change	497,639	$38.45
Vested	(276,094)	$34.50
Forfeited	(17,376)	$35.60
Outstanding as of October 4, 2009	1,541,726	$38.51

As of October 4, 2009, there was $33.4 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.1 years.

For the Nine Months Ended
	October 4, 2009	September 28, 2008
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 9.0	$ 9.4

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 516,104 units as of October 4, 2009.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of October 4, 2009.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K and our proxy statement for the 2009 annual meeting of stockholders.

5.        INTEREST EXPENSE

Net interest expense consisted of the following:
	For the Nine Months Ended
	October 4, 2009	September 28, 2008
	(in thousands of dollars)
Interest expense	$71,693	$78,775
Interest income	(693)	(1,305)
Capitalized interest	(2,068)	(4,559)
Interest expense, net	$68,932	$72,911

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

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years.  The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs.  The increase in scope approved in December 2008 increased the total expected cost by about $25 million.  In addition, the current trends of employee lump sum withdrawals from the defined benefit pension plans are expected to result in non-cash pension settlement losses from $30 million to $40 million during the remainder of 2009 and 2010, in addition to the $36.7 million recorded during the first nine months of 2009.  Therefore, we continue to expect total pre-tax charges and non-recurring project implementation costs of $640 million to $665 million for the GSCT.  Total costs of $72.7 million were recorded during the first nine months of 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program.

In an effort to improve the performance of our business in Brazil, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco.  Business realignment and impairment charges of $4.9 million were recorded in 2008.

Charges (credits) associated with business realignment initiatives recorded during the three-month and nine-month periods ended October 4, 2009 and September 28, 2008 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands of dollars)

Cost of sales: 2007 business realignment initiatives	$1,325	$19,965	$8,492	$60,146

Selling, marketing and administrative: 2007 business realignment initiatives	1,683	2,188	5,437	6,065

Business realignment and impairment charges, net:
Global supply chain transformation program:
Losses (gains) on sale of fixed assets	—	233	—	(6,557)
Fixed asset impairments and plant closure expenses	1,584	1,755	18,473	17,020
Employee separation costs	193	3,984	3,071	11,115
Pension settlement loss	6,181	1,882	36,736	6,625
Contract termination costs	50	1	470	1,592
Brazilian business realignment:
Employee separation costs	—	92	—	1,618
Fixed asset impairment charges	—	35	—	752
Contract termination and other exit costs	—	895	—	2,583
Total business realignment and impairment charges, net	8,008	8,877	58,750	34,748

Total net charges associated with 2007 business realignment initiatives	$11,016	$31,030	$72,679	$100,959

The charge of $1.3 million recorded in cost of sales during the third quarter of 2009 related primarily to the start-up costs associated with the global supply chain transformation program.  The $1.7 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program.  The $1.6 million of fixed asset impairments and plant closure expenses for 2009 related primarily to the preparation of plants for sale and production line removal costs.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Certain real estate with a carrying value of $12.9 million was being held for sale as of October 4, 2009.  The global supply chain transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which have been closed.  As of October 4, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec have been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale.  The higher pension settlement loss in the third quarter of 2009 compared to the third quarter of 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the global supply chain transformation program.

The charge of $8.5 million recorded in cost of sales during the first nine months of 2009 for the global supply chain transformation program related to start-up costs associated with the global supply chain transformation program and the accelerated depreciation of fixed assets over a reduced estimated remaining useful life.  The $5.4 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program. The $18.5 million of fixed asset impairments and plant closure expenses related primarily to the preparation of plants for sale and production line removal costs. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. The global supply chain transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which have been closed.  The higher pension settlement loss in the first nine months of 2009 compared to the first nine months of 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the global supply chain transformation program.

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

The 2008  Brazilian business realignment charges were related to costs for involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

The October 4, 2009 liability balance relating to the 2007 business realignment initiatives was $9.8 million for employee separation costs.  During the first nine months of 2009, we made payments against the liabilities recorded for the 2007 business realignment initiatives of $24.7 million principally related to employee separation costs.

7.        EARNINGS PER SHARE

We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands except per share amounts)
Net income	$162,023	$124,538	$309,215	$229,250
Weighted-average shares - Basic
Common Stock	167,299	166,682	166,980	166,696
Class B Common Stock	60,709	60,784	60,710	60,798
Total weighted-average shares - Basic	228,008	227,466	227,690	227,494
Effect of dilutive securities:
Employee stock options	1,116	904	785	939
Performance and restricted stock units	429	300	309	324
Weighted-average shares - Diluted	229,553	228,670	228,784	228,757
Earnings Per Share - Basic
Class B Common Stock	$.66	$.51	$1.26	$.93
Common Stock	$.73	$.56	$1.39	$1.03
Earnings Per Share - Diluted
Class B Common Stock	$.65	$.51	$1.26	$.93
Common Stock	$.71	$.54	$1.35	$1.00

The Class B Common Stock is convertible into Common Stock on a share for share basis at any time.  The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

8.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We classify derivatives as assets or liabilities on the balance sheet. Accounting for the change in fair value of the derivative depends on:

—	whether the instrument qualifies for, and has been designated as, a hedging relationship; and

—	the type of hedging relationship.

There are three types of hedging relationships:

—	cash flow hedge;

—	fair value hedge; and

—	hedge of foreign currency exposure of a net investment in a foreign operation.

As of October 4, 2009 and December 31, 2008, we classified all of our derivative instruments as cash flow hedges.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures contracts, expected to be reclassified into earnings in the next twelve months was approximately $10.7 million after tax as of October 4, 2009.  This amount was primarily associated with commodities futures contracts.

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

As of October 4, 2009, the fair value of foreign exchange forward contracts with gains totaled $5.8 million and the fair value of foreign exchange forward contracts with losses totaled $6.4 million.  Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies ranged from a contract amount of $.8 million to $31.9 million.  Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $14.7 million to $165.1 million.

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

We use exchange traded futures contracts to fix the price of unpriced physical forward purchase contracts. Physical forward purchase contracts meet the definition of “normal purchase and sales” and, therefore, are not accounted for as derivative instruments.  On a daily basis, we receive or make cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses). As mentioned above, such gains and losses are included as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for payment of future invoice prices for raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

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

Financial Statement Location and Amounts Pertaining to Derivative Instruments

The fair value of derivative instruments in the Consolidated Balance Sheet as of October 4, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
	(in thousands of dollars)
Prepaid expense and other current assets	$—	$4,700	$26,409
Other assets	$3,473	$1,114	$—
Accrued liabilities	$—	$5,519	$17,468
Other long-term liabilities	$—	$928	$—

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

As of October 4, 2009, prepaid expense and other current assets were associated with the fair value of commodity options contracts.  Accrued liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 4, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
	(in thousands of dollars)
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$3,473	$(957)	$79,758
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$6,916	$2,800
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$306

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

9.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended October 4, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$162,023

Other comprehensive income (loss):
Foreign currency translation adjustments	$10,674	$—	10,674
Pension and post-retirement benefit plans	16,615	(6,789)	9,826
Cash flow hedges:
Gains on cash flow hedging derivatives	69,402	(27,449)	41,953
Reclassification adjustments	(15,697)	6,167	(9,530)
Total other comprehensive income	$80,994	$(28,071)	52,923
Comprehensive income			$214,946

	For the Three Months Ended September 28, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$124,538

Other comprehensive income (loss):
Foreign currency translation adjustments	$(17,153)	$—	(17,153)
Pension and post-retirement benefit plans	4,438	(1,817)	2,621
Cash flow hedges:
Losses on cash flow hedging derivatives	(62,646)	22,090	(40,556)
Reclassification adjustments	(10,365)	3,737	(6,628)
Total other comprehensive loss	$(85,726)	$24,010	(61,716)
Comprehensive income			$62,822

	For the Nine Months Ended October 4, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$309,215

Other comprehensive income (loss):
Foreign currency translation adjustments	$27,278	$—	27,278
Pension and post-retirement benefit plans	64,713	(25,495)	39,218
Cash flow hedges:
Gains on cash flow hedging derivatives	82,274	(31,100)	51,174
Reclassification adjustments	(9,716)	3,826	(5,890)
Total other comprehensive income	$164,549	$(52,769)	111,780
Comprehensive income			$420,995

	For the Nine Months Ended September 28, 2008
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
	(in thousands of dollars)
Net income			$229,250

Other comprehensive income (loss):
Foreign currency translation adjustments	$(17,248)	$—	(17,248)
Pension and post-retirement benefit plans	9,362	(3,778)	5,584
Cash flow hedges:
Gains on cash flow hedging derivatives	34,654	(12,930)	21,724
Reclassification adjustments	(39,329)	14,189	(25,140)
Total other comprehensive loss	$(12,561)	$(2,519)	(15,080)
Comprehensive income			$214,170

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	October 4, 2009	December 31, 2008
	(in thousands of dollars)
Foreign currency translation adjustments	$(2,475)	$(29,753)
Pension and post-retirement benefit plans, net of tax	(275,135)	(314,353)
Cash flow hedges, net of tax	29,482	(15,802)
Total accumulated other comprehensive loss	$(248,128)	$(359,908)

10.      INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	October 4, 2009	December 31, 2008
	(in thousands of dollars)
Raw materials	$254,801	$215,309
Goods in process	90,300	95,986
Finished goods	410,128	419,016
Inventories at FIFO	755,229	730,311
Adjustment to LIFO	(195,911)	(137,781)
Total inventories	$559,318	$592,530

The increase in raw material inventories as of October 4, 2009 resulted from the timing of deliveries to support manufacturing requirements and higher prices in 2009.  The decrease in finished goods inventories was primarily associated with initiatives to improve sales forecasting and inventory planning, the impact of the global supply chain transformation program and seasonal sales patterns.

11.      SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement expires in December 2012. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of October 4, 2009, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on Form 10-K.

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

13.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 4, 2009 and December 31, 2008, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,519.1 million as of October 4, 2009, compared with a fair value of $1,686.5 million, an increase of $167.4 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net asset of $3.5 million as of October 4, 2009.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	October 4, 2009
	Contract Amount	Primary Currencies
	(in millions of dollars)
Foreign exchange forward contracts to purchase foreign currencies	$4.4	Euros

Foreign exchange forward contracts to sell foreign currencies	$111.8	Canadian dollars

Our foreign exchange forward contracts mature in 2009 and 2010.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.      FAIR VALUE ACCOUNTING

We follow a fair value measurement hierarchy to price certain assets or liabilities.  The fair value is determined based on inputs or assumptions that market participants would use in pricing the asset or liability.  These assumptions consist of (1) observable inputs - market data obtained from independent sources, or (2) unobservable inputs - market data determined using the company’s own assumptions about valuation.

We prioritize the inputs to valuation techniques, with the highest priority being given to Level 1 inputs and the lowest priority to Level 3 inputs, as defined below:

—	Level 1 Inputs – quoted prices in active markets for identical assets or liabilities;

—
Level 2 Inputs – quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; inputs other than quoted prices that are observable; and inputs that are derived from or corroborated by observable market data by correlation; and

—
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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of October 4, 2009, is as follows:

Description	Fair Value as of October 4, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands of dollars)
Assets
Cash flow hedging derivatives	$35,696	$26,409	$9,287	$—
Liabilities
Cash flow hedging derivatives	$23,915	$17,468	$6,447	$—

As of October 4, 2009, cash flow hedging derivative Level 1 assets were associated with the fair value of commodity options contracts.  As of October 4, 2009, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  As of October 4, 2009, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts with losses.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

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

16.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits (income) cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands of dollars)
Service cost	$6,471	$7,364	$382	$438
Interest cost	14,788	14,902	4,682	5,078
Expected return on plan assets	(17,822)	(26,910)	—	—
Amortization of prior service cost	302	322	(118)	(115)
Recognized net actuarial loss (gain)	8,297	(134)	(40)	—
Administrative expenses	40	107	—	—
Net periodic benefits cost (income)	12,076	(4,349)	4,906	5,401
Special termination benefits	—	(2)	—	—
Settlement losses	6,181	4,458	—	—
Total amount reflected in earnings	$18,257	$107	$4,906	$5,401

We made contributions of $43.8 million and $5.7 million to the pension plans and other benefits plans, respectively, during the third quarter of 2009.  In the third quarter of 2008, we made contributions of $20.8 million and $6.0 million to our pension and other benefits plans, respectively.  The contributions in 2009 primarily reflected voluntary contributions to our qualified pension plans to improve the funded status and the 2008 contributions primarily reflected benefit payments from our non-qualified pension plans and post-retirement benefit plans.

In the third quarter of 2009, there was net periodic pension benefits expense of $12.1 million, compared with net periodic pension benefits income of $4.3 million in the third quarter of 2008.  The net periodic pension benefits expense was primarily due to the significant decline in the value of pension assets during 2008 reflecting unprecedented volatility and deterioration in financial market and economic conditions.  The special termination benefits and settlement losses recorded in the third quarter of 2009 and 2008 primarily related to the 2007 business realignment initiatives.

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	October 4, 2009	September 28, 2008	October 4, 2009	September 28, 2008
	(in thousands of dollars)
Service cost	$19,360	$22,128	$1,146	$1,315
Interest cost	44,070	44,801	14,012	15,248
Expected return on plan assets	(53,204)	(80,818)	—	—
Amortization of prior service cost	903	965	(356)	(343)
Recognized net actuarial loss (gain)	24,988	(421)	(113)	(2)
Administrative expenses	227	286	—	—
Net periodic benefits cost (income)	36,344	(13,059)	14,689	16,218
Special termination benefits	—	145	—	—
Settlement losses	36,736	9,301	—	—
Total amount reflected in earnings	$73,080	$(3,613)	$14,689	$16,218

We made contributions of $45.8 million and $17.9 million to the pension plans and other benefits plans, respectively, during the first nine months of 2009.  In the first nine months of 2008, we made contributions of $24.6 million and $17.9 million to our pension and other benefits plans, respectively.

In the first nine months of 2009, there was net periodic pension benefits expense of $36.3 million, compared with net periodic pension benefits income of $13.1 million in the first nine months of 2008.  The net periodic pension benefits expense was primarily due to the significant decline in the value of pension assets during 2008 reflecting unprecedented volatility and deterioration in financial market and economic conditions.  The special termination benefits and settlement losses recorded during the first nine months of 2009 and 2008 related to the 2007 business realignment initiatives.

For 2009, there are no minimum funding requirements in excess of available credits for the domestic plans and minimum funding requirements for the non-domestic plans are not material.  The Company made contributions to pension plans during the third quarter of 2009 to improve the funded status of certain qualified pension plans.

For more information, refer to the consolidated financial statements and notes included in our 2008 Annual Report on
Form 10-K.

17.      SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Nine Months Ended October 4, 2009
	Shares	Dollars
	(in thousands)
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	252	9,314
Total share repurchases	252	9,314
Shares issued for stock options and incentive compensation	(924)	(30,128)
Net change	(672)	$(20,814)

In December 2006, our Board of Directors approved a $250.0 million share repurchase program.  As of October 4, 2009, $100.0 million remained available for repurchases of Common Stock under this program.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value ("ASU 2009-05").  ASU 2009-05 provides clarification to entities that measure liabilities at fair value under circumstances where a quoted price in an active market is not available.  ASU 2009-05 is effective for us in the fourth quarter of 2009.  We believe there will be no significant impact on our consolidated financial statements upon adoption.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	October 4, 2009	September 28, 2008	Percent Change Increase (Decrease)	October 4, 2009	September 28, 2008	Percent Change Increase (Decrease)
	(in thousands except per share amounts)
Net Sales	$ 1,484.1	$ 1,489.6	(0.4)%	$ 3,891.3	$ 3,755.4	3.6%
Cost of Sales	895.0	988.4	(9.4)%	2,408.7	2,495.2	(3.5)%
Gross Profit	589.1	501.2	17.5%	1,482.6	1,260.2	17.7%
Gross Margin	39.7%	33.6%		38.1%	33.6%
SM&A Expense	301.5	272.4	10.7%	874.6	789.0	10.9%
SM&A Expense as a percent of sales	20.3%	18.3%		22.5%	21.0%
Business Realignment Charges, net	8.0	8.9	(9.8)%	58.8	34.7	69.1%
EBIT	279.6	219.9	27.1%	549.2	436.5	25.8%
EBIT Margin	18.8%	14.8%		14.1%	11.6%
Interest Expense, net	22.3	24.9	(10.5)%	68.9	72.9	(5.5)%
Provision for Income Taxes	95.3	70.5	35.2%	171.1	134.3	27.4%
Effective Income Tax Rate	37.0%	36.1%		35.6%	36.9%
Net Income	$ 162.0	$ 124.5	30.1%	$ 309.2	$ 229.3	34.9%
Net Income Per Share-Diluted	$ .71	$ .54	31.5%	$ 1.35	$ 1.00	35.0%

Results of Operations - Third Quarter 2009 vs. Third Quarter 2008

U.S. Price Increases

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

Net Sales

Net sales for the third quarter of 2009 were down slightly compared with the same period of 2008.  Net sales during the third quarter of 2008 were increased approximately 2% from the buy-in related to the August 2008 price increase.  Price realization increased net sales in 2009 by more than 10%, but was offset substantially by sales volume decreases, reflecting the impact of pricing elasticity.  The impact of foreign currency exchange rates reduced net sales by approximately 1.1%.  The acquisition of the Van Houten Singapore business increased net sales by $3.9 million, or 0.3%.

Key Marketplace Metrics

Consumer takeaway increased 4.8% during the third quarter of 2009 compared with the same period of 2008.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels was flat during the third quarter of 2009 compared with the same period of 2008.  Market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales decreased in the third quarter of 2009 compared with the same period of 2008.  The decrease was primarily due to lower sales volume and increased supply chain efficiencies and productivity.  Input costs were higher in the third quarter of 2009 versus 2008, primarily reflecting higher raw material costs and higher pension expense.  Business realignment charges of $1.3 million were included in cost of sales in the third quarter of 2009 compared with $20.0 million in the third quarter of 2008.

The increase in gross margin in the third quarter of 2009 compared with the third quarter of 2008 was primarily due to favorable price realization and supply chain productivity improvements, partially offset by higher input costs.  Approximately one-fifth of the gross margin increase was attributable to the impact of reduced costs for business realignment initiatives recorded in 2009 compared with 2008.

Selling, Marketing and Administrative

Higher selling, marketing and administrative costs were principally associated with higher advertising, incentive compensation and pension expenses.  However, consumer promotion costs were lower than 2008 as the prior year costs included spending associated with several new product introductions.  Expenses of $1.7 million related to our business realignment initiatives were included in selling, marketing and administrative expenses for the third quarter of 2009 compared with $2.2 million recorded in the third quarter of 2008.

Business Realignment Initiatives

Business realignment charges of $8.0 million were recorded in the third quarter of 2009 associated with the 2007 business realignment initiatives.  The charges were primarily related to pension settlement losses and plant closure expenses.  Business realignment charges of $8.9 million were recorded in the third quarter of 2008 primarily associated with employee separation costs, pension settlement losses, fixed asset impairment and plant closure expenses.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the third quarter of 2009 compared with the third quarter of 2008 as a result of higher gross profit and lower business realignment charges, partially offset by increased selling, marketing and administrative expenses.  Net pre-tax business realignment charges of $11.0 million were recorded in the third quarter of 2009 compared with $31.0 million recorded in the third quarter of 2008.

EBIT margin increased from 14.8% for the third quarter of 2008 to 18.8% for the third quarter of 2009.  The increase was attributable to the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales.  The impact of net business realignment charges reduced EBIT margin by 0.8 percentage points in 2009 and by 2.0 points in 2008.

Interest Expense, Net

Net interest expense was lower in the third quarter of 2009 than the comparable period of 2008 primarily reflecting lower interest rates and lower average debt balances, offset partially by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 37.0% for the third quarter of 2009 compared with 36.1% for the same period of 2008.  The impact of tax rates associated with business realignment and impairment charges decreased the effective income tax rate by 0.2 percentage points in 2009 and increased the effective income tax rate by 0.6 percentage points in 2008.  The higher 2009 tax rate reflects the absence of a one-time Federal tax refund recorded in the third quarter of 2008.

Net Income and Net Income Per Share

Net income in the third quarter of 2009 was reduced by $6.5 million, or $0.02 per share-diluted, and was reduced by $21.3 million, or $0.10 per share-diluted, in the third quarter of 2008 as a result of net charges associated with our business realignment initiatives.  After considering the impact of business realignment charges in each period, earnings per share-diluted in the third quarter of 2009 increased $0.09, or 14.1% as compared with the third quarter of 2008.

Results of Operations – First Nine Months 2009 vs. First Nine Months 2008

Net Sales

The increase in net sales was attributable to favorable price realization from list price increases, offset partially by sales volume decreases, primarily in the United States.  Sales volume increases for our international businesses were more than offset by the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 1.8%.  The acquisition of Van Houten Singapore increased net sales by $7.9 million, or 0.2%, in the first nine months of 2009.

Key Marketplace Metrics

Consumer takeaway increased 7.8% during the first nine months of 2009 compared with the same period of 2008.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels improved by 0.3 share points during the first nine months of 2009.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales decrease in the first nine months of 2009 compared with 2008 was primarily due to sales volume decreases and supply chain productivity improvements, offset partially by higher input costs, particularly raw materials and pension expense.  Lower business realignment charges included in cost of sales in 2009 compared with 2008 also contributed to the cost of sales decrease.  Business realignment charges of $8.5 million were included in cost of sales in the first nine months of 2009, compared with $60.1 million in the prior year.

The gross margin improvement resulted primarily from favorable price realization and supply chain productivity improvements, offset partially by increased input costs and pension expense.  Approximately one-third of the gross margin increase was attributable to the impact of business realignment initiatives recorded in 2009 compared with 2008.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily due to higher advertising expense, and increases in administrative and selling costs, principally associated with higher pension, incentive compensation and other employee-related expenses.  The increase in advertising expense was partly offset by lower consumer promotions.  Expenses of $5.4 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expenses in 2009 compared with $6.1 million in 2008.

Business Realignment Initiatives

Business realignment charges of $58.8 million were recorded in the first nine months of 2009 compared with $34.7 million in the same period of 2008.  The charges in 2009 were primarily related to pension settlement losses, fixed asset impairments, plant closure expenses and employee separation costs.  Business realignment charges recorded in 2008 primarily related to fixed asset impairments and plant closure expenses, employee separation costs and pension settlement losses, offset partially by gains on sales of fixed assets.  The higher pension settlement loss in the first nine months of 2009 compared to the first nine months of 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the global supply chain transformation program.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first nine months of 2009 compared with the first nine months of 2008 principally as a result of higher gross profit and reduced business realignment charges, partially offset by increased selling, marketing and administrative expenses.  Net pre-tax business realignment charges of $72.7 million were recorded in the first nine months of 2009 compared with $101.0 million recorded in the first nine months of 2008, a decrease of $28.3 million.

EBIT margin increased from 11.6% for the first nine months of 2008 to 14.1% for the first nine months of 2009.  The increase in EBIT margin was the result of the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales.  The impact of net business realignment charges in the first nine months of 2009 reduced EBIT margin by 1.9 percentage points and in the first nine months of 2008 reduced EBIT margin by 2.7 percentage points.

Interest Expense, Net

Net interest expense was lower in the first nine months of 2009 than the comparable period of 2008 primarily due to lower interest rates and lower average debt balances, partially offset by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 35.6% for the first nine months of 2009 and was decreased by 0.7 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the first nine months.  We expect our effective income tax rate for the full year 2009 to be 36.0%, excluding the impact of tax rates associated with business realignment charges during the year.

Net Income and Net Income Per Share

Net income in the first nine months of 2009 was reduced by $43.3 million, or $0.19 per share-diluted, and was reduced by $67.4 million, or $0.30 per share-diluted, in the first nine months of 2008 as a result of net charges associated with our business realignment initiatives.  After considering the impact of business realignment charges in each period, earnings per share-diluted in the first nine months of 2009 increased $0.24 as compared with the first nine months of 2008.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first nine months of 2009, cash and cash equivalents increased by $82.2 million.

Cash provided from operations was sufficient to fund the repayment of short-term debt of $255.3 million, dividend payments of $197.4 million, capital additions and capitalized software expenditures of $106.9 million, a business acquisition of $15.2 million and the repurchase of Common Stock for $9.3 million.

Net cash provided from operating activities was $635.5 million in 2009 and $248.6 million in 2008.  The increase was primarily the result of higher net income and the change in cash provided by other assets and liabilities which increased to $153.1 million for the first nine months of 2009 compared with cash used of $193.3 million for the same period of 2008.  The change in the amount of cash provided from (used by) other assets and liabilities from 2008 to 2009 primarily reflected the effect of hedging transactions, the impact of business realignment initiatives, the timing of payments associated with selling and marketing programs, as well as employee benefits.  Cash used to build seasonal working capital decreased to $58.3 million in 2009 from $95.8 million in 2008, primarily as a result of lower inventory levels.

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

Proceeds from the sale of manufacturing and distribution facilities and related equipment under the global supply chain transformation program were $4.9 million in the first nine months of 2009 and $77.2 million in the first nine months of 2008.

A receivable of approximately $16.2 million was included in prepaid expenses and other current assets as of October 4, 2009 and $14.5 million as of December 31, 2008 related to the recovery of damages from a product recall and temporary plant closure in Canada.  The increase primarily resulted from currency exchange rate fluctuations. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we have filed a claim for damages and are currently in litigation.

Interest paid was $91.5 million during the first nine months of 2009 versus $87.7 million for the comparable period of 2008.  Income taxes paid were $140.8 million during the first nine months of 2009 versus $116.0 million for the comparable period of 2008.  The increase in taxes paid in 2009 was primarily related to the impact of higher annualized taxable income in 2009.

The ratio of current assets to current liabilities increased to 1.3:1.0 as of October 4, 2009 from 1.1:1.0 as of December 31, 2008. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 73% as of October 4, 2009 from 85% as of December 31, 2008.

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

During the remainder of 2009, we expect price realization to have a smaller impact as compared to the full year.  The closure of our online gifts business will also have a negative impact on our net sales during the remainder of 2009.  We expect unit sales volume to decline due to the elasticity effects of price increases implemented during 2008 which resulted in higher everyday and promoted prices for consumers.  The decline in sales volume will be mitigated somewhat by our brand-building and marketplace initiatives, as the impact of the declines in unit sales volume is expected to be more than offset by price realization.  For the full-year 2009, we continue to expect full year net sales growth to be within our three to five percent long-term objective due primarily to our pricing actions and core brand sales growth.

We continue to expect our commodity cost basket to increase significantly in 2009 compared with 2008, although the total increase is expected to be less than our initial estimates.  We also continue to expect an increase in 2009 pension expense.  Despite these increases we plan to continue to invest in our core brands in the U.S. and key international markets to build on our momentum.  Specifically, advertising expense is now expected to increase by 50 percent in 2009 and we expect to make further investments in category management, consumer capabilities and customer insights.  These cost increases will be more than offset by higher net pricing, savings from the global supply chain transformation program and on-going operating productivity improvement.  We expect an increase in earnings per share-diluted in 2009, excluding business realignment charges, with adjusted earnings per share-diluted to be in the $2.12 to $2.14 range.

For 2009, we expect total pre-tax business realignment and impairment charges for our global supply chain transformation program, including the increase in the scope of the program and non-cash pension settlement losses, to be in the range of $100 million to $120 million, or $0.26 to $0.32 per share-diluted.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s adjusted earnings per share-diluted outlook:

2009

Expected EPS-diluted	$1.80 - $1.88

Total expected business realignment and impairment charges	$0.26 - $0.32

Non-GAAP expected adjusted EPS-diluted	$2.12 - $2.14

We believe that the disclosure of non-GAAP expected EPS-diluted excluding business realignment and impairment charges provides investors with a better comparison of expected year-to-year operating results.

Outlook for Global Supply Chain Transformation Program

We expect total pre-tax charges and non-recurring project implementation costs for the global supply chain transformation program of $640 million to $665 million, including estimated pension settlement losses in 2009 and 2010.  This includes pension settlement losses recorded in 2007 and 2008 as required in accordance with FASB Statement of Financial Accounting Standards No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (as amended) (now Accounting Standards Codification section 715-30-35).  Pension settlement losses are non-cash charges for the Company.  Such charges accelerate the recognition of pension expense related to actuarial gains and losses resulting from interest rate changes and differences in actual versus assumed returns on pension assets.  The Company normally amortizes actuarial gains and losses over a period of about 13 years.

The global supply chain transformation program charges recorded in 2007 and 2008 included pension settlement losses of approximately $24.6 million as employees leaving the Company under the program have been withdrawing lump sums from the defined benefit pension plans.  An additional $36.7 million in pension settlement losses were recorded in the first nine months of 2009.  In addition to these charges, incremental pension settlement losses of $30 to $40 million are expected during the remainder of 2009 and 2010, with approximately $30 million of this amount expected for the fourth quarter of 2009.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of foreign exchange forward contracts and interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $.3 million as of October 4, 2009 and was $1.0 million as of December 31, 2008.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $44.1 million as of December 31, 2008, to $32.4 million as of October 4, 2009.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
July 6 through August 2, 2009	—	$ —	—	$100,017

August 3 through August 30, 2009	—	$ —	—	$100,017

August 31 through October 4, 2009	—	$ —	—	$100,017
Total	—		—

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 4, 2009 and September 28, 2008.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: November 12, 2009	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: November 12, 2009	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase