Form 10-K
period 2009-12-31
HERSHEY CO
filed 2010-02-19
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Common Stock, one dollar par value—$5,584,196,830 as of July 5, 2009.

Class B Common Stock, one dollar par value—$3,549,358 as of July 5, 2009. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 5, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—167,213,521 shares, as of February 10, 2010.

Class B Common Stock, one dollar par value—60,708,908 shares, as of February 10, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We are the largest producer of quality chocolate in North America and a global leader in chocolate and sugar confectionery. Our principal product groups include chocolate and confectionery products; snack products; gum and mint refreshment products; and pantry items, such as baking ingredients, toppings and beverages.

Reportable Segment

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate and confectionery products, pantry items and gum and mint refreshment products under more than 80 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as India, Korea, Japan, the Middle East, China and the Philippines. We market confectionery products in approximately 50 countries worldwide.

For segment reporting purposes, we aggregate our operations in the Americas, which comprise the United States, Canada, Mexico and Brazil. We base this aggregation on similar economic characteristics; products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location. We aggregate our other international operations with the Americas to form one reportable segment. When combined, our other international operations share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets.

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

Hershey North America

Hershey North America has responsibility for continuing to build our chocolate and confectionery market position, while capitalizing on our scale in the U.S. and Canada. This organization leverages our ability to capitalize on the unique consumer and customer trends within each country. This includes developing and growing our business in our chocolate, sugar confectionery, refreshment, pantry, and food service product lines. A component of Hershey North America, The Hershey Experience, manages our retail operations within the United States that include Hershey’s Chocolate World in Hershey, Pennsylvania; Hershey’s Times Square in New York, New York; and Hershey’s Chicago in Chicago, Illinois.

Hershey International

Hershey International markets chocolate and confectionery products, beverages and pantry items worldwide and has responsibility for pursuing profitable growth opportunities in key markets, primarily in Latin America and Asia. This organization is responsible for international subsidiaries that manufacture, import, market, sell or distribute chocolate, confectionery and beverage products in Mexico, Brazil and India.

Hershey International manufactures confectionery products for the markets in Asia, particularly in China, under a manufacturing agreement with Lotte Confectionery Co., Ltd.

A component of Hershey International, International Marketing and Innovation, manages our Hershey’s Shanghai retail attraction in Shanghai, China.

Global Marketing Group

Our Global Marketing Group has responsibility for building global brands, developing transformational growth platforms, brand positioning and portfolio strategy. This organization also develops market-specific insights, strategies and platform innovation for Hershey North America and Hershey International.

Products

United States

The primary chocolate and confectionery products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:
HERSHEY’S milk chocolate bar	HERSHEY’S BLISS chocolates
HERSHEY’S milk chocolate bar with almonds	HERSHEY’S COOKIES ‘N’ CRÈME candy bar
HERSHEY’S Extra Dark chocolates	HERSHEY’S POT OF GOLD boxed chocolates
HERSHEY’S MINIATURES chocolate candy	HERSHEY’S SUGAR FREE chocolate candy
HERSHEY’S NUGGETS chocolates	HERSHEY’S HUGS candies
HERSHEY’S STICKS chocolates

Under the REESE’S brand franchise:
REESE’S peanut butter cups	REESE’S SUGAR FREE peanut butter cups
REESE’S PIECES candy	REESE’S crispy crunchy bar
REESE’S BIG CUP peanut butter cups	REESE’S WHIPPS nougat bar
REESE’S NUTRAGEOUS candy bar	REESESTICKS wafer bars
REESE’S Clusters candy	FAST BREAK candy bar

Under the KISSES brand franchise:
HERSHEY’S KISSES brand milk chocolates	HERSHEY’S KISSES brand milk chocolates
HERSHEY’S KISSES brand milk chocolates	with cherry cordial crème
with almonds	HERSHEY’S KISSES brand milk chocolates
HERSHEY’S KISSES brand chocolate meltaway milk chocolates	filled with caramel

Our other chocolate and confectionery products sold in the United States include the following:

5th AVENUE candy bar ALMOND JOY candy bar CADBURY chocolates CARAMELLO candy bar GOOD & PLENTY candy HEATH toffee bar JOLLY RANCHER candy JOLLY RANCHER sugar free hard candy KIT KAT wafer bar

MILK DUDS candy

MOUNDS candy bar

MR. GOODBAR candy bar

PAYDAY peanut caramel bar

ROLO caramels in milk chocolate

SKOR toffee bar

SPECIAL DARK chocolate bar

SYMPHONY milk chocolate bar

SYMPHONY milk chocolate bar with almonds and toffee

TAKE5 candy bar TWIZZLERS candy WHATCHAMACALLIT candy bar WHOPPERS malted milk balls YORK peppermint pattie YORK sugar free peppermint pattie ZAGNUT candy bar ZERO candy bar

We also sell products in the United States under the following product lines:

Premium products

Artisan Confections Company, a wholly-owned subsidiary of The Hershey Company, markets SCHARFFEN BERGER high-cacao dark chocolate products, and DAGOBA natural and organic chocolate products. Our SCHARFFEN BERGER products include chocolate bars, tasting squares, home baking products and professional chocolate and cocoa items. DAGOBA products include chocolate bars, drinking chocolate and baking products.

Snack products

Our snack products include HERSHEY’S SNACKSTERS snack mix; HERSHEY’S and REESE’S granola bars; REESE’S SNACK BARZ and MAUNA LOA macadamia snack nuts and cookies in several varieties.

Refreshment products

Our line of refreshment products includes ICE BREAKERS mints and chewing gum, BREATH SAVERS mints, BUBBLE YUM bubble gum and YORK mints.

Pantry items

Pantry items include HERSHEY’S, REESE’S, HEATH, and SCHARFFEN BERGER baking products. Our toppings and sundae syrups include REESE’S, HEATH and HERSHEY’S. We sell hot cocoa mix under the HERSHEY’S, HERSHEY’S GOODNIGHT HUGS and HERSHEY’S GOODNIGHT KISSES brand names.

Canada

Principal products we sell in Canada are HERSHEY’S milk chocolate bars and milk chocolate bars with almonds; OH HENRY! candy bars; REESE PEANUT BUTTER CUPS candy; HERSHEY’S KISSES brand milk chocolates; TWIZZLERS candy; GLOSETTE chocolate-covered raisins, peanuts and almonds; JOLLY RANCHER candy; WHOPPERS malted milk balls; SKOR toffee bars; EAT MORE candy bars; POT OF GOLD boxed chocolates; and CHIPITS chocolate chips.

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

Customers

Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires, department stores and natural food stores. Our customers then resell our products to end-consumers in over 2 million retail outlets in North America and other locations worldwide. In 2009, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 27% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

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

Price Changes

We change prices and weights of our products when necessary to accommodate changes in costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. Price increases and weight changes help to offset increases in our input costs, including raw and packaging materials, fuel, utilities, transportation, and employee benefits.

In August 2008, we announced an increase in wholesale prices across the United States, Puerto Rico and export chocolate and sugar confectionery lines. This price increase was effective immediately, and represented a weighted-average 11% increase on our instant consumable, multi-pack and packaged candy lines. These changes approximated a 10% increase over the entire domestic product line.

In January 2008, we announced an increase in the wholesale prices of our domestic confectionery line, effective immediately. This price increase applied to our standard bar, king-size bar, 6-pack and vending lines and represented a weighted-average increase of approximately 13% on these items. These price changes approximated a 3% increase over our entire domestic product line.

In April 2007, we announced an increase of approximately 4% to 5% in the wholesale prices of our domestic confectionery line, effective immediately. The price increase applied to our standard bar, king-size bar, 6-pack and vending lines. These products represent approximately one-third of our U.S. confectionery portfolio.

Usually there is a time lag between the effective date of list price increases and the impact of the price increases on net sales. The impact of price increases is often delayed because we honor previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increases. In addition, promotional allowances may be increased subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.

Raw Materials

Cocoa products are the most significant raw materials we use to produce our chocolate products. Cocoa products, including cocoa liquor, cocoa butter and cocoa powder processed from cocoa beans, are used to meet manufacturing requirements. Cocoa products are purchased directly from third party suppliers. These third party suppliers source cocoa beans which are grown principally in Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 70% of the world’s supply of cocoa beans.

Historically, there have been instances of adverse weather, crop disease, civil disruptions, and other problems in cocoa-producing countries that have caused price fluctuations, but have never resulted in total loss of a particular producing country’s cocoa crop and/or exports. In the event that such a disruption would occur in any given country, we believe cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer.

During 2009, the average cocoa futures contract prices increased compared with 2008, and traded in a range between $1.10 and $1.52 per pound, based on the IntercontinentalExchange futures contract. Cocoa futures prices during 2009 traded at prices which were near 30-year highs. The significant increase in cocoa futures prices reflected the impact of a weakening U.S. dollar as compared with other currencies, and an increase in asset allocation into commodity-based investments by various hedge funds. The table below shows annual average cocoa prices, and the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the IntercontinentalExchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2009	2008	2007	2006	2005
Annual Average	$1.28	$1.19	$.86	$.70	$.68
High	1.52	1.50	.95	.75	.79
Low	1.10	.86	.75	.67	.64

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

During 2009, dairy prices started the year near $.13 per pound and dropped to approximately $.10 per pound on a class II fluid milk basis. Prices were weak in the face of strong production of milk and dairy products, and sluggish demand worldwide. Our costs for certain dairy products may not necessarily reflect market price fluctuations because of our forward purchasing practices.

The price of sugar is subject to price supports under U.S. farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently substantially higher than prices on the world sugar market. In 2009, sugar supplies in the U.S. continued to be negatively impacted by the 2008 catastrophic explosion at a sugar cane refinery in Georgia and by high world market prices. As a result, refined sugar prices remained firm, trading in a range from $.38 to $.50 per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

Peanut prices in the U.S. began the year around $.49 per pound and gradually decreased during the year to $.46 per pound due to the effects of last year’s large crop. Almond prices began the year at $1.60 per pound and increased to $1.95 per pound during the year driven by record demand which increased 19% over last year.

We attempt to minimize the effect of future price fluctuations related to the purchase of major raw materials and certain energy requirements primarily through forward purchasing to cover our future requirements, generally for periods from 3 to 24 months. We enter into futures contracts to manage price risks for cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, generally it is not possible to hedge our costs for dairy products by entering into futures contracts to extend coverage for longer periods of time. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. For more information on price risks associated with our major raw material requirements, see Commodities—Price Risk Management and Futures Contracts on page 39.

Product Sourcing

We are the primary manufacturer of the products we sell. In addition, we contract with third party suppliers to source certain ingredients and finished goods. We enter into manufacturing contracts with third parties to improve our strategic competitive position and determine cost effective production and sourcing of our products.

Competition

Many of our brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America. We sell our brands in a highly competitive market with many other multinational, national, regional and local firms. Some of our competitors are much larger firms that have greater resources and more substantial international operations.

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

We have license agreements with several companies to manufacture and/or sell certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Type	Brand	Location	Requirements

Cadbury Ireland Limited	License to manufacture and/or sell and distribute confectionery products	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None
Cadbury UK Limited		CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2009

Société des Produits Nestlé SA	License to manufacture and distribute confectionery products	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2009

Huhtamäki Oy affiliate	Certain trademark licenses for confectionery products	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None

We also grant trademark licenses to third parties to produce and sell pantry items, flavored milks and various other products primarily under the HERSHEY’S and REESE’S brand names.

Backlog of Orders

We manufacture primarily for stock and fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders, this backlog is not material in respect to our total annual sales, nor are the changes, from time to time, significant.

Research and Development

We engage in a variety of research and development activities. We develop new products, improve the quality of existing products, improve and modernize production processes, and develop and implement new technologies to enhance the quality and value of both current and proposed product lines. Information concerning our research and development expense is contained in the Notes to the Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies.

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

Our Product Excellence Program provides us with an effective product quality and safety program. This program assures that all products we purchase, manufacture and distribute are safe, are of high quality and comply with all applicable laws and regulations.

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

Environmental Considerations

We made routine operating and capital expenditures during 2009 to comply with environmental laws and regulations. These expenditures were not material with respect to our results of operations, capital expenditures, earnings or competitive position.

Employees

As of December 31, 2009, we employed approximately 12,100 full-time and 1,600 part-time employees worldwide. Collective bargaining agreements covered approximately 5,000 employees for which agreements covering approximately 43% of these employees, primarily outside of the United States, will expire during 2010. We believe that our employee relations are good.

Financial Information by Geographic Area

Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 14.3% for 2009, 14.4% for 2008 and 13.8% for 2007. The percentage of total consolidated assets outside of the United States as of December 31, 2009 was 17.5% and as of December 31, 2008 was 16.0%. Operating profit margins vary among individual products and product groups.

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

During 2009, we participated in the commemoration of Milton Hershey School’s 100th Anniversary through a series of educational and outreach events. The anniversary celebration received wide local and national media coverage, highlighting our brands and our heritage and providing unique promotional opportunities for our products. By building awareness, the outreach initiatives also help the school recruit students and staff.

We practice environmental stewardship by reducing waste and greenhouse gas emissions, by reducing our use of natural resources, by improving the environmental sustainability of our packaging and by supporting environmentally sound cocoa farming and environmental organizations.

During 2009, we participated for the first time in the Carbon Disclosure Project, which is an independent not-for-profit organization holding the largest database of primary corporate climate change information in the world. Through this submission, we assessed the impact of climate change on our business as well as our plans to address the impact of climate change on Hershey’s operations around the world. Hershey achieved a score of 64 out of 100 placing us in the top tier of our peer group. We implemented an energy and water conservation audit program in 2009. We are a member of the Climate Registry and were recognized as a Climate Leader by this organization in 2009.

Our employees and retirees share their time and resources generously in their communities. Both directly and through the United Way, we contribute to hundreds of agencies that deliver much needed services and resources. In 2009 we introduced the “Dollars for Doers” program that encourages community service by making select company contributions to non-profits in recognition of employee volunteer efforts. Our focus on “Kids and Kids at Risk” is supported through the Children’s Miracle Network, Family Health International and a children’s burn center in Guadalajara, Mexico, to name a few of the organizations we support.

We are a leader in working to improve the lives of cocoa farming families through our active engagement and financial support for the World Cocoa Foundation, the International Cocoa Initiative, Farmer Field Schools, the Sustainable Tree Crops program and other key initiatives.

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

You may obtain a copy of any of these reports directly from the SEC. Contact the SEC via fax at 202-772-9295 or by submitting a written request to U.S. Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street N.E., Washington, D.C. 20549-0213. These documents are also available electronically from the SEC internet website at www.sec.gov. You can obtain additional information on how to request public documents from the SEC on their website. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 202-551-8090.

We have a Code of Ethical Business Conduct that applies to our Board of Directors, all company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Ethical Business Conduct from the Investor Relations section of our website, www.hersheys.com. If we change or waive any portion of the Code of Ethical Business Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website within four business days. In the case of a waiver, such information will include the name of the person to whom the waiver applied, along with the date and type of waiver.

We also post our Corporate Governance Guidelines and charters for each of the Board’s standing committees in the Investor Relations section of our website, www.hersheys.com. The Board of Directors adopted these Guidelines and charters.

We will provide to any stockholder a copy of one or more of the Exhibits listed in Part IV of this report, upon request. We charge a small copying fee for these exhibits to cover our costs. To request a copy of any of these documents, you can contact us at—The Hershey Company, Attn: Investor Relations Department, 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

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

Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results.

We use many different commodities for our business, including cocoa products, sugar, dairy products, peanuts, almonds, corn sweeteners, natural gas and fuel oil.

Commodities are subject to price volatility and changes in supply caused by numerous factors, including:

•	Commodity market fluctuations;

•	Currency exchange rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Supplier compliance with commitments;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs and energy policies.

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

We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Continued success is dependent on effective retail execution, appropriate advertising campaigns and marketing programs, the ability to secure adequate shelf space at retail locations and product innovation, including maintaining a strong pipeline of new products. In addition, success depends on our response to consumer trends, consumer health concerns, including obesity and the consumption of certain ingredients, and changes in product category consumption and consumer demographics.

Our largest customer, McLane Company, Inc., accounted for approximately 27% of our total net sales in 2009 reflecting the continuing consolidation of our customer base. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

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

Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity.

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

Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results.

Disruption to our manufacturing operations or our supply chain could result from, but are not limited to, the following:

•	Natural disaster;

•	Pandemic outbreak of disease;

•	Weather;

•	Fire or explosion;

•	Terrorism;

•	Strikes;

•	Unavailability of raw or packaging materials; and

•	Operational and/or financial instability of key suppliers, and other vendors or service providers.

We take adequate precautions to mitigate the impact of possible disruptions, and have plans in place to manage such events if they were to occur. If we are unable, or if it is not financially feasible, to effectively mitigate the likelihood or potential impact of such disruptive events, our results of operations and financial condition could be negatively impacted.

Our financial results may be adversely impacted by the failure to successfully execute acquisitions, divestitures and joint ventures.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers, sellers or business partners; perform effective assessments prior to contract execution; negotiate contract terms and, if applicable, obtain government approval. These activities may present certain financial, managerial and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations; and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, divestitures or joint ventures are not successfully implemented or completed, there could be a negative impact on our results of operations, financial condition and cash flows.

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

Political, economic, and/or financial market conditions could negatively impact our financial results.

Our operations are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, rising unemployment and declines in personal spending could adversely impact the Company’s revenues, profitability and financial condition.

Changes in financial market conditions may make it difficult to access credit markets on commercially acceptable terms which may reduce liquidity or increase borrowing costs for our Company, our customers and our suppliers. A significant reduction in liquidity could increase counterparty risk associated with certain suppliers and service providers, resulting in disruption to our supply chain and/or higher costs, and could impact our customers, resulting in a reduction in our revenue, including a possible increase in bad debt expense.

International operations could fluctuate unexpectedly and adversely impact our business.

In 2009, we derived approximately 14.3% of our net sales from customers located outside of the United States. Some of our assets are also located outside of the United States. As part of our global growth strategy, we are increasing our investments outside of the United States, particularly in Mexico, India and China. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;

•	Difficulties and costs associated with compliance and enforcement of remedies under a wide variety of complex laws, treaties and regulations;

•	Different regulatory structures and unexpected changes in regulatory environments;

•	Political and economic instability, including the possibility of civil unrest;

•	Nationalization of our properties by foreign governments;

•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	Potentially negative consequences from changes in tax laws;

•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	Increased costs, disruptions in shipping or reduced availability of freight transportation;

•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies; and

•	Failure to gain sufficient profitable scale in certain international markets resulting in losses from impairment or sale of assets.

Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.

Information technology is an important part of our business operations. We use information technology to manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. We have backup systems and business continuity plans in place; however, a disruption or failure could have a negative impact on our operations or business reputation. Failure of our systems to function as intended could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees, and those with whom we do business.

Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results.

Government regulators are investigating alleged pricing practices by members of the confectionery industry in certain jurisdictions. We are cooperating fully with all relevant authorities. These allegations could have a negative impact on our Company’s reputation. We also may be required to incur defense costs in litigation and/or be subject to fines or damages. In addition, our costs could increase if we became subject to new or additional government-mandated regulatory controls. These possible actions could negatively impact our future operating results.

Pension costs or funding requirements could increase at a higher than anticipated rate.

We sponsor a number of defined benefit pension plans. Changes in interest rates or in the market value of plan assets could affect the funded status of our pension plans. This could cause volatility in our benefits costs and increase future funding requirements for our pension plans. Additionally, we could incur pension settlement losses if a significant number of employees who have retired or have left the Company decide to withdraw substantial lump sums from their pension accounts. A significant increase in pension expense, in pension settlement losses or in future funding requirements could have a negative impact on our results of operations, financial condition and cash flows. For more information, refer to page 43.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties include the following:

Country	Location	Type	Status (Own/ Lease)
United States	Hershey, Pennsylvania (3 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery and snack products, and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Ogden, Utah	Distribution	Own
Canada	Mississauga, Ontario	Distribution	Lease
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own

In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained. These facilities generally have adequate capacity and can accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey and Lancaster, Pennsylvania; Monterrey, Mexico; and Stuarts Draft, Virginia. Many additions and improvements have been made to these facilities over the years and they include equipment of the latest type and technology.

Item 3.	LEGAL PROCEEDINGS

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau. In addition, the U.S. Department of Justice notified the Company that it opened an inquiry but has not requested any information or documents. The European Commission had requested information, but subsequently informed the Company that it had closed its file. We also are party to approximately 91 related civil antitrust suits in the United States and 14 in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate and confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We paid $263.4 million in cash dividends on our Common Stock and Class B Common Stock (“Class B Stock”) in 2009 and $262.9 million in 2008. The annual dividend rate on our Common Stock in 2009 was $1.19 per share.

On February 1, 2010, our Board of Directors declared a quarterly dividend of $.32 per share of Common Stock payable on March 15, 2010, to stockholders of record as of February 25, 2010. It is the Company’s 321st consecutive Common Stock dividend. A quarterly dividend of $.29 per share of Class B Stock also was declared.

Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 379.3 million shares of our Common Stock were traded during 2009. The Class B Stock is not publicly traded.

The closing price of our Common Stock on December 31, 2009 was $35.79. There were 39,967 stockholders of record of our Common Stock and our Class B Stock as of December 31, 2009.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past 2 years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2009
1st Quarter	$.2975	$.2678	$38.23	$30.27
2nd Quarter	.2975	.2678	37.83	33.70
3rd Quarter	.2975	.2678	42.25	35.78
4th Quarter	.2975	.2678	41.62	35.05

Total	$1.1900	$1.0712

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2008
1st Quarter	$.2975	$.2678	$39.45	$33.54
2nd Quarter	.2975	.2678	40.75	32.47
3rd Quarter	.2975	.2678	44.32	32.31
4th Quarter	.2975	.2678	40.55	32.10

Total	$1.1900	$1.0712

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands of dollars)
October 5 through November 1, 2009	—	$—	—	$100,017

November 2 through November 29, 2009	—	$—	—	$100,017

November 30 through December 31, 2009	—	$—	—	$100,017

Total	—	$—	—

(1)	In December 2006, our Board of Directors approved a $250 million share repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of Five Year Cumulative Total Return*

The Hershey Company, S&P 500 Index and

S&P Packaged Foods Index

*	Hypothetical $100 invested on December 31, 2004 in Hershey Common Stock, S&P 500 Index and S&P Packaged Foods Index, assuming reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2009	2008	2007	2006	2005	2004
Summary of Operations
Net Sales	3.7%	$5,298,668	5,132,768	4,946,716	4,944,230	4,819,827	4,416,389

Cost of Sales	4.0%	$3,245,531	3,375,050	3,315,147	3,076,718	2,956,682	2,672,716
Selling, Marketing and Administrative	6.9%	$1,208,672	1,073,019	895,874	860,378	912,986	867,104
Business Realignment and Impairment Charges, Net		$82,875	94,801	276,868	14,576	96,537	—
Interest Expense, Net	6.3%	$90,459	97,876	118,585	116,056	87,985	66,533
Provision for Income Taxes	0.0%	$235,137	180,617	126,088	317,441	277,090	235,399

Net Income	(5.4)%	$435,994	311,405	214,154	559,061	488,547	574,637

Net Income Per Share:
—Basic—Class B Stock	(3.5)%	$1.77	1.27	.87	2.19	1.85	2.11
—Diluted—Class B Stock	(3.3)%	$1.77	1.27	.87	2.17	1.84	2.09
—Basic—Common Stock	(3.1)%	$1.97	1.41	.96	2.44	2.05	2.31
—Diluted—Common Stock	(3.2)%	$1.90	1.36	.93	2.34	1.97	2.24
Weighted-Average Shares Outstanding:
—Basic—Common Stock		167,136	166,709	168,050	174,722	183,747	193,037
—Basic—Class B Stock		60,709	60,777	60,813	60,817	60,821	60,844
—Diluted		228,995	228,697	231,449	239,071	248,292	256,934
Dividends Paid on Common Stock	4.4%	$198,371	197,839	190,199	178,873	170,147	159,658
Per Share	7.3%	$1.19	1.19	1.135	1.03	.93	.835
Dividends Paid on Class B Stock	7.1%	$65,032	65,110	62,064	56,256	51,088	46,089
Per Share	7.2%	$1.0712	1.0712	1.0206	.925	.84	.7576
Net Income as a Percent of Net Sales, GAAP Basis		8.2%	6.1%	4.3%	11.3%	10.1%	13.0%
Non-GAAP Adjusted Income as a Percent of Net Sales(a)		9.4%	8.4%	9.7%	11.5%	11.7%	11.6%
Depreciation	(1.6)%	$157,996	227,183	292,658	181,038	200,132	171,229
Advertising	11.8%	$241,184	161,133	127,896	108,327	125,023	137,931
Payroll	0.0%	$613,568	645,456	645,083	645,480	647,825	614,037
Year-end Position and Statistics
Capital Additions	(7.0)%	$126,324	262,643	189,698	183,496	181,069	181,728
Capitalized Software Additions	6.2%	$19,146	20,336	14,194	15,016	13,236	14,158
Total Assets	(0.6)%	$3,675,031	3,634,719	4,247,113	4,157,565	4,262,699	3,794,750
Short-term Debt and Current Portion of Long-term Debt	(42.4)%	$39,313	501,504	856,392	843,998	819,115	622,320
Long-term Portion of Debt	16.8%	$1,502,730	1,505,954	1,279,965	1,248,128	942,755	690,602
Stockholders’ Equity	(7.7)%	$760,339	349,944	623,520	683,423	1,016,380	1,137,103
Full-time Employees		12,100	12,800	12,400	12,800	13,750	13,700
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		227,998	227,035	227,050	230,264	240,524	246,588
Market Price of Common Stock at Year-end	(8.4)%	$35.79	34.74	39.40	49.80	55.25	55.54
Range During Year		$42.25–30.27	44.32–32.10	56.75–38.21	57.65–48.20	67.37–52.49	56.75–37.28

(a)	Non-GAAP Adjusted Income as a Percent of Net Sales is calculated by dividing adjusted non-GAAP Income by Net Sales. A reconciliation of Net Income presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted non-GAAP Income is provided on pages 19 and 20, along with the reasons why we believe that the use of adjusted non-GAAP financial measures provides useful information to investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Our results for the year ended December 31, 2009 demonstrated excellent progress in a difficult economic environment. We exceeded net sales targets, while implementing price increases and operational efficiency improvements necessary to offset significant increases in input and employee benefits costs. We have essentially completed the global supply chain transformation program and have achieved our objectives. We increased advertising investment in our core brands in North America and in certain of our key international markets, while also achieving strong growth in adjusted earnings per share-diluted. We generated strong cash flow from operations and our financial position remains solid.

Net sales increased 3.2%, which was within our long-term growth target. The increase was driven by price realization, as sales volumes declined at less than expected rates due to pricing elasticity. Earnings per share growth exceeded our long-term objective and our North American market share increased during the year.

Our financial results and marketplace performance for the year indicate that our consumer-driven approach to core brand investment along with necessary pricing actions enable us to continue to meet our long-term financial goals. Our efforts will remain focused toward implementing our major strategic initiatives to deliver sustainable long-term growth in the evolving marketplace.

Adjusted Non-GAAP Financial Measures

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

Adjusted non-GAAP financial measures exclude the impacts of charges or credits in 2009, 2008, 2007, 2006 and 2005 associated with our business realignment initiatives and a reduction of the income tax provision in 2004 resulting from adjustments to income tax contingency reserves.

For the years ended December 31,	2009			2008
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$761.6	$436.0	$1.90	$589.9	$311.4	$1.36
Adjustments:
Business realignment charges included in cost of sales	10.1	6.3	.03	77.8	53.4	.23
Business realignment charges included in selling, marketing and administrative (“SM&A”)	6.1	3.8	.02	8.1	4.9	.02
Business realignment and impairment charges, net	82.9	50.7	.22	94.8	60.8	.27

Adjusted non-GAAP results	$860.7	$496.8	$2.17	$770.6	$430.5	$1.88

For the years ended December 31,	2007			2006
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$458.8	$214.2	$.93	$992.6	$559.1	$2.34
Adjustments:
Business realignment charges (credits) included in cost of sales	123.1	80.9	.35	(3.2)	(2.0)	(.01)
Business realignment charges included in SM&A	12.6	7.8	.03	.3	.2	—
Business realignment and impairment charges, net	276.9	178.9	.77	14.5	9.3	.04

Adjusted non-GAAP results	$871.4	$481.8	$2.08	$1,004.2	$566.6	$2.37

For the years ended December 31,	2005			2004
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$853.6	$488.5	$1.97	$876.6	$574.6	$2.24
Adjustments:
Business realignment charges included in cost of sales	22.5	13.4	.05	—	—	—
Business realignment and impairment charges, net	96.5	60.7	.25	—	—	—
Tax provision adjustment	—	—	—	—	(61.1)	(.24)

Adjusted non-GAAP results	$972.6	$562.6	$2.27	$876.6	$513.5	$2.00

	Adjusted Non-GAAP Results
Key Annual Performance Measures	2009	2008	2007
Increase in Net Sales	3.2%	3.8%	0.1%
Increase (decrease) in adjusted EBIT	11.7%	(11.6)%	(13.2)%
Improvement (decline) in adjusted EBIT Margin in basis points (“bps”)	120bps	(260)bps	(270)bps
Increase (decrease) in adjusted EPS	15.4%	(9.6)%	(12.2)%

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	2009	2008	2007	Percent Change Increase (Decrease)
For the years ended December 31,				2009-2008	2008-2007
In millions of dollars except per share amounts

Net Sales	$5,298.7	$5,132.8	$4,946.7	3.2%	3.8%
Cost of Sales	3,245.5	3,375.1	3,315.1	(3.8)	1.8

Gross Profit	2,053.2	1,757.7	1,631.6	16.8	7.7

Gross Margin	38.7%	34.2%	33.0%
SM&A Expense	1,208.7	1,073.0	895.9	12.6	19.8

SM&A Expense as a percent of sales	22.8%	20.9%	18.1%
Business Realignment and Impairment Charges, Net	82.9	94.8	276.9	(12.6)	(65.8)

EBIT	761.6	589.9	458.8	29.1	28.6
EBIT Margin	14.4%	11.5%	9.3%
Interest Expense, Net	90.5	97.9	118.6	(7.6)	(17.5)
Provision for Income Taxes	235.1	180.6	126.0	30.2	43.2

Effective Income Tax Rate	35.0%	36.7%	37.1%
Net Income	$436.0	$311.4	$214.2	40.0	45.4

Net Income Per Share—Diluted	$1.90	$1.36	$.93	39.7	46.2

Net Sales

2009 compared with 2008

The increase in net sales was primarily attributable to favorable price realization from list price increases and a reduction in promotional allowances, offset by sales volume decreases, primarily in the United States. Sales volume decreases were associated with pricing elasticity and the rationalization of certain products and businesses. Sales growth was primarily contributed by core brands, particularly Hershey’s, Reese’s, Twizzlers and Kit Kat, which benefited from our consumer-driven strategy, including advertising and in-store selling, merchandising and programming. Sales increases in local currency for our international businesses, particularly in Mexico, Canada, and Brazil, were more than offset by the unfavorable impact of foreign currency exchange rates which reduced total net sales by approximately 1.0%. The acquisition of Van Houten Singapore increased 2009 net sales by $12.0 million, or 0.2%.

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

Key U.S. Marketplace Metrics

For the 52 weeks ended December 31,	2009	2008	2007
Consumer Takeaway Increase	7.2%	3.3%	1.3%
Market Share Increase (Decrease)	0.1	(0.2)	(1.3)

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

Cost of Sales and Gross Margin

2009 compared with 2008

The cost of sales decrease in 2009 compared with 2008 was primarily due to sales volume decreases, favorable supply chain productivity and lower product obsolescence costs, offset substantially by higher input costs, particularly for raw materials and pension expense. During 2009, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable last-in, first-out (“LIFO”) inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $12.7 million cost of sales decrease. Lower business realignment charges included in cost of sales in 2009 compared with 2008 also contributed to the cost of sales decrease. Business realignment charges of $10.1 million were included in cost of sales in 2009 compared with $77.8 million in the prior year.

The gross margin improvement resulted primarily from favorable price realization and supply chain productivity improvements, offset partially by increased input costs and pension expense. Approximately 1.4 percentage points of the gross margin increase was attributable to the impact of lower business realignment charges recorded in 2009 compared with 2008.

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

Gross margin increased primarily as a result of lower business realignment charges recorded in 2008 compared with 2007, with approximately three-quarters of the increase attributable to lower business realignment charges in 2008. Favorable price realization and improved supply chain productivity also contributed to the increase, but were offset substantially by higher input and energy costs.

Selling, Marketing and Administrative

2009 compared with 2008

Selling, marketing and administrative expenses increased primarily due to higher advertising expense, and increases in administrative and selling costs, principally associated with higher pension and incentive compensation expenses. An increase in advertising expense of approximately 50% was slightly offset by lower consumer promotions. Costs associated with the evaluation of potential acquisitions and divestitures increased selling, marketing and administrative expenses by approximately $11.0 million in 2009 compared with 2008. Expenses of $6.1 million related to our 2007 business realignment initiatives were included in selling, marketing and administrative expenses in 2009 compared with $8.1 million in 2008.

2008 compared with 2007

Selling, marketing and administrative expenses increased primarily as a result of higher costs associated with employee-related expenses, including higher incentive compensation expense, increased levels of retail coverage primarily in the United States and expansion of our international businesses. Higher advertising, marketing research and merchandising expenses also contributed to the increase. Business realignment charges of $8.1 million were included in selling, marketing and administrative expenses in 2008 compared with $12.6 million in 2007.

Business Realignment Initiatives and Impairment Charges

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program” or “GSCT”) and, in December 2007, we initiated a business realignment program associated with our business in Brazil (together, “the 2007 business realignment initiatives”). In December 2008, we approved a modest expansion in the scope of the global supply chain transformation program to include the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary, and consolidation of the associated production into existing U.S. facilities, along with rationalization of other select portfolio items. The affected facilities were located in Berkeley and San Francisco, California. Additional business realignment charges related to the expansion in scope were recorded in 2009 and included severance for approximately 150 employees.

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years. The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs. The increase in scope approved in December 2008 increased the total expected cost by about $25 million. In addition, employee lump sum withdrawals from our defined benefit pension plans resulted in total non-cash pension settlement losses of $85.0 million which consisted of $60.4 million in 2009, $12.5 million in 2008 and $12.1 million in 2007.

Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT. Excluding the higher than planned non-cash pension settlement losses, the GSCT total project costs were within the projected ranges. The GSCT was essentially complete as of December 31, 2009. Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program. The current trends of employee lump sum withdrawals from the defined benefit pension plans could result in additional non-cash pension settlement losses of $12 million to $18 million in 2010. In addition, the manufacturing facilities in Naugatuck, Connecticut; Reading, Pennsylvania and Smiths Falls, Ontario have been closed and are being held for sale. Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2010.

In an effort to improve the performance of our business in Brazil, in January 2008 Hershey do Brasil entered into a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. Business realignment and impairment charges of $4.9 million were recorded in 2008 and $12.6 million were recorded in 2007.

Charges (credits) associated with business realignment initiatives and impairment recorded during 2009, 2008 and 2007 were as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Cost of sales
2007 business realignment initiatives:
Global supply chain transformation program	$10,136	$77,767	$123,090

Selling, marketing and administrative
2007 business realignment initiatives:
Global supply chain transformation program	6,120	8,102	12,623

Business realignment and impairment charges, net
2007 business realignment initiatives:
Global supply chain transformation program:
Net (gain on sale)/impairment of fixed assets	(3,418)	(4,882)	47,938
Plant closure expense	22,157	23,415	13,506
Employee separation costs	2,474	11,469	176,463
Pension settlement loss	60,431	12,501	12,075
Contract termination costs	1,231	1,637	14,316
Brazilian business realignment:
Goodwill impairment	—	—	12,260
Employee separation costs	—	1,581	310
Fixed asset impairment charges	—	754	—
Contract termination and other exit costs	—	2,587	—
2008 impairment of trademarks	—	45,739	—

Total business realignment and impairment charges, net	82,875	94,801	276,868

Total net charges associated with business realignment initiatives and impairment	$99,131	$180,670	$412,581

Global Supply Chain Transformation Program

The charge of $10.1 million recorded in cost of sales during 2009 related primarily to the start-up costs associated with the global supply chain transformation program and the accelerated depreciation of fixed assets over the estimated remaining useful life. The $6.1 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program. The $3.4 million net gain on sale of fixed assets related primarily to higher proceeds from the sale of equipment. The $22.2 million of plant closure expenses for 2009 related primarily to the preparation of plants for sale and equipment removal costs. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value of $11.7 million was being held for sale as of December 31, 2009. The global supply chain transformation program had identified six manufacturing facilities which would be closed. As of December 31, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec have been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale. The global supply chain transformation program employee separation costs were primarily related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which have been closed. The higher pension settlement loss in 2009 compared to 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the global supply chain transformation program.

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

The 2007 charge of $123.1 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions. The $12.6 million recorded in selling, marketing and administrative expenses related primarily to project management and administration. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value of $40.2 million was being held for sale as of December 31, 2007. Employee separation costs included $79.0 million primarily for involuntary terminations at the 6 North American manufacturing facilities which were being closed. The employee separation costs also included $97.5 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

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

2008 Impairment of Trademarks

As a result of our annual impairment tests of intangible assets with useful lives determined to be indefinite, we recorded total impairment charges of $45.7 million in December 2008. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates. For more information, refer to pages 46 and 47.

Liabilities Associated with Business Realignment Initiatives

The liability balance as of December 31, 2009 relating to the 2007 business realignment initiatives was $9.2 million, primarily for employee separation and plant closure costs to be paid in 2010. The liability balance as of December 31, 2009 was increased by $0.1 million as a result of foreign currency translation adjustments. The liability balance as of December 31, 2008 was $31.0 million, primarily related to employee separation costs. Charges for plant closure and employee separation costs of $6.6 million were recorded in 2009. We made payments of $28.5 million in 2009 and $46.9 million in 2008 against the liabilities recorded for the 2007 business realignment initiatives, principally related to employee separation and project administration.

Income Before Interest and Income Taxes and EBIT Margin

2009 compared with 2008

EBIT increased in 2009 compared with 2008 principally as a result of higher gross profit and reduced business realignment charges, partially offset by increased selling, marketing and administrative expenses. Net pre-tax business realignment charges of $99.1 million were recorded in 2009 compared with $180.7 million recorded in 2008, a decrease of $81.6 million.

EBIT margin increased from 11.5% for 2008 to 14.4% for 2009. The increase in EBIT margin was the result of the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales. Net business realignment and impairment charges reduced EBIT margin by 1.8 percentage points in 2009 and by 3.5 percentage points in 2008, resulting in an improvement in EBIT margin of 1.7 percentage points from 2008 to 2009.

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

Interest Expense, Net

2009 compared with 2008

Net interest expense was lower in 2009 than the comparable period of 2008 primarily due to lower interest rates and lower average debt balances.

2008 compared with 2007

Net interest expense was lower in 2008 than in 2007 primarily due to lower interest rates and reduced borrowings as compared with the prior year.

Income Taxes and Effective Tax Rate

2009 compared with 2008

Our effective income tax rate was 35.0% for 2009 and was decreased by 0.5 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the year. Our effective income tax rate was also lower in 2009 due to changes in the mix of income among various tax jurisdictions as compared with 2008.

2008 compared with 2007

Our effective income tax rate was 36.7% in 2008, and was increased by 0.7 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the year.

Net Income and Net Income Per Share

2009 compared with 2008

Net income in 2009 was reduced by $60.8 million, or $0.27 per share-diluted, and was reduced by $119.1 million, or $0.52 per share-diluted, in 2008 as a result of net charges associated with our business realignment initiatives. After considering the impact of business realignment and impairment charges in each period, earnings per share-diluted in 2009 increased $0.29, or 15.4%, as compared with 2008.

2008 compared with 2007

As a result of net charges associated with our business realignment initiatives, net income in 2008 was reduced by $119.1 million or $0.52 per share-diluted. After considering the impact of business realignment and impairment charges in each period, earnings per share-diluted in 2008 decreased $0.20 as compared with 2007.

FINANCIAL CONDITION

Our financial condition remained strong during 2009. Solid cash flow from operations and our liquidity, leverage and capital structure contributed to our continued investment grade credit rating by recognized rating agencies.

Acquisitions and Divestitures

In March 2009, we completed the acquisition of the Van Houten Singapore consumer business. The acquisition from Barry Callebaut, AG provides us with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty free distribution channels. The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million. Total liabilities assumed were $3.6 million.

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

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we invested $61.5 million during 2007 and own a 51% controlling interest in Godrej Hershey Ltd. Total liabilities assumed were $51.6 million. Effective in May 2007, this business acquisition was included in our consolidated results, including the related noncontrolling interest.

Also in May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Co., LTD. to produce Hershey products and certain Lotte products for the markets in Asia, particularly in China. We invested $39.0 million in 2007 and own a 44% interest. We are accounting for this investment using the equity method.

We included results subsequent to the dates of acquisition in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

Assets

A summary of our assets is as follows:

December 31,	2009	2008
In thousands of dollars

Current assets	$1,385,434	$1,344,945
Property, plant and equipment, net	1,404,767	1,458,949
Goodwill and other intangibles	697,100	665,449
Deferred income taxes	4,353	13,815
Other assets	183,377	151,561

Total assets	$3,675,031	$3,634,719

•	The change in current assets from 2008 to 2009 was primarily due to the following:

•	Higher cash and cash equivalents in 2009 due to improved cash flows from operations, which significantly reduced the need for short-term borrowings;

•

A decrease in accounts receivable primarily resulting from the timing of sales and cash collections in December 2009 as compared with December 2008, along with a decrease in extended dated receivables associated with sales of seasonal items and new products;

•	A decrease in inventories primarily related to initiatives to improve sales forecasting and inventory planning;

•	A decrease in deferred income taxes primarily related to the effect of hedging transactions; and

•	A decrease in prepaid expenses and other current assets primarily reflecting the timing of income tax payments for various tax jurisdictions and the effect of certain hedging transactions.

•

Property, plant and equipment was lower in 2009 as depreciation expense of $158.0 million and asset retirements more than offset capital additions of $126.3 million. Accelerated depreciation of fixed assets at facilities which were being closed as well as certain asset retirements resulted primarily from the global supply chain transformation program.

•	Goodwill and other intangibles increased primarily as a result of the Van Houten Singapore acquisition and the effect of currency translation adjustments.

•	Other assets increased primarily due to the change in the funded status of our pension plans as well as the effect of certain hedging transactions.

Liabilities

A summary of our liabilities is as follows:

December 31,	2009	2008
In thousands of dollars

Current liabilities	$910,628	$1,270,212
Long-term debt	1,502,730	1,505,954
Other long-term liabilities	501,334	504,963
Deferred income taxes	—	3,646

Total liabilities	$2,914,692	$3,284,775

•	Changes in current liabilities from 2008 to 2009 were primarily the result of the following:

•	Higher accounts payable reflecting the timing of inventory deliveries to support manufacturing requirements and higher costs of goods and services;

•

Higher accrued liabilities primarily associated with advertising and promotions, certain hedging transactions, as well as higher expected incentive compensation payments in 2010, partially offset by payments of liabilities associated with the 2007 business realignment initiatives; and

•	A decrease in short-term debt of $459.1 million reflecting repayments of commercial paper borrowings facilitated by strong cash flow during 2009.

Capital Structure

We have two classes of stock outstanding, Common Stock and Class B Stock. Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. Holders of the Common Stock have one vote per share. Holders of the Class B Stock have 10 votes per share. Holders of the Common Stock, voting separately as a class, are entitled to elect one-sixth of our Board of Directors. With respect to dividend rights, holders of the Common Stock are entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.

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

Arnold G. Langbo and Charles B. Strauss resigned from the Board of Directors of the Company effective August 10, 2009, following a decision by the Board of Directors to establish a Finance and Risk Management Committee that also delegated to such committee responsibilities with respect to reviewing and monitoring the Company’s annual plan and certain strategic matters including but not limited to acquisitions and dispositions. Messrs. Langbo and Strauss decided to resign from the Board of Directors based on their views, expressed before the committee was established, that retaining responsibility for these matters with the Board of Directors as a whole was a better corporate governance structure for the Company.

On November 11, 2007 we announced that all of the members of our Board of Directors had resigned except for Richard H. Lenny, who was at that time our Chairman of the Board and Chief Executive Officer, David J. West, who was at that time President of the Company and currently serves as our President and Chief Executive Officer, and Robert F. Cavanaugh, who is also a member of the board of directors of Hershey Trust Company and board of managers (governing body) of Milton Hershey School. In addition, we announced that the Milton Hershey School Trust through stockholder action effected by written consent had amended the By-laws of the Company to allow the Company’s stockholders to fix the number of directors to serve on our Board of Directors and from time to time to increase or decrease such number of directors, expanded the size of our Board of Directors from 11 directors to 13 directors, and appointed 8 new directors, including two who are also members of the board of directors of Hershey Trust Company and board of managers of Milton Hershey School.

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

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement (“Rights Agreement”). The Milton Hershey School Trust supported the Rights Agreement. This action was not in response to any specific effort to acquire control of The Hershey Company. Under the Rights

Agreement, our Board of Directors declared a dividend of one right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, will not affect reported earnings per share, is not taxable and will not change the manner in which our Common Stock is traded. We discuss the Rights Agreement in more detail in Note 16, Capital Stock and Net Income Per Share.

Noncontrolling Interests in Subsidiaries

As of January 1, 2009, the Company adopted a Financial Accounting Standards Board (“FASB”) accounting standard that establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be measured initially at fair value.

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

The increase in noncontrolling interests in subsidiaries from $31.7 million as of December 31, 2008 to $39.9 million as of December 31, 2009 reflected the $7.3 million contribution from the noncontrolling interests in Godrej Hershey Ltd. and the impact of currency translation adjustments, partially offset by a reduction resulting from the recording of the share of losses pertaining to the noncontrolling interests. The share of losses pertaining to the noncontrolling interests in subsidiaries was $4.1 million for the year ended December 31, 2009, $6.1 million for the year ended December 31, 2008 and $1.3 million for the year ended December 31, 2007. This was reflected in selling, marketing and administrative expenses.

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

Cash Flows from Operating Activities

Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Net income	$435,994	$311,405	$214,154
Depreciation and amortization	182,411	249,491	310,925
Stock-based compensation and excess tax benefits	30,472	22,196	9,526
Deferred income taxes	(40,578)	(17,125)	(124,276)
Business realignment and impairment charges, net of tax	60,823	119,117	267,653
Contributions to pension plans	(54,457)	(32,759)	(15,836)
Working capital	157,812	65,791	148,019
Changes in other assets and liabilities	293,272	(198,555)	(31,329)

Net cash provided from operating activities	$1,065,749	$519,561	$778,836

•	Over the past three years, total cash provided from operating activities was approximately $2.4 billion.

•

Depreciation and amortization expenses decreased in 2009 principally as the result of lower accelerated depreciation charges related to the 2007 business realignment initiatives compared with accelerated depreciation charges recorded in 2007 and 2008. Accelerated depreciation recorded in 2009 was approximately $4.2 million compared with approximately $60.6 million recorded in 2008 and $108.6 million recorded in 2007. Depreciation and amortization expenses represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•

Cash used by deferred income taxes increased in 2009 compared with 2008 primarily as a result of the tax impact associated with hedging transactions. Cash used by deferred income taxes in 2008 and 2007, primarily reflected the impact of deferred taxes associated with the 2007 business realignment and impairment charges recorded during 2008 and 2007.

•

We contributed $103.1 million to our pension plans over the past three years to improve the plans’ funded status and to pay benefits under the non-funded plans. As of December 31, 2009, our pension benefit obligations exceeded the fair value of our pension plan assets by $15.1 million.

•

Over the three year period, cash provided from working capital tended to fluctuate due to the timing of sales and cash collections during December of each year and working capital management practices, including initiatives implemented to reduce working capital.

•

During the three year period, cash provided from or used by changes in other assets and liabilities primarily reflected the effect of hedging transactions and the impact of business realignment initiatives, along with the related tax effects.

•	The increase in income taxes paid in 2009 compared with 2008 primarily reflected the impact of higher taxable income for 2009.

Cash Flows from Investing Activities

Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Capital additions	$(126,324)	$(262,643)	$(189,698)
Capitalized software additions	(19,146)	(20,336)	(14,194)
Proceeds from sales of property, plant and equipment	10,364	82,815	—
Business acquisitions	(15,220)	—	(100,461)
Proceeds from divestitures	—	1,960	—

Net cash used by investing activities	$(150,326)	$(198,204)	$(304,353)

•

Capital additions in 2009 associated with our global supply chain transformation program were approximately $46.3 million compared with $162.6 million in 2008. Other capital additions were primarily related to modernization of existing facilities and purchases of manufacturing equipment for new products.

•	Capitalized software additions were primarily for ongoing enhancement of our information systems.

•

In 2009, we received $10.4 million in proceeds from the sale of manufacturing facilities and related equipment under the global supply chain transformation program compared with $82.8 million received in 2008.

•	We anticipate total capital expenditures, including capitalized software, of approximately $150 million to $160 million in 2010.

•

In March 2009, our Company completed the acquisition of the Van Houten Singapore consumer business. The purchase price for the acquisition of Van Houten Singapore and a licensing agreement was approximately $15.2 million.

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

Cash Flows from Financing Activities

Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Net change in short-term borrowings	$(458,047)	$(371,393)	$195,055
Long-term borrowings	—	247,845	—
Repayment of long-term debt	(8,252)	(4,977)	(188,891)
Cash dividends paid	(263,403)	(262,949)	(252,263)
Exercise of stock options	32,773	38,383	59,958
Contributions from noncontrolling interests in subsidiaries	7,322	—	—
Repurchase of Common Stock	(9,314)	(60,361)	(256,285)

Net cash used by financing activities	$(698,921)	$(413,452)	$(442,426)

•

We use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. Additional information on short-term borrowings is included under Borrowing Arrangements below.

•	In March 2008, we issued $250 million of 5.0% Notes due in 2013. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2006 described under Registration Statements below.

•	In March 2007, we repaid $150.0 million of 6.95% Notes due in 2007.

•	We paid cash dividends of $198.4 million on our Common Stock and $65.0 million on our Class B Stock in 2009.

•	Cash received from the exercise of stock options was partially offset by cash used for the repurchase of Common Stock.

Repurchases and Issuances of Common Stock

For the years ended December 31,	2009		2008		2007
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under pre-approved share repurchase programs:
Open market repurchases	—	$—	—	$—	2,916	$149,983
Shares repurchased to replace Treasury Stock issued for stock options and employee benefits	252	9,314	1,610	60,361	2,046	106,302

Total share repurchases	252	9,314	1,610	60,361	4,962	256,285
Shares issued for stock options and employee benefits	(1,215)	(39,616)	(1,595)	(51,992)	(1,748)	(56,670)

Net change	(963)	$(30,302)	15	$8,369	3,214	$199,615

•

We intend to repurchase shares of Common Stock in 2010 in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•

In December 2006, our Board of Directors approved a $250 million share repurchase program. As of December 31, 2009, $100.0 million remained available for repurchases of Common Stock under this program.

Cumulative Share Repurchases and Issuances

A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	In thousands
Shares repurchased under authorized programs:
Open market repurchases	57,436	$1,984,431
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	68,298	2,217,161
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares reissued for stock option obligations, supplemental retirement contributions, and employee stock ownership trust obligations	(30,305)	(802,159)
Shares repurchased to replace reissued shares	26,629	1,063,254

Total held as Treasury Stock as of December 31, 2009	131,904	$3,979,629

Borrowing Arrangements

We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity.

•

In December 2006, we entered into a five-year agreement establishing an unsecured committed revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings to $1.5 billion with the consent of the lenders. During the fourth quarter of 2007, the lenders approved an extension of this agreement by one year in accordance with our option under the agreement. The five-year agreement will now expire in December 2012. As of December 31, 2009, $1.1 billion was available to borrow under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties, and events of default. As of December 31, 2009, we complied with all of these covenants. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

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

•

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2009, we could borrow up to approximately $68.9 million in various currencies under the lines of credit and as of December 31, 2008, we could borrow up to $67.1 million.

Registration Statements

•

In May 2009, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”). This WKSI Registration Statement was filed to replace a May 2006 WKSI Registration Statement which expired in May 2009.

•	In March 2008, we issued $250 million of 5.0% Notes due April 1, 2013. The Notes were issued under the 2006 WKSI Registration Statement.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of December 31, 2009, our contractual cash obligations by year were as follows:

	Payments Due by Year
	In thousands of dollars
Contractual Obligations	2010	2011	2012	2013	2014	Thereafter	Total
Unconditional Purchase Obligations	$1,111,200	$589,500	$356,100	$234,900	$—	$—	$2,291,700
Non-cancelable Operating Leases	14,020	11,171	10,106	6,422	6,174	13,599	61,492
Long-term Debt	15,247	253,707	150,967	250,000	—	848,056	1,517,977

Total Obligations	$1,140,467	$854,378	$517,173	$491,322	$6,174	$861,655	$3,871,169

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

Purchase Obligations

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above, consists of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2009.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2009 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2009, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

Asset Retirement Obligations

We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of asbestos in a special manner if such facilities undergo major renovations or are demolished. We believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of asbestos.

As of December 31, 2009, certain real estate associated with the closure of facilities under the global supply chain transformation program is being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which have not been reflected in our current estimates.

Income Tax Obligations

We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company and interpretation of tax laws. We are regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments. We adjust the reserves based upon changing facts and circumstances, such as receiving audit assessments or clearing of an item for which a reserve has been established. Assessments of additional tax require cash payments. We are not aware of any significant income tax assessments. The amount of tax obligations is not included in the table of contractual cash obligations by year on page 36 because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes.

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

Accounting Policies Associated with Derivative Instruments

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

Fair value hedges pertain to derivative instruments that qualify as a hedge of exposures to changes in the fair value of a firm commitment or assets and liabilities recognized on the balance sheet. For fair value hedges, our policy is to record the gain or loss on the derivative instrument in earnings in the period of change together with the offsetting loss or gain on the hedged item. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value.

As of December 31, 2009, we designated and accounted for all derivative instruments, including foreign exchange forward contracts and options and commodities futures and options contracts, as cash flow hedges. Additional information regarding accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2009. Note 1, Note 6 and Note 7 to the Consolidated Financial Statements provide additional information.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2009. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$15,247	$253,707	$150,967	$250,000	$—	$848,056	$1,517,977	$1,654,367
Interest Rate	10.2%	5.3%	7.0%	5.0%	—	6.2%	6.0%

We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2009.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements.

In March 2009, we entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011. The weighted-average fixed rate on the forward starting swap agreements was 3.5%. The fair value of interest rate swap agreements was a net asset of $9.2 million as of December 31, 2009. Our risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. As of December 31, 2009, the potential net loss associated with interest rate swap agreements resulting from a hypothetical near-term adverse change in interest rates of ten percent was approximately $4.9 million. For more information see Note 6, Derivative Instruments and Hedging Activities.

As of December 31, 2008 we were not a party to any interest rate swap agreements.

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions denominated in foreign currencies. These transactions are primarily purchase commitments or forecasted purchases of equipment, raw materials and finished goods. We also may hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.

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

A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2009		2008
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$2.7	Euros Swiss francs	$0.8	Euros Swiss francs Mexican pesos

Foreign exchange forward contracts to sell foreign currencies	$106.3	Canadian dollars	$68.1	Canadian dollars Australian dollars

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

A summary of the fair value and market risk associated with foreign exchange forward contracts is as follows:

December 31,	2009	2008
In millions of dollars

Fair value of foreign exchange forward contracts, net—(liability) asset	$(4.8)	$10.3

Potential net loss associated with foreign exchange forward contracts resulting from a hypothetical near-term adverse change in market rates of ten percent	$10.9	$7.1

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

We use futures and options contracts in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, it is not possible to hedge our costs for dairy products by entering into futures contracts to extend coverage for longer periods of time. We use fuel oil futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

During 2009, the average cocoa futures contract prices increased compared with 2008, and traded in a range between $1.10 and $1.52 per pound, based on the prices of futures contracts traded on the IntercontinentalExchange. Cocoa futures prices during 2009 traded at prices which were near 30-year highs. The significant increase in cocoa futures prices reflected the impact of a weakening U.S. dollar as compared with other currencies, and an increase in asset allocation into commodity-based investments by various hedge funds.

During 2009, dairy prices started the year near $.13 per pound and dropped to approximately $.10 per pound on a class II fluid milk basis. Prices were weak in the face of strong production of milk and dairy products, and sluggish demand worldwide. Our costs for certain dairy products may not necessarily reflect market price fluctuations because of our forward purchasing practices.

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

Commodity Position Sensitivity Analysis

The following sensitivity analysis reflects our market risk to a hypothetical adverse market price movement of 10%, based on our net commodity positions at four dates spaced equally throughout the year. Our net commodity positions consist of the amount of futures contracts we hold over or under the amount of futures contracts we need to price unpriced physical forward contracts for the same commodities. Inventories, priced forward contracts and estimated anticipated purchases not yet under contract were not included in the sensitivity analysis calculations. We define a loss, for purposes of determining market risk, as the potential decrease in fair value or the opportunity cost resulting from the hypothetical adverse price movement. The fair values of net commodity positions reflect quoted market prices or estimated future prices, including estimated carrying costs corresponding with the future delivery period.

For the years ended December 31,	2009		2008
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$(209.0)	$20.9	$(357.1)	$35.7
Lowest long position	(513.2)	51.3	(574.1)	57.4
Average position (long)	(363.1)	36.3	(440.6)	44.1

The increase in fair values from 2008 to 2009 primarily reflected higher 2009 prices, slightly offset by a decrease in net commodity positions. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.

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

Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. We discuss our significant accounting policies in Note 1, Summary of Significant Accounting Policies.

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria based upon the results of our recurring financial account reviews and our evaluation of the current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. McLane Company, Inc. accounted for approximately 22.5% of our total accounts receivable as of December 31, 2009. As of December 31, 2009, no other customer accounted for more than 10% of our total accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base.

Accounts Receivable—Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the following:

•	Aging of accounts receivable at the date of the financial statements;

•	Assessments of collectability based on historical trends; and

•	Evaluation of the impact of current and projected economic conditions.

We monitor the collectability of our accounts receivable on an ongoing basis by analyzing aged accounts receivable, assessing the credit worthiness of our customers and evaluating the impact of reasonably likely changes in economic conditions that may impact credit risks. Estimates with regard to the collectability of accounts receivable are reasonably likely to change in the future.

Information on our Accounts Receivable—Trade, related expenses and assumptions is as follows:

For the three-year period	2007-2009
In millions of dollars, except percents

Average expense for potential uncollectible accounts	$1.7
Average write-offs of uncollectible accounts	$1.6
Allowance for doubtful accounts as a percentage of gross accounts receivable	1%-2%

•	We recognize the provision for uncollectible accounts as selling, marketing and administrative expense in the Consolidated Statements of Income.

•	If we made reasonably possible near-term changes in the most material assumptions regarding collectability of accounts receivable, our annual provision could change within the following range:

•	A reduction in expense of approximately $4.9 million; and

•	An increase in expense of approximately $3.7 million.

•	Changes in estimates for future uncollectible accounts receivable would not have a material impact on our liquidity or capital resources.

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

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2009	2008	2007
In millions of dollars

Promotional costs	$721.5	$766.6	$702.1

•	We determine the amount of the accrued liability by:

•	Analysis of programs offered;

•	Historical trends;

•	Expectations regarding customer and consumer participation;

•	Sales and payment trends; and

•	Experience with payment patterns associated with similar, previously offered programs.

•

The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

•	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:

•	A reduction in costs of approximately $13.1 million; and

•	An increase in costs of approximately $5.6 million.

•	Changes in these assumptions would affect net sales and income before income taxes.

•	Over the three-year period ended December 31, 2009, actual promotion costs have not deviated from the estimated amounts by more than 2%.

•	Changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.

Liabilities associated with potentially unsaleable products

•	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.

•	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.

•

Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

•	Over the three-year period ended December 31, 2009, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.

•

Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $1.0 million to $2.0 million.

•	Over the three-year period ended December 31, 2009, actual costs have not deviated from our estimates by more than approximately 1%.

•	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.

Pension and Other Post-Retirement Benefits Plans

Overview

We sponsor a number of defined benefit pension plans. The primary plans are The Hershey Company Retirement Plan and The Hershey Company Retirement Plan for Hourly Employees. These are cash balance plans that provide pension benefits for most domestic employees hired prior to January 1, 2007. We monitor legislative and regulatory developments regarding cash balance plans, as well as recent court cases, for any impact on our plans. We also sponsor 2 primary post-retirement benefit plans. The health care plan is contributory, with participants’ contributions adjusted annually, and the life insurance plan is non-contributory.

We fund domestic pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 and federal income tax laws. Beginning January 1, 2008, we complied with the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. We broadly diversify our pension plan assets, consisting primarily of domestic and international common stocks and fixed income securities. Short-term and long-term liabilities associated with benefit plans are primarily determined based on actuarial calculations. These calculations consider payroll and employee data, including age and years of service, along with actuarial assumptions at the date of the financial statements. We take into consideration long-term projections with regard to economic conditions, including interest rates, return on assets and the rate of increase in compensation levels. With regard to liabilities associated with post-retirement benefit plans that provide health care and life insurance, we take into consideration the long-term annual rate of increase in the per capita cost of the covered benefits. We review the discount rate assumptions and may revise them annually. The expected long-term rate of return on assets assumption (“asset return assumption”) for funded plans is of a longer duration and revised only when long-term asset return projections demonstrate that need.

An employer that is a business entity and sponsors one or more single-employer defined benefit plans is required to:

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

Pension Plans

Our pension plan costs and related assumptions were as follows:

For the years ended December 31,	2009	2008	2007
In millions of dollars

Net periodic pension benefit costs (income)	$48.9	$(17.4)	$(9.0)

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	6.4%	6.3%	5.8%
Average discount rate assumptions—benefit obligation calculation	5.7%	6.4%	6.2%
Asset return assumptions	8.5%	8.5%	8.5%

Net Periodic Pension Benefit Costs

We recorded net periodic pension benefit expense of $48.9 million in 2009. The increase from 2008 was primarily due to the significant decline in the value of pension assets during 2008 reflecting volatility and deterioration in financial market and economic conditions. We recorded net periodic pension benefit income in 2008 primarily due to the modifications announced in October 2006 which reduced future benefits under The Hershey Company Retirement Plan, The Hershey Company Retirement Plan for Hourly Employees and the Supplemental Executive Retirement Plan and the impact of a higher discount rate assumption as of December 31, 2007. Our periodic pension benefit costs in 2010 will be approximately $14 million lower due to the higher actual return on pension assets in 2009.

Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains and losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit expense for 2010 is $28.4 million. The 2009 recognized net actuarial loss component of net periodic pension benefit expense was $33.6 million. Projections beyond 2010 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit Costs (Income)

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2009 and 2008, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Citigroup Pension Discount Curve.

The use of a different discount rate assumption can significantly affect net periodic benefit cost (income):

•	A one-percentage point decrease in the discount rate assumption would have increased 2009 net periodic pension benefit expense by $6.7 million.

•	A one-percentage point increase in the discount rate assumption would have decreased 2009 net periodic pension benefit expense by $6.2 million.

Average Discount Rate Assumption—Benefit Obligations

The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit cost (income) as described above. We reduced our 2009 discount rate assumption due to the declining interest rate environment consistent with the duration of our pension plan liabilities.

The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2009 pension benefits obligations by $100.2 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2009 pension benefits obligations by $85.5 million.

Asset Return Assumptions

We based the expected return on plan assets component of net periodic pension benefit costs (income) on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 22 years prior to December 31, 2009 was approximately 8.3%. The actual return on assets was as follows:

For the years ended December 31,	2009	2008	2007
Actual return (loss) on assets	21.2%	(24.1)%	7.1%

The use of a different asset return assumption can significantly affect net periodic benefit cost (income):

•	A one-percentage point decrease in the asset return assumption would have increased 2009 net periodic pension benefit expense by $8.7 million.

•	A one-percentage point increase in the asset return assumption would have decreased 2009 net periodic pension benefit expense by $8.7 million.

Our investment policies specify ranges of allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2009, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes. As of December 31, 2009 and 2008, the benefit plan fixed income assets were invested primarily in conventional instruments benchmarked to the Barclays Capital U.S. Aggregate Bond Index.

For 2009 and 2008, minimum funding requirements for the plans were not material. However, we made contributions of $54.5 million in 2009 and $32.8 million in 2008 to improve the funded status of our qualified plans and for the payment of benefits under our non-qualified pension plans. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate would not have changed the 2009 minimum funding requirements significantly for the domestic plans. For 2010, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2010 is not material.

Post-Retirement Benefit Plans

Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2009	2008	2007
In millions of dollars

Net periodic other post-retirement benefit cost	$19.9	$21.9	$24.9

Assumptions:
Average discount rate assumption	6.4%	6.3%	5.8%

The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have decreased 2009 net periodic other post-retirement benefit cost by $.5 million.

•	A one-percentage point increase in the discount rate assumption would have increased 2009 net periodic other post-retirement benefit cost by $1.0 million.

Other post-retirement benefit obligations and assumptions were as follows:

December 31,	2009	2008
In millions of dollars

Other post-retirement benefit obligation	$324.6	$315.4

Assumptions:
Benefit obligations discount rate assumption	5.7%	6.4%

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2009 other post-retirement benefits obligations by $30.4 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2009 other post-retirement benefits obligations by $25.7 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets by classifying intangible assets into three categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with definite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired.

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

We perform annual impairment tests of goodwill at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined than none of our goodwill was impaired as of December 31, 2009. The fair value of our Godrej Hershey Ltd. reporting unit exceeded its carrying value by approximately 6%. As of December 31, 2009, the goodwill allocated to the reporting unit was approximately $79.6 million. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our current operating plans. Significant assumptions and estimates included in our current operating plans were associated with sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the unavailability of raw or packaging materials or significant cost increases, pricing constraints and possible disruptions to our supply chain. The fair values of our other reporting units were substantially in excess of their carrying values.

Our other intangible assets consist primarily of customer-related intangible assets, patents and trademarks obtained through business acquisitions. We amortize customer-related intangible assets and patents over their estimated useful lives. The useful lives of existing trademarks were determined to be indefinite and, therefore, we do not amortize them. We evaluate our trademarks for impairment by comparing the carrying amount of the assets to their estimated fair value. The fair value of trademarks is calculated using a “relief from royalty payments” methodology. This approach involves two steps. In the first step, we estimate reasonable royalty rates for each trademark. In the second step, we apply these royalty rates to a net sales stream and discount the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark. If the estimated fair value is less than the carrying amount, we record an impairment charge to reduce the asset to its estimated fair value. The estimates of future cash flows are generally based on past performance of the brands and reflect net sales projections and assumptions for the brands that we use in current operating plans. We also consider assumptions that market participants may use. Such assumptions are subject to change due to changing economic and competitive conditions.

We perform annual impairment tests of other intangible assets with indefinite lives at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined that none of our other intangible assets was impaired as of December 31, 2009. In December 2008, we recorded total non-cash impairment charges of $45.7 million. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates.

Commodities Futures and Options Contracts

We use futures and options contracts in combination with forward purchasing of cocoa products and other commodities primarily to reduce the risk of future price increases, provide visibility to future costs and take advantage of market fluctuations. Additional information with regard to accounting policies associated with commodities futures and options contracts and other derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2009	2008	2007
In millions of dollars

Net after-tax gains on cash flow hedging derivatives	$78.3	$11.5	$6.8
Reclassification adjustments from accumulated other comprehensive loss to income	1.9	(34.1)	.2
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	.2	(.1)	(.5)

•	We reflected reclassification adjustments related to gains or losses on commodities futures and options contracts in cost of sales.

•	No gains or losses on commodities futures and options contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on commodities futures and options contracts in income due to excluding such components from the hedge effectiveness assessment.

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, and commodities futures and options contracts, expected to be reclassified into earnings in the next 12 months was approximately $54.0 million after tax as of December 31, 2009. This amount was primarily associated with commodities futures contracts.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors beginning on page 10 for information concerning the key risks to achieving our future performance goals.

We expect the economic environment to continue to be challenging in 2010. In this environment, we will continue to build our business by focusing on a consumer-driven approach to core brand investment and new product innovation in North America, along with investments in our strategic international businesses.

We expect to increase advertising investment by 25% to 30% behind our core brands and new product introductions. We will also continue to invest in consumer insights, in-store selling, merchandising and programming to drive profitable growth for both our Company and our customers.

We expect our cost structure to remain at elevated levels in 2010. Key commodity markets remain volatile and prices for many commodities are near multi-year highs. We have good visibility into our full-year cost structure for 2010. We also expect to continue to achieve productivity and efficiency improvements, along with price realization in 2010, resulting in modestly enhanced margins.

For 2010, we expect to achieve net sales growth within our long-term objective of 3% to 5% and adjusted earnings per share-diluted growth within our long-term objective of 6% to 8%.

Outlook for Global Supply Chain Transformation Program

Total pre-tax charges and non-recurring project implementation costs over the last three years for the GSCT were $629.1 million. The GSCT was essentially complete as of December 31, 2009. However, the current trends of employee lump sum withdrawals from the defined benefit pension plans could result in additional non-cash pension settlement losses of $12 million to $18 million in 2010. In addition, the manufacturing facilities in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale. Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2010.

SUBSEQUENT EVENTS

In May 2009, the FASB issued a new standard effective for both interim and annual financial statements ending after June 15, 2009. It establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

We adopted this new standard as of July 5, 2009 and have evaluated all subsequent events through the date and time our financial statements were issued. The adoption of this standard did not have a material impact on our financial accounting or reporting. No subsequent events occurred during this reporting period that require recognition or disclosure in this filing.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued two Statements of Financial Accounting Standards: No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”) and No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).

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

Each of these statements has now been included in the FASB Codification. SFAS No. 166 is now Topic 860 and SFAS No. 167 is now Topic 810. These standards are effective for us as of January 1, 2010; we believe there will be no significant impact on our consolidated financial statements upon adoption of these new accounting standards.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information about market risk is included in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 37 through 40.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RESPONSIBILITY FOR FINANCIAL STATEMENTS

The Hershey Company is responsible for the financial statements and other financial information contained in this report. We believe that the financial statements have been prepared in conformity with U.S. generally accepted accounting principles appropriate under the circumstances to reflect in all material respects the substance of applicable events and transactions. In preparing the financial statements, it is necessary that management make informed estimates and judgments. The other financial information in this annual report is consistent with the financial statements.

We maintain a system of internal accounting controls designed to provide reasonable assurance that financial records are reliable for purposes of preparing financial statements and that assets are properly accounted for and safeguarded. The concept of reasonable assurance is based on the recognition that the cost of the system must be related to the benefits to be derived. We believe our system provides an appropriate balance in this regard. We maintain an Internal Audit Department which reviews the adequacy and tests the application of internal accounting controls.

The 2009, 2008 and 2007 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on our financial statements is included on page 52.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 19, 2010

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2009	2008	2007
In thousands of dollars except per share amounts

Net Sales	$5,298,668	$5,132,768	$4,946,716

Costs and Expenses:
Cost of sales	3,245,531	3,375,050	3,315,147
Selling, marketing and administrative	1,208,672	1,073,019	895,874
Business realignment and impairment charges, net	82,875	94,801	276,868

Total costs and expenses	4,537,078	4,542,870	4,487,889

Income before Interest and Income Taxes	761,590	589,898	458,827
Interest expense, net	90,459	97,876	118,585

Income before Income Taxes	671,131	492,022	340,242
Provision for income taxes	235,137	180,617	126,088

Net Income	$435,994	$311,405	$214,154

Net Income Per Share—Basic—Class B Common Stock	$1.77	$1.27	$.87

Net Income Per Share—Diluted—Class B Common Stock	$1.77	$1.27	$.87

Net Income Per Share—Basic—Common Stock	$1.97	$1.41	$.96

Net Income Per Share—Diluted—Common Stock	$1.90	$1.36	$.93

Cash Dividends Paid Per Share:
Common Stock	$1.1900	$1.1900	$1.1350
Class B Common Stock	1.0712	1.0712	1.0206

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$253,605	$37,103
Accounts receivable—trade	410,390	455,153
Inventories	519,712	592,530
Deferred income taxes	39,868	70,903
Prepaid expenses and other	161,859	189,256

Total current assets	1,385,434	1,344,945
Property, Plant and Equipment, Net	1,404,767	1,458,949
Goodwill	571,580	554,677
Other Intangibles	125,520	110,772
Deferred Income Taxes	4,353	13,815
Other Assets	183,377	151,561

Total assets	$3,675,031	$3,634,719

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$287,935	$249,454
Accrued liabilities	546,462	504,065
Accrued income taxes	36,918	15,189
Short-term debt	24,066	483,120
Current portion of long-term debt	15,247	18,384

Total current liabilities	910,628	1,270,212
Long-term Debt	1,502,730	1,505,954
Other Long-term Liabilities	501,334	504,963
Deferred Income Taxes	—	3,646

Total liabilities	2,914,692	3,284,775

Commitments and Contingencies	—	—

Stockholders’ Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2009 and 2008	—	—
Common Stock, shares issued: 299,192,836 in 2009 and 299,190,836 in 2008	299,192	299,190
Class B Common Stock, shares issued: 60,708,908 in 2009 and 60,710,908 in 2008	60,709	60,711
Additional paid-in capital	394,678	352,375
Retained earnings	4,148,353	3,975,762
Treasury—Common Stock shares, at cost: 131,903,468 in 2009 and 132,866,673 in 2008	(3,979,629)	(4,009,931)
Accumulated other comprehensive loss	(202,844)	(359,908)

The Hershey Company stockholders’ equity	720,459	318,199
Noncontrolling interests in subsidiaries	39,880	31,745

Total stockholders’ equity	760,339	349,944

Total liabilities and stockholders’ equity	$3,675,031	$3,634,719

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$435,994	$311,405	$214,154
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	182,411	249,491	310,925
Stock-based compensation expense, net of tax of $19,223, $13,265 and $10,634, respectively	34,927	23,583	18,987
Excess tax benefits from exercise of stock options	(4,455)	(1,387)	(9,461)
Deferred income taxes	(40,578)	(17,125)	(124,276)
Business realignment and impairment charges, net of tax of $38,308, $61,553 and $144,928, respectively	60,823	119,117	267,653
Contributions to pension plans	(54,457)	(32,759)	(15,836)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	46,584	31,675	40,467
Inventories	74,000	7,681	45,348
Accounts payable	37,228	26,435	62,204
Other assets and liabilities	293,272	(198,555)	(31,329)

Net Cash Provided from Operating Activities	1,065,749	519,561	778,836

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(126,324)	(262,643)	(189,698)
Capitalized software additions	(19,146)	(20,336)	(14,194)
Proceeds from sales of property, plant and equipment	10,364	82,815	—
Business acquisitions	(15,220)	—	(100,461)
Proceeds from divestitures	—	1,960	—

Net Cash (Used by) Investing Activities	(150,326)	(198,204)	(304,353)

Cash Flows Provided from (Used by) Financing Activities
Net change in short-term borrowings	(458,047)	(371,393)	195,055
Long-term borrowings	—	247,845	—
Repayment of long-term debt	(8,252)	(4,977)	(188,891)
Cash dividends paid	(263,403)	(262,949)	(252,263)
Exercise of stock options	28,318	36,996	50,497
Excess tax benefits from exercise of stock options	4,455	1,387	9,461
Contributions from noncontrolling interests in subsidiaries	7,322	—	—
Repurchase of Common Stock	(9,314)	(60,361)	(256,285)

Net Cash (Used by) Financing Activities	(698,921)	(413,452)	(442,426)

Increase (Decrease) in Cash and Cash Equivalents	216,502	(92,095)	32,057
Cash and Cash Equivalents as of January 1	37,103	129,198	97,141

Cash and Cash Equivalents as of December 31	$253,605	$37,103	$129,198

Interest Paid	$91,623	$97,364	$126,450
Income Taxes Paid	252,230	197,661	253,977

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2007	$—	$299,085	$60,816	$298,243	$3,965,415	$(3,801,947)	$(138,189)	$—	$683,423

Net income					214,154				214,154
Other comprehensive income							110,210		110,210

Comprehensive income									324,364
Dividends:
Common Stock, $1.135 per share					(190,199)				(190,199)
Class B Common Stock, $1.0206 per share					(62,064)				(62,064)
Conversion of Class B Common Stock into Common Stock		10	(10)						—
Incentive plan transactions				1,426		2,082			3,508
Stock-based compensation				29,790					29,790
Exercise of stock options				5,797		54,588			60,385
Repurchase of Common Stock						(256,285)			(256,285)
Noncontrolling interests in subsidiaries								30,598	30,598

Balance as of December 31, 2007	—	299,095	60,806	335,256	3,927,306	(4,001,562)	(27,979)	30,598	623,520
Net income					311,405				311,405
Other comprehensive loss							(331,929)		(331,929)

Comprehensive loss									(20,524)
Dividends:
Common Stock, $1.19 per share					(197,839)				(197,839)
Class B Common Stock, $1.0712 per share					(65,110)				(65,110)
Conversion of Class B Common Stock into Common Stock		95	(95)						—
Incentive plan transactions				(422)		12,989			12,567
Stock-based compensation				18,161					18,161
Exercise of stock options				(620)		39,003			38,383
Repurchase of Common Stock						(60,361)			(60,361)
Noncontrolling interests in subsidiaries								1,147	1,147

Balance as of December 31, 2008	—	299,190	60,711	352,375	3,975,762	(4,009,931)	(359,908)	31,745	349,944
Net income					435,994				435,994
Other comprehensive income							157,064		157,064

Comprehensive income									593,058
Dividends:
Common Stock, $1.19 per share					(198,371)				(198,371)
Class B Common Stock, $1.0712 per share					(65,032)				(65,032)
Conversion of Class B Common Stock into Common Stock		2	(2)						—
Incentive plan transactions				(355)		4,762			4,407
Stock-based compensation				44,704					44,704
Exercise of stock options				(2,046)		34,854			32,808
Repurchase of Common Stock						(9,314)			(9,314)
Noncontrolling interests in subsidiaries								8,135	8,135

Balance as of December 31, 2009	$—	$299,192	$60,709	$394,678	$4,148,353	$(3,979,629)	$(202,844)	$39,880	$760,339

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed below and in other notes to the consolidated financial statements. We have made certain reclassifications to prior year amounts to conform to the 2009 presentation.

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

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we own a 51% controlling interest in Godrej Hershey Ltd. This business acquisition is included in our consolidated financial results, including the related noncontrolling interest.

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

Equity Investments

We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. In May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Company, LTD. to produce Hershey products and certain Lotte products for the markets in Asia, particularly China. We own a 44% interest in this entity and are accounting for this investment using the equity method.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Critical accounting estimates involved in applying our accounting policies are those that require management to make assumptions about matters that are highly uncertain at the time the accounting estimate was made and those for which different estimates reasonably could have been used for the current period. Critical accounting estimates are also those which are reasonably likely to change from period to period and would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations. Our most critical accounting estimates pertain to accounting policies for accounts receivable—trade; accrued liabilities; pension and other post-retirement benefit plans; and goodwill and other intangible assets.

These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors,

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, commodity and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Revenue Recognition

We record sales when all of the following criteria have been met:

•	A valid customer order with a fixed price has been received;

•	The product has been delivered to the customer;

•	There is no further significant obligation to assist in the resale of the product; and

•	Collectability is reasonably assured.

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

Cash Equivalents

Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of 3 months or less. The fair value of cash and cash equivalents approximates the carrying amount.

Commodities Futures and Options Contracts

We enter into commodities futures and options contracts to reduce the effect of price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We report the effective portion of the gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a component of other comprehensive income and reclassify such gains or losses into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated. If these assets are considered to be impaired, we measure impairment as the amount by which the carrying amount of the assets exceeds the fair value of the assets. We report assets held for sale or disposal at the lower of the carrying amount or fair value less cost to sell.

Asset Retirement Obligations

Asset retirement obligations generally apply to legal obligations associated with the retirement of a tangible long-lived asset that result from the acquisition, construction or development and normal operation of a long-lived asset. We assess asset retirement obligations on a periodic basis. We recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We capitalize associated asset retirement costs as part of the carrying amount of the long-lived asset.

Goodwill and Other Intangible Assets

We classify intangible assets into 3 categories: (1) intangible assets with definite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

Our intangible assets with definite lives consist primarily of customer-related intangible assets and patents. We are amortizing customer-related intangible assets over their estimated useful lives of approximately 13 years. We are amortizing patents over their remaining legal lives of approximately 9 years. We conduct impairment tests when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our intangible assets with indefinite lives consist of trademarks obtained through business acquisitions. We do not amortize existing trademarks because we determined their useful lives to be indefinite. We conduct impairment tests for other intangible assets with indefinite lives and goodwill at the beginning of the fourth quarter of each year, or when circumstances arise that indicate a possible impairment might exist.

We evaluate our trademarks for impairment by comparing their carrying amount to their estimated fair value. The fair value of trademarks is calculated using a “relief from royalty payments” methodology. This approach involves a two-step process. In the first step, we estimate reasonable royalty rates for each trademark. In the second step, we apply these royalty rates to a net sales stream and discount the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark. If the estimated fair value is less than the carrying amount, we record an impairment charge to reduce the asset to its estimated fair value. The estimates of future cash flows are generally based on past performance of the brands and reflect net sales projections and assumptions for the brands that we use in current operating plans. We also consider assumptions that market participants may use. Such assumptions are subject to change due to changing economic and competitive conditions.

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

The assumptions we use to estimate fair value are based on the past performance of each reporting unit and reflect the projections and assumptions that we use in current operating plans. We also consider assumptions that market participants may use. Such assumptions are subject to change due to changing economic and competitive conditions.

In December 2008, we recorded total non-cash impairment charges of $45.7 million. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates.

As a result of reduced expectations for future cash flows resulting from lower expected profitability, we determined that the carrying amount of our wholly-owned subsidiary, Hershey do Brasil, exceeded its fair value and recorded a non-cash impairment charge of $12.3 million in December 2007. There was no tax benefit associated with this charge.

We provide more information on intangible assets and the impairment testing results in Note 18, Supplemental Balance Sheet Information.

Comprehensive Income

We report comprehensive income (loss) on the Consolidated Statements of Stockholders’ Equity and accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Additional information regarding comprehensive income is contained in Note 9, Comprehensive Income.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We translate results of operations for foreign entities using the average exchange rates during the period. For foreign entities, assets and liabilities are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded as a component of other comprehensive income (loss), “Foreign Currency Translation Adjustments.”

Changes to the balances of the unrecognized prior service cost and the unrecognized net actuarial loss, net of income taxes, associated with our pension and post-retirement benefit plans are recorded as a component of other comprehensive income (loss), “Pension and Post-retirement Benefit Plans.” Additional information regarding accounting policies associated with benefit plans is contained in Note 14, Pension and Other Post-Retirement Benefit Plans.

Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss), net of related tax effects. Reclassification adjustments reflecting such gains and losses are ratably recorded in income in the same period during which the hedged transactions affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

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

Foreign exchange forward contracts and options are intended to be and are effective as hedges of identifiable foreign currency commitments and forecasted transactions. Foreign exchange forward contracts and options are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or liability. Gains and losses on these contracts are recorded as a component of other comprehensive income and are reclassified into earnings in the same period during which the hedged transactions affect earnings. Additional information with regard to accounting policies for derivative instruments, including foreign exchange forward contracts and options is contained in Note 6, Derivative Instruments and Hedging Activities.

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

Research and Development

We expense research and development costs as incurred. Research and development expense was $28.1 million in 2009, $28.1 million in 2008 and $28.0 million in 2007. Research and development expense is included in selling, marketing and administrative expenses.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, marketing and administrative expenses, was $241.2 million in 2009, $161.1 million in 2008 and $127.9 million in 2007. We had no prepaid advertising expense as of December 31, 2009 and as of December 31, 2008.

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

The unamortized amount of capitalized software was $44.7 million as of December 31, 2009 and was $42.3 million as of December 31, 2008. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 5 years. Accumulated amortization of capitalized software was $194.3 million as of December 31, 2009 and $176.7 million as of December 31, 2008.

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

2. ACQUISITIONS AND DIVESTITURES

In March 2009, we completed the acquisition of the Van Houten Singapore consumer business. The acquisition from Barry Callebaut, AG provides us with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty free distribution channels. The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million. Total liabilities assumed were $3.6 million.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We included results subsequent to the dates of acquisition in the consolidated financial statements. Had the results of the acquisitions been included in the consolidated financial statements for each of the periods presented, the effect would not have been material.

3. BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program” or “GSCT”) and, in December 2007, we initiated a business realignment program associated with our business in Brazil (together, “the 2007 business realignment initiatives”). In December 2008, we approved a modest expansion in the scope of the global supply chain transformation program to include the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary, and consolidation of the associated production into existing U.S. facilities, along with rationalization of other select portfolio items. The affected facilities were located in Berkeley and San Francisco, California. Additional business realignment charges related to the expansion in scope were recorded in 2009 and included severance for approximately 150 employees.

The original estimated pre-tax cost of the program announced in February 2007 was from $525 million to $575 million over three years. The total included from $475 million to $525 million in business realignment costs and approximately $50 million in project implementation costs. The increase in scope approved in December 2008 increased the total expected cost by about $25 million. In addition, employee lump sum withdrawals from our defined benefit pension plans resulted in total non-cash pension settlement losses of $85.0 million which consisted of $60.4 million in 2009, $12.5 million in 2008 and $12.1 million in 2007.

Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT. Excluding the higher than planned non-cash pension settlement losses, the GSCT total project costs were within the projected ranges. The GSCT was essentially complete as of December 31, 2009. Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program. The current trends of employee lump sum withdrawals from the defined benefit pension plans could result in additional non-cash pension settlement losses of $12 million to $18 million in 2010. In addition, the manufacturing facilities in Naugatuck, Connecticut; Reading, Pennsylvania and Smiths Falls, Ontario have been closed and are being held for sale. Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2010.

In an effort to improve the performance of our business in Brazil, in January 2008 Hershey do Brasil entered into a cooperative agreement with Bauducco. Business realignment and impairment charges of $4.9 million were recorded in 2008 and $12.6 million were recorded in 2007.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges (credits) associated with business realignment initiatives and impairment recorded during 2009, 2008 and 2007 were as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Cost of sales
2007 business realignment initiatives:
Global supply chain transformation program	$10,136	$77,767	$123,090

Selling, marketing and administrative
2007 business realignment initiatives:
Global supply chain transformation program	6,120	8,102	12,623

Business realignment and impairment charges, net
2007 business realignment initiatives:
Global supply chain transformation program:
Net (gain on sale)/impairment of fixed assets	(3,418)	(4,882)	47,938
Plant closure expense	22,157	23,415	13,506
Employee separation costs	2,474	11,469	176,463
Pension settlement loss	60,431	12,501	12,075
Contract termination costs	1,231	1,637	14,316
Brazilian business realignment:
Goodwill impairment	—	—	12,260
Employee separation costs	—	1,581	310
Fixed asset impairment charges	—	754	—
Contract termination and other exit costs	—	2,587	—
2008 impairment of trademarks	—	45,739	—

Total business realignment and impairment charges, net	82,875	94,801	276,868

Total net charges associated with business realignment initiatives and impairment	$99,131	$180,670	$412,581

Global Supply Chain Transformation Program

The charge of $10.1 million recorded in cost of sales during 2009 related primarily to the start-up costs associated with the global supply chain transformation program and the accelerated depreciation of fixed assets over the estimated remaining useful life. The $6.1 million recorded in selling, marketing and administrative expenses related primarily to project administration for the global supply chain transformation program. The $3.4 million net gain on sale of fixed assets related primarily to higher proceeds from the sale of equipment. The $22.2 million of plant closure expenses for 2009 related primarily to the preparation of plants for sale and equipment removal costs. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value of $11.7 million was being held for sale as of December 31, 2009. The global supply chain transformation program had identified six manufacturing facilities which would be closed. As of December 31, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec have been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale. The global supply chain transformation program employee separation costs were primarily related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which have been closed. The higher pension settlement loss in 2009 compared to 2008 resulted from an increase in actuarial

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the global supply chain transformation program.

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

The 2007 charge of $123.1 million recorded in cost of sales for the global supply chain transformation program related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and costs related to inventory reductions. The $12.6 million recorded in selling, marketing and administrative expenses related primarily to project management and administration. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Certain real estate with a carrying value of $40.2 million was being held for sale as of December 31, 2007. Employee separation costs included $79.0 million primarily for involuntary terminations at the 6 North American manufacturing facilities which were being closed. The employee separation costs also included $97.5 million for charges relating to pension and other post-retirement benefits curtailments and special termination benefits.

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

2008 Impairment of Trademarks

As a result of our annual impairment tests of intangible assets with useful lives determined to be indefinite, we recorded total impairment charges of $45.7 million in December 2008. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates. For more information, refer to pages 59 and 60.

Liabilities Associated with Business Realignment Initiatives

The liability balance as of December 31, 2009 relating to the 2007 business realignment initiatives was $9.2 million, primarily for employee separation and plant closure costs to be paid in 2010. The liability balance

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as of December 31, 2009 was increased by $0.1 million as a result of foreign currency translation adjustments. The liability balance as of December 31, 2008 was $31.0 million, primarily related to employee separation costs. Charges for plant closure and employee separation costs of $6.6 million were recorded in 2009. We made payments of $28.5 million in 2009 and $46.9 million in 2008 against the liabilities recorded for the 2007 business realignment initiatives, principally related to employee separation and project administration.

4. NONCONTROLLING INTERESTS IN SUBSIDIARIES

As of January 1, 2009, we adopted a FASB accounting standard that establishes new accounting and reporting requirements for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity. In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be measured initially at fair value. Reclassifications have been made to all periods presented to conform to the 2009 presentation.

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

The increase in noncontrolling interests in subsidiaries from $31.7 million as of December 31, 2008 to $39.9 million as of December 31, 2009 reflected the $7.3 million contribution from the noncontrolling interests in Godrej Hershey Ltd. and the impact of currency translation adjustments, partially offset by a reduction resulting from the recording of the share of losses pertaining to the noncontrolling interests. The share of losses pertaining to the noncontrolling interests in subsidiaries was $4.1 million for the year ended December 31, 2009, $6.1 million for the year ended December 31, 2008 and $1.3 million for the year ended December 31, 2007. This was reflected in selling, marketing and administrative expenses.

5. COMMITMENTS AND CONTINGENCIES

We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2009.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures and options contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. Taking delivery of and making payments for the

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2009, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

As of December 31, 2009, we had entered into purchase agreements with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2009:

Obligations	2010	2011	2012	2013
In millions of dollars

Purchase obligations	$1,111.2	$589.5	$356.1	$234.9

We have commitments under various operating leases. Future minimum payments under non-cancelable operating leases with a remaining term in excess of one year were as follows as of December 31, 2009:

Lease Commitments	2010	2011	2012	2013	2014	Thereafter
In millions of dollars

Future minimum rental payments	$14.0	$11.2	$10.1	$6.4	$6.2	$13.6

We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of asbestos in a special manner if such facilities undergo major renovations or are demolished. We believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of asbestos.

As of December 31, 2009, certain real estate associated with the closure of facilities under the global supply chain transformation program was being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which have not been reflected in our current estimates.

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau. In addition, the U.S. Department of Justice notified the Company that it opened an inquiry but has not requested any information or documents. The European Commission had requested information, but subsequently informed the Company that it had closed its file. We also are party to approximately 91 related civil antitrust suits in the United States and 14 in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate and confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of December 31, 2009 and 2008, all of our derivative instruments were classified as cash flow hedges.

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts and options, expected to be reclassified into earnings in the next 12 months was approximately $54.0 million after tax as of December 31, 2009. This amount was primarily associated with commodities futures contracts.

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures. We enter into interest rate swap agreements and foreign exchange forward contracts and options for periods consistent with their related underlying exposures. We enter into commodities futures and options contracts for varying periods. Our commodities futures and options contracts are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs.

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

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements. We included gains and losses on these interest rate swap agreements in other comprehensive income. We recognize the gains and losses on these interest rate swap agreements as an adjustment to interest expense in the same period as the hedged interest payments affect earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the Consolidated Statements of Cash Flows. Our risk related to the swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions primarily related to commitments and forecasted purchases of equipment, raw materials and finished goods denominated in foreign currencies. We may also hedge payment of forecasted intercompany transactions with our subsidiaries outside

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any significant losses from counterparty defaults.

Foreign exchange forward contracts and options are effective as hedges of identifiable foreign currency commitments. Since there is a direct relationship between the foreign currency derivatives and the foreign currency denomination of the transactions, the derivatives are highly effective in hedging cash flows related to transactions denominated in the corresponding foreign currencies. We designate our foreign exchange forward contracts and options as cash flow hedging derivatives.

These contracts meet the criteria for cash flow hedge accounting treatment. We classify the fair value of foreign exchange forward contracts as prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets. We report the offset to the futures and options contracts in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transactions affect earnings. For hedges associated with the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts as net cash provided from operating activities.

As of December 31, 2009, the fair value of foreign exchange forward contracts with gains totaled $2.9 million and the fair value of foreign exchange forward contracts with losses totaled $7.7 million. Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies ranged from a contract amount of $0.8 million to $31.9 million. Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $14.7 million to $165.1 million.

Commodities Futures and Options Contracts

We enter into commodities futures and options contracts to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3 to 24 month periods. The commodities futures and options contracts are highly effective in hedging price risks for our raw material requirements, energy requirements and transportation costs. Because our commodities futures and options contracts meet hedge criteria, we account for them as cash flow hedges. Accordingly, we include gains and losses on hedging in other comprehensive income. We recognize gains and losses ratably in cost of sales in the same period that we record the hedged raw material requirements in cost of sales.

We use exchange traded futures contracts to fix the price of unpriced physical forward purchase contracts. Physical forward purchase contracts meet the definition of “normal purchases and sales” and, therefore, are not accounted for as derivative instruments. On a daily basis, we receive or make cash transfers reflecting changes in the value of futures contracts (unrealized gains and losses). As mentioned above, such gains and losses are included as a component of other comprehensive income. The cash transfers offset higher or lower cash requirements for payment of future invoice prices for raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

Over the last three years our total annual volume of futures and options traded in conjunction with commodities hedging strategies ranged from approximately 55,000 to 75,000 contracts. We use futures and options contracts in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas,

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

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

Financial Statement Location and Amounts Pertaining to Derivative Instruments

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Prepaid expense and other current assets	$—	$2,872	$11,835

Other assets	$9,171	$—	$—

Accrued liabilities	$—	$7,708	$3,228

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

As of December 31, 2009, prepaid expense and other current assets were associated with the fair value of commodity options contracts. Accrued liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$9,171	$(3,737)	$119,764

Gains (losses) reclassified from accumulated OCI into income (effective portion)(a)	$—	$8,587	$(11,600)

Gains (losses) recognized in income (ineffective portion)(b)	$—	$—	$169

(a)	Gains (losses) reclassified from accumulated OCI into earnings were included in cost of sales for commodities futures and options contracts and for foreign exchange forward contracts and options designated as hedges of intercompany purchases of inventory. Other gains and losses for foreign exchange forward contracts and options were included in selling, marketing and administrative expenses.
(b)	Gains (losses) recognized in earnings were included in cost of sales.

All gains (losses) recognized in earnings were related to the ineffective portion of the hedging relationship. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

7. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2009 and December 31, 2008, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,518.0 million as of December 31, 2009, compared with a fair value of $1,654.4 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $1,524.3 million as of December 31, 2008 compared with a fair value of $1,595.0 million.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011. The weighted-average fixed rate on the forward starting swap agreements was 3.5%. The fair value of interest rate swap agreements was a net asset of $9.2 million as of December 31, 2009. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information see Note 6, Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

For information on the objectives, strategies and accounting polices related to our use of foreign exchange forward contracts, see Note 6, Derivative Instruments and Hedging Activities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our foreign exchange activity:

December 31,	2009		2008
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$2.7	Euros Swiss francs	$0.8	Euros Swiss francs Mexican pesos

Foreign exchange forward contracts to sell foreign currencies	$106.3	Canadian dollars	$68.1	Canadian dollars Australian dollars

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

The combined fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets was as follows:

December 31,	2009	2008
In millions of dollars

Fair value of foreign exchange forward contracts, net—(liability) asset	$(4.8)	$10.3

8. FAIR VALUE ACCOUNTING

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, is as follows:

Description	Fair Value as of December 31, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars

Assets
Cash flow hedging derivatives	$23,878	$11,835	$12,043	$—

Liabilities
Cash flow hedging derivatives	$10,936	$3,228	$7,708	$—

As of December 31, 2009, cash flow hedging derivative Level 1 assets were associated with the fair value of commodity options contracts. As of December 31, 2009, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

As of December 31, 2009, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with gains. Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts with losses. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

9. COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2009	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$435,994

Other comprehensive income (loss):
Foreign currency translation adjustments	$38,302	$—	38,302
Pension and post-retirement benefit plans	68,217	(29,574)	38,643
Cash flow hedges:
Gains on cash flow hedging derivatives	125,198	(46,941)	78,257
Reclassification adjustments	3,014	(1,152)	1,862

Total other comprehensive income	$234,731	$(77,667)	157,064

Comprehensive income			$593,058

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$311,405

Other comprehensive income (loss):
Foreign currency translation adjustments	$(74,563)	$—	(74,563)
Pension and post-retirement benefit plans	(385,482)	150,694	(234,788)
Cash flow hedges:
Gains on cash flow hedging derivatives	17,886	(6,390)	11,496
Reclassification adjustments	(53,297)	19,223	(34,074)

Total other comprehensive loss	$(495,456)	$163,527	(331,929)

Comprehensive loss			$(20,524)

For the year ended December 31, 2007	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$214,154

Other comprehensive income (loss):
Foreign currency translation adjustments	$44,845	$—	44,845
Pension and post-retirement benefit plans	104,942	(46,535)	58,407
Cash flow hedges:
Gains on cash flow hedging derivatives	10,623	(3,838)	6,785
Reclassification adjustments	252	(79)	173

Total other comprehensive income	$160,662	$(50,452)	110,210

Comprehensive income			$324,364

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2009	2008
In thousands of dollars

Foreign currency translation adjustments	$8,549	$(29,753)
Pension and post-retirement benefit plans, net of tax	(275,710)	(314,353)
Cash flow hedges, net of tax	64,317	(15,802)

Total accumulated other comprehensive loss	$(202,844)	$(359,908)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INTEREST EXPENSE

Net interest expense consisted of the following:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Long-term debt and lease obligations	$89,575	$88,726	$80,351
Short-term debt	4,401	16,731	43,485
Capitalized interest	(2,640)	(5,779)	(2,770)

Interest expense, gross	91,336	99,678	121,066
Interest income	(877)	(1,802)	(2,481)

Interest expense, net	$90,459	$97,876	$118,585

11. SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of 3 months or less. Our five-year unsecured revolving credit agreement expires in December 2012. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The credit agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2009, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $68.9 million in 2009 and $67.1 million in 2008. These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $24.1 million in 2009 and $28.1 million in 2008.

The maximum amount of our short-term borrowings during 2009 was $486.4 million. The weighted-average interest rate on short-term borrowings outstanding was 8.1% as of December 31, 2009 and 1.2% as of December 31, 2008. The higher rate as of December 31, 2009, was primarily associated with short-term borrowings of our international businesses, particularly in India.

We pay commitment fees to maintain our lines of credit. The average fee during 2009 was less than .1% per annum of the commitment.

We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $2.1 million as of December 31, 2009 and $3.3 million as of December 31, 2008.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2009	2008
In thousands of dollars

5.30% Notes due 2011	$250,000	$250,000
6.95% Notes due 2012	150,000	150,000
5.00% Notes due 2013	250,000	250,000
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	250,000
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Other obligations, net of unamortized debt discount	17,977	24,338

Total long-term debt	1,517,977	1,524,338
Less—current portion	15,247	18,384

Long-term portion	$1,502,730	$1,505,954

Aggregate annual maturities during the next five years are as follows:

•	2010—$15.2 million
•	2011—$253.7 million
•	2012—$151.0 million
•	2013—$250.0 million
•	2014—$0.0 million

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

13. INCOME TAXES

Our income (loss) before income taxes was as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Domestic	$670,753	$568,282	$456,856
Foreign	378	(76,260)	(116,614)

Income before income taxes	$671,131	$492,022	$340,242

The 2008 and 2007 foreign losses before income taxes were due primarily to the business realignment and impairment charges recorded during each year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our provision for income taxes was as follows:

For the years ended December 31,	2009	2008	2007
In thousands of dollars

Current:
Federal	$235,282	$181,611	$208,754
State	42,206	13,839	26,082
Foreign	(1,773)	2,292	15,528

Current provision for income taxes	275,715	197,742	250,364

Deferred:
Federal	(37,298)	(11,855)	(74,658)
State	(2,682)	1,843	(10,324)
Foreign	(598)	(7,113)	(39,294)

Deferred income tax benefit	(40,578)	(17,125)	(124,276)

Total provision for income taxes	$235,137	$180,617	$126,088

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets by $4.5 million as of December 31, 2009 and by $1.4 million as of December 31, 2008. We credited additional paid-in capital to reflect these income tax benefits. The deferred income tax benefit in 2009, 2008 and 2007 primarily reflected the tax effect of the charges for the global supply chain transformation program recorded during the year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2009	2008
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$122,815	$122,815
Accrued expenses and other reserves	108,633	103,694
Stock-based compensation	70,224	63,122
Accrued trade promotion reserves	5,041	4,819
Derivative Instruments	—	10,538
Pension	—	1,177
Net operating loss carryforwards	37,279	25,199
Other	16,354	15,133

Gross deferred tax assets	360,346	346,497
Valuation allowance	(43,388)	(30,814)

Total deferred tax assets	316,958	315,683

Deferred tax liabilities:
Property, plant and equipment, net	161,150	164,629
Derivative Instruments	37,014	—
Pension	14,028	—
Acquired intangibles	35,868	33,350
Inventories	17,805	31,404
Other	6,872	5,228

Total deferred tax liabilities	272,737	234,611

Net deferred tax assets	$(44,221)	$(81,072)

Included in:
Current deferred tax assets, net	(39,868)	(70,903)
Non-current deferred tax assets, net	(4,353)	(13,815)
Non-current deferred tax liabilities, net	—	3,646

Net deferred tax assets	$(44,221)	$(81,072)

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowances as of December 31, 2009 and 2008 were primarily related to tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 9, Comprehensive Income.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	3.0	2.2	2.2
Qualified production income deduction	(1.7)	(1.7)	(1.7)
Business realignment initiatives	(.5)	.7	1.1
International operations	(.1)	1.3	.2
Other, net	(.7)	(.8)	.3

Effective income tax rate	35.0%	36.7%	37.1%

The effective income tax rate for 2009 was lower by 0.5 percentage points, the effective income tax rate for 2008 was higher by 0.7 percentage points and the effective income tax rate for 2007 was higher by 1.1 percentage points resulting from the impact of tax rates associated with business realignment and impairment charges. The effect of international operations varied based on the taxable income (loss) of our entities outside of the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2009	2008
In thousands of dollars

Balance at beginning of year	$58,000	$74,724
Additions for tax positions taken during prior years	13,399	1,436
Reductions for tax positions taken during prior years	(8,246)	(7,150)
Additions for tax positions taken during the current year	11,781	7,885
Settlements	(4,689)	(9,295)
Expiration of statutes of limitations	(7,240)	(9,600)

Balance at end of year	$63,005	$58,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $41.5 million as of December 31, 2009, and $39.2 million as of December 31, 2008.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a benefit in the amount of $2.9 million in 2009 for interest and penalties. We recognized expense of $4.7 million during 2008 and $0.4 million during 2007 for interest and penalties. Accrued interest and penalties were $21.1 million as of December 31, 2009, and $27.1 million as of December 31, 2008.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. During the second quarter of 2009, the U.S. Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for 2005 and

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006 resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years. During the fourth quarter of 2009, the IRS commenced its audit of our U.S. income tax returns for 2007 and 2008. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2004. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $16.5 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

December 31,	Pension Benefits		Other Benefits
	2009	2008	2009	2008
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$963,597	$1,033,322	$315,400	$362,916
Service cost	25,877	29,601	1,529	1,752
Interest cost	58,435	59,409	18,704	20,299
Plan amendments	—	344	—	—
Actuarial loss (gain)	106,489	10,297	11,012	(42,314)
Special termination benefits	—	83	—	—
Settlement	(155,625)	(80,381)	—	—
Medicare drug subsidy	—	—	(629)	1,488
Currency translation and other	10,712	(20,202)	1,829	(2,668)
Benefits paid	(51,947)	(68,876)	(23,232)	(26,073)

Benefits obligation at end of year	957,538	963,597	324,613	315,400

Change in plan assets
Fair value of plan assets at beginning of year	922,807	1,387,317	—	—
Actual return (loss) on plan assets	161,613	(325,238)	—	—
Employer contribution	54,457	32,759	23,861	24,585
Settlement	(155,625)	(80,381)	—	—
Medicare drug subsidy	—	—	(629)	1,488
Currency translation and other	11,140	(22,774)	—	—
Benefits paid	(51,947)	(68,876)	(23,232)	(26,073)

Fair value of plan assets at end of year	942,445	922,807	—	—

Funded status at end of year	$(15,093)	$(40,790)	$(324,613)	$(315,400)

The accumulated benefit obligation for all defined benefit pension plans was $927.0 million as of December 31, 2009 and $942.1 million as of December 31, 2008.

We made total contributions to the pension plans of $54.5 million during 2009. In 2008, we made total contributions of $32.8 million to the pension plans. For 2010, there will be no significant minimum funding requirements for our pension plans.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

December 31,	Pension Benefits		Other Benefits
	2009	2008	2009	2008
In thousands of dollars

Other assets	$41,350	$31,509	$—	$—
Accrued liabilities	(5,720)	(11,105)	(31,340)	(30,399)
Other long-term liabilities	(50,723)	(61,194)	(293,273)	(285,001)

Total	$(15,093)	$(40,790)	$(324,613)	$(315,400)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following:

December 31,	Pension Benefits		Other Benefits
	2009	2008	2009	2008
In thousands of dollars

Actuarial net (loss) gain	$(290,537)	$(335,424)	$9,834	$16,588
Net prior service credit	3,802	3,015	1,191	1,468

Total	$(286,735)	$(332,409)	$11,025	$18,056

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2009	2008
In thousands of dollars

Projected benefit obligation	$69,482	$421,338
Accumulated benefit obligation	59,246	410,470
Fair value of plan assets	15,354	349,131

Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit cost (income) for our pension and other post-retirement plans consisted of the following:

For the years ended December 31,	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
In thousands of dollars

Service cost	$25,877	$29,601	$43,462	$1,529	$1,752	$3,899
Interest cost	58,435	59,409	59,918	18,704	20,299	19,762
Expected return on plan assets	(70,569)	(107,518)	(115,956)	—	—	—
Amortization of prior service cost (credit)	1,204	1,285	1,936	(474)	(458)	(151)
Amortization of net loss (gain)	33,603	(520)	1,095	(155)	(3)	1,218
Administrative expenses	321	383	563	281	288	173

Net periodic benefit cost (income)	48,871	(17,360)	(8,982)	19,885	21,878	24,901
Special termination benefits	—	173	46,827	—	—	652
Curtailment loss	—	—	8,400	—	—	41,653
Settlement loss	60,496	15,297	11,753	—	—	—

Total amount reflected in earnings	$109,367	$(1,890)	$57,998	$19,885	$21,878	$67,206

The special termination benefits charges, curtailment losses and settlement losses recorded in 2009, 2008 and 2007 were primarily related to the global supply chain transformation program. We discuss the global supply chain transformation program in Note 3, Business Realignment Initiatives.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in other comprehensive loss (income) and net periodic benefit cost (income) before tax for our pension and other post-retirement plans consisted of the following:

For the years ended December 31,	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
In thousands of dollars

Actuarial net (gain) loss	$(78,654)	$428,276	$(58,481)	$11,167	$(42,311)	$(41,594)
Prior service (credit) cost	(1,204)	(941)	(4,975)	474	458	108

Total recognized in other comprehensive (income) loss	$(79,858)	$427,335	$(63,456)	$11,641	$(41,853)	$(41,486)

Total recognized in net periodic benefit cost (income) and other comprehensive (income) loss	$(30,987)	$409,975	$(72,438)	$31,526	$(19,975)	$(16,585)

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$28,389	$(92)

Amortization of prior service cost (credit)	$1,134	$(280)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2009 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate	5.7%	6.4%	5.7%	6.4%
Rate of increase in compensation levels	4.8%	4.7%	N/A	N/A

For measurement purposes as of December 31, 2009, we assumed a 9.0% annual rate of increase in the per capita cost of covered health care benefits for 2010, grading down to 5.0% by 2018.

For measurement purposes as of December 31, 2008, we assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits for 2009, grading down to 5.0% by 2012.

Certain weighted-average assumptions used in computing net periodic benefit cost (income) are as follows:

For the years ended December 31,	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	6.4%	6.3%	5.8%	6.4%	6.3%	5.8%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.8%	4.7%	4.7%	N/A	N/A	N/A

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We based the asset return assumption of 8.5% for 2009, 2008 and 2007 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The historical geometric average return over the 22 years prior to December 31, 2009, was approximately 8.3%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars

Effect on total service and interest cost components	$359	$(334)
Effect on post-retirement benefit obligation	5,591	(5,155)

Plan Assets

We broadly diversify our pension plan assets across domestic and international common stock and fixed income asset classes. Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Target Allocation 2009
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2009, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we adopted a new accounting standard that requires disclosures of the fair value measurements for pension plan assets. The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2009:

	Quoted Prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2009
In thousands of dollars
Cash and cash equivalents	$3,005	$34,982	$—	$37,987
Equity securities:
U.S. all-cap(a)	77,739	141,741	—	219,480
U.S. large-cap(b)	75,226	112	—	75,338
U.S. small / mid-cap	16,582	483	—	17,065
International all-cap(c)	125,718	—	—	125,718
Global all-cap(d)	164,695	—	—	164,695
Domestic real estate	15,650	227	—	15,877
Fixed income securities:
U.S. government / agency	67,220	15,129	—	82,349
Corporate bonds(e)	90,681	—	—	90,681
Collateralized obligations(f)	72,130	—	—	72,130
International government / corporate bonds(g)	41,125	—	—	41,125

Total Investments	$749,771	$192,674	$—	$942,445

(a)	This category comprises equity funds that track the Russell 3000 index.
(b)	This category comprises equity funds that track the S&P 500 and/or Russell 1000 indices.
(c)	This category comprises equity funds that track the MSCI World Ex-US index.
(d)	This category comprises equity funds that track the MSCI World index.
(e)	This category comprises fixed income funds primarily invested in investment grade bonds.
(f)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(g)	This category comprises fixed income funds primarily invested in Mexican and Canadian bonds.

Investment objectives for our domestic plan assets are:

•	To optimize the long-term return on plan assets at an acceptable level of risk;

•	To maintain a broad diversification across asset classes;

•	To maintain careful control of the risk level within each asset class; and

•	To focus on a long-term return objective.

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2009. We comply with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows

Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2010	2011	2012	2013	2014	2015–2019
In thousands of dollars

Pension Benefits	$88,271	$53,902	$56,217	$57,035	$61,374	$411,204
Other Benefits	31,368	31,584	30,802	30,298	29,568	123,996

The higher 2010 expected cash flows from our pension plans are related to the global supply chain transformation program. These payments are primarily associated with potential payments from a domestic pension plan which are highly dependent on the decisions of impacted hourly employees to withdraw funds and the partial termination of a Canadian pension plan.

15. SAVINGS PLANS

The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. Beginning in 2007, the defined maximum was increased for all domestic salaried and non-union hourly employees and all matching contributions were made in cash. Beginning in 2008, the defined maximum was increased for certain domestic union hourly employees. Expense associated with the defined contribution plans was $24.0 million in 2009, $22.1 million in 2008 and $18.7 million in 2007.

16. CAPITAL STOCK AND NET INCOME PER SHARE

We had 1,055,000,000 authorized shares of capital stock as of December 31, 2009. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2009, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 227,998,276 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the 3 year period ended December 31, 2009.

Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. The holders of Common Stock have 1 vote per share and the holders of Class B Stock have 10 votes per share. However, the Common Stock holders, voting separately as a class, are entitled to elect one-sixth of the Board of Directors. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2009, 2,000 shares of Class B Stock were converted into Common Stock. During 2008, 95,419 shares were converted and during 2007, 9,751 shares were converted.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in outstanding Common Stock for the past 3 years were as follows:

For the years ended December 31,	2009	2008	2007
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(132,866,673)	(132,851,893)	(129,638,183)
Stock repurchases:
Repurchase programs and privately negotiated transactions	—	—	(2,915,665)
Stock options and benefits	(252,006)	(1,609,612)	(2,046,160)
Stock issuances:
Stock options and benefits	1,215,211	1,594,832	1,748,115

Treasury shares at end of year	(131,903,468)	(132,866,673)	(132,851,893)

Net shares outstanding at end of year	227,998,276	227,035,071	227,049,851

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2009	2008	2007
In thousands except per share amounts

Net income	$435,994	$311,405	$214,154

Weighted-average shares—Basic
Common Stock	167,136	166,709	168,050
Class B Stock	60,709	60,777	60,813

Total weighted-average shares—Basic	227,845	227,486	228,863

Effect of dilutive securities:
Employee stock options	781	884	2,058
Performance and restricted stock units	369	327	528

Weighted-average shares—Diluted	228,995	228,697	231,449

Earnings Per Share—Basic
Common Stock	$1.97	$1.41	$.96

Class B Stock	$1.77	$1.27	$.87

Earnings Per Share—Diluted
Common Stock	$1.90	$1.36	$.93

Class B Stock	$1.77	$1.27	$.87

For the year ended December 31, 2009, 17.1 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2008, 12.7 million stock options were not included, and in 2007, 6.8 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Milton Hershey School Trust

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held 13,222,387 shares of our Common Stock as of December 31, 2009. As Trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2009, and was entitled to cast approximately 80% of the total votes of both classes of our common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of our Company.

Stockholder Protection Rights Agreement

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement and declared a dividend of 1 right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights will at no time have voting power or receive dividends. The issuance of the Rights has no dilutive effect, does not affect reported earnings per share and is not taxable. The Rights will not change the manner in which our Common Stock is traded.

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

When exercisable, each Right entitles its registered holder to purchase from our Company, at a pre-determined exercise price, one one-thousandth of a share of Series A Participating Preferred Stock, par value $1.00 per share. The Rights are convertible by holders of Class B Stock into Series B Participating Preferred Stock based on one one-thousandth of a share of Series B Participating Preferred Stock for every share of Class B Stock held at that time. Each one one-thousandth of a share of Series A Participating Preferred Stock has economic and voting terms similar to those of one share of Common Stock. Similarly, each one one-thousandth of a share of Series B Participating Preferred Stock has economic and voting terms similar to those of one share of Class B Stock.

Each Right will automatically become a right to buy that number of one one-thousandth of a share of Series A Participating Preferred Stock upon the earlier of:

•	A public announcement by our Company that a person or group (other than the Milton Hershey School Trust) has acquired 15% or more of the outstanding shares of Common Stock; or

•	Such person or group (other than the Milton Hershey School Trust) has acquired more than 35% of the voting power of the Common Stock and Class B Stock.

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

17. STOCK COMPENSATION PLANS

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

The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of performance stock unit and restricted stock unit awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and restricted stock units awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan. As of December 31, 2009, 52.0 million shares were authorized and approved by our stockholders for grants under the EICP.

In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan. This grant provided over 13,000 eligible employees with 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of 10 years and vested on July 19, 2009.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our compensation costs:

For the years ended December 31,	2009	2008	2007
In millions of dollars

Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$53.8	$36.3	$28.5
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$19.1	$13.1	$9.9

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense.

The increase in share-based compensation expense from 2008 to 2009 resulted from higher performance expectations for our performance stock unit awards. The increase in share-based compensation expense from 2007 to 2008 was due to lowered performance expectations for the performance stock units in 2007 and the timing of the 2007 stock option grants. Our annual grant of stock options to management level employees, which customarily occurs in February of each year, was delayed in 2007 pending approval by our stockholders of the EICP. In 2008, we resumed our customary February grant schedule.

The following table sets forth information about the weighted-average fair value of options granted to employees during the year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2009	2008	2007
Dividend yields	3.3%	2.4%	2.0%
Expected volatility	21.6%	18.1%	19.5%
Risk-free interest rates	2.1%	3.1%	4.6%
Expected lives in years	6.6	6.6	6.6

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the estimated average price of our Common Stock for the comparable periods;

•	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;

•	We base the risk-free interest rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the time of grant; and

•	“Expected lives” means the period of time that options granted are expected to be outstanding based primarily on historical data.

Stock Options

The exercise price of each option awarded under the EICP equals the closing price of our Common Stock on the New York Stock Exchange on the date of grant. Prior to approval by our stockholders of the EICP on April 17, 2007, the exercise price of stock options granted under the former Key Employee Incentive Plan was determined as the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted. Each option has a maximum term of 10 years.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted to executives and key employees prior to January 1, 2000, vested at the end of the second year after grant. In 2000, we changed the terms and conditions of the grants to provide for pro-rated vesting over four years for options granted subsequent to December 31, 1999.

For the years ended December 31,	2009	2008	2007
In millions of dollars

Compensation amount charged against income for stock options	$23.8	$27.2	$26.8
Compensation cost reductions related to stock option forfeitures associated with the GSCT	$.3	$.6	$1.1

Compensation costs for 2009 were $3.4 million less than in 2008. The decrease reflected the compensation cost for only seven months in 2009 for the worldwide stock option grant of 2004 which vested in July 2009. Compensation costs for twelve months were included in 2008 for this stock option grant. In addition, we granted more restricted stock units in 2009 in place of stock options. This resulted in a decrease in stock options expense, offset by an increase in compensation costs associated with restricted stock units.

A summary of the status of our Company’s stock options and changes during the years ending on those dates follows:

Stock Options	2009		2008		2007
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	16,671,643	$42.08	13,889,116	$43.26	13,855,113	$40.29
Granted	3,196,950	$34.95	4,468,494	$35.95	2,240,883	$53.72
Exercised	(1,069,137)	$26.49	(1,196,417)	$30.92	(1,686,448)	$29.97
Forfeited	(569,017)	$45.86	(489,550)	$46.83	(520,432)	$52.29

Outstanding at end of year	18,230,439	$41.63	16,671,643	$42.08	13,889,116	$43.26

Options exercisable at year-end	10,628,081	$43.79	8,752,201	$40.91	8,316,966	$37.43

Weighted-average fair value of options granted during the year (per share)	$5.32		$6.20		$12.84

For the years ended December 31,	2009	2008	2007
In millions of dollars

Intrinsic value of options exercised	$12.9	$10.0	$34.3

The aggregate intrinsic value of options outstanding as of December 31, 2009 was $10.6 million. The aggregate intrinsic value of exercisable options as of December 31, 2009 was $7.8 million.

As of December 31, 2009, there was $26.0 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP. We expect to recognize that cost over a weighted-average period of 2.2 years.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2009:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding as of 12/31/09	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/09	Weighted- Average Exercise Price
$ 22.50-35.09	6,069,136	5.9	$34.05	2,987,201	$33.20
$ 35.13-39.57	6,079,126	6.9	$36.58	2,920,012	$37.22
$ 39.67-64.65	6,082,177	5.9	$54.25	4,720,868	$54.56

$ 22.50-64.65	18,230,439	6.2	$41.63	10,628,081	$43.79

Performance Stock Units and Restricted Stock Units

Under the EICP, we grant performance stock units to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant performance stock units over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award the full number of shares to the participants.

The performance scores for 2009 grants of performance stock units can range from 0% to 250% of the targeted amounts. There were also additional grants of 2008 performance stock units (“2008 supplemental grants”) which were supplements to the 2007 grants. The performance scores for the 2008 supplemental grants can range from 0% to 150%. Participants will receive the greater of an award for the 2008 supplemental grants or the 2007 grants.

We recognize the compensation cost associated with performance stock units ratably over the 3-year term, except for the 2008 supplemental grants. The compensation cost for the 2008 supplemental grants is being recognized over 2 years. Compensation cost is based on the grant date fair value for the 2006, 2007, 2008 and 2009 grants because those grants can only be settled in shares of our Common Stock. Compensation cost for the 2005 grants was based on the year-end market value of the stock because those grants could be settled in cash or in shares of our Common Stock.

In 2009, 2008 and 2007, we awarded restricted stock units to certain executive officers and other key employees under the EICP. We also awarded restricted stock units quarterly to non-employee directors.

We recognize the compensation cost associated with employee restricted stock units over a specified restriction period based on the year-end market value of the stock. We recognize expense for employee restricted stock units based on the straight-line method. We recognize the compensation cost associated with non-employee director restricted stock units at the grant date.

For the years ended December 31,	2009	2008	2007
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$30.0	$9.1	$1.7

Compensation expense for stock units was higher in 2008 and 2009 because of increased performance expectations for the performance stock units. Compensation expense in 2009 was also higher due to an increase in restricted stock units granted in place of stock options. The amount was offset by a decrease in compensation costs for stock options.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2009	2008	2007
Units granted	583,864	541,623	387,143
Weighted-average fair value at date of grant	$35.09	$37.78	$49.83

A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2009 and the change during 2009 follows:

Performance Stock Units and Restricted Stock Units	2009	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	766,209	$36.13
Granted	583,864	$35.09
Performance assumption change	518,380	$38.26
Vested	(304,124)	$32.74
Forfeited	(33,865)	$36.61

Outstanding at end of year	1,530,464	$37.11

As of December 31, 2009, there was $27.5 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. We expect to recognize that cost over a weighted-average period of 2.0 years.

For the years ended December 31,	2009	2008	2007
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$9.9	$10.3	$22.4

The decrease in share-based liability payments from 2007 to 2008 related primarily to reduced performance stock unit payouts. Performance against the financial objectives for the 2005-2007 and the 2006-2008 cycles fell below the threshold levels required to earn an award. Therefore, no payments were made for the 2005-2007 and 2006-2008 performance stock unit cycles.

The higher 2007 amount was due to the payment of awards earned for the 2004-2006 performance stock unit cycle.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 512,159 units as of December 31, 2009.

We did not have any stock appreciation rights that were outstanding as of December 31, 2009.

18. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. As of December 31, 2009, McLane Company, Inc. accounted for approximately 22.5% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts Receivable-Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $20.8 million as of December 31, 2009. Allowances and discounts were $16.7 million as of December 31, 2008.

Prepaid Expenses and Other Current Assets

As of December 31, 2009, prepaid expenses and other current assets included a receivable of approximately $7.7 million related to the recovery of damages from a product recall and temporary plant closure in Canada. The product recall during the fourth quarter of 2006 was caused by a contaminated ingredient purchased from an outside supplier with whom we filed a claim for damages. During the fourth quarter of 2009, we entered into a settlement of the claim for an amount approximately equivalent to the amount of the receivable included in prepaid expenses and other current assets. The cash settlement of the claim was completed in the first quarter of 2010.

Inventories

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $308.6 million as of December 31, 2009 and $363.7 million as of December 31, 2008. During 2009, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $12.7 million cost of sales decrease, with a corresponding reduction of the adjustment to LIFO. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2009	2008
In thousands of dollars

Raw materials	$246,572	$215,309
Goods in process	84,000	95,986
Finished goods	376,573	419,016

Inventories at FIFO	707,145	730,311
Adjustment to LIFO	(187,433)	(137,781)

Total inventories	$519,712	$592,530

Property, Plant and Equipment

The property, plant and equipment balance included construction in progress of $78.9 million as of December 31, 2009 and $131.4 million as of December 31, 2008. Major classes of property, plant and equipment were as follows:

December 31,	2009	2008
In thousands of dollars

Land	$70,388	$70,226
Buildings	807,155	805,736
Machinery and equipment	2,365,325	2,561,458

Property, plant and equipment, gross	3,242,868	3,437,420
Accumulated depreciation	(1,838,101)	(1,978,471)

Property, plant and equipment, net	$1,404,767	$1,458,949

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2009, we recorded accelerated depreciation of property, plant and equipment of $4.2 million associated with our 2007 business realignment initiatives. As of December 31, 2009, certain real estate with a carrying value or fair value less cost to sell, if lower, of $11.7 million was being held for sale. These assets were associated with the closure of facilities as part of the 2007 business realignment initiatives.

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2009	2008
In thousands of dollars

Unamortized intangible assets:
Goodwill balance at beginning of year	$554,677	$584,713
Goodwill acquired during year and other adjustments	1,767	4,442
Effect of foreign currency translation	15,136	(34,478)

Goodwill balance at end of year	$571,580	$554,677

Trademarks	$91,305	$127,204
Impairment charge	—	(45,739)
Amortized intangible assets, gross:
Customer-related	33,926	30,116
Intangible asset associated with cooperative agreement with Bauducco	13,683	13,683
Patents	8,317	8,317
Effect of foreign currency translation	(3,368)	(7,958)

Total other intangible assets, gross	143,863	125,623
Accumulated amortization	(18,343)	(14,851)

Other intangibles	$125,520	$110,772

The increase in goodwill was primarily associated with the Van Houten Singapore acquisition and the impact of foreign currency translation adjustments.

In January 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for our conveying to Bauducco a 49% interest in Hershey do Brasil.

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined that none of our goodwill or other intangible assets were impaired as of December 31, 2009. In December 2008, we recorded total non-cash impairment charges of $45.7 million. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates. Based on our annual impairment evaluations, we determined that no goodwill or any intangible assets other than those trademarks were impaired as of December 31, 2008.

The useful lives of trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13 years. We amortize patents over their remaining legal lives of approximately 9 years. Total amortization expense for other intangible assets was $4.2 million in 2009, $4.1 million in 2008 and $3.0 million in 2007.

Estimated amortization expense for other intangibles over the next five years is $4.3 million per annum.

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2009	2008
In thousands of dollars

Payroll, compensation and benefits	$213,715	$198,710
Advertising and promotion	202,547	182,227
Other	130,200	123,128

Total accrued liabilities	$546,462	$504,065

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2009	2008
In thousands of dollars

Accrued post-retirement benefits	$293,273	$285,001
Other	208,061	219,962

Total other long-term liabilities	$501,334	$504,963

19.	SEGMENT INFORMATION

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate and confectionery products, pantry items and gum and mint refreshment products under more than 80 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as India, Korea, Japan, the Middle East, China and the Philippines. We market confectionery products in approximately 50 countries worldwide.

For segment reporting purposes, we aggregate our operations in the Americas, which comprise the United States, Canada, Mexico and Brazil. We base this aggregation on similar economic characteristics, products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location. We aggregate our other international operations with the Americas to form one reportable segment. When combined, our other international operations share most of the aggregation criteria and represent less than 10% of consolidated revenues, operating profits and assets.

The percentage of total consolidated net sales for businesses outside of the United States was 14.3% for 2009, 14.4% for 2008 and 13.8% for 2007. The percentage of total consolidated assets outside of the United States as of December 31, 2009 was 17.5%, and 16.0% as of December 31, 2008.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.4 billion in 2009, $1.3 billion in 2008 and $1.3 billion in 2007. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2009	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,236,031	$1,171,183	$1,484,118	$1,407,336
Gross profit	440,228	453,290	589,098	570,521
Net income	75,894	71,298	162,023	126,779
Per share—Basic—Class B Common Stock	.31	.29	.66	.51
Per share—Diluted—Class B Common Stock(a)	.31	.29	.65	.51
Per share—Basic—Common Stock(a)	.34	.32	.73	.57
Per share—Diluted—Common Stock	.33	.31	.71	.55

Year 2008	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,160,342	$1,105,437	$1,489,609	$1,377,380
Gross profit	376,452	382,511	501,229	497,526
Net income	63,245	41,467	124,538	82,155
Per share—Basic—Class B Common Stock	.26	.17	.51	.33
Per share—Diluted—Class B Common Stock	.26	.17	.51	.33
Per share—Basic—Common Stock	.29	.19	.56	.37
Per share—Diluted—Common Stock	.28	.18	.54	.36

(a)	Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

David J. West Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited The Hershey Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hershey Company as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009, and our report dated February 19, 2010 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 19, 2010

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names, ages, positions held with our Company, periods of service as a director, principal occupations, business experience and other directorships of directors and nominees for director of our Company, together with a discussion of the specific experience, qualifications, attributes and skills that led the Board to conclude that the director or nominee should serve as a director at this time, are located in the Proxy Statement in the section entitled “Proposal No. 1—Election of Directors,” following the question “Who are the nominees?,” which information is incorporated herein by reference.

Our Executive Officers as of February 10, 2010

Name	Age	Positions Held During the Last Five Years
David J. West	46	President and Chief Executive Officer (December 2007); President (October 2007); Executive Vice President, Chief Operating Officer (and Chief Financial Officer until July 2007, when his successor to that position was elected) (January 2007); Senior Vice President, Chief Financial Officer (January 2005)
Humberto P. Alfonso(1)	52	Senior Vice President, Chief Financial Officer (July 2007); Vice President, Finance and Planning, North American Commercial Group (October 2006); Vice President, Finance and Planning, U.S. Commercial Group (July 2006)
John P. Bilbrey	53	Senior Vice President, President Hershey North America (December 2007); Senior Vice President, President International Commercial Group (November 2005); Senior Vice President, President Hershey International (November 2003)
Charlene H. Binder(2)	49	Senior Vice President, Chief People Officer (April 2008)
Michele G. Buck(3)	48	Senior Vice President, Global Chief Marketing Officer (December 2007); Senior Vice President, Chief Marketing Officer, U.S. Commercial Group (November 2005); Senior Vice President, President U.S. Snacks (April 2005)
George F. Davis	61	Senior Vice President, Chief Information Officer (June 2008); Vice President, Chief Information Officer (December 2000)
Javier H. Idrovo(4)	42	Senior Vice President, Strategy and Business Development (December 2008)
Thaddeus J. Jastrzebski	48	Senior Vice President, President Hershey International (December 2007); Vice President, International Finance and Planning (September 2004)
Terence L. O’Day(5)	60	Senior Vice President, Global Operations (December 2008)
Burton H. Snyder	62	Senior Vice President, General Counsel and Secretary (November 2003)
C. Daniel Azzara	55	Vice President, Global Research and Development (April 2007); Vice President, Global Innovation and Quality (October 2005); Vice President, Global Research and Development (June 2004)
David W. Tacka	56	Vice President, Chief Accounting Officer (February 2004)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. Alfonso was elected Vice President, Finance and Planning, U.S. Commercial Group effective July 17, 2006. Prior to joining our Company he was Executive Vice President Finance, Chief Financial Officer, Americas Beverages, Cadbury Schweppes (March 2005); Vice President Finance, Global Supply Chain, Cadbury Schweppes (May 2003).
(2)	Ms. Binder was elected Senior Vice President, Chief People Officer effective April 21, 2008. Prior to joining our Company, Ms. Binder was Vice President, Human Resources for North America, The Dannon Company (January 2006); Senior Vice President, Global Human Resources, Unilever Cosmetics International (January 2001).

(3)	Ms. Buck was elected Senior Vice President, President U.S. Snacks effective April 19, 2005. Prior to joining our Company, Ms. Buck was Senior Vice President and General Manager, Kraft Confections (October 2001).
(4)	Mr. Idrovo was elected Senior Vice President, Strategy and Business Development effective December 2, 2008. Prior to joining our Company he was President, Dole Packaged Foods, LLC (January 2006); Vice President and Chief Financial Officer, Dole Packaged Foods (April 2005); Senior Vice President, Strategy, Dole Food Company, Inc. (September 2004).
(5)	Mr. O’Day was elected Senior Vice President, Global Operations effective December 2, 2008. Prior to joining our Company he was Executive Vice President and Chief Operating Officer of Mannatech, Inc. (June 2006); Executive Vice President Operations, Refrigerated Foods, Conagra Refrigerated Foods Companies (January 2001).

Our Executive Officers are generally elected each year at the organization meeting of the Board in April.

Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee being an “audit committee financial expert” is located in the Proxy Statement in the section entitled “Governance of the Company,” following the question “What are the committees of the Board and what are their functions?,” which information is incorporated herein by reference.

Reporting of any inadvertent late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended, is located in the section of the Proxy Statement entitled “Section 16(a) Beneficial Ownership Reporting Compliance.” This information is incorporated herein by reference.

Information regarding our Code of Ethical Business Conduct applicable to our directors, officers and employees is located in Part I of this Annual Report on Form 10-K, under the heading “Available Information.”

Item 11. EXECUTIVE COMPENSATION

Information regarding compensation of each of the named executive officers, including our Chief Executive Officer, and the Compensation Committee Report are set forth in the section of the Proxy Statement entitled “Executive Compensation,” which information is incorporated herein by reference. Information regarding compensation of our directors is located in the section of the Proxy Statement entitled “Director Compensation,” which information is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and executive officers as a group, is set forth in the section entitled “Ownership of the Company’s Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b) The following table provides information about all of the Company’s equity compensation plans as of December 31, 2009:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	17,375,839	$41.39	9,161,031
Equity compensation plans not approved by security holders(2)	854,600	$46.44	1,239,184

Total	18,230,439	$41.63	10,400,215

(1)	Column (a) includes stock options granted under the stockholder-approved EICP. The securities available for future issuances in column (c) are not allocated to any specific type of award under the EICP, but are available generally for future awards of stock options, performance stock units, performance stock, restricted stock units, restricted stock and other stock-based awards.
(2)	Column (a) includes 854,600 stock options outstanding that were granted under the Broad Based Stock Option Plan. In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options each. The stock options were granted at a price of $46.44 per share which equates to 100% of the fair market value of our Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted), and vested on July 19, 2009. Column (c) includes 1,115,400 stock options under the Broad Based Stock Option Plan remaining available for future issuances as of December 31, 2009.

Column (c) also includes 123,784 shares remaining available for future issuances under the Directors’ Compensation Plan as of December 31, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with related persons is located in the section of the Proxy Statement entitled “Certain Transactions and Relationships” and information regarding director independence is located in the section of the Proxy Statement entitled “Governance of the Company” following the question, “Which directors are independent, and how does the Board make that determination?,” which information is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding “Principal Accountant Fees and Services,” including the policy regarding pre-approval of audit and non-audit services performed by our Company’s independent auditors, is located in the section entitled “Information About our Independent Auditors” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)(1): Financial Statements

The audited consolidated financial statements of the Company and its subsidiaries and the Report of the Independent Registered Public Accounting Firm thereon, as required to be filed with this report, are located under Item 8 of this report.

Item 15(a)(2): Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts (see Page 111) for our Company and its subsidiaries for the years ended December 31, 2009, 2008 and 2007 is filed as required by Item 15(c).

We omitted other schedules which were not applicable or not required, or because we provided the required information in the consolidated financial statements or the notes to consolidated financial statements.

We omitted the financial statements of our parent company because we are primarily an operating company and there are no significant restricted net assets of consolidated and unconsolidated subsidiaries.

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

1) 5.300% Notes due 2011

2) 6.95% Notes due 2012

3) 5.00% Notes due 2013

4) 4.850% Notes due 2015

5) 5.450% Notes due 2016

6) 8.8% Debentures due 2021

7) 7.2% Debentures due 2027

8) Other Obligations

We will furnish copies of the above debt instruments to the Commission upon request.

Material contracts

10.1	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.2	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Ireland Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.3	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited (now Cadbury UK Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.4	Trademark and Technology License Agreement between Huhtamaki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Five Year Credit Agreement dated as of December 8, 2006 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 11, 2006.

10.6	Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.7	Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

Executive Compensation Plans and Management Contracts

10.8	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.9	The Company’s Equity and Incentive Compensation Plan, as approved by our stockholders on April 17, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007.

10.10	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.

10.11	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of July 1, 2009, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.

10.12	First Amendment to The Hershey Company Executive Benefits Protection Plan (Group 3A), Amended and Restated as of July 1, 2009, is attached hereto and filed as Exhibit 10.12.

10.13	The Company’s Deferred Compensation Plan, Amended and Restated as of October 1, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.14	First Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.15	Second Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.16	Executive Confidentiality and Restrictive Covenant Agreement is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.17	Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.19	First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.20	The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.21	The Amended and Restated Executive Employment Agreement between the Company and David J. West, dated as of October 2, 2007, is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.22	First Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of February 13, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.23	Second Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of December 29, 2008, is incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.24	Letter confirming changes to compensation of Burton H. Snyder, dated June 16, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.25	The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Broad Based Equity Compensation Plans

10.26	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12.1	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 is attached hereto and filed as Exhibit 12.1.

21.1	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.1.

23.1	Independent Auditors’ Consent

The consent dated February 19, 2010 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of February, 2010.

THE HERSHEY COMPANY (Registrant)

By:	/S/ HUMBERTO P. ALFONSO
Humberto P. Alfonso Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DAVID J. WEST (David J. West)	Chief Executive Officer and Director	February 19, 2010

/S/ HUMBERTO P. ALFONSO (Humberto P. Alfonso)	Chief Financial Officer	February 19, 2010

/S/ DAVID W. TACKA (David W. Tacka)	Chief Accounting Officer	February 19, 2010

/S/ ROBERT F. CAVANAUGH (Robert F. Cavanaugh)	Director	February 19, 2010

/S/ CHARLES A. DAVIS (Charles A. Davis)	Director	February 19, 2010

/S/ JAMES E. NEVELS (James E. Nevels)	Director	February 19, 2010

/S/ THOMAS J. RIDGE (Thomas J. Ridge)	Director	February 19, 2010

/S/ DAVID L. SHEDLARZ (David L. Shedlarz)	Director	February 19, 2010

/S/ LEROY S. ZIMMERMAN (LeRoy S. Zimmerman)	Director	February 19, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

Under date of February 19, 2010, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2009, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

New York, New York

February 19, 2010

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2009: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$16,594	$4,243	$—	$(5,116)	$15,721

Year Ended December 31, 2008: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$17,807	$3,968	$—	$(5,181)	$16,594

Year Ended December 31, 2007: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$18,665	$2,840	$427	$(4,125)	$17,807

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.

CERTIFICATION

I, David J. West, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

David J. West Chief Executive Officer February 19, 2010

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

Humberto P. Alfonso Chief Financial Officer February 19, 2010