Form 10-Q
period 2010-04-04
HERSHEY CO
filed 2010-05-12
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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
Common Stock, $1 par value – 166,526,768 shares, as of April 23, 2010.  Class B Common Stock,
$1 par value – 60,707,919 shares, as of April 23, 2010.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Income
Three months ended April 4, 2010 and April 5, 2009	3

Consolidated Balance Sheets
April 4, 2010 and December 31, 2009	4

Consolidated Statements of Cash Flows
Three months ended April 4, 2010 and April 5, 2009	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	April 4, 2010	April 5, 2009

Net Sales	$1,407,843	$1,236,031

Costs and Expenses:
Cost of sales	813,863	795,803
Selling, marketing and administrative	340,646	274,456
Business realignment and impairment charges, net	—	12,838

Total costs and expenses	1,154,509	1,083,097

Income before Interest and Income Taxes	253,334	152,934

Interest expense, net	23,749	23,896

Income before Income Taxes	229,585	129,038

Provision for income taxes	82,191	53,144

Net Income	$147,394	$75,894

Earnings Per Share - Basic - Class B Common Stock	$.60	$.31

Earnings Per Share - Diluted - Class B Common Stock	$.60	$.31

Earnings Per Share - Basic - Common Stock	$.66	$.34

Earnings Per Share - Diluted - Common Stock	$.64	$.33

Average Shares Outstanding - Basic - Common Stock	167,257	166,767

Average Shares Outstanding - Basic - Class B Common Stock	60,709	60,711

Average Shares Outstanding - Diluted	229,551	228,284

Cash Dividends Paid Per Share:
Common Stock	$.3200	$.2975
Class B Common Stock	$.2900	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	April 4, 2010	December 31, 2009

Current Assets:
Cash and cash equivalents	$303,786	$253,605
Accounts receivable - trade	411,245	410,390
Inventories	481,854	519,712
Deferred income taxes	56,884	39,868
Prepaid expenses and other	159,263	161,859
Total current assets	1,413,032	1,385,434
Property, Plant and Equipment, at cost	3,236,902	3,242,868
Less-accumulated depreciation and amortization	(1,842,224)	(1,838,101)
Net property, plant and equipment	1,394,678	1,404,767
Goodwill	577,712	571,580
Other Intangibles	125,327	125,520
Deferred Income Taxes	7,319	4,353
Other Assets	180,619	183,377
Total assets	$3,698,687	$3,675,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$294,223	$287,935
Accrued liabilities	466,288	546,462
Accrued income taxes	85,836	36,918
Short-term debt	42,162	24,066
Current portion of long-term debt	13,786	15,247
Total current liabilities	902,295	910,628
Long-term Debt	1,502,183	1,502,730
Other Long-term Liabilities	500,504	501,334
Deferred Income Taxes	4,640	—
Total liabilities	2,909,622	2,914,692
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2010 and 2009	—	—
Common Stock, shares issued: 299,192,836 in 2010 and 299,192,836 in 2009	299,192	299,192
Class B Common Stock, shares issued: 60,708,908 in 2010 and 60,708,908 in 2009	60,709	60,709
Additional paid-in capital	399,511	394,678
Retained earnings	4,224,841	4,148,353
Treasury-Common Stock shares at cost: 132,699,107 in 2010 and 131,903,468 in 2009	(4,014,954)	(3,979,629)
Accumulated other comprehensive loss	(217,082)	(202,844)
The Hershey Company stockholders’ equity	752,217	720,459
Noncontrolling interests in subsidiaries	36,848	39,880
Total stockholders' equity	789,065	760,339
Total liabilities and stockholders' equity	$3,698,687	$3,675,031
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Cash Flows Provided from (Used by) Operating Activities
Net Income	$147,394	$75,894
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	47,330	46,877
Stock-based compensation expense, net of tax of $5,017 and $4,760, respectively	8,996	6,601
Excess tax benefits from exercise of stock options	(1,293)	(653)
Deferred income taxes	1,836	8,966
Business realignment initiatives, net of tax of $8,874	—	10,098
Contributions to pension plans	(1,317)	(1,250)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	(855)	125,847
Inventories	75,658	6,345
Accounts payable	6,288	(11,041)
Other assets and liabilities	(102,851)	9,492
Net Cash Flows Provided from Operating Activities	181,186	277,176

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(30,603)	(32,972)
Capitalized software additions	(4,946)	(4,496)
Proceeds from sales of property, plant and equipment	172	117
Business acquisition	—	(15,220)
Net Cash Flows (Used by) Investing Activities	(35,377)	(52,571)

Cash Flows Provided from (Used by) Financing Activities
Net increase (decrease) in short-term debt	18,845	(125,252)
Repayment of long-term debt	(1,833)	(1,561)
Cash dividends paid	(70,906)	(65,729)
Exercise of stock options	21,125	3,109
Excess tax benefits from exercise of stock options	1,293	653
Contributions from noncontrolling interests in subsidiaries	—	7,322
Repurchase of Common Stock	(64,152)	(9,314)
Net Cash Flows (Used by) Financing Activities	(95,628)	(190,772)

Increase in Cash and Cash Equivalents	50,181	33,833
Cash and Cash Equivalents, beginning of period	253,605	37,103

Cash and Cash Equivalents, end of period	$303,786	$70,936

Interest Paid	$45,029	$45,791

Income Taxes Paid	$29,576	$16,655
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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2010 presentation.  Operating results for the three months ended April 4, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

2.        BUSINESS ACQUISITION

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

We included results subsequent to the acquisition date in the consolidated financial statements.  If we had included the results of the acquisition in the consolidated financial statements for each of the periods presented, the effect would not have been material.

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

We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco.  The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The decrease in noncontrolling interests in subsidiaries from $39.9 million as of December 31, 2009 to $36.8 million as of April 4, 2010 reflected the noncontrolling interests’ share of losses of these entities, partially offset by the impact of currency translation adjustments. The noncontrolling interests’ share of losses in subsidiaries increased income by $3.7 million for the three months ended April 4, 2010 and by $1.2 million for the three months ended April 5, 2009 and was included in selling, marketing and administrative expenses.

4.        STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

For the Three Months Ended
	April 4, 2010	April 5, 2009
In millions of dollars
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$ 14.0	$ 11.2
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$ 5.0	$ 4.7

The increase in share-based compensation for the first quarter of 2010 resulted from higher performance expectations for our PSU awards.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Dividend yields	3.2%	3.3%
Expected volatility	21.7%	21.6%
Risk-free interest rates	3.1%	2.0%
Expected lives in years	6.5	6.6

Stock Options

A summary of the status of our stock options as of April 4, 2010, and the change during 2010 is presented below:

	For the Three Months Ended April 4, 2010
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	18,230,439	$ 41.63	6.2 years
Granted	2,727,600	$ 39.26
Exercised	(634,534)	$ 33.29
Forfeited	(135,398)	$ 42.84
Outstanding as of April 4, 2010	20,188,107	$ 41.56	6.6 years
Options exercisable as of April 4, 2010	12,029,557	$ 43.39	5.1 years

	For the Three Months Ended
	April 4, 2010	April 5, 2009
Weighted-average fair value of options granted (per share)	$6.84	$5.31
Intrinsic value of options exercised (in millions of dollars)	$4.4	$1.0

—	As of April 4, 2010, the aggregate intrinsic value of options outstanding was $98.0 million and the aggregate intrinsic value of options exercisable was $53.4 million; and
—
As of April 4, 2010, there was $37.7 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units and Restricted Stock Units
A summary of the status of our performance stock units and restricted stock units as of April 4, 2010, and the change during 2010 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended April 4, 2010	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,530,464	$ 37.11
Granted	546,086	$ 37.79
Performance assumption change	309,422	$ 35.72
Vested	(257,731)	$ 37.84
Forfeited	(4,319)	$ 35.71
Outstanding as of April 4, 2010	2,123,922	$ 37.22

As of April 4, 2010, there was $49.5 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.5 years.

For the Three Months Ended
	April 4, 2010	April 5, 2009
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 10.4	$ 7.2

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 414,984 units as of April 4, 2010.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of April 4, 2010.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K and our proxy statement for the 2010 annual meeting of stockholders.

5.        INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
In thousands of dollars
Interest expense	$24,476	$24,770
Interest income	(215)	(277)
Capitalized interest	(512)	(597)
Interest expense, net	$23,749	$23,896

6.        BUSINESS REALIGNMENT INITIATIVES

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program” or “GSCT”).  Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT which was essentially complete as of December 31, 2009.  Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program.  The current trends of employee lump sum withdrawals from the defined benefit pension plans could result in additional non-cash pension settlement losses of $12 million to $18 million in 2010.  In addition, the manufacturing facilities in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario have been closed and are being held for sale.  The carrying value of these facilities was $11.7 million at April 4, 2010.  Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2010.

       A charge of $4.1 million was recorded in cost of sales during the first quarter of 2009 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the GSCT.  A charge of $2.1 million recorded in selling, marketing and administrative expenses in the first quarter of 2009 related primarily to project administration for the GSCT.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Fixed asset impairments and plant closure expenses of $10.5 million were recorded in the first quarter of 2009 related primarily to the preparation of plants for sale and production line removal costs.

Employee separation costs of $2.3 million for the GSCT in the first quarter of 2009 were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which were closed.  Certain real estate with a carrying value of $20.3 million was being held for sale as of April 5, 2009.  As of April 5, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec were closed and sold.  The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario had been closed and were being held for sale as of April 5, 2009.

The April 4, 2010 liability balance relating to the global supply chain transformation program was $5.5 million for employee separation costs to be paid during the remainder of 2010.  During the first three months of 2010, we made payments against the liabilities recorded for the GSCT of $3.7 million principally related to employee separation costs.

7.         EARNINGS PER SHARE

We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	April 4, 2010	April 5, 2009
In thousands except per share amounts
Net income	$147,394	$75,894
Weighted-average shares - Basic
Common Stock	167,257	166,767
Class B Common Stock	60,709	60,711
Total weighted-average shares - Basic	227,966	227,478
Effect of dilutive securities:
Employee stock options	1,007	593
Performance and restricted stock units	578	213
Weighted-average shares - Diluted	229,551	228,284
Earnings Per Share - Basic
Class B Common Stock	$.60	$.31
Common Stock	$.66	$.34
Earnings Per Share - Diluted
Class B Common Stock	$.60	$.31
Common Stock	$.64	$.33

The Class B Common Stock is convertible into Common Stock on a share for share basis at any time.  The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

For the three-month period ended April 4, 2010, 8.7 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.  In the first quarter of 2009, 17.1 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

8.        DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards, which require us to recognize all derivative instruments at fair value.  We classify derivatives as assets or liabilities on the balance sheet. As of April 4, 2010 and December 31, 2009, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of April 4, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$874	$1
Other assets	$6,893	$1,399	$—
Accrued liabilities	$—	$7,752	$—
Other long-term liabilities	$—	$1,832	$—

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,872	$11,835
Other assets	$9,171	$—	$—
Accrued liabilities	$—	$7,708	$3,228

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  As of April 4, 2010, the fair value of foreign exchange forward contracts with gains totaled $2.3 million and the fair value of foreign exchange forward contracts with losses totaled $9.6 million.

As of April 4, 2010, prepaid expense and other current assets associated with commodity contracts were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 4, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(2,278)	$(6,179)	$(25,171)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$(1,947)	$16,800
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$1,286

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $25.2 million after tax as of April 4, 2010.  This amount was primarily associated with commodities futures and options contracts.

For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

9.        COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:
	For the Three Months Ended April 4, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$147,394

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,268	$—	12,268
Pension and post-retirement benefit plans	7,125	(2,761)	4,364
Cash flow hedges:
Losses on cash flow hedging derivatives	(33,628)	11,932	(21,696)
Reclassification adjustments	(14,853)	5,679	(9,174)
Total other comprehensive loss	$(29,088)	$14,850	(14,238)
Comprehensive income			$133,156

	For the Three Months Ended April 5, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$75,894

Other comprehensive income (loss):
Foreign currency translation adjustments	$(1,767)	$—	(1,767)
Pension and post-retirement benefit plans	8,145	(3,135)	5,010
Cash flow hedges:
Gains on cash flow hedging derivatives	21,044	(6,971)	14,073
Reclassification adjustments	226	(88)	138
Total other comprehensive income	$27,648	$(10,194)	17,454
Comprehensive income			$93,348

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	April 4, 2010	December 31, 2009
In thousands of dollars
Foreign currency translation adjustments	$20,817	$8,549
Pension and post-retirement benefit plans, net of tax	(271,346)	(275,710)
Cash flow hedges, net of tax	33,447	64,317
Total accumulated other comprehensive loss	$(217,082)	$(202,844)

10.     INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	April 4, 2010	December 31, 2009
In thousands of dollars
Raw materials	$246,916	$246,572
Goods in process	77,594	84,000
Finished goods	313,728	376,573
Inventories at FIFO	638,238	707,145
Adjustment to LIFO	(156,384)	(187,433)
Total inventories	$481,854	$519,712

The decrease in finished goods inventories was primarily associated with seasonal sales patterns.

11.      SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement expires in December 2012. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 4, 2010, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

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

13.      FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 4, 2010 and December 31, 2009, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,516.0 million as of April 4, 2010, compared with a fair value of $1,668.2 million, an increase of $152.2 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net asset of $6.9 million as of April 4, 2010.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	April 4, 2010
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$18.7	Euros

Foreign exchange forward contracts to sell foreign currencies	$123.3	Canadian dollars

Our foreign exchange forward contracts mature in 2010 and 2011.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.      FAIR VALUE ACCOUNTING

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of April 4, 2010, is as follows:

Description	Fair Value as of April 4, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$9,167	$1	$9,166	$—

Liabilities
Cash flow hedging derivatives	$9,584	$—	$9,584	$—

As of April 4, 2010, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  As of April 4, 2010, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts with losses.  For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

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

15.      INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico.  During the second quarter of 2009, the U.S. Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for 2005 and 2006, resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years.  During the fourth quarter 2009, the IRS commenced its audit of our U.S. income tax returns for 2007 and 2008.  Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2004. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004.  U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

16.      PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost consisted of the following:
	Pension Benefits		Other Benefits
	For the Three Months Ended
	April 4, 2010	April 5, 2009	April 4, 2010	April 5, 2009
In thousands of dollars
Service cost	$6,929	$6,468	$363	$383
Interest cost	13,118	14,583	4,418	4,817
Expected return on plan assets	(18,760)	(17,530)	—	—
Amortization of prior service cost	285	299	(69)	(120)
Recognized net actuarial loss (gain)	7,098	8,445	(25)	(26)
Administrative expenses	117	94	—	—
Net periodic benefit cost	$8,787	$12,359	$4,687	$5,054

           We made contributions of $1.3 million and $6.0 million to the pension plans and other benefits plans, respectively, during the first quarter of 2010.  In the first quarter of 2009, we made contributions of $1.3 million and $6.6 million to our pension and other benefits plans, respectively.  The contributions in 2010 and 2009 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

For 2010, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2010 is not material.

For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

17.      SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Three Months Ended April 4, 2010
In thousands	Shares	Dollars

Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,680	64,152
Total share repurchases	1,680	64,152
Shares issued for stock options and incentive compensation	(884)	(28,827)
Net change	796	$35,325

In December 2006, our Board of Directors approved a $250 million share repurchase program. As of April 4, 2010, $100.0 million remained available for repurchases of Common Stock under this program.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement
	For the Three Months Ended
	April 4, 2010	April 5, 2009	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,407.8	$1,236.0	13.9%
Cost of Sales	813.9	795.8	2.3%
Gross Profit	593.9	440.2	34.9%
Gross Margin	42.2%	35.6%
SM&A Expense	340.6	274.5	24.1%
SM&A Expense as a percent of sales	24.2%	22.2%
Business Realignment and Impairment Charges, net	—	12.8	(100.0)%
EBIT	253.3	152.9	65.6%
EBIT Margin	18.0%	12.4%
Interest Expense, net	23.7	23.9	(0.6)%
Provision for Income Taxes	82.2	53.1	54.7%
Effective Income Tax Rate	35.8%	41.2%
Net Income	$147.4	$75.9	94.2%
Net Income Per Share-Diluted	$.64	$.33	93.9%

Results of Operations - First Quarter 2010 vs. First Quarter 2009

Net Sales

Net sales for the first quarter of 2010 increased over the comparable period of 2009 due to core brand sales volume increases, sales of new products, higher pricing, primarily on seasonal products, and price realization related to improved trade promotion program efficiencies.  The sales volume increase included a seasonal volume shift from the fourth quarter of 2009 to the first quarter of 2010.  Sales in local currency were higher for our international businesses, particularly in Canada, China, Mexico and Brazil, but were partially offset by sales declines in India.  Favorable foreign currency exchange rates also contributed approximately 1% to the sales increase.  The acquisition of Van Houten Singapore incrementally increased net sales during the quarter by $1.4 million, or 0.1%.

Key Marketplace Metrics

Consumer takeaway increased 7.5% during the first quarter of 2010 compared with the same period of 2009.  However, the first quarter of 2010 benefited from an early Easter season.  Excluding the impact of Easter sales, consumer takeaway increased 5.5% during the period.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 0.5 share points during the first quarter of 2010.  The change in market share is provided for channels measured by syndicated data which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase was primarily associated with higher volume levels, offset somewhat by lower input and product obsolescence costs.  The lower input costs resulted primarily from interim accounting for commodities.  Commodity costs for the remainder of 2010 are expected to exceed costs for the comparable period in 2009.  Improvements in supply chain productivity also partially offset cost of sales increases associated with the higher sales volume.  No business realignment charges were included in cost of sales in the first quarter of 2010 compared with $4.1 million in the first quarter of 2009.

The gross margin increase in the first quarter of 2010 compared with the first quarter of 2009 resulted from favorable net price realization, supply chain efficiencies, some of which were related to fixed cost absorption as volume was greater than a year ago, and lower commodity input costs.  The favorable commodity costs were an anomaly in the first quarter due to timing and are projected to be higher than prior year for the remainder of 2010.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily due to higher advertising and incentive compensation expenses, along with investments to improve our selling capabilities.  Advertising costs in the first quarter of 2010 increased approximately 67% from the same period in 2009.  Higher legal expenses and costs related to our consideration of a transaction with Cadbury plc also contributed to the increase.

No business realignment costs were included in selling, marketing and administrative expenses in the first quarter of 2010 compared with $2.1 million in the first quarter of 2009.

Business Realignment Initiatives

No business realignment charges were recorded in the first quarter of 2010.  Business realignment charges of $12.8 million were recorded in the first quarter of 2009 associated with the global supply chain transformation program.  The charges were primarily associated with fixed asset impairments, plant closure expenses, and employee separation and contract termination costs, partially offset by gains on the sale of fixed assets.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first quarter of 2010 compared with the first quarter of 2009 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses. No net pre-tax business realignment and impairment charges were recorded in the first quarter of 2010 compared with $19.0 million recorded in the first quarter of 2009.

EBIT margin increased from 12.4% for the first quarter of 2009 to 18.0% for the first quarter of 2010 due to higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales.  EBIT margin was 1.5 percentage points lower in 2009 due to the impact of net business realignment and impairment charges.

Interest Expense, Net

Net interest expense was lower in the first quarter of 2010 than the comparable period of 2009 primarily reflecting lower short-term borrowings, offset marginally by lower capitalized interest in 2010 as compared with 2009.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 35.8% for the first quarter of 2010.  We expect our income tax rate for the full year 2010 to be about 35.0%.  The higher 41.2% tax rate for the first quarter of 2009 was due to the timing of certain changes related to tax uncertainties, and the impact of net business realignment and impairment charges was a reduction of the tax rate by .7 percentage points.

Net Income and Net Income Per Share

Earnings per share-diluted in the first quarter of 2010 increased $0.31 as compared with the first quarter of 2009.  Net income was reduced by $10.1 million, or $0.05 per share-diluted, in the first quarter of 2009 as a result of net charges associated with our business realignment initiatives.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper. Commercial paper may also be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first three months of 2010, cash and cash equivalents increased by $50.2 million to $303.8 million.

Cash provided from operations was sufficient to fund dividend payments of $70.9 million, capital additions and capitalized software expenditures of $35.5 million and the repurchase of Common Stock for $64.2 million.

Net cash provided from operating activities was $181.2 million in 2010 and $277.2 million in 2009.  The decrease was primarily the result of the change in cash (used by) provided from other assets and liabilities, partially offset by higher net income in 2010.  Cash used by changes in other assets and liabilities was $102.9 million for the first three months of 2010 compared with cash provided of $9.5 million for the same period of 2009.  The change in the amount of cash (used by) provided from other assets and liabilities from 2009 to 2010 primarily reflected the effect of hedging transactions.  Cash provided from working capital was $40.1 million lower in 2010 due primarily to higher accounts receivable resulting from the higher sales and Easter timing.

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

Interest paid was $45.0 million during the first three months of 2010 versus $45.8 million for the comparable period of 2009.  Income taxes paid were $29.6 million during the first three months of 2010 versus $16.7 million for the comparable period of 2009.  The increase in taxes paid in 2010 was primarily related to the higher payment for 2009 income taxes.

The ratio of current assets to current liabilities increased to 1.6:1.0 as of April 4, 2010 from 1.5:1.0 as of December 31, 2009. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 66% as of April 4, 2010 from 67% as of December 31, 2009.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  However, at the end of the first quarter of 2010, no commercial paper borrowings were outstanding.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2009 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

We expect the economic environment to continue to be challenging in 2010.  In this environment, we will continue to build our business by focusing on a consumer-driven approach to core brand investment and new product innovation in North America, along with investments in our strategic international businesses.

We expect to increase advertising investment by 35% to 40% behind our core brands and new product introductions.  We will also continue to invest in consumer insights, in-store selling, merchandising and programming to drive profitable growth for both our Company and our customers.

We expect our cost structure to remain at elevated levels in 2010.  Key commodity markets remain volatile, however, we have good visibility into our full-year cost structure for 2010.  We also expect to continue to achieve productivity and efficiency improvements, along with price realization in 2010, resulting in enhanced margins.

For 2010, we expect to achieve net sales growth of at least 6%, including an approximate one percentage point benefit from foreign currency exchange rates.  This will exceed our long-term objective and initial estimate of 3% to 5%.  For 2010, we expect a low-to-mid-teens increase in adjusted earnings per share-diluted on a percentage basis versus 2009.  This will also exceed our long-term objective and initial estimate of 6% to 8%.

We are performing an in-depth assessment of our supply chain as part of an update of our strategic plan.  We are looking for additional opportunities to increase capacity utilization, improve efficiency and modernize manufacturing capabilities.  No decisions have been made, however, this assessment could result in further changes to and increased capital investment in our manufacturing network.

Note: In the Outlook above, the Company has provided income measures excluding certain items, in addition to net income determined in accordance with GAAP. These non-GAAP financial measures are used in evaluating results of operations for internal purposes.  These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP.  Rather, the Company believes exclusion of such items provides additional information to investors to facilitate the comparison of past and present operations.

In 2009, the Company recorded GAAP charges, including non-cash pension settlement charges, of $99.1 million, or $0.27 per share-diluted, attributable to the GSCT program. Except for possible non-cash pension settlement charges, the Company does not expect any significant charges related to the GSCT program in 2010.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2009 adjusted earnings per share-diluted:

2009
Reported EPS-Diluted	$1.90

Total Business Realignment and Impairment Charges	$0.27

Adjusted EPS-Diluted *	$2.17

*Excludes business realignment and impairment charges.

Possible adjustments to exclude business realignment charges for 2010 are not known at this time; therefore, the Company is unable to provide a reconciliation of adjusted earnings per share-diluted for 2010.

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

•	Increases in raw material and energy costs, along with the availability of adequate supplies of raw materials could affect future financial results;
•	Market demand for new and existing products could decline;
•	Increased marketplace competition could hurt our business;
•	Price increases may not be sufficient to offset cost increases and maintain profitability, or may result in sales volume declines associated with pricing elasticity;
•	Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results;
•	Our financial results may be adversely impacted by the failure to successfully execute acquisitions, divestitures and joint ventures;
•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;
•	Political, economic, and/or financial market conditions could negatively impact our financial results;
•	International operations could fluctuate unexpectedly and adversely impact our business;
•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;
•
Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results;

•	Pension costs or funding requirements could increase at a higher than anticipated rate; and
•	Such other matters as discussed in our Annual Report on Form 10-K for 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $4.8 million as of April 4, 2010 and was $4.9 million as of December 31, 2009.  The potential net loss in fair value of foreign exchange forward contracts and options of ten percent resulting from a hypothetical near-term adverse change in market rates was $13.6 million as of April 4, 2010 and was $10.9 million as of December 31, 2009.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $36.3 million as of December 31, 2009, to $42.7 million as of April 4, 2010.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3, 4 and 5 have been omitted as not applicable or as removed and reserved.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands of dollars

January 1 through January 31, 2010	—	$ —	—	$100,017

February 1 through February 28, 2010	1,293,800	$ 37.77	—	$100,017

March 1 through April 4, 2010	386,000	$ 39.59	—	$100,017

Total	1,679,800		—

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

3.1	The Company’s By-laws, amended and restated as of February 23, 2010, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed February 25, 2010.
10.1	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2010.
12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 4, 2010 and April 5, 2009.
31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: May 12, 2010	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: May 12, 2010	/s/David W. Tacka David W. Tacka Chief Accounting Officer

-24

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated By-laws

Exhibit 10.1	Form of Notice of Special Award of Restricted Stock Units

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase