Form 10-Q
period 2010-07-04
HERSHEY CO
filed 2010-08-11
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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
Common Stock, $1 par value – 166,411,570 shares, as of July 23, 2010.  Class B Common Stock,
$1 par value – 60,707,919 shares, as of July 23, 2010.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Income
Three months ended July 4, 2010 and July 5, 2009	3

Consolidated Statements of Income
Six months ended July 4, 2010 and July 5, 2009	4

Consolidated Balance Sheets
July 4, 2010 and December 31, 2009	5

Consolidated Statements of Cash Flows
Six months ended July 4, 2010 and July 5, 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	28

Item 6. Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 4, 2010	July 5, 2009

Net Sales	$1,233,242	$1,171,183

Costs and Expenses:
Cost of sales	686,704	717,893
Selling, marketing and administrative	336,980	298,710
Business realignment and impairment charges, net	85,134	37,904

Total costs and expenses	1,108,818	1,054,507

Income before Interest and Income Taxes	124,424	116,676

Interest expense, net	22,780	22,734

Income before Income Taxes	101,644	93,942

Provision for income taxes	54,921	22,644

Net Income	$46,723	$71,298

Earnings Per Share - Basic - Class B Common Stock	$.19	$.29

Earnings Per Share - Diluted - Class B Common Stock	$.19	$.29

Earnings Per Share - Basic - Common Stock	$.21	$.32

Earnings Per Share - Diluted - Common Stock	$.20	$.31

Average Shares Outstanding - Basic - Common Stock	166,882	166,846

Average Shares Outstanding - Basic - Class B Common Stock	60,708	60,710

Average Shares Outstanding - Diluted	230,324	228,489

Cash Dividends Paid Per Share:
Common Stock	$.3200	$.2975
Class B Common Stock	$.2900	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 4, 2010	July 5, 2009

Net Sales	$2,641,085	$2,407,214

Costs and Expenses:
Cost of sales	1,500,567	1,513,696
Selling, marketing and administrative	677,626	573,166
Business realignment and impairment charges, net	85,134	50,742

Total costs and expenses	2,263,327	2,137,604

Income before Interest and Income Taxes	377,758	269,610

Interest expense, net	46,529	46,630

Income before Income Taxes	331,229	222,980

Provision for income taxes	137,112	75,788

Net Income	$194,117	$147,192

Earnings Per Share - Basic - Class B Common Stock	$.79	$.60

Earnings Per Share - Diluted - Class B Common Stock	$.79	$.60

Earnings Per Share - Basic - Common Stock	$.87	$.66

Earnings Per Share - Diluted - Common Stock	$.84	$.64

Average Shares Outstanding - Basic - Common Stock	167,079	166,817

Average Shares Outstanding - Basic - Class B Common Stock	60,708	60,710

Average Shares Outstanding - Diluted	229,946	228,396

Cash Dividends Paid Per Share:
Common Stock	$.6400	$.5950
Class B Common Stock	$.5800	$.5356

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	July 4, 2010	December 31, 2009

Current Assets:
Cash and cash equivalents	$249,070	$253,605
Accounts receivable - trade	321,051	410,390
Inventories	603,728	519,712
Deferred income taxes	67,841	39,868
Prepaid expenses and other	173,298	161,859
Total current assets	1,414,988	1,385,434
Property, Plant and Equipment, at cost	3,245,579	3,242,868
Less-accumulated depreciation and amortization	(1,867,067)	(1,838,101)
Net property, plant and equipment	1,378,512	1,404,767
Goodwill	517,416	571,580
Other Intangibles	123,062	125,520
Deferred Income Taxes	10,720	4,353
Other Assets	175,289	183,377
Total assets	$3,619,987	$3,675,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$304,993	$287,935
Accrued liabilities	530,011	546,462
Accrued income taxes	—	36,918
Short-term debt	28,968	24,066
Current portion of long-term debt	12,037	15,247
Total current liabilities	876,009	910,628
Long-term Debt	1,501,335	1,502,730
Other Long-term Liabilities	508,086	501,334
Deferred Income Taxes	2,055	—
Total liabilities	2,887,485	2,914,692
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2010 and 2009	—	—
Common Stock, shares issued: 299,193,825 in 2010 and 299,192,836 in 2009	299,193	299,192
Class B Common Stock, shares issued: 60,707,919 in 2010 and 60,708,908 in 2009	60,708	60,709
Additional paid-in capital	420,028	394,678
Retained earnings	4,200,758	4,148,353
Treasury-Common Stock shares at cost: 132,853,510 in 2010 and 131,903,468 in 2009	(4,040,873)	(3,979,629)
Accumulated other comprehensive loss	(242,446)	(202,844)
The Hershey Company stockholders’ equity	697,368	720,459
Noncontrolling interests in subsidiaries	35,134	39,880
Total stockholders' equity	732,502	760,339
Total liabilities and stockholders' equity	$3,619,987	$3,675,031

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 4, 2010	July 5, 2009
Cash Flows Provided from (Used by) Operating Activities
Net Income	$194,117	$147,192
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	93,298	94,058
Stock-based compensation expense, net of tax of $10,244 and $11,270, respectively	16,928	20,567
Excess tax benefits from exercise of stock options	(2,204)	(1,069)
Deferred income taxes	12,464	38,495
Business realignment and impairment charges, net of tax of $15,909 and $24,898, respectively	70,324	36,765
Contributions to pension plans	(2,695)	(2,026)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	89,339	184,336
Inventories	(55,116)	(66,893)
Accounts payable	17,058	29,031
Other assets and liabilities	(168,665)	(34,275)
Net Cash Flows Provided from Operating Activities	264,848	446,181

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(65,003)	(66,273)
Capitalized software additions	(9,852)	(7,543)
Proceeds from sales of property, plant and equipment	756	3,061
Business acquisition	—	(15,220)
Net Cash Flows (Used by) Investing Activities	(74,099)	(85,975)

Cash Flows Provided from (Used by) Financing Activities
Net increase (decrease) in short-term debt	4,831	(237,409)
Repayment of long-term debt	(3,822)	(4,763)
Cash dividends paid	(141,712)	(131,487)
Exercise of stock options	67,389	6,041
Excess tax benefits from exercise of stock options	2,204	1,069
Contributions from noncontrolling interests in subsidiaries	9,268	7,322
Repurchase of Common Stock	(133,442)	(9,314)
Net Cash Flows (Used by) Financing Activities	(195,284)	(368,541)

Decrease in Cash and Cash Equivalents	(4,535)	(8,335)
Cash and Cash Equivalents, beginning of period	253,605	37,103

Cash and Cash Equivalents, end of period	$249,070	$28,768

Interest Paid	$45,766	$46,665

Income Taxes Paid	$201,580	$109,182

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

Our unaudited consolidated financial statements provided in this report include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions.  We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary.  We prepared these statements in accordance with the instructions to Form 10-Q.  The financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting.  These statements do not include all of the information and footnotes required by GAAP for complete financial statements.

Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual amounts primarily for raw material purchase price variances, advertising expense, incentive compensation expenses and the effective income tax rate.

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2010 presentation.  Operating results for the six months ended July 4, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

2.           BUSINESS ACQUISITION

In March 2009, the Company completed the acquisition of the Van Houten Singapore consumer business.  The acquisition from Barry Callebaut, AG provides the Company with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty-free distribution channels.  The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million.

We included results subsequent to the acquisition date in the consolidated financial statements.  If we had included the results of the acquisition in the consolidated financial statements for each of the periods presented, the effect would not have been material.

3.           NONCONTROLLING INTERESTS IN SUBSIDIARIES

In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., one of India’s largest consumer goods, confectionery and food companies, to manufacture and distribute confectionery products, snacks and beverages across India.  Under the agreement, we own a 51% controlling interest in Godrej Hershey Ltd.  In January 2009, the Company contributed cash of approximately $8.7 million to Godrej Hershey Ltd. and owners of the noncontrolling interests in Godrej Hershey Ltd. contributed approximately $7.3 million.  In June 2010, the Company and the noncontrolling interests executed a rights agreement with Godrej Hershey Ltd. in the form of unsecured compulsorily and fully convertible debentures.  The Company contributed cash of approximately $11.1 million and the noncontrolling interests contributed $9.3 million associated with the rights agreement.  The ownership interest percentages in Godrej Hershey Ltd. did not change significantly as a result of the contributions in 2009 and 2010.  The noncontrolling interests in Godrej Hershey Ltd. are included in the equity section of the Consolidated Balance Sheets.

We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Alimentos LTDA (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco.  The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The decrease in noncontrolling interests in subsidiaries from $39.9 million as of December 31, 2009 to $35.1 million as of July 4, 2010 reflected the noncontrolling interests’ share of losses of these entities, including the noncontrolling interests’ share of the goodwill impairment charge recorded for Godrej Hershey Ltd. and the impact of currency translation adjustments, partially offset by the noncontrolling interests’ contribution associated with the June 2010 rights agreement described above.  The adjustment to exclude the losses of noncontrolling interests in subsidiaries increased income by $5.4 million for the six months ended July 4, 2010 and by $2.4 million for the six months ended July 5, 2009 and was included in selling, marketing and administrative expenses.

4.           STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
In millions of dollars
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$ 13.2	$ 20.3	$ 27.2	$ 31.5
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$ 5.2	$ 6.4	$ 10.2	$ 11.1

The decrease in share-based compensation expense for the second quarter and first six months of 2010 resulted from higher performance expectation adjustments for our PSU awards in 2009.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	July 4, 2010	July 5, 2009
Dividend yields	3.2%	3.3%
Expected volatility	21.7%	21.6%
Risk-free interest rates	3.1%	2.1%
Expected lives in years	6.5	6.6

Stock Options

A summary of the status of our stock options as of July 4, 2010, and the change during 2010 is presented below:

	For the Six Months Ended July 4, 2010
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	18,230,439	$ 41.63	6.2 years
Granted	2,762,500	39.37
Exercised	(1,957,743)	34.44
Forfeited	(147,134)	42.16
Outstanding as of July 4, 2010	18,888,062	42.04	6.5 years
Options exercisable as of July 4, 2010	11,169,134	44.76	5.1 years

For the Six Months Ended
	July 4, 2010	July 5, 2009
Weighted-average fair value of options granted (per share)	$ 6.85	$ 5.31
Intrinsic value of options exercised (in millions of dollars)	$ 21.2	$ 2.1

As of July 4, 2010, the aggregate intrinsic value of options outstanding was $155.7 million and the aggregate intrinsic value of options exercisable was $74.8 million.

 As of July 4, 2010, there was $33.4 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of July 4, 2010, and the change during 2010 is presented below:

Performance Stock Units and Restricted Stock Units	For the Six Months Ended July 4, 2010	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,530,464	$ 37.11
Granted	616,969	38.98
Performance assumption change	370,397	35.77
Vested	(340,064)	37.48
Forfeited	(13,472)	42.94
Outstanding as of July 4, 2010	2,164,294	$ 37.57

As of July 4, 2010, there was $47.6 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.4 years.

For the Six Months Ended
	July 4, 2010	July 5, 2009
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 14.2	$ 8.1

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 427,925 units as of July 4, 2010.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of July 4, 2010.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K and our proxy statement for the 2010 annual meeting of stockholders.

5.           INTEREST EXPENSE

  Net interest expense consisted of the following:

	For the Six Months Ended
	July 4, 2010	July 5, 2009

In thousands of dollars
Interest expense	$48,025	$48,466
Interest income	(492)	(545)
Capitalized interest	(1,004)	(1,291)
Interest expense, net	$46,529	$46,630

6.           BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES

In February 2007, we announced a comprehensive, three-year global supply chain transformation program (the “Global Supply Chain Transformation program” or “GSCT”).  Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT which was essentially complete as of December 31, 2009.  Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program.  The current trends of employee lump sum withdrawals from the defined benefit pension plans could result in additional non-cash pension settlement losses of $12 million to $18 million in 2010.  In addition, the manufacturing facilities in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale.  The carrying value of these facilities was $10.0 million at July 4, 2010.  Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2010.

In June 2010, we announced Project Next Century (“Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  As part of the program, production will transition from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to a planned expansion of the West Hershey facility, which was built in 1992.  Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be relocated to the West Hershey facility.  This change is expected to result in the reduction of approximately 500 to 600 jobs at the two facilities as investments in technology and automation result in enhanced efficiency.

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $170 million over the next three years.  This estimate includes $120 million to $150 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.

During the second quarter of 2010, we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd.  Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million, including a reduction to reflect the share of the charge associated with the noncontrolling interests.

Business realignment and impairment charges recorded during the three-month and six-month periods ended July 4, 2010 and July 5, 2009 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
In thousands of dollars
Cost of sales
Global supply chain transformation program	$—	$3,116	$—	$7,167
Next Century program	976	—	976	—
Total cost of sales	976	3,116	976	7,167

Selling, marketing and administrative
Global supply chain transformation program	—	1,671	—	3,754
Next Century program	123	—	123	—
Total selling, marketing and administrative	123	1,671	123	3,754

Business realignment and impairment charges, net
Global supply chain transformation program
Fixed asset impairment and plant closure expenses	—	6,546	—	16,889
Employee separation costs	—	383	—	2,878
Pension settlement loss	—	30,555	—	30,555
Contract termination costs	—	420	—	420

Next Century program
Fixed asset impairment charges	4,304	—	4,304	—
Employee separation costs	36,138	—	36,138	—

Godrej Hershey Ltd. goodwill impairment	44,692	—	44,692	—
Total business realignment and impairment charges, net	85,134	37,904	85,134	50,742

Total business realignment and impairment charges	$86,233	$42,691	$86,233	$61,663

A charge of $1.0 million was recorded in cost of sales during the second quarter of 2010 related to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $.1 million was recorded in selling, marketing and administrative expenses in the second quarter of 2010 for project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Fixed asset impairments and plant closure expenses of $4.3 million were recorded in the second quarter of 2010.  Employee separation costs of $36.1 million in the second quarter of 2010 were related to expected voluntary and involuntary terminations at the two manufacturing facilities.

As a result of recent operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets of Godrej Hershey Ltd. during the second quarter of 2010.  While Godrej Hershey Ltd. has achieved growth, it has been less than initial expectations due to slower realization of development plans and changes in input costs, as well as the macroeconomic environment which has delayed distribution expansion and the implementation of new price points.  As a result of reduced expectations for future cash flows from lower than expected profitability, we determined that the carrying amount of Godrej Hershey Ltd. exceeded its fair value.  The assumptions we used to estimate fair value were based on the past performance of Godrej Hershey Ltd. and reflected the projections and assumptions included in current operating plans.  We also considered assumptions that market participants may use.  Such assumptions are subject to change due to changing economic and competitive conditions.  We recorded a non-cash goodwill impairment charge of $44.7 million to reduce the carrying value of Godrej Hershey Ltd. to its fair value, including a reduction to reflect the share of the charge associated with the noncontrolling interests.  There was no tax benefit associated with this charge.

The charge of $3.1 million recorded in cost of sales during the second quarter of 2009 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the Global Supply Chain Transformation program.  The $1.7 million recorded in selling, marketing and administrative expenses related to project administration for the Global Supply Chain Transformation program.  The $6.5 million of fixed asset impairments and plant closure expenses for 2009 related primarily to the preparation of plants for sale and production line removal costs.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The Global Supply Chain Transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which were being closed.  A pension settlement loss of $30.6 million was recorded reflecting the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the Global Supply Chain Transformation program.

The charge of $7.2 million recorded in cost of sales during the first six months of 2009 related to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the Global Supply Chain Transformation program.  The $3.8 million recorded in selling, marketing and administrative expenses related primarily to project administration for the Global Supply Chain Transformation program. The $16.9 million of fixed asset impairments and plant closure expenses related primarily to the preparation of plants for sale and production line removal costs. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. The Global Supply Chain Transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which were being closed.

The July 4, 2010 liability balance relating to the Global Supply Chain Transformation program was $3.7 million for employee separation costs to be paid during the remainder of 2010.  During the first six months of 2010, we made payments against the liabilities recorded for the GSCT of $5.5 million principally related to employee separation costs.  The July 4, 2010 liability balance relating to the Next Century program was $36.1 million for estimated employee separation costs which were recorded in the second quarter of 2010 and will be paid in 2012 and early 2013 as production transitions to the expanded West Hershey facility.

7.           EARNINGS PER SHARE

We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009

In thousands except per share amounts
Net income	$46,723	$71,298	$194,117	$147,192
Weighted-average shares - Basic
Common Stock	166,882	166,846	167,079	166,817
Class B Common Stock	60,708	60,710	60,708	60,710
Total weighted-average shares - Basic	227,590	227,556	227,787	227,527
Effect of dilutive securities:
Employee stock options	2,089	648	1,548	620
Performance and restricted stock units	645	285	611	249
Weighted-average shares - Diluted	230,324	228,489	229,946	228,396

Earnings Per Share - Basic
Class B Common Stock	$.19	$.29	$.79	$.60
Common Stock	$.21	$.32	$.87	$.66

Earnings Per Share - Diluted
Class B Common Stock	$.19	$.29	$.79	$.60
Common Stock	$.20	$.31	$.84	$.64

The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4 , 2010	July 5, 2009
In millions
Stock options excluded from diluted earnings per share calculation because the effect would have been antidilutive	5.9	15.6	8.7	17.1

8.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards, which require us to recognize all derivative instruments at fair value.  We classify derivatives as assets or liabilities on the balance sheet.  As of July 4, 2010 and December 31, 2009, we classified all of our derivative instruments as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of July 4, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$4,259	$567
Other assets	$—	$2,626	$—
Accrued liabilities	$—	$3,445	$9,211
Other long-term liabilities	$7,349	$935	$—

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,872	$11,835
Other assets	$9,171	$—	$—
Accrued liabilities	$—	$7,708	$3,228

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  As of July 4, 2010, the fair value of foreign exchange forward contracts with gains totaled $6.9 million and the fair value of foreign exchange forward contracts with losses totaled $4.4 million.

As of July 4, 2010, prepaid expense and other current assets were associated with the fair value of commodity options contracts.  Accrued liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 4, 2010 was as follows:
Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(16,520)	$2,451	$(32,419)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$(4,629)	$32,500
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$1,303

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 5, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$8,623	$1,634	$2,615
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$5,419	$(11,400)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$(431)

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $18.7 million after tax as of July 4, 2010.  This amount was primarily associated with commodities futures and options contracts.

For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

9.          COMPREHENSIVE INCOME

              A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended July 4, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$46,723

Other comprehensive income (loss):
Foreign currency translation adjustments	$(15,141)	$—	(15,141)
Pension and post-retirement benefit plans	7,554	(2,853)	4,701
Cash flow hedges:
Losses on cash flow hedging derivatives	(12,860)	5,962	(6,898)
Reclassification adjustments	(13,018)	4,992	(8,026)
Total other comprehensive loss	$(33,465)	$8,101	(25,364)
Comprehensive income			$21,359

	For the Three Months Ended July 5, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$71,298

Other comprehensive income (loss):
Foreign currency translation adjustments	$18,371	$—	18,371
Pension and post-retirement benefit plans	39,953	(15,571)	24,382
Cash flow hedges:
Losses on cash flow hedging derivatives	(8,172)	3,320	(4,852)
Reclassification adjustments	5,755	(2,253)	3,502
Total other comprehensive income	$55,907	$(14,504)	41,403
Comprehensive income			$112,701

	For the Six Months Ended July 4, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$194,117

Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,873)	$—	(2,873)
Pension and post-retirement benefit plans	14,679	(5,614)	9,065
Cash flow hedges:
Losses on cash flow hedging derivatives	(46,488)	17,894	(28,594)
Reclassification adjustments	(27,871)	10,671	(17,200)
Total other comprehensive loss	$(62,553)	$22,951	(39,602)
Comprehensive income			$154,515

	For the Six Months Ended July 5, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$147,192

Other comprehensive income (loss):
Foreign currency translation adjustments	$16,604	$—	16,604
Pension and post-retirement benefit plans	48,098	(18,706)	29,392
Cash flow hedges:
Gains on cash flow hedging derivatives	12,872	(3,651)	9,221
Reclassification adjustments	5,981	(2,341)	3,640
Total other comprehensive income	$83,555	$(24,698)	58,857
Comprehensive income			$206,049

  The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	July 4, 2010	December 31, 2009
In thousands of dollars
Foreign currency translation adjustments	$5,676	$8,549
Pension and post-retirement benefit plans, net of tax	(266,645)	(275,710)
Cash flow hedges, net of tax	18,523	64,317
Total accumulated other comprehensive loss	$(242,446)	$(202,844)

10.        INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	July 4, 2010	December 31, 2009
In thousands of dollars
Raw materials	$242,604	$246,572
Goods in process	89,691	84,000
Finished goods	427,817	376,573
Inventories at FIFO	760,112	707,145
Adjustment to LIFO	(156,384)	(187,433)
Total inventories	$603,728	$519,712

The increase in finished goods inventories was primarily associated with seasonal sales patterns.

11.       SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.  The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default.  As of July 4, 2010, we complied with all covenants pertaining to the credit agreement.  There were no significant compensating balance agreements that legally restricted these funds.  For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

12.       LONG-TERM DEBT

In May 2006, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities.  This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing "well-known seasoned issuers" (the "WKSI Registration Statement").  The May 2006 WKSI Registration Statement expired in May 2009.  Accordingly, in May 2009, we filed a new registration statement on Form S-3 to replace the May 2006 WKSI Registration Statement.  The May 2009 WKSI Registration Statement registered an indeterminate amount of debt securities and was effective immediately.

13.        FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 4, 2010 and December 31, 2009, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,513.4 million as of July 4, 2010, compared with a fair value of $1,731.3 million, an increase of $217.9 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net liability of $7.3 million as of July 4, 2010.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	July 4, 2010
	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$93.2	Euros Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$119.7	Canadian dollars

Our foreign exchange forward contracts mature in 2010, 2011 and 2012.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.       FAIR VALUE ACCOUNTING

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of July 4, 2010, is as follows:

Description	Fair Value as of July 4, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$7,452	$567	$6,885	$—

Liabilities
Cash flow hedging derivatives	$20,940	$9,211	$11,729	$—

As of July 4, 2010, cash flow hedging derivative Level 1 assets were associated with the fair value of commodity options contracts.  Cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

As of July 4, 2010, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains.  Cash flow hedging derivative Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

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

As of December 31, 2009, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with gains.  Cash flow hedging derivative Level 2 liabilities were related to the fair value of foreign exchange forward contracts with losses.  We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

15.        INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico.  During the second quarter of 2009, the U.S. Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for 2005 and 2006, resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years.  During the fourth quarter 2009, the IRS commenced its audit of our U.S. income tax returns for 2007 and 2008.  Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2004.  We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004.  U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.  We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $10.0 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.        PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
In thousands of dollars
Service cost	$7,208	$6,421	$329	$381
Interest cost	13,622	14,699	3,707	4,513
Expected return on plan assets	(19,292)	(17,852)	—	—
Amortization of prior service cost	286	302	(70)	(118)
Recognized net actuarial loss (gain)	7,164	8,246	(42)	(47)
Administrative expenses	100	93	73	71
Net periodic benefits cost	9,088	11,909	3,997	4,800
Settlement losses	—	30,555	—	—
Total amount reflected in earnings	$9,088	$42,464	$3,997	$4,800

We made contributions of $1.4 million and $6.5 million to the pension plans and other benefits plans, respectively, during the second quarter of 2010.  In the second quarter of 2009, we made contributions of $0.8 million and $5.6 million to our pension and other benefits plans, respectively.  The contributions in 2010 and 2009 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The settlement losses recorded in the second quarter of 2009 related to the Global Supply Chain Transformation Program.

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Six Months Ended
	July 4, 2010	July 5, 2009	July 4, 2010	July 5, 2009
In thousands of dollars
Service cost	$14,137	$12,889	$692	$764
Interest cost	26,740	29,282	8,125	9,330
Expected return on plan assets	(38,052)	(35,382)	—	—
Amortization of prior service cost	571	601	(139)	(238)
Recognized net actuarial loss (gain)	14,262	16,691	(67)	(73)
Administrative expenses	217	187	146	143
Net periodic benefits cost	17,875	24,268	8,757	9,926
Settlement losses	—	30,555	—	—
Total amount reflected in earnings	$17,875	$54,823	$8,757	$9,926

We made contributions of $2.7 million and $12.5 million to the pension plans and other benefits plans, respectively, during the first six months of 2010.  In the first six months of 2009, we made contributions of $2.0 million and $12.2 million to our pension and other benefits plans, respectively.  The contributions in 2010 and 2009 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The settlement losses recorded in the first six months of 2009 related to the Global Supply Chain Transformation Program.

For 2010, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2010 is not material.

For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

17.        SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Six Months Ended July 4, 2010
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	3,165	133,442
Total share repurchases	3,165	133,442
Shares issued for stock options and incentive compensation	(2,215)	(72,198)
Net change	950	$61,244

In December 2006, our Board of Directors approved a $250 million share repurchase program.  As of July 4, 2010, $100.0 million remained available for repurchases of Common Stock under this program.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	July 4, 2010	July 5, 2009	Percent Change Increase (Decrease)	July 4, 2010	July 5, 2009	Percent Change Increase (Decrease)
In thousands except per share amounts
Net Sales	$1,233.2	$1,171.2	5.3%	$2,641.1	$2,407.2	9.7%
Cost of Sales	686.7	717.9	(4.3)%	1,500.7	1,513.7	(0.9)%
Gross Profit	546.5	453.3	20.6%	1,140.4	893.5	27.6%
Gross Margin	44.3%	38.7%		43.2%	37.1%
SM&A Expense	337.0	298.7	12.8%	677.6	573.2	18.2%
SM&A Expense as a percent of sales	27.3%	25.5%		25.7%	23.8%
Business Realignment and Impairment Charges, net	85.1	37.9	124.6%	85.1	50.7	67.8%
EBIT	124.4	116.7	6.6%	377.7	269.6	40.1%
EBIT Margin	10.1%	10.0%		14.3%	11.2%
Interest Expense, net	22.8	22.7	0.2%	46.5	46.6	(0.2)%
Provision for Income Taxes	54.9	22.7	142.5%	137.1	75.8	80.9%
Effective Income Tax Rate	54.0%	24.1%		41.4%	34.0%
Net Income	$46.7	$71.3	(34.5)%	$194.1	$147.2	31.9%
Net Income Per Share-Diluted	$.20	$.31	(35.5)%	$.84	$.64	31.3%

Results of Operations - Second Quarter 2010 vs. Second Quarter 2009

Net Sales

Net sales increased by 5.3% for the second quarter of 2010 compared with the same period of 2009 due to sales volume increases of approximately 3%, for core brands in the U.S., incremental sales of new products and sales volume increases for most of our international businesses.  Price realization from lower rates of allowances for returns and markdowns and from list price increases contributed approximately 1% to the total increase in net sales.  Favorable foreign currency exchange rates for our international businesses also increased total net sales by approximately 1%.

Key Marketplace Metrics

Consumer takeaway increased 4.0% during the second quarter of 2010 compared with the same period of 2009.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 0.3 share points during the second quarter of 2010.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales decreased by approximately 4% in the second quarter of 2010 reflecting lower supply chain and product obsolescence costs and a favorable sales mix which reduced cost of sales by a total of approximately 7%.  Lower supply chain costs were due to productivity improvements and slightly higher fixed cost deferrals associated with changes in inventories, partially offset by input cost increases of approximately 1%.  Higher sales volume increased cost of sales by approximately 3%.  Business realignment charges of $1.0 million were included in cost of sales in the second quarter of 2010 compared with $3.1 million in the second quarter of 2009.

Gross margin increased by 5.6%.  Lower supply chain costs increased gross margin by almost 4%, while price realization and lower product obsolescence costs each increased gross margin by about 1%.  Slightly higher input costs reduced gross margin by about 1%.  Business realignment and impairment charges had the effect of decreasing gross margin by 0.2% as compared with 2009.

Selling, Marketing and Administrative

Higher selling, marketing and administrative costs were associated with increased advertising and other marketing expenses which increased $35.7 million compared with 2009.  Advertising expense increased approximately 50% from last year.  Employee-related costs, selling and legal expenses increased, but were substantially offset by lower incentive compensation expense, due to the impact of adjustments to long-term incentive compensation expense for improved company performance recorded in the second quarter of 2009.  Business realignment charges of $0.1 million were included in selling, marketing and administrative expenses in the second quarter of 2010 compared with $1.7 million in the second quarter of 2009.

Business Realignment and Impairment Charges

Total pre-tax business realignment and impairment charges of $85.1 million were recorded in the second quarter of 2010, including a non-cash goodwill impairment charge of $44.7 million related to our Godrej Hershey Ltd. joint venture and $40.4 million associated with the Project Next Century program related to estimated employee severance and asset retirement costs.  Charges of $37.9 million were recorded in the second quarter of 2009 associated with the Global Supply Chain Transformation program related to pension settlement charges, fixed asset impairment and plant closure expenses.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the second quarter of 2010 compared with the second quarter of 2009 as a result of higher gross profit, offset by increased selling, marketing and administrative expenses and higher business realignment and impairment charges.  Net pre-tax business realignment and impairment charges of $86.2 million were recorded in the second quarter of 2010 compared with $42.7 million recorded in the second quarter of 2009.

EBIT margin increased from 10.0% for the second quarter of 2009 to 10.1% for the second quarter of 2010.  The increase was attributable to the higher gross margin, offset by higher selling, marketing and administrative expense as a percentage of sales.  The impact of net business realignment and impairment charges reduced EBIT margin by 7% in 2010 and by 3.6% in 2009.

Interest Expense, Net

Net interest expense in 2010 was essentially even with the prior year.  Lower interest expense was offset by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 54.0% for the second quarter of 2010 compared with 24.1% for the same period of 2009.  The increased tax rate for the second quarter of 2010 reflected the comparison to the impact of a favorable resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years which reduced the 2009 tax rate by approximately 11.2%.  The impact of tax rates associated with business realignment and impairment charges increased the effective income tax rate by 16.3% in 2010 and decreased the effective income tax rate by 4.2% in 2009.

Net Income and Net Income Per Share

Earnings per share-diluted in the second quarter of 2010 decreased $0.11, or 35.5% as compared with the second quarter of 2009.  Net income in the second quarter of 2010 was reduced by $70.3 million, or $0.31 per share-diluted, and was reduced by $26.7 million, or $0.12 per share-diluted, in the second quarter of 2009 as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment charges, earnings per share-diluted increased $0.08 or 18.6% due to lower supply chain costs, sales volume increases and net price realization, partially offset by higher advertising and other selling, marketing and administrative expenses, along with the higher effective income tax rate.

Results of Operations – First Six Months 2010 vs. First Six Months 2009

Net Sales

An increase in net sales of 9.7% in the first six months of 2010 compared with the same period in 2009 was attributable to sales volume increases of about 6% primarily for core brands in the U.S. and sales of new products, along with price realization of approximately 3%.  Sales volume increases and price realization for our international businesses contributed 1% to the total net sales increase, along with the favorable impact of foreign currency exchange rates which also increased net sales by approximately 1%.  The acquisition of Van Houten Singapore increased net sales by $1.4 million in the first six months of 2010.

Key Marketplace Metrics

Consumer takeaway increased 5.6% during the first six months of 2010 compared with the same period of 2009.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels improved by 0.3 share points during the first six months of 2010.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales decrease of 0.9% in the first six months of 2010 compared with 2009 was associated with lower supply chain costs, primarily reflecting productivity improvements, and cost decreases resulting from a favorable sales mix, along with lower input and product obsolescence costs which reduced cost of sales by a total of 7%.  These decreases were partially offset by sales volume increases resulting in higher cost of sales of about 6%.  Lower business realignment and impairment charges included in cost of sales in 2010 compared with 2009 also contributed to the cost of sales decrease.  Business realignment and impairment charges of $1.0 million were included in cost of sales in the first six months of 2010, compared with $7.2 million in the prior year.

The gross margin improvement of 6.1% resulted from favorable price realization of about 3%, supply chain productivity improvements of approximately 2% and lower product obsolescence costs of 1%.  The impact of business realignment and impairment charges recorded in 2010 compared with 2009 also contributed to the gross margin increase.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses in the first six months of 2010 increased primarily as a result of higher advertising and other marketing expenses which increased $72.7 million, or 39.8%.  Advertising expense for the first six months of 2010 increased 58.5% compared with the same period of 2009.  An increase in other selling, marketing and administrative expenses were associated with higher legal expenses, investments to improve our selling capabilities, employee-related expenses and costs related to the consideration of a transaction with Cadbury plc.  Business realignment charges of $3.8 million were included in selling, marketing and administrative expenses in 2009 compared with $0.1 million in 2010.

Business Realignment and Impairment Charges

Total pre-tax business realignment and impairment charges of $85.1 million were recorded in the second quarter of 2010, including a non-cash goodwill impairment charge of $44.7 related to our Godrej Hershey Ltd. joint venture and $40.4 million associated with the Project Next Century program related to estimated employee severance and asset retirement costs.  Charges of $50.7 million were recorded in the first six months of 2009 associated with the Global Supply Chain Transformation program related to pension settlement charges, plant closure expenses, fixed asset impairment and employee separation costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first six months of 2010 compared with the first six months of 2009 as a result of higher gross profit, partially offset by increased selling, marketing and administrative expenses.  Net pre-tax business realignment and impairment charges of $86.2 million were recorded in the first six months of 2010 compared with $61.7 million recorded in the first six months of 2009, an increase of $24.5 million.

EBIT margin increased from 11.2% for the first six months of 2009 to 14.3% for the first six months of 2010.  The increase in EBIT margin was the result of the higher gross margin, partially offset by higher selling, marketing and administrative expense as a percentage of sales.  Business realignment and impairment charges in the first six months of 2010 reduced EBIT margin by 3.3% and in the first six months of 2009 reduced EBIT margin by 2.6%.

Interest Expense, Net

Net interest expense in the first six months of 2010 was essentially even with the comparable period of 2009 as lower interest expense was offset by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 41.4% for the first six months of 2010 compared with 34.0% for the first six months of 2009.  The effective income tax rate was increased by 4.7% as a result of the effective tax rate associated with business realignment and impairment charges recorded during the first six months of 2010.  The effective income tax rate related to business realignment and impairment charges recorded in 2009 reduced the rate by 1.4%.  We expect our effective income tax rate for the full year 2010 to be approximately 35.0%, excluding the impact of tax rates associated with business realignment and impairment charges during the year.

Net Income and Net Income Per Share

Earnings per share-diluted for the first six months of 2010 increased $0.20, or 31.3% compared with the same period of the prior year.  Net income in the first six months of 2010 was reduced by $70.3 million, or $0.31 per share-diluted, and was reduced by $36.8 million, or $0.17 per share-diluted, in the first six months of 2009 as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment charges in each period, earnings per share-diluted in the first six months of 2010 increased $0.34 or 42.0% as compared with the first six months of 2009.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper.  Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first six months of 2010, cash and cash equivalents decreased by $4.5 million to $249.1 million.

Cash provided from operations and other cash inflows during the first six months of 2010 were sufficient to fund dividend payments of $141.7 million, the repurchase of Common Stock of $133.4 million and capital additions and capitalized software expenditures of $74.9 million.

Net cash provided from operating activities was $264.8 million in 2010 and $446.2 million in 2009.  The decrease was attributable to the change in cash used by other assets and liabilities and lower cash provided from changes in accounts receivable, partially offset by higher net income in 2010.  Cash used by changes in other assets and liabilities increased to $168.7 million for the first six months of 2010 from $34.3 million for the same period of 2009.  The increase in the amount of cash used by other assets and liabilities from 2009 to 2010 reflected the effect of hedging transactions of $133.4 million.  Cash provided from working capital was $51.3 million in 2010 and $146.5 million in 2009.  The decrease was principally related to higher accounts receivable resulting from higher sales in 2010.

In March 2009, the Company completed the acquisition of the Van Houten Singapore consumer business.  The acquisition from Barry Callebaut, AG provides the Company with an exclusive license of the Van Houten brand name and related trademarks in Asia and the Middle East for the retail and duty-free distribution channels.  The purchase price for the acquisition of Van Houten Singapore and the licensing agreement was approximately $15.2 million.

Interest paid was $45.8 million during the first six months of 2010 versus $46.7 million for the comparable period of 2009.  Income taxes paid were $201.6 million during the first six months of 2010 versus $109.2 million for the comparable period of 2009.  The increase in taxes paid in 2010 was primarily related to the impact of higher annualized taxable income in 2010.

The ratio of current assets to current liabilities increased to 1.6:1.0 as of July 4, 2010 from 1.5:1.0 as of December 31, 2009.  The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) increased to 68% as of July 4, 2010 from 67% as of December 31, 2009.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  However, at the end of the second quarter of 2010, no commercial paper borrowings were outstanding.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2009 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

We expect the economic environment to continue to be challenging for the remainder of 2010.  In this environment, we will continue to build our business by focusing on a consumer-driven approach to core brand investment and new product innovation in North America, along with investments in our strategic international businesses.

For the full year 2010, we now expect net sales growth of about 7%, including an approximate 1% benefit from foreign currency exchange rates.

We now expect to increase advertising investment by 45% to 50% in 2010 behind our core brands and new product introductions.  We will also continue to invest in consumer insights, in-store selling, new innovation on our Reese’s and Hershey’s franchises and quality merchandising and programming to drive profitable growth for both our Company and our customers.

We expect our cost structure to remain at elevated levels in 2010.  Key commodity markets remain volatile, however, we have good visibility into our full-year cost structure for 2010.  We also expect to continue to achieve productivity and efficiency improvements, resulting in enhanced margins for the full year, but not at the rate achieved in the first six months of the year.  Specifically, the comparison of expected results for the remainder of 2010 to results for the last six months of 2009 will reflect less net price realization as we have completely lapped the August 2008 price increase. We have also realized all of the targeted GSCT savings. In addition, we anticipate a shift in seasonal orders out of the fourth quarter of 2010 into the first quarter of 2011 due to the timing and refinement of logistical requirements. We do not expect year-end LIFO inventory to be as favorable in 2010 as it was in 2009.  Earnings per share-diluted is expected to be in the $2.04 to $2.12 range for 2010.  Excluding business realignment and impairment charges, we expect to achieve adjusted gross margin and adjusted EBIT margin expansion for the full year that will result in adjusted earnings per share-diluted in the $2.47 to $2.52 range, an increase of low-to-mid teens on a percentage basis, versus adjusted earnings per share-diluted for 2009.

We expect total capital additions to be in the $190 million to $210 million range, with $140 million to $160 million for operating capital additions and approximately $55 million for Project Next Century.

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

In 2009, the Company recorded GAAP charges, including non-cash pension settlement charges, of $99.1 million, or $0.27 per share-diluted, attributable to the GSCT program.  Except for possible non-cash pension settlement charges, the Company does not expect any significant charges related to the GSCT program in 2010.  In 2010, the Company expects to record total GAAP charges of about $75 million to $85 million, or $0.20 to $0.23 per share-diluted, attributable to Project Next Century.  Additionally, in the second quarter of 2010, the Company recorded a non-cash goodwill impairment charge of $44.7 million, or $0.20 per share-diluted, related to the Godrej Hershey Ltd. joint venture.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2009 and projected 2010 adjusted earnings per share-diluted:
	2009	2010 (Projected)
Reported EPS-Diluted	$ 1.90	$ 2.04 - $2.12
Total Business Realignment and Impairment Charges	$ 0.27	$ 0.40 - $0.43
Adjusted EPS-Diluted *	$ 2.17	$ 2.47 - $2.52

*Excludes business realignment and impairment charges.

Outlook for Project Next Century

In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  We expect total pre-tax charges and non-recurring project implementation costs for the Project Next Century program of $140 million to $170 million.  During 2010, we expect to record $75 million to $85 million in program charges, an increase of $25 million over our initial estimate for 2010.  Our estimates for 2011 and 2012 have decreased by a total of $25 million.  These changes were due to accounting requirements associated with the timing of severance-related charges.  For the full year 2010, we expect capital expenditures to be approximately $55 million, with accelerated depreciation and amortization estimated to be $10 million to $15 million.

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

●
Issues or concerns related to the quality and safety of our products, ingredients or packaging could cause a product recall and/or result in harm to the Company’s reputation, negatively impacting our operating results;

●	Increases in raw material and energy costs, along with the availability of adequate supplies of raw materials could affect future financial results;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Price increases may not be sufficient to offset cost increases and maintain profitability, or may result in sales volume declines associated with pricing elasticity;

•	Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic, and/or financial market conditions could negatively impact our financial results;

•	International operations could fluctuate unexpectedly and adversely impact our business;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•
Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results;

•	Pension costs or funding requirements could increase at a higher than anticipated rate;

●	Implementation of our Project Next Century program may not occur within the anticipated timeframe and/or may exceed our cost estimates;

●	Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $3.7 million as of July 4, 2010 and was $4.9 million as of December 31, 2009.  The potential net loss in fair value of foreign exchange forward contracts and options of ten percent resulting from a hypothetical near-term adverse change in market rates was $21.2 million as of July 4, 2010 and was $10.9 million as of December 31, 2009.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $36.3 million as of December 31, 2009, to $47.8 million as of July 4, 2010.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 5 through May 2, 2010	—	$ —	—	$ 100,017

May 3 through May 30, 2010	1,434,800	$ 46.66	—	$ 100,017

May 31 through July 4, 2010	50,000	$ 46.98	—	$ 100,017

Total	1,484,800	$ 46.67	—

Item 4 - Reserved

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 4, 2010 and July 5, 2009.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: August 11, 2010	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: August 11, 2010	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase