Form 10-Q
period 2010-10-03
HERSHEY CO
filed 2010-11-10
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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
Common Stock, $1 par value – 166,758,173 shares, as of October 22, 2010.  Class B Common Stock,
$1 par value – 60,707,919 shares, as of October 22, 2010.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Income
Three months ended October 3, 2010 and October 4, 2009	3

Consolidated Statements of Income
Nine months ended October 3, 2010 and October 4, 2009	4

Consolidated Balance Sheets
October 3, 2010 and December 31, 2009	5

Consolidated Statements of Cash Flows
Nine months ended October 3, 2010 and October 4, 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4. Controls and Procedures	27

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	28

Item 6. Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	October 3, 2010	October 4, 2009

Net Sales	$1,547,115	$1,484,118

Costs and Expenses:
Cost of sales	891,895	895,020
Selling, marketing and administrative	357,624	301,466
Business realignment and impairment (credits) charges, net	(2,052)	8,008

Total costs and expenses	1,247,467	1,204,494

Income before Interest and Income Taxes	299,648	279,624

Interest expense, net	22,259	22,302

Income before Income Taxes	277,389	257,322

Provision for income taxes	97,220	95,299

Net Income	$180,169	$162,023

Earnings Per Share - Basic - Class B Common Stock	$.74	$.66

Earnings Per Share - Diluted - Class B Common Stock	$.73	$.65

Earnings Per Share - Basic - Common Stock	$.81	$.73

Earnings Per Share - Diluted - Common Stock	$.78	$.71

Average Shares Outstanding - Basic - Common Stock	166,900	167,299

Average Shares Outstanding - Basic - Class B Common Stock	60,708	60,709

Average Shares Outstanding - Diluted	230,491	229,553

Cash Dividends Paid Per Share:
Common Stock	$.3200	$.2975
Class B Common Stock	$.2900	$.2678

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	October 3, 2010	October 4, 2009

Net Sales	$4,188,200	$3,891,332

Costs and Expenses:
Cost of sales	2,392,462	2,408,716
Selling, marketing and administrative	1,035,250	874,632
Business realignment and impairment charges, net	83,082	58,750

Total costs and expenses	3,510,794	3,342,098

Income before Interest and Income Taxes	677,406	549,234

Interest expense, net	68,788	68,932

Income before Income Taxes	608,618	480,302

Provision for income taxes	234,332	171,087

Net Income	$374,286	$309,215

Earnings Per Share - Basic - Class B Common Stock	$1.53	$1.26

Earnings Per Share - Diluted - Class B Common Stock	$1.52	$1.26

Earnings Per Share - Basic - Common Stock	$1.68	$1.39

Earnings Per Share - Diluted - Common Stock	$1.63	$1.35

Average Shares Outstanding - Basic - Common Stock	167,030	166,980

Average Shares Outstanding - Basic - Class B Common Stock	60,708	60,710

Average Shares Outstanding - Diluted	230,138	228,784

Cash Dividends Paid Per Share:
Common Stock	$.9600	$.8925
Class B Common Stock	$.8700	$.8034

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	October 3, 2010	December 31, 2009

Current Assets:
Cash and cash equivalents	$244,947	$253,605
Accounts receivable - trade	605,741	410,390
Inventories	594,574	519,712
Deferred income taxes	77,478	39,868
Prepaid expenses and other	142,072	161,859
Total current assets	1,664,812	1,385,434
Property, Plant and Equipment, at cost	3,224,493	3,242,868
Less-accumulated depreciation and amortization	(1,846,459)	(1,838,101)
Net property, plant and equipment	1,378,034	1,404,767
Goodwill	522,489	571,580
Other Intangibles	123,488	125,520
Deferred Income Taxes	21,827	4,353
Other Assets	176,293	183,377
Total assets	$3,886,943	$3,675,031

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$350,253	$287,935
Accrued liabilities	605,644	546,462
Accrued income taxes	37,286	36,918
Short-term debt	14,992	24,066
Current portion of long-term debt	261,915	15,247
Total current liabilities	1,270,090	910,628
Long-term Debt	1,250,546	1,502,730
Other Long-term Liabilities	501,831	501,334
Deferred Income Taxes	1,539	—
Total liabilities	3,024,006	2,914,692
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2010 and 2009	-	-
Common Stock, shares issued: 299,193,825 in 2010 and 299,192,836 in 2009	299,193	299,192
Class B Common Stock, shares issued: 60,707,919 in 2010 and 60,708,908 in 2009	60,708	60,709
Additional paid-in capital	430,426	394,678
Retained earnings	4,310,037	4,148,353
Treasury-Common Stock shares at cost: 132,619,562 in 2010 and 131,903,468 in 2009	(4,033,243)	(3,979,629)
Accumulated other comprehensive loss	(240,372)	(202,844)
The Hershey Company stockholders’ equity	826,749	720,459
Noncontrolling interests in subsidiaries	36,188	39,880
Total stockholders' equity	862,937	760,339
Total liabilities and stockholders' equity	$3,886,943	$3,675,031

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
Cash Flows Provided from (Used by) Operating Activities
Net Income	$374,286	$309,215
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	145,736	138,874
Stock-based compensation expense, net of tax of $13,850 and $15,793, respectively	24,623	28,077
Excess tax benefits from exercise of stock options	(690)	(3,002)
Deferred income taxes	1,900	70,125
Business realignment and impairment charges, net of tax of $17,618 and $29,429, respectively	73,073	43,250
Contributions to pension plans	(4,053)	(45,834)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(195,351)	(110,731)
Inventories	(60,262)	17,894
Accounts payable	62,318	34,556
Other assets and liabilities	(33,381)	153,124
Net Cash Flows Provided from Operating Activities	388,199	635,548

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(108,569)	(94,465)
Capitalized software additions	(15,131)	(12,416)
Proceeds from sales of property, plant and equipment	2,090	4,907
Business acquisition	—	(15,220)
Net Cash Flows (Used by) Investing Activities	(121,610)	(117,194)

Cash Flows Provided from (Used by) Financing Activities
Net (decrease) in short-term debt	(8,480)	(255,287)
Long-term borrowings	127	—
Repayment of long-term debt	(5,746)	(6,474)
Cash dividends paid	(212,602)	(197,405)
Exercise of stock options	74,004	21,952
Excess tax benefits from exercise of stock options	690	3,002
Contributions from noncontrolling interests in subsidiaries	10,199	7,322
Repurchase of Common Stock	(133,439)	(9,314)
Net Cash Flows (Used by) Financing Activities	(275,247)	(436,204)

(Decrease) increase in Cash and Cash Equivalents	(8,658)	82,150
Cash and Cash Equivalents, beginning of period	253,605	37,103

Cash and Cash Equivalents, end of period	$244,947	$119,253

Interest Paid	$90,654	$91,508

Income Taxes Paid	$236,632	$140,778

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2010 presentation.  Operating results for the nine months ended October 3, 2010 may not be indicative of the results that may be expected for the year ending December 31, 2010, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

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

We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Alimentos LTDA (now Pandurata Netherlands B.V.) (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco.  In September 2010, the Company contributed cash of approximately $1.0 million to Hershey do Brasil and Bauducco contributed approximately $0.9 million.  The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The decrease in noncontrolling interests in subsidiaries from $39.9 million as of December 31, 2009 to $36.2 million as of October 3, 2010 reflected the noncontrolling interests’ share of losses of these entities, including the noncontrolling interests’ share of the goodwill impairment charge recorded for Godrej Hershey Ltd.  These decreases were partially offset by the noncontrolling interests’ contributions in Godrej Hershey Ltd. and Hershey do Brasil described above as well as the impact of foreign currency translation adjustments.  The adjustment to exclude the losses of noncontrolling interests in subsidiaries increased income by $7.3 million for the nine months ended October 3, 2010 and by $2.7 million for the nine months ended October 4, 2009 and was included in selling, marketing and administrative expenses.

4.           STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
In millions of dollars
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$11.3	$12.0	$38.5	$43.5
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$3.7	$4.6	$13.9	$15.7

The decrease in share-based compensation expense for the third quarter and first nine months of 2010 resulted from higher performance expectation adjustments for our PSU awards in 2009 and higher forfeitures in 2010.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
Dividend yields	3.2%	3.3%
Expected volatility	21.7%	21.6%
Risk-free interest rates	3.1%	2.1%
Expected lives in years	6.5	6.6

Stock Options

A summary of the status of our stock options as of October 3, 2010, and the change during 2010 is presented below:

	For the Nine Months Ended October 3, 2010
Stock Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	18,230,439	$41.63	6.2 years
Granted	2,797,900	39.50
Exercised	(2,151,219)	34.56
Forfeited	(293,891)	42.68
Outstanding as of October 3, 2010	18,583,229	42.11	6.3 years
Options exercisable as of October 3, 2010	11,055,603	44.84	4.9 years

For the Nine Months Ended
	October 3, 2010	October 4, 2009
Weighted-average fair value of options granted (per share)	$ 6.85	$ 5.31
Intrinsic value of options exercised (in millions of dollars)	$ 23.5	$ 8.9

As of October 3, 2010, the aggregate intrinsic value of options outstanding was $146.5 million and the aggregate intrinsic value of options exercisable was $70.4 million.

As of October 3, 2010, there was $28.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.4 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of October 3, 2010, and the change during 2010 is presented below:

Performance Stock Units and Restricted Stock Units	For the Nine Months Ended October 3, 2010	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,530,464	$ 37.11
Granted	635,882	39.16
Performance assumption change	370,397	35.77
Vested	(364,702)	37.91
Forfeited	(59,798)	38.31
Outstanding as of October 3, 2010	2,112,243	37.73

As of October 3, 2010, there was $40.3 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.2 years.

For the Nine Months Ended
	October 3, 2010	October 4, 2009
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 15.5	$ 9.0

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 443,418 units as of October 3, 2010.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of October 3, 2010.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K and our proxy statement for the 2010 annual meeting of stockholders.

5.           INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Nine Months Ended
	October 3, 2010	October 4, 2009
In thousands of dollars
Interest expense	$70,958	$71,693
Interest income	(829)	(693)
Capitalized interest	(1,341)	(2,068)
Interest expense, net	$68,788	$68,932

6.           BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES

In February 2007, we announced a comprehensive, three-year global supply chain transformation program (the “Global Supply Chain Transformation program” or “GSCT”).  Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT which was essentially complete as of December 31, 2009.  Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program.  Based on the current trends of employee lump sum withdrawals from the defined benefit pension plans, we do not expect any significant non-cash pension settlement losses in 2010 related to the GSCT.  The manufacturing facilities in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale.  The carrying value of these facilities was $10.2 million as of October 3, 2010.  Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause charges or credits in 2010.

In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  As part of the program, production will transition from the

Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to a planned expansion of the West Hershey facility, which was built in 1992.  Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be relocated to the West Hershey facility.  This change is expected to result in the reduction of approximately 500 to 600 jobs at the two facilities as investments in technology and automation result in enhanced efficiency.

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $170 million over the next three years.  This estimate includes $120 million to $150 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.

During the second quarter of 2010 we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd.  Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million, including a reduction to reflect the share of the charge associated with the noncontrolling interests.

Business realignment and impairment charges recorded during the three-month and nine-month periods ended October 3, 2010 and October 4, 2009 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
In thousands of dollars
Cost of sales
Global Supply Chain Transformation program	$ —	$ 1,325	$ —	$ 8,492
Next Century program	6,123	—	7,099	—
Total cost of sales	6,123	1,325	7,099	8,492

Selling, marketing and administrative
Global Supply Chain Transformation program	—	1,683	—	5,437
Next Century program	387	—	510	—
Total selling, marketing and administrative	387	1,683	510	5,437

Business realignment and impairment charges, net
Global Supply Chain Transformation program
Fixed asset impairment and plant closure expenses	—	1,584	—	18,473
Employee separation costs	—	193	—	3,071
Pension settlement loss	—	6,181	—	36,736
Contract termination costs	—	50	—	470

Next Century program
Fixed asset impairment charges	843	—	5,147	—
Employee separation (credits) costs	(2,895)	—	33,243	—

Godrej Hershey Ltd. goodwill impairment	—	—	44,692	—
Total business realignment and impairment (credits) charges, net	(2,052)	8,008	83,082	58,750

Total business realignment and impairment charges	$ 4,458	$ 11,016	$ 90,691	$ 72,679

A charge of $6.1 million was recorded in cost of sales during the third quarter of 2010 related primarily to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $.4 million was recorded in selling, marketing and administrative expenses in the third quarter of 2010 for project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Fixed asset impairments and plant closure expenses of $.8 million were recorded in the third quarter of 2010.  The employee separation credit of $2.9 million in the third quarter of 2010 was related to lower expected voluntary and involuntary termination costs at the 19 East Chocolate Avenue and West Hershey manufacturing facilities based on severance elections received during the third quarter of 2010.  We also expect to adjust the estimated severance costs in 2011 to reflect the second phase of voluntary termination elections.

A charge of $7.1 million was recorded in cost of sales during the first nine months of 2010 related primarily to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $.5 million was recorded in selling, marketing and administrative expenses during the first nine months of 2010 for project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Fixed asset impairments and plant closure expenses of $5.1 million were recorded during the first nine months of 2010.  Employee separation costs of $33.2 million during the first nine months of 2010 were related to expected voluntary and involuntary terminations at the two manufacturing facilities.

As a result of recent operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets of Godrej Hershey Ltd. during the second quarter of 2010.  While Godrej Hershey Ltd. has achieved growth, it has been less than initial expectations due to slower realization of development plans and changes in input costs, as well as the macroeconomic environment which delayed distribution expansion and the implementation of new price points.  As a result of reduced expectations for future cash flows from lower than expected profitability, we determined that the carrying amount of Godrej Hershey Ltd. exceeded its fair value.  The assumptions we used to estimate fair value were based on the past performance of Godrej Hershey Ltd. and reflected the projections and assumptions included in current operating plans.  We also considered assumptions that market participants may use.  Such assumptions are subject to change due to changing economic and competitive conditions.  We recorded a non-cash goodwill impairment charge of $44.7 million to reduce the carrying value of Godrej Hershey Ltd. to its fair value, including a reduction to reflect the share of the charge associated with the noncontrolling interests.  There was no tax benefit associated with this charge.

The charge of $1.3 million recorded in cost of sales during the third quarter of 2009 related primarily to the start-up costs associated with the Global Supply Chain Transformation program.  The $1.7 million recorded in selling, marketing and administrative expenses related primarily to project administration for the Global Supply Chain Transformation program.  The $1.6 million of fixed asset impairments and plant closure expense for 2009 related primarily to the preparation of plants for sale and production line removal costs.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The Global Supply Chain Transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which had been closed.  The pension settlement loss in the third quarter of 2009 resulted from an increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the Global Supply Chain Transformation program.

The charge of $8.5 million recorded in cost of sales during the first nine months of 2009 for the Global Supply Chain Transformation program related to start-up costs associated with the Global Supply Chain Transformation program and the accelerated depreciation of fixed assets over a reduced estimated remaining useful life.  The $5.4 million recorded in selling, marketing and administrative expenses related primarily to project administration for the Global Supply Chain Transformation program.  The $18.5 million of fixed asset impairments and plant closure expenses related primarily to the preparation of plants for sale and production line removal costs.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  The Global Supply Chain Transformation program employee separation costs were related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which had been closed.  The pension settlement loss in the first nine months of 2009 resulted from an increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures associated with the Global Supply Chain Transformation program.

The October 3, 2010 liability balance relating to the Global Supply Chain Transformation program was $2.4 million for employee separation costs to be paid during the remainder of 2010.  During the first nine months of 2010, we made payments against the liabilities recorded for the GSCT of $6.8 million principally related to employee separation costs.  The October 3, 2010 liability balance relating to the Next Century program was $33.1 million primarily for estimated employee separation costs which were recorded in the second and third quarters of 2010 and will be paid principally in 2012 and 2013 as production transitions to the expanded West Hershey facility.  During the third quarter of 2010, we made payments against the liabilities recorded for the Next Century program of $.1 million related to project administration and employee separation costs.

7.           EARNINGS PER SHARE

We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
In thousands except per share amounts
Net income	$180,169	$162,023	$374,286	$309,215
Weighted-average shares - Basic
Common Stock	166,900	167,299	167,030	166,980
Class B Common Stock	60,708	60,709	60,708	60,710
Total weighted-average shares - Basic	227,608	228,008	227,738	227,690
Effect of dilutive securities:
Employee stock options	2,126	1,116	1,740	785
Performance and restricted stock units	757	429	660	309
Weighted-average shares - Diluted	230,491	229,553	230,138	228,784
Earnings Per Share - Basic
Class B Common Stock	$.74	$.66	$1.53	$1.26
Common Stock	$.81	$.73	$1.68	$1.39
Earnings Per Share - Diluted
Class B Common Stock	$.73	$.65	$1.52	$1.26
Common Stock	$.78	$.71	$1.63	$1.35

The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3 2010	October 4, 2009
In millions
Stock options excluded from diluted earnings per share calculation because the effect would have been antidilutive	4.9	6.7	8.7	17.1

8.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards, which require us to recognize all derivative instruments at fair value.  We classify derivatives as assets or liabilities on the balance sheet.  As of October 3, 2010 and December 31, 2009, we classified all of our derivative instruments as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of October 3, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$-	$7,429	$-
Other assets	$-	$2,885	$-
Accrued liabilities	$18,066	$3,727	$4,226
Other long-term liabilities	$-	$411	$-

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$-	$2,872	$11,835
Other assets	$9,171	$-	$-
Accrued liabilities	$-	$7,708	$3,228

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  As of October 3, 2010, the fair value of foreign exchange forward contracts with gains totaled $10.3 million and the fair value of foreign exchange forward contracts with losses totaled $4.1 million.

As of October 3, 2010, accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity options contracts as well as cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 3, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(27,237)	$6,477	$(37,502)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$-	$(5,886)	$44,800
Gains (losses) recognized in income (ineffective portion) (b)	$-	$-	$469

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 4, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$3,473	$(957)	$79,758
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$-	$6,916	$2,800
Gains (losses) recognized in income (ineffective portion) (b)	$-	$-	$306

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

All gains (losses) recognized currently in earnings were related to the ineffective portion of the hedging relationship.  We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $1.0 million after tax as of October 3, 2010.  This amount was primarily associated with interest rate swap agreements, substantially offset by the impact of commodities futures and options contracts.

For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

9.           COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended October 3, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$180,169

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,243	$-	12,243
Pension and post-retirement benefit plans	7,099	(2,744)	4,355
Cash flow hedges:
Losses on cash flow hedging derivatives	(11,776)	4,064	(7,712)
Reclassification adjustments	(11,043)	4,231	(6,812)
Total other comprehensive income	$(3,477)	$5,551	2,074
Comprehensive income			$182,243

	For the Three Months Ended October 4, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$162,023

Other comprehensive income (loss):
Foreign currency translation adjustments	$10,674	$-	10,674
Pension and post-retirement benefit plans	16,615	(6,789)	9,826
Cash flow hedges:
Gains on cash flow hedging derivatives	69,402	(27,449)	41,953
Reclassification adjustments	(15,697)	6,167	(9,530)
Total other comprehensive income	$80,994	$(28,071)	52,923
Comprehensive income			$214,946

	For the Nine Months Ended October 3, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$374,286

Other comprehensive income (loss):
Foreign currency translation adjustments	$9,370	$-	9,370
Pension and post-retirement benefit plans	21,778	(8,358)	13,420
Cash flow hedges:
Losses on cash flow hedging derivatives	(58,264)	21,958	(36,306)
Reclassification adjustments	(38,914)	14,902	(24,012)
Total other comprehensive loss	$(66,030)	$28,502	(37,528)
Comprehensive income			$336,758

	For the Nine Months Ended October 4, 2009
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$309,215

Other comprehensive income (loss):
Foreign currency translation adjustments	$27,278	$-	27,278
Pension and post-retirement benefit plans	64,713	(25,495)	39,218
Cash flow hedges:
Gains on cash flow hedging derivatives	82,274	(31,100)	51,174
Reclassification adjustments	(9,716)	3,826	(5,890)
Total other comprehensive income	$164,549	$(52,769)	111,780
Comprehensive income			$420,995

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	October 3, 2010	December 31, 2009
In thousands of dollars
Foreign currency translation adjustments	$17,919	$8,549
Pension and post-retirement benefit plans, net of tax	(262,290)	(275,710)
Cash flow hedges, net of tax	3,999	64,317
Total accumulated other comprehensive loss	$(240,372)	$(202,844)

10.           INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	October 3, 2010	December 31, 2009
In thousands of dollars
Raw materials	$210,635	$246,572
Goods in process	79,760	84,000
Finished goods	460,563	376,573
Inventories at FIFO	750,958	707,145
Adjustment to LIFO	(156,384)	(187,433)
Total inventories	$594,574	$519,712

The decrease in raw material inventories as of October 3, 2010 resulted from the timing of deliveries to support manufacturing requirements and lower prices in 2010.  The increase in finished goods inventories was primarily associated with seasonal sales patterns.

11.           SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.  The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default.  As of October 3, 2010, we complied with all covenants pertaining to the credit agreement.  There were no significant compensating balance agreements that legally restricted these funds.  For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

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

13.           FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 3, 2010 and December 31, 2009, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,512.5 million as of October 3, 2010, compared with a fair value of $1,745.9 million, an increase of $233.4 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  In August 2010, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed between November 2010 and April  2011.  The weighted-average fixed rate on the forward starting swap agreements was 2.7%.  The fair value of interest rate swap agreements was a net liability of $18.1 million as of October 3, 2010.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	October 3, 2010
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$82.7	Euros Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$87.1	Canadian dollars

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of October 3, 2010, is as follows:

Description	Fair Value as of October 3, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$10,315	$-	$10,315	$-

Liabilities
Cash flow hedging derivatives	$26,430	$4,226	$22,204	$-

As of October 3, 2010, cash flow hedging derivative Level 1 liabilities were related to the fair value of commodity options contracts and cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

As of October 3, 2010, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, is as follows:

Description	Fair Value as of December 31, 2009	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$23,878	$11,835	$12,043	$-

Liabilities
Cash flow hedging derivatives	$10,936	$3,228	$7,708	$-

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

15.           INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico.  During the second quarter of 2009, the U.S. Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for 2005 and 2006, resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years.  During the fourth quarter of 2009, the IRS commenced its audit of our U.S. income tax returns for 2007 and 2008.  Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2004.  We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004.  U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.  We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $16.0 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.           PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
In thousands of dollars
Service cost	$7,061	$6,471	$346	$382
Interest cost	13,367	14,788	4,061	4,682
Expected return on plan assets	(19,022)	(17,822)	-	-
Amortization of prior service cost (credit)	287	302	(69)	(118)
Recognized net actuarial loss (gain)	7,129	8,297	(33)	(40)
Administrative expenses	94	40	75	67
Net periodic benefits cost	8,916	12,076	4,380	4,973
Settlement losses	-	6,181	-	-
Total amount reflected in earnings	$8,916	$18,257	$4,380	$4,973

We made contributions of $1.4 million and $3.6 million to the pension plans and other benefits plans, respectively, during the third quarter of 2010.  In the third quarter of 2009, we made contributions of $43.8 million and $5.7 million to our pension and other benefits plans, respectively.  The contributions in 2010 and 2009 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The settlement losses recorded in the third quarter of 2009 related to the Global Supply Chain Transformation program.

Components of net periodic benefits cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	October 3, 2010	October 4, 2009	October 3, 2010	October 4, 2009
In thousands of dollars
Service cost	$21,198	$19,360	$1,038	$1,146
Interest cost	40,107	44,070	12,186	14,012
Expected return on plan assets	(57,074)	(53,204)	-	-
Amortization of prior service cost (credit)	858	903	(208)	(356)
Recognized net actuarial loss (gain)	21,391	24,988	(100)	(113)
Administrative expenses	311	227	221	210
Net periodic benefits cost	26,791	36,344	13,137	14,899
Settlement losses	-	36,736	-	-
Total amount reflected in earnings	$26,791	$73,080	$13,137	$14,899

We made contributions of $4.1 million and $16.1 million to the pension plans and other benefits plans, respectively, during the first nine months of 2010.  In the first nine months of 2009, we made contributions of $45.8 million and $17.9 million to our pension and other benefits plans, respectively.  The contributions in 2010 and 2009 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The settlement losses in the first nine months of 2009 related to the Global Supply Chain Transformation program.

For 2010, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2010 is not material.

For more information, refer to the consolidated financial statements and notes included in our 2009 Annual Report on Form 10-K.

17.           SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Nine Months Ended October 3, 2010
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	-	$-
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	3,165	133,439
Total share repurchases	3,165	133,439
Shares issued for stock options and incentive compensation	(2,449)	(79,825)
Net change	716	$53,614

In December 2006, our Board of Directors approved a $250 million share repurchase program.  As of October 3, 2010, $100.0 million remained available for repurchases of Common Stock under this program.

Item 2.  Management's Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	October 3, 2010	October 4, 2009	Percent Change Increase (Decrease)	October 3, 2010	October 4, 2009	Percent Change Increase (Decrease)
In thousands except per share amounts
Net Sales	$ 1,547.1	$ 1,484.1	4.2%	$ 4,188.2	$ 3,891.3	7.6%
Cost of Sales	891.9	895.0	(0.3)	2,392.5	2,408.7	(0.7)
Gross Profit	655.2	589.1	11.2	1,795.7	1,482.6	21.1
Gross Margin	42.4%	39.7%		42.9%	38.1%
SM&A Expense	357.6	301.5	18.6	1,035.2	874.6	18.4
SM&A Expense as a percent of sales	23.1%	20.3%		24.7%	22.5%
Business Realignment and Impairment (Credits) Charges, net	(2.1)	8.0	(125.6)	83.1	58.8	41.4
EBIT	299.7	279.6	7.2	677.4	549.2	23.3
EBIT Margin	19.4%	18.8%		16.2%	14.1%
Interest Expense, net	22.3	22.3	(0.2)	68.8	68.9	(0.2)
Provision for Income Taxes	97.2	95.3	2.0	234.3	171.1	37.0
Effective Income Tax Rate	35.0%	37.0%		38.5%	35.6%
Net Income	$ 180.2	$ 162.0	11.2	$ 374.3	$ 309.2	21.0
Net Income Per Share-Diluted	$ .78	$ .71	9.9	$ 1.63	$ 1.35	20.7

Results of Operations - Third Quarter 2010 vs. Third Quarter 2009

Net Sales

Net sales increased by 4.2% for the third quarter of 2010 compared with the same period of 2009 reflecting total sales volume increases of approximately 2.5% for core brands in the U.S., incremental sales of new products and sales volume increases for most of our international businesses.  Price realization from lower rates of allowances for returns and markdowns and from list price increases contributed approximately 1% to the total increase in net sales.  These were offset slightly by higher promotional rates.  Favorable foreign currency exchange rates for our international businesses increased total net sales by approximately 0.5%.

Key Marketplace Metrics

Consumer takeaway increased 3.6% during the third quarter of 2010 compared with the same period of 2009.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 0.1 share point during the third quarter of 2010. The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales decreased by approximately 0.3% in the third quarter of 2010 reflecting lower supply chain and product obsolescence costs, and a favorable sales mix which reduced cost of sales by a total of approximately 3%.  Lower supply chain costs were due to productivity improvements and slightly higher fixed cost deferrals associated with changes in inventories.  Higher sales volume increased cost of sales by approximately 2%.  Business realignment charges of $6.1 million were included in cost of sales in the third quarter of 2010 compared with $1.3 million in the third quarter of 2009.

Gross margin increased by 2.7%.  Lower supply chain costs increased gross margin by approximately 1%, while price realization and lower product obsolescence costs each increased gross margin by about 1%.  Business realignment and impairment charges had the effect of decreasing gross margin by 0.2% as compared with 2009.

Selling, Marketing and Administrative

Selling, marketing and administrative costs increased approximately $56.1 million compared with 2009, associated with increased advertising and other marketing expenses.  Advertising expense increased approximately 46% from last year.  Selling and legal expenses, increased administrative costs for our international businesses, and employee-related costs also contributed to the increase.  Business realignment charges of $0.4 million were included in selling, marketing and administrative expenses in the third quarter of 2010 compared with $1.7 million in the third quarter of 2009.

Business Realignment and Impairment Charges

During the third quarter of 2010, we recorded credits of $2.1 million associated with the Project Next Century program.  These adjustments related to previously recorded amounts for employee separation costs and reflected lower expected termination costs based on severance elections during the third quarter of 2010.  Charges of $8.0 million were recorded in the third quarter of 2009 associated with the Global Supply Chain Transformation program and were primarily related to pension settlement losses and plant closure expenses.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the third quarter of 2010 compared with the third quarter of 2009 as a result of higher gross profit, and lower business realignment and impairment charges, substantially offset by increased selling, marketing and administrative expenses.  Net pre-tax business realignment and impairment charges of $4.5 million were recorded in the third quarter of 2010 compared with $11.0 million recorded in the third quarter of 2009.

EBIT margin increased from 18.8% for the third quarter of 2009 to 19.4% for the third quarter of 2010.  The increase was attributable to the higher gross margin, offset by higher selling, marketing and administrative expense as a percentage of sales.  The impact of net business realignment and impairment charges reduced EBIT margin by 0.3% in 2010 and by 0.8% in 2009.

Interest Expense, Net

Net interest expense in 2010 was essentially even with the prior year.  Lower interest expense was offset by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 35.0% for the third quarter of 2010 compared with 37.0% for the same period of 2009.  The lower tax rate for the third quarter of 2010 primarily reflected the impact of a more favorable mix of income among various tax jurisdictions.  The impact of tax rates associated with business realignment and impairment charges decreased the effective income tax rate by 0.1% in 2010 and decreased the effective income tax rate by 0.2% in 2009.

Net Income and Net Income Per Share

Earnings per share-diluted in the third quarter of 2010 increased $0.07, or 9.9% as compared with the third quarter of 2009.  Net income in the third quarter of 2010 was reduced by $2.7 million, or $0.01 per share-diluted, and was reduced by $6.5 million, or $0.02 per share-diluted, in the third quarter of 2009 as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment charges, earnings per share-diluted increased $0.06 or 8.2% due to lower supply chain costs, sales volume increases and net price realization, along with a lower effective income tax rate, partially offset by higher advertising and other selling, marketing and administrative expenses.

Results of Operations - First Nine Months 2010 vs. First Nine Months 2009

Net Sales

Net sales increased 7.6% in the first nine months of 2010 compared with the same period of  2009 due to sales volume increases of approximately 4% primarily for core brands in the U.S. and sales of new products.  Favorable price realization increased net sales by about 3%.  The favorable impact of foreign currency exchange rates also increased net sales by 1%.

Key Marketplace Metrics

Consumer takeaway increased 4.7% during the first nine months of 2010 compared with the same period of 2009.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels improved by 0.2 share points during the first nine months of 2010.  The change in market share is provided for measured channels which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales decrease of 0.7% in the first nine months of 2010 compared with 2009 was associated with cost decreases resulting from a favorable sales mix and lower supply chain costs, primarily reflecting productivity improvements, which reduced cost of sales by approximately 4%.  Lower input and product obsolescence costs reduced cost of sales by a total of approximately 1%.  These decreases were offset by sales volume increases resulting in higher cost of sales of about 4%.  Lower business realignment and impairment charges included in cost of sales in 2010 compared with 2009 also contributed to the cost of sales decrease.  Business realignment and impairment charges of $7.1 million were included in cost of sales in the first nine months of 2010, compared with $8.5 million in the prior year.

The gross margin improvement of 4.8% resulted from favorable price realization of about 2%, supply chain productivity improvements of approximately 2% and lower product obsolescence costs of 1%.  The impact of business realignment and impairment charges recorded in 2010 compared with 2009 also contributed to the gross margin increase.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses in the first nine months of 2010 increased primarily as a result of higher advertising and other marketing expenses which increased $107.9 million, or 35.8%.  Advertising expense for the first nine months of 2010 increased 53.5% compared with the same period of 2009.  An increase in other selling, marketing and administrative expenses was associated with investments to improve our selling capabilities, increased administrative expenses for our international businesses, higher legal expenses, employee-related expenses and costs related to the consideration of a transaction with Cadbury plc.  Business realignment charges of $5.4 million were included in selling, marketing and administrative expenses in 2009 compared with $0.5 million in 2010.

Business Realignment and Impairment Charges

Total pre-tax business realignment and impairment charges of $83.1 million were recorded in the first nine months of 2010, including a non-cash goodwill impairment charge of $44.7 million related to our Godrej Hershey Ltd. joint venture and net charges of $38.4 million associated with the Project Next Century program related to estimated employee severance and asset retirement costs.  Charges of $58.8 million were recorded in the first nine months of 2009 associated with the Global Supply Chain Transformation program related to pension settlement charges, plant closure expenses, fixed asset impairment and employee separation costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first nine months of 2010 compared with the first nine months of 2009 as a result of higher gross profit, partially offset by increased marketing and selling investments and other increases in administrative expenses.  Net pre-tax business realignment and impairment charges of $90.7 million were recorded in the first nine months of 2010 compared with $72.7 million recorded in the first nine months of 2009, an increase of $18.0 million.

EBIT margin increased from 14.1% for the first nine months of 2009 to 16.2% for the first nine months of 2010.  The increase in EBIT margin was the result of the higher gross margin, partially offset by increased brand investment and higher selling, marketing and administrative expense as a percentage of sales.  Business realignment and impairment charges in the first nine months of 2010 reduced EBIT margin by 2.1% and in the first nine months of 2009 reduced EBIT margin by 1.9%.

Interest Expense, Net

Net interest expense in the first nine months of 2010 was essentially even with the comparable period of 2009 as lower interest expense was offset by a decrease in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 38.5% for the first nine months of 2010 compared with 35.6% for the first nine months of 2009.  The effective income tax rate was increased by 2.5% as a result of the effective tax rate associated with business realignment and impairment charges recorded during the first nine months of 2010.  The effective income tax rate related to business realignment and impairment charges recorded in 2009 reduced the rate by 0.7%.  We expect our effective income tax rate for the full year 2010 to be approximately 37.0%.  Excluding the impact of tax rates associated with business realignment and impairment charges during the year, we expect the effective income tax rate to be approximately 35.2% for 2010.

Net Income and Net Income Per Share

Earnings per share-diluted for the first nine months of 2010 increased $0.28, or 20.7% compared with the same period of the prior year.  Net income in the first nine months of 2010 was reduced by $73.1 million, or $0.31 per share-diluted, and was reduced by $43.3 million, or $0.19 per share-diluted, in the first nine months of 2009 as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment charges in each period, earnings per share-diluted in the first nine months of 2010 increased $0.40 or 26.0% as compared with the first nine months of 2009.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper.  Commercial paper may also be issued from time to time to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first nine months of 2010, cash and cash equivalents decreased by $8.7 million to $244.9 million.

Cash provided from operations and other cash inflows during the first nine months of 2010 were sufficient to fund dividend payments of $212.6 million, the repurchase of Common Stock of $133.4 million and capital additions and capitalized software expenditures of $123.7 million.

Net cash provided from operating activities was $388.2 million in 2010 and $635.5 million in 2009.  The decrease was attributable to the change in cash used by other assets and liabilities in 2010 as compared with cash provided in 2009 as well as an increase in cash used by working capital, partially offset by higher net income in 2010.  Cash used by changes in other assets and liabilities was $33.4 million for the first nine months of 2010 as compared with cash provided of $153.1 million for the same period of 2009.  The change in the amount of cash (used by) provided from other assets and liabilities from 2009 to 2010 reflected the effect of hedging transactions of $202.8 million.  Cash used by working capital was $193.3 million in 2010 and $58.3 million in 2009.  The increase was principally related to higher accounts receivable resulting from higher sales in 2010.  Higher inventories resulting from seasonal sales patterns also contributed to the increase.

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

Interest paid was $90.7 million during the first nine months of 2010 versus $91.5 million for the comparable period of 2009.  Income taxes paid were $236.6 million during the first nine months of 2010 versus $140.8 million for the comparable period of 2009.  The increase in taxes paid in 2010 was primarily related to the impact of higher annualized taxable income in 2010.

The ratio of current assets to current liabilities decreased to 1.3:1.0 as of October 3, 2010 from 1.5:1.0 as of December 31, 2009.  The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 64% as of October 3, 2010 from 67% as of December 31, 2009.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  However, at the end of the third quarter of 2010, no commercial paper borrowings were outstanding.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

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

For the full year 2010, we continue to expect net sales growth of about 7%, including an approximate 1% benefit from foreign currency exchange rates.

We now expect to increase advertising investment by 50% to 60% in 2010 behind our core brands and new product introductions.  We will also continue to invest in consumer insights, additional selling and go-to-market strategies in both the U.S. and international markets, new innovation on our Reese’s and Hershey’s franchises and quality merchandising and programming to drive profitable growth for both our Company and our customers.

We expect our cost structure to remain at elevated levels in 2010.  Key commodity markets remain volatile, however, we have good visibility into our full-year cost structure for 2010.  We also expect to continue to achieve productivity and efficiency improvements, resulting in enhanced margins for the full year, but slightly less than the rates achieved in the first nine months of the year.  Specifically, the comparison of expected results for the remainder of 2010 to results for the last three months of 2009 will reflect a shift in seasonal orders out of the fourth quarter of 2010 into the first quarter of 2011 due to the timing and refinement of logistical requirements.  We expect higher input costs in the last three months of 2010 compared with the same period of 2009 and we do not expect year-end LIFO inventory to be favorable in 2010 as it was in 2009.  Earnings per share-diluted is expected to be in the $2.09 to $2.16 range for 2010.  Excluding business realignment and impairment charges, we expect to achieve adjusted gross margin and adjusted EBIT margin expansion for the full year that will result in adjusted earnings per share-diluted in the $2.52 to $2.56 range, an increase of mid-to-high teens on a percentage basis, versus adjusted earnings per share-diluted for 2009.

We expect total capital additions to be in the $190 million to $210 million range for 2010, with $140 million to $160 million for operating capital additions and approximately $50 million for Project Next Century.

We will continue to focus on our core brands and leverage the Company’s scale at retail during 2011.  We expect advertising expense to increase in 2011, however, the year-over-year percentage increase will be lower than in the previous two years.  We expect net sales growth in 2011 to be within our 3% to 5% long-term target.  While we anticipate higher input costs in 2011, productivity and cost savings initiatives are in place to help mitigate the impact.  Therefore, we expect 2011 growth in adjusted earnings per share-diluted to be in the 6% to 8% range, consistent with our current long-term target.

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

In 2009, the Company recorded GAAP charges, including non-cash pension settlement charges, of $99.1 million, or $0.27 per share-diluted, attributable to the GSCT program.  The Company does not expect any significant charges related to the GSCT program in 2010.  In 2010, the Company expects to record total GAAP charges of about $75 million to $85 million, or $0.20 to $0.23 per share-diluted, attributable to Project Next Century.  Additionally, in the second quarter of 2010, the Company recorded a non-cash goodwill impairment charge of $44.7 million, or $0.20 per share-diluted, related to the Godrej Hershey Ltd. joint venture.  For more information, see Note 6. Business Realignment and Impairment Charges.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2009 and projected 2010 and 2011 adjusted earnings per share-diluted:

	2009	2010 (Projected)	2011 (Projected)
Reported EPS-Diluted	$1.90	$2.09 - $2.16	$2.55 - $2.67
Total Business Realignment and Impairment Charges	$0.27	$0.40 - $0.43	$0.09 - $0.12
Adjusted EPS-Diluted *	$2.17	$2.52 - $2.56	$2.67 - $2.76

* Excludes business realignment and impairment charges.

Outlook for Project Next Century

In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  We expect total pre-tax charges and non-recurring project implementation costs for the Project Next Century program of $140 million to $170 million.  During 2010, we expect to record $75 million to $85 million in program charges.  For the full year 2010, we expect capital expenditures for Project Next Century to be approximately $50 million, with accelerated depreciation and amortization estimated to be $10 million to $15 million.

Subsequent Event

On November 1, 2010, the Company's Board of Directors elected John P. Bilbrey Executive Vice President, Chief Operating Officer, effective November 2, 2010.  Mr. Bilbrey, age 54, joined our Company in November 2003 as Senior Vice President, President Hershey International.  He was promoted to the position of Senior Vice President, President International Commercial Group in November 2005, and to Senior Vice President, President Hershey North America in December 2007, the position he held at the time of his promotion on November 2, 2010.

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

•	Pension costs or funding requirements could increase at a higher than anticipated rate;

•	Implementation of our Project Next Century program may not occur within the anticipated timeframe and/or may exceed our cost estimates;

•	Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was $9.1 million as of October 3, 2010 and was $4.9 million as of December 31, 2009.  The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $15.4 million as of October 3, 2010 and was $10.9 million as of December 31, 2009.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $36.3 million as of December 31, 2009, to $46.9 million as of October 3, 2010.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 5 through August 1, 2010	-	-	-	$100,017

August 2 through August 29, 2010	-	-	-	$100,017

August 30 through October 3, 2010	-	-	-	$100,017

Total	-	-	-

Item 4 - Reserved

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

3.1	The Company’s By-laws, amended and restated as of October 5, 2010, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 7, 2010.

12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 3, 2010 and October 4, 2009.

31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: November 10, 2010	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: November 10, 2010	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 3.1	Amended and Restated By-laws

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase