Form 10-K
period 2010-12-31
HERSHEY CO
filed 2011-02-18
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Common Stock, one dollar par value—$7,373,298,337 as of July 2, 2010.

Class B Common Stock, one dollar par value—$4,623,676 as of July 2, 2010. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 2, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—166,595,380 shares, as of February 9, 2011.

Class B Common Stock, one dollar par value— 60,706,419 shares, as of February 9, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We are the largest producer of quality chocolate in North America and a global leader in chocolate and sugar confectionery. Our principal product groups include chocolate and sugar confectionery products; gum and mint refreshment products; and pantry items, such as baking ingredients, toppings and beverages.

Reportable Segment

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate and sugar confectionery products, pantry items and gum and mint refreshment products under more than 80 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as India, Korea, Japan, the Middle East, China and the Philippines. We market our products in approximately 60 countries worldwide.

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

Selling and Marketing Organization

During 2010, our selling and marketing organization was comprised of Hershey North America, Hershey International and the Global Marketing Group. This organization was designed to:

•	Leverage our marketing and sales leadership in the United States and Canada;

•	Focus on key strategic growth areas in global markets; and

•	Build capabilities that capitalize on unique consumer and customer trends.

Hershey North America

Hershey North America was responsible for our chocolate and sugar confectionery market position in the U.S. and Canada. This included developing and growing our business in our chocolate, sugar confectionery, refreshment, pantry, and food service product lines. A component of Hershey North America, The Hershey Experience, managed our retail operations within the United States.

Hershey International

Hershey International was responsible for international subsidiaries that manufacture, import, market, sell or distribute chocolate, sugar confectionery and beverage products in Latin America and Asia, particularly Mexico, Brazil, China and India. Hershey International was also responsible for manufacturing confectionery products for the markets in Asia, particularly in China, under an agreement with Lotte Confectionery Co., Ltd. A component of Hershey International managed our Hershey’s Shanghai retail attraction in Shanghai, China.

Global Marketing Group

Our Global Marketing Group was responsible for building global brands, developing transformational growth platforms, brand positioning and portfolio strategy. This organization also developed market-specific insights, strategies and platform innovation for Hershey North America and Hershey International.

New Organization Design

Beginning in January 2011, we are operating under a matrix reporting structure, with the Chief Executive Officer responsible for our strategic direction, and the Chief Operating Officer responsible for our day-to-day operations and global commercial activities. This matrix reporting structure is designed to disperse operating decisions, and create the basis for a scalable structure as we develop globally.

Our business is organized around three key categories: geographic regions, strategic business units and our global marketing organization. Our new organization is designed to enable us to build processes for repeatable success in our global markets.

Our geographic regions will have accountability for delivering our annual financial plans. The key regions are:

•	The United States;

•	The Americas, including Canada, Mexico, Brazil and global exports; and

•	Asia, including the Middle East and Africa.

Our two strategic business units comprise chocolate and sugar confections, which includes our refreshment brands. These strategic business units are responsible for building and leveraging Hershey’s brands, creating marketplace innovation and disseminating best demonstrated practices around the world, while achieving annual and strategic objectives.

Our global marketing organization is responsible for developing leading–edge insights and intellectual capital; setting the framework, standards and processes for global marketing; driving marketing continuous improvement; building innovation within categories; developing new business beyond core confections; and developing marketing talent. This organization is also responsible for our retail operations and licensing.

Key strategic imperatives for our organization include:

•

Building a sustainable and competitively advantaged business model, continuing our focus on managing our cost profile in order to provide the margin structure and resources to continue to invest in our business;

•	Driving unrelenting focus on predictable and profitable growth in the United States by continuing to invest in our brands and capabilities;

•

Delivering consumer-driven insights and sustainable innovation to improve our position in key growth areas—strengthening our position globally in sugar confections, building a competitive position in the premium and value confectionery segments and supporting health and wellness product offerings;

•	Driving scale growth in the international marketplace, especially in Canada, Mexico, China and other markets;

•	More aggressively pursuing merger and acquisition opportunities in international and U.S. confectionery markets; and

•	Delivering a superior employee value proposition for our greatest asset through training, development and talent retention and acquisition in order to succeed and compete in the global marketplace.

Products

United States

The primary chocolate and sugar confectionery products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:
HERSHEY’S milk chocolate bar	HERSHEY’S BLISS chocolates
HERSHEY’S milk chocolate bar with almonds	HERSHEY’S COOKIES ‘N’ CRÈME candy bar
HERSHEY’S Extra Dark chocolates HERSHEY’S MINIATURES chocolate candy HERSHEY’S NUGGETS chocolates	HERSHEY’S COOKIES ‘N’ CRÈME DROPS candy HERSHEY’S POT OF GOLD boxed chocolates HERSHEY’S SUGAR FREE chocolate candy HERSHEY’S HUGS candies
HERSHEY’S DROPS chocolates

Under the REESE’S brand franchise:
REESE’S peanut butter cups	REESE’S sugar free peanut butter cups
REESE’S peanut butter cups minis	REESE’S crispy crunchy bar
REESE’S PIECES candy	REESE’S WHIPPS nougat bar
REESE’S BIG CUP peanut butter cups	REESESTICKS wafer bars
REESE’S NUTRAGEOUS candy bar	REESE’S FAST BREAK candy bar
REESE’S Select Clusters candy

Under the KISSES brand franchise:
HERSHEY’S KISSES brand milk chocolates	HERSHEY’S KISSES brand milk chocolates
HERSHEY’S KISSES brand milk chocolates with almonds HERSHEY’S KISSES brand chocolate meltaway milk chocolates	with cherry cordial crème
HERSHEY’S KISSES brand milk chocolates
filled with caramel HERSHEY’S KISSES brand SPECIAL DARK chocolates

Our other chocolate and sugar confectionery products sold in the United States include the following:

5th AVENUE candy bar

ALMOND JOY candy bar

ALMOND JOY PIECES candy

CADBURY chocolates

CARAMELLO candy bar

GOOD & PLENTY candy

HEATH toffee bar

JOLLY RANCHER candy

JOLLY RANCHER sugar free hard candy

KIT KAT wafer bar

MILK DUDS candy

MOUNDS candy bar

MR. GOODBAR candy bar

PAYDAY peanut caramel bar

ROLO caramels in milk chocolate

SKOR toffee bar

SPECIAL DARK chocolate bar

SPECIAL DARK PIECES candy

SYMPHONY milk chocolate bar

SYMPHONY milk chocolate bar with almonds and toffee

TAKE5 candy bar

THINGAMAJIG candy bar

TWIZZLERS candy

TWIZZLERS sugar free candy

WHATCHAMACALLIT candy bar

WHOPPERS malted milk balls

YORK peppermint pattie

YORK sugar free peppermint pattie

YORK PIECES candy

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

Snack products

Our snack products include HERSHEY’S 100 calorie bars in several varieties, REESE’S SNACK BARZ and MAUNA LOA macadamia snack nuts.

Refreshment products

Our line of refreshment products includes ICE BREAKERS mints and chewing gum, ICE BREAKERS ICE CUBES chewing gum, BREATH SAVERS mints, and BUBBLE YUM bubble gum.

Pantry items

Pantry items include HERSHEY’S, REESE’S, HEATH, and SCHARFFEN BERGER baking products. Our toppings and sundae syrups include REESE’S, HEATH and HERSHEY’S. We sell hot cocoa mix under the HERSHEY’S BLISS brand name.

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

Mexico

We manufacture, import, market, sell and distribute chocolate, sugar confectionery and beverage products in Mexico, under the HERSHEY’S, KISSES, JOLLY RANCHER and PELÓN PELO RICO brands.

Brazil

We manufacture, import and market chocolate and sugar confectionery products in Brazil, including HERSHEY’S chocolate and confectionery items and IO-IO items.

India

We manufacture, market, sell and distribute sugar confectionery, beverage and cooking oil products in India, including NUTRINE and GODREJ confectionery and beverage products.

Customers

Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires, department stores and natural food stores. Our customers then resell our products to end-consumers in over 2 million retail outlets in North America and other locations worldwide. In 2010, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 22.1% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

Marketing Strategy and Seasonality

The foundation of our marketing strategy is our strong brand equities, product innovation and the consistently superior quality of our products. We devote considerable resources to the identification, development, testing, manufacturing and marketing of new products. We have a variety of promotional programs for our customers as well as advertising and promotional programs for consumers of our products. We use our promotional programs to stimulate sales of certain products at various times throughout the year. Our sales are typically higher during the third and fourth quarters of the year, representing seasonal and holiday-related sales patterns.

Product Distribution

In conjunction with our sales and marketing efforts, our efficient product distribution network helps us maintain sales growth and provide superior customer service. We plan optimum stock levels and work with our customers to set reasonable delivery times. Our distribution network provides for the efficient shipment of our products from our manufacturing plants to strategically located distribution centers. We primarily use common carriers to deliver our products from these distribution points to our customers.

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

Raw Materials

Cocoa products are the most significant raw materials we use to produce our chocolate products. Cocoa products, including cocoa liquor, cocoa butter and cocoa powder processed from cocoa beans, are used to meet manufacturing requirements. Cocoa products are purchased directly from third party suppliers. These third party suppliers source cocoa beans which are grown principally in Far Eastern, West African and South American equatorial regions. West Africa accounts for approximately 65% of the world’s supply of cocoa beans.

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

During 2010, the average cocoa futures contract prices increased compared with 2009, and traded in a range between $1.26 and $1.53 per pound, based on the IntercontinentalExchange futures contract. Cocoa futures prices during 2010 traded at prices that were near 30-year highs. The sustained high cocoa futures prices reflected concern over long-term growth capabilities in the Ivory Coast and continued interest in commodities as an investment by various hedge funds. The table below shows annual average cocoa prices, and the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the IntercontinentalExchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2010	2009	2008	2007	2006
Annual Average	$1.36	$1.28	$1.19	$.86	$.70
High	1.53	1.52	1.50	.95	.75
Low	1.26	1.10	.86	.75	.67

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

During 2010, prices for dairy products started the year slightly above $.14 per pound and increased to approximately $.18 per pound on a class II fluid milk basis. Prices are stronger in the face of strong demand for dairy products and tight supply of butterfat. Our costs for certain dairy products may not necessarily reflect market price fluctuations because of our forward purchasing practices.

The price of sugar is subject to price supports under U.S. farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently substantially higher than prices on the world sugar market. In 2010, sugar supplies in the U.S. were negatively impacted by government import restrictions, strong demand and high world market prices. As a result, refined sugar prices increased significantly, trading in a range from $.48 to $.66 per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

Peanut prices in the U.S. began the year around $.46 per pound and increased late in the year to $.56 per pound due to the subpar yield for the current year’s crop. Almond prices began the year at $1.95 per pound and increased to $2.40 per pound during the year driven by strong demand. Our costs for peanuts and almonds will not necessarily reflect market price fluctuations because of our forward purchasing practices.

We attempt to minimize the effect of future price fluctuations related to the purchase of major raw materials and certain energy requirements primarily through forward purchasing to cover our future requirements, generally for periods from 3 to 24 months. We enter into futures contracts to manage price risks for cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, generally it is difficult to hedge our costs for dairy products by entering into futures contracts and other derivative instruments to extend coverage for long periods of time. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. For more information on price risks associated with our major raw material requirements, see Commodities—Price Risk Management and Futures Contracts on page 39.

Product Sourcing

We manufacture or contract to our specifications for the manufacture of the products we sell. In addition, we contract with third party suppliers to source certain ingredients. We enter into manufacturing contracts with third parties to improve our strategic competitive position and determine cost effective production and sourcing of our products.

Competition

Many of our brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America. We sell our brands in highly competitive markets with many other multinational, national, regional and local firms. Some of our competitors are much larger firms that have greater resources and more substantial international operations.

Trademarks, Service Marks and License Agreements

We own various registered and unregistered trademarks and service marks, and have rights under licenses to use various trademarks that are of material importance to our business.

We have license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Cadbury Ireland Limited	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None

Cadbury UK Limited	CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2010

Société des Produits Nestlé SA	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2010

Huhtamäki Oy affiliate	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None

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

Environmental Considerations

We made routine operating and capital expenditures during 2010 to comply with environmental laws and regulations. These expenditures were not material with respect to our results of operations, capital expenditures, earnings or competitive position.

Employees

As of December 31, 2010, we employed approximately 11,300 full-time and 2,200 part-time employees worldwide. Collective bargaining agreements covered approximately 4,800 employees. During 2011, agreements will be negotiated for certain employees at five facilities, primarily outside of the United States, comprising approximately 52% of total employees under collective bargaining agreements. We believe that our employee relations are good.

Financial Information by Geographic Area

Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 15.2% for 2010, 14.3% for 2009 and 14.4% for 2008. The percentage of total consolidated assets outside of the United States as of December 31, 2010 was 14.8% and as of December 31, 2009 was 17.5%. Operating profit margins vary among individual products and product groups.

Corporate Social Responsibility

Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business. Making a difference in our communities, driving sustainable business practices and operating with the highest integrity are vital parts of our heritage and shapes our future. Milton Hershey School, established by Milton and Catherine Hershey, lies at the center of our unique heritage. Mr. Hershey donated and bequeathed almost his entire fortune to the Milton Hershey School, which remains our primary beneficiary and provides a world-class education and nurturing home to nearly 2,000 children in need annually. We continue Milton Hershey’s legacy of commitment to consumers, community and children by providing high quality Hershey products while conducting our business in a socially responsible and environmentally sustainable manner.

In 2010, we issued our first corporate social responsibility (“CSR”) report outlining our key programs and our 2009 results in economic, environmental and social performance indicators. The report is based on the Global Reporting Initiative standard. In the report, we also identified priority areas and set targets for future performance in our four CSR pillars: environment, community, workplace and marketplace.

Our environmental stewardship programs continue to reduce our impact on the environment. These programs focus on decreasing waste generation at our facilities, improving our packaging sustainability, and reducing greenhouse gas emissions by lowering energy consumption and improving the efficiency of the transportation network. For Earth Day in 2010, we held an employee engagement event to promote resource conservation for our over 13,000 global employees.

We participated in the Carbon Disclosure Project for the second year. The Carbon Disclosure Project, primarily intended as an investor information tool, is an independent not-for-profit organization holding the largest database of primary corporate climate change information in the world. Through this submission, we assessed the impact of climate change on our business as well as our plans to address the impact of climate change on Hershey’s operations around the world.

We continue our leadership role in improving the lives of cocoa farming families through our active engagement and financial support for the World Cocoa Foundation, the International Cocoa Initiative, Farmer Field Schools, the Sustainable Tree Crops program and other key initiatives.

We continue our top tier safety performance in our workplaces, where employee safety and wellness are our focus. Our employees, at all our locations worldwide, engage in our CSR programs and initiatives through communication, education and CSR events.

Our employees and retirees share their time and resources generously in their communities. Both directly and through the United Way, we contribute to hundreds of agencies that deliver much needed services and resources. Our focus on “Kids and Kids at Risk” is supported through the Children’s Miracle Network; Project Fellowship where employees partner with student homes at the Milton Hershey School; an orphanage for special needs children in the Philippines; and a children’s burn center in Guadalajara, Mexico, to name a few of the organizations we support.

In our marketplace we focus on promoting fair and ethical business dealings. We continue to invest in our quality management system to ensure product quality and food safety remain our top priorities. We implemented significant initiatives encompassing our entire value chain in 2010. We revised and issued our Supplier Code of Conduct which outlines our supplier expectations with regard to legal compliance and business integrity; social and working conditions; environment and food safety. In response to the growing concern with nutrition and obesity, we, along with 15 other food manufacturers and retailers, founded The Healthy Weight Commitment Foundation, a national, multi-year effort designed to help reduce obesity—especially childhood obesity—by 2015.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the “Investors” section of our website, www.thehersheycompany.com shortly after we file or furnish the information to the SEC.

You may obtain a copy of any of these reports directly from the SEC’s Public Reference Room. Contact the SEC by calling them at 1-800-SEC-0330 or by submitting a written request to U.S. Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street N.E., Washington, D.C. 20549-0213. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You can obtain additional information on how to request public documents from the SEC on their website. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 202-551-8090.

We have a Code of Ethical Business Conduct that applies to our Board of Directors, all company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Ethical Business Conduct from the Investors section of our website, www.thehersheycompany.com. If we change or waive any portion of the Code of Ethical Business Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website within four business days. In the case of a waiver, such information will include the name of the person to whom the waiver applied, along with the date and type of waiver.

We also post our Corporate Governance Guidelines and charters for each of the Board’s standing committees in the Investors section of our website, www.thehersheycompany.com. The Board of Directors adopted these Guidelines and charters.

We will provide to any stockholder a copy of one or more of the Exhibits listed in Part IV of this report, upon request. We charge a small copying fee for these exhibits to cover our costs. To request a copy of any of these documents, you can contact us at The Hershey Company, Attn: Investor Relations Department, 100 Crystal A Drive, Hershey, Pennsylvania 17033-0810.

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

We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Our continued success is impacted by many factors, including the following:

•	Effective retail execution;

•	Appropriate advertising campaigns and marketing programs;

•	Our ability to secure adequate shelf space at retail locations;

•	Product innovation, including maintaining a strong pipeline of new products;

•	Changes in product category consumption;

•	Our response to consumer demographics and trends; and

•	Consumer health concerns, including obesity and the consumption of certain ingredients.

Our largest customer, McLane Company, Inc., accounted for approximately 22.1% of our total net sales in 2010 reflecting the continuing consolidation of our customer base. In this environment, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

Increased marketplace competition could hurt our business.

The global confectionery packaged goods industry is intensely competitive. Some of our competitors are much larger firms that have greater resources and more substantial international operations. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.

Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results.

Disruption to our manufacturing operations or our supply chain could result from, but are not limited to, the following:

•	Natural disaster;

•	Pandemic outbreak of disease;

•	Weather;

•	Fire or explosion;

•	Terrorism or other acts of violence;

•	Labor strikes;

•	Unavailability of raw or packaging materials; and

•	Operational and/or financial instability of key suppliers, and other vendors or service providers.

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

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers, sellers or business partners; perform effective assessments prior to contract execution; negotiate contract terms; and, if applicable, obtain government approval. These activities may present certain financial, managerial and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations; and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, divestitures or joint ventures are not successfully implemented or completed, there could be a negative impact on our results of operations, financial condition and cash flows.

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

Our operations are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, rising unemployment and declines in personal spending could adversely impact our revenues, profitability and financial condition.

Changes in financial market conditions may make it difficult to access credit markets on commercially acceptable terms which may reduce liquidity or increase borrowing costs for our Company, our customers and our suppliers. A significant reduction in liquidity could increase counterparty risk associated with certain suppliers and service providers, resulting in disruption to our supply chain and/or higher costs, and could impact our customers, resulting in a reduction in our revenue, or a possible increase in bad debt expense.

International operations could fluctuate unexpectedly and adversely impact our business.

In 2010, we derived approximately 15.2% of our net sales from customers located outside of the United States. Some of our assets are also located outside of the United States. As part of our global growth strategy, we are increasing our investments outside of the United States, particularly in Mexico, India and China. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;

•	Difficulties and costs associated with compliance and enforcement of remedies under a wide variety of complex laws, treaties and regulations;

•	Different regulatory structures and unexpected changes in regulatory environments;

•	Political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict;

•	Nationalization of our properties by foreign governments;

•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;

•	Potentially negative consequences from changes in tax laws;

•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;

•	Increased costs, disruptions in shipping or reduced availability of freight transportation;

•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies; and

•	Failure to gain sufficient profitable scale in certain international markets resulting in losses from impairment or sale of assets.

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

Government regulators are investigating alleged pricing practices by members of the confectionery industry in certain jurisdictions. We are cooperating fully with all relevant authorities. We are also party to a number of civil antitrust suits in the United States and Canada. These allegations could have a negative impact on our Company’s reputation. We also may be required to incur defense costs in litigation and/or be subject to fines or damages. In addition, our costs could increase if we became subject to new or additional government-mandated regulatory controls. These possible actions could negatively impact our future operating results.

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

Implementation of our Project Next Century program may not occur within the anticipated timeframe and/or may exceed our cost estimates. In addition, annual savings from this initiative may be less than we expect.

Completion of the Project Next Century program is subject to multiple operating and executional risks, including coordination of manufacturing changes and production line startups, among others. If we are not able to complete the program initiatives within the anticipated timeframe and within our cost estimates and/or if expected cost reductions from efficiency improvements are not realized, our results of operations and financial condition could be negatively impacted. We estimate that the Project Next Century program will incur pre-tax charges and non-recurring project implementation costs in the $140 million to $170 million range over the three-year implementation period. When fully implemented, Project Next Century is expected to provide annual cost savings from efficiency improvements of $60 million to $80 million.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties include the following:

Country	Location	Type	Status (Own/ Lease)
United States	Hershey, Pennsylvania (3 principal plants)*	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products, snack products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Ogden, Utah	Distribution	Own
Canada	Mississauga, Ontario	Distribution	Lease
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own

*	In June 2010, we announced Project Next Century. As part of Project Next Century, production will transition from our manufacturing facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to a planned expansion of our West Hershey facility. For more information, refer to Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, Business Realignment and Impairment Charges.

In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey and Lancaster, Pennsylvania; Monterrey, Mexico; and Stuarts Draft, Virginia. Many additions and improvements have been made to these facilities over the years and they include equipment of the latest type and technology.

Item 3.	LEGAL PROCEEDINGS

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau. In addition, the U.S. Department of Justice notified the Company that it opened an inquiry but has not requested any information or documents. The European Commission had requested information, but subsequently informed the Company that it had closed its file. We also are party to approximately 90 related civil antitrust suits in the United States and 14 in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate and confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We paid $283.4 million in cash dividends on our Common Stock and Class B Common Stock (“Class B Stock”) in 2010 and $263.4 million in 2009. The annual dividend rate on our Common Stock in 2010 was $1.28 per share.

On January 31, 2011, our Board of Directors declared a quarterly dividend of $0.345 per share of Common Stock payable on March 15, 2011, to stockholders of record as of February 25, 2011. It is the Company’s 325th consecutive Common Stock dividend. A quarterly dividend of $0.3125 per share of Class B Stock also was declared.

Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 425.1 million shares of our Common Stock were traded during 2010. The Class B Stock is not publicly traded.

The closing price of our Common Stock on December 31, 2010 was $47.15. There were 39,132 stockholders of record of our Common Stock and our Class B Stock as of December 31, 2010.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past 2 years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2010
1st Quarter	$.3200	$.2900	$43.58	$35.76
2nd Quarter	.3200	.2900	52.10	42.79
3rd Quarter	.3200	.2900	51.67	45.31
4th Quarter	.3200	.2900	51.75	45.66

Total	$1.2800	$1.1600

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2009
1st Quarter	$.2975	$.2678	$38.23	$30.27
2nd Quarter	.2975	.2678	37.83	33.70
3rd Quarter	.2975	.2678	42.25	35.78
4th Quarter	.2975	.2678	41.62	35.05

Total	$1.1900	$1.0712

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands of dollars)
October 4 through October 31, 2010	—	$—	—	$100,017

November 1 through November 28, 2010	670,999	$46.41	—	$100,017

November 29 through December 31, 2010	96,774	$46.69	—	$100,017

Total	767,773	$46.45	—

(1)	In December 2006, our Board of Directors approved a $250 million share repurchase program.

Performance Graph

The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

THE HERSHEY COMPANY, S&P 500 INDEX AND

S&P 500 PACKAGED FOODS INDEX

*	Hypothetical $100 invested on December 31, 2005 in Hershey Common Stock, S&P 500 Index and S&P 500 Packaged Foods Index, assuming reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2010	2009	2008	2007	2006	2005
Summary of Operations
Net Sales	3.3%	$5,671,009	5,298,668	5,132,768	4,946,716	4,944,230	4,819,827

Cost of Sales	1.9%	$3,255,801	3,245,531	3,375,050	3,315,147	3,076,718	2,956,682
Selling, Marketing and Administrative	9.3%	$1,426,477	1,208,672	1,073,019	895,874	860,378	912,986
Business Realignment and Impairment Charges, Net	(2.9)%	$83,433	82,875	94,801	276,868	14,576	96,537
Interest Expense, Net	1.9%	$96,434	90,459	97,876	118,585	116,056	87,985
Provision for Income Taxes	1.5%	$299,065	235,137	180,617	126,088	317,441	277,090

Net Income	0.9%	$509,799	435,994	311,405	214,154	559,061	488,547

Net Income Per Share:
—Basic—Class B Stock	2.4%	$2.08	1.77	1.27	.87	2.19	1.85
—Diluted—Class B Stock	2.4%	$2.07	1.77	1.27	.87	2.17	1.84
—Basic—Common Stock	2.2%	$2.29	1.97	1.41	.96	2.44	2.05
—Diluted—Common Stock	2.3%	$2.21	1.90	1.36	.93	2.34	1.97
Weighted-Average Shares Outstanding:
—Basic—Common Stock		167,032	167,136	166,709	168,050	174,722	183,747
—Basic—Class B Stock		60,708	60,709	60,777	60,813	60,817	60,821
—Diluted		230,313	228,995	228,697	231,449	239,071	248,292
Dividends Paid on Common Stock	4.6%	$213,013	198,371	197,839	190,199	178,873	170,147
Per Share	6.6%	$1.28	1.19	1.19	1.135	1.03	.93
Dividends Paid on Class B Stock	6.6%	$70,421	65,032	65,110	62,064	56,256	51,088
Per Share	6.7%	$1.16	1.0712	1.0712	1.0206	.925	.84
Net Income as a Percent of Net Sales, GAAP Basis		9.0%	8.2%	6.1%	4.3%	11.3%	10.1%
Non-GAAP Adjusted Income as a Percent of Net Sales(a)		10.4%	9.4%	8.4%	9.7%	11.5%	11.7%
Depreciation	(3.2)%	$169,677	157,996	227,183	292,658	181,038	200,132
Advertising	25.6%	$391,145	241,184	161,133	127,896	108,327	125,023
Payroll	(0.2)%	$641,756	613,568	645,456	645,083	645,480	647,825
Year-end Position and Statistics
Capital Additions	(0.2)%	$179,538	126,324	262,643	189,698	183,496	181,069
Capitalized Software Additions	10.6%	$21,949	19,146	20,336	14,194	15,016	13,236
Total Assets	0.0%	$4,272,732	3,675,031	3,634,719	4,247,113	4,157,565	4,262,699
Short-term Debt and Current Portion of Long-term Debt	(19.0)%	$285,480	39,313	501,504	856,392	843,998	819,115
Long-term Portion of Debt	10.3%	$1,541,825	1,502,730	1,505,954	1,279,965	1,248,128	942,755
Stockholders’ Equity	(1.6)%	$937,601	760,339	349,944	623,520	683,423	1,016,380
Full-time Employees		11,300	12,100	12,800	12,400	12,800	13,750
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		227,030	227,998	227,035	227,050	230,264	240,524
Market Price of Common Stock at Year-end	(3.1)%	$47.15	35.79	34.74	39.40	49.80	55.25
Range During Year		$52.10-35.76	42.25-30.27	44.32-32.10	56.75-38.21	57.65-48.20	67.37-52.49

(a)	Non-GAAP Adjusted Income as a Percent of Net Sales is calculated by dividing adjusted non-GAAP Income by Net Sales. A reconciliation of Net Income presented in accordance with U.S. generally accepted accounting principles (“GAAP”) to adjusted non-GAAP Income is provided on pages 20 and 21, along with the reasons why we believe that the use of adjusted non-GAAP financial measures provides useful information to investors.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Results for the year ended December 31, 2010 were strong, reflecting our continued focus on our major strategic initiatives to deliver sustainable long-term growth in the evolving marketplace. Net sales and earnings per share increased at rates exceeding our growth targets, even as the economic environment continued to be challenging. Our decision to invest in our business through cost savings initiatives, and our consumer-driven approach to core brand investments contributed to our strong financial performance and improved market share in 2010.

Net sales increased 7.0% compared with 2009 driven primarily by volume gains both in the United States and international markets, as we continue to execute in the marketplace. Advertising expense increased over 60% versus 2009, with a continued focus on brand building and go-to-market strategies for the U.S. and key international markets. Net income and earnings per share-diluted also increased as the result of our investment initiatives. We generated strong cash flow from operations and our financial position remains solid.

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

Adjusted non-GAAP financial measures exclude the impacts of charges or credits recorded during the last six years associated with our business realignment initiatives and impairment charges related to goodwill and certain trademarks.

For the years ended December 31,	2010			2009
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$905.3	$509.8	$2.21	$761.6	$436.0	$1.90
Adjustments:
Business realignment charges included in cost of sales	13.7	8.4	.04	10.1	6.3	.03
Business realignment charges included in selling, marketing and administrative (“SM&A”)	1.5	.9	—	6.1	3.8	.02
Business realignment and impairment charges, net	83.4	68.6	.30	82.9	50.7	.22

Adjusted non-GAAP results	$1,003.9	$587.7	$2.55	$860.7	$496.8	$2.17

For the years ended December 31,	2008			2007
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$589.9	$311.4	$1.36	$458.8	$214.2	$.93
Adjustments:
Business realignment charges included in cost of sales	77.8	53.4	.23	123.1	80.9	.35
Business realignment charges included in SM&A	8.1	4.9	.02	12.6	7.8	.03
Business realignment and impairment charges, net	94.8	60.8	.27	276.9	178.9	.77

Adjusted non-GAAP results	$770.6	$430.5	$1.88	$871.4	$481.8	$2.08

For the years ended December 31,	2006			2005
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$992.6	$559.1	$2.34	$853.6	$488.5	$1.97
Adjustments:
Business realignment (credits) charges included in cost of sales	(3.2)	(2.0)	(.01)	22.5	13.4	.05
Business realignment charges included in SM&A	.3	.2	—	—	—	—
Business realignment and impairment charges, net	14.5	9.3	.04	96.5	60.7	.25

Adjusted non-GAAP results	$1,004.2	$566.6	$2.37	$972.6	$562.6	$2.27

	Adjusted Non-GAAP Results
Key Annual Performance Measures	2010	2009	2008
Increase in Net Sales	7.0%	3.2%	3.8%
Increase (decrease) in adjusted EBIT	16.6%	11.7%	(11.6)%
Improvement (decline) in adjusted EBIT Margin in basis points (“bps”)	150bps	120bps	(260)bps
Increase (decrease) in adjusted EPS	17.5%	15.4%	(9.6)%

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

				Percent Change Increase (Decrease)
For the years ended December 31,	2010	2009	2008	2010-2009	2009-2008
In millions of dollars except per share amounts

Net Sales	$5,671.0	$5,298.7	$5,132.8	7.0%	3.2%
Cost of Sales	3,255.8	3,245.5	3,375.1	0.3	(3.8)

Gross Profit	2,415.2	2,053.2	1,757.7	17.6	16.8

Gross Margin	42.6%	38.7%	34.2%
SM&A Expense	1,426.5	1,208.7	1,073.0	18.0	12.6

SM&A Expense as a percent of sales	25.2%	22.8%	20.9%
Business Realignment and Impairment Charges, Net	83.4	82.9	94.8	0.7	(12.6)

EBIT	905.3	761.6	589.9	18.9	29.1
EBIT Margin	16.0%	14.4%	11.5%
Interest Expense, Net	96.4	90.5	97.9	6.6	(7.6)
Provision for Income Taxes	299.1	235.1	180.6	27.2	30.2

Effective Income Tax Rate	37.0%	35.0%	36.7%
Net Income	$509.8	$436.0	$311.4	16.9	40.0

Net Income Per Share—Diluted	$2.21	$1.90	$1.36	16.3	39.7

Net Sales

2010 compared with 2009

Net sales increased 7.0% due to sales volume increases of approximately 4%, primarily for core brands in the U.S. and sales of new products. Favorable price realization increased net sales by over 2%. Our international businesses contributed to sales growth during the year as a result of sales volume gains or, in certain markets, favorable price realization, partially offset by sales volume declines. Overall, sales volume increased for our international business compared with 2009. The favorable impact of foreign currency exchange rates increased net sales by about 1%.

2009 compared with 2008

The increase in net sales resulted from list price increases and reduced rates of promotional allowances that resulted in favorable price realization of approximately 10%. These increases were partially offset by sales volume declines of approximately 6% associated with pricing elasticity and the rationalization of certain products and businesses in the United States. Net sales growth was primarily contributed by core brands, particularly Hershey’s, Reese’s, Twizzlers and Kit Kat, which benefited from our consumer-driven strategy, including advertising and in-store selling, merchandising and programming. Sales increases in local currency for our international businesses, particularly in Mexico, Canada, and Brazil, were more than offset by the unfavorable impact of foreign currency exchange rates which reduced total net sales by approximately 1.0%. The acquisition of Van Houten Singapore increased 2009 net sales by $12.0 million, or 0.2%.

Key U.S. Marketplace Metrics

For the 52 weeks ended December 31,	2010	2009	2008
Consumer Takeaway Increase	5.3%	7.2%	3.3%
Market Share Increase (Decrease)	0.3	0.1	(0.2)

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

Cost of Sales and Gross Margin

2010 compared with 2009

The cost of sales increase of 0.3% was associated with sales volume increases, resulting in higher cost of sales of about 4%. Increased supply chain costs and slightly higher input costs also contributed to the cost of sales increase. These increases were substantially offset by cost decreases resulting from supply chain productivity improvements, a favorable sales mix and lower product obsolescence costs, which reduced cost of sales by a total of approximately 4.5%. Business realignment and impairment charges of $13.7 million were included in cost of sales in 2010 compared with $10.1 million in the prior year.

The gross margin improvement of 3.9 percentage points resulted from favorable price realization of about 2 percentage points, supply chain productivity improvements of approximately 2 percentage points and lower product obsolescence costs of approximately 1 percentage point. These increases in gross margin were partially offset by the impact of higher supply chain and input costs which reduced gross margin by approximately 1 percentage point.

2009 compared with 2008

The decrease in cost of sales was caused by volume declines of approximately 6% resulting from price elasticity. Higher input costs resulted in an increase to cost of sales of approximately 4% as higher raw material and pension costs more than offset productivity gains and lower product obsolescence costs. During 2009, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable last-in, first-out (“LIFO”) inventory quantities carried at lower costs in prior years. This LIFO liquidation resulted in a $12.7 million cost of sales decrease. Lower business realignment charges included in cost of sales in 2009 compared with 2008 also contributed to the cost of sales decrease. Business realignment charges of $10.1 million were included in cost of sales in 2009 compared with $77.8 million in the prior year which had the effect of reducing cost of sales by approximately 2%.

Gross margin increased 4.5 percentage points. Favorable price realization and supply chain productivity improved gross margin by approximately 7 percentage points, while higher input costs and pension expense reduced gross margin by approximately 3 percentage points. Lower business realignment costs in 2009 increased gross margin by approximately 1 percentage point.

Selling, Marketing and Administrative

2010 compared with 2009

Selling, marketing and administrative expenses increased $217.8 million or 18.0% in 2010. The increase was primarily a result of higher advertising and other marketing expenses which increased a total of $171.1 million, or 41.0% versus 2009. Advertising expense increased 62.2% compared with 2009. An increase in other selling, marketing and administrative expenses was associated with higher selling expenses, increased legal costs and higher administrative expenses for our international businesses, including the impact of unfavorable foreign currency exchange rates. These increases were offset somewhat by lower costs related to the consideration of potential acquisitions and divestitures in 2010. Business realignment charges of $1.5 million were included in selling, marketing and administrative expenses in 2010 compared with $6.1 million in 2009.

2009 compared with 2008

Selling, marketing and administrative expenses increased primarily due to higher advertising expense, and increases in administrative and selling costs, principally associated with higher pension and incentive compensation expenses. An increase in advertising expense of approximately 50% was slightly offset by lower consumer promotions. Costs associated with the evaluation of potential acquisitions and divestitures increased selling, marketing and administrative expenses by approximately $11.0 million in 2009 compared with 2008. Business realignment and impairment charges of $6.1 million were included in selling, marketing and administrative expenses in 2009 compared with $8.1 million in 2008.

Business Realignment and Impairment Charges

In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production will transition from the Company’s century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to a planned expansion of the West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be relocated to the West Hershey facility. This change is expected to result in the reduction of approximately 500 to 600 jobs at the two facilities as investments in technology and automation result in enhanced efficiency.

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $170 million over three years. This estimate includes $120 million to $150 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.

During the second quarter of 2010 we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd. Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million, including a reduction to reflect the share of the charge associated with the noncontrolling interests.

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program” or “GSCT”). In December 2007, we initiated a business realignment program associated with our business in Brazil. In December 2008, we approved a modest expansion in the scope of the global supply chain transformation program to include the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary. We refer to these programs as “the 2007 business realignment initiatives.”

Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT. The GSCT was complete as of December 31, 2009. Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program. In addition, the manufacturing facilities in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale. The carrying value of these manufacturing facilities was $10.4 million as of December 31, 2010. Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2011 or subsequent years.

In an effort to improve the performance of our business in Brazil, in January 2008 Hershey do Brasil entered into a cooperative agreement with Pandurata Alimentos LTDA (now Pandurata Netherlands B.V.) (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. Business realignment and impairment charges of $4.9 million were recorded in 2008.

Charges (credits) associated with business realignment initiatives and impairment recorded during 2010, 2009 and 2008 were as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Cost of sales
Next Century program	$13,644	$—	$—
Global supply chain transformation program	—	10,136	77,767

Total cost of sales	13,644	10,136	77,767

Selling, marketing and administrative
Next Century program	1,493	—	—
Global supply chain transformation program	—	6,120	8,102

Total selling, marketing and administrative	1,493	6,120	8,102

Business realignment and impairment charges, net
Next Century program:
Fixed asset impairment and plant closure expenses	5,516	—	—
Employee separation costs	33,225	—	—
2007 business realignment initiatives:
Global supply chain transformation program:
Net gain on sale of fixed assets	—	(3,418)	(4,882)
Plant closure expense	—	22,157	23,415
Employee separation costs	—	2,474	11,469
Pension settlement loss	—	60,431	12,501
Contract termination costs	—	1,231	1,637
Brazilian business realignment:
Employee separation costs	—	—	1,581
Fixed asset impairment charges	—	—	754
Contract termination and other exit costs	—	—	2,587
2008 impairment of trademarks	—	—	45,739
Godrej Hershey Ltd. goodwill impairment	44,692	—	—

Total business realignment and impairment charges, net	83,433	82,875	94,801

Total net charges associated with business realignment initiatives and impairment	$98,570	$99,131	$180,670

Next Century Program

The charge of $13.6 million recorded in cost of sales during 2010 related primarily to accelerated depreciation of fixed assets over a reduced estimated remaining useful life associated with the Next Century program. A charge of $1.5 million was recorded in selling, marketing and administrative expenses during 2010 for project administration. Fixed asset impairment charges of $5.5 million were recorded during 2010. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Employee separation costs of $33.2 million during 2010 were related to expected voluntary and involuntary terminations at the two manufacturing facilities.

Godrej Hershey Ltd. Goodwill Impairment

As a result of recent operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets of Godrej Hershey Ltd. during the second quarter of 2010. While Godrej Hershey Ltd. has achieved growth, it has been less than initial expectations due to slower realization of development plans and changes in input costs, as well as the macroeconomic environment which delayed distribution expansion and the implementation of new price points. As a result of reduced expectations for future cash flows from lower than expected profitability, we determined that the carrying amount of Godrej Hershey Ltd. exceeded its fair value. As a result, we recorded a non-cash goodwill impairment charge of $44.7 million to reduce the carrying value of Godrej Hershey Ltd. to its fair value, including a reduction to reflect the share of the charge associated with the noncontrolling interests. There was no tax benefit associated with this charge. For more information on our accounting policies for goodwill and other intangible assets see pages 47 and 48.

Global Supply Chain Transformation Program

The charge of $10.1 million recorded in cost of sales during 2009 related to start-up costs and the accelerated depreciation of fixed assets over the estimated remaining useful life. The $6.1 million recorded in selling, marketing and administrative expenses was associated with project administration. The $3.4 million net gain on sale of fixed assets resulted from higher proceeds received from the sale of equipment. The $22.2 million of plant closure expenses for 2009 pertained to the preparation of plants for sale and equipment removal costs. The global supply chain transformation program had identified six manufacturing facilities which would be closed. As of December 31, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec had been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario had been closed and were being held for sale. The global supply chain transformation program employee separation costs were primarily related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which have been closed. The higher pension settlement loss in 2009 compared to 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures.

The 2008 charge of $77.8 million recorded in cost of sales related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs. The $8.1 million recorded in selling, marketing and administrative expenses was associated with project administration. The $4.9 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $23.4 million of plant closure expenses for 2008 resulted from the preparation of plants for sale and production line removal costs. Employee separation costs were related to involuntary terminations at the North American manufacturing facilities which were being closed.

Brazilian Business Realignment

The 2008 Brazilian business realignment charges were related to involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

2008 Impairment of Trademarks

As a result of our annual impairment tests of intangible assets with useful lives determined to be indefinite, we recorded total impairment charges of $45.7 million in December 2008. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates. For more information, refer to pages 47 and 48.

Liabilities Associated with Business Realignment Initiatives

As of December 31, 2010, the liability balance relating to the Next Century program was $32.9 million primarily for estimated employee separation costs which were recorded in 2010 and will be paid principally in 2012 and 2013 as production transitions to the expanded West Hershey facility. During 2010, we made payments against the liabilities recorded for the Next Century program of $0.3 million related to project administration and employee separation costs. We made payments of $7.8 million in 2010, $28.5 million in 2009 and $46.9 million in 2008 against the liabilities recorded for the global supply chain transformation program, principally related to employee separation and project administration costs.

Income Before Interest and Income Taxes and EBIT Margin

2010 compared with 2009

EBIT increased in 2010 compared with 2009 as a result of higher gross profit, partially offset by increased marketing and selling investments and increases in other administrative expenses. Net pre-tax business realignment and impairment charges of $98.6 million were recorded in 2010 compared with $99.1 million recorded in 2009.

EBIT margin increased from 14.4% in 2009 to 16.0% in 2010. The increase in EBIT margin was the result of the higher gross margin, partially offset by increased brand investment and higher selling, marketing and administrative expense as a percentage of sales. Business realignment and impairment charges reduced EBIT margin by 1.7% in 2010 and 1.8% in 2009.

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

Interest Expense, Net

2010 compared with 2009

Net interest expense in 2010 was higher than in 2009 as a result of interest expense of $5.9 million recorded for the tender offer and repurchase of $57.5 million of 6.95% Notes in December 2010.

2009 compared with 2008

Net interest expense was lower in 2009 than in 2008 primarily due to lower interest rates and lower average debt balances.

Income Taxes and Effective Tax Rate

2010 compared with 2009

Our effective income tax rate was 37.0% for 2010 compared with 35.0% for 2009. The effective income tax rate was increased by 1.8 percentage points as a result of the effective tax rate associated with business realignment and impairment charges recorded in 2010. The effective income tax rate related to business realignment and impairment charges recorded in 2009 reduced the rate by 0.5 percentage points.

2009 compared with 2008

Our effective income tax rate was 35.0% for 2009 and was decreased by 0.5 percentage points as a result of the effective tax rate associated with business realignment charges recorded during the year. Our effective income tax rate in 2008 was 36.7% and was increased by 0.7 percentage points as a result of the effective tax rate associated with business realignment and impairment charges recorded during 2008. Our effective income tax rate was also lower in 2009 due to changes in the mix of income among various tax jurisdictions as compared with 2008.

Net Income and Net Income Per Share

2010 compared with 2009

Earnings per share-diluted increased $0.31, or 16.3% in 2010 compared with 2009. Net income in 2010 was reduced by $77.9 million, or $0.34 per share-diluted, and was reduced by $60.8 million, or $0.27 per share-diluted in 2009 as a result of business realignment and impairment charges. Excluding the impact of business realignment and impairment charges, earnings per share-diluted increased $0.38 or 17.5% in 2010 as compared with 2009.

2009 compared with 2008

Net income in 2009 was reduced by $60.8 million, or $0.27 per share-diluted, and was reduced by $119.1 million, or $0.52 per share-diluted, in 2008 as a result of net business realignment and impairment charges. After considering the impact of business realignment and impairment charges in each period, earnings per share-diluted in 2009 increased $0.29, or 15.4%, as compared with 2008.

FINANCIAL CONDITION

Our financial condition remained strong during 2010 reflecting solid cash flow from operations.

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

Assets

A summary of our assets is as follows:

December 31,	2010	2009
In thousands of dollars

Current assets	$2,005,217	$1,385,434
Property, plant and equipment, net	1,437,702	1,404,767
Goodwill and other intangibles	647,214	697,100
Deferred income taxes	21,387	4,353
Other assets	161,212	183,377

Total assets	$4,272,732	$3,675,031

•	The change in current assets from 2009 to 2010 was primarily due to the following:

•	Higher cash and cash equivalents in 2010 due to continued strong cash flow, positive net working capital and the issuance of $350 million of 4.125% Notes in December 2010;

•	A decrease in accounts receivable primarily resulting from the timing of sales and cash collections in December 2010 as compared with December 2009;

•

An increase in inventories primarily related to an increase in finished goods inventories associated with seasonal sales patterns, partially offset by lower raw material inventories due to the timing of deliveries to meet manufacturing requirements;

•	An increase in deferred income taxes principally related to the effect of hedging transactions; and

•	A decrease in prepaid expenses and other current assets primarily reflecting assets associated with certain commodity and treasury hedging transactions.

•

Property, plant and equipment was higher in 2010, reflecting an increase in construction in progress of $32.3 million not paid as of December 31, 2010 and capital additions of $179.5 million which more than offset depreciation expense of $169.7 million. Accelerated depreciation of fixed assets of $12.4 million at a manufacturing facility which will be closed as well as certain asset retirements resulted primarily from the Next Century program.

•	Goodwill and other intangibles decreased as a result of the goodwill impairment charge recorded to reduce the carrying value of Godrej Hershey Ltd. to its fair value.

•	Other assets decreased primarily due to the change in the funded status of our pension plans.

Liabilities

A summary of our liabilities is as follows:

December 31,	2010	2009
In thousands of dollars

Current liabilities	$1,298,845	$910,628
Long-term debt	1,541,825	1,502,730
Other long-term liabilities	494,461	501,334

Total liabilities	$3,335,131	$2,914,692

•	Changes in current liabilities from 2009 to 2010 were primarily the result of the following:

•

Higher accounts payable reflecting the timing of inventory deliveries to support manufacturing requirements, higher capital expenditures associated with the Next Century program and increased spending for advertising;

•	Higher accrued liabilities primarily associated with the Next Century program as well as advertising and promotions; and

•	An increase in the current portion of long-term debt reflecting the reclassification of $250 million of 5.3% Notes maturing in September 2011 to current liabilities.

•

An increase in long-term debt reflecting the issuance of $350 million of 4.125% Notes due in December 2020, partially offset by the reclassification of $250 million of Notes described above as well as the repurchase of $57.5 million of 6.95% Notes due in 2012 as part of a cash tender offer. Additional information on the cash tender offer and debt issuance is available in the Liquidity and Capital Resources section.

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

Hershey Trust Company, as trustee for the benefit of Milton Hershey School (the “Milton Hershey School Trust” or the “Trust”) maintains voting control over The Hershey Company. In addition, the Milton Hershey School Trust currently has three representatives who are members of the Board of Directors of the Company, one of whom is the Chairman of the Board. These representatives, from time to time in performing their responsibilities on the Company’s Board, may exercise influence with regard to the ongoing business decisions of our Board of Directors or management. The Trust has indicated that, in its role as controlling stockholder of the Company, it intends to retain its controlling interest in The Hershey Company and the Company Board, and not the Trust Board, is solely responsible and accountable for the Company’s management and performance.

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

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement and declared a dividend of 1 right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights at no time had voting power or received dividends. The issuance of the Rights had no dilutive effect, did not affect reported earnings per share and was not taxable. The Rights did not change the manner in which our Common Stock was traded. The Rights expired on December 15, 2010.

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

The decrease in noncontrolling interests in subsidiaries from $39.9 million as of December 31, 2009 to $35.3 million as of December 31, 2010 reflected the noncontrolling interests’ share of losses of these entities, including the noncontrolling interests’ share of the goodwill impairment charge recorded for Godrej Hershey Ltd. These decreases were partially offset by the noncontrolling interests’ contributions in Godrej Hershey Ltd. and Hershey do Brasil described above as well as the impact of foreign currency translation adjustments. The share of losses pertaining to the noncontrolling interests in subsidiaries was $8.2 million for the year ended December 31, 2010, $4.1 million for the year ended December 31, 2009 and $6.1 million for the year ended December 31, 2008. This was reflected in selling, marketing and administrative expenses.

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

Cash Flows from Operating Activities

Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Net income	$509,799	$435,994	$311,405
Depreciation and amortization	197,116	182,411	249,491
Stock-based compensation and excess tax benefits	30,670	30,472	22,196
Deferred income taxes	(18,654)	(40,578)	(17,125)
Business realignment and impairment charges, net of tax	77,935	60,823	119,117
Contributions to pension plans	(6,073)	(54,457)	(32,759)
Working capital	96,853	157,812	65,791
Changes in other assets and liabilities	13,777	293,272	(198,555)

Net cash provided from operating activities	$901,423	$1,065,749	$519,561

•	Over the past three years, total cash provided from operating activities was approximately $2.5 billion.

•

Depreciation and amortization expenses increased in 2010, as compared with 2009, principally as the result of higher accelerated depreciation charges related to the Next Century program compared with accelerated depreciation charges related to the global supply chain transformation program recorded in 2009. Depreciation and amortization expenses decreased in 2009 in comparison with 2008 due to lower accelerated depreciation charges related to the GSCT program in 2009 than in 2008. Accelerated depreciation recorded in 2010 was approximately $12.4 million compared with approximately $4.2 million recorded in 2009 and $60.6 million recorded in 2008. Depreciation and amortization expenses represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•

Cash used by deferred income taxes was lower in 2010 than in 2009 primarily as a result of the impact of deferred taxes associated with charges recorded in 2010 for the Next Century program, as compared with the tax impact associated with hedging transactions in 2009. Cash used by deferred income taxes in 2008 primarily reflected the impact of deferred taxes associated with business realignment and impairment charges recorded during 2008.

•

We contributed $93.3 million to our pension plans over the past three years to improve the plans’ funded status and to pay benefits under the non-funded plans. As of December 31, 2010, our pension benefit obligations exceeded the fair value of our pension plan assets by $49.4 million.

•

Over the three-year period, cash provided from working capital tended to fluctuate due to the timing of sales and cash collections during December of each year and working capital management practices, including initiatives implemented to reduce working capital. Changes in cash provided by accounts payable over the three-year period principally related to the timing of inventory deliveries to meet manufacturing requirements and, in 2010, also reflected increases in accounts payable associated with the timing of expenditures for advertising. Changes in cash provided from inventories in 2009 was primarily associated with initiatives to improve sales forecasting and inventory planning.

•

During the three-year period, cash provided from or used by changes in other assets and liabilities reflected the effect of hedging transactions and the impact of business realignment initiatives, along with the related tax effects. The decrease in cash provided by changes in other assets and liabilities from 2009 to 2010 was primarily associated with the effect of hedging transactions of $193.8 million and the effect of changes in deferred and accrued income taxes of $94.3 million, partially offset by a decrease in cash used by business realignment initiatives of $88.8 million. The increase in cash provided by changes in other assets and liabilities from 2008 to 2009 primarily reflected the effect of hedging transactions of $223.9 million, a decrease in the use of cash for business realignment initiatives of $63.3 million and tax impacts of $150.5 million.

•

The increase in interest paid in 2010 versus 2009 was primarily attributable to the $5.9 million premium paid for the repurchase of debt under a cash tender offer. Additional information on the cash tender offer is provided under Cash Flows from Financing Activities.

•	The increase in income taxes paid in 2010 compared with 2009 primarily reflected the impact of higher taxable income for 2010.

Cash Flows from Investing Activities

Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Capital additions	$(179,538)	$(126,324)	$(262,643)
Capitalized software additions	(21,949)	(19,146)	(20,336)
Proceeds from sales of property, plant and equipment	2,201	10,364	82,815
Business acquisition	—	(15,220)	—
Proceeds from divestitures	—	—	1,960

Net cash used by investing activities	$(199,286)	$(150,326)	$(198,204)

•

Capital additions in 2010 associated with our Next Century program were approximately $34.0 million. Capital additions included $46.3 million in 2009 and $162.6 million in 2008 related to the global supply chain transformation program. Other capital additions were primarily related to modernization of existing facilities and purchases of manufacturing equipment for new products.

•	Capitalized software additions were primarily for ongoing enhancement of our information systems.

•	Over the past three years, total proceeds from the sale of manufacturing facilities and related equipment under the global supply chain transformation program were approximately $95.4 million.

•

We anticipate total capital expenditures, including capitalized software, of approximately $350 million to $370 million in 2011, of which approximately $180 million to $190 million is associated with our Next Century program.

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

Cash Flows from Financing Activities

Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Net change in short-term borrowings	$1,156	$(458,047)	$(371,393)
Long-term borrowings	348,208	—	247,845
Repayment of long-term debt	(71,548)	(8,252)	(4,977)
Cash dividends paid	(283,434)	(263,403)	(262,949)
Exercise of stock options and excess tax benefits	93,418	32,773	38,383
Contributions from noncontrolling interests in subsidiaries	10,199	7,322	—
Repurchase of Common Stock	(169,099)	(9,314)	(60,361)

Net cash used by financing activities	$(71,100)	$(698,921)	$(413,452)

•

We use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. As a result of long-term borrowings and strong cash flow from operating activities over the last three years, we had no commercial paper borrowings outstanding as of December 31, 2010 and 2009. Additional information on short-term borrowings is included under Borrowing Arrangements below.

•

In December 2010, we issued $350 million of 4.125% Notes due in 2020. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2009 described under Registration Statements below.

•

In December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer. As a result of the repurchase, we recorded interest expense of $5.9 million, which reflected the premium paid on the tender offer. We used a portion of the proceeds from the $350 million of 4.125% Notes issued in December 2010 to fund the repurchase.

•	In March 2008, we issued $250 million of 5.0% Notes due in 2013. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2006 described under Registration Statements below.

•	We paid cash dividends of $213.0 million on our Common Stock and $70.4 million on our Class B Stock in 2010.

•	Cash used for the repurchase of Common Stock was partially offset by cash received from the exercise of stock options.

Repurchases and Issuances of Common Stock

For the years ended December 31,	2010		2009		2008
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under pre-approved share repurchase programs:
Open market repurchases	—	$—	—	$—	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and employee benefits	3,932	169,099	252	9,314	1,610	60,361

Total share repurchases	3,932	169,099	252	9,314	1,610	60,361
Shares issued for stock options and employee benefits	(2,964)	(96,627)	(1,215)	(39,616)	(1,595)	(51,992)

Net change	968	$72,472	(963)	$(30,302)	15	$8,369

•

We intend to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•

In December 2006, our Board of Directors approved a $250 million share repurchase program. As of December 31, 2010, $100.0 million remained available for repurchases of Common Stock under this program.

Cumulative Share Repurchases and Issuances

A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	In thousands
Shares repurchased under authorized programs:
Open market repurchases	57,436	$1,984,431
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	68,298	2,217,161
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares reissued for stock option obligations, supplemental retirement contributions, and employee stock ownership trust obligations	(33,269)	(898,786)
Shares repurchased to replace reissued shares	30,561	1,232,353

Total held as Treasury Stock as of December 31, 2010	132,872	$4,052,101

Borrowing Arrangements

We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity.

•

In December 2006, we entered into a five-year agreement establishing an unsecured committed revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings to $1.5 billion with the consent of the lenders. During the fourth quarter of 2007, the lenders approved an extension of this agreement by one year in accordance with our option under the agreement. The five-year agreement will now expire in December 2012. As of December 31, 2010, $1.1 billion was available to borrow under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties, and events of default. As of December 31, 2010, we complied with all of these covenants. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

•

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2010, we could borrow up to approximately $77.2 million in various currencies under the lines of credit and as of December 31, 2009, we could borrow up to $68.9 million.

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

•	In December 2010, we issued $350 million of 4.125% Notes due December 1, 2020. The Notes were issued under the 2009 WKSI Registration Statement.

•	In March 2008, we issued $250 million of 5.0% Notes due April 1, 2013. The Notes were issued under the 2006 WKSI Registration Statement.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of December 31, 2010, our contractual cash obligations by year were as follows:

	Payments Due by Year
	In thousands of dollars
Contractual Obligations	2011	2012	2013	2014	2015	Thereafter	Total
Unconditional Purchase Obligations	$1,257,100	$565,300	$201,700	$5,600	$—	$—	$2,029,700
Non-cancelable Operating Leases	14,888	12,771	7,551	6,040	5,559	8,771	55,580
Long-term Debt	261,392	93,651	250,071	71	250,071	947,961	1,803,217

Total Obligations	$1,533,380	$671,722	$459,322	$11,711	$255,630	$956,732	$3,888,497

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

Purchase Obligations

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above consists of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2010.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2010 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2010, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

Asset Retirement Obligations

We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of asbestos in a special manner if such facilities undergo major renovations or are demolished. Plans associated with the closure of a manufacturing facility under the Next Century program may require the removal of asbestos. The estimated liability associated with the possible removal of asbestos from the facility is not material and is included in our estimates. With regard to other facilities, we believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to those facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of asbestos.

As of December 31, 2010, certain real estate associated with the closure of facilities under the global supply chain transformation program is being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which have not been reflected in our current estimates.

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

As of December 31, 2010, we designated and accounted for all derivative instruments, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures and options contracts, as cash flow hedges. Additional information regarding accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2010. Note 1, Note 6 and Note 7 to the Consolidated Financial Statements provide additional information.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2010. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$261,392	$93,651	$250,071	$71	$250,071	$947,961	$1,803,217	$1,968,737
Interest Rate	5.5%	7.0%	5.0%	4.5%	4.8%	5.8%	5.6%

We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2010.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements.

In March 2009, we entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011. The weighted-average fixed rate on the forward starting swap agreements was 3.5%. The fair value of interest rate swap agreements was a net liability of $8.9 million as of December 31, 2010. Our risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. As of December 31, 2010, the potential net loss associated with interest rate swap agreements resulting from a hypothetical near-term adverse change in interest rates of ten percent was approximately $3.5 million.

In December 2010, we terminated forward starting swap agreements which were entered into in August 2010 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 4.125% Notes due December 1, 2020, resulting in cash receipts of $13.5 million. The $13.5 million gain on the swap agreements will be amortized as a reduction to interest expense over the term of the Notes.

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

A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2010		2009
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$73.5	Euros Canadian dollars	$2.7	Euros Swiss francs

Foreign exchange forward contracts to sell foreign currencies	$150.3	Canadian dollars	$106.3	Canadian dollars

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

A summary of the fair value and market risk associated with foreign exchange forward contracts is as follows:

December 31,	2010	2009
In millions of dollars

Fair value of foreign exchange forward contracts, net— asset (liability)	$2.0	$(4.8)

Potential net loss associated with foreign exchange forward contracts resulting from a hypothetical near-term adverse change in market rates of ten percent	$24.7	$10.9

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

We use futures and options contracts in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, it is difficult to hedge our costs for dairy products by entering into futures contracts or other derivative instruments to extend coverage for long periods of time. We use fuel oil futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

During 2010, the average cocoa futures contract prices increased slightly compared with 2009, and traded in a range between $1.26 and $1.53 per pound, based on the IntercontinentalExchange futures contract. Cocoa futures prices during 2010 traded at prices which were near 30-year highs. The sustained high cocoa futures prices reflected concern over long-term growth capabilities in the Ivory Coast and continued interest in commodities as an investment by various hedge funds.

During 2010, prices for dairy products started the year slightly above $.14 per pound and increased to approximately $.18 per pound on a class II fluid milk basis. Prices are stronger in the face of strong demand for dairy products and tight supply of butterfat. Our costs for certain dairy products may not necessarily reflect market price fluctuations because of our forward purchasing practices.

The price of sugar is subject to price supports under U.S. farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently substantially higher than prices on the world sugar market. In 2010, sugar supplies in the U.S. were negatively impacted by government import restrictions, strong demand and high world market prices. As a result, refined sugar prices increased significantly, trading in a range from $.48 to $.66 per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

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

For the years ended December 31,	2010		2009
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$(386.2)	$38.6	$(209.0)	$20.9
Lowest long position	(594.6)	59.5	(513.2)	51.3
Average position (long)	(489.8)	49.0	(363.1)	36.3

The decrease in fair values from 2009 to 2010 primarily reflected a decrease in net commodity positions. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.

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

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria based upon the results of our recurring financial account reviews and our evaluation of the current and projected economic conditions. Our primary concentrations of credit risk are associated with McLane Company, Inc. and Wal-Mart Stores, Inc. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. McLane Company, Inc. accounted for approximately 16.1% of our total accounts receivable as of December 31, 2010. Wal-Mart Stores, Inc. accounted for approximately 14.5% of our total accounts receivable as of December 31, 2010. As of December 31, 2010, no other customers accounted for more than 10% of our total accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base.

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

Information on our Accounts Receivable—Trade, related expenses and assumptions is as follows:

For the three-year period	2008-2010
In millions of dollars, except percents

Average expense for potential uncollectible accounts	$1.8
Average write-offs of uncollectible accounts	$1.9
Allowance for doubtful accounts as a percentage of gross accounts receivable	1%-2%

•	We recognize the provision for uncollectible accounts as selling, marketing and administrative expense in the Consolidated Statements of Income.

•	If we made reasonably possible near-term changes in the most material assumptions regarding collectability of accounts receivable, our annual provision could change within the following range:

•	A reduction in expense of approximately $4.9 million; and

•	An increase in expense of approximately $3.9 million.

•	Changes in estimates for future uncollectible accounts receivable would not have a material impact on our liquidity or capital resources.

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

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2010	2009	2008
In millions of dollars

Promotional costs	$767.6	$721.5	$766.6

•	We determine the amount of the accrued liability by:

•	Analysis of programs offered;

•	Historical trends;

•	Expectations regarding customer and consumer participation;

•	Sales and payment trends; and

•	Experience with payment patterns associated with similar, previously offered programs.

•

The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

•	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:

•	A reduction in costs of approximately $14.4 million; and

•	An increase in costs of approximately $5.6 million.

•	Changes in these assumptions would affect net sales and income before income taxes.

•	Over the three-year period ended December 31, 2010, actual promotion costs have not deviated from the estimated amounts by more than approximately 3%.

•	Changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.

Liabilities associated with potentially unsaleable products

•	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.

•	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.

•

Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

•	Over the three-year period ended December 31, 2010, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.

•

Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $0.6 million to $1.2 million.

•	Over the three-year period ended December 31, 2010, actual costs have not deviated from our estimates by more than approximately 4%.

•	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.

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

We fund domestic pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 and federal income tax laws. Beginning January 1, 2008, we complied with the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. We broadly diversify our pension plan assets, consisting primarily of domestic and international common stocks and fixed income securities. Short-term and long-term liabilities associated with benefit plans are primarily determined based on actuarial calculations. These calculations consider payroll and employee data, including age and years of service, along with actuarial assumptions at the date of the financial statements. We take into consideration long-term projections with regard to economic conditions, including interest rates, return on assets and the rate of increase in compensation levels. With regard to liabilities associated with post-retirement benefit plans that provide health care and life insurance, we take into consideration the long-term annual rate of increase in the per capita cost of the covered benefits. We review the discount rate assumptions and revise them annually. The expected long-term rate of return on assets assumption (“asset return assumption”) for funded plans is of a longer duration and revised only when long-term asset return projections demonstrate that need.

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

•

Disclose in the notes to financial statements additional information about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

Pension Plans

Our pension plan costs and related assumptions were as follows:

For the years ended December 31,	2010	2009	2008
In millions of dollars

Net periodic pension benefit cost (income)	$35.7	$48.9	$(17.4)

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	5.7%	6.4%	6.3%
Average discount rate assumptions—benefit obligation calculation	5.2%	5.7%	6.4%
Asset return assumptions	8.5%	8.5%	8.5%

Net Periodic Pension Benefit Costs

We recorded net periodic pension benefit expense of $35.7 million in 2010. The decrease from 2009 was primarily due to the significant increase in the value of pension assets reflecting the actual return on pension assets and contributions during 2009. Net periodic pension benefit expense of $48.9 million recorded in 2009 reflected the significant decline in the value of pension assets during 2008 resulting from volatility and deterioration in financial market and economic conditions. We recorded net periodic pension benefit income in 2008 primarily due to the modifications announced in October 2006 which reduced future benefits under The Hershey Company Retirement Plan, The Hershey Company Retirement Plan for Hourly Employees and the Supplemental Executive Retirement Plan and the impact of a higher discount rate assumption as of December 31, 2007. Our periodic pension benefit costs are expected to be slightly higher in 2011. We anticipate a remeasurement of the assets and liabilities of one of our pension plans in the second quarter of 2011 as a result of initiatives under the Next Century program. This could impact periodic pension benefit costs for the year.

Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains and losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit expense for 2011 is $29.1 million. The 2010 recognized net actuarial loss component of net periodic pension benefit expense was $28.5 million. Projections beyond 2011 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit Cost (Income)

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2010, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Towers Watson RATE:Link discount curve. For 2009 and 2008, the rate of discount was determined by our actuaries using the spot rate of matching duration from the Citigroup Pension Discount Curve. We changed to the Towers Watson RATE:Link discount curve in 2010 to obtain more transparency into the underlying securities.

The use of a different discount rate assumption can significantly affect net periodic benefit cost (income):

•	A one-percentage point decrease in the discount rate assumption would have increased 2010 net periodic pension benefit expense by $5.6 million.

•	A one-percentage point increase in the discount rate assumption would have decreased 2010 net periodic pension benefit expense by $5.2 million.

Average Discount Rate Assumption—Benefit Obligations

The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit cost (income) as described above. We reduced our 2010 discount rate assumption due to the declining interest rate environment consistent with the duration of our pension plan liabilities.

The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2010 pension benefits obligations by $108.7 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2010 pension benefits obligations by $92.0 million.

Asset Return Assumptions

During 2011, we will be reducing the expected return on plan assets assumption to 8.0% from the 8.5% assumption used during 2010, reflecting lower expected future returns on plan assets. We based the expected return on plan assets component of net periodic pension benefit cost (income) on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 23 years prior to December 31, 2010 was approximately 8.5%. The actual return on assets was as follows:

For the years ended December 31,	2010	2009	2008
Actual return (loss) on assets	13.3%	21.2%	(24.1%)

The use of a different asset return assumption can significantly affect net periodic benefit cost (income):

•	A one-percentage point decrease in the asset return assumption would have increased 2010 net periodic pension benefit expense by $9.1 million.

•	A one-percentage point increase in the asset return assumption would have decreased 2010 net periodic pension benefit expense by $9.0 million.

Our investment policies specify ranges of allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2010, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes. As of December 31, 2010 and 2009, the benefit plan fixed income assets were invested primarily in conventional instruments benchmarked to the Barclays Capital U.S. Aggregate Bond Index.

For 2010 and 2009, minimum funding requirements for the plans were not material. However, we made contributions of $6.1 million in 2010 and $54.5 million in 2009 to improve the funded status of our qualified plans and for the payment of benefits under our non-qualified pension plans. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate would not have changed the 2010 minimum funding requirements significantly for the domestic plans. For 2011, there are no significant minimum funding requirements for our pension plans and currently planned voluntary funding of our pension plans in 2011 is not material.

Post-Retirement Benefit Plans

Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2010	2009	2008
In millions of dollars

Net periodic other post-retirement benefit cost	$17.5	$19.9	$21.9

Assumptions:
Average discount rate assumption	5.7%	6.4%	6.3%

The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have decreased 2010 net periodic other post-retirement benefit cost by $1.1 million.

•	A one-percentage point increase in the discount rate assumption would not have impacted 2010 net periodic other post-retirement benefit cost.

For the domestic post-retirement benefit plan, a decrease in the discount rate assumption would result in a decrease in benefit cost because of the lower interest cost which would more than offset the impact of the lower discount rate assumption on the post-retirement benefit obligation.

Other post-retirement benefit obligations and assumptions were as follows:

December 31,	2010	2009
In millions of dollars

Other post-retirement benefit obligation	$306.3	$324.6

Assumptions:
Benefit obligations discount rate assumption	5.2%	5.7%

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2010 other post-retirement benefits obligations by $30.9 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2010 other post-retirement benefits obligations by $25.8 million.

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

We perform annual impairment tests of goodwill at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. As a result of recent operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd. during the second quarter of 2010. Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million in the second quarter, including a reduction to reflect the share of the charge associated with the noncontrolling interests. We determined that none of our goodwill was impaired as of December 31, 2010. The fair value of our Godrej Hershey Ltd. reporting unit exceeded its carrying value by approximately 7%. As of December 31, 2010, the goodwill allocated to the reporting unit was approximately $27.9 million. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our current operating plans. Significant assumptions and estimates included in our current operating plans were associated with sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the unavailability of raw or packaging materials or significant cost increases, pricing constraints and possible disruptions to our supply chain. The fair values of our other reporting units were substantially in excess of their carrying values.

Our other intangible assets consist primarily of customer-related intangible assets, patents and trademarks obtained through business acquisitions. We amortize customer-related intangible assets and patents over their estimated useful lives. The useful lives of existing trademarks that were determined to be indefinite are not amortized. We evaluate our trademarks for impairment by comparing the carrying amount of the assets to their estimated fair value. The fair value of trademarks is calculated using a “relief from royalty payments” methodology. This approach involves two steps. In the first step, we estimate reasonable royalty rates for each trademark. In the second step, we apply these royalty rates to a net sales stream and discount the resulting cash flows to determine fair value. This fair value is then compared with the carrying value of each trademark. If the estimated fair value is less than the carrying amount, we record an impairment charge to reduce the asset to its estimated fair value. The estimates of future cash flows are generally based on past performance of the brands and reflect net sales projections and assumptions for the brands that we use in current operating plans. We also consider assumptions that market participants may use. Such assumptions are subject to change due to changing economic and competitive conditions.

We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined that none of our other intangible assets was impaired as of December 31, 2010 and December 31, 2009. In December 2008, we recorded total non-cash impairment charges of $45.7 million. We determined that the carrying amounts of certain trademarks, primarily the Mauna Loa brand, exceeded their estimated fair value due to reduced expectations for future sales and cash flows compared with the valuations at the acquisition dates.

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

Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2010	2009	2008
In millions of dollars

Net after-tax gains on cash flow hedging derivatives	$1.0	$78.3	$11.5
Reclassification adjustments from accumulated other comprehensive loss to income	(32.5)	1.9	(34.1)
Hedge ineffectiveness gains (losses) recognized in cost of sales, before tax	.8	.2	(.1)

•	We reflected reclassification adjustments related to gains or losses on commodities futures and options contracts in cost of sales.

•	No gains or losses on commodities futures and options contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on commodities futures and options contracts in income due to excluding such components from the hedge effectiveness assessment.

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next 12 months was approximately $20.7 million after tax as of December 31, 2010. This amount was primarily associated with commodities futures contracts.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors beginning on page 10 for information concerning the key risks to achieving our future performance goals.

We expect the economic environment to continue to be challenging in 2011. In this environment, we will continue to build our business by focusing on a consumer-driven approach to core brand investment and new product innovation in North America, along with investments in our strategic international businesses.

We will continue to focus on our core brands and leverage the Company’s scale at retail during 2011. We exited 2010 with momentum and expect to build on our success in 2011 as we have a number of initiatives planned to drive growth across our markets, including the U.S. launch of Hershey’s Drops, Reese’s Minis and other new products. We will also continue the disciplined roll-out and distribution of the Hershey’s and Hershey’s Kisses brands in select key emerging markets where we are gaining consumer awareness and trial.

In 2011, we expect advertising to increase in the mid-single digits on a percentage basis versus last year, supporting new product launches and core brands in both the United States and international markets. We expect 2011 net sales growth to be around the top of our 3% to 5% long-term objective.

Commodity markets remain volatile and we expect significantly higher input costs in 2011 compared with 2010. We have visibility into our cost structure for 2011; however, the risk of cost increases remains for certain inputs, such as dairy products, which we are not able to effectively hedge. We expect to substantially offset higher input costs in 2011 through productivity and cost savings initiatives which are in place and we estimate that 2011 adjusted gross margin will be about the same as in 2010. As a result, we expect 2011 adjusted earnings per share-diluted growth to be around the top of our long-term 6% to 8% objective.

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

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2010 and projected 2011 adjusted earnings per share-diluted:

	2010	2011 (Projected)
Reported EPS-Diluted	$2.21	$2.54 – $2.63
Total Business Realignment and Impairment Charges	$0.34	$0.13 – $0.16
Adjusted EPS-Diluted*	$2.55	$2.70 – $2.76

*	Excludes business realignment and impairment charges.

Outlook for Project Next Century

In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. We expect total pre-tax charges and non-recurring project implementation costs for the Project Next Century program of $140 million to $170 million. During 2011, we expect to record $45 million to $55 million in program charges. During 2011, we now expect capital expenditures for Project Next Century to be approximately $180 million to $190 million. Depreciation and amortization for 2011 is estimated to be $175 million to $185 million, excluding accelerated depreciation of $15 million to $20 million related to Project Next Century. When fully implemented, Project Next Century is expected to provide annual cost savings from efficiency improvements of $60 million to $80 million.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Required information about market risk is included in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 37 through 41.

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

The 2010, 2009 and 2008 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on our financial statements is included on page 53.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 18, 2011

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2010	2009	2008
In thousands of dollars except per share amounts

Net Sales	$5,671,009	$5,298,668	$5,132,768

Costs and Expenses:
Cost of sales	3,255,801	3,245,531	3,375,050
Selling, marketing and administrative	1,426,477	1,208,672	1,073,019
Business realignment and impairment charges, net	83,433	82,875	94,801

Total costs and expenses	4,765,711	4,537,078	4,542,870

Income before Interest and Income Taxes	905,298	761,590	589,898
Interest expense, net	96,434	90,459	97,876

Income before Income Taxes	808,864	671,131	492,022
Provision for income taxes	299,065	235,137	180,617

Net Income	$509,799	$435,994	$311,405

Net Income Per Share—Basic—Class B Common Stock	$2.08	$1.77	$1.27

Net Income Per Share—Diluted—Class B Common Stock	$2.07	$1.77	$1.27

Net Income Per Share—Basic—Common Stock	$2.29	$1.97	$1.41

Net Income Per Share—Diluted—Common Stock	$2.21	$1.90	$1.36

Cash Dividends Paid Per Share:
Common Stock	$1.2800	$1.1900	$1.1900
Class B Common Stock	1.1600	1.0712	1.0712

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$884,642	$253,605
Accounts receivable—trade	390,061	410,390
Inventories	533,622	519,712
Deferred income taxes	55,760	39,868
Prepaid expenses and other	141,132	161,859

Total current assets	2,005,217	1,385,434
Property, Plant and Equipment, Net	1,437,702	1,404,767
Goodwill	524,134	571,580
Other Intangibles	123,080	125,520
Deferred Income Taxes	21,387	4,353
Other Assets	161,212	183,377

Total assets	$4,272,732	$3,675,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$410,655	$287,935
Accrued liabilities	593,308	546,462
Accrued income taxes	9,402	36,918
Short-term debt	24,088	24,066
Current portion of long-term debt	261,392	15,247

Total current liabilities	1,298,845	910,628
Long-term Debt	1,541,825	1,502,730
Other Long-term Liabilities	494,461	501,334

Total liabilities	3,335,131	2,914,692

Commitments and Contingencies	—	—

Stockholders’ Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2010 and 2009	—	—
Common Stock, shares issued: 299,195,325 in 2010 and 299,192,836 in 2009	299,195	299,192
Class B Common Stock, shares issued: 60,706,419 in 2010 and 60,708,908 in 2009	60,706	60,709
Additional paid-in capital	434,865	394,678
Retained earnings	4,374,718	4,148,353
Treasury—Common Stock shares, at cost: 132,871,512 in 2010 and 131,903,468 in 2009	(4,052,101)	(3,979,629)
Accumulated other comprehensive loss	(215,067)	(202,844)

The Hershey Company stockholders’ equity	902,316	720,459
Noncontrolling interests in subsidiaries	35,285	39,880

Total stockholders’ equity	937,601	760,339

Total liabilities and stockholders’ equity	$4,272,732	$3,675,031

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$509,799	$435,994	$311,405
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	197,116	182,411	249,491
Stock-based compensation expense, net of tax of $17,413, $19,223 and $13,265, respectively	32,055	34,927	23,583
Excess tax benefits from exercise of stock options	(1,385)	(4,455)	(1,387)
Deferred income taxes	(18,654)	(40,578)	(17,125)
Business realignment and impairment charges, net of tax of $20,635, $38,308 and $61,553, respectively	77,935	60,823	119,117
Contributions to pension plans	(6,073)	(54,457)	(32,759)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	20,329	46,584	31,675
Inventories	(13,910)	74,000	7,681
Accounts payable	90,434	37,228	26,435
Other assets and liabilities	13,777	293,272	(198,555)

Net Cash Provided from Operating Activities	901,423	1,065,749	519,561

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(179,538)	(126,324)	(262,643)
Capitalized software additions	(21,949)	(19,146)	(20,336)
Proceeds from sales of property, plant and equipment	2,201	10,364	82,815
Business acquisition	—	(15,220)	—
Proceeds from divestitures	—	—	1,960

Net Cash (Used by) Investing Activities	(199,286)	(150,326)	(198,204)

Cash Flows Provided from (Used by) Financing Activities
Net change in short-term borrowings	1,156	(458,047)	(371,393)
Long-term borrowings	348,208	—	247,845
Repayment of long-term debt	(71,548)	(8,252)	(4,977)
Cash dividends paid	(283,434)	(263,403)	(262,949)
Exercise of stock options	92,033	28,318	36,996
Excess tax benefits from exercise of stock options	1,385	4,455	1,387
Contributions from noncontrolling interests in subsidiaries	10,199	7,322	—
Repurchase of Common Stock	(169,099)	(9,314)	(60,361)

Net Cash (Used by) Financing Activities	(71,100)	(698,921)	(413,452)

Increase (Decrease) in Cash and Cash Equivalents	631,037	216,502	(92,095)
Cash and Cash Equivalents as of January 1	253,605	37,103	129,198

Cash and Cash Equivalents as of December 31	$884,642	$253,605	$37,103

Interest Paid	$97,932	$91,623	$97,364
Income Taxes Paid	350,948	252,230	197,661

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2008	$—	$299,095	$60,806	$335,256	$3,927,306	$(4,001,562)	$(27,979)	$30,598	$623,520

Net income					311,405				311,405
Other comprehensive loss							(331,929)		(331,929)

Comprehensive loss									(20,524)
Dividends:
Common Stock, $1.19 per share					(197,839)				(197,839)
Class B Common Stock, $1.0712 per share					(65,110)				(65,110)
Conversion of Class B Common Stock into Common Stock		95	(95)						—
Incentive plan transactions				(422)		12,989			12,567
Stock-based compensation				18,161					18,161
Exercise of stock options				(620)		39,003			38,383
Repurchase of Common Stock						(60,361)			(60,361)
Noncontrolling interests in subsidiaries								1,147	1,147

Balance as of December 31, 2008	—	299,190	60,711	352,375	3,975,762	(4,009,931)	(359,908)	31,745	349,944
Net income					435,994				435,994
Other comprehensive income							157,064		157,064

Comprehensive income									593,058
Dividends:
Common Stock, $1.19 per share					(198,371)				(198,371)
Class B Common Stock, $1.0712 per share					(65,032)				(65,032)
Conversion of Class B Common Stock into Common Stock		2	(2)						—
Incentive plan transactions				(355)		4,762			4,407
Stock-based compensation				44,704					44,704
Exercise of stock options				(2,046)		34,854			32,808
Repurchase of Common Stock						(9,314)			(9,314)
Noncontrolling interests in subsidiaries								8,135	8,135

Balance as of December 31, 2009	—	299,192	60,709	394,678	4,148,353	(3,979,629)	(202,844)	39,880	760,339
Net income					509,799				509,799
Other comprehensive loss							(12,223)		(12,223)

Comprehensive income									497,576
Dividends:
Common Stock, $1.28 per share					(213,013)				(213,013)
Class B Common Stock, $1.16 per share					(70,421)				(70,421)
Conversion of Class B Common Stock into Common Stock		3	(3)						—
Incentive plan transactions				(7,453)		10,239			2,786
Stock-based compensation				40,630					40,630
Exercise of stock options				7,010		86,388			93,398
Repurchase of Common Stock						(169,099)			(169,099)
Noncontrolling interests in subsidiaries								(4,595)	(4,595)

Balance as of December 31, 2010	$—	$299,195	$60,706	$434,865	$4,374,718	$(4,052,101)	$(215,067)	$35,285	$937,601

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed below and in other notes to the consolidated financial statements. We have made certain reclassifications to prior year amounts to conform to the 2010 presentation.

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

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Pandurata Alimentos LTDA (now Pandurata Netherlands B.V.) (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. Under this agreement we manufacture and market, and they sell and distribute our products. The agreement conveyed a 49% interest in Hershey do Brasil to Bauducco. We maintain a 51% controlling interest in Hershey do Brasil.

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

Our intangible assets with definite lives consist primarily of customer-related intangible assets and patents. We are amortizing customer-related intangible assets over their estimated useful lives of approximately 12 years. We are amortizing patents over their remaining legal lives of approximately 8 years. We conduct impairment tests when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on the estimated fair value of the assets.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our intangible assets with indefinite lives consist of trademarks obtained through business acquisitions. We do not amortize existing trademarks whose useful lives were determined to be indefinite. We conduct impairment tests for other intangible assets with indefinite lives and goodwill at the beginning of the fourth quarter of each year, or when circumstances arise that indicate a possible impairment might exist.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions denominated in foreign currencies. These transactions are primarily related to firm commitments or forecasted purchases of equipment, certain raw materials and finished goods. We also hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements.

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

Research and Development

We expense research and development costs as incurred. Research and development expense was $30.5 million in 2010, $28.1 million in 2009 and $28.1 million in 2008. Research and development expense is included in selling, marketing and administrative expenses.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, marketing and administrative expenses, was $391.1 million in 2010, $241.2 million in 2009 and $161.1 million in 2008. We had no prepaid advertising expense as of December 31, 2010 and as of December 31, 2009.

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

The unamortized amount of capitalized software was $45.5 million as of December 31, 2010 and was $44.7 million as of December 31, 2009. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 5 years. Accumulated amortization of capitalized software was $211.6 million as of December 31, 2010 and $194.3 million as of December 31, 2009.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES

In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production will transition from the Company’s century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to a planned expansion of the West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be relocated to the West Hershey facility. This change is expected to result in the reduction of approximately 500 to 600 jobs at the two facilities as investments in technology and automation result in enhanced efficiency.

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $170 million over three years. This estimate includes $120 million to $150 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.

During the second quarter of 2010, we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd. Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million, including a reduction to reflect the share of the charge associated with the noncontrolling interests.

In February 2007, we announced a comprehensive, three-year supply chain transformation program (the “global supply chain transformation program” or “GSCT”). In December 2007, we initiated a business realignment program associated with our business in Brazil. In December 2008, we approved a modest expansion in the scope of the global supply chain transformation program to include the closure of two subscale manufacturing facilities of Artisan Confections Company, a wholly-owned subsidiary. We refer to these programs as “the 2007 business realignment initiatives.”

Total pre-tax charges and non-recurring project implementation costs were $629.1 million for the GSCT. The GSCT was complete as of December 31, 2009. Total costs of $99.1 million were recorded during 2009, costs of $130.0 million were recorded in 2008 and costs of $400.0 million were recorded in 2007 for this program. In addition, the manufacturing facilities in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale. The carrying value of these manufacturing facilities was $10.4 million as of December 31, 2010. Actual proceeds from the sale of these facilities could differ from expected proceeds which could cause additional charges or credits in 2011 or subsequent years.

In an effort to improve the performance of our business in Brazil, in January 2008, Hershey do Brasil entered into a cooperative agreement with Pandurata Alimentos LTDA (now Pandurata Netherlands B.V.) (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. Business realignment and impairment charges of $4.9 million were recorded in 2008.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges (credits) associated with business realignment initiatives and impairment recorded during 2010, 2009 and 2008 were as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Cost of sales
Next Century program	$13,644	$—	$—
Global supply chain transformation program	—	10,136	77,767

Total cost of sales	13,644	10,136	77,767

Selling, marketing and administrative
Next Century program	1,493	—	—
Global supply chain transformation program	—	6,120	8,102

Total selling, marketing and administrative	1,493	6,120	8,102

Business realignment and impairment charges, net
Next Century program:
Fixed asset impairment and plant closure expenses	5,516	—	—
Employee separation costs	33,225	—	—
2007 business realignment initiatives:
Global supply chain transformation program:
Net gain on sale of fixed assets	—	(3,418)	(4,882)
Plant closure expense	—	22,157	23,415
Employee separation costs	—	2,474	11,469
Pension settlement loss	—	60,431	12,501
Contract termination costs	—	1,231	1,637
Brazilian business realignment:
Employee separation costs	—	—	1,581
Fixed asset impairment charges	—	—	754
Contract termination and other exit costs	—	—	2,587
2008 impairment of trademarks	—	—	45,739
Godrej Hershey Ltd. goodwill impairment	44,692	—	—

Total business realignment and impairment charges, net	83,433	82,875	94,801

Total net charges associated with business realignment initiatives and impairment	$98,570	$99,131	$180,670

Next Century Program

The charge of $13.6 million recorded in cost of sales during 2010 related primarily to accelerated depreciation of fixed assets over a reduced estimated remaining useful life associated with the Next Century program. A charge of $1.5 million was recorded in selling, marketing and administrative expenses during 2010 for project administration. Fixed asset impairment charges of $5.5 million were recorded during 2010. In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds. Employee separation costs of $33.2 million during 2010 were related to expected voluntary and involuntary terminations at the two manufacturing facilities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Godrej Hershey Ltd. Goodwill Impairment

We recorded a non-cash goodwill impairment charge of $44.7 million to reduce the carrying value of Godrej Hershey Ltd. to its fair value, including a reduction to reflect the share of the charge associated with the noncontrolling interests. There was no tax benefit associated with this charge. For more information, see Note 1. Summary of Significant Accounting Policies under Goodwill and Other Intangible Assets.

Global Supply Chain Transformation Program

The charge of $10.1 million recorded in cost of sales during 2009 related to start-up costs and the accelerated depreciation of fixed assets over the estimated remaining useful life. The $6.1 million recorded in selling, marketing and administrative expenses was associated with project administration. The $3.4 million net gain on sale of fixed assets resulted from higher proceeds received from the sale of equipment. The $22.2 million of plant closure expenses for 2009 pertained to the preparation of plants for sale and equipment removal costs. The global supply chain transformation program had identified six manufacturing facilities which would be closed. As of December 31, 2009, manufacturing facilities located in Dartmouth, Nova Scotia; Oakdale, California; and Montreal, Quebec had been closed and sold. The facilities located in Naugatuck, Connecticut; Reading, Pennsylvania; and Smiths Falls, Ontario had been closed and were being held for sale. The global supply chain transformation program employee separation costs were primarily related to involuntary terminations at the manufacturing facilities of Artisan Confections Company which have been closed. The higher pension settlement loss in 2009 compared to 2008 resulted from an increase in actuarial losses associated with the significant decline in the fair value of pension assets in 2008, along with the increased level of lump sum withdrawals from a defined benefit pension plan related to employee departures.

The 2008 charge of $77.8 million recorded in cost of sales related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs. The $8.1 million recorded in selling, marketing and administrative expenses was associated with project administration. The $4.9 million of gains on sale of fixed assets resulted from the receipt of proceeds in excess of the carrying value primarily from the sale of a warehousing and distribution facility. The $23.4 million of plant closure expenses for 2008 resulted from the preparation of plants for sale and production line removal costs. Employee separation costs were related to involuntary terminations at the North American manufacturing facilities which were being closed.

Brazilian Business Realignment

The 2008 Brazilian business realignment charges were related to involuntary terminations and costs associated with office consolidation related to the cooperative agreement with Bauducco.

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

Liabilities Associated with Business Realignment Initiatives

As of December 31, 2010, the liability balance relating to the Next Century program was $32.9 million primarily for estimated employee separation costs which were recorded in 2010 and will be paid principally in 2012 and 2013 as production transitions to the expanded West Hershey facility. During 2010, we made payments

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

against the liabilities recorded for the Next Century program of $0.3 million related to project administration and employee separation costs. We made payments of $7.8 million in 2010, $28.5 million in 2009 and $46.9 million in 2008 against the liabilities recorded for the global supply chain transformation program, principally related to employee separation and project administration costs.

4. NONCONTROLLING INTERESTS IN SUBSIDIARIES

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

The decrease in noncontrolling interests in subsidiaries from $39.9 million as of December 31, 2009 to $35.3 million as of December 31, 2010 reflected the noncontrolling interests’ share of losses of these entities, including the noncontrolling interests share of the goodwill impairment charge recorded for Godrej Hershey Ltd. These decreases were partially offset by the noncontrolling interests’ contributions in Godrej Hershey Ltd. and Hershey do Brasil, described above, as well as the impact of foreign currency translation adjustments. The share of losses pertaining to the noncontrolling interests in subsidiaries was $8.2 million for the year ended December 31, 2010, $4.1 million for the year ended December 31, 2009 and $6.1 million for the year ended December 31, 2008. This was reflected in selling, marketing and administrative expenses.

5. COMMITMENTS AND CONTINGENCIES

We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2010.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures and options contracts to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2010, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2010, we had entered into purchase agreements with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2010:

Obligations	2011	2012	2013	2014
In millions of dollars

Purchase obligations	$1,257.1	$565.3	$201.7	$5.6

We have commitments under various operating leases. Future minimum payments under non-cancelable operating leases with a remaining term in excess of one year were as follows as of December 31, 2010:

Lease Commitments	2011	2012	2013	2014	2015	Thereafter
In millions of dollars

Future minimum rental payments	$14.9	$12.8	$7.6	$6.0	$5.5	$8.8

We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of asbestos in a special manner if such facilities undergo major renovations or are demolished. Plans associated with the closure of a manufacturing facility under the Next Century program may require the removal of asbestos. The estimated liability associated with the possible removal of asbestos from the facility is not material and is included in our estimates. With regard to other facilities, we believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to those facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of asbestos.

As of December 31, 2010, certain real estate associated with the closure of facilities under the global supply chain transformation program was being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which have not been reflected in our current estimates.

In connection with its pricing practices, the Company is the subject of an antitrust investigation by the Canadian Competition Bureau. In addition, the U.S. Department of Justice notified the Company that it opened an inquiry but has not requested any information or documents. The European Commission had requested information, but subsequently informed the Company that it had closed its file. We also are party to approximately 90 related civil antitrust suits in the United States and 14 in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate and confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation. While it is not feasible to predict the final outcome of these proceedings, in our opinion they should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the lawsuits vigorously.

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

As of December 31, 2010 and 2009, all of our derivative instruments were classified as cash flow hedges.

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures contracts and options, expected to be reclassified into earnings in the next 12 months was approximately $20.7 million after tax as of December 31, 2010. This amount was primarily associated with commodities futures contracts.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions primarily related to commitments and forecasted purchases of equipment, raw materials and finished goods denominated in foreign currencies. We may also hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We do not expect any significant losses from counterparty defaults.

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

As of December 31, 2010, the fair value of foreign exchange forward contracts with gains totaled $9.5 million and the fair value of foreign exchange forward contracts with losses totaled $7.5 million. Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies ranged from a contract amount of $0.8 million to $93.2 million. Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $56.2 million to $165.1 million.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requirements for payment of future invoice prices for raw materials, energy requirements and transportation costs. Futures held in excess of the amount required to fix the price of unpriced physical forward contracts are effective as hedges of anticipated purchases.

Over the last three years our total annual volume of futures and options traded in conjunction with commodities hedging strategies ranged from approximately 55,000 to 75,000 contracts. We use futures and options contracts in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

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

Financial Statement Location and Amounts Pertaining to Derivative Instruments

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Prepaid expense and other current assets	$—	$6,748	$—

Other assets	$—	$2,737	$—

Accrued liabilities	$8,873	$5,109	$3,233

Other long-term liabilities	$—	$2,348	$—

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2009 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Prepaid expense and other current assets	$—	$2,872	$11,835

Other assets	$9,171	$—	$—

Accrued liabilities	$—	$7,708	$3,228

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

As of December 31, 2010, accrued liabilities associated with commodities futures and options contracts were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

As of December 31, 2009, prepaid expense and other current assets were associated with the fair value of commodity options contracts. Accrued liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(18,044)	$15,840	$5,464

Gains (losses) reclassified from accumulated OCI into income (effective portion)(a)	$—	$(5,866)	$58,500

Gains recognized in income (ineffective portion)(b)	$—	$—	$781

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2009 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$9,171	$(3,737)	$119,764

Gains (losses) reclassified from accumulated OCI into income (effective portion)(a)	$—	$8,587	$(11,600)

Gains recognized in income (ineffective portion)(b)	$—	$—	$169

(a)	Gains (losses) reclassified from accumulated OCI into earnings were included in cost of sales for commodities futures and options contracts and for foreign exchange forward contracts and options designated as hedges of intercompany purchases of inventory. Other gains and losses for foreign exchange forward contracts and options were included in selling, marketing and administrative expenses.
(b)	Gains (losses) recognized in earnings were included in cost of sales.

All gains (losses) recognized currently in earnings were related to the ineffective portion of the hedging relationship. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

7. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2010 and December 31, 2009, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,803.2 million as of December 31, 2010, compared with a fair value of $1,968.7 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $1,518.0 million as of December 31, 2009 compared with a fair value of $1,654.4 million.

Interest Rate Swaps

In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011. The weighted-average fixed rate on the forward starting swap agreements was 3.5%. The fair value of interest rate swap agreements was a net liability of $8.9 million as of December 31, 2010 and a net asset of $9.2 million as of December 31, 2009. The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.

In December 2010, we terminated forward starting swap agreements which were entered into in August 2010 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 4.125% Notes due December 1, 2020, resulting in cash receipts of $13.5 million. The $13.5 million gain on the swap agreements will be amortized as a reduction to interest expense over the term of the Notes.

For more information see Note 6, Derivative Instruments and Hedging Activities.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Exchange Forward Contracts

For information on the objectives, strategies and accounting polices related to our use of foreign exchange forward contracts, see Note 6, Derivative Instruments and Hedging Activities.

The following table summarizes our foreign exchange activity:

December 31,	2010		2009
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts		Euros		Euros
to purchase foreign currencies	$73.5	Canadian dollars	$2.7	Swiss francs

Foreign exchange forward contracts to sell foreign currencies	$150.3	Canadian dollars	$106.3	Canadian dollars

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

The combined fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets was as follows:

December 31,	2010	2009
In millions of dollars

Fair value of foreign exchange forward contracts, net—asset (liability)	$2.0	$(4.8)

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, is as follows:

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars

Assets
Cash flow hedging derivatives	$9,485	$—	$9,485	$—

Liabilities
Cash flow hedging derivatives	$19,563	$3,233	$16,330	$—

As of December 31, 2010, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

As of December 31, 2010, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains. Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2010	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$509,799

Other comprehensive income (loss):
Foreign currency translation adjustments	$14,123	$—	14,123
Pension and post-retirement benefit plans	10,529	(5,399)	5,130
Cash flow hedges:
Gains on cash flow hedging derivatives	3,260	(2,259)	1,001
Reclassification adjustments	(52,634)	20,157	(32,477)

Total other comprehensive loss	$(24,722)	$12,499	(12,223)

Comprehensive income			$497,576

For the year ended December 31, 2009	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$435,994

Other comprehensive income (loss):
Foreign currency translation adjustments	$38,302	$—	38,302
Pension and post-retirement benefit plans	68,217	(29,574)	38,643
Cash flow hedges:
Gains on cash flow hedging derivatives	125,198	(46,941)	78,257
Reclassification adjustments	3,014	(1,152)	1,862

Total other comprehensive income	$234,731	$(77,667)	157,064

Comprehensive income			$593,058

For the year ended December 31, 2008	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$311,405

Other comprehensive income (loss):
Foreign currency translation adjustments	$(74,563)	$—	(74,563)
Pension and post-retirement benefit plans	(385,482)	150,694	(234,788)
Cash flow hedges:
Gains on cash flow hedging derivatives	17,886	(6,390)	11,496
Reclassification adjustments	(53,297)	19,223	(34,074)

Total other comprehensive loss	$(495,456)	$163,527	(331,929)

Comprehensive loss			$(20,524)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2010	2009
In thousands of dollars

Foreign currency translation adjustments	$22,672	$8,549
Pension and post-retirement benefit plans, net of tax	(270,580)	(275,710)
Cash flow hedges, net of tax	32,841	64,317

Total accumulated other comprehensive loss	$(215,067)	$(202,844)

10. INTEREST EXPENSE

Net interest expense consisted of the following:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Long-term debt and lease obligations	$91,144	$89,575	$88,726
Short-term debt	8,676	4,401	16,731
Capitalized interest	(2,116)	(2,640)	(5,779)

Interest expense, gross	97,704	91,336	99,678
Interest income	(1,270)	(877)	(1,802)

Interest expense, net	$96,434	$90,459	$97,876

In December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer. As a result of the repurchase, we recorded interest expense on long-term debt of $5.9 million, which represented the premium paid for the tender offer.

11. SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of 3 months or less. Our five-year unsecured revolving credit agreement expires in December 2012. The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1 at the end of each fiscal quarter. The credit agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2010, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $77.2 million in 2010 and $68.9 million in 2009.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $24.1 million in 2010 and 2009.

The maximum amount of our short-term borrowings during 2010 was $42.2 million. The weighted-average interest rate on short-term borrowings outstanding was 7.8% as of December 31, 2010 and 8.1% as of December 31, 2009. The lower rate as of December 31, 2010, was primarily associated with short-term borrowings of our international businesses, particularly in India.

We pay commitment fees to maintain our lines of credit. The average fee during 2010 was less than ..1% per annum of the commitment.

We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $2.2 million as of December 31, 2010 and $2.1 million as of December 31, 2009.

12. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2010	2009
In thousands of dollars

5.30% Notes due 2011	$250,000	$250,000
6.95% Notes due 2012	92,533	150,000
5.00% Notes due 2013	250,000	250,000
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	250,000
4.125% Notes due 2020	350,000	—
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Other obligations, net of unamortized debt discount	10,684	17,977

Total long-term debt	1,803,217	1,517,977
Less—current portion	261,392	15,247

Long-term portion	$1,541,825	$1,502,730

In December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer. As a result of the repurchase, we recorded interest expense of $5.9 million, which represented the premium paid in the tender offer. We used a portion of the proceeds from the $350 million of 4.125% Notes issued in December 2010 to fund the repurchase.

Aggregate annual maturities during the next five years are as follows:

•	2011—$261.4 million
•	2012—$93.7 million
•	2013—$250.1 million
•	2014—$0.1 million
•	2015—$250.1 million

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. INCOME TAXES

Our income (loss) before income taxes was as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Domestic	$839,012	$670,753	$568,282
Foreign	(30,148)	378	(76,260)

Income before income taxes	$808,864	$671,131	$492,022

The 2010 and 2008 foreign losses before income taxes were due primarily to the business realignment and impairment charges recorded during each year.

Our provision for income taxes was as follows:

For the years ended December 31,	2010	2009	2008
In thousands of dollars

Current:
Federal	$283,449	$235,282	$181,611
State	28,423	42,206	13,839
Foreign	5,847	(1,773)	2,292

Current provision for income taxes	317,719	275,715	197,742

Deferred:
Federal	(19,590)	(37,298)	(11,855)
State	(2,056)	(2,682)	1,843
Foreign	2,992	(598)	(7,113)

Deferred income tax benefit	(18,654)	(40,578)	(17,125)

Total provision for income taxes	$299,065	$235,137	$180,617

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets by $1.4 million as of December 31, 2010 and by $4.5 million as of December 31, 2009. We credited additional paid-in capital to reflect these income tax benefits. The deferred income tax benefit in 2010 primarily reflected the tax effect of charges for the Next Century program and the deferred income tax benefit in 2009 and 2008 primarily reflected the tax effect of the charges for the global supply chain transformation program recorded during the year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2010	2009
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$115,068	$122,815
Accrued expenses and other reserves	120,258	108,181
Stock-based compensation	72,498	70,224
Accrued trade promotion reserves	6,902	5,282
Net operating loss carryforwards	54,649	46,296
Other	5,598	9,075

Gross deferred tax assets	374,973	361,873
Valuation allowance	(64,799)	(54,935)

Total deferred tax assets	310,174	306,938

Deferred tax liabilities:
Property, plant and equipment, net	145,378	155,142
Derivative instruments	12,925	37,014
Pension	4,906	13,927
Acquired intangibles	35,631	34,188
Inventories	25,746	16,825
Other	8,441	5,621

Total deferred tax liabilities	233,027	262,717

Net deferred tax assets	$(77,147)	$(44,221)

Included in:
Current deferred tax assets, net	$(55,760)	$(39,868)
Non-current deferred tax assets, net	(21,387)	(4,353)

Net deferred tax assets	$(77,147)	$(44,221)

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowances as of December 31, 2010 and 2009 were primarily related to tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 9, Comprehensive Income.

The following table reconciles the Federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.8	3.0	2.2
Qualified production income deduction	(2.4)	(1.7)	(1.7)
Business realignment and impairment charges	1.8	(.5)	.7
International operations	.4	(.1)	1.3
Other, net	(.6)	(.7)	(.8)

Effective income tax rate	37.0%	35.0%	36.7%

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate for 2010 was higher by 1.8 percentage points, the effective income tax rate for 2009 was lower by 0.5 percentage points, and the effective income tax rate for 2008 was higher by 0.7 percentage points resulting from the impact of tax rates associated with business realignment and impairment charges. The effect of international operations varied based on the taxable income (loss) of our entities outside of the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2010	2009
In thousands of dollars

Balance at beginning of year	$63,005	$58,000
Additions for tax positions taken during prior years	1,980	13,399
Reductions for tax positions taken during prior years	(2,053)	(8,246)
Additions for tax positions taken during the current year	5,165	11,781
Settlements	(2,975)	(4,689)
Expiration of statutes of limitations	(7,118)	(7,240)

Balance at end of year	$58,004	$63,005

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $39.1 million as of December 31, 2010 and $41.5 million as of December 31, 2009.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized expense of $2.3 million in 2010, a benefit of $2.9 million in 2009 and expense of $4.7 million in 2008 for interest and penalties. Accrued interest and penalties were $17.8 million as of December 31, 2010, and $21.1 million as of December 31, 2009.

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

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. During the second quarter of 2009, the U.S. Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for 2005 and 2006 resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years. During the fourth quarter of 2009, the IRS commenced its audit of our U.S. income tax returns for 2007 and 2008 and we expect the audit to conclude in 2011. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2006. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004. During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $17.6 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

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

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$957,538	$963,597	$324,613	$315,400
Service cost	28,287	25,877	1,385	1,529
Interest cost	53,500	58,435	16,254	18,704
Actuarial loss (gain)	71,171	106,489	(15,055)	11,012
Settlement	(247)	(155,625)	—	—
Medicare drug subsidy	—	—	671	(629)
Currency translation and other	3,512	10,712	753	1,829
Benefits paid	(63,995)	(51,947)	(22,321)	(23,232)

Projected benefits obligation at end of year	1,049,766	957,538	306,300	324,613

Change in plan assets
Fair value of plan assets at beginning of year	942,445	922,807	—	—
Actual return on plan assets	112,824	161,613	—	—
Employer contribution	6,073	54,457	21,650	23,861
Settlement	(247)	(155,625)	—	—
Medicare drug subsidy	—	—	671	(629)
Currency translation and other	3,218	11,140	—	—
Benefits paid	(63,995)	(51,947)	(22,321)	(23,232)

Fair value of plan assets at end of year	1,000,318	942,445	—	—

Funded status at end of year	$(49,448)	$(15,093)	$(306,300)	$(324,613)

The accumulated benefit obligation for all defined benefit pension plans was $1.0 billion as of December 31, 2010 and $927.0 million as of December 31, 2009.

We made total contributions to the pension plans of $6.1 million during 2010. In 2009, we made total contributions of $54.5 million to the pension plans. For 2011, there will be no significant minimum funding requirements for our pension plans.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009
In thousands of dollars

Other assets	$25,886	$41,350	$—	$—
Accrued liabilities	(14,050)	(5,720)	(28,337)	(31,340)
Other long-term liabilities	(61,284)	(50,723)	(277,963)	(293,273)

Total	$(49,448)	$(15,093)	$(306,300)	$(324,613)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2010	2009	2010	2009
In thousands of dollars

Actuarial net (loss) gain	$(280,936)	$(276,679)	$5,118	$(3,780)
Net prior service credit	4,265	3,607	973	1,142

Total	$(276,671)	$(273,072)	$6,091	$(2,638)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2010	2009
In thousands of dollars

Projected benefit obligation	$81,867	$69,482
Accumulated benefit obligation	69,591	59,246
Fair value of plan assets	15,427	15,354

Components of Net Periodic Benefit Cost (Income) and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit cost (income) for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2010	2009	2008	2010	2009	2008
In thousands of dollars

Service cost	$28,287	$25,877	$29,601	$1,385	$1,529	$1,752
Interest cost	53,500	58,435	59,409	16,254	18,704	20,299
Expected return on plan assets	(76,121)	(70,569)	(107,518)	—	—	—
Amortization of prior service cost (credit)	1,142	1,204	1,285	(278)	(474)	(458)
Amortization of net loss (gain)	28,522	33,603	(520)	(135)	(155)	(3)
Administrative expenses	412	321	383	261	281	288

Net periodic benefit cost (income)	35,742	48,871	(17,360)	17,487	19,885	21,878
Special termination benefits	—	—	173	—	—	—
Settlement loss	16	60,496	15,297	—	—	—

Total amount reflected in earnings	$35,758	$109,367	$(1,890)	$17,487	$19,885	$21,878

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The special termination benefits charges and settlement losses recorded in 2009 and 2008 were primarily related to the global supply chain transformation program. We discuss the global supply chain transformation program in Note 3, Business Realignment and Impairment Charges.

Amounts recognized in other comprehensive loss (income) and net periodic benefit cost (income) before tax for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2010	2009	2008	2010	2009	2008
In thousands of dollars

Actuarial net loss (gain)	$5,308	$(78,654)	$428,276	$(15,044)	$11,167	$(42,311)
Prior service (credit) cost	(1,086)	(1,204)	(941)	293	474	458

Total recognized in other comprehensive loss (income)	$4,222	$(79,858)	$427,335	$(14,751)	$11,641	$(41,853)

Total recognized in net periodic benefit cost (income) and other comprehensive loss (income)	$39,964	$(30,987)	$409,975	$2,736	$31,526	$(19,975)

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost (income) over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$29,052	$(23)

Amortization of prior service cost (credit)	$1,006	$(276)

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2010 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.2%	5.7%	5.2%	5.7%
Rate of increase in compensation levels	4.9%	4.8%	N/A	N/A

For measurement purposes as of December 31, 2010, we assumed a 10.0% annual rate of increase in the per capita cost of covered health care benefits for 2011, grading down to 5.0% by 2018.

For measurement purposes as of December 31, 2009, we assumed a 9.0% annual rate of increase in the per capita cost of covered health care benefits for 2010, grading down to 5.0% by 2018.

Certain weighted-average assumptions used in computing net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2010	2009	2008	2010	2009	2008

Discount rate	5.7%	6.4%	6.3%	5.7%	6.4%	6.3%
Expected long-term return on plan assets	8.5%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.8%	4.8%	4.7%	N/A	N/A	N/A

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We based the asset return assumption of 8.5% for 2010, 2009 and 2008 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The historical geometric average return over the 23 years prior to December 31, 2010, was approximately 8.5%. During 2011, we will be reducing the expected return on plan assets assumption to 8.0%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars

Effect on total service and interest cost components	$299	$(269)
Effect on post-retirement benefit obligation	5,747	(5,167)

Plan Assets

We broadly diversify our pension plan assets across domestic and international common stock and fixed income asset classes. Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Target Allocation 2010
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2010, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2010:

In thousands of dollars	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2010
Cash and cash equivalents	$131	$9,885	$—	$10,016
Equity securities:
U.S. all-cap(a)	19,928	132,633	—	152,561
U.S. large-cap(b)	131,494	329	—	131,823
U.S. small/mid-cap	20,325	762	—	21,087
International all-cap(c)	154,191	3,368	—	157,559
Global all-cap(d)	210,128	11,554	—	221,682
Domestic real estate	19,568	1,123	—	20,691
Fixed income securities:
U.S. government/agency	52,199	31,743	—	83,942
Corporate bonds(e)	43,084	36,679	—	79,763
Collateralized obligations(f)	32,594	31,096	—	63,690
International government/corporate bonds(g)	25,775	31,729	—	57,504

Total Investments	$709,417	$290,901	$—	$1,000,318

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2009:

In thousands of dollars	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2009
Cash and cash equivalents	$15,591	$11,769	$—	$27,360
Equity securities:
U.S. all-cap(a)	77,739	141,741	—	219,480
U.S. large-cap(b)	75,226	112	—	75,338
U.S. small/mid-cap	16,582	483	—	17,065
International all-cap(c)	125,718	—	—	125,718
Global all-cap(d)	164,695	—	—	164,695
Domestic real estate	15,650	227	—	15,877
Fixed income securities:
U.S. government/agency	58,910	31,704	—	90,614
Corporate bonds(e)	58,655	10,937	—	69,592
Collateralized obligations(f)	51,264	11,220	—	62,484
International government/corporate bonds(g)	34,082	40,140	—	74,222

Total Investments	$694,112	$248,333	$—	$942,445

(a)	This category comprises equity funds that track the Russell 3000 index.
(b)	This category comprises equity funds that track the S&P 500 and/or Russell 1000 indices.
(c)	This category comprises equity funds that track the MSCI World Ex-US index.
(d)	This category comprises equity funds that track the MSCI World index.
(e)	This category comprises fixed income funds primarily invested in investment grade bonds.
(f)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(g)	This category comprises fixed income funds invested in Canadian and other international bonds.

The fair value of the Level 1 assets was based on quoted market prices in active markets for the identical assets. The fair value of the Level 2 assets was provided by asset management entities and was calculated by aggregating market prices for all underlying securities.

Investment objectives for our domestic plan assets are:

•	To optimize the long-term return on plan assets at an acceptable level of risk;

•	To maintain a broad diversification across asset classes;

•	To maintain careful control of the risk level within each asset class; and

•	To focus on a long-term return objective.

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2010. We comply with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows

Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2011	2012	2013	2014	2015	2016–2020
In thousands of dollars

Pension Benefits	$104,052	$56,544	$57,203	$61,591	$71,544	$441,919
Other Benefits	28,303	27,735	27,310	26,782	25,928	109,480

15. SAVINGS PLANS

The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Beginning in 2008, the defined maximum was increased for certain domestic union hourly employees. Expense associated with the defined contribution plans was $27.6 million in 2010, $24.0 million in 2009 and $22.1 million in 2008.

16. CAPITAL STOCK AND NET INCOME PER SHARE

We had 1,055,000,000 authorized shares of capital stock as of December 31, 2010. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2010, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 227,030,232 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the 3 year period ended December 31, 2010.

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

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2010, 2,489 shares of Class B Stock were converted into Common Stock. During 2009, 2,000 shares were converted and during 2008, 95,419 shares were converted.

Changes in outstanding Common Stock for the past 3 years were as follows:

For the years ended December 31,	2010	2009	2008
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(131,903,468)	(132,866,673)	(132,851,893)
Stock repurchases:
Stock options and benefits	(3,932,373)	(252,006)	(1,609,612)
Stock issuances:
Stock options and benefits	2,964,329	1,215,211	1,594,832

Treasury shares at end of year	(132,871,512)	(131,903,468)	(132,866,673)

Net shares outstanding at end of year	227,030,232	227,998,276	227,035,071

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2010	2009	2008
In thousands except per share amounts

Net income	$509,799	$435,994	$311,405

Weighted-average shares—Basic
Common Stock	167,032	167,136	166,709
Class B Stock	60,708	60,709	60,777

Total weighted-average shares—Basic	227,740	227,845	227,486

Effect of dilutive securities:
Employee stock options	1,852	781	884
Performance and restricted stock units	721	369	327

Weighted-average shares—Diluted	230,313	228,995	228,697

Earnings Per Share—Basic
Common Stock	$2.29	$1.97	$1.41

Class B Stock	$2.08	$1.77	$1.27

Earnings Per Share—Diluted
Common Stock	$2.21	$1.90	$1.36

Class B Stock	$2.07	$1.77	$1.27

For the year ended December 31, 2010, 8.7 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2009, 17.1 million stock options were not included, and in 2008, 12.7 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

Milton Hershey School Trust

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, as institutional fiduciary for estates and trusts unrelated to Milton Hershey School, and as direct owner of investment shares, held 13,187,786 shares of our Common Stock as of December 31, 2010. As Trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2010, and was entitled to cast approximately 80% of the total votes of both classes of our common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of our Company.

Stockholder Protection Rights Agreement

In December 2000, our Board of Directors unanimously adopted a Stockholder Protection Rights Agreement and declared a dividend of 1 right (“Right”) for each outstanding share of Common Stock and Class B Stock payable to stockholders of record at the close of business on December 26, 2000. The Rights at no time had voting power or received dividends. The issuance of the Rights had no dilutive effect, did not affect reported earnings per share and was not taxable. The Rights did not change the manner in which our Common Stock was traded. The Rights expired on December 15, 2010.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of performance stock unit and restricted stock unit awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and restricted stock units awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan. As of December 31, 2010, 52.0 million shares were authorized and approved by our stockholders for grants under the EICP.

In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan. This grant provided over 13,000 eligible employees with 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of 10 years and vested on July 19, 2009.

The following table summarizes our compensation costs:

For the years ended December 31,	2010	2009	2008
In millions of dollars

Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$49.5	$53.8	$36.3
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$17.4	$19.1	$13.1

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense.

The decrease in share-based compensation expense from 2009 to 2010 was due to higher performance expectation adjustments for our performance stock unit awards in 2009 and higher forfeitures in 2010. The increase in share-based compensation expense from 2008 to 2009 resulted from higher performance expectations for our performance stock unit awards.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth information about the weighted-average fair value of options granted to employees during the year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2010	2009	2008
Dividend yields	3.2%	3.3%	2.4%
Expected volatility	21.7%	21.6%	18.1%
Risk-free interest rates	3.1%	2.1%	3.1%
Expected lives in years	6.5	6.6	6.6

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the estimated average price of our Common Stock for the comparable periods;

•	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;

•	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the option; and

•	“Expected lives” means the period of time that options granted are expected to be outstanding based primarily on historical data.

Stock Options

The exercise price of each option awarded under the EICP equals the closing price of our Common Stock on the New York Stock Exchange on the date of grant. Prior to approval by our stockholders of the EICP on April 17, 2007, the exercise price of stock options granted under the former Key Employee Incentive Plan was determined as the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted. Each option has a maximum term of 10 years. Options granted to executives and key employees prior to January 1, 2000, vested at the end of the second year after grant. The grants provide for pro-rated vesting over four years.

For the years ended December 31,	2010	2009	2008
In millions of dollars

Compensation amount charged against income for stock options	$20.3	$23.8	$27.2
Compensation cost reductions related to stock option forfeitures associated with the GSCT	$—	$.3	$.6

Over the three-year period ended December 31, 2010, compensation costs have decreased. The decline was primarily associated with the worldwide stock option grant of 2004. This grant vested in July 2009 and, therefore, compensation cost was recorded for only seven months in 2009 compared with twelve months in 2008. In addition, we granted more restricted stock units in 2009 and 2010 in place of stock options. This resulted in a decrease in stock options expense, offset by an increase in compensation costs associated with restricted stock units.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our Company’s stock options and changes during the years ending on those dates follows:

Stock Options	2010		2009		2008
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	18,230,439	$41.63	16,671,643	$42.08	13,889,116	$43.26
Granted	2,828,800	$39.61	3,196,950	$34.95	4,468,494	$35.95
Exercised	(2,646,860)	$34.74	(1,069,137)	$26.49	(1,196,417)	$30.92
Forfeited	(415,297)	$46.26	(569,017)	$45.86	(489,550)	$46.83

Outstanding at end of year	17,997,082	$42.21	18,230,439	$41.63	16,671,643	$42.08

Options exercisable at year-end	10,507,127	$45.13	10,628,081	$43.79	8,752,201	$40.91

Weighted-average fair value of options granted during the year (per share)	$6.86		$5.32		$6.20

For the years ended December 31,	2010	2009	2008
In millions of dollars

Intrinsic value of options exercised	$30.2	$12.9	$10.0

The aggregate intrinsic value of options outstanding as of December 31, 2010 was $131.7 million. The aggregate intrinsic value of exercisable options as of December 31, 2010 was $60.7 million.

As of December 31, 2010, there was $23.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP. We expect to recognize that cost over a weighted-average period of 2.2 years.

The following table summarizes information about stock options outstanding as of December 31, 2010:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number Outstanding as of 12/31/10	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/10	Weighted- Average Exercise Price
$ 31.25 - $35.85	4,397,259	5.9	$34.33	2,146,323	$33.76
$ 35.87 - $39.57	7,681,884	7.0	$37.51	3,031,925	$36.97
$ 39.67 - $64.65	5,917,939	5.1	$54.18	5,328,879	$54.36

$ 31.25 - $64.65	17,997,082	6.1	$42.21	10,507,127	$45.13

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

The performance scores for 2008 through 2010 grants of performance stock units can range from 0% to 250% of the targeted amounts. There were also additional grants of 2008 performance stock units (“2008 supplemental grants”) which were supplements to the 2007 grants. The performance scores for the 2008 supplemental grants could range from 0% to 150%. The 2008 supplemental grants vested as of December 31, 2009, and were paid in 2010. No payment was earned for the 2007 grants.

We recognize the compensation cost associated with performance stock units ratably over the 3-year term, except for the 2008 supplemental grants. The compensation cost for the 2008 supplemental grants was recognized over 2 years. Compensation cost is based on the grant date fair value for the 2006 through 2010 grants because those grants can only be settled in shares of our Common Stock. Compensation cost for the 2005 grants was based on the year-end market value of the stock because those grants could be settled in cash or in shares of our Common Stock.

In 2010, 2009 and 2008, we awarded restricted stock units to certain executive officers and other key employees under the EICP. We also awarded restricted stock units quarterly to non-employee directors.

We recognize the compensation cost associated with employee restricted stock units over a specified restriction period based on the grant date fair value or year-end market value of the stock. We recognize expense for employee restricted stock units based on the straight-line method. We recognize the compensation cost associated with non-employee director restricted stock units at the grant date.

For the years ended December 31,	2010	2009	2008
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$29.2	$30.0	$9.1

Compensation expense for stock units was higher in 2009 and 2010 because of increased performance expectations for the performance stock units. In addition, compensation expense was higher due to an increase in restricted stock units granted in place of stock options. The amount was offset in 2009 and 2010 by a decrease in compensation costs for stock options and forfeitures in 2010.

Performance stock units and restricted stock units granted for potential future distribution were as follows:

For the years ended December 31,	2010	2009	2008
Units granted	650,407	583,864	541,623
Weighted-average fair value at date of grant	$39.32	$35.09	$37.78

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2010 and the change during 2010 follows:

Performance Stock Units and Restricted Stock Units	2010	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,530,464	$37.11
Granted	650,407	$39.32
Performance assumption change	313,340	$35.87
Vested	(385,195)	$38.15
Forfeited	(74,564)	$38.17

Outstanding at end of year	2,034,452	$37.82

As of December 31, 2010, there was $32.8 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units. We expect to recognize that cost over a weighted-average period of 2.1 years.

For the years ended December 31,	2010	2009	2008
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$16.5	$9.9	$10.3

The increase in share-based liability payments from 2009 to 2010 related to vesting of restricted stock units awarded in 2008 and 2009.

Deferred performance stock units, deferred restricted stock units, deferred directors’ fees and accumulated dividend amounts totaled 451,822 units as of December 31, 2010.

We did not have any stock appreciation rights that were outstanding as of December 31, 2010.

18. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with McLane Company, Inc. and Wal-Mart Stores, Inc. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. As of December 31, 2010, McLane Company, Inc. accounted for approximately 16.1% of our total accounts receivable. Wal-Mart Stores, Inc. accounted for approximately 14.5% of our total accounts receivable as of December 31, 2010. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts Receivable-Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $19.5 million as of December 31, 2010. Allowances and discounts were $20.8 million as of December 31, 2009.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $292.7 million as of December 31, 2010 and $308.6 million as of December 31, 2009. The net impact of LIFO acquisitions and liquidations during 2010 was not material. During 2009, a reduction in inventories related to working capital initiatives resulted in a liquidation of applicable LIFO inventory quantities carried at lower costs in prior years. The LIFO liquidation resulted in a cost of sales decrease of $12.7 million in 2009, with a corresponding reduction to the adjustment to LIFO. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2010	2009
In thousands of dollars

Raw materials	$209,058	$246,572
Goods in process	73,068	84,000
Finished goods	404,666	376,573

Inventories at FIFO	686,792	707,145
Adjustment to LIFO	(153,170)	(187,433)

Total inventories	$533,622	$519,712

Property, Plant and Equipment

The property, plant and equipment balance included construction in progress of $179.8 million as of December 31, 2010 and $78.9 million as of December 31, 2009. Major classes of property, plant and equipment were as follows:

December 31,	2010	2009
In thousands of dollars

Land	$71,060	$70,388
Buildings	843,094	807,155
Machinery and equipment	2,410,609	2,365,325

Property, plant and equipment, gross	3,324,763	3,242,868
Accumulated depreciation	(1,887,061)	(1,838,101)

Property, plant and equipment, net	$1,437,702	$1,404,767

During 2010, we recorded accelerated depreciation of property, plant and equipment of $12.4 million associated with our Next Century program. As of December 31, 2010, certain real estate with a carrying value or fair value less cost to sell, if lower, of $10.4 million was being held for sale. These assets were associated with the closure of facilities as part of our global supply chain transformation program.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2010	2009
In thousands of dollars

Unamortized intangible assets:
Goodwill balance at beginning of year	$571,580	$554,677
Goodwill acquired during year and other adjustments	—	1,767
Effect of foreign currency translation	5,467	15,136
Impairment charge	(52,913)	—

Goodwill balance at end of year	$524,134	$571,580

Trademarks	$91,305	$91,305
Amortized intangible assets, gross:
Customer-related	33,926	33,926
Intangible asset associated with cooperative agreement with Bauducco	13,683	13,683
Patents	8,317	8,317
Effect of foreign currency translation	(1,328)	(3,368)

Total other intangible assets, gross	145,903	143,863
Accumulated amortization	(22,823)	(18,343)

Other intangibles	$123,080	$125,520

We recorded a non-cash goodwill impairment charge of $52.9 million to reduce the carrying value of Godrej Hershey Ltd. to its fair value. The share of the charge associated with the noncontrolling interests was $8.2 million. For more information, see Note 1. Summary of Significant Accounting Policies under Goodwill and Other Intangible Assets.

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined that none of our goodwill or other intangible assets were impaired as of December 31, 2010.

In January 2008, Hershey do Brasil entered into a cooperative agreement with Bauducco. In the first quarter of 2008, we received approximately $2.0 million in cash and recorded an other intangible asset of $13.7 million associated with the cooperative agreement with Bauducco in exchange for our conveying to Bauducco a 49% interest in Hershey do Brasil.

The useful lives of trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately 12 years. We amortize patents over their remaining legal lives of approximately 8 years. Total amortization expense for other intangible assets was $4.5 million in 2010, $4.2 million in 2009 and $4.1 million in 2008.

Estimated annual amortization expense for other intangible assets over the next five years is $4.5 million for 2011 through 2014, declining to $3.8 million in 2015.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2010	2009
In thousands of dollars

Payroll, compensation and benefits	$219,353	$213,715
Advertising and promotion	210,543	202,547
Other	163,412	130,200

Total accrued liabilities	$593,308	$546,462

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2010	2009
In thousands of dollars

Accrued post-retirement benefits	$277,963	$293,273
Other	216,498	208,061

Total other long-term liabilities	$494,461	$501,334

19. SEGMENT INFORMATION

We operate as a single reportable segment in manufacturing, marketing, selling and distributing various package types of chocolate and sugar confectionery products, pantry items and gum and mint refreshment products under more than 80 brand names. Our five operating segments comprise geographic regions including the United States, Canada, Mexico, Brazil and other international locations, such as India, Korea, Japan, the Middle East, China and the Philippines. We market our products in approximately 60 countries worldwide.

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

The percentage of total consolidated net sales for businesses outside of the United States was 15.2% for 2010, 14.3% for 2009 and 14.4% for 2008. The percentage of total consolidated assets outside of the United States as of December 31, 2010 was 14.8%, and 17.5% as of December 31, 2009.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.3 billion in 2010, $1.4 billion in 2009 and $1.3 billion in 2008. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2010	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,407,843	$1,233,242	$1,547,115	$1,482,809
Gross profit	593,980	546,538	655,220	619,470
Net income	147,394	46,723	180,169	135,513
Per share—Basic—Class B Common Stock	.60	.19	.74	.55
Per share—Diluted—Class B Common Stock	.60	.19	.73	.55
Per share—Basic—Common Stock	.66	.21	.81	.61
Per share—Diluted—Common Stock	.64	.20	.78	.59

Year 2009	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,236,031	$1,171,183	$1,484,118	$1,407,336
Gross profit	440,228	453,290	589,098	570,521
Net income	75,894	71,298	162,023	126,779
Per share—Basic—Class B Common Stock	.31	.29	.66	.51
Per share—Diluted—Class B Common Stock(a)	.31	.29	.65	.51
Per share—Basic—Common Stock(a)	.34	.32	.73	.57
Per share—Diluted—Common Stock	.33	.31	.71	.55

(a)	Quarterly income per share amounts do not total to the annual amounts due to changes in weighted-average shares outstanding during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

David J. West Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited The Hershey Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hershey Company as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 18, 2011

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

Our Executive Officers as of February 9, 2011

Name	Age	Positions Held During the Last Five Years
David J. West	47	President and Chief Executive Officer (December 2007); President (October 2007); Executive Vice President, Chief Operating Officer (and Chief Financial Officer until July 2007, when his successor to that position was elected) (January 2007); Senior Vice President, Chief Financial Officer (January 2005)
John P. Bilbrey	54	Executive Vice President, Chief Operating Officer (November 2010); Senior Vice President, President Hershey North America (December 2007); Senior Vice President, President International Commercial Group (November 2005)
Humberto P. Alfonso(1)	53	Senior Vice President, Chief Financial Officer (July 2007); Vice President, Finance and Planning, North American Commercial Group (October 2006); Vice President, Finance and Planning, U.S. Commercial Group (July 2006)
C. Daniel Azzara	56	Senior Vice President, Global Research and Development (January 2011); Vice President, Global Research and Development (April 2007); Vice President, Global Innovation and Quality (October 2005)
Michele G. Buck	49	Senior Vice President, Global Chief Marketing Officer (December 2007); Senior Vice President, Chief Marketing Officer, U.S. Commercial Group (November 2005)
Javier H. Idrovo(2)	43	Senior Vice President, Strategy and Business Development (December 2008)
Terence L. O’Day(3)	61	Senior Vice President, Global Operations (December 2008)
Burton H. Snyder	63	Senior Vice President, General Counsel and Secretary (November 2003)
David W. Tacka	57	Vice President, Chief Accounting Officer (February 2004)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. Alfonso was elected Vice President, Finance and Planning, U.S. Commercial Group effective July 17, 2006. Prior to joining our Company he was Executive Vice President Finance, Chief Financial Officer, Americas Beverages, Cadbury Schweppes (March 2005).
(2)	Mr. Idrovo was elected Senior Vice President, Strategy and Business Development effective December 2, 2008. Prior to joining our Company he was President, Dole Packaged Foods, LLC (January 2006).
(3)	Mr. O’Day was elected Senior Vice President, Global Operations effective December 2, 2008. Prior to joining our Company he was Executive Vice President and Chief Operating Officer of Mannatech, Inc. (June 2006); Executive Vice President Operations, Refrigerated Foods, Conagra Refrigerated Foods Companies (January 2001).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and executive officers as a group, is set forth in the section entitled “Ownership of the Company’s Securities” in the Proxy Statement, which information is incorporated herein by reference.

(b)	Information about the Company’s Common Stock that may be issued under equity compensation plans as of December 31, 2010 is set forth in the Proxy Statement in the section entitled “Proposal No. 5–Approval of the Amended and Restated Equity and Incentive Compensation Plan,” which information is incorporated herein by reference.

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

Item 15(a)(2): Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts (see Page 110) for our Company and its subsidiaries for the years ended December 31, 2010, 2009 and 2008 is filed as required by Item 15(c).

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

Item 15(a)(3): Exhibits

The following items are attached or incorporated by reference in response to Item 15(c):

Articles of Incorporation and By-laws

3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005. The By-laws, as amended and restated as of October 5, 2010, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed October 7, 2010.

Instruments defining the rights of security holders, including indentures

4.1	The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 5.300% Notes due 2011

2) 6.95% Notes due 2012

3) 5.00% Notes due 2013

4) 4.850% Notes due 2015

5) 5.450% Notes due 2016

6) 4.125% Notes due 2020

7) 8.8% Debentures due 2021

8) 7.2% Debentures due 2027

9) Other Obligations

We will furnish copies of the above debt instruments to the Commission upon request.

Material contracts

10.1	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Societe des Produits Nestle SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.2	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Ireland Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.3	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited (now Cadbury UK Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.4	Trademark and Technology License Agreement between Huhtamaki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Five Year Credit Agreement dated as of December 8, 2006 among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Citibank, N.A., as administrative agent for the Lenders (as defined therein), Bank of America, N.A., as syndication agent, UBS Loan Finance LLC, as documentation agent, and Citigroup Global Markets, Inc. and Banc of America Securities LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed December 11, 2006.

10.6	Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.7	Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

Executive Compensation Plans and Management Contracts

10.8	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.

10.9	The Company’s Equity and Incentive Compensation Plan, as approved by our stockholders on April 17, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 20, 2007.

10.10	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.

10.11	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of July 1, 2009, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2009.

10.12	First Amendment to The Hershey Company Executive Benefits Protection Plan (Group 3A), Amended and Restated as of July 1, 2009, is incorporated by reference from Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

10.13	The Company’s Deferred Compensation Plan, Amended and Restated as of October 1, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.14	First Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.15	Second Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.16	Executive Confidentiality and Restrictive Covenant Agreement is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.17	Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.18	The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.19	First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.20	The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.21	The Amended and Restated Executive Employment Agreement between the Company and David J. West, dated as of October 2, 2007, is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.22	First Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of February 13, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.23	Second Amendment to Amended and Restated Executive Employment Agreement between the Company and David J. West, effective as of December 29, 2008, is incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.24	Letter confirming changes to compensation of Burton H. Snyder, dated June 16, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.25	The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.26	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 25, 2010.

Broad Based Equity Compensation Plans

10.27	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12.1	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006 is attached hereto and filed as Exhibit 12.1.

21.1	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.1.

23.1	Independent Auditors’ Consent

The consent dated February 18, 2011 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February, 2011.

THE HERSHEY COMPANY (Registrant)

By:	/S/ HUMBERTO P. ALFONSO
Humberto P. Alfonso Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DAVID J. WEST (David J. West)	Chief Executive Officer and Director	February 18, 2011

/S/ HUMBERTO P. ALFONSO (Humberto P. Alfonso)	Chief Financial Officer	February 18, 2011

/S/ DAVID W. TACKA (David W. Tacka)	Chief Accounting Officer	February 18, 2011

/S/ PAMELA M. ARWAY (Pamela M. Arway)	Director	February 18, 2011

/S/ ROBERT F. CAVANAUGH (Robert F. Cavanaugh)	Director	February 18, 2011

/S/ CHARLES A. DAVIS (Charles A. Davis)	Director	February 18, 2011

/S/ JAMES E. NEVELS (James E. Nevels)	Director	February 18, 2011

/S/ THOMAS J. RIDGE (Thomas J. Ridge)	Director	February 18, 2011

/S/ DAVID L. SHEDLARZ (David L. Shedlarz)	Director	February 18, 2011

/S/ LEROY S. ZIMMERMAN (LeRoy S. Zimmerman)	Director	February 18, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

Under date of February 18, 2011, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2010, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/    KPMG LLP

New York, New York

February 18, 2011

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2010: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$15,721	$5,873	$—	$(6,404)	$15,190

Year Ended December 31, 2009: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$16,594	$4,243	$—	$(5,116)	$15,721

Year Ended December 31, 2008: Reserves deducted in the consolidated balance sheet from the assets to which they apply
Accounts Receivable—Trade	$17,807	$3,968	$—	$(5,181)	$16,594

(a)	Includes recoveries of amounts previously written off and amounts related to acquired businesses.

CERTIFICATION

I, David J. West, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

David J. West Chief Executive Officer February 18, 2011

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

Humberto P. Alfonso Chief Financial Officer February 18, 2011