Form 10-Q
period 2011-04-03
HERSHEY CO
filed 2011-05-11
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock, $1 par value – 164,872,390 shares, as of April 22, 2011.  Class B Common Stock,
$1 par value – 60,632,467 shares, as of April 22, 2011.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Income
Three months ended April 3, 2011 and April 4, 2010	3

Consolidated Balance Sheets
April 3, 2011 and December 31, 2010	4

Consolidated Statements of Cash Flows
Three months ended April 3, 2011 and April 4, 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	18

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	22

Item 4. Controls and Procedures	23

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	24

Item 6. Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	April 3, 2011	April 4, 2010

Net Sales	$1,564,223	$1,407,843

Costs and Expenses:
Cost of sales	908,038	813,863
Selling, marketing and administrative	377,798	340,646
Business realignment and impairment charges, net	1,838	-

Total costs and expenses	1,287,674	1,154,509

Income before Interest and Income Taxes	276,549	253,334

Interest expense, net	24,477	23,749

Income before Income Taxes	252,072	229,585

Provision for income taxes	91,957	82,191

Net Income	$160,115	$147,394

Earnings Per Share - Basic - Class B Common Stock	$.65	$.60

Earnings Per Share - Diluted - Class B Common Stock	$.65	$.60

Earnings Per Share - Basic - Common Stock	$.72	$.66

Earnings Per Share - Diluted - Common Stock	$.70	$.64

Average Shares Outstanding - Basic - Common Stock	166,452	167,257

Average Shares Outstanding - Basic - Class B Common Stock	60,682	60,709

Average Shares Outstanding - Diluted	230,194	229,551

Cash Dividends Paid Per Share:
Common Stock	$.3450	$.3200
Class B Common Stock	$.3125	$.2900

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	April 3, 2011	December 31, 2010

Current Assets:
Cash and cash equivalents	$752,266	$884,642
Accounts receivable - trade	433,519	390,061
Inventories	535,520	533,622
Deferred income taxes	61,260	55,760
Prepaid expenses and other	171,956	141,132
Total current assets	1,954,521	2,005,217
Property, Plant and Equipment, at cost	3,374,832	3,324,763
Less-accumulated depreciation and amortization	(1,931,011)	(1,887,061)
Net property, plant and equipment	1,443,821	1,437,702
Goodwill	527,019	524,134
Other Intangibles	122,712	123,080
Deferred Income Taxes	21,460	21,387
Other Assets	165,622	161,212
Total assets	$4,235,155	$4,272,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$381,504	$410,655
Accrued liabilities	547,189	593,308
Accrued income taxes	76,734	9,402
Short-term debt	24,474	24,088
Current portion of long-term debt	261,031	261,392
Total current liabilities	1,290,932	1,298,845
Long-term Debt	1,540,924	1,541,825
Other Long-term Liabilities	494,315	494,461
Total liabilities	3,326,171	3,335,131
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2011 and 2010	-	-
Common Stock, shares issued: 299,269,277 in 2011 and 299,195,325 in 2010	299,269	299,195
Class B Common Stock, shares issued: 60,632,467 in 2011 and 60,706,419 in 2010	60,632	60,706
Additional paid-in capital	438,371	434,865
Retained earnings	4,458,210	4,374,718
Treasury-Common Stock shares at cost: 134,509,270 in 2011 and 132,871,512 in 2010	(4,175,325)	(4,052,101)
Accumulated other comprehensive loss	(205,740)	(215,067)
The Hershey Company stockholders’ equity	875,417	902,316
Noncontrolling interests in subsidiaries	33,567	35,285
Total stockholders' equity	908,984	937,601
Total liabilities and stockholders' equity	$4,235,155	$4,272,732

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Cash Flows Provided from (Used by) Operating Activities
Net Income	$160,115	$147,394
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	51,054	47,330
Stock-based compensation expense, net of tax of $5,520 and $5,017, respectively	9,604	8,996
Excess tax benefits from exercise of stock options	(3,818)	(1,293)
Deferred income taxes	(272)	1,836
Business realignment and impairment charges, net of tax of $3,594	6,117	-
Contributions to pension plans	(1,299)	(1,317)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(43,458)	(855)
Inventories	10,302	75,658
Accounts payable	3,135	6,288
Other assets and liabilities	(32,102)	(102,851)
Net Cash Flows Provided from Operating Activities	159,378	181,186

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(77,486)	(30,603)
Capitalized software additions	(4,119)	(4,946)
Proceeds from sales of property, plant and equipment	174	172
Business acquisition	(5,750)	-
Net Cash Flows (Used by) Investing Activities	(87,181)	(35,377)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	670	18,845
Repayment of long-term debt	(1,496)	(1,833)
Cash dividends paid	(76,623)	(70,906)
Exercise of stock options	62,007	21,125
Excess tax benefits from exercise of stock options	3,818	1,293
Repurchase of Common Stock	(192,949)	(64,152)
Net Cash Flows (Used by) Financing Activities	(204,573)	(95,628)

(Decrease) Increase in Cash and Cash Equivalents	(132,376)	50,181
Cash and Cash Equivalents, beginning of period	884,642	253,605

Cash and Cash Equivalents, end of period	$752,266	$303,786

Interest Paid	$41,923	$45,029

Income Taxes Paid	$15,692	$29,576

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION

Our unaudited consolidated financial statements provided in this report include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions.  We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary.  We prepared these statements in accordance with the instructions to Form 10-Q.  The financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim reporting.  These statements do not include all of the information and footnotes required by GAAP for complete financial statements.

Our significant interim accounting policies include the recognition of a pro rata share of certain estimated annual amounts primarily for raw material purchase price variances, advertising expense, incentive compensation expenses and the effective income tax rate.

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation.  We reclassified certain prior year amounts to conform to the 2011 presentation.  Operating results for the three months ended April 3, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, because of the seasonal effects of our business.  For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

2.           BUSINESS ACQUISITION

In February 2011, we acquired a 49% interest in Tri-US, Inc. of Boulder, Colorado, a company that manufactures, markets and sells nutritional beverages under the “mix1” brand name.  We invested $5.8 million and are accounting for this investment using the equity method.

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

We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco.  In September 2010, the Company contributed cash of approximately $1.0 million to Hershey do Brasil and Bauducco contributed approximately $0.9 million.  The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The decrease in noncontrolling interests in subsidiaries from $35.3 million as of December 31, 2010 to $33.6 million as of April 3, 2011 reflected the noncontrolling interests’ share of losses of these entities, partially offset by the impact of currency translation adjustments.  The noncontrolling interests’ share of losses in subsidiaries increased income by $2.1 million for the three months ended April 3, 2011 and by $3.7 million for the three months ended April 4, 2010 and was included in selling, marketing and administrative expenses.

4.           STOCK COMPENSATION PLANS

The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made.  The following table summarizes our stock compensation costs:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
In millions of dollars
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$15.1	$14.0
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$5.5	$5.0

The increase in share-based compensation for the first quarter of 2011 resulted from lower expected stock option forfeitures in 2011.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
Dividend yields	2.7%	3.2%
Expected volatility	22.6%	21.7%
Risk-free interest rates	2.9%	3.1%
Expected lives in years	6.6	6.5

Stock Options

A summary of the status of our stock options as of April 3, 2011, and the change during 2011 is presented below:

	For the Three Months Ended April 3, 2011
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	17,997,082	$42.21	6.1 years
Granted	2,085,625	$51.42
Exercised	(1,713,747)	$36.30
Forfeited	(40,030)	$54.79
Outstanding as of April 3, 2011	18,328,930	$43.79	6.3 years
Options exercisable as of April 3, 2011	11,056,887	$44.70	5.0 years

For the Three Months Ended
	April 3, 2011	April 4, 2010
Weighted-average fair value of options granted (per share)	$ 9.95	$ 6.84
Intrinsic value of options exercised (in millions of dollars)	$ 26.5	$ 4.4

As of April 3, 2011, the aggregate intrinsic value of options outstanding was $204.4 million and the aggregate intrinsic value of options exercisable was $117.8 million.

As of April 3, 2011, there was $34.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 3.0 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of April 3, 2011, and the change during 2011 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended April 3, 2011	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	2,034,452	$37.82
Granted	406,814	$49.49
Performance assumption change	63,277	$35.69
Vested	(620,818)	$38.87
Forfeited	(2,183)	$40.61
Outstanding as of April 3, 2011	1,881,542	$40.05

As of April 3, 2011, there was $45.9 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.4 years.

For the Three Months Ended
	April 3, 2011	April 4, 2010
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 32.0	$ 10.4

The higher amount in 2011 was primarily due to the higher performance attainment percentage associated with the performance stock unit awards vesting in 2011 compared with 2010.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 539,805 units as of April 3, 2011.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of April 3, 2011.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K and our proxy statement for the 2011 annual meeting of stockholders.

5.           INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
In thousands of dollars
Interest expense	$26,546	$24,476
Interest income	(790)	(215)
Capitalized interest	(1,279)	(512)
Interest expense, net	$24,477	$23,749

6.           BUSINESS REALIGNMENT INITIATIVES

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

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $170 million over three years, of which $53.9 million was recorded in 2010.  This estimate includes $120 million to $150 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.

A charge of $6.9 million was recorded in cost of sales during the first quarter of 2011 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the Next Century program.  A charge of $1.0 million recorded in selling, marketing and administrative expenses in the first quarter of 2011 related primarily to project administration for the Next Century program.  Plant closure expenses of $.9 million were recorded in the first quarter of 2011 primarily related to costs associated with the relocation of production lines.  Employee separation costs of $.9 million for the Next Century program in the first quarter of 2011 were related to expected voluntary and involuntary terminations.

Certain former manufacturing facilities with a carrying value of $11.9 million were being held for sale as of April 3, 2011.  The fair value of these facilities was estimated based on expected sales proceeds.

The April 3, 2011 liability balance relating to the Next Century program was $33.4 million primarily for estimated employee separation costs which were recorded in 2010 and 2011 and will be paid principally in 2012 and 2013 as production transitions to the West Hershey facility.  During the first three months of 2011, we made payments against the liabilities recorded for the Next Century program of $.4 million related to employee separation and project administration costs.

7.           EARNINGS PER SHARE

We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	April 3, 2011	April 4, 2010
In thousands except per share amounts
Net income	$160,115	$147,394
Weighted-average shares - Basic
Common Stock	166,452	167,257
Class B Common Stock	60,682	60,709
Total weighted-average shares - Basic	227,134	227,966
Effect of dilutive securities:
Employee stock options	2,363	1,007
Performance and restricted stock units	697	578
Weighted-average shares - Diluted	230,194	229,551
Earnings Per Share - Basic
Class B Common Stock	$.65	$.60
Common Stock	$.72	$.66
Earnings Per Share - Diluted
Class B Common Stock	$.65	$.60
Common Stock	$.70	$.64

The Class B Common Stock is convertible into Common Stock on a share for share basis at any time.  The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

For the three-month period ended April 3, 2011, 6.9 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.  In the first quarter of 2010, 8.7 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

8.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value.  We classify derivatives as assets or liabilities on the balance sheet.  As of April 3, 2011 and December 31, 2010, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of April 3, 2011 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$-	$7,796	$16,251
Other assets	$-	$3,152	$-
Accrued liabilities	$8,037	$6,570	$4,603
Other long-term liabilities	$-	$4,899	$-

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$-	$6,748	$-
Other assets	$-	$2,737	$-
Accrued liabilities	$8,873	$5,109	$3,233
Other long-term liabilities	$-	$2,348	$-

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  As of April 3, 2011, the fair value of foreign exchange forward contracts with gains totaled $10.9 million and the fair value of foreign exchange forward contracts with losses totaled $11.5 million.

As of April 3, 2011, prepaid expense and other current assets associated with commodities futures and options contracts were associated with the fair value of commodities options contracts as well as cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

As of April 3, 2011, accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity options contracts.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 3, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$836	$(2,035)	$(1)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$-	$1,447	$3,800
Gains (losses) recognized in income (ineffective portion) (b)	$-	$-	$(78)

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 4, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Option Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(2,278)	$(6,179)	$(25,171)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$-	$(1,947)	$16,800
Gains (losses) recognized in income (ineffective portion) (b)	$-	$-	$1,286

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $14.1 million after tax as of April 3, 2011.  This amount was primarily associated with commodities futures and options contracts.

For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

9.           COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended April 3, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$160,115

Other comprehensive income (loss):
Foreign currency translation adjustments	$9,878	$-	9,878
Pension and post-retirement benefit plans	6,366	(2,703)	3,663
Cash flow hedges:
Losses on cash flow hedging derivatives	(1,200)	226	(974)
Reclassification adjustments	(5,247)	2,007	(3,240)
Total other comprehensive income	$9,797	$(470)	9,327
Comprehensive income			$169,442

	For the Three Months Ended April 4, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$147,394

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,268	$-	12,268
Pension and post-retirement benefit plans	7,125	(2,761)	4,364
Cash flow hedges:
Losses on cash flow hedging derivatives	(33,628)	11,932	(21,696)
Reclassification adjustments	(14,853)	5,679	(9,174)
Total other comprehensive loss	$(29,088)	$14,850	(14,238)
Comprehensive income			$133,156

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	April 3, 2011	December 31, 2010
In thousands of dollars
Foreign currency translation adjustments	$32,550	$22,672
Pension and post-retirement benefit plans, net of tax	(266,917)	(270,580)
Cash flow hedges, net of tax	28,627	32,841
Total accumulated other comprehensive loss	$(205,740)	$(215,067)

10.           INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	April 3, 2011	December 31, 2010
In thousands of dollars
Raw materials	$214,836	$209,058
Goods in process	86,776	73,068
Finished goods	391,051	404,666
Inventories at FIFO	692,663	686,792
Adjustment to LIFO	(157,143)	(153,170)
Total inventories	$535,520	$533,622

The decrease in finished goods inventories was primarily associated with seasonal sales patterns, offset somewhat by an increase associated with an anticipated buy-in related to price increases.

11.           SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.  The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default.  As of April 3, 2011, we complied with all covenants pertaining to the credit agreement.  There were no significant compensating balance agreements that legally restricted these funds.  For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

12.           LONG-TERM DEBT

In May 2009, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”).

In December 2010, we issued $350 million of 4.125% Notes due in 2020.  The Notes were issued under the WKSI Registration Statement.  Also in December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer.  We used a portion of the proceeds from the $350 million of 4.125% Notes issued in December 2010 to fund the repurchase.

13.           FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 3, 2011 and December 31, 2010, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,802.0 million as of April 3, 2011, compared with a fair value of $1,962.4 million, an increase of $160.4 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net liability of $8.0 million as of April 3, 2011.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

		April 3, 2011
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$70.4	Euros Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$192.8	Canadian dollars

Our foreign exchange forward contracts mature in 2011 and 2012.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.           FAIR VALUE ACCOUNTING

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of April 3, 2011, is as follows:

Description	Fair Value as of April 3, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$27,199	$16,251	$10,948	$-

Liabilities
Cash flow hedging derivatives	$24,109	$4,603	$19,506	$-

As of April 3, 2011, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period and the fair value of other commodity derivative instruments.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses. Cash flow hedging derivative Level 1 liabilities were related to the fair value of commodities options contracts.

As of April 3, 2011, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2010, is as follows:

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$9,485	$-	$9,485	$-

Liabilities
Cash flow hedging derivatives	$19,563	$3,233	$16,330	$-

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

15.           INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico.  During the fourth quarter of 2009, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2007 and 2008 and we expect the audit to conclude by the end of 2012.  Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2006.  We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 1999, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004.  During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009.  U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $23.0 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.           PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
In thousands of dollars
Service cost	$7,537	$6,929	$319	$363
Interest cost	12,955	13,118	3,765	4,418
Expected return on plan assets	(18,925)	(18,760)	-	-
Amortization of prior service cost (credit)	254	285	(68)	(69)
Recognized net actuarial loss (gain)	7,269	7,098	(6)	(25)
Administrative expenses	140	117	59	73

Net periodic benefit cost	$9,230	$8,787	$4,069	$4,760

We made contributions of $1.3 million and $3.1 million to the pension plans and other benefits plans, respectively, during the first quarter of 2011.  The $3.1 million of contributions to the other benefits plans during the first quarter of 2011 reflected a $2.2 million reimbursement received relating to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 health care benefit costs.  In the first quarter of 2010, we made contributions of $1.3 million and $6.0 million to our pension and other benefits plans, respectively.  The contributions in 2011 and 2010 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

For 2011, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2011 is not material.

For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

17.           SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Three Months Ended April 3, 2011
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,903	$100,015
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,803	92,934
Total share repurchases	3,706	192,949
Shares issued for stock options and incentive compensation	(2,068)	(69,725)
Net change	1,638	$123,224

In December 2006, our Board of Directors approved a $250 million share repurchase program.  As of April 3, 2011, we completed this share repurchase program.

18.           SUBSEQUENT EVENT

In April 2011, our Board of Directors approved a new $250 million authorization to repurchase shares of our Common Stock.  Repurchases may take place from time to time, depending on market conditions.  Acquired shares of the Common Stock will be held as treasury shares.  This authorization is in addition to the Company’s policy of repurchasing shares in the open market to replace Treasury Stock shares issued in connection with stock option exercises or other equity-based compensation programs.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended
	April 3, 2011	April 4, 2010	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$ 1,564.2	$ 1,407.8	11.1%
Cost of Sales	908.0	813.9	11.6
Gross Profit	656.2	593.9	10.5
Gross Margin	41.9%	42.2%
SM&A Expense	377.8	340.6	10.9
SM&A Expense as a percent of sales	24.2%	24.2%
Business Realignment and Impairment Charges, net	1.8	-	N/A
EBIT	276.6	253.3	9.2
EBIT Margin	17.7%	18.0%
Interest Expense, net	24.5	23.7	3.1
Provision for Income Taxes	92.0	82.2	11.9
Effective Income Tax Rate	36.5%	35.8%
Net Income	$ 160.1	$ 147.4	8.6
Net Income Per Share-Diluted	$ .70	$ .64	9.4

Results of Operations - First Quarter 2011 vs. First Quarter 2010

U.S. Price Increases

In March 2011, we announced a weighted average increase in wholesale prices of approximately 9.7% across the majority of our U.S., Puerto Rico and export portfolio, effective immediately.  The price increase applied to our instant consumable, multi-pack, packaged candy and grocery lines.  Direct buying customers will be able to purchase transitional amounts of product into May, and we do not expect seasonal net price realization until Easter 2012.  Given this timing and some higher than anticipated costs, we do not expect this action to materially impact our financial results this year.  We expect the majority of the financial benefit from this pricing action to impact our earnings in 2012.

Usually there is a time lag between the effective date of list price increases and the impact of the price increases on net sales.  The impact of price increases is often delayed because we honor previous commitments to planned consumer and customer promotions and merchandising events that occur subsequent to the effective date of the price increases.  In addition, promotional allowances may be increased subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.

Net Sales

Net sales increased 11.1% for the first quarter of 2011 over the comparable period of 2010 due to sales volume increases of approximately 10% across nearly all of our businesses and particularly in the United States.  Higher sales volume included incremental sales of new products, primarily Reese’s Minis and Hershey’s Drops, which increased sales volume by approximately 3%.  A shift in seasonal sales from the fourth quarter of 2010 to the first quarter of 2011, in addition to a longer Easter selling season in 2011, also contributed to the higher sales volume.  A shift in order patterns by certain customers in anticipation of potential price increases contributed approximately 1% to sales volume growth in the first quarter of 2011.  Favorable foreign currency exchange rates also contributed approximately 1% to the net sales increase.

Key Marketplace Metrics

Consumer takeaway increased 3.7% during the first quarter of 2011 compared with the same period of 2010.  Excluding the impact of Easter sales, consumer takeaway increased 6.7% during the period.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 0.5 share points during the first quarter of 2011.  Excluding the impact of Easter sales, market share increased 0.4 share points during the same period.  The change in market share is provided for measured channels by syndicated data which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales increased by approximately 11.6% in the first quarter of 2011 primarily due to volume increases along with significantly higher input costs which together increased cost of sales by about 14%.  Lower supply chain costs and productivity improvements offset these increases by about 4%.  Business realignment and impairment charges of $6.9 million were included in cost of sales in the first quarter of 2011 which increased cost of sales by approximately 1% compared with the first quarter of 2010.  No business realignment and impairment charges were recorded during the comparable period of 2010.

Gross margin decreased by .3 percentage points for the first quarter of 2011 primarily as a result of business realignment and impairment charges which reduced gross margin by .5 percentage points as compared with 2010.  Excluding the impact of business realignment and impairment charges, gross margin improved .2 percentage points in 2011 compared with 2010, reflecting reduced supply chain costs and productivity improvements, substantially offset by higher input costs.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily due to increased advertising expense, higher employee-related expenses, legal contingency costs and the impact of foreign currency exchange rates on our international businesses.  These increases were partially offset by lower costs in 2011 associated with potential business acquisitions compared with the first quarter of 2010.  Advertising costs in the first quarter of 2011 increased approximately 31% from the same period in 2010.

Business realignment charges of $1.0 million were included in selling, marketing and administrative expenses in the first quarter of 2011.  No business realignment charges were included in selling, marketing and administrative expenses in the first quarter of 2010.

Business Realignment and Impairment Charges

Business realignment and impairment charges of $1.8 million associated with the Project Next Century program were recorded in the first quarter of 2011.  The 2011 charges were primarily associated with employee separation costs and production line relocation costs.  No business realignment and impairment charges were recorded in the first quarter of 2010.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first quarter of 2011 compared with the first quarter of 2010 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses.  Net pre-tax business realignment and impairment charges of $9.7 million were recorded in the first quarter of 2011.  No business realignment and impairment charges were recorded in the first quarter of 2010.

EBIT margin decreased from 18.0% for the first quarter of 2010 to 17.7% for the first quarter of 2011 due to business realignment and impairment charges recorded during 2011 which reduced EBIT margin by .6 percentage points.  Excluding the impact of business realignment and impairment charges, EBIT margin increased .3 percentage points in the first quarter of 2011 as a result of the higher gross margin and selling, marketing and administrative expense that was .1 percentage point lower as a percentage of sales than the comparable period of 2010.

Interest Expense, Net

Net interest expense was slightly higher in the first quarter of 2011 than the comparable period of 2010 primarily reflecting higher average debt outstanding.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 36.5% for the first quarter of 2011 compared with 35.8% for the first quarter of 2010.  The higher tax rate for the first quarter of 2011 was due to tax contingencies related to ongoing audits.  Excluding the impact of tax rates associated with business realignment and impairment charges, we expect our income tax rate for the full year 2011 to be about 35.0%.

Net Income and Net Income Per Share

Earnings per share-diluted in the first quarter of 2011 increased $0.06 as compared with the first quarter of 2010.  Net income was reduced by $6.1 million, or $0.02 per share-diluted, in the first quarter of 2011 as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment charges, earnings per share-diluted increased $0.08 per share, or 12.5%, in 2011 compared with 2010.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper.  Commercial paper may also be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first three months of 2011, cash and cash equivalents decreased by $132.4 million to $752.3 million.

Cash provided from operations, cash on hand at the beginning of the period and other cash inflows during the first three months of 2011 were sufficient to fund the repurchase of Common Stock of $192.9 million, capital additions and capitalized software expenditures of $81.6 million and dividend payments of $76.6 million.

Net cash provided from operating activities was $159.4 million in 2011 and $181.2 million in 2010.  The decrease was primarily the result of the change in cash (used by) provided from working capital, partially offset by lower cash used by other assets and liabilities and higher net income in 2011.  Cash used by changes in other assets and liabilities was $32.1 million for the first three months of 2011 compared with $102.9 million for the same period of 2010.  The decrease in the amount of cash used by other assets and liabilities from 2010 to 2011 primarily reflected the effect of changes in income taxes of $29.2 million as well as the effect of hedging transactions of $28.9 million.  Cash used by working capital was $30.0 million in 2011 as compared with cash provided of $81.1 million in 2010.  The change in cash (used by) provided from working capital was principally related to lower cash provided by inventories related to seasonal sales patterns and an increase in inventories in the first quarter of 2011 associated with an anticipated buy-in related to price increases, as well as higher cash used by accounts receivable resulting from higher sales in 2011.

Interest paid was $41.9 million during the first three months of 2011 versus $45.0 million for the comparable period of 2010.  Income taxes paid were $15.7 million during the first three months of 2011 versus $29.6 million for the comparable period of 2010.  The decrease in taxes paid in 2011 was primarily related to reduced extension payments in the first quarter of 2011 compared with the first quarter of 2010.

The ratio of current assets to current liabilities was 1.5:1.0 as of April 3, 2011 and December 31, 2010.  The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) increased to 67% as of April 3, 2011 from 66% as of December 31, 2010.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  However, during the first quarter of 2011 there were no commercial paper borrowings.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2010 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

We expect the economic environment to continue to be challenging in 2011.  In this environment, we will continue to build our business by focusing on a consumer-driven approach to core brand investment and new product innovation in the United States, along with investments in our strategic international businesses.

We will continue to focus on our core brands and leverage our scale at retail during 2011. Our first quarter results were strong and we expect to continue our marketplace momentum, including the continued roll-out and distribution of Hershey’s Drops and Reese’s Minis and the planned introduction of Hershey’s Air Delight in June.

For the full year 2011, we expect net sales growth, including the impact of foreign currency exchange rates, to be around the top of our 3% to 5% long-term objective.  Price increases effective in March are not expected to have a significant impact on financial results for the year.  The impact of the price increase will be delayed because we will honor previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increase and promotional allowances may be increased, delaying or partially offsetting the impact of price increases on net sales.  We do not expect seasonal net price realization until Easter 2012.

Although advertising expense increased approximately 31% in the first quarter of 2011, for the full year, we continue to expect advertising to increase in the mid-single digits on a percentage basis versus 2010.  The most significant increases in advertising during 2010 occurred in the second half of the year.  We will continue to invest in consumer insights, additional selling and go-to-market strategies in both the U.S. and international markets, new innovation on our Reese’s and Hershey’s franchises and quality merchandising and programming to drive profitable growth for both our Company and our customers.

We expect our cost structure to remain at elevated levels in 2011.  Both primary and secondary commodity markets remain volatile and we expect that volatility to continue in the coming months.  We also expect to continue to achieve productivity and efficiency improvements to help mitigate the impact of higher input costs.  We continue to expect growth in adjusted earnings per share-diluted to be around the top of our 6% to 8% long-term objective for the full year 2011.

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

In 2010, the Company recorded GAAP charges of $53.9 million, or $0.14 per share-diluted, attributable to the Project Next Century program.  Additionally, in the second quarter of 2010, the Company recorded a non-cash goodwill impairment charge of $44.7 million, or $0.20 per share-diluted, related to the Godrej Hershey Ltd. joint venture.  In 2011, the Company expects to record total GAAP charges of about $45 million to $55 million, or $0.13 to $0.16 per share-diluted, attributable to Project Next Century.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2010 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2011:

	2010	2011 (Projected)
Reported EPS-Diluted	$2.21	$2.54 - $2.63
Total Business Realignment and Impairment Charges	$0.34	$0.13 - $0.16
Adjusted EPS-Diluted *	$2.55	$2.70 - $2.76

*Excludes business realignment and impairment charges.

Outlook for Project Next Century

In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  We continue to expect total pre-tax charges and non-recurring project implementation costs for the Project Next Century program of $140 million to $170 million.  During 2011, we expect to record $45 million to $55 million in program charges.  During 2011, we expect capital expenditures for Project Next Century to be approximately $180 million to $190 million.  Depreciation and amortization for 2011 is estimated to be $175 million to $185 million, excluding accelerated depreciation of $20 million to $25 million related to Project Next Century.

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

•	Pension costs or funding requirements could increase at a higher than anticipated rate;

•	Implementation of our Project Next Century program may not occur within the anticipated timeframe and/or may exceed our cost estimates;

•	Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $3.6 million as of April 3, 2011 and was $3.5 million as of December 31, 2010.  The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $28.0 million as of April 3, 2011 and was $24.7 million as of December 31, 2010.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $49.0 million as of December 31, 2010, to $46.3 million as of April 3, 2011.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands of dollars
January 1 through January 30, 2011	142,239	$ 49.52	-	$100,017

January 31 through February 27, 2011	510,039	$ 49.91	-	$100,017

February 28 through April 3, 2011	3,053,911	$ 52.54	1,902,753	-

Total	3,706,189	$ 52.06	1,902,753

In April 2011, our Board of Directors approved a new $250 million share repurchase program.

Item 4 - Reserved

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description
10.1
Form of Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2011.

10.2	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2011.
10.3
The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of February 22, 2011, is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2011.

12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 3, 2011 and April 4, 2010.
31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: May 11, 2011	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: May 11, 2011	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1
Form of Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2011

Exhibit 10.2	Form of Notice of Special Award of Restricted Stock Units, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2011

Exhibit 10.3	Amended and Restated Executive Benefits Protection Plan (Group 3A), incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2011

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of David J. West, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of David J. West, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase