Form 10-Q
period 2011-07-03
HERSHEY CO
filed 2011-08-10
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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
Common Stock, $1 par value – 166,802,021 shares, as of July 22, 2011.  Class B Common Stock,
$1 par value – 60,632,467 shares, as of July 22, 2011.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Income
Three months ended July 3, 2011 and July 4, 2010	3

Consolidated Statements of Income
Six months ended July 3, 2011 and July 4, 2010	4

Consolidated Balance Sheets
July 3, 2011 and December 31, 2010	5

Consolidated Statements of Cash Flows
Six months ended July 3, 2011 and July 4, 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	27

Item 4. Controls and Procedures	28

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	29

Item 6. Exhibits	29

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 3, 2011	July 4, 2010

Net Sales	$1,325,171	$1,233,242

Costs and Expenses:
Cost of sales	760,851	686,704
Selling, marketing and administrative	345,918	336,980
Business realignment and impairment (credits) charges, net	(9,952)	85,134

Total costs and expenses	1,096,817	1,108,818

Income before Interest and Income Taxes	228,354	124,424

Interest expense, net	23,351	22,780

Income before Income Taxes	205,003	101,644

Provision for income taxes	74,984	54,921

Net Income	$130,019	$46,723

Earnings Per Share - Basic - Class B Common Stock	$.53	$.19

Earnings Per Share - Diluted - Class B Common Stock	$.53	$.19

Earnings Per Share - Basic - Common Stock	$.59	$.21

Earnings Per Share - Diluted - Common Stock	$.56	$.20

Average Shares Outstanding - Basic - Common Stock	166,302	166,882

Average Shares Outstanding - Basic - Class B Common Stock	60,632	60,708

Average Shares Outstanding - Diluted	230,301	230,324

Cash Dividends Paid Per Share:
Common Stock	$.3450	$.3200
Class B Common Stock	$.3125	$.2900

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 3, 2011	July 4, 2010

Net Sales	$2,889,394	$2,641,085

Costs and Expenses:
Cost of sales	1,668,889	1,500,567
Selling, marketing and administrative	723,716	677,626
Business realignment and impairment (credits) charges, net	(8,114)	85,134

Total costs and expenses	2,384,491	2,263,327

Income before Interest and Income Taxes	504,903	377,758

Interest expense, net	47,828	46,529

Income before Income Taxes	457,075	331,229

Provision for income taxes	166,941	137,112

Net Income	$290,134	$194,117

Earnings Per Share - Basic - Class B Common Stock	$1.19	$.79

Earnings Per Share - Diluted - Class B Common Stock	$1.18	$.79

Earnings Per Share - Basic - Common Stock	$1.31	$.87

Earnings Per Share - Diluted - Common Stock	$1.26	$.84

Average Shares Outstanding - Basic - Common Stock	166,372	167,079

Average Shares Outstanding - Basic - Class B Common Stock	60,657	60,708

Average Shares Outstanding - Diluted	230,243	229,946

Cash Dividends Paid Per Share:
Common Stock	$.6900	$.6400
Class B Common Stock	$.6250	$.5800

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
ASSETS	July 3, 2011	December 31, 2010

Current Assets:
Cash and cash equivalents	$790,297	$884,642
Accounts receivable - trade	296,946	390,061
Inventories	659,224	533,622
Deferred income taxes	69,714	55,760
Prepaid expenses and other	175,895	141,132
Total current assets	1,992,076	2,005,217
Property, Plant and Equipment, at cost	3,458,570	3,324,763
Less-accumulated depreciation and amortization	(1,965,033)	(1,887,061)
Net property, plant and equipment	1,493,537	1,437,702
Goodwill	527,724	524,134
Other Intangibles	122,057	123,080
Deferred Income Taxes	14,202	21,387
Other Assets	163,157	161,212
Total assets	$4,312,753	$4,272,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$399,841	$410,655
Accrued liabilities	527,742	593,308
Accrued income taxes	301	9,402
Short-term debt	34,485	24,088
Current portion of long-term debt	259,444	261,392
Total current liabilities	1,221,813	1,298,845
Long-term Debt	1,541,388	1,541,825
Other Long-term Liabilities	503,858	494,461
Total liabilities	3,267,059	3,335,131
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2011 and 2010	—	—
Common Stock, shares issued: 299,269,277 in 2011 and 299,195,325 in 2010	299,269	299,195
Class B Common Stock, shares issued: 60,632,467 in 2011 and 60,706,419 in 2010	60,632	60,706
Additional paid-in capital	456,550	434,865
Retained earnings	4,512,163	4,374,718
Treasury-Common Stock shares at cost: 132,594,582 in 2011 and 132,871,512 in 2010	(4,110,532)	(4,052,101)
Accumulated other comprehensive loss	(205,822)	(215,067)
The Hershey Company stockholders’ equity	1,012,260	902,316
Noncontrolling interests in subsidiaries	33,434	35,285
Total stockholders' equity	1,045,694	937,601
Total liabilities and stockholders' equity	$4,312,753	$4,272,732

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Cash Flows Provided from (Used by) Operating Activities
Net Income	$290,134	$194,117
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	102,792	93,298
Stock-based compensation expense, net of tax of $8,730 and $10,244, respectively	15,189	16,928
Excess tax benefits from exercise of stock options	(7,117)	(2,204)
Deferred income taxes	3,089	12,464
Business realignment and impairment charges, net of tax of $2,782 and $15,909, respectively	5,138	70,324
Contributions to pension plans	(2,595)	(2,695)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	93,115	89,339
Inventories	(118,202)	(55,116)
Accounts payable	21,472	17,058
Other assets and liabilities	(116,323)	(168,665)
Net Cash Flows Provided from Operating Activities	286,692	264,848

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(171,046)	(65,003)
Capitalized software additions	(8,933)	(9,852)
Proceeds from sales of property, plant and equipment	209	756
Business acquisition	(5,750)	—
Net Cash Flows (Used by) Investing Activities	(185,520)	(74,099)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	10,658	4,831
Long-term borrowings	478	—
Repayment of long-term debt	(3,172)	(3,822)
Cash dividends paid	(152,689)	(141,712)
Exercise of stock options	135,040	67,389
Excess tax benefits from exercise of stock options	7,117	2,204
Contributions from noncontrolling interests in subsidiaries	—	9,268
Repurchase of Common Stock	(192,949)	(133,442)
Net Cash Flows (Used by) Financing Activities	(195,517)	(195,284)

Decrease in Cash and Cash Equivalents	(94,345)	(4,535)
Cash and Cash Equivalents, beginning of period	884,642	253,605

Cash and Cash Equivalents, end of period	$790,297	$249,070

Interest Paid	$47,726	$45,766

Income Taxes Paid	$193,698	$201,580

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

Our significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual amounts primarily for raw material purchase price variances, advertising expense, incentive compensation expenses and the effective income tax rate.

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation.  Operating results for the six months ended July 3, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, because of the seasonal effects of our business.  For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

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

The decrease in noncontrolling interests in subsidiaries from $35.3 million as of December 31, 2010 to $33.4 million as of July 3, 2011 reflected the noncontrolling interests’ share of losses of these entities, partially offset by the impact of currency translation adjustments.  The noncontrolling interests’ share of losses in subsidiaries increased income by $2.8 million for the six months ended July 3, 2011 and by $5.4 million for the six months ended July 4, 2010 and was included in selling, marketing and administrative expenses.

4.           STOCK COMPENSATION PLANS

On February 22, 2011, our Board of Directors adopted The Hershey Company Equity and Incentive Compensation Plan, Amended and Restated as of February 22, 2011 (“EICP”), subject to approval by our stockholders at the 2011 annual meeting of stockholders.  On April 28, 2011, our stockholders approved the amended and restated EICP. The EICP is the plan under which grants using shares for compensation and incentive purposes are made.  The EICP was amended and restated to continue to provide annual and long-term compensation and incentives, and to reflect updates in corporate governance practices since it was last approved in April 2007.  The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
In millions of dollars
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$8.9	$13.2	$24.0	$27.2
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$3.2	$5.2	$8.7	$10.2

The decrease in share-based compensation expense for the second quarter and first six months of 2011 resulted primarily from the forfeiture of vested awards due to participant changes during the second quarter of 2011.

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Dividend yields	2.7%	3.2%
Expected volatility	22.6%	21.7%
Risk-free interest rates	2.8%	3.1%
Expected lives in years	6.6	6.5

Stock Options

A summary of the status of our stock options as of July 3, 2011, and the change during 2011 is presented below:

	For the Six Months Ended July 3, 2011
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	17,997,082	$42.21	6.1 years
Granted	2,184,035	$51.60
Exercised	(3,600,346)	$37.56
Forfeited	(670,146)	$42.66
Outstanding as of July 3, 2011	15,910,625	$44.54	6.2 years
Options exercisable as of July 3, 2011	9,639,587	$46.22	4.7 years

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Weighted-average fair value of options granted (per share)	$9.97	$6.85
Intrinsic value of options exercised (in millions of dollars)	$58.4	$21.2

As of July 3, 2011, the aggregate intrinsic value of options outstanding was $211.1 million and the aggregate intrinsic value of options exercisable was $114.2 million.

As of July 3, 2011, there was $26.6 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of July 3, 2011, and the change during 2011 is presented below:

Performance Stock Units and Restricted Stock Units	For the Six Months Ended July 3, 2011	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	2,034,452	$37.82
Granted	504,802	$50.64
Performance assumption change	158,091	$41.26
Vested	(638,817)	$39.08
Forfeited	(262,390)	$39.21
Outstanding as of July 3, 2011	1,796,138	$41.78

As of July 3, 2011, there was $44.0 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.3 years.

	For the Six Months Ended
	July 3, 2011	July 4, 2010
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$33.0	$14.2

The higher amount in 2011 was primarily due to the higher performance attainment percentage associated with the performance stock unit awards vesting in 2011 compared with 2010.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 526,739 units as of July 3, 2011.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of July 3, 2011.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K and our proxy statement for the 2011 annual meeting of stockholders.

5.           INTEREST EXPENSE

Net interest expense consisted of the following:

	For the Six Months Ended
	July 3, 2011	July 4, 2010
In thousands of dollars
Interest expense	$52,457	$48,025
Interest income	(1,380)	(492)
Capitalized interest	(3,249)	(1,004)
Interest expense, net	$47,828	$46,529

6.           BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES

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

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $160 million over three years.  This estimate includes $120 million to $140 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.  Total costs of $7.9 million were recorded during the first six months of 2011 and costs of $53.9 million were recorded in 2010.

Certain former manufacturing facilities with a carrying value of $11.9 million were being held for sale as of July 3, 2011.  The fair value of these facilities was estimated based on expected sales proceeds.

Business realignment and impairment charges and credits recorded during the three-month and six-month periods ended July 3, 2011 and July 4, 2010 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
In thousands of dollars
Cost of sales – Next Century program	$7,023	$976	$13,882	$976

Selling, marketing and administrative – Next Century program	1,138	123	2,152	123

Business realignment and impairment charges, net
Next Century program
Plant closure expenses and fixed asset impairment charges	1,246	4,304	2,127	4,304
Employee separation (credits) costs	(11,198)	36,138	(10,241)	36,138

Godrej Hershey Ltd. goodwill impairment	—	44,692	—	44,692
Total business realignment and impairment (credits) charges, net	(9,952)	85,134	(8,114)	85,134

Total business realignment and impairment (credits) charges	$(1,791)	$86,233	$7,920	$86,233

A charge of $7.0 million was recorded in cost of sales during the second quarter of 2011 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program.  A charge of $1.1 million was recorded in selling, marketing and administrative expenses in the second quarter of 2011 related primarily to project administration for the Next Century program.  Plant closure expenses of $1.2 million were recorded in the second quarter of 2011 primarily related to costs associated with the relocation of production lines.  Employee separation costs were reduced by $11.2 million for the Next Century program in the second quarter of 2011 which consisted of a $12.9 million credit reflecting lower expected costs related to voluntary and involuntary terminations and a net benefits curtailment loss of $1.7 million also related to the employee terminations.  While the expected total number of jobs to be eliminated under the Next Century program has not changed, approximately 400 employees are now expected to leave the Company under voluntary and involuntary severance benefit plans compared with the original estimate of 500 to 600 employees.

A charge of $13.9 million was recorded in cost of sales during the first six months of 2011 related to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $2.2 million was recorded in selling, marketing and administrative expenses during the first six months of 2011 for project administration.  Plant closure expenses of $2.1 million were recorded during the first six months of 2011 primarily related to costs associated with the relocation of production lines.  Employee separation costs were reduced by $10.2 million during the first six months of 2011 which consisted of an $11.9 million credit reflecting lower expected costs related to voluntary and involuntary terminations at the two manufacturing facilities and a net benefits curtailment loss of $1.7 million also related to the employee terminations.

A charge of $1.0 million was recorded in cost of sales during the second quarter of 2010 related to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $0.1 million was recorded in selling, marketing and administrative expenses in the second quarter of 2010 for project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Fixed asset impairments and plant closure expenses of $4.3 million were recorded in the second quarter of 2010.  Employee separation costs of $36.1 million in the second quarter of 2010 were related to expected voluntary and involuntary terminations at the two manufacturing facilities.

As a result of operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets of Godrej Hershey Ltd. during the second quarter of 2010.  As a result of reduced expectations for future cash flows from lower than expected profitability, we determined that the carrying amount of Godrej Hershey Ltd. exceeded its fair value.  We recorded a non-cash goodwill impairment charge of $44.7 million in the second quarter of 2010 to reduce the carrying value of Godrej Hershey Ltd. to its fair value, including a reduction to reflect the share of the charge associated with the noncontrolling interests.  There was no tax benefit associated with this charge.

The July 3, 2011 liability balance relating to the Next Century program was $20.0 million for estimated employee separation costs which were recorded in 2010 and 2011 and will be paid in 2012 and 2013 as production transitions to the expanded West Hershey facility.  During the first six months of 2011, we made payments against the liabilities of $0.9 million related to employee separation and project administration costs.

7.           EARNINGS PER SHARE

We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
In thousands except per share amounts
Net income	$130,019	$46,723	$290,134	$194,117
Weighted-average shares - Basic
Common Stock	166,302	166,882	166,372	167,079
Class B Common Stock	60,632	60,708	60,657	60,708
Total weighted-average shares - Basic	226,934	227,590	227,029	227,787
Effect of dilutive securities:
Employee stock options	2,750	2,089	2,557	1,548
Performance and restricted stock units	617	645	657	611
Weighted-average shares - Diluted	230,301	230,324	230,243	229,946
Earnings Per Share - Basic
Class B Common Stock	$.53	$.19	$1.19	$.79
Common Stock	$.59	$.21	$1.31	$.87
Earnings Per Share - Diluted
Class B Common Stock	$.53	$.19	$1.18	$.79
Common Stock	$.56	$.20	$1.26	$.84

The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time.  The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
In millions
Stock options excluded from diluted earnings per share calculation because the effect would have been antidilutive	3.6	5.9	6.9	8.7

8.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value.  We classify derivatives as assets or liabilities on the balance sheet.  As of July 3, 2011 and December 31, 2010, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of July 3, 2011 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$8,718	$7,725
Other assets	$—	$1,931	$—
Accrued liabilities	$15,243	$7,130	$907
Other long-term liabilities	$—	$3,462	$—

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$6,748	$—
Other assets	$—	$2,737	$—
Accrued liabilities	$8,873	$5,109	$3,233
Other long-term liabilities	$—	$2.348	$—

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

We define the fair value of foreign exchange forward contracts and options as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  As of July 3, 2011, the fair value of foreign exchange forward contracts with gains totaled $10.7 million and the fair value of foreign exchange forward contracts with losses totaled $10.6 million.

As of July 3, 2011, prepaid expense and other current assets associated with commodities futures and options contracts were associated with the fair value of commodity derivative instruments as well as cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

As of July 3, 2011, accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity options contracts.

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 3, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(6,370)	$62	$844
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$1,477	$11,700
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$155

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 4, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(16,520)	$2,451	$(32,419)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$(4,629)	$32,500
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$1,303

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

The amount of net gains on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $11.0 million after tax as of July 3, 2011.  This amount was primarily associated with commodities futures and options contracts.

For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

9.           COMPREHENSIVE INCOME

A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended July 3, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$130,019

Other comprehensive income (loss):
Foreign currency translation adjustments	$3,729	$—	3,729
Pension and post-retirement benefit plans	7,126	(2,733)	4,393
Cash flow hedges:
Losses on cash flow hedging derivatives	(4,264)	952	(3,312)
Reclassification adjustments	(7,930)	3,038	(4,892)
Total other comprehensive loss	$(1,339)	$1,257	(82)
Comprehensive income			$129,937

	For the Three Months Ended July 4, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$46,723

Other comprehensive income (loss):
Foreign currency translation adjustments	$(15,141)	$—	(15,141)
Pension and post-retirement benefit plans	7,554	(2,853)	4,701
Cash flow hedges:
Losses on cash flow hedging derivatives	(12,860)	5,962	(6,898)
Reclassification adjustments	(13,018)	4,992	(8,026)
Total other comprehensive loss	$(33,465)	$8,101	(25,364)
Comprehensive income			$21,359

	For the Six Months Ended July 3, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$290,134

Other comprehensive income (loss):
Foreign currency translation adjustments	$13,607	$—	13,607
Pension and post-retirement benefit plans	13,492	(5,436)	8,056
Cash flow hedges:
Losses on cash flow hedging derivatives	(5,464)	1,178	(4,286)
Reclassification adjustments	(13,177)	5,045	(8,132)
Total other comprehensive income	$8,458	$787	9,245
Comprehensive income			$299,379

	For the Six Months Ended July 4, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$194,117

Other comprehensive income (loss):
Foreign currency translation adjustments	$(2,873)	$—	(2,873)
Pension and post-retirement benefit plans	14,679	(5,614)	9,065
Cash flow hedges:
Losses on cash flow hedging derivatives	(46,488)	17,894	(28,594)
Reclassification adjustments	(27,871)	10,671	(17,200)
Total other comprehensive loss	$(62,553)	$22,951	(39,602)
Comprehensive income			$154,515

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	July 3, 2011	December 31, 2010
In thousands of dollars
Foreign currency translation adjustments	$36,279	$22,672
Pension and post-retirement benefit plans, net of tax	(262,524)	(270,580)
Cash flow hedges, net of tax	20,423	32,841
Total accumulated other comprehensive loss	$(205,822)	$(215,067)

10.           INVENTORIES

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market.  Inventories were as follows:

	July 3, 2011	December 31, 2010
In thousands of dollars
Raw materials	$221,819	$209,058
Goods in process	104,490	73,068
Finished goods	490,058	404,666
Inventories at FIFO	816,367	686,792
Adjustment to LIFO	(157,143)	(153,170)
Total inventories	$659,224	$533,622

The increase in finished goods inventories was primarily associated with seasonal sales patterns and increases in inventory levels in anticipation of the transition of production to our West Hershey manufacturing facility under the Next Century program.

11.           SHORT-TERM DEBT

As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.  The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default.  As of July 3, 2011, we complied with all covenants pertaining to the credit agreement.  There were no significant compensating balance agreements that legally restricted these funds.  For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

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

13.           FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 3, 2011 and December 31, 2010, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,800.8 million as of July 3, 2011, compared with a fair value of $1,983.7 million, an increase of $182.9 million over the carrying value, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011 to repay $250 million of 5.3% Notes maturing in September 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The fair value of interest rate swap agreements was a net liability of $15.2 million as of July 3, 2011.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	July 3, 2011
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$70.5	Euros Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$160.7	Canadian dollars

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of July 3, 2011, is as follows:

Description	Fair Value as of July 3, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$18,374	$7,725	$10,649	$—

Liabilities
Cash flow hedging derivatives	$26,742	$907	$25,835	$—

As of July 3, 2011, cash flow hedging derivative Level 1 assets were related to the fair value of commodity derivative instruments and cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.  Cash flow hedging Level 1 liabilities were associated with the fair value of commodity options contracts.

As of July 3, 2011, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses.  We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

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

15.           INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico.  During the fourth quarter of 2009, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2007 and 2008 and we expect the audit to conclude by the end of 2012.  Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2006.  We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2003, and we are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004.  During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009.  U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $22.0 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.           PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
In thousands of dollars
Service cost	$7,500	$7,208	$348	$329
Interest cost	13,650	13,622	3,723	3,707
Expected return on plan assets	(20,110)	(19,292)	—	—
Amortization of prior service cost (credit)	207	286	(59)	(70)
Recognized net actuarial loss (gain)	6,817	7,164	(30)	(42)
Administrative expenses	276	100	42	73
Net periodic benefit cost	8,340	9,088	4,024	3,997
Curtailment loss (credit)	1,833	—	(174)	—
Total amount reflected in earnings	$10,173	$9,088	$3,850	$3,997

We made contributions of $1.3 million and $5.6 million to the pension plans and other benefits plans, respectively, during the second quarter of 2011.  In the second quarter of 2010, we made contributions of $1.4 million and $6.5 million to our pension and other benefits plans, respectively.  The contributions in 2011 and 2010 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The pension curtailment loss and other benefits curtailment credit recorded in the second quarter of 2011 related to Project Next Century.

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
In thousands of dollars
Service cost	$15,037	$14,137	$667	$692
Interest cost	26,605	26,740	7,488	8,125
Expected return on plan assets	(39,035)	(38,052)	—	—
Amortization of prior service cost (credit)	461	571	(127)	(139)
Recognized net actuarial loss (gain)	14,086	14,262	(36)	(67)
Administrative expenses	416	217	101	146
Net periodic benefit cost	17,570	17,875	8,093	8,757
Curtailment loss (credit)	1,833	—	(174)	—
Total amount reflected in earnings	$19,403	$17,875	$7,919	$8,757

We made contributions of $2.6 million and $8.7 million to the pension plans and other benefits plans, respectively, during the first six months of 2011.  The $8.7 million of contributions to the other benefits plans reflected a $2.2 million reimbursement received during the first quarter of 2011 relating to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 health care benefit costs.  In the first six months of 2010, we made contributions of $2.7 million and $12.5 million to our pension and other benefits plans, respectively.  The contributions in 2011 and 2010 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The pension curtailment loss and other benefits curtailment credit recorded in the first six months of 2011 related to Project Next Century which is described in more detail in Note 6. Business Realignment and Impairment Charges.

For 2011, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2011 is not material.

For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

17.           SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Six Months Ended July 3, 2011
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,903	$100,015
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,803	92,934
Total share repurchases	3,706	192,949
Shares issued for stock options and incentive compensation	(3,983)	(134,518)
Net change	(277)	$(58,431)

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	July 3, 2011	July 4, 2010	Percent Change Increase (Decrease)	July 3, 2011	July 4, 2010	Percent Change Increase (Decrease)
In thousands except per share amounts
Net Sales	$1,325.2	$1,233.2	7.5%	$2,889.4	$2,641.1	9.4%
Cost of Sales	760.9	686.7	10.8	1,668.9	1,500.7	11.2
Gross Profit	564.3	546.5	3.3	1,220.5	1,140.4	7.0
Gross Margin	42.6%	44.3%		42.2%	43.2%
SM&A Expense	345.9	337.0	2.7	723.7	677.6	6.8
SM&A Expense as a percent of sales	26.1%	27.3%		25.0%	25.7%
Business Realignment and Impairment (Credits) Charges, net	(10.0)	85.1	(111.7)	(8.1)	85.1	109.5
EBIT	228.4	124.4	83.5	504.9	377.7	33.7
EBIT Margin	17.2%	10.1%		17.5%	14.3%
Interest Expense, net	23.4	22.8	2.5	47.8	46.5	2.8
Provision for Income Taxes	75.0	54.9	36.5	167.0	137.1	21.8
Effective Income Tax Rate	36.6%	54.0%		36.5%	41.4%
Net Income	$130.0	$46.7	178.3	$290.1	$194.1	49.5
Net Income Per Share-Diluted	$0.56	$0.20	180.0	$1.26	$0.84	50.0

Results of Operations — Second Quarter 2011 vs. Second Quarter 2010

U.S. Price Increases

In March 2011, we announced a weighted-average increase in wholesale prices of approximately 9.7% across the majority of our U.S., Puerto Rico and export portfolio, effective immediately.  The price increase applied to our instant consumable, multi-pack, packaged candy and grocery lines.  Direct buying customers were able to purchase transitional amounts of product into May, and we do not expect seasonal net price realization until Easter 2012.  Given this timing and some higher than anticipated costs, we do not expect this action to materially impact our financial results this year.  We expect the majority of the financial benefit from this pricing action to impact our earnings in 2012.

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

Net Sales

Net sales increased 7.5% for the second quarter of 2011 over the comparable period of 2010 due to sales volume increases and price realization across all of our businesses.  Sales volume increases of approximately 4% were primarily associated with incremental sales of new products, primarily the introduction of Reese’s Minis, Hershey’s Drops and Hershey’s Air Delight in the United States.  The sales volume increase in the United States also included the shift of shipments into the second quarter from the third quarter requested by certain customers who accelerated planned merchandising programs.  Net price realization contributed about 3% to the net sales increase, primarily due to the impact of list price increases, offset substantially by higher promotional rates.  The increase in promotions was partly attributable to the acceleration of customer merchandising programs into the second quarter.  Favorable foreign currency exchange rates contributed approximately 0.5% to the sales increase.

Key Marketplace Metrics

For the twelve-week period ended July 9, 2011, consumer takeaway increased 24.8% in 2011 compared with the same period of 2010 which did not include any Easter seasonal sales.  Excluding the impact of Easter sales from current period, consumer takeaway increased 7.2% for the period.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

For the twelve-week period ended July 9, 2011, market share in measured channels increased by 1.6 share points in 2011 compared with the same period of 2010.  The change in market share is provided for measured channels by syndicated data which include sales in the U.S. food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales increased by 10.8% in the second quarter of 2011 primarily due to volume increases along with significantly higher input costs which together increased cost of sales by about 9%.  Higher supply chain costs were only partially offset by productivity improvements, resulting in a net increase to cost of sales of approximately 1% .  Business realignment charges of $7.0 million were included in cost of sales in the second quarter of 2011 compared with $1.0 million recorded during the comparable period of 2010, contributing approximately 1% to the cost of sales increase.

Gross margin decreased by 1.7 percentage points for the second quarter of 2011 compared with the second quarter of 2010.  Business realignment and impairment charges reduced gross margin by 0.4 percentage points as compared with 2010.  Excluding the impact of business realignment and impairment charges, gross margin decreased by 1.3 percentage points in 2011 compared with 2010, reflecting higher input and supply chain costs.  These cost increases were only partially offset by productivity improvements and favorable price realization.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased primarily due to higher employee-related expenses and increased advertising expense.  These increases were partially offset by reduced incentive compensation expense primarily associated with the effect of executive changes recorded during the second quarter of 2011, along with the impact of changes in performance expectations compared with the second quarter of 2010.  Advertising expense in the second quarter of 2011 increased approximately 8% from the same period in 2010.

Business realignment charges of $1.1 million were included in selling, marketing and administrative expenses in the second quarter of 2011 compared with $0.1 million in the second quarter of 2010.

Business Realignment and Impairment (Credits) Charges

Net pre-tax business realignment and impairment credits of $10.0 million were recorded in the second quarter of 2011 associated with Project Next Century.  The 2011 credits were primarily associated with a reduction of employee separation expense of $11.2 million, partially offset by asset retirement costs.  While the expected total number of jobs to be eliminated under Project  Next Century has not changed, approximately 400 employees are now expected to leave the Company under voluntary and involuntary severance benefit plans compared with the original estimate of 500 to 600 employees.

Total pre-tax business realignment and impairment charges of $85.1 million were recorded in the second quarter of 2010, including a non-cash goodwill impairment charge of $44.7 million related to our Godrej Hershey Ltd. joint venture and $40.4 million associated with Project Next Century related to estimated employee severance and asset retirement costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the second quarter of 2011 compared with the second quarter of 2010 primarily as a result of significantly lower business realignment and asset impairment charges.  Net pre-tax business realignment and impairment credits of $1.8 million were recorded in the second quarter of 2011 compared with charges of $86.2 million recorded in the second quarter of 2010.  Higher gross profit also contributed to the increase in EBIT, although was substantially offset by higher selling, marketing and administrative expenses.

EBIT margin increased from 10.1% for the second quarter of 2010 to 17.2% for the second quarter of 2011 due to the net impact of business realignment and impairment credits recorded during 2011 which increased EBIT margin by 0.1 percentage point, compared with charges recorded in the second quarter of 2010 which reduced EBIT margin by 7.0 percentage points.  Excluding the impact of business realignment and impairment charges, EBIT margin was 17.1%, the same in 2011 as in the prior year.

Interest Expense, Net

Net interest expense was slightly higher in the second quarter of 2011 than the comparable period of 2010, primarily reflecting increased interest expense resulting from higher average debt outstanding, substantially offset by increased capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 36.6% for the second quarter of 2011 compared with 54.0% for the second quarter of 2010.  The effective income tax rate was increased by 0.1% in the second quarter of 2011 and by 16.3% in the second quarter of 2010 as a result of the effective tax rates associated with business realignment credits and charges recorded during each period.  Excluding the impact of tax rates associated with business realignment and impairment credits and charges, our effective tax rate decreased in 2011 as a result of the mix of income among various tax jurisdictions.

Net Income and Net Income Per Share

Earnings per share-diluted in the second quarter of 2011 increased $0.36 as compared with the second quarter of 2010.  Net income was increased by $1.0 million in the second quarter of 2011 as a result of net business realignment and impairment credits, but there was no impact on earnings per share-diluted.  In the second quarter of 2010, net income was reduced by $70.3 million or $0.31 per share-diluted as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment credits and charges, adjusted earnings per share-diluted increased $0.05 per share, or 9.8%, in 2011 compared with 2010.

Results of Operations – First Six Months 2011 vs. First Six Months 2010

Net Sales

An increase in net sales of 9.4% in the first six months of 2011 compared with the same period in 2010 was attributable to sales volume increases of about 8% primarily for core brands across all of our businesses and sales of new products, particularly in the U.S.  Price realization for our international businesses and in the U.S. contributed approximately 1% to the net sales increase.  The favorable impact of foreign currency exchange rates increased net sales by approximately 0.6%.

Key Marketplace Metrics

For the year-to-date period ended July 9, 2011, consumer takeaway increased 8.1% in  2011 compared with the same period of 2010.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

For the year-to-date period ended July 9, 2011, market share in measured channels improved by 0.9 share points in 2011 compared with the same period of 2010  The change in market share is provided for measured channels by syndicated data which include sales in the U.S. food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase of 11.2% in the first six months of 2011 compared with 2010 was primarily associated with higher sales volume which increased cost of sales by about 8%.  Higher input and product obsolescence costs increased cost of sales by a total of approximately 4%.  These cost increases were offset somewhat by supply chain productivity improvements which reduced cost of sales by approximately 2%.  Business realignment and impairment charges of $13.9 million were included in cost of sales in the first six months of 2011, compared with $1.0 million in the prior year, contributing approximately 1% of the cost of sales increase.

Gross margin decreased by 1.0 percentage point in the first six months of 2011 compared with the same period of 2010.  Higher input costs reduced gross margin by about 2.0 percentage points, offset by supply chain productivity improvements and price realization of approximately 1.5 percentage points, accounting for half of the decrease in gross margin.  The impact of higher business realignment and impairment charges recorded in 2011 compared with 2010 also reduced gross margin by 0.5 percentage points.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses in the first six months of 2011 increased primarily as a result of higher marketing and employee-related expenses.  Advertising expense increased $31.8 million or 19.3% in 2011 over the comparable period of 2010.  The increase in employee-related expenses, including salaries and benefits, was partially offset by lower incentive compensation costs, primarily resulting from executive changes during the second quarter of 2011, and reduced costs associated with potential business acquisitions compared with the first six months of 2010.  Business realignment charges of $0.1 million were included in selling, marketing and administrative expenses in 2010 compared with $2.2 million in 2011.

Business Realignment and Impairment (Credits) Charges

Total net pre-tax business realignment and impairment credits of $8.1 million were recorded in the first six months of 2011 compared with charges of $85.1 million recorded in the comparable period of 2010.  The net credits recorded in the first six months of 2011 were associated with a reduction of employee separation expense of $10.2 million, partially offset by asset retirement costs related to Project Next Century.

Total pre-tax business realignment and impairment charges of $85.1 million were recorded in the first six months of 2010, including a non-cash goodwill impairment charge of $44.7 million related to our Godrej Hershey Ltd. joint venture and $40.4 million associated with Project Next Century related to estimated employee severance and asset retirement costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first six months of 2011 compared with the first six months of 2010 as a result of higher gross profit, and significantly lower business realignment and asset impairment charges.  The higher gross profit was partially offset by increased selling, marketing and administrative expense.  Net pre-tax business realignment and impairment charges of $7.9 million were recorded in the first six months of 2011 compared with $86.2 million recorded in the first six months of 2010, a decrease of $78.3 million.

EBIT margin increased from 14.3% for the first six months of 2010 to 17.5% for the first six months of 2011.  The increase in EBIT margin was primarily the result of significantly lower business realignment and impairment charges.  Business realignment and impairment charges in the first six months of 2011 reduced EBIT margin by 0.2 percentage points and in the first six months of 2010 reduced EBIT margin by 3.3 percentage points.  The decrease in gross margin was more than offset by lower selling, marketing and administration expenses as a percentage of sales.

Interest Expense, Net

Net interest expense in the first six months of 2011 was higher than the comparable period of 2010 as higher interest expense was substantially offset by an increase in capitalized interest and interest income.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 36.5% for the first six months of 2011 compared with 41.4% for the first six months of 2010.  The effective income tax rate was not impacted by the tax rates associated with business realignment and impairment charges recorded during the first six months of 2011.  The effective income tax rate related to business realignment and impairment charges recorded in 2010 reduced the rate by 4.7%.  We expect our effective income tax rate for the full year 2011 to be approximately 35.0%, excluding the impact of tax rates associated with business realignment and impairment charges during the year.

Net Income and Net Income Per Share

Earnings per share-diluted for the first six months of 2011 increased $0.42, or 50.0% compared with the same period of the prior year.  Net income in the first six months of 2011 was reduced by $5.1 million, or $0.02 per share-diluted, and in the first six months of 2010 was reduced by $70.3 million, or $0.31 per share-diluted as a result of business realignment and impairment charges.  Excluding the impact of business realignment and impairment charges in each period, adjusted earnings per share-diluted in the first six months of 2011 increased $0.13 or 11.3% as compared with the first six months of 2010.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by issuing commercial paper.  Commercial paper may also be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first six months of 2011, cash and cash equivalents decreased by $94.3 million to $790.3 million.

Cash provided from operations, cash on hand at the beginning of the period and other cash inflows, particularly from stock option exercises, during the first six months of 2011 were sufficient to fund the repurchase of Common Stock of $192.9 million, capital additions and capitalized software expenditures of $180.0 million and dividend payments of $152.7 million.

Net cash provided from operating activities was $286.7 million in 2011 and $264.8 million in 2010.  The increase was primarily the result of higher net income in 2011, partially offset by the change in cash (used by) provided from working capital.  The impact of business realignment and impairment chargges reduced cash provided from operating activities by $65.2 million in 2011 compared with 2010. Cash used by changes in other assets and liabilities was $116.3 million for the first six months of 2011 compared with $168.7 million for the same period of 2010.  The decrease in the amount of cash used by other assets and liabilities from 2010 to 2011 primarily reflected the effect of hedging transactions of $46.4 million.  Cash used by working capital was $3.6 million in 2011 as compared with cash provided of $51.3 million in 2010.  The change in cash (used by) provided from working capital was principally related to higher cash used by inventories related to seasonal sales patterns.

Interest paid was $47.7 million during the first six months of 2011 versus $45.8 million for the comparable period of 2010.  Income taxes paid were $193.7 million during the first six months of 2011 versus $201.6 million for the comparable period of 2010.  The decrease in taxes paid in 2011 was primarily related to reduced extension payments in the first six months of 2011 compared with the first six months of 2010, partially offset by the impact of higher annualized taxable income in 2011.

The ratio of current assets to current liabilities increased to 1.6:1.0 as of July 3, 2011 from 1.5:1.0 as of December 31, 2010.  The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 64% as of July 3, 2011 from 66% as of December 31, 2010.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  However, at the end of the second quarter of 2011, no commercial paper borrowings were outstanding.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

Outlook

The outlook section contains a number of forward-looking statements, all of which are based on current expectations.  Actual results may differ materially.  Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2010 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.

We expect the economic environment to continue to be challenging during the remainder of 2011.  In this environment, we will continue to build our business by focusing on a consumer-driven approach to core brand investment and new product innovation in the United States, along with investments in our strategic international businesses.

We will continue to focus on our core brands and leverage our scale at retail during 2011.  Our second quarter results were strong and we expect to continue our marketplace momentum, including the roll-out and distribution of Hershey’s Drops and Reese’s Minis and the introduction of Hershey’s Air Delight which began in June.

For the full year 2011, we now expect net sales growth, including the impact of foreign currency exchange rates, to be around 6%, greater than our long-term objective of 3% to 5%.  Price increases effective in March 2011 are not expected to have a significant impact on financial results for the year.  The impact of the price increase will be delayed because we will honor previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increase.  In addition, promotional allowances will increase subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.  We do not expect seasonal net price realization until Easter 2012.

Although the increase in advertising expense for the first six months of 2011 was 19.3% compared with the same period of 2010, advertising expense is expected to decline in the fourth quarter versus 2010 considering the significant increase in our investment during the fourth quarter of 2010.  For the full year, we continue to expect advertising to increase in the mid-single digits on a percentage basis versus 2010.  We will continue to invest in consumer insights, additional selling and go-to-market strategies in both the U.S. and international markets, new innovation on our Reese’s and Hershey’s franchises and quality merchandising and programming to drive profitable growth for both our Company and our customers.

We expect our cost structure to remain at elevated levels during the remainder of 2011.  Both primary and secondary commodity markets remain volatile and we expect that volatility to continue in the coming months. We have visibility into our cost structure for the second half of the year and there is no change to our cost inflation outlook for the full year 2011.  We also expect to continue to achieve productivity and efficiency improvements to help mitigate the impact of higher input costs.  As indicated in the Note below, we now expect growth in adjusted earnings per share-diluted to be greater than our 6% to 8% long-term objective for the full year 2011 and increase around 10% for the full year.

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

In 2010, the Company recorded GAAP charges of $53.9 million, or $0.14 per share-diluted, attributable to Project Next Century.  Additionally, in the second quarter of 2010, the Company recorded a non-cash goodwill impairment charge of $44.7 million, or $0.20 per share-diluted, related to the Godrej Hershey Ltd. joint venture.  In 2011, the Company expects to record total GAAP charges of about $38 million to $43 million, or $0.11 to $0.12 per share-diluted, attributable to Project Next Century.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2010 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2011:

	2010	2011 (Projected)
Reported EPS-Diluted	$2.21	$2.67 - $2.71
Total Business Realignment and Impairment Charges	$0.34	$0.11 - $0.12
Adjusted EPS-Diluted *	$2.55	$2.79 - $2.82

*Excludes business realignment and impairment charges.

Outlook for Project Next Century

In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  We now expect total pre-tax charges and non-recurring project implementation costs for Project Next Century of $140 million to $160 million.  During 2011, we now expect to record $38 million to $43 million in program charges.  During 2011, we expect capital expenditures for Project Next Century to be approximately $190 million to $200 million.  Depreciation and amortization for 2011 is estimated to be approximately $210 million, excluding accelerated depreciation of approximately $30 million related to Project Next Century.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $3.0 million as of July 3, 2011 and was $3.5 million as of December 31, 2010.  The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $26.4 million as of July 3, 2011 and was $24.7 million as of December 31, 2010.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $49.0 million as of December 31, 2010, to $48.1 million as of July 3, 2011.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not purchase any shares of its Common Stock during the second quarter of 2011.  In April 2011, our Board of Directors approved a new $250 million share repurchase program.

Item 4 - Reserved

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description
10.1
The Hershey Company Equity and Incentive Compensation Plan, Amended and Restated as of February 22, 2011, is incorporated by reference from Appendix B to The Hershey Company proxy statement filed March 15, 2011.

10.2
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2011.

10.3	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2011.
10.4	First Amendment to Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated April 14, 2011, is attached hereto and filed as Exhibit 10.4.
12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 3, 2011 and July 4, 2010.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: August 10, 2011	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: August 10, 2011	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.1
The Hershey Company Equity and Incentive Compensation Plan, Amended and Restated as of February 22, 2011, incorporated by reference from Appendix B to The Hershey Company proxy statement filed March 15, 2011

Exhibit 10.2
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2011

Exhibit 10.3	Form of Notice of Special Award of Restricted Stock Units, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2011

Exhibit 10.4	First Amendment to Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated April 14, 2011

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase