Form 10-Q
period 2011-10-02
HERSHEY CO
filed 2011-11-04
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
from ______to_______

Commission file number 1-183

THE HERSHEY COMPANY
(Exact name of registrant as specified in its charter)
Delaware	23-0691590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Crystal A Drive, Hershey, PA 17033
(Address of principal executive offices) (Zip Code)

717-534-4200
(Registrant’s telephone number, including area code)

Not Applicable
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

Common Stock, $1 par value – 164,487,747 shares, as of October 21, 2011.  Class B Common Stock,
$1 par value – 60,632,042 shares, as of October 21, 2011.

THE HERSHEY COMPANY
INDEX

Part I. Financial Information	Page Number

Item 1. Consolidated Financial Statements (Unaudited)	3

Consolidated Statements of Income
Three months ended October 2, 2011 and October 3, 2010	3

Consolidated Statements of Income
Nine months ended October 2, 2011 and October 3, 2010	4

Consolidated Balance Sheets
October 2, 2011 and December 31, 2010	5

Consolidated Statements of Cash Flows
Nine months ended October 2, 2011 and October 3, 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Results of Operations and Financial Condition	21

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	28

Item 4. Controls and Procedures	29

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use
of Proceeds	30

Item 6. Exhibits	30

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	October 2, 2011	October 3, 2010

Net Sales	$1,624,249	$1,547,115

Costs and Expenses:
Cost of sales	944,068	891,895
Selling, marketing and administrative	356,878	357,624
Business realignment and impairment charges (credits), net	2,187	(2,052)

Total costs and expenses	1,303,133	1,247,467

Income before Interest and Income Taxes	321,116	299,648

Interest expense, net	23,041	22,259

Income before Income Taxes	298,075	277,389

Provision for income taxes	101,380	97,220

Net Income	$196,695	$180,169

Earnings Per Share - Basic - Class B Common Stock	$.81	$.74

Earnings Per Share - Diluted - Class B Common Stock	$.80	$.73

Earnings Per Share - Basic - Common Stock	$.89	$.81

Earnings Per Share - Diluted - Common Stock	$.86	$.78

Average Shares Outstanding - Basic - Common Stock	165,917	166,900

Average Shares Outstanding - Basic - Class B Common Stock	60,632	60,708

Average Shares Outstanding - Diluted	229,849	230,491

Cash Dividends Paid Per Share:
Common Stock	$.3450	$.3200
Class B Common Stock	$.3125	$.2900

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	October 2, 2011	October 3, 2010

Net Sales	$4,513,643	$4,188,200

Costs and Expenses:
Cost of sales	2,612,957	2,392,462
Selling, marketing and administrative	1,080,594	1,035,250
Business realignment and impairment (credits) charges, net	(5,927)	83,082

Total costs and expenses	3,687,624	3,510,794

Income before Interest and Income Taxes	826,019	677,406

Interest expense, net	70,869	68,788

Income before Income Taxes	755,150	608,618

Provision for income taxes	268,321	234,332

Net Income	$486,829	$374,286

Earnings Per Share - Basic - Class B Common Stock	$2.00	$1.53

Earnings Per Share - Diluted - Class B Common Stock	$1.98	$1.52

Earnings Per Share - Basic - Common Stock	$2.20	$1.68

Earnings Per Share - Diluted - Common Stock	$2.12	$1.63

Average Shares Outstanding - Basic - Common Stock	166,223	167,030

Average Shares Outstanding - Basic - Class B Common Stock	60,649	60,708

Average Shares Outstanding - Diluted	230,114	230,138

Cash Dividends Paid Per Share:
Common Stock	$1.0350	$.9600
Class B Common Stock	$.9375	$.8700

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	October 2, 2011	December 31, 2010

Current Assets:
Cash and cash equivalents	$292,339	$884,642
Accounts receivable - trade	620,745	390,061
Inventories	654,455	533,622
Deferred income taxes	106,694	55,760
Prepaid expenses and other	139,782	141,132
Total current assets	1,814,015	2,005,217
Property, Plant and Equipment, at cost	3,507,324	3,324,763
Less-accumulated depreciation and amortization	(1,994,544)	(1,887,061)
Net property, plant and equipment	1,512,780	1,437,702
Goodwill	517,157	524,134
Other Intangibles	113,803	123,080
Deferred Income Taxes	11,313	21,387
Other Assets	161,438	161,212
Total assets	$4,130,506	$4,272,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$430,251	$410,655
Accrued liabilities	596,680	593,308
Accrued income taxes	15,083	9,402
Short-term debt	39,861	24,088
Current portion of long-term debt	99,552	261,392
Total current liabilities	1,181,427	1,298,845
Long-term Debt	1,498,862	1,541,825
Other Long-term Liabilities	495,540	494,461
Total liabilities	3,175,829	3,335,131
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2011 and 2010	$—	$—
Common Stock, shares issued: 299,269,702 in 2011 and 299,195,325 in 2010	299,269	299,195
Class B Common Stock, shares issued: 60,632,042 in 2011 and 60,706,419 in 2010	60,632	60,706
Additional paid-in capital	470,491	434,865
Retained earnings	4,633,156	4,374,718
Treasury-Common Stock shares at cost: 134,572,801 in 2011 and 132,871,512 in 2010	(4,243,616)	(4,052,101)
Accumulated other comprehensive loss	(292,260)	(215,067)
The Hershey Company stockholders’ equity	927,672	902,316
Noncontrolling interests in subsidiaries	27,005	35,285
Total stockholders' equity	954,677	937,601
Total liabilities and stockholders' equity	$4,130,506	$4,272,732

The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
Cash Flows Provided from (Used by) Operating Activities
Net Income	$486,829	$374,286
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	157,561	145,736
Stock-based compensation expense, net of tax of $10,963 and $13,850, respectively	19,831	24,623
Excess tax benefits from exercise of stock options	(9,561)	(690)
Deferred income taxes	4,157	1,900
Gain on sale of trademark licensing rights, net of tax of $5,962	(11,072)	—
Business realignment and impairment charges, net of tax of $8,104 and $17,618, respectively	13,335	73,073
Contributions to pension plans	(3,871)	(4,053)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(230,684)	(195,351)
Inventories	(125,533)	(60,262)
Accounts payable	51,882	62,318
Other assets and liabilities	(95,645)	(33,381)
Net Cash Flows Provided from Operating Activities	257,229	388,199

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(251,206)	(108,569)
Capitalized software additions	(14,390)	(15,131)
Proceeds from sales of property, plant and equipment	260	2,090
Proceeds from sale of trademark licensing rights	20,000	—
Business acquisition	(5,750)	—
Net Cash Flows (Used by) Investing Activities	(251,086)	(121,610)

Cash Flows Provided from (Used by) Financing Activities
Net increase (decrease) in short-term debt	13,082	(8,480)
Long-term borrowings	478	127
Repayment of long-term debt	(254,756)	(5,746)
Proceeds from lease financing agreement	47,601	—
Cash dividends paid	(228,391)	(212,602)
Exercise of stock options	171,629	74,004
Excess tax benefits from exercise of stock options	9,561	690
Contributions from noncontrolling interests in subsidiaries	—	10,199
Repurchase of Common Stock	(357,650)	(133,439)
Net Cash Flows (Used by) Financing Activities	(598,446)	(275,247)

Decrease in Cash and Cash Equivalents	(592,303)	(8,658)
Cash and Cash Equivalents, beginning of period	884,642	253,605

Cash and Cash Equivalents, end of period	$292,339	$244,947

Interest Paid	$84,050	$90,654

Income Taxes Paid	$223,991	$236,632

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

We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2011 presentation. Operating results for the nine months ended October 2, 2011 may not be indicative of the results that may be expected for the year ending December 31, 2011, because of the seasonal effects of our business.  For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

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

The decrease in noncontrolling interests in subsidiaries from $35.3 million as of December 31, 2010 to $27.0 million as of October 2, 2011 reflected the noncontrolling interests’ share of losses of these entities as well as the impact of currency translation adjustments.  The noncontrolling interests’ share of losses in subsidiaries increased income by $5.0 million for the nine months ended October 2, 2011 and by $7.3 million for the nine months ended October 3, 2010 and was included in selling, marketing and administrative expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
In millions of dollars
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units	$6.8	$11.3	$30.8	$38.5
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$2.3	$3.7	$11.0	$13.9

The decrease in share-based compensation expense for the third quarter and first nine months of 2011 resulted primarily from certain adjustments associated with accounting for performance stock units.  In addition, the decrease in share-based compensation expense for the first nine months of 2011 was impacted by the forfeiture of unvested awards due to participant changes during the second quarter of 2011.

We estimated the fair value of the market-based total shareholder return component of the performance stock units using a Monte Carlo simulation model on the date of grant.  We based the weighted-average estimated values of PSUs, as well as the weighted-average assumptions that we used in calculating the fair value, on estimates at the date of grant, as follows:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
Estimated values	$37.79	$28.62
Dividend yields	2.7%	3.2%
Expected volatility	28.8%	29.5%

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
Dividend yields	2.7%	3.2%
Expected volatility	22.6%	21.7%
Risk-free interest rates	2.8%	3.1%
Expected lives in years	6.6	6.5

Stock Options

A summary of the status of our stock options as of October 2, 2011, and the change during 2011 is presented below:

	For the Nine Months Ended October 2, 2011
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	17,997,082	$42.21	6.1 years
Granted	2,184,035	$51.60
Exercised	(4,526,643)	$37.99
Forfeited	(752,662)	$43.87
Outstanding as of October 2, 2011	14,901,812	$44.79	6.0 years
Options exercisable as of October 2, 2011	8,738,062	$46.79	4.5 years

For the Nine Months Ended
	October 2, 2011	October 3, 2010
Weighted-average fair value of options granted (per share)	$ 9.98	$ 6.85
Intrinsic value of options exercised (in millions of dollars)	$ 75.3	$ 23.5

As of October 2, 2011, the aggregate intrinsic value of options outstanding was $218.9 million and the aggregate intrinsic value of options exercisable was $112.3 million.

As of October 2, 2011, there was $21.7 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units and Restricted Stock Units

A summary of the status of our performance stock units and restricted stock units as of October 2, 2011, and the change during 2011 is presented below:

Performance Stock Units and Restricted Stock Units	For the Nine Months Ended October 2, 2011	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,948,758	$38.00
Granted	508,877	$52.23
Performance assumption change	143,876	$45.96
Vested	(661,676)	$37.28
Forfeited	(241,119)	$40.26
Outstanding as of October 2, 2011	1,698,716	$43.18

The table above excludes performance stock unit awards for 85,694 and 74,108 units as of December 31, 2010 and  October 2, 2011, respectively, for which the measurement date had not yet occurred for accounting purposes.

As of October 2, 2011, there was $39.0 million of unrecognized compensation cost relating to non-vested performance stock units and restricted stock units.  We expect to recognize that cost over a weighted-average period of 2.1 years.

For the Nine Months Ended
	October 2, 2011	October 3, 2010
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$ 34.3	$ 15.5

The higher amount in 2011 was primarily due to the higher performance attainment percentage associated with the performance stock unit awards vesting in 2011 compared with 2010.

Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 529,853 units as of October 2, 2011.  Each unit is equivalent to one share of the Company’s Common Stock.

No stock appreciation rights were outstanding as of October 2, 2011.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K and our proxy statement for the 2011 annual meeting of stockholders.

5 .          INTEREST EXPENSE

  Net interest expense consisted of the following:

	For the Nine Months Ended
	October 2, 2011	October 3, 2010
In thousands of dollars
Interest expense	$78,191	$70,958
Interest income	(1,976)	(829)
Capitalized interest	(5,346)	(1,341)
Interest expense, net	$70,869	$68,788

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

We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $140 million to $160 million over three years.  This estimate includes $120 million to $140 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs.  Total costs of $21.4 million were recorded during the first nine months of 2011 and total costs of $53.9 million were recorded for the full year 2010.

In September 2011, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility with Chocolate Realty DST, a Delaware Statutory Trust.  Chocolate Realty DST is not affiliated with the Milton Hershey School Trust.  As a result of our continuing involvement and use of the property, we are deemed to be the “owner” of the property for accounting purposes.  We received net proceeds of $47.6 million and recorded a lease financing obligation of $50.0 million under the leasing agreement.  The initial term of the agreement expires in 2041.

Certain former manufacturing facilities with a carrying value of $11.5 million were being held for sale as of October 2, 2011.  The fair value of these facilities was estimated based on expected sales proceeds.

Business realignment and impairment charges and credits recorded during the three-month and nine-month periods ended October 2, 2011 and October 3, 2010 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
In thousands of dollars
Cost of sales – Next Century program	$ 9,464	$ 6,123	$ 23,346	$ 7,099

Selling, marketing and administrative – Next Century program	1,868	387	4,020	510

Business realignment and impairment charges, net
Next Century program
Plant closure expenses and fixed asset impairment charges	1,600	843	3,727	5,147
Employee separation costs (credits)	587	(2,895)	(9,654)	33,243

Godrej Hershey Ltd. goodwill impairment	—	—	—	44,692
Total business realignment and impairment charges (credits), net	2,187	(2,052)	(5,927)	83,082

Total business realignment and impairment charges	$ 13,519	$ 4,458	$ 21,439	$ 90,691

A charge of $9.5 million was recorded in cost of sales during the third quarter of 2011 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program.  A charge of $1.9 million was recorded in selling, marketing and administrative expenses in the third quarter of 2011 related primarily to project administration for the Next Century program.  Plant closure expenses of $1.6 million were recorded in the third quarter of 2011 primarily related to costs associated with the relocation of production lines.  Employee separation costs were $0.6 million for the Next Century program in the third quarter of 2011, reflecting expected costs related to voluntary and involuntary terminations.

A charge of $23.3 million was recorded in cost of sales during the first nine months of 2011 related to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $4.0 million was recorded in selling, marketing and administrative expenses during the first nine months of 2011 for project administration.  Plant closure expenses of $3.7 million were recorded during the first nine months of 2011 primarily related to costs associated with the relocation of production lines.  Employee separation costs were reduced by $9.7 million during the first nine months of 2011 which consisted of an $11.3 million credit reflecting lower expected costs related to voluntary and involuntary terminations at the two manufacturing facilities and a net benefits curtailment loss of $1.6 million also related to the employee terminations.  While the expected total number of jobs to be eliminated under the Next Century program has not changed, approximately 400 employees are expected to leave the Company under voluntary and involuntary severance benefit plans compared with the original estimate of 500 to 600 employees.

A charge of $6.1 million was recorded in cost of sales during the third quarter of 2010 related to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $0.4 million was recorded in selling, marketing and administrative expenses in the third quarter of 2010 for project administration.  In determining the costs related to fixed asset impairments, fair value was estimated based on the expected sales proceeds.  Fixed asset impairments and plant closure expenses of $0.8 million were recorded in the third quarter of 2010.  The employee separation credit of $2.9 million in the third quarter of 2010 was related to lower expected voluntary and involuntary terminations at the two manufacturing facilities based on severance elections received during the third quarter of 2010.

A charge of $7.1 million was recorded in cost of sales during the first nine months of 2010 related primarily to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program.  A charge of $0.5 million was recorded in selling, marketing and administrative expenses during the first nine months of 2010 for project administration.  Fixed asset impairments and plant closure expenses of $5.1 million were recorded during the first nine months of 2010.  Employee separation costs of $33.2 million during the first nine months of 2010 were related to expected voluntary and involuntary terminations at the two manufacturing facilities.

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

The October 2, 2011 liability balance relating to the Next Century program was $19.9 million for estimated employee separation costs which were recorded in 2010 and 2011 and will be paid in 2012 and 2013 as production transitions to the expanded West Hershey facility.  During the first nine months of 2011, we made payments against the liabilities of $1.7 million related to employee separation and project administration costs.

7.           EARNINGS PER SHARE

  We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
In thousands except per share amounts
Net income	$196,695	$180,169	$486,829	$374,286
Weighted-average shares - Basic
Common Stock	165,917	166,900	166,223	167,030
Class B Common Stock	60,632	60,708	60,649	60,708
Total weighted-average shares - Basic	226,549	227,608	226,872	227,738
Effect of dilutive securities:
Employee stock options	2,580	2,126	2,564	1,740
Performance and restricted stock units	720	757	678	660
Weighted-average shares - Diluted	229,849	230,491	230,114	230,138
Earnings Per Share - Basic
Class B Common Stock	$.81	$.74	$2.00	$1.53
Common Stock	$.89	$.81	$2.20	$1.68
Earnings Per Share - Diluted
Class B Common Stock	$.80	$.73	$1.98	$1.52
Common Stock	$.86	$.78	$2.12	$1.63

The Class B Common Stock is convertible into Common Stock on a share-for-share basis at any time.  The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
In millions
Stock options excluded from diluted earnings per share calculation because the effect would have been antidilutive	1.6	4.9	6.9	8.7

8.           DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value.  We classify derivatives as assets or liabilities on the balance sheet.  As of October 2, 2011 and December 31, 2010, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of October 2, 2011 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$8,596	$1,460
Other assets	$—	$1,636	$—
Accrued liabilities	$1,017	$5,335	$29,559
Other long-term liabilities	$—	$818	$—

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$6,748	$—
Other assets	$—	$2,737	$—
Accrued liabilities	$8,873	$5,109	$3,233
Other long-term liabilities	$—	$2,348	$—

The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period.  We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  As of October 2, 2011, the fair value of foreign exchange forward contracts with gains totaled $10.2 million and the fair value of foreign exchange forward contracts with losses totaled $6.1 million.

As of October 2, 2011, prepaid expense and other current assets associated with commodities futures and options contracts were related to the fair value of commodity derivative instruments.

As of October 2, 2011, accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity derivative instruments as well as cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 2, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$7,856	$(21,786)	$(69,750)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$2,281	$22,400
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$(691)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 3, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(27,237)	$6,477	$(37,502)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$—	$(5,886)	$44,800
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$469

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

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $22.1 million after tax as of October 2, 2011.  This amount was primarily associated with commodities futures and options contracts.

For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

9.           COMPREHENSIVE INCOME

  A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended October 2, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$196,695

Other comprehensive income (loss):
Foreign currency translation adjustments	$(37,826)	$—	(37,826)
Pension and post-retirement benefit plans	8,178	(2,993)	5,185
Cash flow hedges:
Losses on cash flow hedging derivatives	(78,216)	31,444	(46,772)
Reclassification adjustments	(11,504)	4,479	(7,025)
Total other comprehensive loss	$(119,368)	$32,930	(86,438)
Comprehensive income			$110,257

	For the Three Months Ended October 3, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$180,169

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,243	$—	12,243
Pension and post-retirement benefit plans	7,099	(2,744)	4,355
Cash flow hedges:
Losses on cash flow hedging derivatives	(11,776)	4,064	(7,712)
Reclassification adjustments	(11,043)	4,231	(6,812)
Total other comprehensive income	$(3,477)	$5,551	2,074
Comprehensive income			$182,243

	For the Nine Months Ended October 2, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$486,829

Other comprehensive income (loss):
Foreign currency translation adjustments	$(24,219)	$—	(24,219)
Pension and post-retirement benefit plans	21,670	(8,429)	13,241
Cash flow hedges:
Losses on cash flow hedging derivatives	(83,680)	32,622	(51,058)
Reclassification adjustments	(24,681)	9,524	(15,157)
Total other comprehensive loss	$(110,910)	$33,717	(77,193)
Comprehensive income			$409,636

	For the Nine Months Ended October 3, 2010
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$374,286

Other comprehensive income (loss):
Foreign currency translation adjustments	$9,370	$—	9,370
Pension and post-retirement benefit plans	21,778	(8,358)	13,420
Cash flow hedges:
Losses on cash flow hedging derivatives	(58,264)	21,958	(36,306)
Reclassification adjustments	(38,914)	14,902	(24,012)
Total other comprehensive loss	$(66,030)	$28,502	(37,528)
Comprehensive income			$336,758

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	October 2, 2011	December 31, 2010
In thousands of dollars
Foreign currency translation adjustments	$(1,547)	$22,672
Pension and post-retirement benefit plans, net of tax	(257,339)	(270,580)
Cash flow hedges, net of tax	(33,374)	32,841
Total accumulated other comprehensive loss	$(292,260)	$(215,067)

10.         INVENTORIES

  We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market.  Inventories were as follows:

	October 2, 2011	December 31, 2010
In thousands of dollars
Raw materials	$221,779	$209,058
Goods in process	86,911	73,068
Finished goods	502,907	404,666
Inventories at FIFO	811,597	686,792
Adjustment to LIFO	(157,142)	(153,170)
Total inventories	$654,455	$533,622

The increase in finished goods inventories was primarily associated with seasonal sales patterns and increases in inventory levels in anticipation of the transition of production to our West Hershey manufacturing facility under the Next Century program.

11.        SHORT-TERM DEBT

  As a source of short-term financing, we utilize commercial paper or bank loans with an original maturity of three months or less.  Our five-year unsecured revolving credit agreement expires in December 2012.  The credit limit is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.  The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default.  As of October 2, 2011, we complied with all covenants pertaining to the credit agreement.  There were no significant compensating balance agreements that legally restricted these funds.  For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

12.         LONG-TERM DEBT

  In May 2009, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities.  This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”).

  In September 2011, we repaid $250.0 million of 5.3% Notes due in 2011.  In December 2010, we issued $350 million of 4.125% Notes due in 2020.  The Notes were issued under the WKSI Registration Statement.  Also in December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer.  We used a portion of the proceeds from the $350 million of 4.125% Notes issued in December 2010 to fund the repurchase.

13.        FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of October 2, 2011 and December 31, 2010, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,598.4 million as of October 2, 2011, compared with a fair value of $1,882.5 million, based on quoted market prices for the same or similar debt issues.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements.  In March 2009, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011.  The weighted-average fixed rate on the forward starting swap agreements was 3.5%.  The forward starting swap agreements matured in September 2011, resulting in cash payments of approximately $26 million.  The loss on the swap agreements will be amortized as an increase to interest expense over the term of the anticipated $250 million of term financing expected to be executed in 2011.  Also in September 2011, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing expected to be executed in 2011.  The weighted-average fixed rate on the forward starting swap agreements is 1.4%.  The fair value of interest rate swap agreements was a net liability of $1.0 million as of October 2, 2011.  The Company’s risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

The following table summarizes our foreign exchange activity:

	October 2, 2011
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$79.4	Euros British pound sterling Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$124.9	Canadian dollars

Our foreign exchange forward contracts mature in 2011, 2012 and 2013.  For more information, see Note 8. Derivative Instruments and Hedging Activities.

14.        FAIR VALUE ACCOUNTING

We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of October 2, 2011, is as follows:

Description	Fair Value as of October 2, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$11,692	$1,460	$10,232	$—

Liabilities
Cash flow hedging derivatives	$36,729	$29,559	$7,170	$—

As of October 2, 2011, cash flow hedging derivative Level 1 assets were related to the fair value of commodity derivative instruments.  Cash flow hedging Level 1 liabilities were associated with the fair value of commodity derivative instruments and cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period.  We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges.  These changes in value represent unrealized gains and losses.

As of October 2, 2011, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains.  Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses.  We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period.  We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.  For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

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

15.        INCOME TAXES

The number of years with open tax audits varies depending on the tax jurisdiction.  Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico.  During the fourth quarter of 2009, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2007 and 2008 and we expect the audit to conclude by the end of 2012.  Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2006.  We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2004, and we are no longer subject to Mexican federal income tax examinations by

Servicio de Administracion Tributaria (“SAT”) for years before 2004.  During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009.  U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments.  We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments.  We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $17.3 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.        PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS

Components of net periodic benefit cost for the periods indicated consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
In thousands of dollars
Service cost	$7,507	$7,061	$333	$346
Interest cost	13,147	13,367	3,744	4,061
Expected return on plan assets	(19,640)	(19,022)	—	—
Amortization of prior service cost (credit)	231	287	(63)	(69)
Recognized net actuarial loss (gain)	6,693	7,129	(18)	(33)
Administrative expenses	134	141	110	75
Net periodic benefit cost	8,072	8,963	4,106	4,380
Curtailment credit	(7)	—	—	—
Total amount reflected in earnings	$8,065	$8,963	$4,106	$4,380

We made contributions of $1.3 million and $4.9 million to the pension plans and other benefits plans, respectively, during the third quarter of 2011.  The $4.9 million of contributions to other benefits plans included a reimbursement of $0.7 million received during the third quarter of 2011 relating to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 healthcare benefit costs.  In the third quarter of 2010, we made contributions of $1.4 million and $3.6 million to our pension and other benefits plans, respectively.  The contributions in 2011 and 2010 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The pension curtailment credit recorded in the third quarter of 2011 was related to Project Next Century.

Components of net periodic benefit cost for the periods indicated consisted of the following:

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
In thousands of dollars
Service cost	$22,544	$21,198	$1,000	$1,038
Interest cost	39,752	40,107	11,232	12,186
Expected return on plan assets	(58,675)	(57,074)	—	—
Amortization of prior service cost (credit)	692	858	(190)	(208)
Recognized net actuarial loss (gain)	20,779	21,391	(54)	(100)
Administrative expenses	550	358	211	221
Net periodic benefit cost	25,642	26,838	12,199	13,137
Curtailment loss (credit)	1,826	—	(174)	—
Total amount reflected in earnings	$27,468	$26,838	$12,025	$13,137

We made contributions of $3.9 million and $13.6 million to the pension plans and other benefits plans, respectively, during the first nine months of 2011.  The $13.6 million of contributions to the other benefits plans included reimbursements of $2.9 million received during 2011 relating to the Early Retiree Reinsurance Program.  In the first nine months of 2010, we made contributions of $4.1 million and $16.1 million to our pension and other benefits plans, respectively.  The contributions in 2011 and 2010 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The pension curtailment loss and other benefits curtailment credit recorded in the first nine months of 2011 related to Project Next Century which is described in more detail in Note 6. Business Realignment and Impairment Charges.

For 2011, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2011 is not material.

For more information, refer to the consolidated financial statements and notes included in our 2010 Annual Report on Form 10-K.

17.       SHARE REPURCHASES

Repurchases and Issuances of Common Stock

A summary of cumulative share repurchases and issuances is as follows:

	For the Nine Months Ended October 2, 2011
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,903	$100,015
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	4,715	257,635
Total share repurchases	6,618	357,650
Shares issued for stock options and incentive compensation	(4,917)	(166,135)
Net change	1,701	$191,515

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

18.           SUBSEQUENT EVENT

In October 2011, we entered into a new five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders.  We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter.  The credit agreement contains customary representations and warranties and events of default.  Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement.

Also in October 2011, we terminated the five-year credit agreement entered into in December 2006 which was scheduled to expire in December 2012.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	October 2, 2011	October 3, 2010	Percent Change Increase (Decrease)	October 2, 2011	October 3, 2010	Percent Change Increase (Decrease)
In thousands except per share amounts
Net Sales	$1,624.3	$1,547.1	5.0%	$4,513.6	$4,188.2	7.8%
Cost of Sales	944.1	891.9	5.8	2,612.9	2,392.5	9.2
Gross Profit	680.2	655.2	3.8	1,900.7	1,795.7	5.8
Gross Margin	41.9%	42.4%		42.1%	42.9%
SM&A Expense	356.9	357.6	(0.2)	1,080.6	1,035.2	4.4
SM&A Expense as a percent of sales	22.0%	23.1%		23.9%	24.7%
Business Realignment and Impairment Charges (Credits), net	2.2	(2.1)	206.6	(5.9)	83.1	(107.1)
EBIT	321.1	299.7	7.2	826.0	677.4	21.9
EBIT Margin	19.8%	19.4%		18.3%	16.2%
Interest Expense, net	23.0	22.3	3.5	70.9	68.8	3.0
Provision for Income Taxes	101.4	97.2	4.3	268.3	234.3	14.5
Effective Income Tax Rate	34.0%	35.0%		35.5%	38.5%
Net Income	$196.7	$180.2	9.2	$486.8	$374.3	30.1
Net Income Per Share-Diluted	$0.86	$0.78	10.3	$2.12	$1.63	30.1

Results of Operations – Third Quarter 2011 vs. Third Quarter 2010

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

Net Sales

Net sales increased 5.0% for the third quarter of 2011 over the comparable period of 2010 due primarily to net price realization, partially offset by sales volume decreases in the United States.  Net price realization contributed about 5.4% to the net sales increase, primarily due to the impact of list price increases, offset somewhat by higher promotional rates.  Sales volume declines of approximately 1% were primarily associated with lower core brand sales due to pricing elasticity.  These core brand sales volume decreases were substantially offset by incremental sales of new products, primarily the introduction of Reese’s Minis and Hershey’s Drops in the United States.  Favorable foreign currency exchange rates contributed approximately 0.6% to the sales increase.

Key Marketplace Metrics

Consumer takeaway increased 8.7% during the third quarter of 2011 compared with the same period of 2010.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels increased by 1.0 share point during the third quarter of 2011 compared with the same period of 2010.  The change in market share is provided for measured channels by syndicated data which include sales in the U.S. food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

Cost of sales increased by 5.8% in the third quarter of 2011 primarily due to higher input costs which increased cost of sales by about 4%.  Higher supply chain costs were only partially offset by productivity improvements, resulting in a net increase to cost of sales of approximately 1%.   Business realignment charges of $9.5 million were included in cost of sales in the third quarter of 2011 compared with $6.1 million recorded during the comparable period of 2010, contributing approximately 0.4% to the cost of sales increase.

Gross margin decreased by 0.5 percentage points for the third quarter of 2011 compared with the third quarter of 2010.  Business realignment and impairment charges reduced gross margin by 0.3 percentage points as compared with 2010.  Excluding the impact of business realignment and impairment charges, adjusted gross margin decreased by 0.2 percentage points in the third quarter of 2011 compared with the same period of 2010, reflecting higher input and supply chain costs.  These cost increases were only partially offset by productivity improvements and favorable price realization.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses decreased primarily due to the $17.0 million gain on the sale of certain non-core trademark licensing rights, substantially offset by increases in other selling, marketing and administrative costs primarily reflecting higher employee-related expenses.  Advertising expense in the third quarter of 2011 increased approximately 7% from the same period in 2010.

Business realignment charges of $1.9 million were included in selling, marketing and administrative expenses in the third quarter of 2011 compared with $0.4 million in the third quarter of 2010.

Business Realignment and Impairment Charges (Credits)

Pre-tax business realignment and impairment charges of $2.2 million were recorded in the third quarter of 2011 associated with Project Next Century.  The charges related primarily to costs associated with the relocation of production lines and employee separations.

In the third quarter of 2010, we recorded credits of $2.1 million associated with Project Next Century which were related to previously recorded amounts for employee separation costs and reflected lower expected termination costs based on severance elections during the third quarter of 2010.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the third quarter of 2011 compared with the third quarter of 2010 as a result of higher gross profit.  The pre-tax gain of $17.0 million on the sale of trademark licensing rights more than offset increases in selling, marketing and administrative expenses.  Pre-tax business realignment and impairment charges of $13.5 million were recorded in the third quarter of 2011 compared with $4.5 million recorded in the third quarter of 2010.

EBIT margin increased from 19.4% for the third quarter of 2010 to 19.8% for the third quarter of 2011.  The gain on the sale of trademark licensing rights recorded in the third quarter of 2011 increased EBIT margin by 1.1 percentage points and the impact of business realignment and impairment charges reduced EBIT margin by 0.8 percentage points.  Net business realignment and impairment charges recorded in the third quarter of 2010 reduced EBIT margin by 0.3 percentage points.  Excluding the impact of the gain on sale of trademark licensing rights and business realignment and impairment charges, adjusted EBIT margin was 19.6% in the third quarter of 2011 compared with 19.7% in the third quarter of 2010.

Interest Expense, Net

Net interest expense was slightly higher in the third quarter of 2011 than the comparable period of 2010, primarily reflecting increased interest expense resulting from higher average debt outstanding, substantially offset by increased capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 34.0% for the third quarter of 2011 compared with 35.0% for the third quarter of 2010.  The effective income tax rate was reduced by 0.2% in the third quarter of 2011 as a result of the net impact of tax rates associated with the gain on the sale of trademark licensing rights and business realignment and impairment charges.  In the third quarter of 2010 the effective income tax rate was reduced by 0.1% as a result of the tax rates associated with business realignment charges recorded during the period.  Excluding the impact of tax rates associated with the gain and business realignment and impairment charges, our effective tax rate decreased in 2011 as a result of the mix of income among various tax jurisdictions.

Net Income and Net Income Per Share

Earnings per share-diluted for the third quarter of 2011 increased $0.08 as compared with the third quarter of 2010.  Net income in the third quarter of 2011 was increased by $11.1 million, or $0.05 per share-diluted, as a result of the gain on the sale of trademark licensing rights and was reduced by $8.2 million, or $0.03 per share-diluted, reflecting business realignment and impairment charges.  In the third quarter of 2010, net income was reduced by $2.7 million, or $0.01 per share-diluted, as a result of net business realignment and impairment charges.  Excluding the gain on the sale of trademark rights and the impact of business realignment and impairment charges, adjusted earnings per share-diluted increased $0.05 per share, or 6.3%, in 2011 compared with 2010.

Results of Operations – First Nine Months 2011 vs. First Nine Months 2010

Net Sales

An increase in net sales of 7.8% in the first nine months of 2011 compared with the same period in 2010 was attributable to sales volume increases of 4.5% primarily related to sales of new products, particularly in the U.S.  Price realization in the U.S. and for our international businesses contributed approximately 3% to the net sales increase.  The favorable impact of foreign currency exchange rates increased net sales by approximately 0.6%.

Key Marketplace Metrics

Consumer takeaway increased 8.3% during the first nine months of 2011 compared with the same period of 2010.  Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business.  These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Market share in measured channels improved by 1.0 share point during the first nine months of 2011 compared with the same period of 2010.  The change in market share is provided for measured channels by syndicated data which include sales in the U.S. food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.

Cost of Sales and Gross Margin

The cost of sales increase of 9.2% in the first nine months of 2011 compared with 2010 was primarily associated with higher sales volume which increased cost of sales by about 5%.  Higher input and supply chain costs increased cost of sales by a total of approximately 5%.  These cost increases were offset somewhat by supply chain productivity improvements which reduced cost of sales by approximately 2%.  Business realignment and impairment charges of $23.3 million were included in cost of sales in the first nine months of 2011, compared with $7.1 million in the prior year, contributing approximately 1% of the cost of sales increase.

Gross margin decreased by 0.8 percentage point in the first nine months of 2011 compared with the same period of 2010.  Higher input and supply chain costs reduced gross margin by about 2.6 percentage points, substantially offset by productivity improvements and price realization of approximately 2.3 percentage points.  The impact of higher business realignment and impairment charges recorded in 2011 compared with 2010  reduced gross margin by 0.4 percentage points.

Selling, Marketing and Administrative

Selling, marketing and administrative expenses increased in the first nine months of 2011 as a result of higher marketing and employee-related expenses, offset somewhat by the $17.0 million gain on the sale of non-core trademark licensing rights.  Advertising expense in the first nine months of 2011 increased approximately 14.5% from the same period in 2010.

Business realignment charges of $4.0 million were included in selling, marketing and administrative expenses in the first nine months of 2011 compared with $0.5 million in 2010.

Business Realignment and Impairment (Credits) Charges

Total net pre-tax business realignment and impairment credits of $5.9 million were recorded in the first nine months of 2011 compared with charges of $83.1 million recorded in the comparable period of 2010.  The net credits recorded in the first nine months of 2011 were associated with a reduction of employee separation expense of $9.7 million, partially offset by asset retirement costs related to Project Next Century.

Total pre-tax business realignment and impairment charges of $83.1 million were recorded in the first nine months of 2010, including a non-cash goodwill impairment charge of $44.7 million related to our Godrej Hershey Ltd. joint venture and $38.4 million associated with Project Next Century related to estimated employee severance and asset retirement costs.

Income Before Interest and Income Taxes and EBIT Margin

EBIT increased in the first nine months of 2011 compared with the first nine months of 2010 as a result of higher gross profit and lower business realignment and impairment charges. Higher selling, marketing and administrative expenses were offset somewhat by the pre-tax gain of $17.0 million on the sale of trademark licensing rights.  Pre-tax net business realignment and impairment charges of $21.4 million were recorded in the first nine months of 2011 compared with $90.7 million recorded in the first nine months of 2010.

EBIT margin increased from 16.2% for the first nine months of 2010 to 18.3% for the first nine months of 2011 as the gain on the sale of trademark licensing rights increased EBIT margin by 0.4 percentage points and the net impact of business realignment and impairment charges reduced EBIT margin by 0.5 percentage points.  Net business realignment and impairment charges recorded in the first nine months of 2010 reduced EBIT margin by 2.1 percentage points.  Excluding the impact of the gain on sale of trademark licensing rights and business realignment and impairment charges, adjusted EBIT margin was 18.4% in the first nine months of 2011 compared with 18.3% for the comparable period of 2010.

Interest Expense, Net

Net interest expense in the first nine months of 2011 was higher than the comparable period of 2010 due to higher average debt outstanding, partially offset by an increase in capitalized interest.

Income Taxes and Effective Tax Rate

Our effective income tax rate was 35.5% for the first nine months of 2011 compared with 38.5% for the first nine months of 2010.  The effective income tax rate was reduced by 0.1% in the first nine months of 2011 as a result of the effective tax rates associated with the gain on the sale of trademark licensing rights and business realignment and impairment charges.  In the first nine months of 2010 the effective income tax rate was increased by 2.5% as a result of the tax rates associated with business realignment charges recorded during the period.  Excluding the impact of tax rates associated with the gain on sale of the trademark rights and business realignment and impairment charges, our effective tax rate decreased in 2011 as a result of the mix of income among various tax jurisdictions.

Net Income and Net Income Per Share

Earnings per share-diluted for the first nine months of 2011 increased $0.49, or 30.1%, compared with the same period of the prior year.  Net income in the first nine months of 2011 was increased by $11.1 million, or $0.05 per share-diluted, as a result of the gain on sale of trademark licensing rights and was reduced by $13.3 million, or $0.06 per share-diluted, as a result of net business realignment and impairment charges.  In the first nine months of 2010, net income was reduced by $73.1 million or $0.31 per share-diluted as a result of business realignment and impairment charges.  Excluding the gain on the sale of trademark rights and the impact of business realignment and impairment charges, adjusted earnings per share-diluted increased $0.19 per share, or 9.8%, in 2011 compared with 2010.

Liquidity and Capital Resources

Historically, our major source of financing has been cash generated from operations.  Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand or by issuing commercial paper.  Commercial paper may also be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.  During the first nine months of 2011, cash and cash equivalents decreased by $592.3 million to $292.3 million.

Cash on hand at the beginning of the period, cash provided from operations and other cash inflows, particularly from stock option exercises, during the first nine months of 2011 were sufficient to fund the repurchase of Common Stock of $357.7 million, capital additions and capitalized software expenditures of $265.6 million, repayment of long-term debt of $254.8 million and dividend payments of $228.4 million.

Net cash provided from operating activities was $257.2 million for the first nine months of 2011 and $388.2 million for the comparable period of 2010.  The decrease was primarily attributable to the change in cash used by working capital as well as an increase in cash used by other assets and liabilities and the impact of business realignment and impairment charges, partially offset by higher net income in 2011.  Cash used by working capital was $304.3 million in 2011 and $193.3 million in 2010.  The increase was principally related to higher inventories resulting from seasonal sales patterns and increases in inventory levels in anticipation of the transition of production under the Next Century program, along with an increase in accounts receivable resulting from higher sales in 2011 compared with 2010.  Cash used by changes in other assets and liabilities was $95.6 million for the first nine months of 2011 compared with $33.4 million for the same period of 2010.  The increase in the amount of cash used by other assets and liabilities from 2010 to 2011 primarily reflected the timing of payments associated with selling and marketing programs and incentive compensation of $32.1 million as well as the impact of business realignment and impairment charges of $20.0 million.

During the third quarter 2011, the Company recorded an $11.1 million gain, net of tax, on the sale of trademark licensing rights.  We received net proceeds of $20.0 million from this sale.  Additionally, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility.  Based on the leasing agreement, we are deemed to be the “owner” of the property for accounting purposes.  We received net proceeds of $47.6 million and recorded a lease financing obligation of $50.0 million under the leasing agreement.

Interest paid was $84.1 million during the first nine months of 2011 versus $90.7 million for the comparable period of 2010.  The decrease in interest paid in 2011 was due to timing of long-term interest payments.  Income taxes paid were $224.0 million during the first nine months of 2011 versus $236.6 million for the comparable period of 2010.  The decrease in taxes paid in 2011 was primarily related to reduced extension payments in the first nine months of 2011 compared with the first nine months of 2010, partially offset by the impact of higher annualized taxable income in 2011.

The ratio of current assets to current liabilities was 1.5:1.0 as of October 2, 2011 and December 31, 2010.  The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 63% as of October 2, 2011 from 66% as of December 31, 2010.

Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less.  However, at the end of the third quarter of 2011, no commercial paper borrowings were outstanding.  In October 2011, we entered into a new five-year unsecured revolving credit agreement and terminated our existing credit agreement entered into in December 2006.  The credit limit of the new agreement is $1.1 billion with an option to borrow an additional $400 million with the concurrence of the lenders.

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

We will continue to focus on our core brands and leverage our scale at retail during 2011.  Our third quarter results were strong and we expect to continue our marketplace momentum, including the roll-out and distribution of Hershey’s Drops and Reese’s Minis and the introduction of Hershey’s Air Delight which began in June.

For the full year 2011, we now expect net sales growth, including the impact of foreign currency exchange rates, to be around 7%, greater than our long-term objective of 3% to 5%.  Price increases effective in March 2011 are not expected to have a significant impact on financial results for the year.  The impact of the price increase on our financial results for 2011 will be delayed because we will honor previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increase. In addition, promotional allowances have increased subsequent to the effective date, partially offsetting the impact of price increases on net sales.  We do not expect seasonal net price realization until Easter 2012.

Although the increase in advertising expense for the first nine months of 2011 was 14.5% compared with the same period of 2010, advertising expense is expected to decline in the fourth quarter versus 2010 considering the significant increase in our investment during the fourth quarter last year.  For the full year, we now expect advertising to increase in the high-single digits on a percentage basis versus 2010.  We will continue to invest in consumer insights, additional selling and go-to-market strategies in both the U.S. and international markets, new innovation on our Reese’s and Hershey’s franchises and quality merchandising and programming to drive profitable growth for both our Company and our customers.  Excluding advertising expense, other selling, marketing and administrative expenses are expected to increase in the fourth quarter as we accelerate investments in go-to-market strategies and capabilities.

We expect our cost structure to remain at elevated levels during the remainder of 2011.  Both primary and secondary commodity markets remain volatile and we expect that volatility to continue in the coming months.  We have visibility into our cost structure for the remainder of the year and there is no change to our cost inflation outlook for the full year 2011.  We also expect to continue to achieve productivity and efficiency improvements to help mitigate the impact of higher input costs.  We expect growth in earnings per share-diluted to be around 25% on a GAAP basis in 2011.  As indicated in the Note below, we continue to expect growth in adjusted earnings per share-diluted to be greater than our 6% to 8% long-term objective for the full year 2011 and increase around 10% for the full year.

During 2012 we expect the economic environment to remain challenging, however, we are well positioned to succeed in the marketplace.  We will leverage our scale at retail in the U.S. and will work closely with our retail partners to enable achievement of our price elasticity model. We will also continue our disciplined investment in go-to-market capabilities within key international markets.  While we anticipate significantly higher input costs in 2012, we will continue to focus on preserving our margin structure.  Price increases implemented during 2011, along with productivity and cost savings initiatives will help mitigate the impact of increased commodity costs.  Therefore, we expect 2012 net sales, including the impact of foreign currency exchange rates, and adjusted earnings per share-diluted growth to be within our long-term 3% to 5% and 6% to 8% objectives, respectively.

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

In 2010, the Company recorded GAAP charges of $53.9 million, or $0.14 per share-diluted, attributable to Project Next Century.  Additionally, in the second quarter of 2010, the Company recorded a non-cash goodwill impairment charge of $44.7 million, or $0.20 per share-diluted, related to the Godrej Hershey Ltd. joint venture.  In the third quarter of 2011, the Company recorded a pre-tax gain of $17.0 million, or $0.05 per share-diluted, from the sale of trademark licensing rights.  In 2011, the Company expects to record total GAAP charges of about $38 million to $43 million, or $0.11 to $0.12 per share-diluted, attributable to Project Next Century.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2010 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2011:

	2010	2011 (Projected)
Reported EPS-Diluted	$2.21	$2.72 - $2.76
Gain on sale of trademark licensing rights	—	$(0.05)
Total Business Realignment and Impairment Charges	$0.34	$0.11 - $0.12
Adjusted EPS-Diluted *	$2.55	$2.79 - $2.82

*Excludes business realignment and impairment charges and the gain on sale of trademark licensing rights.

Possible adjustments to exclude business realignment and impairment charges for 2012 are not known at this time; therefore, the Company is unable to provide a reconciliation of projected adjusted earnings per share-diluted for 2012.

Outlook for Project Next Century

In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure.  We expect total pre-tax charges and non-recurring project implementation costs for Project Next Century of $140 million to $160 million.  During 2011, we expect to record $38 million to $43 million in program charges.  During 2011, we expect capital expenditures for Project Next Century to be approximately $190 million to $200 million.  Depreciation and amortization for 2011 is estimated to be approximately $210 million, including accelerated depreciation of approximately $25 million to $30 million related to Project Next Century.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $1.7 million as of October 2, 2011 and was $3.5 million as of December 31, 2010.  The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $21.3 million as of October 2, 2011 and was $24.7 million as of December 31, 2010.  The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from

$49.0 million as of December 31, 2010, to $51.1 million as of October 2, 2011.  Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

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

PART II - OTHER INFORMATION

Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands of dollars

July 4 through July 31, 2011	—	$—	—	$250,000

August 1 through August 28, 2011	2,502,388	$56.23	—	$250,000

August 29 through October 2, 2011	409,771	$58.57	—	$250,000

Total	2,912,159	$56.56	—

In April 2011, our Board of Directors approved a new $250 million share repurchase program.

Item 4 - Reserved

Item 6 - Exhibits

The following items are attached or incorporated herein by reference:

Exhibit Number	Description

12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended October 2, 2011 and October 3, 2010.

31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
THE HERSHEY COMPANY
(Registrant)

Date: November 4, 2011	/s/Humberto P. Alfonso Humberto P. Alfonso Chief Financial Officer

Date: November 4, 2011	/s/David W. Tacka David W. Tacka Chief Accounting Officer

EXHIBIT INDEX

Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges

Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase