Form 10-K
period 2011-12-31
HERSHEY CO
filed 2012-02-17
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 1-183

THE HERSHEY COMPANY

(Exact name of registrant as specified in its charter)

Delaware	23-0691590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crystal A Drive, Hershey, PA	17033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 534-4200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, one dollar par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class B Common Stock, one dollar par value

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

Common Stock, one dollar par value—$8,821,386,884 as of July 1, 2011.

Class B Common Stock, one dollar par value—$1,174,322 as of July 1, 2011. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 1, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Common Stock, one dollar par value—164,888,660 shares, as of February 8, 2012.

Class B Common Stock, one dollar par value—60,631,517 shares, as of February 8, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

We are the largest producer of quality chocolate in North America and a global leader in chocolate and sugar confectionery. Our principal product groups include chocolate and sugar confectionery products; pantry items, such as baking ingredients, toppings and beverages; and gum and mint refreshment products.

Reportable Segment

We operate as a single reportable segment in manufacturing, marketing, selling and distributing our products under more than 80 brand names. Our three operating segments comprise geographic regions including the United States, the Americas, and Asia, Europe, the Middle East and Africa. We market our products in approximately 70 countries worldwide.

For segment reporting purposes, we aggregate our operations in the United States and in the Americas, which includes Canada, Mexico, Brazil, Central America, Puerto Rico and our global exports business. We base this aggregation on similar economic characteristics; products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location. We aggregate our Asia/Europe/Middle East and Africa operations with the United States and the Americas to form one reportable segment. When combined, these operations share most of the aggregation criteria and represent less than 10% of our consolidated revenues, operating profits and assets.

Organization

We operate under a matrix reporting structure designed to ensure continued focus on North America and on continuing our transformation into a more global company. Our business is organized around geographic regions and strategic business units. It is designed to enable us to build processes for repeatable success in our global markets.

Our geographic regions are accountable for delivering our annual financial plans. The key regions are:

•	The United States;

•	The Americas, including Canada, Mexico, Brazil, Central America, Puerto Rico and global exports; and

•	Asia, Europe, the Middle East and Africa.

In addition, The Hershey Experience manages our retail operations globally, including Hershey’s Chocolate World in Hershey, Pennsylvania, and Hershey’s retail stores in New York City, Chicago, Niagara Falls (Ontario), Shanghai, Dubai, and Singapore.

Our two strategic business units are the chocolate business unit and the sweets and refreshment business unit. These strategic business units focus on certain components of our product line and are responsible for building and leveraging Hershey’s global brands, and disseminating best demonstrated practices around the world.

Products

United States

The primary products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:

HERSHEY’S milk chocolate bar

HERSHEY’S milk chocolate with almonds bar

HERSHEY’S Extra Dark candy

HERSHEY’S NUGGETS chocolates

HERSHEY’S DROPS chocolates

HERSHEY’S AIR DELIGHT aerated milk chocolate

HERSHEY’S MINIATURES chocolate candy

HERSHEY’S BLISS chocolates

HERSHEY’S COOKIES ‘N’ CRÈME candy bar

HERSHEY’S COOKIES ‘N’ CRÈME DROPS candy

HERSHEY’S POT OF GOLD boxed chocolates

HERSHEY’S sugar free chocolate candy

HERSHEY’S HUGS candies

Under the REESE’S brand franchise:
REESE’S peanut butter cups REESE’S peanut butter cups minis REESE’S PIECES candy REESE’S BIG CUP peanut butter cups REESE’S NUTRAGEOUS candy bar	REESE’S sugar free peanut butter cups REESE’S crispy and crunchy bar REESE’S WHIPPS candy bar REESESTICKS wafer bars REESE’S FAST BREAK candy bar

Under the KISSES brand franchise:

HERSHEY’S KISSES brand milk chocolates

HERSHEY’S KISSES brand milk chocolates with almonds

HERSHEY’S KISSES brand milk chocolates with cherry cordial crème

HERSHEY’S KISSES brand chocolate meltaway milk chocolates

HERSHEY’S KISSES brand milk chocolates filled with caramel

HERSHEY’S KISSES brand SPECIAL DARK chocolates

HERSHEY’S KISSES AIR DELIGHT aerated milk chocolates

Our other products we sell in the United States include the following:

5th AVENUE candy bar

ALMOND JOY candy bar

ALMOND JOY PIECES candy

CADBURY chocolates

CARAMELLO candy bar

GOOD & PLENTY candy

HEATH toffee bar

JOLLY RANCHER candy

JOLLY RANCHER sugar free candy

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

YORK PIECES candy

ZAGNUT candy bar

ZERO candy bar

We also sell products in the United States under the following product lines:

Premium products

Artisan Confections Company, a wholly-owned subsidiary of The Hershey Company, markets SCHARFFEN BERGER high-cacao dark chocolate products, and DAGOBA natural and organic chocolate products. Our SCHARFFEN BERGER products include chocolate bars, tasting squares and home baking products. DAGOBA products include chocolate bars, drinking chocolate and baking products.

Snack products

Our snack products include HERSHEY’S 100 calorie bars in several varieties, and MAUNA LOA macadamia snack nuts.

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

Americas

The primary products we sell in the Americas include the following:

Canada

Principal products we sell in Canada are HERSHEY’S milk chocolate bars and milk chocolate with almonds bars; OH HENRY! candy bars; REESE PEANUT BUTTER CUPS candy; HERSHEY’S KISSES brand milk chocolates; TWIZZLERS candy; GLOSETTE chocolate-covered raisins, peanuts and almonds; JOLLY RANCHER candy; WHOPPERS malted milk balls; SKOR toffee bars; EAT MORE candy bars; POT OF GOLD boxed chocolates; and CHIPITS chocolate chips.

Mexico

We manufacture, import, market, sell and distribute chocolate, sweets, refreshment and beverage products in Mexico, under the HERSHEY’S, KISSES, JOLLY RANCHER and PELÓN PELO RICO brands.

Brazil

We manufacture, import and market chocolate, sweets and refreshment products in Brazil, including HERSHEY’S chocolate and confectionery items and IO-IO items.

Global Exports

We also import, market, sell and distribute chocolate, sweets and refreshment products in Central America and Puerto Rico, and export products to approximately 70 countries worldwide.

Asia, Europe, Middle East and Africa

We manufacture, market, sell and distribute sugar confectionery, beverage and cooking oil products in India, including NUTRINE and GODREJ confectionery and beverage products. We market, sell and distribute chocolate products in China, primarily under the HERSHEY’S and KISSES brands. We market, sell and distribute chocolate products in the Middle East, primarily under the HERSHEY’S, REESE’S and KISSES brands. We license the VAN HOUTEN brand name and related trademarks to sell chocolate products, cocoa, and baking products in Asia and the Middle East for the retail and duty-free distribution channels.

Customers

Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires and department stores. Our customers then resell our products to end-consumers in retail outlets in North America and other locations worldwide. In 2011, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 22.3% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

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

In March 2011, we announced a weighted-average increase in wholesale prices of approximately 9.7% across the majority of our U.S., Puerto Rico and export portfolio, effective immediately. The price increase applied to our instant consumable, multi-pack, packaged candy and grocery lines. Direct buying customers were able to purchase transitional amounts of product into May, and we do not expect seasonal net price realization until Easter 2012. We expect the full financial impact from this pricing action to impact our earnings in 2012, substantially offsetting increases in input costs.

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

During 2011, average cocoa futures contract prices traded in a range between $0.99 and $1.55 per pound, based on the IntercontinentalExchange futures contract. During the first half of 2011, cocoa futures traded at prices that were near 30-year highs. During the fourth quarter of 2011, cocoa futures prices declined significantly due to a very large West African crop which resulted in a substantial global surplus for the year. The table below shows annual average cocoa prices, and the highest and lowest monthly averages for each of the calendar years indicated. The prices are the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the IntercontinentalExchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2011	2010	2009	2008	2007
Annual Average	$1.34	$1.36	$1.28	$1.19	$.86
High	1.55	1.53	1.52	1.50	.95
Low	0.99	1.26	1.10	.86	.75

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

During 2011, prices for fluid milk ranged from a low of $0.17 to a high of $0.21 per pound, on a class II fluid milk basis. Prices were substantially higher than the prior year due to strong export demand for dairy products and high feed costs. Our costs for certain dairy products may not necessarily reflect market price fluctuations because of our forward purchasing practices.

The price of sugar is subject to price supports under U.S. farm legislation. This legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently substantially higher than prices on the world sugar market. In 2011, sugar supplies in the U.S. were negatively impacted by government import restrictions, strong demand and high world market prices. As a result, refined sugar prices increased significantly compared to 2010, trading in a range from $0.57 to $0.64 per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

Peanut prices in the U.S. began the year around $0.56 per pound and increased late in the year to $1.25 per pound. Prices were driven higher by loss of acreage to cotton and corn along with drought conditions negatively impacting this year’s crop yields. Almond prices began the year at $2.40 per pound and decreased to $2.10 per pound during the year driven by record production. Our costs for peanuts and almonds will not necessarily reflect market price fluctuations because of our forward purchasing practices.

We attempt to minimize the effect of future price fluctuations related to the purchase of major raw materials and certain energy requirements primarily through forward purchasing to cover our future requirements, generally for periods from 3 to 24 months. We enter into futures contracts and other commodity derivative instruments to manage price risks for cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, generally it is difficult to hedge our costs for dairy products by entering into futures contracts and other derivative instruments to extend coverage for long periods of time. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. For more information on price risks associated with our major raw material requirements, see Commodities—Price Risk Management and Futures Contracts on page 39.

Product Sourcing

We manufacture or contract to our specifications for the manufacture of the products we sell. In addition, we contract with third party suppliers to source certain ingredients. We enter into manufacturing contracts with third parties to improve our strategic competitive position and achieve cost effective production and sourcing of our products.

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

We have license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Cadbury Ireland Limited	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None

Cadbury UK Limited	CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2011

Société des Produits Nestlé SA	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2011

Huhtamäki Oy affiliate	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None

Backlog of Orders

We manufacture primarily for stock and fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders, this backlog is not material in respect to our total annual sales, nor are the changes, from time to time, significant.

Research and Development

We engage in a variety of research and development activities in a number of countries, including the United States, Mexico, Brazil and India. We develop new products, improve the quality of existing products, improve and modernize production processes, and develop and implement new technologies to enhance the quality and value of both current and proposed product lines. Information concerning our research and development expense is contained in the Notes to the Consolidated Financial Statements, Note 1, Summary of Significant Accounting Policies.

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

Environmental Considerations

We made routine operating and capital expenditures during 2011 to comply with environmental laws and regulations. These expenditures were not material with respect to our results of operations, capital expenditures, earnings or competitive position.

Employees

As of December 31, 2011, we employed approximately 11,800 full-time and 2,000 part-time employees worldwide. Collective bargaining agreements covered approximately 4,800 employees. During 2012, agreements will be negotiated for certain employees at five facilities outside of the United States, comprising approximately 61% of total employees under collective bargaining agreements. We believe that our employee relations are good.

Financial Information by Geographic Area

Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 15.6% for 2011, 14.6% for 2010 and 14.3% for 2009. The percentage of total consolidated assets outside of the United States as of December 31, 2011 was 14.5% and as of December 31, 2010 was 14.8%. Operating profit margins vary among individual products and product groups.

Corporate Social Responsibility

Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business. Driving sustainable business practices, making a difference in our communities, and operating with the highest integrity are vital parts of our heritage. Milton Hershey School, established by Milton and Catherine Hershey, lies at the center of our unique heritage. Mr. Hershey donated and bequeathed almost his entire fortune to Milton Hershey School, which remains our primary beneficiary and provides a world-class education and nurturing home to nearly 2,000 children in need annually. We continue Milton Hershey’s legacy of commitment to consumers, community and children by providing high-quality Hershey products while conducting our business in a socially responsible and environmentally sustainable manner.

In 2011, we published our corporate social responsibility (“CSR”) scorecard, which provides an update on the progress we made in 2010 in advancing the priorities we established in our 2009 CSR report. The scorecard outlines how we performed against the identified performance indicators within our four CSR pillars: environment, community, workplace and marketplace.

Our environmental stewardship programs continue to reduce our impact on the environment. These programs focus on decreasing waste generation at our facilities, improving our packaging sustainability, and reducing greenhouse gas emissions by lowering energy consumption and improving transportation network efficiency. In 2011, we announced a warehousing, transportation and distribution alliance with the Ferrero Group to improve transportation network efficiency. Additionally, in 2011 two of our manufacturing facilities attained Zero-Waste-to-Landfill status. We also installed more than 1,200 solar panels in Hershey, Pennsylvania, expected to generate an estimated 318 megawatt-hours of electricity per year. This project included the installation of the region’s first public electric vehicle charging stations.

We again participated in the Carbon Disclosure Project. The Carbon Disclosure Project, primarily intended as an investor information tool, is an independent not-for-profit organization holding the largest database of primary corporate climate change information in the world. Through our participation, we assessed the impact of climate change on our business as well as our plans to address the impact of climate change on Hershey’s operations around the world.

We continue our leadership role in improving the lives of cocoa farming families through our active engagement and financial support for the World Cocoa Foundation, the International Cocoa Initiative, Farmer Field Schools, the Sustainable Tree Crops program and other key initiatives, including the launch of an innovative program called CocoaLink—a first-of-its kind approach that uses mobile technology to deliver practical information on agricultural and social programs to rural cocoa farmers.

Employee safety and wellness are our focuses for our workplaces, and our top-tier safety performance record continued in 2011. Our employees, at all our locations worldwide, engage in our CSR programs and initiatives through communication, education and CSR events.

Our employees and retirees share their time and resources generously in their communities. Both directly and through the United Way, we contribute to hundreds of agencies that deliver much needed services and resources. Our focus on “Kids and Kids at Risk” is supported through contributions to the Children’s Miracle Network; Project Fellowship, where employees partner with student homes at the Milton Hershey School; an orphanage for special needs children in the Philippines; and a children’s burn center in Guadalajara, Mexico, to name a few of the organizations we support.

We also focus on promoting fair and ethical business dealings in the marketplace. We continue to invest in our quality management system to ensure product quality and food safety remain our top priorities. A condition of doing business with us is compliance with our Supplier Code of Conduct, which outlines our expectations with regard to our suppliers’ commitment to legal compliance and business integrity, social and working conditions, environment and food safety. In response to the growing concern with nutrition and obesity, Hershey and 15 other food manufacturers and retailers founded The Healthy Weight Commitment Foundation, a national, multi-year effort designed to help reduce obesity—especially childhood obesity—by 2015. Finally, we continued our “Moderation Nation” program, begun in the fall of 2010. The program is a campaign for consumers and employees to learn how to balance nutrition and activity while enjoying chocolate in moderation.

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

You may obtain a copy of any of these reports directly from the SEC’s Public Reference Room. Contact the SEC by calling them at 1-800-SEC-0330 or by submitting a written request to U.S. Securities and Exchange Commission, Office of Investor Education and Advocacy, 100 F Street N.E., Washington, D.C. 20549-0213. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. You can obtain additional information on how to request public documents from the SEC on their website. The electronic mailbox address of the SEC is publicinfo@sec.gov. The phone number for information about the operation of the SEC Office of Investor Education and Advocacy is 202-551-8090.

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

We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our results of operations and financial condition.

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

In these markets, there continue to be competitive product and pricing pressures, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 22.3% of our total net sales in 2011. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

Increased marketplace competition could hurt our business.

The global confectionery packaged goods industry is intensely competitive and consolidation in this industry continues. Some of our competitors are much larger firms that have greater resources and more substantial international operations. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.

Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results.

Disruption to our manufacturing operations or our supply chain could result from, but are not limited to, the following:

•	Natural disaster;

•	Pandemic outbreak of disease;

•	Weather;

•	Fire or explosion;

•	Terrorism or other acts of violence;

•	Labor strikes or other labor activities;

•	Unavailability of raw or packaging materials; and

•	Operational and/or financial instability of key suppliers, and other vendors or service providers.

We take adequate precautions to mitigate the impact of possible disruptions, and have plans in place to manage such events if they were to occur. If we are unable, or if it is not financially feasible, to effectively mitigate the likelihood or potential impact of such disruptive events, our results of operations and financial condition could be negatively impacted.

Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures.

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

In 2011, we derived approximately 15.6% of our net sales from customers located outside of the United States. Some of our assets are also located outside of the United States. As part of our global growth strategy, we are increasing our investments outside of the United States, particularly in Mexico, Brazil, India and China. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

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

Information technology is a critically important part of our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and communicate internally and externally with employees, suppliers, customers and others.

We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as enforcement of standard data protection policies such as Payment Card Industry compliance. We measure our data security effectiveness through industry accepted methods and remediate critical findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification measures. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness.

While we believe that our security technology and processes are adequate in preventing security breaches and in reducing cybersecurity risks, disruptions or failure of information technology systems is possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees, and those with whom we do business.

Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results.

Government regulators are investigating alleged pricing practices by members of the confectionery industry in Canada. We are cooperating fully with the relevant authorities. We are also party to a number of civil antitrust suits in the United States and Canada. On December 31, 2011, Hershey Canada, Inc. entered into an agreement to settle the Canadian lawsuits. The settlement is subject to court approval. These matters could have a negative impact on our Company’s reputation. We also may be required to incur further costs associated with these matters and/or be subject to fines or damages. In addition, our costs could increase if we became subject to new or additional government-mandated regulatory controls. These possible actions could negatively impact our future operating results.

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

Completion of the Project Next Century program, described in greater detail beginning on page 24, is subject to multiple operating and executional risks, including coordination of manufacturing changes and production line startups, among others. If we are not able to complete the program initiatives within the anticipated timeframe and within our cost estimates and/or if expected cost reductions from efficiency improvements are not realized, our results of operations and financial condition could be negatively impacted. We estimate that the Project Next Century program will incur pre-tax charges and non-recurring project implementation costs in the $150 million to $160 million range over the three-year implementation period. When fully implemented, Project Next Century is expected to provide annual cost savings from efficiency improvements of $65 million to $80 million.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our principal properties include the following:

Country	Location	Type	Status (Own/ Lease)
United States	Hershey, Pennsylvania (3 principal plants)(1)	Manufacturing—confectionery products and pantry items	Own(2)

	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own

	Robinson, Illinois	Manufacturing—confectionery products, snack products and pantry items	Own

	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own

	Edwardsville, Illinois	Distribution	Own

	Palmyra, Pennsylvania	Distribution	Own

	Ogden, Utah	Distribution	Own

Canada	Mississauga, Ontario	Distribution	Lease

Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own

(1)	In June 2010, we announced Project Next Century. As part of Project Next Century, production is expected to transition from our manufacturing facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to our expanded West Hershey facility by June 2012.
(2)	In September 2011, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility. As a result of our continuing involvement and use of the property, we are deemed to be the “owner” of the property for accounting purposes.

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

In 2007, the Canadian Competition Bureau began an investigation of pricing practices by Hershey Canada, Inc. and other chocolate companies. In addition, the U.S. Department of Justice notified the Company in 2007 that it had opened an inquiry but has not requested any information or documents. The European Commission had requested information, but subsequently informed the Company that it had closed its file. We also are party to approximately 90 related civil antitrust suits in the United States and 13 in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate and confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation. In our opinion, these proceedings should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the U.S. lawsuits vigorously. With regard to the U.S. lawsuits, we are not able to determine a range for the amount of any potential liability that is reasonably possible. On December 31, 2011, Hershey Canada, Inc. entered into an agreement to settle the Canadian civil actions on a national class-wide basis for the total sum of $5.3 million Canadian dollars. This agreement is subject to court approval.

We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We paid $304.1 million in cash dividends on our Common Stock and Class B Common Stock (“Class B Stock”) in 2011 and $283.4 million in 2010. The annual dividend rate on our Common Stock in 2011 was $1.38 per share.

On January 30, 2012, our Board of Directors declared a quarterly dividend of $0.38 per share of Common Stock payable on March 15, 2012, to stockholders of record as of February 24, 2012. It is the Company’s 329th consecutive Common Stock dividend. A quarterly dividend of $0.344 per share of Class B Stock also was declared.

Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 330.9 million shares of our Common Stock were traded during 2011. The Class B Stock is not publicly traded.

The closing price of our Common Stock on December 30, 2011, the last trading day of the year, was $61.78. There were 38,244 stockholders of record of our Common Stock and our Class B Stock as of December 31, 2011.

The following table shows the dividends paid per share of Common Stock and Class B Stock and the price range of the Common Stock for each quarter of the past 2 years:

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2011
1st Quarter	$.3450	$.3125	$55.05	$46.24
2nd Quarter	.3450	.3125	58.20	53.77
3rd Quarter	.3450	.3125	60.96	53.83
4th Quarter	.3450	.3125	62.26	55.32

Total	$1.3800	$1.2500

	Dividends Paid Per Share		Common Stock Price Range*
	Common Stock	Class B Stock	High	Low
2010
1st Quarter	$.3200	$.2900	$43.58	$35.76
2nd Quarter	.3200	.2900	52.10	42.79
3rd Quarter	.3200	.2900	51.67	45.31
4th Quarter	.3200	.2900	51.75	45.66

Total	$1.2800	$1.1600

*	NYSE-Composite Quotations for Common Stock by calendar quarter.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

Purchases of equity securities during the fourth quarter of the fiscal year ended December 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in thousands of dollars)
October 3 through October 30, 2011	269,419	$57.89	—	$250,000

October 31 through November 27, 2011	62,300	$57.23	—	$250,000

November 28 through December 31, 2011	131,714	$58.49	—	$250,000

Total	463,433	$57.97	—

(1)	In April 2011, our Board of Directors approved a $250 million share repurchase program. This authorization is in addition to the Company’s policy of repurchasing shares in the open market to replace Treasury Stock shares issued in connection with stock option exercises or other equity-based compensation programs.

Performance Graph

The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

THE HERSHEY COMPANY, S&P 500 INDEX AND

S&P 500 PACKAGED FOODS INDEX

*	Hypothetical $100 invested on December 31, 2006 in Hershey Common Stock, S&P 500 Index and S&P 500 Packaged Foods Index, assuming reinvestment of dividends.

Item 6.	SELECTED FINANCIAL DATA

SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY

All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2011	2010	2009	2008	2007	2006
Summary of Operations
Net Sales	4.2%	$6,080,788	5,671,009	5,298,668	5,132,768	4,946,716	4,944,230

Cost of Sales	2.9%	$3,548,896	3,255,801	3,245,531	3,375,050	3,315,147	3,076,718
Selling, Marketing and Administrative	11.4%	$1,477,750	1,426,477	1,208,672	1,073,019	895,874	860,378
Business Realignment and Impairment (Credits) Charges, Net	NA	$(886)	83,433	82,875	94,801	276,868	14,576
Interest Expense, Net	(4.5)%	$92,183	96,434	90,459	97,876	118,585	116,056
Provision for Income Taxes	1.0%	$333,883	299,065	235,137	180,617	126,088	317,441

Net Income	2.4%	$628,962	509,799	435,994	311,405	214,154	559,061

Net Income Per Share:
—Basic—Class B Stock	3.3%	$2.58	2.08	1.77	1.27	.87	2.19
—Diluted—Class B Stock	3.4%	$2.56	2.07	1.77	1.27	.87	2.17
—Basic—Common Stock	3.2%	$2.85	2.29	1.97	1.41	.96	2.44
—Diluted—Common Stock	3.2%	$2.74	2.21	1.90	1.36	.93	2.34
Weighted-Average Shares Outstanding:
—Basic—Common Stock		165,929	167,032	167,136	166,709	168,050	174,722
—Basic—Class B Stock		60,645	60,708	60,709	60,777	60,813	60,817
—Diluted		229,919	230,313	228,995	228,697	231,449	239,071
Dividends Paid on Common Stock	5.0%	$228,269	213,013	198,371	197,839	190,199	178,873
Per Share	6.0%	$1.38	1.28	1.19	1.19	1.135	1.03
Dividends Paid on Class B Stock	6.1%	$75,814	70,421	65,032	65,110	62,064	56,256
Per Share	6.2%	$1.25	1.16	1.0712	1.0712	1.0206	.925
Depreciation	0.8%	$188,491	169,677	157,996	227,183	292,658	181,038
Advertising	30.8%	$414,171	391,145	241,184	161,133	127,896	108,327
Payroll	0.9%	$676,482	641,756	613,568	645,456	645,083	645,480

Year-end Position and Statistics
Capital Additions	12.0%	$323,961	179,538	126,324	262,643	189,698	183,496
Capitalized Software Additions	9.5%	$23,606	21,949	19,146	20,336	14,194	15,016
Total Assets	1.2%	$4,412,199	4,272,732	3,675,031	3,634,719	4,247,113	4,157,565
Short-term Debt and Current Portion of Long-term Debt	(30.2)%	$139,673	285,480	39,313	501,504	856,392	843,998
Long-term Portion of Debt	7.0%	$1,748,500	1,541,825	1,502,730	1,505,954	1,279,965	1,248,128
Stockholders’ Equity	5.0%	$872,648	937,601	760,339	349,944	623,520	683,423
Full-time Employees		11,800	11,300	12,100	12,800	12,400	12,800

Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		225,206	227,030	227,998	227,035	227,050	230,264
Market Price of Common Stock at Year-end	4.4%	$61.78	47.15	35.79	34.74	39.40	49.80
Price Range During Year (high)		$62.26	52.10	42.25	44.32	56.75	57.65
Price Range During Year (low)		$46.24	35.76	30.27	32.10	38.21	48.20

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Results for the year ended December 31, 2011 were strong, reflecting our continued success in executing our major strategic initiatives to deliver sustainable long-term growth. Net sales and earnings per share increased at rates exceeding our growth targets, even as the economic environment continued to be challenging. Our decision to invest in our business through cost savings initiatives, new product introductions and our consumer-driven approach to core brand investments contributed to our strong financial performance and improved market share in 2011.

Net sales increased 7.2% compared with 2010 driven principally by net price realization and sales volume increases in the United States and international markets, as we continue to execute in the marketplace. Advertising expense increased approximately 5.9% versus 2010, with a continued focus on brand building and go-to-market strategies for the U.S. and key international markets. Net income and earnings per share-diluted also increased as the result of our investment initiatives. We generated strong cash flow from operations and our financial position remains solid.

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

Adjusted non-GAAP financial measures exclude the impacts of a gain on the sale of certain non-core trademark licensing rights in 2011 and charges or credits recorded during the last four years associated with our business realignment initiatives and impairment charges related to goodwill and certain trademarks.

For the years ended December 31,	2011			2010
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$1,055.0	$628.9	$2.74	$905.3	$509.8	$2.21
Adjustments:
Business realignment charges included in cost of sales	45.1	28.4	.12	13.7	8.4	.04
Business realignment charges included in selling, marketing and administrative (“SM&A”)	5.0	3.0	.01	1.5	0.9	—
Gain on sale of trademark licensing rights included in SM&A	(17.0)	(11.1)	(.05)	—	—	—
Business realignment and impairment (credits) charges, net	(0.9)	(0.5)	—	83.4	68.6	.30

Adjusted non-GAAP results	$1,087.2	$648.7	$2.82	$1,003.9	$587.7	$2.55

For the years ended December 31,	2009			2008
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$761.6	$436.0	$1.90	$589.9	$311.4	$1.36
Adjustments:
Business realignment charges included in cost of sales	10.1	6.3	.03	77.8	53.4	.23
Business realignment charges included in SM&A	6.1	3.8	.02	8.1	4.9	.02
Business realignment and impairment charges, net	82.9	50.7	.22	94.8	60.8	.27

Adjusted non-GAAP results	$860.7	$496.8	$2.17	$770.6	$430.5	$1.88

	Adjusted Non-GAAP Results
Key Annual Performance Measures	2011	2010	2009
Increase in Net Sales	7.2%	7.0%	3.2%
Increase in adjusted EBIT	8.3%	16.6%	11.7%
Improvement in adjusted EBIT Margin in basis points (“bps”)	20bps	150bps	120bps
Increase in adjusted EPS	10.6%	17.5%	15.4%

SUMMARY OF OPERATING RESULTS

Analysis of Selected Items from Our Income Statement

				Percent Change Increase (Decrease)
For the years ended December 31,	2011	2010	2009	2011-2010	2010-2009
In millions of dollars except per share amounts

Net Sales	$6,080.8	$5,671.0	$5,298.7	7.2%	7.0%
Cost of Sales	3,548.9	3,255.8	3,245.5	9.0	0.3

Gross Profit	2,531.9	2,415.2	2,053.2	4.8	17.6

Gross Margin	41.6%	42.6%	38.7%
SM&A Expense	1,477.8	1,426.5	1,208.7	3.6	18.0

SM&A Expense as a percent of sales	24.3%	25.2%	22.8%
Business Realignment and Impairment (Credits) Charges, Net	(0.9)	83.4	82.9	(101.1)	0.7

EBIT	1,055.0	905.3	761.6	16.5	18.9
EBIT Margin	17.4%	16.0%	14.4%
Interest Expense, Net	92.2	96.4	90.5	(4.4)	6.6
Provision for Income Taxes	333.9	299.1	235.1	11.6	27.2

Effective Income Tax Rate	34.7%	37.0%	35.0%
Net Income	$628.9	$509.8	$436.0	23.4	16.9

Net Income Per Share—Diluted	$2.74	$2.21	$1.90	24.0	16.3

Net Sales

2011 compared with 2010

Net sales increased 7.2% in 2011 compared with 2010 due to net price realization and sales volume increases in the U.S. and for our international businesses. Net price realization contributed approximately 3.5% to the net sales increase primarily due to the impact of list price increases, offset somewhat by higher promotional rates. Sales volume increased net sales by approximately 3.4% due primarily to sales of new products in the U.S. The favorable impact of foreign currency exchange rates increased net sales by approximately 0.3%.

Net sales in the U.S. increased approximately 5.9% compared with 2010, with essentially equal contribution from net price realization and sales volume gains. Net sales for our businesses outside of the U.S. increased approximately 14.5% in 2011 compared with 2010, reflecting sales volume increases and net price realization, particularly for our focus markets in Mexico, Brazil, China and India.

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

Key U.S. Marketplace Metrics

For the 52 weeks ended December 31,	2011	2010	2009
Consumer Takeaway Increase	7.8%	5.3%	7.2%
Market Share Increase	0.8	0.3	0.1

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

Cost of Sales and Gross Margin

2011 compared with 2010

The cost of sales increase of 9.0% in 2011 compared with 2010 was primarily associated with higher sales volume and significantly higher commodity costs which together increased cost of sales by approximately 8%, each contributing about half of the increase. Increases in other supply chain costs were essentially offset by productivity improvements. Business realignment and impairment charges of $45.1 million were included in cost of sales in 2011, compared with $13.7 million in the prior year, contributing approximately 1% of the cost of sales increase.

Gross margin decreased by 1.0 percentage point in 2011 compared with 2010. Higher commodity and other supply chain costs reduced gross margin by about 3.2 percentage points, substantially offset by productivity improvements and price realization of approximately 2.8 percentage points. Supply chain productivity and net price realization each contributed approximately half of this gross margin improvement. The impact of higher business realignment and impairment charges recorded in 2011 compared with 2010 reduced gross margin by 0.6 percentage points.

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

Selling, Marketing and Administrative

2011 compared with 2010

Selling, marketing and administrative expenses increased $51.3 million or 3.6% in 2011. The increase was primarily a result of higher marketing and employee-related expenses, offset somewhat by the $17.0 million gain on the sale of non-core trademark licensing rights as well as lower costs related to the consideration of potential acquisitions and divestitures in 2011. Advertising expense increased approximately 5.9% compared with 2010. Selling and administrative expenses increased approximately 6.6%, reflecting investments in enhancing and executing our global go-to-market strategies, including increases in selling, marketing and certain administrative staff levels. Business realignment charges of $5.0 million were included in selling, marketing and administrative expenses in 2011 compared with $1.5 million in 2010.

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

Business Realignment and Impairment Charges

In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production will transition from the Company’s century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be fully transitioned to the West Hershey facility primarily during the second quarter of 2012.

We now estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $150 million to $160 million. This estimate includes $130 million to $140 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs. Total costs of $43.4 million were recorded during 2011 and total costs of $53.9 million were recorded in 2010.

In September 2011, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility with Chocolate Realty DST, a Delaware Statutory Trust. Chocolate Realty DST is not affiliated with the Milton Hershey School Trust. After manufacturing has fully transitioned to our West Hershey facility, we intend to continue leasing a portion of the building for administrative office space. As a result of our continuing involvement and use of the property, we are deemed to be the “owner” of the property for accounting purposes. We received net proceeds of $47.6 million and recorded a lease financing obligation of $50.0 million under the leasing agreement. The initial term of the agreement expires in 2041.

During the second quarter of 2010 we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd. Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million, including a reduction to reflect the share of the charge associated with the noncontrolling interests.

During 2009, we completed our comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”). Manufacturing facilities in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale. The carrying value of these properties was $6.9 million as of December 31, 2011. The fair value of these properties was estimated based on the expected sales proceeds. Actual proceeds from the sale of these properties could differ from expected proceeds which could cause additional charges or credits in 2012 or subsequent years.

Charges (credits) associated with business realignment initiatives and impairment recorded during 2011, 2010 and 2009 were as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Cost of sales
Next Century program	$39,280	$13,644	$—
Global supply chain transformation program	5,816	—	10,136

Total cost of sales	45,096	13,644	10,136

Selling, marketing and administrative
Next Century program	4,961	1,493	—
Global supply chain transformation program	—	—	6,120

Total selling, marketing and administrative	4,961	1,493	6,120

Business realignment and impairment charges, net
Next Century program:
Plant closure expenses and fixed asset impairment	8,620	5,516	—
Employee separation (credits) costs	(9,506)	33,225	—
Global supply chain transformation program:
Net gain on sale of fixed assets	—	—	(3,418)
Plant closure expense	—	—	22,157
Employee separation costs	—	—	2,474
Pension settlement loss	—	—	60,431
Contract termination costs	—	—	1,231
Godrej Hershey Ltd. goodwill impairment	—	44,692	—

Total business realignment and impairment (credits) charges, net	(886)	83,433	82,875

Total net charges associated with business realignment initiatives and impairment	$49,171	$98,570	$99,131

Next Century Program

The charge of $39.3 million recorded in cost of sales during 2011 related primarily to accelerated depreciation of fixed assets over a reduced estimated remaining useful life associated with the Next Century program. A charge of $5.0 million was recorded in selling, marketing and administrative expenses during 2011 for project administration related to the Next Century program. Plant closure expenses of $8.6 million were recorded in 2011 primarily related to costs associated with the relocation of production lines. Employee separation costs were reduced by $9.5 million during 2011, which consisted of an $11.2 million credit reflecting lower expected costs related to voluntary and involuntary terminations at the two manufacturing facilities and a net benefits curtailment loss of $1.7 million also related to the employee terminations.

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

Global Supply Chain Transformation Program

The charge of $5.8 million recorded in 2011 was due to a decline in the estimated net realizable value of two properties being held for sale.

The charge of $10.1 million recorded in cost of sales during 2009 related to start-up costs and the accelerated depreciation of fixed assets over the estimated remaining useful life. The $6.1 million recorded in selling, marketing and administrative expenses was associated with project administration. The $3.4 million net gain on sale of fixed assets resulted from higher proceeds received from the sale of equipment. The $22.2 million of plant closure expenses for 2009 pertained to the preparation of plants for sale and equipment removal costs. The global supply chain transformation program employee separation costs were primarily related to involuntary terminations at manufacturing facilities of Artisan Confections Company which have been closed.

Liabilities Associated with Business Realignment Initiatives

As of December 31, 2011, the liability balance relating to the Next Century program was $19.5 million primarily for estimated employee separation costs which were recorded in 2011 and 2010 and will be paid principally in 2012 and 2013 as production transitions to the expanded West Hershey facility. We made payments against the liabilities recorded for the Next Century program of $2.2 million in 2011 and $0.3 million in 2010 related to project administration and employee separation costs. We made payments of $7.8 million in 2010 and $28.5 million in 2009 against the liabilities recorded for the global supply chain transformation program, principally related to employee separation and project administration costs. As of December 31, 2011, liabilities associated with the global supply chain transformation program were substantially settled.

Income Before Interest and Income Taxes and EBIT Margin

2011 compared with 2010

EBIT increased in 2011 compared with 2010 as a result of higher gross profit and lower business realignment and impairment charges. Higher selling, marketing and administrative expenses were offset somewhat by the pre-tax gain of $17.0 million on the sale of trademark licensing rights. Pre-tax net business realignment and impairment charges of $49.2 million were recorded in 2011 compared with $98.6 million recorded in 2010.

EBIT margin increased from 16.0% in 2010 to 17.4% in 2011 primarily as a result of the impact of lower business realignment and impairment charges and lower selling, marketing and administrative expenses as a percentage of sales. The gain on the sale of trademark licensing rights increased EBIT margin by 0.3 percentage points in 2011. The net impact of business realignment and impairment charges recorded in 2011 reduced EBIT margin by 0.8 percentage points. Net business realignment and impairment charges recorded in 2010 reduced EBIT margin by 1.7 percentage points.

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

Interest Expense, Net

2011 compared with 2010

Net interest expense in 2011 was lower than in 2010 as a result of increased capitalized interest and a reduction of $5.9 million associated with the tender offer and repurchase of $57.5 million of 6.95% Notes recorded in December 2010. These reductions were partially offset by increased interest expense resulting from higher average outstanding short-term debt.

2010 compared with 2009

Net interest expense in 2010 was higher than in 2009 as a result of interest expense of $5.9 million recorded for the tender offer and repurchase of $57.5 million of 6.95% Notes in December 2010.

Income Taxes and Effective Tax Rate

2011 compared with 2010

Our effective income tax rate was 34.7% for 2011 compared with 37.0% for 2010. The effective income tax rate was reduced by 0.1 percentage points in 2011 as a result of the effective tax rates associated with the gain on the sale of trademark licensing rights and business realignment and impairment charges. In 2010, the effective income tax rate was increased by 1.8 percentage points as a result of the tax rates associated with business realignment and impairment charges recorded during the period. Excluding the impact of tax rates associated with the gain on sale of the trademark licensing rights and business realignment and impairment charges, our effective tax rate decreased in 2011 as a result of discrete tax benefits recognized in 2011.

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

Net Income and Net Income Per Share

2011 compared with 2010

Earnings per share-diluted increased $0.53, or 24.0% in 2011 compared with 2010. Net income in 2011 was increased by $11.1 million, or $0.05 per share-diluted, as a result of the gain on sale of trademark licensing rights and was reduced by $30.9 million, or $0.13 per share-diluted, as a result of net business realignment and impairment charges. In 2010, net income was reduced by $77.9 million or $0.34 per share-diluted as a result of business realignment and impairment charges. Excluding the gain on the sale of trademark licensing rights and the impact of business realignment and impairment charges, adjusted earnings per share-diluted increased $0.27 per share, or 10.6% in 2011 compared with 2010.

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

FINANCIAL CONDITION

Our financial condition remained strong during 2011 reflecting solid cash flow from operations.

Acquisitions and Divestitures

In February 2011, we acquired a 49% interest in Tri-Us, Inc. of Boulder, Colorado, a company that manufactures, markets and sells nutritional beverages under the “mix1” brand name. We invested $5.8 million and accounted for this investment using the equity method during 2011. In January 2012, we made an additional investment of $6.0 million in Tri-Us, Inc., increasing our ownership interest to approximately 69%.

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

Assets

A summary of our assets is as follows:

December 31,	2011	2010
In thousands of dollars

Current assets	$2,046,558	$2,005,217
Property, plant and equipment, net	1,559,717	1,437,702
Goodwill and other intangibles	628,658	647,214
Deferred income taxes	38,544	21,387
Other assets	138,722	161,212

Total assets	$4,412,199	$4,272,732

•	The change in current assets from 2010 to 2011 was primarily due to the following:

•	Lower cash and cash equivalents in 2011 due to higher working capital requirements, share repurchases and capital expenditures primarily for the Next Century program;

•	A slight increase in accounts receivable reflecting the timing of seasonal sales at the end of 2011 as compared with 2010;

•

Higher inventories primarily related to an increase in finished goods and in-process inventories in anticipation of the transition of production to our West Hershey manufacturing facility under the Next Century program, along with increases to support seasonal sales and the introduction of new products. An increase in raw material inventories primarily reflected the timing of deliveries;

•	An increase in deferred income taxes principally related to the effect of hedging transactions; and

•

An increase in prepaid expenses and other current assets primarily driven by the change in prepaid taxes reflecting the timing of estimated payments, and assets associated with certain commodity and treasury hedging transactions.

•

Property, plant and equipment was higher in 2011, reflecting capital additions of $324.0 million, partly offset by depreciation expense of $188.5 million. Accelerated depreciation of fixed assets of $33.0 million at a manufacturing facility which will be closed as well as certain asset retirements resulted primarily from the Next Century program.

•	Goodwill and other intangibles decreased due to the effect of foreign currency translation.

•	Other assets decreased primarily due to the change in the funded status of our pension plans.

Liabilities

A summary of our liabilities is as follows:

December 31,	2011	2010
In thousands of dollars

Current liabilities	$1,173,775	$1,298,845
Long-term debt	1,748,500	1,541,825
Other long-term liabilities	617,276	494,461

Total liabilities	$3,539,551	$3,335,131

•	Changes in current liabilities from 2010 to 2011 were primarily the result of the following:

•

Higher accounts payable reflecting the timing of inventory deliveries to support manufacturing requirements, offset somewhat by lower amounts payable for advertising and marketing and the impact of the timing of capital expenditures associated with the Next Century program in 2011 compared with 2010;

•

Higher accrued liabilities primarily associated with advertising and promotions; along with higher employee benefits; substantially offset by lower liabilities related to incentive compensation, accrued interest, interest rate swap agreements and freight payments;

•	A decrease in the current portion of long-term debt reflecting the repayment of $250 million of 5.3% Notes in September 2011.

•	An increase in long-term debt reflecting the issuance of $250 million of 1.5% Notes due in November 2016.

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

We own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. In September 2010, the Company contributed cash of approximately $1.0 million to Hershey do Brasil and Bauducco contributed approximately $0.9 million. The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The decrease in noncontrolling interests in subsidiaries from $35.3 million as of December 31, 2010 to $23.6 million as of December 31, 2011 reflected the noncontrolling interests’ share of losses of these entities as well as the impact of currency translation adjustments. The share of losses pertaining to the noncontrolling interests in subsidiaries was $7.4 million for the year ended December 31, 2011, $8.2 million for the year ended December 31, 2010 and $4.1 million for the year ended December 31, 2009. This was reflected in selling, marketing and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows. Our net income and, consequently, our cash provided from operations are impacted by: sales volume, seasonal sales patterns, timing of new product introductions, profit margins and price changes. Sales are typically higher during the third and fourth quarters of the year due to seasonal and holiday-related sales patterns. Generally, working capital needs peak during the summer months. We meet these needs primarily by utilizing cash on hand or by issuing commercial paper.

Cash Flows from Operating Activities

Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Net income	$628,962	$509,799	$435,994
Depreciation and amortization	215,763	197,116	182,411
Stock-based compensation and excess tax benefits	14,344	30,670	30,472
Deferred income taxes	33,611	(18,654)	(40,578)
Gain on sale of trademark licensing rights, net of tax	(11,072)	—	—
Business realignment and impairment charges, net of tax	30,838	77,935	60,823
Contributions to pension plans	(8,861)	(6,073)	(54,457)
Working capital	(116,909)	96,853	157,812
Changes in other assets and liabilities	(205,809)	13,777	293,272

Net cash provided from operating activities	$580,867	$901,423	$1,065,749

•	Over the past three years, total cash provided from operating activities was approximately $2.5 billion.

•

Depreciation and amortization expenses increased in 2011, in comparison with 2010 primarily due to higher accelerated depreciation charges related to the Next Century program. Depreciation and amortization expenses increased in 2010, as compared with 2009, principally as the result of higher accelerated depreciation charges related to the Next Century program compared with accelerated depreciation charges related to the global supply chain transformation program recorded in 2009. Accelerated depreciation recorded in 2011 was approximately $33.0 million compared with approximately $12.4 million recorded in 2010 and $4.2 million recorded in 2009. Depreciation and amortization expenses represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•

The deferred tax provision in 2011 primarily reflected the tax impact associated with bonus depreciation related to capital expenditures and other charges recorded in 2011 for the Next Century program. The deferred income tax benefit was lower in 2010 than in 2009 primarily as a result of the impact of deferred taxes associated with charges recorded in 2010 for the Next Century program, as compared with the tax impact associated with hedging transactions in 2009. Deferred income taxes represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

•	During the third quarter of 2011, we recorded an $11.1 million gain, net of tax, on the sale of certain non-core trademark licensing rights.

•

We contributed $69.4 million to our pension plans over the past three years to improve the plans’ funded status and to pay benefits under the non-funded plans. As of December 31, 2011, our pension benefit obligations exceeded the fair value of our pension plan assets by $195.3 million.

•

Over the three-year period, cash provided from working capital tended to fluctuate due to the timing of sales and cash collections during December of each year and working capital management practices, including initiatives implemented to reduce working capital. Changes in cash used by inventories in 2011 was primarily associated with increases in inventory levels in anticipation of the transition of production under the Next Century program, along with higher inventories to support seasonal sales. Changes in cash provided from inventories in 2009 was primarily associated with initiatives to improve sales forecasting and inventory planning. Changes in cash provided by accounts payable in 2010 and 2009 principally related to the timing of inventory deliveries to meet manufacturing requirements and, in 2010, also reflected increases in accounts payable associated with the timing of expenditures for advertising.

•

During the three-year period, cash provided from or used by changes in other assets and liabilities reflected the effect of hedging transactions, timing of payments related to selling and marketing programs and the impact of business realignment initiatives, along with the related tax effects. Cash used by changes in other assets and liabilities in 2011 compared with cash provided by changes in other assets and liabilities in 2010 primarily reflected the effect of hedging transactions of $158.5 million, the effect of changes in deferred and accrued income taxes of $35.4 million and business realignment initiatives of $26.7 million, offset partially by an increase in cash provided by the timing of payments associated with selling and marketing programs of $23.2 million. The decrease in cash provided by changes in other assets and liabilities from 2009 to 2010 was primarily associated with the effect of hedging transactions of $193.8 million and the effect of changes in deferred and accrued income taxes of $94.3 million, partially offset by a decrease in cash used by business realignment initiatives of $88.8 million.

•

The increase in interest paid in 2010 versus 2009 was primarily attributable to the $5.9 million premium paid for the repurchase of debt under a cash tender offer. Additional information on the cash tender offer is provided under Cash Flows from Financing Activities.

•

Over the three-year period, increases in income taxes paid primarily reflected the impact of higher taxable income. Taxable income and related tax payments in 2011 were reduced primarily by bonus depreciation tax deductions primarily for capital expenditures associated with the Next Century program.

Cash Flows from Investing Activities

Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Capital additions	$(323,961)	$(179,538)	$(126,324)
Capitalized software additions	(23,606)	(21,949)	(19,146)
Proceeds from sales of property, plant and equipment	312	2,201	10,364
Proceeds from sale of trademark licensing rights	20,000	—	—
Business acquisitions	(5,750)	—	(15,220)

Net cash used by investing activities	$(333,005)	$(199,286)	$(150,326)

•

Capital additions associated with our Next Century program in 2011 were $179.4 million and in 2010 were approximately $34.0 million. Capital additions included $46.3 million in 2009 related to the global supply chain transformation program. Other capital additions were primarily related to modernization of existing facilities and purchases of manufacturing equipment for new products.

•	Capitalized software additions were primarily for ongoing enhancement of our information systems.

•

Over the past three years, total proceeds from the sale of manufacturing facilities and related equipment were approximately $12.9 million and were primarily associated with the global supply chain transformation program.

•

We anticipate total capital expenditures, including capitalized software, of approximately $280 million to $295 million in 2012, of which approximately $65 million to $70 million is associated with our Next Century program.

•

In March 2009, our Company completed the acquisition of the Van Houten Singapore consumer business. The purchase price for the acquisition of Van Houten Singapore and a licensing agreement was approximately $15.2 million.

Cash Flows from Financing Activities

Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Net change in short-term borrowings	$10,834	$1,156	$(458,047)
Long-term borrowings	249,126	348,208	—
Repayment of long-term debt	(256,189)	(71,548)	(8,252)
Proceeds from lease financing agreement	47,601	—	—
Cash dividends paid	(304,083)	(283,434)	(263,403)
Exercise of stock options and excess tax benefits	198,408	93,418	32,773
Contributions from noncontrolling interests in subsidiaries	—	10,199	7,322
Repurchase of Common Stock	(384,515)	(169,099)	(9,314)

Net cash used by financing activities	$(438,818)	$(71,100)	$(698,921)

•

In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. As a result of long-term borrowings and strong cash flow from operating activities over the last three years, we had no commercial paper borrowings outstanding in the U.S. during 2011 and 2010. The increase in short-term borrowings in 2011 was primarily associated with our international businesses. Additional information on short-term borrowings is included under Borrowing Arrangements below.

•

In November 2011, we issued $250 million of 1.5% Notes due in 2016 and in December 2010, we issued $350 million of 4.125% Notes due in 2020. The long-term borrowings in 2011 and 2010 were issued under a shelf registration statement on Form S-3 filed in May 2009 described under Registration Statements below.

•	In September 2011, we repaid $250.0 million of 5.3% Notes due in 2011.

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

•	We paid cash dividends of $228.3 million on our Common Stock and $75.8 million on our Class B Stock in 2011.

•	Cash used for the repurchase of Common Stock was partially offset by cash received from the exercise of stock options.

Repurchases and Issuances of Common Stock

For the years ended December 31,	2011		2010		2009
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under authorized programs:
Open market repurchases	1,903	$100,015	—	$—	—	$—
Shares repurchased to replace reissued shares	5,179	284,500	3,932	169,099	252	9,314

Total share repurchases	7,082	384,515	3,932	169,099	252	9,314
Shares issued for stock-based compensation programs	(5,258)	(177,654)	(2,964)	(96,627)	(1,215)	(39,616)

Net change	1,824	$206,861	968	$72,472	(963)	$(30,302)

•

We intend to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options and other stock-based compensation. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

•	In December 2006, our Board of Directors approved a $250 million share repurchase program. As of April 3, 2011, we completed this share repurchase program.

•

In April 2011, our Board of Directors approved a new $250 million authorization to repurchase shares of our Common Stock. As of December 31, 2011, no shares of our Common Stock had been repurchased under this program.

Cumulative Share Repurchases and Issuances

A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	In thousands
Shares repurchased under authorized programs:
Open market repurchases	59,339	$2,084,446
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	70,201	2,317,176
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares repurchased to replace reissued shares	35,740	1,516,853
Shares issued for stock-based compensation programs and employee benefits	(38,527)	(1,076,440)

Total held as Treasury Stock as of December 31, 2011	134,696	$4,258,962

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

•

In October 2011, we entered into a new five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders. As of December 31, 2011, $1.1 billion was available to borrow under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of December 31, 2011, we complied with all of these covenants. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

•

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2011, we could borrow up to approximately $76.9 million in various currencies under the lines of credit and as of December 31, 2010, we could borrow up to $77.2 million.

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

•

In November 2011, we issued $250 million of 1.50% Notes due November 1, 2016 and, in December 2010, we issued $350 million of 4.125% Notes due December 1, 2020. The Notes were issued under the 2009 WKSI Registration Statement.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

As of December 31, 2011, our contractual cash obligations by year were as follows:

	Payments Due by Year
	In thousands of dollars
Contractual Obligations	2012	2013	2014	2015	2016	Thereafter	Total
Unconditional Purchase Obligations	$1,315,100	$488,200	$26,300	$7,600	$—	$—	$1,837,200
Lease Obligations	16,851	11,108	8,846	7,692	6,715	7,431	58,643
Long-term Debt	97,593	250,187	187	250,187	500,054	747,885	1,846,093

Total Obligations	$1,429,544	$749,495	$35,333	$265,479	$506,769	$755,316	$3,741,936

In entering into contractual obligations, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We mitigate this risk by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. As of December 31, 2011, we did not have any material obligations with European financial institutions. Our risk is limited to replacing the contracts at prevailing market rates. We do not expect any significant losses resulting from counterparty defaults.

Purchase Obligations

We enter into certain obligations for the purchase of raw materials. These obligations were primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above consists of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2011.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2011 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2011, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

Lease Obligations

Lease obligations include the minimum rental commitments under non-cancelable operating leases primarily for retail stores, warehouse and distribution facilities, offices and certain equipment.

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

As of December 31, 2011, certain real estate associated with the closure of facilities under the global supply chain transformation program is being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which have not been reflected in our current estimates.

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

ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS

We use certain derivative instruments, from time to time, to manage risks. These include interest rate swaps to manage interest rate risk; foreign currency forward exchange contracts and options to manage foreign currency exchange rate risk, and commodities futures and options contracts to manage commodity market price risk exposures.

We enter into interest rate swap agreements and foreign exchange forward contracts and options for periods consistent with related underlying exposures. These derivative instruments do not constitute positions independent of those exposures.

We enter into commodities futures and options contracts and other derivative instruments for varying periods. These commodity derivative instruments are intended to be, and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

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

As of December 31, 2011, we designated and accounted for all derivative instruments, including foreign exchange forward contracts and options, commodities futures and options contracts, and other commodity derivative instruments as cash flow hedges. Additional information regarding accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2011. Note 1, Note 6 and Note 7 to the Consolidated Financial Statements provide additional information.

Long-Term Debt

The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2011. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$97,593	$250,187	$187	$250,187	$500,054	$747,885	$1,846,093	$2,121,003

Interest Rate	7.2%	5.0%	7.0%	4.9%	3.5%	5.9%	5.1%

We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2011.

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements.

In March 2009, we entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011. In September 2011, the forward starting interest rate swap agreements which were entered into in March 2009 matured, resulting in cash payments by the Company of approximately $26.8 million. Also in September 2011, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing. These swap agreements were terminated upon the issuance of the 1.5% Notes due November 1, 2016, resulting in cash payments by the Company of $2.3 million. The losses on the swap agreements are being amortized as an increase to interest expense over the term of the Notes.

In December 2010, we terminated forward starting swap agreements which were entered into in August 2010 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 4.125% Notes due December 1, 2020, resulting in cash receipts of $13.5 million. The gain on the swap agreements is being amortized as a reduction to interest expense over the term of the Notes.

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

A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2011		2010
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$50.4	Euros British pound sterling	$73.5	Euros Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$99.6	Canadian dollars	$150.3	Canadian dollars

The fair value of foreign exchange forward contracts is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

A summary of the fair value and market risk associated with foreign exchange forward contracts is as follows:

December 31,	2011	2010
In millions of dollars

Fair value of foreign exchange forward contracts, net—(liability) asset	$(1.4)	$2.0

Potential net loss associated with foreign exchange forward contracts resulting from a hypothetical near-term adverse change in market rates of ten percent	$19.4	$24.7

Our risk related to foreign exchange forward contracts is limited to the cost of replacing the contracts at prevailing market rates.

Commodities—Price Risk Management and Futures Contracts

Our most significant raw material requirements include cocoa products, sugar, dairy products, peanuts and almonds. For more information on our major raw material requirements, see Raw Materials on page 5. The cost of cocoa products and prices for related futures contracts and costs for certain other raw materials historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•	Commodity market fluctuations;

•	Currency exchange rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs and energy policies.

We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. Currently, active futures contracts are not available for use in pricing our other major raw material requirements. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, it is difficult to hedge our costs for dairy products by entering into futures contracts or other derivative instruments to extend coverage for long periods of time. We use fuel oil futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

During 2011, average cocoa futures contract prices traded in a range between $0.99 and $1.55 per pound, based on the IntercontinentalExchange futures contract. During the first half of 2011, cocoa futures traded at prices that were near 30-year highs. During the fourth quarter of 2011, cocoa futures prices declined significantly due to a very large West African crop which resulted in a substantial global surplus for the year. Our costs for cocoa products will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

During 2011, prices for fluid milk ranged from a low of $0.17 to a high of $0.21 per pound, on a class II fluid milk basis. Prices were substantially higher than the prior year due to strong export demand for dairy products and high feed costs. Our costs for certain dairy products will not necessarily reflect market price fluctuations because of our forward purchasing practices.

In 2011, sugar supplies in the U.S. were negatively impacted by government import restrictions, strong demand and high world market prices. As a result, refined sugar prices increased significantly compared to 2010, trading in a range from $0.57 to $0.64 per pound. Our costs for sugar will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.

Peanut prices in the U.S. began the year around $0.56 per pound and increased late in the year to $1.25 per pound. Prices were driven higher by loss of acreage to cotton and corn along with drought conditions negatively impacting this year’s crop yields. Almond prices began the year at $2.40 per pound and decreased to $2.10 per pound during the year driven by record production. Our costs for peanuts and almonds will not necessarily reflect market price fluctuations because of our forward purchasing practices.

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

Commodity Position Sensitivity Analysis

The following sensitivity analysis reflects our market risk to a hypothetical adverse market price movement of 10%, based on our net commodity positions at four dates spaced equally throughout the year. Our net commodity positions consist of the amount of futures contracts we hold over or under the amount of futures contracts we need to price unpriced physical forward contracts for the same commodities. Inventories, priced forward contracts and anticipated purchases not yet under contract were not included in the sensitivity analysis calculations. We define a loss, for purposes of determining market risk, as the potential decrease in fair value or the opportunity cost resulting from the hypothetical adverse price movement. The fair values of net commodity positions reflect quoted market prices or estimated future prices, including estimated carrying costs corresponding with the future delivery period.

For the years ended December 31,	2011		2010
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$(505.9)	$50.6	$(386.2)	$38.6
Lowest long position	(204.8)	20.5	(594.6)	59.5
Average position (long)	(413.1)	41.3	(489.8)	49.0

Decreases or increases in fair values from 2010 to 2011 primarily reflected changes in net commodity positions. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.

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

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria based upon the results of our recurring financial account reviews and our evaluation of the current and projected economic conditions. Our primary concentrations of credit risk are associated with McLane Company, Inc. and Wal-Mart Stores, Inc. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. Wal-Mart Stores, Inc. accounted for approximately 17.2% of our total accounts receivable as of December 31, 2011. McLane Company, Inc.

accounted for approximately 13.5% of our total accounts receivable as of December 31, 2011. As of December 31, 2011, no other customers accounted for more than 10% of our total accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base.

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

Information on our Accounts Receivable—Trade, related expenses and assumptions is as follows:

For the three-year period	2009-2011
In millions of dollars, except percents

Average expense for potential uncollectible accounts	$1.2
Average write-offs of uncollectible accounts	$1.6
Allowance for doubtful accounts as a percentage of gross accounts receivable	1%-2%

•	We recognize the provision for uncollectible accounts as selling, marketing and administrative expense in the Consolidated Statements of Income.

•	If we made reasonably possible near-term changes in the most material assumptions regarding collectability of accounts receivable, our annual provision could change within the following range:

•	A reduction in expense of approximately $4.4 million; and

•	An increase in expense of approximately $4.5 million.

•	Changes in estimates for future uncollectible accounts receivable would not have a material impact on our liquidity or capital resources.

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

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Promotional costs	$945.9	$767.6	$721.5

•	We determine the amount of the accrued liability by:

•	Analysis of programs offered;

•	Historical trends;

•	Expectations regarding customer and consumer participation;

•	Sales and payment trends; and

•	Experience with payment patterns associated with similar, previously offered programs.

•

The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

•	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:

•	A reduction in costs of approximately $12.9 million; and

•	An increase in costs of approximately $5.6 million.

•	Changes in these assumptions would affect net sales and income before income taxes.

•	Over the three-year period ended December 31, 2011, actual promotion costs have not deviated from the estimated amounts by more than approximately 3%.

•	Changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.

Liabilities associated with potentially unsaleable products

•	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.

•	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.

•

Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

•	Over the three-year period ended December 31, 2011, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.

•

Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $0.8 million to $1.5 million.

•	Over the three-year period ended December 31, 2011, actual costs have not deviated from our estimates by more than approximately 4%.

•	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.

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

Pension Plans

Our pension plan costs and related assumptions were as follows:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Service cost and amortization of prior service cost	$31.1	$29.4	$27.1
Interest cost, expected return on plan assets and amortization of net loss	2.8	5.9	21.5
Administrative expenses	0.6	0.4	0.3

Net periodic pension benefit cost	$34.5	$35.7	$48.9

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	5.2%	5.7%	6.4%
Average discount rate assumptions—benefit obligation calculation	4.5%	5.2%	5.7%
Asset return assumptions	8.0%	8.5%	8.5%

Net Periodic Pension Benefit Costs

We believe that the service cost and amortization of prior service cost components of net periodic pension benefit cost better reflect the ongoing operating cost of our pension plans, particularly since our most significant plans have been closed to new entrants since 2007 and 2008 and are well funded. In 2012, our adjusted non-GAAP results will exclude the interest cost, expected return on plan assets and amortization of net loss or gain components of net periodic pension benefit cost.

The increased service cost and amortization of prior service cost from 2009 to 2010 and from 2010 to 2011 was primarily due to declining discount rates. The lower interest cost, expected return on plan assets and amortization of net loss from 2009 to 2010 and from 2010 to 2011 was primarily due to the increase in the value of assets reflecting the actual return on assets and pension plan contributions. Our service cost and prior service cost amortization is expected to be approximately $0.8 million higher in 2012. Interest cost, expected return on plan assets and amortization of net loss is expected to increase in 2012 by $13.8 million due to the lower actual return on plan assets and lower discount rate in 2011, in addition to expected pension settlement costs of $2.0 million in 2012.

Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains and losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit expense for 2012 is $39.1 million. The 2011 recognized net actuarial loss component of net periodic pension benefit expense was $28.0 million. Projections beyond 2012 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit Cost

The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2011 and 2010, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Towers Watson RATE:Link 40/90 discount curve. For 2009, the rate of discount was determined by our actuaries using the spot rate of matching duration from the Citigroup Pension Discount Curve. We changed to the Towers Watson RATE:Link discount curve in 2010 to obtain more transparency into the underlying securities.

The use of a different discount rate assumption can significantly affect net periodic benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have increased 2011 net periodic pension benefit expense by $6.1 million.

•	A one-percentage point increase in the discount rate assumption would have decreased 2011 net periodic pension benefit expense by $5.7 million.

Average Discount Rate Assumption—Benefit Obligations

The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit cost as described above. We reduced our 2011 discount rate assumption due to the declining interest rate environment consistent with the duration of our pension plan liabilities.

The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2011 pension benefits obligations by $120.9 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2011 pension benefits obligations by $102.0 million.

Asset Return Assumptions

We based the expected return on plan assets component of net periodic pension benefit cost on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current and expected asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 24 years prior to December 31, 2011 was approximately 8.2%. The actual return on assets was as follows:

For the years ended December 31,	2011	2010	2009
Actual return on assets	0.8%	13.3%	21.2%

The use of a different asset return assumption can significantly affect net periodic benefit cost:

•	A one-percentage point decrease in the asset return assumption would have increased 2011 net periodic pension benefit expense by $9.8 million.

•	A one-percentage point increase in the asset return assumption would have decreased 2011 net periodic pension benefit expense by $9.8 million.

Our investment policies specify ranges of allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2011, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes. As of December 31, 2011 and 2010, the benefit plan fixed income assets were invested primarily in conventional instruments benchmarked to the Barclays Capital U.S. Aggregate Bond Index.

For 2011 and 2010, minimum funding requirements for the plans were not material. However, we made contributions of $8.9 million in 2011 and $6.1 million in 2010 to improve the funded status of our qualified plans and for the payment of benefits under our non-qualified pension plans. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate would not have changed the 2011 minimum funding requirements significantly for the domestic plans. For 2012, there are no significant minimum funding requirements for our pension plans and currently planned voluntary funding of our pension plans in 2012 is not material.

Post-Retirement Benefit Plans

Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Net periodic other post-retirement benefit cost	$16.2	$17.5	$19.9

Assumptions:
Average discount rate assumption	5.2%	5.7%	6.4%

The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

•	A one-percentage point decrease in the discount rate assumption would have decreased 2011 net periodic other post-retirement benefit cost by $1.3 million.

•	A one-percentage point increase in the discount rate assumption would have increased 2011 net periodic other post-retirement benefit cost by $0.6 million.

For the domestic post-retirement benefit plan, a decrease in the discount rate assumption would result in a decrease in benefit cost because of the lower interest cost which would more than offset the impact of the lower discount rate assumption on the post-retirement benefit obligation.

Other post-retirement benefit obligations and assumptions were as follows:

December 31,	2011	2010
In millions of dollars

Other post-retirement benefit obligation	$318.5	$306.3

Assumptions:
Benefit obligations discount rate assumption	4.5%	5.2%

•	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2011 other post-retirement benefits obligations by $33.3 million.

•	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2011 other post-retirement benefits obligations by $27.5 million.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets by classifying intangible assets into three categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill. For intangible assets with finite lives, impairment testing is required if conditions exist that indicate the carrying value may not be recoverable. For intangible assets with indefinite lives and for goodwill, impairment testing is required at least annually or more frequently if events or circumstances indicate that these assets might be impaired.

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

The assumptions we use to estimate fair value are based on the past performance of each reporting unit and reflect the projections and assumptions that we use in current operating plans. We also adjust the assumptions, if necessary, to estimates that we believe market participants would use. Such assumptions are subject to change due to changing economic and competitive conditions.

We perform annual impairment tests of goodwill at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. As a result of operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd. during the second quarter of 2010. Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million in the second quarter of 2010, including a reduction to reflect the share of the charge associated with the noncontrolling interests. We determined that none of our goodwill was impaired as of December 31, 2011. The fair value of our Godrej Hershey Ltd. reporting unit exceeded its carrying value by approximately 11%. As of December 31, 2011, the goodwill allocated to the reporting unit was approximately $23.7 million. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our current operating plans. Significant assumptions and estimates included in our current operating plans were associated with sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the unavailability of raw or packaging materials or significant cost increases, pricing constraints and possible disruptions to our supply chain. The fair values of our other reporting units were substantially in excess of their carrying values.

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

We perform annual impairment tests and re-evaluate the useful lives of other intangible assets with indefinite lives at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined that none of our other intangible assets was impaired as of December 31, 2011 and December 31, 2010.

Commodities Futures and Options Contracts

We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products and other commodities primarily to reduce the risk of future price increases, provide visibility to future costs and take advantage of market fluctuations. Additional information with regard to accounting policies associated with commodities futures and options contracts and other derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Net after-tax (losses) gains on cash flow hedging derivatives	$(107.7)	$1.0	$78.3
Reclassification adjustments from accumulated other comprehensive loss to income	(12.5)	(32.5)	1.9
Hedge ineffectiveness (losses) gains recognized in income, before tax	(2.0)	.8	.2

•	We reflected reclassification adjustments related to gains or losses on commodities futures and options contracts and other commodity derivative instruments in cost of sales.

•	No gains or losses on commodities futures and options contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.

•	We recognized no components of gains or losses on commodities futures and options contracts in income due to excluding such components from the hedge effectiveness assessment.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements, commodities futures and options contracts and other commodity derivative instruments, expected to be reclassified into earnings in the next 12 months was approximately $71.3 million after tax as of December 31, 2011. This amount was primarily associated with commodities futures contracts.

SUBSEQUENT EVENT

In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. (“Brookside”), a privately held confectionery company based in Abbottsford, British Columbia, Canada at a purchase price of $175 million Canadian dollars.

Brookside is a chocolate confectionery company with products based on a unique formula for making chocolate-covered fruit juice pieces. Brookside holds patents that enable it to make the centers of these products from real fruit juice. Brookside also makes traditional chocolate-covered nuts and dried fruit.

The products are made at two facilities in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take home re-sealable pack type. Annual net sales of the business are approximately $90 million. The business complements our position in North America and we expect to make investments in manufacturing capabilities and conduct market research that will enable future growth.

The accounting for the Brookside acquisition was incomplete at the time we issued our financial statements. Accordingly, it is impracticable for us to make certain business combination disclosures such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies and the amount of goodwill and intangibles acquired and the amount of goodwill expected to be deductible for tax purposes.

OUTLOOK

The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to Risk Factors beginning on page 10 for information concerning the key risks to achieving our future performance goals.

In 2012, we will continue with the distribution and rollout of Hershey’s Air Delight chocolates, expand the Pieces and Minis platform to include Hershey’s Milk Chocolate with Almond Pieces and Rolo Minis. Other new product launches include Ice Breakers Duos mints and Jolly Rancher Crunch ‘N Chew candy.

During 2012, we will continue to remain focused on building brands in both the U.S. and key international markets and will make the necessary investments to ensure that we are positioned to grow our brands and manage challenges. We have planned merchandising and programming events throughout the year and will work closely with retail customers and monitor our brand performance given the higher price points for seasonal candy in 2012. In 2012, we expect advertising to increase low double digits, on a percentage basis versus the prior year, supporting new product launches, core brands in both the U.S. and international markets and new advertising campaigns on the Jolly Rancher and Rolo brands. Excluding the Brookside acquisition, we expect volume to be slightly up for the full year 2012, resulting in net sales growth of about 5% to 7%, including the impact of foreign currency exchange rates.

In 2012, the Company expects reported earnings per share-diluted of $2.79 to $2.89. Reported earnings per share-diluted includes anticipated business realignment and impairment charges of $0.16 to $0.19 per share-diluted related to the Next Century program. Reported gross margin, reported EBIT margin and reported earnings per share-diluted will be impacted by these charges, in addition to closing and integration costs related to the Brookside acquisition estimated at $0.04 to $0.05 per share-diluted. We expect reported gross margin to increase approximately 90 basis points in 2012.

In 2011, the actual return on pension plan assets was below our plan assumption and discount rates were lower, which will result in higher non-service related pension costs in 2012. Therefore, we expect non-service related pension expenses of $19 million in 2012, or $0.05 per share-diluted. These expenses include interest on plan participants’ previously earned account balances, offset by expected earnings on plan assets, actuarial gains or losses caused by interest rate changes and variations in pension asset performance and settlement costs, which accelerate the recognition of actuarial gains and losses when participants withdraw funds from the plans. The Company’s defined benefit plans are well funded and have been closed to new entrants since 2007 and 2008. This results in ongoing service costs that are stable and predictable compared to the non-service related expenses which can be very volatile. The Company believes that adjusted net income and earnings per share-diluted which excludes non-service related pension expenses will provide investors with a better understanding of the underlying profitability of the ongoing business and, therefore, will be excluded beginning in 2012. The historical details of these expenses is available on the Company’s website within the Investors section.

We have good visibility into our full-year cost structure and despite higher input costs in 2012, we expect adjusted gross margin to increase about 75 basis points driven by productivity and cost savings, as well as net price realization. Therefore, we expect full-year adjusted earnings per share-diluted, including the adjustment for non-service related pension expenses, to increase 9% to 11%.

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

In 2011, the Company recorded GAAP charges of $49.2 million, or $0.13 per share-diluted, attributable to the Next Century program and the global supply chain transformation program. Additionally, in the third quarter of 2011, the Company recorded a pre-tax gain of $17.0 million, or $0.05 per share-diluted, from the sale of trademark licensing rights. In 2012, the Company expects to record total GAAP charges of about $55 million to $65 million, or $0.16 to $0.19 per share-diluted, attributable to the Next Century program. In 2012, acquisition closing and integration costs related to the Brookside acquisition are expected to be $0.04 to $0.05 per share-diluted and non-service related pension expenses are expected to be $19.0 million, or $0.05 per share-diluted.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2010 and 2011 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2012:

	2010	2011	2012 (Projected)
Reported EPS-Diluted	$2.21	$2.74	$2.79 – $2.89
Gain on sale of trademark licensing rights	—	(.05)	—
Total Business Realignment and Impairment Charges	.34	.13	.16 – .19
Acquisition closing and integration charges	—	—	.04 – .05

Adjusted EPS-Diluted including non-service related pension expenses	2.55	2.82	3.03 – 3.09
Non-service related pension expenses	.02	.01	.05

Adjusted EPS-Diluted excluding non-service related pension expenses	$2.57	$2.83	$3.08 – $3.14

Outlook for Project Next Century

In June 2010, we announced the Next Century program as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. We now expect total pre-tax charges and non-recurring project implementation costs for the Next Century program of $150 million to $160 million. During 2012, we expect to record $55 million to $65 million in program charges. During 2012, we now expect capital expenditures for the Next Century program to be approximately $65 million to $70 million. Depreciation and amortization for 2012 is estimated to be $195 million to $205 million, excluding accelerated depreciation of $20 million to $25 million related to the Next Century program. When fully implemented, the Next Century program is expected to provide annual cost savings from efficiency improvements of $65 million to $80 million.

NEW ACCOUNTING PRONOUNCEMENTS

During 2011, the Financial Accounting Standards Board (“FASB”) issued several accounting standards updates which are as follows:

In May 2011, the FASB issued an update which was intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update result in common fair value measurement and disclosure requirements in GAAP and IFRS. The update explains how to measure fair value and does not require additional measurements. This update is effective for our Company as of January 1, 2012 and may require certain additional disclosures associated with our fair value measures.

In June 2011, the FASB issued an update intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of GAAP and IFRS. As a result, companies have a choice of presenting net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. We are currently evaluating the impact and will adopt this update in the first quarter 2012.

In September 2011, the FASB issued an update intended to simplify how entities test goodwill for impairment. Under certain circumstances, a two-step impairment test may be unnecessary. This update is effective for our Company as of January 1, 2012 and we are currently evaluating the impact on our testing of goodwill for impairment.

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

The 2011, 2010 and 2009 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP’s report on our financial statements is included on page 54.

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

John P. Bilbrey Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York

February 17, 2012

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2011	2010	2009
In thousands of dollars except per share amounts

Net Sales	$6,080,788	$5,671,009	$5,298,668

Costs and Expenses:
Cost of sales	3,548,896	3,255,801	3,245,531
Selling, marketing and administrative	1,477,750	1,426,477	1,208,672
Business realignment and impairment (credits) charges, net	(886)	83,433	82,875

Total costs and expenses	5,025,760	4,765,711	4,537,078

Income before Interest and Income Taxes	1,055,028	905,298	761,590
Interest expense, net	92,183	96,434	90,459

Income before Income Taxes	962,845	808,864	671,131
Provision for income taxes	333,883	299,065	235,137

Net Income	$628,962	$509,799	$435,994

Net Income Per Share—Basic—Class B Common Stock	$2.58	$2.08	$1.77

Net Income Per Share—Diluted—Class B Common Stock	$2.56	$2.07	$1.77

Net Income Per Share—Basic—Common Stock	$2.85	$2.29	$1.97

Net Income Per Share—Diluted—Common Stock	$2.74	$2.21	$1.90

Cash Dividends Paid Per Share:
Common Stock	$1.3800	$1.2800	$1.1900
Class B Common Stock	1.2500	1.1600	1.0712

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED BALANCE SHEETS

December 31,	2011	2010
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$693,686	$884,642
Accounts receivable—trade	399,499	390,061
Inventories	648,953	533,622
Deferred income taxes	136,861	55,760
Prepaid expenses and other	167,559	141,132

Total current assets	2,046,558	2,005,217
Property, Plant and Equipment, Net	1,559,717	1,437,702
Goodwill	516,745	524,134
Other Intangibles	111,913	123,080
Deferred Income Taxes	38,544	21,387
Other Assets	138,722	161,212

Total assets	$4,412,199	$4,272,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$420,017	$410,655
Accrued liabilities	612,186	593,308
Accrued income taxes	1,899	9,402
Short-term debt	42,080	24,088
Current portion of long-term debt	97,593	261,392

Total current liabilities	1,173,775	1,298,845
Long-term Debt	1,748,500	1,541,825
Other Long-term Liabilities	617,276	494,461

Total liabilities	3,539,551	3,335,131

Commitments and Contingencies	—	—

Stockholders’ Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2011 and 2010	—	—
Common Stock, shares issued: 299,269,702 in 2011 and 299,195,325 in 2010	299,269	299,195
Class B Common Stock, shares issued: 60,632,042 in 2011 and 60,706,419 in 2010	60,632	60,706
Additional paid-in capital	490,817	434,865
Retained earnings	4,699,597	4,374,718
Treasury—Common Stock shares, at cost: 134,695,826 in 2011 and 132,871,512 in 2010	(4,258,962)	(4,052,101)
Accumulated other comprehensive loss	(442,331)	(215,067)

The Hershey Company stockholders’ equity	849,022	902,316
Noncontrolling interests in subsidiaries	23,626	35,285

Total stockholders’ equity	872,648	937,601

Total liabilities and stockholders’ equity	$4,412,199	$4,272,732

The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$628,962	$509,799	$435,994
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	215,763	197,116	182,411
Stock-based compensation expense, net of tax of $15,127, $17,413 and $19,223, respectively	28,341	32,055	34,927
Excess tax benefits from stock-based compensation	(13,997)	(1,385)	(4,455)
Deferred income taxes	33,611	(18,654)	(40,578)
Gain on sale of trademark licensing rights, net of tax of $5,962	(11,072)	—	—
Business realignment and impairment charges, net of tax of $18,333, $20,635 and $38,308, respectively	30,838	77,935	60,823
Contributions to pension plans	(8,861)	(6,073)	(54,457)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade	(9,438)	20,329	46,584
Inventories	(115,331)	(13,910)	74,000
Accounts payable	7,860	90,434	37,228
Other assets and liabilities	(205,809)	13,777	293,272

Net Cash Provided from Operating Activities	580,867	901,423	1,065,749

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(323,961)	(179,538)	(126,324)
Capitalized software additions	(23,606)	(21,949)	(19,146)
Proceeds from sales of property, plant and equipment	312	2,201	10,364
Proceeds from sale of trademark licensing rights	20,000	—	—
Business acquisitions	(5,750)	—	(15,220)

Net Cash (Used by) Investing Activities	(333,005)	(199,286)	(150,326)

Cash Flows Provided from (Used by) Financing Activities
Net change in short-term borrowings	10,834	1,156	(458,047)
Long-term borrowings	249,126	348,208	—
Repayment of long-term debt	(256,189)	(71,548)	(8,252)
Proceeds from lease financing agreement	47,601	—	—
Cash dividends paid	(304,083)	(283,434)	(263,403)
Exercise of stock options	184,411	92,033	28,318
Excess tax benefits from stock-based compensation	13,997	1,385	4,455
Contributions from noncontrolling interests in subsidiaries	—	10,199	7,322
Repurchase of Common Stock	(384,515)	(169,099)	(9,314)

Net Cash (Used by) Financing Activities	(438,818)	(71,100)	(698,921)

(Decrease) Increase in Cash and Cash Equivalents	(190,956)	631,037	216,502
Cash and Cash Equivalents as of January 1	884,642	253,605	37,103

Cash and Cash Equivalents as of December 31	$693,686	$884,642	$253,605

Interest Paid	$97,892	$97,932	$91,623
Income Taxes Paid	292,315	350,948	252,230

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
In thousands of dollars

Balance as of January 1, 2009	$—	$299,190	$60,711	$352,375	$3,975,762	$(4,009,931)	$(359,908)	$31,745	$349,944
Net income					435,994				435,994
Other comprehensive income							157,064		157,064

Comprehensive income									593,058
Dividends:
Common Stock, $1.19 per share					(198,371)				(198,371)
Class B Common Stock, $1.0712 per share					(65,032)				(65,032)
Conversion of Class B Common Stock into Common Stock		2	(2)						—
Incentive plan transactions				(355)		4,762			4,407
Stock-based compensation				44,704					44,704
Exercise of stock options				(2,046)		34,854			32,808
Repurchase of Common Stock						(9,314)			(9,314)
Noncontrolling interests in subsidiaries								8,135	8,135

Balance as of December 31, 2009	—	299,192	60,709	394,678	4,148,353	(3,979,629)	(202,844)	39,880	760,339
Net income					509,799				509,799
Other comprehensive loss							(12,223)		(12,223)

Comprehensive income									497,576
Dividends:
Common Stock, $1.28 per share					(213,013)				(213,013)
Class B Common Stock, $1.16 per share					(70,421)				(70,421)
Conversion of Class B Common Stock into Common Stock		3	(3)						—
Incentive plan transactions				(7,453)		10,239			2,786
Stock-based compensation				40,630					40,630
Exercise of stock options				7,010		86,388			93,398
Repurchase of Common Stock						(169,099)			(169,099)
Noncontrolling interests in subsidiaries								(4,595)	(4,595)

Balance as of December 31, 2010	—	299,195	60,706	434,865	4,374,718	(4,052,101)	(215,067)	35,285	937,601
Net income					628,962				628,962
Other comprehensive loss							(227,264)		(227,264)

Comprehensive income									401,698
Dividends:
Common Stock, $1.38 per share					(228,269)				(228,269)
Class B Common Stock, $1.25 per share					(75,814)				(75,814)
Conversion of Class B Common Stock into Common Stock		74	(74)						—
Incentive plan transactions				(15,844)		14,306			(1,538)
Stock-based compensation				40,439					40,439
Exercise of stock options				31,357		163,348			194,705
Repurchase of Common Stock						(384,515)			(384,515)
Noncontrolling interests in subsidiaries								(11,659)	(11,659)

Balance as of December 31, 2011	$—	$299,269	$60,632	$490,817	$4,699,597	$(4,258,962)	$(442,331)	$23,626	$872,648

The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are discussed below and in other notes to the consolidated financial statements. We have made certain reclassifications to prior year amounts to conform to the 2011 presentation.

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

In January 2008, our Brazilian subsidiary, Hershey do Brasil, entered into a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. Under this agreement we manufacture and market, and they sell and distribute our products. The agreement conveyed a 49% interest in Hershey do Brasil to Bauducco. We maintain a 51% controlling interest in Hershey do Brasil.

Equity Investments

We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Total equity investments were $40.7 million as of December 31, 2011, and $36.5 million as of December 31, 2010. Equity investments are included in other assets in the Consolidated Balance Sheets. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. In May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Company, LTD. to produce Hershey products and certain Lotte products for the markets in Asia, particularly China. We own a 44% interest in this entity.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Volatile credit, equity, foreign currency, commodity and energy markets, and changing macroeconomic conditions have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

Commodities Futures and Options Contracts

We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We report the effective portion of the gain or loss on a derivative instrument designated

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and qualifying as a cash flow hedging instrument as a component of other comprehensive income and reclassify such gains or losses into earnings in the same period or periods during which the hedged transactions affect earnings. The remaining gain or loss on the derivative instrument, if any, must be recognized currently in earnings.

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

All derivative instruments which we are currently utilizing, including commodities futures and options contracts and other commodity derivative instruments, are designated and accounted for as cash flow hedges. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.

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

Goodwill and Other Intangible Assets

We classify intangible assets into 3 categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.

Our intangible assets with finite lives consist primarily of customer-related intangible assets and patents. We are amortizing customer-related intangible assets over their estimated useful lives of approximately 12 years. We are amortizing patents over their remaining legal lives of approximately 7 years. We conduct impairment tests when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on the estimated fair value of the assets.

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

The assumptions we use to estimate fair value are based on the past performance of each reporting unit and reflect the projections and assumptions that we use in current operating plans. We also adjust the assumptions, if necessary, to estimates that we believe market participants would use. Such assumptions are subject to change due to changing economic and competitive conditions.

Based on our annual impairment evaluations, we determined that no goodwill or other intangible assets were impaired as of December 31, 2011 and December 31, 2010. As a result of operating performance that was below expectations, we completed an impairment evaluation of goodwill and other intangible assets of Godrej Hershey Ltd. during the second quarter of 2010. As a result of reduced expectations for future cash flows from lower than expected profitability, we determined that the carrying amount of Godrej Hershey Ltd. exceeded its fair value. We recorded a non-cash goodwill impairment charge of $44.7 million in the second quarter of 2010 to reduce the carrying value of Godrej Hershey Ltd. to its fair value, including a reduction to reflect the share of the charge associated with the noncontrolling interests. There was no tax benefit associated with this charge.

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

Research and Development

We expense research and development costs as incurred. Research and development expense was $32.2 million in 2011, $30.5 million in 2010 and $28.1 million in 2009. Research and development expense is included in selling, marketing and administrative expenses.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

We expense advertising costs as incurred. Advertising expense, which is included in selling, marketing and administrative expenses, was $414.2 million in 2011, $391.1 million in 2010 and $241.2 million in 2009. We had no prepaid advertising expense as of December 31, 2011 and as of December 31, 2010.

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

The unamortized amount of capitalized software was $49.4 million as of December 31, 2011 and was $45.5 million as of December 31, 2010. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 5 years. Accumulated amortization of capitalized software was $232.8 million as of December 31, 2011 and $211.6 million as of December 31, 2010.

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

2. ACQUISITIONS AND DIVESTITURES

In February 2011, we acquired a 49% interest in Tri-Us, Inc. of Boulder, Colorado, a company that manufactures, markets and sells nutritional beverages under the “mix1” brand name. We invested $5.8 million and accounted for this investment using the equity method.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES

In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production will transition from the Company’s century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be fully transitioned to the West Hershey facility primarily during the second quarter of 2012.

We now estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $150 million to $160 million. This estimate includes $130 million to $140 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs. Total costs of $43.4 million were recorded during 2011 and total costs of $53.9 million were recorded in 2010.

In September 2011, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility with Chocolate Realty DST, a Delaware Statutory Trust. Chocolate Realty DST is not affiliated with the Milton Hershey School Trust. After manufacturing has fully transitioned to our West Hershey facility we intend to continue leasing a portion of the building for administrative office space. As a result of our continuing involvement and use of the property, we are deemed to be the “owner” of the property for accounting purposes. We received net proceeds of $47.6 million and recorded a lease financing obligation of $50.0 million under the leasing agreement. The initial term of the agreement expires in 2041.

During the second quarter of 2010 we completed an impairment evaluation of goodwill and other intangible assets associated with Godrej Hershey Ltd. Based on this evaluation, we recorded a non-cash goodwill impairment charge of $44.7 million, including a reduction to reflect the share of the charge associated with the noncontrolling interests.

During 2009, we completed our comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”). Manufacturing facilities in Naugatuck, Connecticut and Smiths Falls, Ontario have been closed and are being held for sale. The carrying value of these properties was $6.9 million as of December 31, 2011. The fair value of these properties was estimated based on the expected sales proceeds. Actual proceeds from the sale of these properties could differ from expected proceeds which could cause additional charges or credits in 2012 or subsequent years.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges (credits) associated with business realignment initiatives and impairment recorded during 2011, 2010 and 2009 were as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Cost of sales
Next Century program	$39,280	$13,644	$—
Global supply chain transformation program	5,816	—	10,136

Total cost of sales	45,096	13,644	10,136

Selling, marketing and administrative
Next Century program	4,961	1,493	—
Global supply chain transformation program	—	—	6,120

Total selling, marketing and administrative	4,961	1,493	6,120

Business realignment and impairment charges, net
Next Century program:
Plant closure expenses and fixed asset impairment	8,620	5,516	—
Employee separation (credits) costs	(9,506)	33,225	—
Global supply chain transformation program:
Net gain on sale of fixed assets	—	—	(3,418)
Plant closure expense	—	—	22,157
Employee separation costs	—	—	2,474
Pension settlement loss	—	—	60,431
Contract termination costs	—	—	1,231
Godrej Hershey Ltd. goodwill impairment	—	44,692	—

Total business realignment and impairment (credits) charges, net	(886)	83,433	82,875

Total net charges associated with business realignment initiatives and impairment	$49,171	$98,570	$99,131

Next Century Program

The charge of $39.3 million recorded in cost of sales during 2011 related primarily to accelerated depreciation of fixed assets over a reduced estimated remaining useful life associated with the Next Century program. A charge of $5.0 million was recorded in selling, marketing and administrative expenses during 2011 for project administration related to the Next Century program. Plant closure expenses of $8.6 million were recorded in 2011 primarily related to costs associated with the relocation of production lines. Employee separation costs were reduced by $9.5 million during 2011, which consisted of an $11.2 million credit reflecting lower expected costs related to voluntary and involuntary terminations at the two manufacturing facilities and a net benefits curtailment loss of $1.7 million also related to the employee terminations.

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

Global Supply Chain Transformation Program

The charge of $5.8 million recorded in 2011 was due to a decline in the estimated net realizable value of two properties being held for sale.

The charge of $10.1 million recorded in cost of sales during 2009 related to start-up costs and the accelerated depreciation of fixed assets over the estimated remaining useful life. The $6.1 million recorded in selling, marketing and administrative expenses was associated with project administration. The $3.4 million net gain on sale of fixed assets resulted from higher proceeds received from the sale of equipment. The $22.2 million of plant closure expenses for 2009 pertained to the preparation of plants for sale and equipment removal costs. The global supply chain transformation program employee separation costs were primarily related to involuntary terminations at manufacturing facilities of Artisan Confections Company which have been closed.

Liabilities Associated with Business Realignment Initiatives

As of December 31, 2011, the liability balance relating to the Next Century program was $19.5 million primarily for estimated employee separation costs which were recorded in 2011 and 2010 and will be paid principally in 2012 and 2013 as production transitions to the expanded West Hershey facility. We made payments against the liabilities recorded for the Next Century program of $2.2 million in 2011 and $0.3 million in 2010 related to project administration and employee separation costs. We made payments of $7.8 million in 2010 and $28.5 million in 2009 against the liabilities recorded for the global supply chain transformation program, principally related to employee separation and project administration costs. As of December 31, 2011, liabilities associated with the global supply chain transformation program were essentially settled.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. In September 2010, the Company contributed cash of approximately $1.0 million to Hershey do Brasil and Bauducco contributed approximately $0.9 million. The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.

The decrease in noncontrolling interests in subsidiaries from $35.3 million as of December 31, 2010 to $23.6 million as of December 31, 2011 reflected the noncontrolling interests’ share of losses of these entities as well as the impact of currency translation adjustments. The share of losses pertaining to the noncontrolling interests in subsidiaries was $7.4 million for the year ended December 31, 2011, $8.2 million for the year ended December 31, 2010 and $4.1 million for the year ended December 31, 2009. This was reflected in selling, marketing and administrative expenses.

5. COMMITMENTS AND CONTINGENCIES

We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2011.

The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures and options contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2011, we satisfied these obligations by taking delivery of and making payment for the specific commodities.

As of December 31, 2011, we had entered into purchase agreements with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2011:

Obligations	2012	2013	2014	2015
In millions of dollars

Purchase obligations	$1,315.1	$488.2	$26.3	$7.6

We have commitments under various lease obligations. Future minimum payments under lease obligations with a remaining term in excess of one year were as follows as of December 31, 2011:

Lease Commitments	2012	2013	2014	2015	2016	Thereafter
In millions of dollars

Future minimum rental payments	$16.9	$11.1	$8.8	$7.7	$6.7	$7.4

Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for retail stores, warehouse and distribution facilities, offices and certain equipment.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2011, certain real estate associated with the closure of facilities under the global supply chain transformation program was being held for sale. We are not aware of any significant obligations related to the environmental remediation of these facilities which have not been reflected in our current estimates.

In 2007, the Canadian Competition Bureau began an investigation of pricing practices by Hershey Canada, Inc. and other chocolate companies. In addition, the U.S. Department of Justice notified the Company in 2007 that it had opened an inquiry but has not requested any information or documents. The European Commission had requested information, but subsequently informed the Company that it had closed its file. We also are party to approximately 90 related civil antitrust suits in the United States and 13 in Canada. Certain of these claims contain class action allegations, instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. These suits allege conspiracies in restraint of trade in connection with the pricing practices of the Company. Several other chocolate and confectionery companies are the subject of investigations and/or inquiries by the government entities referenced above and have also been named as defendants in the same litigation. One Canadian wholesaler is also a subject of the Canadian investigation. In our opinion, these proceedings should not have a material adverse effect on the financial position, liquidity or results of operations of the Company. The Company is cooperating with the government investigations and inquiries and intends to defend the U.S. lawsuits vigorously. With regard to the U.S. lawsuits, we are not able to determine a range for the amount of any potential liability that is reasonably possible. On December 31, 2011, Hershey Canada, Inc. entered into an agreement to settle the Canadian civil actions on a national class-wide basis for the total sum of $5.3 million Canadian dollars. This agreement is subject to court approval.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011 and 2010, all of our derivative instruments were classified as cash flow hedges.

The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and options, interest rate swap agreements, commodities futures contracts and options, and other commodity derivative instruments expected to be reclassified into earnings in the next 12 months was approximately $71.3 million after tax as of December 31, 2011. This amount was primarily associated with commodities futures contracts.

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments

We use certain derivative instruments, from time to time, to manage risks. These include interest rate swaps to manage interest rate risk; foreign currency forward exchange contracts and options to manage foreign currency exchange rate risk, and commodities futures and options contracts to manage commodity market price risk exposures.

We enter into interest rate swap agreements and foreign exchange forward contracts and options for periods consistent with related underlying exposures. These derivative instruments do not constitute positions independent of those exposures.

We enter into commodities futures and options contracts and other derivative instruments for varying periods. These commodity derivative instruments are intended to be, and are effective as hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.

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

Interest Rate Swaps

In order to minimize financing costs and to manage interest rate exposure, from time to time, we enter into interest rate swap agreements. We include gains and losses on interest rate swap agreements in other comprehensive income. We recognize the gains and losses on interest rate swap agreements as an adjustment to interest expense in the same period as the hedged interest payments affect earnings. We classify cash flows from interest rate swap agreements as net cash provided from operating activities on the Consolidated Statements of Cash Flows. Our risk related to the swap agreements is limited to the cost of replacing the agreements at prevailing market rates.

Foreign Exchange Forward Contracts and Options

We enter into foreign exchange forward contracts and options to hedge transactions primarily related to commitments and forecasted purchases of equipment, raw materials and finished goods denominated in foreign currencies. We may also hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months. In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. As of

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2011, we did not have any material exposure associated with foreign exchange forward contracts and options entered into with European financial institutions. We do not expect any significant losses from counterparty defaults.

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

These contracts meet the criteria for cash flow hedge accounting treatment. We classify the fair value of foreign exchange forward contracts as prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets. We report the offset to the foreign exchange forward contracts and options contracts in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transactions affect earnings. For hedges associated with the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts and options as net cash provided from operating activities.

As of December 31, 2011, the fair value of foreign exchange forward contracts and options with gains totaled $3.9 million and the fair value of foreign exchange forward contracts and options with losses totaled $5.3 million. Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies ranged from a contract amount of $2.7 million to $93.2 million. Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $56.2 million to $192.8 million.

Commodities Futures and Options Contracts

We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3 to 24 month periods. Commodities futures and options contracts and other commodity derivative instruments are highly effective in hedging price risks for our raw material requirements, energy requirements and transportation costs. Because our commodities futures and options contracts and other commodity derivative instruments meet hedge criteria, we account for them as cash flow hedges. Accordingly, we include gains and losses on hedging in other comprehensive income. We recognize gains and losses ratably in cost of sales in the same period that we record the hedged raw material requirements in cost of sales.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Over the last three years our total annual volume of futures and options traded in conjunction with commodities hedging strategies ranged from approximately 50,000 to 60,000 contracts. We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products, primarily to provide favorable pricing opportunities and flexibility in sourcing our raw material and energy requirements. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.

Hedge Effectiveness—Commodities

We perform an assessment of hedge effectiveness for commodities futures and options contracts and other commodity derivative instruments on a quarterly basis. Because of the rollover strategy used for commodities futures contracts, as required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements. This occurs as we switch futures contracts from nearby contract positions to contract positions that are required to fix the price of anticipated manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. We record the ineffective portion of gains or losses on commodities futures and options contracts currently in cost of sales.

The prices of commodities futures contracts reflect delivery to the same locations where we take delivery of the physical commodities. Therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item.

Financial Statement Location and Amounts Pertaining to Derivative Instruments

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2011 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Prepaid expense and other current assets	$—	$3,954	$3,929

Other assets	$—	$—	$—

Accrued liabilities	$—	$5,297	$2,103

Other long-term liabilities	$—	$12	$—

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2010 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Prepaid expense and other current assets	$—	$6,748	$—

Other assets	$—	$2,737	$—

Accrued liabilities	$8,873	$5,109	$3,233

Other long-term liabilities	$—	$2,348	$—

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

As of December 31, 2011, prepaid expense and other current assets associated with commodities futures and options contracts were primarily related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. Accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity derivative instruments. As of December 31, 2010, accrued liabilities associated with commodities futures and options contracts were related to cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(19,221)	$(1,655)	$(154,135)

Gains (losses) reclassified from accumulated OCI into income (effective portion)(a)	$1,263	$1,619	$17,400

Losses recognized in income (ineffective portion)(b)	$(996)	$—	$(982)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2010 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars

Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(18,044)	$15,840	$5,464

Gains (losses) reclassified from accumulated OCI into income (effective portion)(a)	$679	$(6,545)	$58,500

Gains recognized in income (ineffective portion)(b)	$—	$—	$781

(a)	Gains (losses) reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and other commodity derivative instruments and for foreign exchange forward contracts and options designated as hedges of intercompany purchases of inventory. Other gains and losses for foreign exchange forward contracts and options were included in selling, marketing and administrative expenses. Other gains and losses for interest rate swap agreements were included in interest expense.
(b)	Losses recognized in income were included in cost of sales for commodities futures and options contracts and interest expense for interest rate swap agreements.

All gains (losses) recognized currently in income were related to the ineffective portion of the hedging relationship. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.

7. FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2011 and December 31, 2010, because of the relatively short maturity of these instruments.

The carrying value of long-term debt, including the current portion, was $1,846.1 million as of December 31, 2011, compared with a fair value of $2,121.0 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $1,803.2 million as of December 31, 2010 compared with a fair value of $1,968.7 million.

Interest Rate Swaps

In March 2009, we entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011. In September 2011, the forward starting interest rate swap agreements which were entered into in March 2009 matured, resulting in cash payments by the Company of approximately $26.8 million. Also in September 2011, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing. These swap agreements were terminated upon the issuance of the 1.5% Notes due November 1, 2016, resulting in cash payments by the Company of $2.3 million. The losses on the swap agreements are being amortized as an increase to interest expense over the term of the Notes.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2010, we terminated forward starting swap agreements which were entered into in August 2010 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 4.125% Notes due December 1, 2020, resulting in cash receipts of $13.5 million. The gain on the swap agreements is being amortized as a reduction to interest expense over the term of the Notes.

For more information see Note 6, Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts

For information on the objectives, strategies and accounting polices related to our use of foreign exchange forward contracts, see Note 6, Derivative Instruments and Hedging Activities.

The following table summarizes our foreign exchange activity:

December 31,	2011		2010
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$50.4	Euros British pound sterling	$73.5	Euros Canadian dollars

Foreign exchange forward contracts to sell foreign currencies	$99.6	Canadian dollars	$150.3	Canadian dollars

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

The combined fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets was as follows:

December 31,	2011	2010
In millions of dollars

Fair value of foreign exchange forward contracts, net—(liability) asset	$(1.4)	$2.0

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, is as follows:

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars

Assets
Cash flow hedging derivatives	$7,883	$3,929	$3,954	$—

Liabilities
Cash flow hedging derivatives	$7,412	$2,103	$5,309	$—

As of December 31, 2011, cash flow hedging derivative Level 1 assets were primarily related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses. As of December 31, 2011, cash flow hedging derivative Level 1 liabilities were related to the fair value of commodity derivative instruments.

As of December 31, 2011, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts and options with gains. Cash flow hedging Level 2 liabilities were related to foreign exchange forward contracts and options with losses. The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

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

As of December 31, 2010, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts and options with gains. Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with losses.

9. COMPREHENSIVE INCOME

A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2011	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$628,962

Other comprehensive income (loss):
Foreign currency translation adjustments	$(21,213)	$—	(21,213)
Pension and post-retirement benefit plans	(137,918)	52,095	(85,823)
Cash flow hedges:
Losses on cash flow hedging derivatives	(175,011)	67,298	(107,713)
Reclassification adjustments	(20,282)	7,767	(12,515)

Total other comprehensive loss	$(354,424)	$127,160	(227,264)

Comprehensive income			$401,698

For the year ended December 31, 2010	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$509,799

Other comprehensive income (loss):
Foreign currency translation adjustments	$14,123	$—	14,123
Pension and post-retirement benefit plans	10,529	(5,399)	5,130
Cash flow hedges:
Gains on cash flow hedging derivatives	3,260	(2,259)	1,001
Reclassification adjustments	(52,634)	20,157	(32,477)

Total other comprehensive loss	$(24,722)	$12,499	(12,223)

Comprehensive income			$497,576

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2009	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$435,994

Other comprehensive income (loss):
Foreign currency translation adjustments	$38,302	$—	38,302
Pension and post-retirement benefit plans	68,217	(29,574)	38,643
Cash flow hedges:
Gains on cash flow hedging derivatives	125,198	(46,941)	78,257
Reclassification adjustments	3,014	(1,152)	1,862

Total other comprehensive income	$234,731	$(77,667)	157,064

Comprehensive income			$593,058

Comprehensive income is included on the Consolidated Statements of Stockholders’ Equity. The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2011	2010
In thousands of dollars

Foreign currency translation adjustments	$1,459	$22,672
Pension and post-retirement benefit plans, net of tax	(356,403)	(270,580)
Cash flow hedges, net of tax	(87,387)	32,841

Total accumulated other comprehensive loss	$(442,331)	$(215,067)

10. INTEREST EXPENSE

Net interest expense consisted of the following:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Long-term debt and lease obligations	$85,543	$91,144	$89,575
Short-term debt	17,051	8,676	4,401
Capitalized interest	(7,814)	(2,116)	(2,640)

Interest expense, gross	94,780	97,704	91,336
Interest income	(2,597)	(1,270)	(877)

Interest expense, net	$92,183	$96,434	$90,459

In December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer. As a result of the repurchase, we recorded interest expense on long-term debt of $5.9 million, which represented the premium paid for the tender offer.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SHORT-TERM DEBT

As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of 3 months or less. In October 2011, we entered into a new five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders. Also in October 2011, we terminated the five-year credit agreement entered into in December 2006 which was scheduled to expire in December 2012.

The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2011, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $76.9 million in 2011 and $77.2 million in 2010. These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $42.1 million in 2011 and $24.1 million in 2010.

The maximum amount of our short-term borrowings during 2011 was $42.1 million. The weighted-average interest rate on short-term borrowings outstanding was 9.2% as of December 31, 2011 and 7.8% as of December 31, 2010. The higher rate as of December 31, 2011, was primarily associated with short-term borrowings of our international businesses, particularly in India.

We pay commitment fees to maintain our lines of credit. The average fee during 2011 was less than 0.1% per annum of the commitment.

We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $0.6 million as of December 31, 2011 and $2.2 million as of December 31, 2010.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. LONG-TERM DEBT

Long-term debt consisted of the following:

December 31,	2011	2010
In thousands of dollars

5.30% Notes due 2011	$—	$250,000
6.95% Notes due 2012	92,533	92,533
5.00% Notes due 2013	250,000	250,000
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	250,000
1.50% Notes due 2016	250,000	—
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	100,000	100,000
7.2% Debentures due 2027	250,000	250,000
Other obligations, net of unamortized debt discount	53,560	10,684

Total long-term debt	1,846,093	1,803,217
Less—current portion	97,593	261,392

Long-term portion	$1,748,500	$1,541,825

In December 2010, we paid $63.4 million to repurchase $57.5 million of our 6.95% Notes due in 2012 as part of a cash tender offer. As a result of the repurchase, we recorded interest expense of $5.9 million, which represented the premium paid in the tender offer. We used a portion of the proceeds from the $350 million of 4.125% Notes issued in December 2010 to fund the repurchase.

In September 2011, we repaid $250.0 million of 5.3% Notes due in 2011. In November 2011, we issued $250 million of 1.5% Notes due in 2016. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2009 that registered an indeterminate amount of debt securities.

The increase in other obligations was primarily associated with a lease financing obligation of $50.0 million under the leasing agreement for the 19 East Chocolate Avenue manufacturing facility. The initial term of the agreement expires in 2041.

Aggregate annual maturities during the next five years are as follows:

•	2012—$97.6 million

•	2013—$250.2 million

•	2014—$0.2 million

•	2015—$250.2 million

•	2016—$500.1 million

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. INCOME TAXES

Our income (loss) before income taxes was as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Domestic	$904,418	$839,012	$670,753
Foreign	58,427	(30,148)	378

Income before income taxes	$962,845	$808,864	$671,131

The foreign losses before income taxes in 2010 were due primarily to the business realignment and impairment charges recorded during that year.

Our provision for income taxes was as follows:

For the years ended December 31,	2011	2010	2009
In thousands of dollars

Current:
Federal	$254,732	$283,449	$235,282
State	32,174	28,423	42,206
Foreign	13,366	5,847	(1,773)

Current provision for income taxes	300,272	317,719	275,715

Deferred:
Federal	37,160	(19,590)	(37,298)
State	(1,005)	(2,056)	(2,682)
Foreign	(2,544)	2,992	(598)

Deferred income tax provision (benefit)	33,611	(18,654)	(40,578)

Total provision for income taxes	$333,883	$299,065	$235,137

The income tax benefits associated with the exercise of non-qualified stock options reduced accrued income taxes on the Consolidated Balance Sheets by $14.0 million as of December 31, 2011 and by $1.4 million as of December 31, 2010. We credited additional paid-in capital to reflect these income tax benefits. The deferred income tax expense in 2011 primarily reflected the tax effect of bonus depreciation, partially reduced by the tax effect of charges for the Next Century program. The deferred income tax benefit in 2010 primarily reflected the tax effect of charges for the Next Century program and the deferred income tax benefit in 2009 primarily reflected the tax effect of the charges for the global supply chain transformation program recorded during the year.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The tax effects of the significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2011	2010
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$120,174	$115,068
Accrued expenses and other reserves	117,939	120,258
Stock-based compensation	62,666	72,498
Derivative instruments	62,117	—
Pension	48,884	—
Lease financing obligation	19,159	—
Accrued trade promotion reserves	11,209	6,902
Net operating loss carryforwards	51,948	54,649
Other	9,016	5,598

Gross deferred tax assets	503,112	374,973
Valuation allowance	(64,551)	(64,799)

Total deferred tax assets	438,561	310,174

Deferred tax liabilities:
Property, plant and equipment, net	188,092	145,378
Derivative instruments	—	12,925
Pension	—	4,906
Acquired intangibles	34,912	35,631
Inventories	32,775	25,746
Other	7,377	8,441

Total deferred tax liabilities	263,156	233,027

Net deferred tax assets	$175,405	$77,147

Included in:
Current deferred tax assets, net	$136,861	$55,760
Non-current deferred tax assets, net	38,544	21,387

Net deferred tax assets	$175,405	$77,147

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. The valuation allowances as of December 31, 2011 and 2010 were primarily related to tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive income (loss) is provided in Note 9, Comprehensive Income.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the Federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.4	2.8	3.0
Qualified production income deduction	(2.2)	(2.4)	(1.7)
Business realignment and impairment charges and gain on sale of trademark licensing rights	(0.1)	1.8	(0.5)
International operations	(0.6)	0.4	(0.1)
Other, net	0.2	(0.6)	(0.7)

Effective income tax rate	34.7%	37.0%	35.0%

Tax rates associated with business realignment and impairment charges and gain on sale of trademark licensing rights reduced the effective income tax rate from the Federal statutory income tax rate by 0.1 percentage point for 2011. Tax rates associated with business realignment and impairment charges increased the effective income tax rates from the Federal statutory income tax rates by 1.8 percentage points for 2010 and reduced the effective tax rate by 0.5 percentage points for 2009. The effect of international operations varied based on the taxable income (loss) of our entities outside of the United States.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2011	2010
In thousands of dollars

Balance at beginning of year	$58,004	$63,005
Additions for tax positions taken during prior years	4,207	1,980
Reductions for tax positions taken during prior years	(210)	(2,053)
Additions for tax positions taken during the current year	5,157	5,165
Settlements	(1,551)	(2,975)
Expiration of statutes of limitations	(12,054)	(7,118)

Balance at end of year	$53,553	$58,004

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $40.4 million as of December 31, 2011 and $39.1 million as of December 31, 2010.

We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a tax benefit of $0.3 million in 2011, $3.4 million in 2010 and $2.9 million in 2009 for interest and penalties. Accrued interest and penalties were $17.1 million as of December 31, 2011, and $17.8 million as of December 31, 2010.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. During the second quarter of 2009, the U.S. Internal Revenue Service (“IRS”) completed its audit of our U.S. income tax returns for 2005 and 2006 resulting in the resolution of tax contingencies associated with the 2004, 2005 and 2006 tax years. During the fourth quarter of 2009, the IRS commenced its audit of our U.S. income tax returns for 2007 and 2008 and we expect the audit to conclude by the end of 2012. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2007. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) and Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004. During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.

We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $18.0 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

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

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$1,049,766	$957,538	$306,300	$324,613
Service cost	30,059	28,287	1,333	1,385
Interest cost	52,960	53,500	14,967	16,254
Plan amendments	181	—	7,191	—
Actuarial loss (gain)	75,790	71,171	8,115	(15,055)
Curtailment	1,351	—	2,961	—
Settlement	(120)	(247)	—	—
ERRP proceeds and Medicare drug subsidy	—	—	811	671
Currency translation and other	(2,052)	3,512	(332)	753
Benefits paid	(51,179)	(63,995)	(22,810)	(22,321)

Projected benefits obligation at end of year	1,156,756	1,049,766	318,536	306,300

Change in plan assets
Fair value of plan assets at beginning of year	1,000,318	942,445	—	—
Actual return on plan assets	5,101	112,824	—	—
Employer contribution	8,861	6,073	22,810	21,650
Settlement	(120)	(247)	—	—
Medicare drug subsidy	—	—	—	671
Currency translation and other	(1,560)	3,218	—	—
Benefits paid	(51,179)	(63,995)	(22,810)	(22,321)

Fair value of plan assets at end of year	961,421	1,000,318	—	—

Funded status at end of year	$(195,335)	$(49,448)	$(318,536)	$(306,300)

The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion as of December 31, 2011 and $1.0 billion as of December 31, 2010.

We made total contributions to the pension plans of $8.9 million during 2011. In 2010, we made total contributions of $6.1 million to the pension plans. For 2012, there will be no significant minimum funding requirements for our pension plans.

Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
In thousands of dollars

Other assets	$—	$25,886	$—	$—
Accrued liabilities	(21,742)	(14,050)	(28,800)	(28,337)
Other long-term liabilities	(173,593)	(61,284)	(289,736)	(277,963)

Total	$(195,335)	$(49,448)	$(318,536)	$(306,300)

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2011	2010	2011	2010
In thousands of dollars

Actuarial net (loss) gain	$(356,379)	$(280,936)	$(1,545)	$5,118
Net prior service credit (cost)	5,101	4,265	(3,580)	973

Total	$(351,278)	$(276,671)	$(5,125)	$6,091

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2011	2010
In thousands of dollars

Projected benefit obligation	$1,087,388	$81,867
Accumulated benefit obligation	1,048,997	69,591
Fair value of plan assets	898,852	15,427

Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income

Net periodic benefit cost for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2011	2010	2009	2011	2010	2009
In thousands of dollars

Service cost	$30,059	$28,287	$25,877	$1,333	$1,385	$1,529
Interest cost	52,960	53,500	58,435	14,967	16,254	18,704
Expected return on plan assets	(78,161)	(76,121)	(70,569)	—	—	—
Amortization of prior service cost (credit)	1,002	1,142	1,204	(255)	(278)	(474)
Amortization of net loss (gain)	28,004	28,522	33,603	(71)	(135)	(155)
Administrative expenses	653	412	321	244	261	281

Net periodic benefit cost	34,517	35,742	48,871	16,218	17,487	19,885
Curtailment loss (credit)	1,826	—	—	(174)	—	—
Settlement loss	46	16	60,496	—	—	—

Total amount reflected in earnings	$36,389	$35,758	$109,367	$16,044	$17,487	$19,885

The curtailment loss (credit) recorded in 2011 was associated with the Next Century program. The settlement losses recorded in 2011 and 2010 were associated with one of our international businesses and the settlement loss recorded in 2009 was primarily related to the global supply chain transformation program. We discuss the Next Century program and the global supply chain transformation program in Note 3, Business Realignment and Impairment Charges.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in other comprehensive loss (income) and net periodic benefit cost before tax for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2011	2010	2009	2011	2010	2009
In thousands of dollars

Actuarial net loss (gain)	$120,401	$5,308	$(78,654)	$11,216	$(15,044)	$11,167
Prior service (credit) cost	(1,313)	(1,086)	(1,204)	7,614	293	474

Total recognized in other comprehensive loss (income)	$119,088	$4,222	$(79,858)	$18,830	$(14,751)	$11,641

Total recognized in net periodic benefit cost and other comprehensive loss (income)	$153,605	$39,964	$(30,987)	$35,048	$2,736	$31,526

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$39,108	$(70)

Amortization of prior service cost	$729	$620

Assumptions

Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	4.5%	5.2%	4.5%	5.2%
Rate of increase in compensation levels	4.1%	4.1%	N/A	N/A

For measurement purposes as of December 31, 2011, we assumed a 10.0% annual rate of increase in the per capita cost of covered health care benefits for 2012, grading down to 5.0% by 2019.

For measurement purposes as of December 31, 2010, we assumed a 10.0% annual rate of increase in the per capita cost of covered health care benefits for 2011, grading down to 5.0% by 2018.

Certain weighted-average assumptions used in computing net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2011	2010	2009	2011	2010	2009

Discount rate	5.2%	5.7%	6.4%	5.2%	5.7%	6.4%
Expected long-term return on plan assets	8.0%	8.5%	8.5%	N/A	N/A	N/A
Rate of compensation increase	4.1%	4.1%	4.1%	N/A	N/A	N/A

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We based the asset return assumption of 8.0% for 2011 and 8.5% for 2010 and 2009 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. The historical geometric average return over the 24 years prior to December 31, 2011, was approximately 8.2%.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars

Effect on total service and interest cost components	$240	$(218)
Effect on post-retirement benefit obligation	5,082	(4,650)

Plan Assets

We broadly diversify our pension plan assets across domestic and international common stock and fixed income asset classes. Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Target Allocation 2011
Equity securities	58% – 85%
Debt securities	15% – 42%
Cash and certain other investments	0% – 5%

As of December 31, 2011, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2011:

In thousands of dollars	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2011
Cash and cash equivalents	$4,266	$15,875	$—	$20,141
Equity securities:
U.S. all-cap(a)	79,164	133,580	—	212,744
U.S. large-cap(b)	114,463	—	—	114,463
U.S. small/mid-cap	21,008	—	—	21,008
International all-cap(c)	117,415	2,962	—	120,377
Global all-cap(d)	212,891	8,903	—	221,794
Domestic real estate	22,250	—	—	22,250
Fixed income securities:
U.S. government/agency	90,403	2,319	—	92,722
Corporate bonds(e)	44,932	3,433	—	48,365
Collateralized obligations(f)	29,507	6,631	—	36,138
International government/corporate bonds(g)	20,997	30,422	—	51,419

Total Investments	$757,296	$204,125	$—	$961,421

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2010:

In thousands of dollars	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2010
Cash and cash equivalents	$131	$9,885	$—	$10,016
Equity securities:
U.S. all-cap(a)	19,928	132,633	—	152,561
U.S. large-cap(b)	131,494	329	—	131,823
U.S. small/mid-cap	20,325	762	—	21,087
International all-cap(c)	154,191	3,368	—	157,559
Global all-cap(d)	210,128	11,554	—	221,682
Domestic real estate	19,568	1,123	—	20,691
Fixed income securities:
U.S. government/agency	52,199	31,743	—	83,942
Corporate bonds(e)	43,084	36,679	—	79,763
Collateralized obligations(f)	32,594	31,096	—	63,690
International government/corporate bonds(g)	25,775	31,729	—	57,504

Total Investments	$709,417	$290,901	$—	$1,000,318

(a)	This category comprises equity funds that track the Russell 3000 index.
(b)	This category comprises equity funds that track the S&P 500 and/or Russell 1000 indices.
(c)	This category comprises equity funds that track the MSCI World Ex-US index.
(d)	This category comprises equity funds that track the MSCI World index.
(e)	This category comprises fixed income funds primarily invested in investment grade bonds.
(f)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(g)	This category comprises fixed income funds invested in Canadian and other international bonds.

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

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2011. We comply with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows

Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2012	2013	2014	2015	2016	2017–2021
In thousands of dollars

Pension Benefits	$103,114	$57,499	$62,170	$68,428	$73,684	$482,861
Other Benefits	28,818	28,352	27,674	26,901	26,129	106,526

15. SAVINGS PLANS

The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $35.7 million in 2011, $34.0 million in 2010 and $29.7 million in 2009.

16. CAPITAL STOCK AND NET INCOME PER SHARE

We had 1,055,000,000 authorized shares of capital stock as of December 31, 2011. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2011, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 225,205,918 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the 3-year period ended December 31, 2011.

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

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2011, 74,377 shares of Class B Stock were converted into Common Stock. During 2010, 2,489 shares were converted and during 2009, 2,000 shares were converted.

Changes in outstanding Common Stock for the past 3 years were as follows:

For the years ended December 31,	2011	2010	2009
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(132,871,512)	(131,903,468)	(132,866,673)
Stock repurchases:
Repurchase programs	(1,902,753)	—	—
Stock-based compensation programs	(5,179,028)	(3,932,373)	(252,006)
Stock issuances:
Stock-based compensation programs	5,257,467	2,964,329	1,215,211

Treasury shares at end of year	(134,695,826)	(132,871,512)	(131,903,468)

Net shares outstanding at end of year	225,205,918	227,030,232	227,998,276

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2011	2010	2009
In thousands except per share amounts

Net income	$628,962	$509,799	$435,994

Weighted-average shares—Basic
Common Stock	165,929	167,032	167,136
Class B Stock	60,645	60,708	60,709

Total weighted-average shares—Basic	226,574	227,740	227,845

Effect of dilutive securities:
Employee stock options	2,565	1,852	781
Performance and restricted stock units	780	721	369

Weighted-average shares—Diluted	229,919	230,313	228,995

Earnings Per Share—Basic
Common Stock	$2.85	$2.29	$1.97

Class B Stock	$2.58	$2.08	$1.77

Earnings Per Share—Diluted
Common Stock	$2.74	$2.21	$1.90

Class B Stock	$2.56	$2.07	$1.77

For the year ended December 31, 2011, 6.9 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2010, 8.7 million stock options were not included and, in 2009, 17.1 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

Milton Hershey School Trust

Hershey Trust Company, as Trustee for the benefit of Milton Hershey School and as direct owner of investment shares, held 12,902,521 shares of our Common Stock as of December 31, 2011. As Trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2011, and was entitled to cast approximately 80% of the total votes of both classes of our common stock. The Milton Hershey School Trust must approve the issuance of shares of Common Stock or any other action that would result in the Milton Hershey School Trust not continuing to have voting control of our Company.

17. STOCK COMPENSATION PLANS

At our annual meeting of stockholders, held on April 28, 2011, our stockholders approved the amended and restated Equity and Incentive Compensation Plan (“EICP”). The EICP is the plan under which grants using shares for compensation and incentive purposes are made. The EICP was amended and restated to continue to provide annual and long-term compensation and incentives, and to reflect updates in corporate governance practices since it was last approved in April 2007.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The EICP provides for grants of one or more of the following stock-based compensation awards to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent:

•	Non-qualified stock options (“stock options”);

•	Performance stock units (“PSUs”) and performance stock;

•	Stock appreciation rights;

•	Restricted stock units (“RSUs”) and restricted stock; and

•	Other stock-based awards.

The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of performance stock unit and restricted stock unit awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and restricted stock units awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan. As of December 31, 2011, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP.

In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan. This grant provided over 13,000 eligible employees with 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of 10 years and vested on July 19, 2009.

The following table summarizes our compensation costs:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$43.5	$49.5	$53.8
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$15.1	$17.4	$19.1

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense.

The decrease in share-based compensation expense from 2010 to 2011 resulted primarily from certain adjustments associated with accounting for PSUs and the impact of the forfeiture of unvested awards due to participant changes during 2011. The decrease in share-based compensation expense from 2009 to 2010 was due to higher performance expectation adjustments for our PSU awards in 2009 and higher forfeitures in 2010.

Stock Options

The exercise price of each option awarded under the EICP equals the closing price of our Common Stock on the New York Stock Exchange on the date of grant. Prior to the initial approval by our stockholders of the EICP on April 17, 2007, the exercise price of stock options granted under the former Key Employee Incentive Plan was determined as the closing price of our Common Stock on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted. Each option has a maximum term of 10 years. Grants of stock options provide for pro-rated vesting primarily over four years.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our compensation costs for stock options:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Compensation amount charged against income for stock options	$22.5	$20.3	$23.8
Compensation cost reductions related to stock option forfeitures associated with the Global Supply Chain Transformation Program	$—	$—	$0.3

The increase in compensation cost from 2010 to 2011 was driven by an increase in the compensation amount upon which the number of stock options granted in 2011 was based. The decline in compensation cost from 2009 to 2010 was primarily due to granting more restricted stock units beginning in 2009 in place of stock options. This resulted in a decrease in stock options expense, offset by an increase in compensation costs associated with restricted stock units.

A summary of the status of our Company’s stock options and changes during the years ending on those dates follows:

	2011		2010		2009
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	17,997,082	$42.21	18,230,439	$41.63	16,671,643	$42.08
Granted	2,191,627	$51.62	2,828,800	$39.61	3,196,950	$34.95
Exercised	(4,875,122)	$38.30	(2,646,860)	$34.74	(1,069,137)	$26.49
Forfeited	(773,145)	$43.90	(415,297)	$46.26	(569,017)	$45.86

Outstanding at end of year	14,540,442	$44.86	17,997,082	$42.21	18,230,439	$41.63

Options exercisable at year-end	8,453,362	$46.95	10,507,127	$45.13	10,628,081	$43.79

Weighted-average fair value of options granted during the year (per share)	$9.97		$6.86		$5.32

The following table sets forth information about the weighted-average fair value of options granted to employees during each year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2011	2010	2009
Dividend yields	2.7%	3.2%	3.3%
Expected volatility	22.5%	21.7%	21.6%
Risk-free interest rates	2.8%	3.1%	2.1%
Expected lives in years	6.5	6.5	6.6

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;

•	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the option; and

•	“Expected lives” means the period of time that options granted are expected to be outstanding based primarily on historical data.

The following table summarizes the intrinsic value of our stock options:

For the years ended December 31,	2011	2010	2009
In millions of dollars

Intrinsic value of options exercised	$81.3	$30.2	$12.9

The aggregate intrinsic value of options outstanding as of December 31, 2011 was $246.2 million. The aggregate intrinsic value of exercisable options as of December 31, 2011 was $125.5 million.

As of December 31, 2011, there was $16.7 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP. We expect to recognize that cost over a weighted-average period of 2.4 years.

The following table summarizes information about stock options outstanding as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/11	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/11	Weighted- Average Exercise Price
$31.25 - $35.87	4,605,732	6.0	$35.17	2,406,420	$35.08
$35.89 - $51.42	5,696,037	6.9	$44.11	1,914,771	$41.44
$51.65 - $64.65	4,238,673	3.8	$56.39	4,132,171	$56.41

$31.25 - $64.65	14,540,442	5.7	$44.86	8,453,362	$46.95

Performance Stock Units and Restricted Stock Units

Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award the full number of shares to the participants. The performance scores for 2009 through 2011 grants of PSUs can range from 0% to 250% of the targeted amounts.

We recognize the compensation cost associated with PSUs ratably over the 3-year term. Compensation cost is based on the grant date fair value for the 2007 through 2011 grants because those grants can only be settled in shares of our Common Stock. The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s shares on the date of grant for performance-based components.

In 2011, 2010 and 2009, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded restricted stock units quarterly to non-employee directors.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize the compensation cost associated with employee RSUs over a specified restriction period based on the grant date fair value or year-end market value of the stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs at the grant date.

For the years ended December 31,	2011	2010	2009
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$21.0	$29.2	$30.0

Compensation expense for performance and restricted stock units was lower in 2011 resulting primarily from certain adjustments associated with the accounting for PSUs. In addition, the decrease in compensation expense in 2011 resulted from the impact of the forfeiture of unvested awards due to participant changes during 2011. Compensation expense was higher in 2009 and 2010 due to an increase in RSUs granted in place of stock options. The amount was offset in 2009 and 2010 by a decrease in compensation costs for stock options and forfeitures in 2010.

The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and directors during the year. In addition, the table provides assumptions used to determine fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant. For each PSU granted from 2009 through 2011, 50% of the target award was a market-based total shareholder return component and 50% of the target award was comprised of performance-based components:

For the years ended December 31,	2011	2010	2009
Units granted	543,596	640,363	552,195
Weighted-average fair value at date of grant	$58.28	$43.84	$37.87
Monte Carlo simulation assumptions:
Estimated values	$37.79	$28.62	$24.63
Dividend yields	2.7%	3.2%	3.3%
Expected volatility	28.8%	29.5%	28.1%

•	“Estimated values” means the fair value for the market-based total shareholder return component of each performance stock unit at the date of grant using a Monte Carlo simulation model;

•	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;

•	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2011 and the change during 2011 follows:

Performance Stock Units and Restricted Stock Units	2011	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,948,758	$39.27
Granted	543,596	$58.28
Performance assumption change	211,076	$52.48
Vested	(701,360)	$45.38
Forfeited	(261,591)	$50.26

Outstanding at end of year	1,740,479	$48.70

The table above excludes PSU awards for 71,676 units as of December 31, 2011 and 85,694 units as of December 31, 2010 for which the measurement date has not yet occurred for accounting purposes.

As of December 31, 2011, there was $35.3 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

For the years ended December 31,	2011	2010	2009
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$36.6	$16.5	$9.9

The higher amount in 2011 was primarily due to the higher performance attainment percentage associated with the PSU awards vesting in 2011 compared with 2010. The increase from 2009 to 2010 related to vesting of RSUs awarded in 2008 and 2009.

Deferred PSUs, deferred RSUs, deferred directors’ fees and accumulated dividend amounts totaled 533,317 units as of December 31, 2011.

We did not have any stock appreciation rights that were outstanding as of December 31, 2011.

18. SUPPLEMENTAL BALANCE SHEET INFORMATION

Accounts Receivable—Trade

In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with McLane Company, Inc. and Wal-Mart Stores, Inc. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. Wal-Mart Stores, Inc. accounted for approximately 17.2% of our total accounts receivable as of December 31, 2011. As of December 31, 2011, McLane Company, Inc. accounted for approximately 13.5% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts Receivable-Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $19.5 million as of December 31, 2011 and December 31, 2010.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $361.4 million as of December 31, 2011 and $292.7 million as of December 31, 2010. The net impact of LIFO acquisitions and liquidations during 2011 was not material. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2011	2010
In thousands of dollars

Raw materials	$241,812	$209,058
Goods in process	91,956	73,068
Finished goods	482,095	404,666

Inventories at FIFO	815,863	686,792
Adjustment to LIFO	(166,910)	(153,170)

Total inventories	$648,953	$533,622

Property, Plant and Equipment

The property, plant and equipment balance included construction in progress of $239.9 million as of December 31, 2011 and $179.8 million as of December 31, 2010. Major classes of property, plant and equipment were as follows:

December 31,	2011	2010
In thousands of dollars

Land	$92,495	$71,060
Buildings	895,859	843,094
Machinery and equipment	2,600,204	2,410,609

Property, plant and equipment, gross	3,588,558	3,324,763
Accumulated depreciation	(2,028,841)	(1,887,061)

Property, plant and equipment, net	$1,559,717	$1,437,702

During 2011, we recorded accelerated depreciation of property, plant and equipment of $33.0 million associated with the Next Century program. As of December 31, 2011, certain real estate with a carrying value or fair value less cost to sell, if lower, of $6.9 million was being held for sale. These assets were associated with the closure of facilities as part of our global supply chain transformation program. During 2011, we recorded an adjustment of $5.8 million to reduce the carrying amount of two properties being held for sale due to a decline in the estimated net realizable value of these properties.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Other Intangible Assets

Goodwill and intangible assets were as follows:

December 31,	2011	2010
In thousands of dollars

Unamortized intangible assets:
Goodwill balance at beginning of year	$524,134	$571,580
Effect of foreign currency translation	(7,389)	5,467
Impairment charge	—	(52,913)

Goodwill balance at end of year	$516,745	$524,134

Trademarks	$88,513	$91,305
Amortized intangible assets, gross:
Customer-related	33,926	33,926
Intangible asset associated with cooperative agreement with Bauducco	13,683	13,683
Patents	8,817	8,317
Effect of foreign currency translation	(5,568)	(1,328)

Total other intangible assets, gross	139,371	145,903
Accumulated amortization	(27,458)	(22,823)

Other intangibles	$111,913	$123,080

In 2010, we recorded a non-cash goodwill impairment charge of $52.9 million to reduce the carrying value of Godrej Hershey Ltd. to its fair value. The share of the charge associated with the noncontrolling interests was $8.2 million. For more information, see Note 1. Summary of Significant Accounting Policies under Goodwill and Other Intangible Assets.

We perform annual impairment tests of goodwill and other intangible assets with indefinite lives at the beginning of the fourth quarter of each year or when circumstances arise that indicate a possible impairment might exist. We determined that none of our goodwill or other intangible assets were impaired as of December 31, 2011.

As of January 1, 2010, accumulated impairment losses associated with goodwill were $12.3 million. As of December 31, 2010 and 2011, accumulated impairment losses associated with goodwill were $65.2 million. Accumulated impairment losses associated with trademarks were $45.7 million for all periods presented.

The useful lives of trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately 12 years. We amortize patents over their remaining legal lives of approximately 7 years. Total amortization expense for other intangible assets was $4.6 million in 2011, $4.5 million in 2010 and $4.2 million in 2009.

Estimated annual amortization expense for other intangible assets over the next five years is $4.6 million for 2012 through 2014, declining to $4.0 million in 2015 and in 2016.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities

Accrued liabilities were as follows:

December 31,	2011	2010
In thousands of dollars

Payroll, compensation and benefits	$233,547	$219,353
Advertising and promotion	253,534	210,543
Other	125,105	163,412

Total accrued liabilities	$612,186	$593,308

Other Long-term Liabilities

Other long-term liabilities were as follows:

December 31,	2011	2010
In thousands of dollars

Accrued post-retirement benefits	$289,736	$277,963
Other	327,540	216,498

Total other long-term liabilities	$617,276	$494,461

19. SEGMENT INFORMATION

We operate as a single reportable segment in manufacturing, marketing, selling and distributing our products under more than 80 brand names. Our three operating segments comprise geographic regions including the United States, the Americas, and Asia, Europe, the Middle East and Africa. We market our products in approximately 70 countries worldwide.

For segment reporting purposes, we aggregate our operations in the United States and in the Americas, which includes Canada, Mexico, Brazil, Central America, Puerto Rico and our global exports business. We base this aggregation on similar economic characteristics, products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location. We aggregate our Asia/Europe/Middle East and Africa operations with the United States and the Americas to form one reportable segment. When combined, these operations share most of the aggregation criteria and represent less than 10% of our consolidated revenues, operating profits and assets.

The percentage of total consolidated net sales for businesses outside of the United States was 15.6% for 2011, 14.6% for 2010 and 14.3% for 2009. The percentage of total consolidated assets outside of the United States as of December 31, 2011 was 14.5%, and 14.8% as of December 31, 2010.

Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.4 billion in 2011, $1.3 billion in 2010 and $1.4 billion in 2009. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

THE HERSHEY COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. SUBSEQUENT EVENT

In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. (“Brookside”), a privately held confectionery company based in Abbottsford, British Columbia, Canada at a purchase price of $175 million Canadian dollars.

Brookside has two production facilities located in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take home re-sealable pack type. Annual net sales of the business are approximately $90 million. The business complements our position in North America and we expect to make investments in manufacturing capabilities and conduct market research that will enable future growth.

The accounting for the Brookside acquisition was incomplete at the time we issued our financial statements. Accordingly, it is impracticable for us to make certain business combination disclosures such as the acquisition date fair value of assets acquired and liabilities assumed, assets or liabilities arising from contingencies and the amount of goodwill and intangibles acquired and the amount of goodwill expected to be deductible for tax purposes.

21. QUARTERLY DATA (Unaudited)

Summary quarterly results were as follows:

Year 2011	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,564,223	$1,325,171	$1,624,249	$1,567,145
Gross profit	656,185	564,320	680,181	631,206
Net income	160,115	130,019	196,695	142,133
Per share—Basic—Class B Common Stock	.65	.53	.81	.59
Per share—Diluted—Class B Common Stock	.65	.53	.80	.58
Per share—Basic—Common Stock	.72	.59	.89	.65
Per share—Diluted—Common Stock	.70	.56	.86	.62

Year 2010	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,407,843	$1,233,242	$1,547,115	$1,482,809
Gross profit	593,980	546,538	655,220	619,470
Net income	147,394	46,723	180,169	135,513
Per share—Basic—Class B Common Stock	.60	.19	.74	.55
Per share—Diluted—Class B Common Stock	.60	.19	.73	.55
Per share—Basic—Common Stock	.66	.21	.81	.61
Per share—Diluted—Common Stock	.64	.20	.78	.59

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with the evaluation that has materially affected, or is likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

John P. Bilbrey Chief Executive Officer	Humberto P. Alfonso Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

We have audited The Hershey Company and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion on those consolidated financial statements.

New York, New York

February 17, 2012

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

Our Executive Officers as of February 8, 2012

Name	Age	Positions Held During the Last Five Years
John P. Bilbrey	55	President and Chief Executive Officer (June 2011); Executive Vice President, Chief Operating Officer (November 2010); Senior Vice President, President Hershey North America (December 2007); Senior Vice President, President International Commercial Group (November 2005)
Humberto P. Alfonso	54	Executive Vice President, Chief Financial Officer and Chief Administration Officer (September 2011); Senior Vice President, Chief Financial Officer (July 2007); Vice President, Finance and Planning, North American Commercial Group (October 2006)
Michele G. Buck	50	Senior Vice President, Chief Growth Officer (September 2011); Senior Vice President, Global Chief Marketing Officer (December 2007); Senior Vice President, Chief Marketing Officer, U.S. Commercial Group (November 2005)
Terence L. O’Day(1)	62	Senior Vice President, Global Operations (December 2008)
Burton H. Snyder	64	Senior Vice President, General Counsel and Secretary (November 2003)
Kevin R. Walling(2)	46	Senior Vice President, Chief Human Resources Officer (November 2011); Senior Vice President, Chief People Officer (June 2011)
D. Michael Wege	49	Senior Vice President, Chief Commercial Officer (September 2011); Senior Vice President, Chocolate Strategic Business Unit (December 2010);Vice President, U.S. Chocolate (April 2008); Vice President, Portfolio Brands and Marketing Excellence (July 2007); Vice President, Asia (July 2005)
David W. Tacka	58	Vice President, Chief Accounting Officer (February 2004)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. O’Day was elected Senior Vice President, Global Operations effective December 2, 2008. Prior to joining our Company he was Executive Vice President and Chief Operating Officer of Mannatech, Inc. (June 2006).
(2)	Mr. Walling was elected Senior Vice President, Chief People Officer effective June 1, 2011. Prior to joining our Company he was Vice President and Chief Human Resource Officer of Kennametal Inc. (November 2005).

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, is set forth in the section entitled “Ownership of the Company’s Securities” in the Proxy Statement, which information is incorporated herein by reference.

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

Item 15(a)(2): Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts (see Page 113) for our Company and its subsidiaries for the years ended December 31, 2011, 2010 and 2009 is filed as required by Item 15(c).

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

1) 6.95% Notes due 2012

2) 5.00% Notes due 2013

3) 4.850% Notes due 2015

4) 5.450% Notes due 2016

5) 1.500% Notes due 2016

6) 4.125% Notes due 2020

7) 8.8% Debentures due 2021

8) 7.2% Debentures due 2027

9) Other Obligations

We will furnish copies of the above debt instruments to the Commission upon request.

Material contracts

10.1	Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980. The License Agreement was amended in 1988 and the Amendment Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988. The License Agreement was assigned by Rowntree Mackintosh Confectionery Limited to Société des Produits Nestlé SA as of January 1, 1990. The Assignment Agreement is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

10.2	Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Cadbury Ireland Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.3	Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited (now Cadbury UK Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation.

10.4	Trademark and Technology License Agreement between Huhtamäki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K dated February 26, 1997. This agreement was assigned by the Company to its wholly-owned subsidiary, Hershey Chocolate & Confectionery Corporation. The agreement was amended and restated in 1999 and the Amended and Restated Trademark and Technology License Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5	Five Year Credit Agreement dated as of October 14, 2011, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Bank of America, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A. and PNC Bank, National Association, as documentation agents, and Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc. and PNC Capital Markets LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 20, 2011.

10.6	Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

10.7	First Amendment to Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated April 14, 2011, is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2011.

10.8	Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

Executive Compensation Plans and Management Contracts

10.9	The Company’s Equity and Incentive Compensation Plan, amended and restated February 22, 2011, and approved by our stockholders on April 28, 2011, is incorporated by reference from Appendix B to the Company’s proxy statement filed March 15, 2011.

10.10	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 16, 2011.

10.11	The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of February 22, 2011, is incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 25, 2011.

10.12	The Company’s Deferred Compensation Plan, Amended and Restated as of October 1, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.13	First Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.14	Second Amendment to The Hershey Company Deferred Compensation Plan (Amended and Restated as of October 1, 2007) is incorporated by reference from Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.15	Executive Confidentiality and Restrictive Covenant Agreement is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2008.

10.16	Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.17	The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.18	First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.19	The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.20	Letter confirming changes to compensation of Burton H. Snyder, dated June 16, 2008, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008.

10.21	The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.22	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 16, 2011.

Broad Based Equity Compensation Plans

10.23	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12.1	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2011, 2010, 2009, 2008 and 2007 is attached hereto and filed as Exhibit 12.1.

21.1	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.1.

23.1	Independent Auditors’ Consent

The consent dated February 17, 2012 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.1.

31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.1.

31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, is attached hereto and filed as Exhibit 31.2.

32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is attached hereto and furnished as Exhibit 32.1.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2012.

THE HERSHEY COMPANY (Registrant)

By:	/S/ HUMBERTO P. ALFONSO
Humberto P. Alfonso Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN P. BILBREY (John P. Bilbrey)	Chief Executive Officer and Director	February 17, 2012

/S/ HUMBERTO P. ALFONSO (Humberto P. Alfonso)	Chief Financial Officer	February 17, 2012

/S/ DAVID W. TACKA (David W. Tacka)	Chief Accounting Officer	February 17, 2012

/S/ PAMELA M. ARWAY (Pamela M. Arway)	Director	February 17, 2012

/S/ ROBERT F. CAVANAUGH (Robert F. Cavanaugh)	Director	February 17, 2012

/S/ CHARLES A. DAVIS (Charles A. Davis)	Director	February 17, 2012

/S/ ROBERT M. MALCOLM (Robert M. Malcolm)	Director	February 17, 2012

/S/ JAMES M. MEAD (James M. Mead)	Director	February 17, 2012

/S/ JAMES E. NEVELS (James E. Nevels)	Director	February 17, 2012

/S/ ANTHONY J. PALMER (Anthony J. Palmer)	Director	February 17, 2012

/S/ THOMAS J. RIDGE (Thomas J. Ridge)	Director	February 17, 2012

/S/ DAVID L. SHEDLARZ (David L. Shedlarz)	Director	February 17, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

The Hershey Company:

Under date of February 17, 2012, we reported on the consolidated balance sheets of The Hershey Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2011, which are included in The Hershey Company’s Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

New York, New York

February 17, 2012

Schedule II

THE HERSHEY COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2011: Reserves deducted in the consolidated balance sheet from the assets to which they apply(a)
Accounts Receivable—Trade	$15,190	$135,147	$—	$(135,360)	$14,977

Year Ended December 31, 2010: Reserves deducted in the consolidated balance sheet from the assets to which they apply(a)
Accounts Receivable—Trade	$15,721	$128,377	$—	$(128,908)	$15,190

Year Ended December 31, 2009: Reserves deducted in the consolidated balance sheet from the assets to which they apply(a)
Accounts Receivable—Trade	$16,594	$125,967	$—	$(126,840)	$15,721

(a)	Includes allowances for doubtful accounts and anticipated discounts.

CERTIFICATION

I, John P. Bilbrey, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

John P. Bilbrey Chief Executive Officer February 17, 2012

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

Humberto P. Alfonso Chief Financial Officer February 17, 2012