Form 10-K/A
period 2011-12-31
HERSHEY CO
filed 2012-03-19
CIK 47111

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The Hershey Company (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”) to include information about the Company’s Common Stock that may be issued under equity compensation plans as of December 31, 2011. This amendment to the 2011 Annual Report contains only Item 12 and the Company is not amending or supplementing any other information in its previously filed 2011 Annual Report.

THE HERSHEY COMPANY

PART III

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

(b) The following table provides information about all of the Company’s equity compensation plans as of December 31, 2011:

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)
Stock Options	14,054,342	$44.81
Performance Stock Units and Restricted Stock Units	1,740,479	N/A

Subtotal	15,794,821			20,448,418
Equity compensation plans not approved by security holders(2)
Stock Options	486,100	$46.44		—

Total	16,280,921	$44.86	(3)	20,448,418

(1)	Column (a) includes stock options, performance stock units and restricted stock units granted under the stockholder-approved EICP. Of the securities available for future issuances under the EICP in column (c), 13,237,000 are available for awards of stock options and 7,211,418 are available for full-value awards such as performance stock units, performance stock, restricted stock units, restricted stock and other stock-based awards. Securities available for future issuance of full-value awards may also be used for stock option awards. As of December 31, 2011, 71,676 performance stock units were excluded from the number of securities remaining available for issuance in column (c) because the measurement date had not yet occurred for accounting purposes. For more information, see Note 17, Stock Compensation Plans, of the Notes to Consolidated Financial Statements.
(2)	Column (a) includes 486,100 stock options outstanding that were granted under the Broad Based Stock Option Plan. In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options each. The stock options were granted at a price of $46.44 per share which equates to 100% of the fair market value of our Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted) and vested on July 19, 2009. No additional awards may be made under the Broad Based Stock Option Plan or Directors’ Compensation Plan.
(3)	Weighted-average exercise price of outstanding stock options only.

1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of March, 2012.

THE HERSHEY COMPANY (Registrant)

By: /s/ HUMBERTO P. ALFONSO
Humberto P. Alfonso Chief Financial Officer

2

EXHIBIT INDEX

Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3