Form 10-Q
period 2012-04-01
HERSHEY CO
filed 2012-05-09
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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
Common Stock, $1 par value – 163,024,603 shares, as of April 20, 2012. Class B Common Stock,
$1 par value – 60,629,917 shares, as of April 20, 2012.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Net Sales	$1,732,064	$1,564,223
Costs and Expenses:
Cost of Sales	988,668	908,038
Selling. marketing and administrative	405,562	377,798
Business realignment and impairment charges, net	3,304	1,838
Total costs and expenses	1,397,534	1,287,674
Income before Interest and Income Taxes	334,530	276,549
Interest expense, net	24,024	24,477
Income before Income Taxes	310,506	252,072
Provision for income taxes	111,855	91,957
Net Income	$198,651	$160,115
Earnings Per Share - Basic - Class B Common Stock	$.82	$.65
Earnings Per Share - Diluted - Class B Common Stock	$.81	$.65
Earnings Per Share - Basic - Common Stock	$.91	$.72
Earnings Per Share - Diluted - Common Stock	$.87	$.70
Average Shares Outstanding - Basic - Common Stock	164,603	166,452
Average Shares Outstanding - Basic - Class B Common Stock	60,631	60,682
Average Shares Outstanding - Diluted	228,655	230,194
Cash Dividends Paid Per Share:
Common Stock	$.380	$.3450
Class B Common Stock	$.344	$.3125
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Net Income	$198,651	$160,115

Other comprehensive income, net of tax:
Foreign currency translation adjustments	12,739	9,878
Pension and post-retirement benefit plans	5,993	3,663
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	10,005	(974)
Reclassification adjustments	17,291	(3,240)
Total other comprehensive income, net of tax	46,028	9,327
Comprehensive Income	$244,679	$169,442
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	April 1, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$567,339	$693,686
Accounts receivable - trade	502,455	399,499
Inventories	649,454	648,953
Deferred income taxes	121,750	136,861
Prepaid expenses and other	171,447	167,559
Total current assets	2,012,445	2,046,558
Property, Plant and Equipment, at cost	3,658,570	3,588,558
Less-accumulated depreciation and amortization	(2,072,683)	(2,028,841)
Net property, plant and equipment	1,585,887	1,559,717
Goodwill	594,741	516,745
Other Intangibles	225,919	111,913
Deferred Income Taxes	32,553	38,544
Other Assets	147,912	138,722
Total assets	$4,599,457	$4,412,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$380,404	$420,017
Accrued liabilities	598,210	612,186
Accrued income taxes	100,740	1,899
Short-term debt	146,677	42,080
Current portion of long-term debt	97,778	97,593
Total current liabilities	1,323,809	1,173,775
Long-term Debt	1,748,630	1,748,500
Other Long-term Liabilities	614,586	617,276
Deferred Income Taxes	26,839	—
Total liabilities	3,713,864	3,539,551
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2012 and 2011	—	—
Common Stock, shares issued: 299,271,827 in 2012 and 299,269,702 in 2011	299,271	299,269
Class B Common Stock, shares issued: 60,629,917 in 2012 and 60,632,042 in 2011	60,630	60,632
Additional paid-in capital	503,949	490,817
Retained earnings	4,814,715	4,699,597
Treasury-Common Stock shares at cost: 136,657,659 in 2012 and 134,695,826 in 2011	(4,421,932)	(4,258,962)
Accumulated other comprehensive loss	(396,303)	(442,331)
The Hershey Company stockholders’ equity	860,330	849,022
Noncontrolling interests in subsidiaries	25,263	23,626
Total stockholders' equity	885,593	872,648
Total liabilities and stockholders' equity	$4,599,457	$4,412,199
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Cash Flows Provided from (Used by) Operating Activities
Net Income	$198,651	$160,115
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	54,868	51,054
Stock-based compensation expense, net of tax of $4,164 and $5,520, respectively	7,371	9,604
Excess tax benefits from exercise of stock options	(10,566)	(3,818)
Deferred income taxes	11,991	(272)
Business realignment and impairment charges, net of tax of $8,653 and $3,594, respectively	14,918	6,117
Contributions to pension plans	(1,113)	(1,299)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(91,631)	(43,458)
Inventories	(21,364)	10,302
Accounts payable	(16,673)	3,135
Other assets and liabilities	129,350	(32,102)
Net Cash Flows Provided from Operating Activities	275,802	159,378
Cash Flows Provided from (Used by) Investing Activities
Capital additions	(88,487)	(77,486)
Capitalized software additions	(3,240)	(4,119)
Proceeds from sales of property, plant and equipment	—	174
Business acquisitions	(172,856)	(5,750)
Net Cash Flows (Used by) Investing Activities	(264,583)	(87,181)
Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	108,629	585
Long-term borrowings	49	85
Repayment of long-term debt	(1,513)	(1,496)
Loan to affiliate	(9,000)	—
Cash dividends paid	(83,533)	(76,623)
Exercise of stock options	54,111	62,007
Excess tax benefits from exercise of stock options	10,566	3,818
Contributions from noncontrolling interests in subsidiaries	1,470	—
Repurchase of Common Stock	(218,345)	(192,949)
Net Cash Flows (Used by) Financing Activities	(137,566)	(204,573)
Decrease in Cash and Cash Equivalents	(126,347)	(132,376)
Cash and Cash Equivalents, beginning of period	693,686	884,642
Cash and Cash Equivalents, end of period	$567,339	$752,266

Interest Paid	$31,393	$41,923
Income Taxes Paid	$7,583	$15,692
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
We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2012 presentation. Operating results for the three months ended April 1, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

2.    BUSINESS ACQUISITIONS
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the consolidated financial statements since the respective dates of the acquisitions. The purchase price for each of the acquisitions is allocated to the assets acquired and liabilities assumed.
In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. ("Brookside"), a privately held confectionery company based in Abbottsford, British Columbia, Canada. Brookside has two production facilities located in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take home re-sealable pack type. Annual net sales of the business are approximately $90 million. The business complements our position in North America and we expect to make investments in manufacturing capabilities and conduct market research that will enable future growth.
Our financial statements reflect the preliminary accounting for the Brookside acquisition. The purchase price for the acquisition was approximately $172.9 million. The preliminary purchase price allocation of the Brookside acquisition is as follows:

In thousands of dollars	Purchase Price Allocation (1)	Estimated Useful Life
Goodwill	$66,239	Indefinite
Trademarks	60,253	25 Years
Other intangibles(2)	50,928	6 to 17 Years
Other assets, net of liabilities assumed	23,781
Non-current deferred tax liabilities	(28,345)
Purchase Price	$172,856

(1)
The purchase price allocation is preliminary due to ongoing analysis to determine the fair value of acquired intangibles, property plant and equipment, working capital adjustments and the tax basis of acquired assets and liabilities. We expect to finalize the purchase price allocation by the end of 2012.

(2)	Includes customer relationships, patents and covenants not to compete.
The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The goodwill is not expected to be deductible for tax purposes.

In February 2011, we acquired a 49% interest in Tri-US, Inc. of Boulder, Colorado, a company that manufactures, markets and sells nutritional beverages under the “mix1” brand name. We invested $5.8 million and accounted for this investment using the equity method until January 2012. In January 2012, we made an additional investment of $6.0 million in Tri-US, Inc., resulting in a controlling ownership interest of approximately 69%. Our financial statements reflect the preliminary accounting for the acquisition of the controlling interest in Tri-US, Inc. Total liabilities recorded were $1.3 million. The preliminary amounts of goodwill and other intangibles acquired were $7.2 million and $1.4 million, respectively.
We included results subsequent to the acquisition dates in the consolidated financial statements. If we had included the results of the acquisitions in the consolidated financial statements for each of the periods presented, the effect would not have been material.
3.    NONCONTROLLING INTERESTS IN SUBSIDIARIES
The increase in noncontrolling interests in subsidiaries from $23.6 million as of December 31, 2011 to $25.3 million as of April 1, 2012, reflected the noncontrolling interests in Tri-US, Inc. resulting from our additional investment, as well as the impact of currency translation adjustments, partially offset by the noncontrolling interests' share of losses of the entities. The noncontrolling interests’ share of losses in subsidiaries increased income by $4.0 million for the three months ended April 1, 2012 and by $2.1 million for the three months ended April 3, 2011 and was included in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended
In millions of dollars	April 1, 2012	April 3, 2011
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units ("RSUs")	$11.5	$15.1
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.1	$5.5
The decrease in share-based compensation expense for the first quarter of 2012 resulted primarily from certain adjustments associated with accounting for performance stock units. In addition, the decrease in share-based compensation expense for the first quarter of 2012 was impacted by the forfeiture of unvested awards due to participant changes during the second quarter of 2011.
Stock Options
A summary of the status of our stock options as of April 1, 2012, and the change during 2012 is presented below:

	For the Three Months Ended April 1, 2012
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	14,540,442	$44.86	5.7 years
Granted	2,056,845	$60.68
Exercised	(1,325,143)	$40.45
Forfeited	(83,110)	$47.65
Outstanding as of April 1, 2012	15,189,034	$47.37	6.1 years
Options exercisable as of April 1, 2012	9,683,098	$45.76	4.7 years

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Weighted-average fair value of options granted (per share)	$10.53	$9.95
Intrinsic value of options exercised (in millions of dollars)	$27.1	$26.5

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Dividend yields	2.4%	2.7%
Expected volatility	22.4%	22.6%
Risk-free interest rates	1.5%	2.9%
Expected lives in years	6.6	6.6
As of April 1, 2012, the aggregate intrinsic value of options outstanding was $201.6 million and the aggregate intrinsic value of options exercisable was $144.5 million.
As of April 1, 2012, there was $31.4 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of April 1, 2012, and the change during 2012 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended April 1, 2012	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,740,479	$48.70
Granted	374,229	$62.98
Performance assumption change	(9,532)	$57.91
Vested	(539,659)	$42.09
Forfeited	(33,168)	$51.81
Outstanding as of April 1, 2012	1,532,349	$55.11
The table above excludes PSU awards for 71,676 units as of December 31, 2011 and 43,133 units as of April 1, 2012 for which the measurement date has not yet occurred for accounting purposes.
For the first quarter 2012, we estimated the fair value of the market-based total shareholder return component of the PSUs using a Monte Carlo simulation model on the date of grant. The Monte Carlo assumptions included $35.62 for the estimated value which was based on dividend yields of 2.5% and expected volatility of 20.0%. For performance-based components of the PSUs, we used the closing market price of the Company's Common Stock on the date of grant. For the first quarter 2011, we estimated the fair value of PSUs based on the closing market price of the Company's Common Stock on the date of grant. In the third quarter of 2011, we recorded an adjustment associated with the accounting for PSUs to reflect the market-based and performance-based conditions.
As of April 1, 2012, there was $52.5 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.3 years.

	For the Three Months Ended
	April 1, 2012	April 3, 2011
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$32.8	$32.0
The higher amount in 2012 was primarily due to the higher stock price at distribution in the first quarter of 2012 compared with first quarter of 2011.
Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 626,042 units as of April 1, 2012. Each unit is equivalent to one share of the Company’s Common Stock.
No stock appreciation rights were outstanding as of April 1, 2012.
For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K and our proxy statement for the 2012 annual meeting of stockholders.
5.    INTEREST EXPENSE
Net interest expense consisted of the following:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
In thousands of dollars
Interest expense	$26,945	$26,546
Interest income	(646)	(790)
Capitalized interest	(2,275)	(1,279)
Interest expense, net	$24,024	$24,477
6.    BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production will transition from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, will be fully transitioned to the West Hershey facility primarily during the second quarter of 2012.
We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $150 million to $160 million. This estimate includes $130 million to $140 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs. Total costs of $43.4 million were recorded in 2011 and $53.9 million were recorded in 2010.
Certain former manufacturing facilities with a carrying value of $7.0 million were being held for sale as of April 1, 2012. The fair value of these facilities was estimated based on expected sales proceeds.
Business realignment and impairment charges and credits recorded during the three-month periods ended April 1, 2012 and April 3, 2011 were as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
In thousands of dollars
Cost of sales – Next Century program	$19,454	$6,859
Selling, marketing and administrative – Next Century program	813	1,014
Business realignment and impairment charges, net
Next Century program
Plant closure expenses	2,490	881
Employee separation costs	814	957
Total business realignment and impairment charges, net	3,304	1,838
Total business realignment and impairment charges	$23,571	$9,711
Next Century Program
A charge of $19.5 million was recorded in cost of sales during the first quarter of 2012 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program. A charge of $0.8 million was recorded in selling, marketing and administrative expenses in the first quarter of 2012 related primarily to project administration for the Next Century program. Plant closure expenses of $2.5 million were recorded in the first quarter of 2012 primarily related to costs associated with the relocation of production lines. Employee separation costs were $0.8 million for the Next Century program in the first quarter of 2012, reflecting costs related to voluntary and involuntary terminations.
A charge of $6.9 million was recorded in cost of sales during the first quarter of 2011 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the Next Century program. A charge of $1.0 million was recorded in selling, marketing and administrative expenses in the first quarter of 2011 related primarily to project administration for the Next Century program. Plant closure expenses of $0.9 million were recorded in the first quarter of 2011 primarily related to costs associated with the relocation of production lines. Employee separation costs of $0.9 million for the Next Century program in the first quarter of 2011 were related to expected voluntary and involuntary terminations.
The April 1, 2012 liability balance relating to the Next Century program was $17.8 million for estimated employee separation costs which were recorded in 2010 and 2011 and will be paid in 2012 as production transitions to the expanded West Hershey facility. During the first three months of 2012, we made payments against the liabilities of $2.4 million related to employee separation costs.
7.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	April 1, 2012	April 3, 2011
In thousands except per share amounts
Net income	$198,651	$160,115
Weighted-average shares - Basic
Common Stock	164,603	166,452
Class B Common Stock	60,631	60,682
Total weighted-average shares - Basic	225,234	227,134
Effect of dilutive securities:
Employee stock options	2,663	2,363
Performance and restricted stock units	758	697
Weighted-average shares - Diluted	228,655	230,194
Earnings Per Share - Basic
Class B Common Stock	$.82	$.65
Common Stock	$.91	$.72
Earnings Per Share - Diluted
Class B Common Stock	$.81	$.65
Common Stock	$.87	$.70
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.
For the three-month period ended April 1, 2012, 3.5 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive. In the first quarter of 2011, 6.9 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. As of April 1, 2012 and December 31, 2011, all of our derivative instruments were classified as cash flow hedges.
The fair value of derivative instruments in the Consolidated Balance Sheet as of April 1, 2012 was as follows:

Balance Sheet Caption	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$2,428	$330
Accrued liabilities	$3,164	$3,755
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2011 was as follows:

Balance Sheet Caption	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$3,954	$3,929
Accrued liabilities	$5,297	$2,103
Other long-term liabilities	$12	$—
The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. As of April 1, 2012, the fair value of foreign exchange forward contracts with gains totaled $2.4 million and the fair value of foreign exchange forward contracts with losses totaled $3.2 million.
As of April 1, 2012, prepaid expense and other current assets associated with commodities futures and options contracts were associated with cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
As of April 1, 2012, accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity derivative instruments.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 1, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$—	$1,669	$14,825
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(924)	$(1,100)	$(26,000)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$651
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 3, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$836	$(2,035)	$(1)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$517	$930	$3,800
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$(78)

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
The amount of net losses on cash flow hedging derivatives, including foreign exchange forward contracts and options and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $44.6 million after tax as of April 1, 2012. This amount was primarily associated with commodities futures and options contracts.
For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

9.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended April 1, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$198,651
Other comprehensive income (loss):
Foreign currency translation adjustments	$12,739	$—	12,739
Pension and post-retirement benefit plans	9,730	(3,737)	5,993
Cash flow hedges:
Gains on cash flow hedging derivatives	16,494	(6,489)	10,005
Reclassification adjustments	28,024	(10,733)	17,291
Total other comprehensive income	$66,987	$(20,959)	46,028
Comprehensive income			$244,679

	For the Three Months Ended April 3, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$160,115
Other comprehensive income (loss):
Foreign currency translation adjustments	$9,878	$—	9,878
Pension and post-retirement benefit plans	6,366	(2,703)	3,663
Cash flow hedges:
Losses on cash flow hedging derivatives	(1,200)	226	(974)
Reclassification adjustments	(5,247)	2,007	(3,240)
Total other comprehensive income	$9,797	$(470)	9,327
Comprehensive income			$169,442
The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	April 1, 2012	December 31, 2011
In thousands of dollars
Foreign currency translation adjustments	$14,198	$1,459
Pension and post-retirement benefit plans, net of tax	(350,410)	(356,403)
Cash flow hedges, net of tax	(60,091)	(87,387)
Total accumulated other comprehensive loss	$(396,303)	$(442,331)

10.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	April 1, 2012	December 31, 2011
In thousands of dollars
Raw materials	$268,048	$241,812
Goods in process	108,979	91,956
Finished goods	482,477	482,095
Inventories at FIFO	859,504	815,863
Adjustment to LIFO	(210,050)	(166,910)
Total inventories	$649,454	$648,953
11.    SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 1, 2012, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.
12.    LONG-TERM DEBT
In May 2009, we filed a shelf registration statement on Form S-3 that registered an indeterminate amount of debt securities. This registration statement was effective immediately upon filing under Securities and Exchange Commission regulations governing “well-known seasoned issuers” (the “WKSI Registration Statement”).
In September 2011, we repaid $250 million of 5.3% Notes due in 2011. In November 2011, we issued $250 million of 1.5% Notes due in 2016. The Notes were issued under the WKSI Registration Statement.
13.    FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of April 1, 2012 and December 31, 2011, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,846.4 million as of April 1, 2012, compared with a fair value of $2,151.3 million, based on quoted market prices for the same or similar debt issues.
Interest Rate Swaps
In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. No interest rate swap agreements were outstanding as of April 1, 2012 and December 31, 2011.
Foreign Exchange Forward Contracts
The following table summarizes our foreign exchange activity:

	April 1, 2012
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$34.8	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$57.5	Canadian dollars

Our foreign exchange forward contracts mature in 2012 and 2013. For more information, see Note 8. Derivative Instruments and Hedging Activities.
14.    FAIR VALUE ACCOUNTING
We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.
A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of April 1, 2012, is as follows:

Description	Fair Value as of April 1, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$2,758	$330	$2,428	$—
Liabilities
Cash flow hedging derivatives	$6,919	$3,755	$3,164	$—
As of April 1, 2012, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses. Cash flow hedging derivative Level 1 liabilities were related to the fair value of commodity derivative instruments.
As of April 1, 2012, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains. Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts with losses. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.
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
15.    INCOME TAXES
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. During the fourth quarter 2009, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2007 and 2008 and we expect the audit to conclude during 2013. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2007. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) and Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004. During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $16.0 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
In thousands of dollars
Service cost	$7,768	$7,537	$281	$319
Interest cost	12,604	12,955	3,424	3,765
Expected return on plan assets	(18,230)	(18,925)	—	—
Amortization of prior service cost (credit)	183	254	155	(68)
Recognized net actuarial loss (gain)	9,777	7,269	(17)	(6)
Administrative expenses	138	140	31	59
Net periodic benefit cost	$12,240	$9,230	$3,874	$4,069
We made contributions of $1.1 million and $5.2 million to the pension plans and other benefits plans, respectively, during the first quarter of 2012. In the first quarter of 2011, we made contributions of $1.3 million and $3.1 million to our pension and other benefits plans, respectively. The $3.1 million of contributions to the other benefits plans during the first quarter of 2011 reflected a $2.2 million reimbursement received relating to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 health care benefit costs. The contributions in 2012 and 2011 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
For 2012, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2012 is not material.
For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

17.    SHARE REPURCHASES
Repurchases and Issuances of Common Stock
A summary of cumulative share repurchases and issuances is as follows:

	For the Three Months Ended April 1, 2012
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	2,054	$124,931
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,544	93,414
Total share repurchases	3,598	218,345
Shares issued for stock options and incentive compensation	(1,636)	(55,375)
Net change	1,962	$162,970
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of April 1, 2012, $125.1 million remained available for repurchases of our Common Stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our Income Statement

	For the Three Months Ended
	April 1, 2012	April 3, 2011	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,732.1	$1,564.2	10.7%
Cost of Sales	988.7	908.0	8.9
Gross Profit	743.4	656.2	13.3
Gross Margin	42.9%	41.9%
SM&A Expense	405.6	377.8	7.3
SM&A Expense as a percent of sales	23.4%	24.2%
Business Realignment and Impairment Charges, net	3.3	1.8	79.8
EBIT	334.5	276.6	21.0
EBIT Margin	19.3%	17.7%
Interest Expense, net	24.0	24.5	(1.9)
Provision for Income Taxes	111.8	92.0	21.6
Effective Income Tax Rate	36.0%	36.5%
Net Income	$198.7	$160.1	24.1
Net Income Per Share-Diluted	$0.87	$0.70	24.3
Results of Operations - First Quarter 2012 vs. First Quarter 2011
U.S. Price Increases
In March 2011, we announced a weighted average increase in wholesale prices of approximately 9.7% across the majority of our U.S., Puerto Rico and export portfolio, effective immediately. The price increase applied to our instant consumable, multi-pack, packaged candy and grocery lines. Direct buying customers were able to purchase transitional amounts of product into May and seasonal net price realization was not expected until Easter 2012.
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
Net Sales
Net sales increased 10.7% for the first quarter of 2012 over the comparable period of 2011 due primarily to net price realization of 10.9%. The increase was partially offset by sales volume declines of 0.5% as well as the impact of unfavorable foreign currency exchange rates of 0.4%. Net sales for our businesses outside of the U.S. increased approximately 15.3% in 2012 compared with 2011, reflecting net price realization and sales volume increases, particularly for our focus markets in Mexico, Brazil and China. Net sales attributable to Brookside contributed 0.7% to the increase.
Key Marketplace Metrics
Consumer takeaway increased 6.4% during the first quarter of 2012 compared with the same period of 2011. Excluding the impact of Easter sales, consumer takeaway increased 3.3% during the period. Consumer takeaway is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Market share in measured channels remained flat in the first quarter of 2012 compared with the same period of 2011. The change in market share is provided for measured channels by syndicated data which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding Wal-Mart Stores, Inc.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 8.9% in the first quarter of 2012 primarily due to significantly higher input costs which increased cost of sales by about 3%. Higher supply chain costs were only partially offset by productivity improvements, resulting in a net increase to cost of sales of approximately 2%. Business realignment and impairment charges of $19.5 million were included in cost of sales in the first quarter of 2012 which increased cost of sales by approximately 1% compared with the first quarter of 2011. Business realignment and impairment charges included in cost of sales of $6.9 million were recorded during the comparable period of 2011.
Gross margin increased by 1.0 percentage point for the first quarter of 2012 primarily as a result of price realization and supply chain productivity improvements, which together improved gross margin by 5.4 percentage points. These improvements were partially offset by higher input and supply chain costs of approximately 2.2 percentage points. The impact of higher business realignment and impairment charges recorded in the first quarter of 2012 as compared with the same period of 2011 reduced gross margin by 0.8 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 7.3% in the first quarter of 2012 primarily due to increased advertising expense, higher employee-related expenses, and expenses associated with business acquisitions. These increases were partially offset by lower costs in 2012 associated with legal fees and contingencies compared with the first quarter of 2011. Advertising costs in the first quarter of 2012 increased by 13.7% from the same period in 2011.
Business realignment charges of $0.8 million were included in selling, marketing and administrative expenses in the first quarter of 2012. Business realignment charges of $1.0 million were included in selling, marketing and administrative expenses in the first quarter of 2011.
Business Realignment and Impairment Charges
Business realignment and impairment charges of $3.3 million associated with the Project Next Century program were recorded in the first quarter of 2012. The 2012 charges were primarily associated with the relocation and start up of production lines. The 2011 business realignment and impairment charges of $1.8 million associated with the Project Next Century program were primarily for employee separation costs and production line relocation costs.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the first quarter of 2012 compared with the first quarter of 2011 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $23.6 million were recorded in the first quarter of 2012. Net pre-tax business realignment and impairment charges of $9.7 million were recorded in the first quarter of 2011.
EBIT margin increased from 17.7% for the first quarter of 2011 to 19.3% for the first quarter of 2012 due to higher gross margin and lower selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was slightly lower in the first quarter of 2012 than the comparable period of 2011 primarily reflecting an increase in capitalized interest.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 36.0% for the first quarter of 2012 compared with 36.5% for the first quarter of 2011. The lower tax rate for the first quarter of 2012 was due to the mix of income among various tax jurisdictions. Excluding the impact of tax rates associated with business realignment and impairment charges, we expect our income tax rate for the full year 2012 to be about 35.0%.

Net Income and Net Income Per Share
Earnings per share-diluted in the first quarter of 2012 increased $0.17 as compared with the first quarter of 2011. Net income was reduced by $14.9 million, or $0.07 per share-diluted, in the first quarter of 2012 as a result of business realignment and impairment charges. Net income was reduced by $3.8 million, or $0.01 per share-diluted, in the first quarter of 2012 as a result of closing and integration costs for the Brookside acquisition. Net income was reduced by $2.6 million, or $0.01 per share-diluted related to higher non-service related pension expenses in the first quarter of 2012 compared with 2011. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.23 per share, or 31.5%, in 2012 compared with 2011.
Liquidity and Capital Resources
Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand and issuing commercial paper. Commercial paper also may be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first three months of 2012, cash and cash equivalents decreased by $126.3 million to $567.3 million.
Cash provided from operations, cash on hand at the beginning of the period, short-term borrowings and other cash inflows during the first three months of 2012 were sufficient to fund the repurchase of Common Stock of $218.3 million, business acquisitions of $172.9 million, capital additions and capitalized software expenditures of $91.7 million and dividend payments of $83.5 million.
Net cash provided from operating activities was $275.8 million in 2012 and $159.4 million in 2011. The increase was primarily the result of the change in cash provided from (used by) other assets and liabilities and higher net income in 2012, partially offset by cash used by working capital. Cash provided from changes in other assets and liabilities was $129.4 million for the first three months of 2012 compared with cash used of $32.1 million for the same period of 2011. The increase in the amount of cash provided from other assets and liabilities from 2011 to 2012 primarily reflected the effect of hedging transactions of $114.8 million, the effect of changes in income taxes of $20.7 million and the timing of payments associated with selling and marketing programs, incentive compensation and interest of $46.6 million, partially offset by the impact of business realignment and impairment charges of $27.9 million. Cash used by working capital was $129.7 million in 2012 compared with $30.0 million in 2011. The change in cash used by working capital was principally related to changes in raw material and finished goods inventories in 2012 compared with 2011, along with an increase in accounts receivable resulting from higher sales in 2012 compared with 2011.
During the first quarter 2012, the Company acquired Brookside for approximately $172.9 million. Also during the first quarter 2012, the Company loaned $9.0 million to an affiliate to finance the expansion of its manufacturing capacity.
Interest paid was $31.4 million during the first three months of 2012 versus $41.9 million for the comparable period of 2011. The decrease in interest paid in 2012 was due to the timing of interest payments on long-term debt. Income taxes paid were $7.6 million during the first three months of 2012 versus $15.7 million for the comparable period of 2011. The decrease in taxes paid in 2012 was primarily related to the timing of foreign income tax payments in 2012 compared with 2011.
The ratio of current assets to current liabilities was 1.5:1.0 as of April 1, 2012 and 1.7:1.0 as of December 31, 2011. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) increased to 69% as of April 1, 2012 from 68% as of December 31, 2011.
Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. However, during the first quarter of 2012 there were no commercial paper borrowings.
Outlook
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2011 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
Our first quarter results were strong and we expect to continue our marketplace momentum. The economic environment is expected to continue to be challenging during the remainder of 2012. We will continue to remain focused on building brands in both the U.S. and key international markets and will make the necessary investments to ensure that we are positioned to grow our brands and manage challenges. We have planned merchandising and programming events throughout the year and will work closely with retail customers and monitor our brand performance. We will continue with the distribution and rollout of Jolly Rancher Crunch 'N Chew candy, Rolo minis and Ice Breakers Duo mints, along with the planned introduction of Hershey's Simple Pleasures candy in June.
Advertising expense increased 13.7% in the first quarter of 2012, compared with the first quarter of 2011. For the full year, we expect advertising to increase low double digits on a percentage basis versus the prior year, supporting core brands in both the U.S. and international markets, new product launches, and new advertising campaigns on the Jolly Rancher and Rolo brands.
Excluding the Brookside acquisition, we expect sales volume to be slightly up for the full-year 2012. Including net sales for Brookside of about $90 million at current exchange rates, we now expect full-year net sales growth of about 7% to 9%, including the impact of foreign currency exchange rates. This is greater than our previous estimates.
In 2012, the Company expects reported earnings per share-diluted of $2.82 to $2.92. Reported earnings per share-diluted includes anticipated business realignment and impairment charges of $0.16 to $0.19 per share-diluted related to the Next Century program and non-service related pension expenses of $0.05 per share-diluted. Reported gross margin, reported EBIT margin and reported earnings per share-diluted will be impacted by these charges and expenses in addition to closing and integration costs related to the Brookside acquisition estimated at $0.04 to $0.05 per share-diluted. We now expect reported gross margin to increase from 90 to 100 basis points in 2012.
We do not expect a material change to our full-year inflation outlook. We continue to expect that input costs in 2012 will be higher than last year. As a result of our strong results for the first quarter, we have further visibility into our full-year cost structure and now expect adjusted gross margin expansion of 90 to 100 basis points compared with last year, driven by productivity and cost savings, as well as net price realization. Therefore, considering our results for the first quarter and planned investments in market research, category management and selling capabilities during the remainder of the year, particularly in our international markets, we now expect adjusted earnings per share-diluted for 2012 to increase 10% to 12%.
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
In 2011, the Company recorded GAAP charges of $49.2 million, or $0.13 per share-diluted, attributable to the Project Next Century program and the global supply chain transformation program. Additionally, in the third quarter of 2011, the Company recorded a pre-tax gain of $17.0 million, or $0.05 per share-diluted, from the sale of trademark licensing rights. Non-service related pension expenses of $2.8 million, or $0.01 per share-diluted, were recorded in 2011.
In 2012, the Company expects acquisition and integration costs related to the Brookside acquisition to be $0.04 to $0.05 per share-diluted. The Company also expects to record total GAAP charges of about $55 million to $65 million, or $0.16 to $0.19 per share-diluted, attributable to Project Next Century. Non-service related pension expenses are expected to be $19.0 million, or $0.05 per share-diluted in 2012.

Below is a reconciliation of GAAP and non-GAAP items to the Company’s 2011 and 2012 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2012:

	2011	2012 (Projected)
Reported EPS-Diluted	$2.74	$2.82 - $2.92
Acquisition closing and integration charges	—	0.04 - 0.05
Gain on sale of trademark licensing rights	(0.05)	—
Total Business Realignment and Impairment Charges	0.13	0.16 - 0.19
Non-service related pension expenses	0.01	0.05
Adjusted EPS-Diluted	$2.83	$3.11 - $3.17
Outlook for Project Next Century
In June 2010, we announced Project Next Century as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. We continue to expect total pre-tax charges and non-recurring project implementation costs for the Project Next Century program of $150 million to $160 million. During 2012, we expect to record $55 million to $65 million in program charges. During 2012, we expect capital expenditures for Project Next Century to be approximately $65 million to $70 million. Depreciation and amortization for 2012 is estimated to be $195 million to $205 million, excluding accelerated depreciation of $20 million to $25 million related to Project Next Century. When fully implemented, the Next Century program is expected to provide annual cost savings from efficiency improvements of $65 million to $80 million.
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

•	Increases in raw material and energy costs, along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability, or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic, and/or financial market conditions could negatively impact our financial results;

•	International operations could fluctuate unexpectedly and adversely impact our business;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•
Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry could impact our reputation, the regulatory environment under which we operate, and our operating results;

•	Pension costs or funding requirements could increase at a higher than anticipated rate;

•	Implementation of our Project Next Century program may not occur within the anticipated timeframe and/or may exceed our cost estimates;

•	Annual savings from initiatives to transform our supply chain and advance our value-enhancing strategy may be less than we expect; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $9.6 million as of April 1, 2012 and was $19.4 million as of December 31, 2011. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $41.3 million as of December 31, 2011, to $28.9 million as of April 1, 2012. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.
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

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands of dollars
January 1 through January 29, 2012	—	$—	—	$250,000
January 30 through February 26, 2012	846,461	$60.70	81,085	$245,087
February 27 through April 1, 2012	2,751,770	$60.67	1,973,269	$125,069
Total	3,598,231	$60.68	2,054,354
In April 2011, our Board of Directors approved a new $250 million share repurchase program.
Item 4 - Reserved

Item 6 - Exhibits
The following items are attached or incorporated herein by reference:

Exhibit Number	Description
3.1	The Company’s By-laws, as amended and restated as of February 21, 2012, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 24, 2012.
10.1	Form of Notice of Award of Performance Stock Units is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012.
10.2
Form of Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012.

12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended April 1, 2012 and April 3, 2011.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: May 9, 2012	/s/Humberto P. Alfonso
Humberto P. Alfonso
Chief Financial Officer

Date: May 9, 2012	/s/David W. Tacka
David W. Tacka
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 3.1	The Company’s By-laws, as amended and restated as of February 21, 2012, incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 24, 2012
Exhibit 10.1	Form of Notice of Award of Performance Stock Units, incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012
Exhibit 10.2
Form of Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan, incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 25, 2011

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