Form 10-Q
period 2012-07-01
HERSHEY CO
filed 2012-08-08
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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
Common Stock, $1 par value – 165,711,584 shares, as of July 20, 2012. Class B Common Stock,
$1 par value – 60,629,917 shares, as of July 20, 2012.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	July 1, 2012	July 3, 2011
Net Sales	$1,414,444	$1,325,171
Costs and Expenses:
Cost of Sales	795,923	760,851
Selling. marketing and administrative	391,405	345,918
Business realignment and impairment charges (credits), net	4,845	(9,952)
Total costs and expenses	1,192,173	1,096,817
Income before Interest and Income Taxes	222,271	228,354
Interest expense, net	24,344	23,351
Income before Income Taxes	197,927	205,003
Provision for income taxes	62,242	74,984
Net Income	$135,685	$130,019
Earnings Per Share - Basic - Class B Common Stock	$.56	$.53
Earnings Per Share - Diluted - Class B Common Stock	$.55	$.53
Earnings Per Share - Basic - Common Stock	$.62	$.59
Earnings Per Share - Diluted - Common Stock	$.59	$.56
Average Shares Outstanding - Basic - Common Stock	165,021	166,302
Average Shares Outstanding - Basic - Class B Common Stock	60,630	60,632
Average Shares Outstanding - Diluted	228,853	230,301
Cash Dividends Paid Per Share:
Common Stock	$.380	$.3450
Class B Common Stock	$.344	$.3125
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	July 1, 2012	July 3, 2011
Net Income	$135,685	$130,019

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(11,077)	3,729
Pension and post-retirement benefit plans	6,615	4,393
Cash flow hedges:
Losses on cash flow hedging derivatives	(10,774)	(3,312)
Reclassification adjustments	16,012	(4,892)
Total other comprehensive income (loss), net of tax	776	(82)
Comprehensive Income	$136,461	$129,937
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Net Sales	$3,146,508	$2,889,394
Costs and Expenses:
Cost of Sales	1,784,591	1,668,889
Selling. marketing and administrative	796,967	723,716
Business realignment and impairment charges (credits), net	8,149	(8,114)
Total costs and expenses	2,589,707	2,384,491
Income before Interest and Income Taxes	556,801	504,903
Interest expense, net	48,368	47,828
Income before Income Taxes	508,433	457,075
Provision for income taxes	174,097	166,941
Net Income	$334,336	$290,134
Earnings Per Share - Basic - Class B Common Stock	$1.38	$1.19
Earnings Per Share - Diluted - Class B Common Stock	$1.37	$1.18
Earnings Per Share - Basic - Common Stock	$1.52	$1.31
Earnings Per Share - Diluted - Common Stock	$1.46	$1.26
Average Shares Outstanding - Basic - Common Stock	164,810	166,372
Average Shares Outstanding - Basic - Class B Common Stock	60,630	60,657
Average Shares Outstanding - Diluted	228,752	230,243
Cash Dividends Paid Per Share:
Common Stock	$.760	$.690
Class B Common Stock	$.688	$.625

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Net Income	$334,336	290,134

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,662	13,607
Pension and post-retirement benefit plans	12,608	8,056
Cash flow hedges:
Losses on cash flow hedging derivatives	(769)	(4,286)
Reclassification adjustments	33,303	(8,132)
Total other comprehensive income, net of tax	46,804	9,245
Comprehensive Income	$381,140	$299,379
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	July 1, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$589,782	$693,686
Accounts receivable - trade	353,337	399,499
Inventories	791,805	648,953
Deferred income taxes	121,192	136,861
Prepaid expenses and other	237,457	167,559
Total current assets	2,093,573	2,046,558
Property, Plant and Equipment, at cost	3,564,028	3,588,558
Less-accumulated depreciation and amortization	(1,980,724)	(2,028,841)
Net property, plant and equipment	1,583,304	1,559,717
Goodwill	589,464	516,745
Other Intangibles	219,028	111,913
Deferred Income Taxes	28,072	38,544
Other Assets	154,531	138,722
Total assets	$4,667,972	$4,412,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$388,472	$420,017
Accrued liabilities	569,902	612,186
Accrued income taxes	1,930	1,899
Short-term debt	139,356	42,080
Current portion of long-term debt	347,312	97,593
Total current liabilities	1,446,972	1,173,775
Long-term Debt	1,498,669	1,748,500
Other Long-term Liabilities	608,664	617,276
Deferred Income Taxes	27,696	—
Total liabilities	3,582,001	3,539,551
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2012 and 2011	—	—
Common Stock, shares issued: 299,271,827 in 2012 and 299,269,702 in 2011	299,271	299,269
Class B Common Stock, shares issued: 60,629,917 in 2012 and 60,632,042 in 2011	60,630	60,632
Additional paid-in capital	557,392	490,817
Retained earnings	4,866,839	4,699,597
Treasury-Common Stock shares at cost: 133,771,908 in 2012 and 134,695,826 in 2011	(4,324,278)	(4,258,962)
Accumulated other comprehensive loss	(395,527)	(442,331)
The Hershey Company stockholders’ equity	1,064,327	849,022
Noncontrolling interests in subsidiaries	21,644	23,626
Total stockholders' equity	1,085,971	872,648
Total liabilities and stockholders' equity	$4,667,972	$4,412,199
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Cash Flows Provided from (Used by) Operating Activities
Net Income	$334,336	$290,134
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	109,635	102,792
Stock-based compensation expense, net of tax of $8,486 and $8,730, respectively	16,110	15,189
Excess tax benefits from exercise of stock options	(23,849)	(7,117)
Deferred income taxes	1,999	(4,956)
Business realignment and impairment charges, net of tax of $15,561 and $2,782, respectively	27,022	5,138
Contributions to pension plans	(1,765)	(2,595)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	57,487	93,115
Inventories	(170,215)	(118,202)
Accounts payable	(8,605)	21,472
Other assets and liabilities	(27,997)	(108,278)
Net Cash Flows Provided from Operating Activities	314,158	286,692
Cash Flows Provided from (Used by) Investing Activities
Capital additions	(139,488)	(171,046)
Capitalized software additions	(8,319)	(8,933)
Proceeds from sales of property, plant and equipment	76	209
Loan to affiliate	(16,000)	—
Business acquisitions	(172,856)	(5,750)
Net Cash Flows (Used by) Investing Activities	(336,587)	(185,520)
Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	95,130	10,658
Long-term borrowings	49	478
Repayment of long-term debt	(2,134)	(3,172)
Cash dividends paid	(167,094)	(152,689)
Exercise of stock options	185,600	135,040
Excess tax benefits from exercise of stock options	23,849	7,117
Contributions from noncontrolling interests in subsidiaries	1,470	—
Repurchase of Common Stock	(218,345)	(192,949)
Net Cash Flows (Used by) Financing Activities	(81,475)	(195,517)
Decrease in Cash and Cash Equivalents	(103,904)	(94,345)
Cash and Cash Equivalents, beginning of period	693,686	884,642
Cash and Cash Equivalents, end of period	$589,782	$790,297

Interest Paid	$49,151	$47,726
Income Taxes Paid	$218,246	$193,698
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
We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2012 presentation. Operating results for the six months ended July 1, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

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

3.    NONCONTROLLING INTERESTS IN SUBSIDIARIES
The decrease in noncontrolling interests in subsidiaries from $23.6 million as of December 31, 2011 to $21.6 million as of July 1, 2012, reflected the noncontrolling interests' share of losses of the entities, partially offset by the adjustment to record the additional investment in Tri-US, Inc. in January 2012. The noncontrolling interests’ share of losses in subsidiaries increased income by $6.9 million for the six months ended July 1, 2012 and by $2.8 million for the six months ended July 3, 2011 and was included in selling, marketing and administrative expenses.

4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
In millions of dollars	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units ("RSUs")	$13.1	$8.9	$24.6	$24.0
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.4	$3.2	$8.5	$8.7
The increase in share-based compensation expense for the second quarter and first six months of 2012 resulted primarily from the forfeiture of unvested awards due to participant changes during the second quarter of 2011. This was offset to some extent by certain adjustments associated with accounting for performance stock units for the second quarter and first six months of 2012.
Stock Options
A summary of the status of our stock options as of July 1, 2012, and the change during 2012 is presented below:

	For the Six Months Ended July 1, 2012
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	14,540,442	$44.86	5.7 years
Granted	2,073,480	$60.69
Exercised	(4,208,781)	$44.14
Forfeited	(171,219)	$51.90
Outstanding as of July 1, 2012	12,233,922	$47.69	6.4 years
Options exercisable as of July 1, 2012	6,897,713	$45.73	4.8 years

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Weighted-average fair value of options granted (per share)	$10.57	$9.97
Intrinsic value of options exercised (in millions of dollars)	$86.2	$58.4
We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Dividend yields	2.4%	2.7%
Expected volatility	22.4%	22.6%
Risk-free interest rates	1.5%	2.8%
Expected lives in years	6.6	6.6
As of July 1, 2012, the aggregate intrinsic value of options outstanding was $253.3 million and the aggregate intrinsic value of options exercisable was $156.3 million.
As of July 1, 2012, there was $26.3 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of July 1, 2012, and the change during 2012 is presented below:

Performance Stock Units and Restricted Stock Units	For the Six Months Ended July 1, 2012	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,740,479	$48.70
Granted	394,290	$63.09
Performance assumption change	207,582	$58.91
Vested	(560,856)	$42.30
Forfeited	(74,549)	$56.40
Outstanding as of July 1, 2012	1,706,946	$55.41
The table above excludes PSU awards for 71,676 units as of December 31, 2011 and 41,064 units as of July 1, 2012 for which the measurement date has not yet occurred for accounting purposes.
For the first six months of 2012, we estimated the fair value of the market-based total shareholder return component of the PSUs using a Monte Carlo simulation model on the date of grant. The Monte Carlo assumptions included $35.62 for the estimated value which was based on dividend yields of 2.5% and expected volatility of 20.0%. For performance-based components of the PSUs, we used the closing market price of the Company's Common Stock on the date of grant. For the first six months of 2011, we estimated the fair value of PSUs based on the closing market price of the Company's Common Stock on the date of grant. In the third quarter of 2011, we recorded an adjustment associated with the accounting for PSUs to reflect the market-based and performance-based conditions.

As of July 1, 2012, there was $46.9 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

	For the Six Months Ended
	July 1, 2012	July 3, 2011
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$33.3	$33.0
Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 621,718 units as of July 1, 2012. Each unit is equivalent to one share of the Company’s Common Stock.
No stock appreciation rights were outstanding as of July 1, 2012.
For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K and our proxy statement for the 2012 annual meeting of stockholders.

5.    INTEREST EXPENSE
Net interest expense consisted of the following:

	For the Six Months Ended
	July 1, 2012	July 3, 2011
In thousands of dollars
Interest expense	$53,874	$52,457
Interest income	(1,350)	(1,380)
Capitalized interest	(4,156)	(3,249)
Interest expense, net	$48,368	$47,828

6.    BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production was to transition from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, has substantially transitioned to the West Hershey facility.
The forecast for the Next Century program pre-tax charges and non-recurring project implementation costs has been increased from a range of $150 million to $160 million to a range of $160 million to $180 million due to revised estimates of possible higher disposition costs for the Company's 19 East Chocolate Avenue facility. This estimate includes $140 million to $160 million in pre-tax business realignment and impairment charges and approximately $20 million in project implementation and start-up costs. Total costs of $43.4 million were recorded in 2011 and $53.9 million were recorded in 2010.
A certain former manufacturing facility with a carrying value of $4.0 million was being held for sale as of July 1, 2012. The fair value of this facility was estimated based on expected sales proceeds.

Business realignment and impairment charges and credits recorded during the three-month and six-month periods ended July 1, 2012 and July 3, 2011 were as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
In thousands of dollars
Cost of sales – Next Century program	$13,429	$7,023	$32,883	$13,882
Selling, marketing and administrative – Next Century program	738	1,138	1,551	2,152
Business realignment and impairment charges (credits), net
Next Century program
Plant closure expenses	4,745	1,246	7,235	2127
Employee separation costs (credits)	100	(11,198)	914	(10,241)
Total business realignment and impairment charges (credits), net	4,845	(9,952)	8,149	(8,114)
Total business realignment and impairment charges (credits)	$19,012	$(1,791)	$42,583	$7,920
Next Century Program
A charge of $13.4 million was recorded in cost of sales during the second quarter of 2012 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program. A charge of $0.7 million was recorded in selling, marketing and administrative expenses in the second quarter of 2012 related primarily to project administration for the Next Century program. Plant closure expenses of $4.7 million were recorded in the second quarter of 2012 primarily related to costs associated with the relocation of production lines. Employee separation costs were $0.1 million for the Next Century program in the second quarter of 2012, reflecting costs related to voluntary and involuntary terminations.
A charge of $32.9 million was recorded in cost of sales during the first six months of 2012 related primarily to the accelerated depreciation of fixed assets over a reduced estimated remaining useful life and start-up costs associated with the Next Century program. A charge of $1.6 million was recorded in selling, marketing and administrative expenses in the first six months of 2012 related primarily to project administration for the Next Century program. Plant closure expenses of $7.2 million were recorded during the first six months of 2012 primarily related to costs associated with the relocation of production lines. Employee separation costs of $0.9 million for the Next Century program in the first six months of 2012 were related to expected voluntary and involuntary terminations.
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
The July 1, 2012 liability balance relating to the Next Century program was $14.8 million for estimated employee separation costs which were recorded in 2010 and 2011 and will be paid in 2012 as production transitions to the expanded West

Hershey facility. During the first six months of 2012, we made payments against the liabilities of $5.6 million related to employee separation costs.
7.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
In thousands except per share amounts
Net income	$135,685	$130,019	$334,336	$290,134
Weighted average shares - Basic
Common Stock	165,021	166,302	164,810	166,372
Class B Common Stock	60,630	60,632	60,630	60,657
Total weighted average shares - Basic	225,651	226,934	225,440	227,029
Effect of dilutive securities:
Employee stock options	2,619	2,750	2,641	2,557
Performance and restricted stock units	583	617	671	657
Weighted-average shares - Diluted	228,853	230,301	228,752	230,243
Earnings Per Share - Basic
Class B Common Stock	$0.56	$0.53	$1.38	$1.19
Common Stock	$0.62	$0.59	$1.52	$1.31
Earnings Per Share - Diluted
Class B Common Stock	$0.55	$0.53	$1.37	$1.18
Common Stock	$0.59	$0.56	$1.46	$1.26
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
In millions
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	2.1	3.6	3.5	6.9

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. As of July 1, 2012 and December 31, 2011, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of July 1, 2012 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$1,334	$11,620
Accrued liabilities	$9,931	$1,991	$3,861
Other long-term liabilities	$1,707	$—	$—
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2011 was as follows:

Balance Sheet Caption	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$3,954	$3,929
Accrued liabilities	$5,297	$2,103
Other long-term liabilities	$12	$—
The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.
The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. As of July 1, 2012, the fair value of foreign exchange forward contracts with gains totaled $1.3 million and the fair value of foreign exchange forward contracts with losses totaled $2.0 million.
As of July 1, 2012, prepaid expense and other current assets associated with commodities futures and options contracts were associated with cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
As of July 1, 2012, accrued liabilities associated with commodities futures and options contracts were related to the fair value of commodity derivative instruments.

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 1, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(11,638)	$736	$10,007
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(1,835)	$(1,741)	$(50,400)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$1,030
The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 3, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(6,370)	$62	$844
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$1,018	$459	$11,700
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$155

(a)
Gains (losses) reclassified from accumulated OCI into earnings were included in cost of sales for commodities futures and options contracts and for foreign exchange forward contracts and options designated as hedges of intercompany purchases of inventory. Other gains and losses for foreign exchange forward contracts and options were included in selling, marketing and administrative expenses. Gains (losses) reclassified from accumulated OCI into earnings were included in interest expense for interest rate swap agreements.

(b)	Gains (losses) recognized in earnings were included in cost of sales.
All gains (losses) recognized in earnings were related to the ineffective portion of the hedging relationship. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.
The amount of net losses on cash flow hedging derivatives, including interest rate swap agreements, foreign exchange forward contracts and options and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $37.0 million after tax as of July 1, 2012. This amount was primarily associated with commodities futures and options contracts.
For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

9.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended July 1, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$135,685
Other comprehensive income (loss):
Foreign currency translation adjustments	$(11,077)	—	(11,077)
Pension and post-retirement benefit plans	10,655	(4,040)	6,615
Cash flow hedges:
Losses on cash flow hedging derivatives	(17,389)	6,615	(10,774)
Reclassification adjustments	25,952	(9,940)	16,012
Total other comprehensive income	$8,141	$(7,365)	776
Comprehensive income			$136,461

	For the Three Months Ended July 3, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$130,019
Other comprehensive income (loss):
Foreign currency translation adjustments	$3,729	$—	3,729
Pension and post-retirement benefit plans	7,126	(2,733)	4,393
Cash flow hedges:
Losses on cash flow hedging derivatives	(4,264)	952	(3,312)
Reclassification adjustments	(7,930)	3,038	(4,892)
Total other comprehensive loss	$(1,339)	$1,257	(82)
Comprehensive income			$129,937

	For the Six Months Ended July 1, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$334,336
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,662	$—	1,662
Pension and post-retirement benefit plans	20,383	(7,775)	12,608
Cash flow hedges:
Losses on cash flow hedging derivatives	(895)	126	(769)
Reclassification adjustments	53,976	(20,673)	33,303
Total other comprehensive income	$75,126	$(28,322)	46,804
Comprehensive income			$381,140

	For the Six Months Ended July 3, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$290,134
Other comprehensive income (loss):
Foreign currency translation adjustments	$13,607	$—	13,607
Pension and post-retirement benefit plans	13,492	(5,436)	8,056
Cash flow hedges:
Losses on cash flow hedging derivatives	(5,464)	1,178	(4,286)
Reclassification adjustments	(13,177)	5,045	(8,132)
Total other comprehensive income	$8,458	$787	9,245
Comprehensive income			$299,379

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	July 1, 2012	December 31, 2011
In thousands of dollars
Foreign currency translation adjustments	$3,121	$1,459
Pension and post-retirement benefit plans, net of tax	(343,795)	(356,403)
Cash flow hedges, net of tax	(54,853)	(87,387)
Total accumulated other comprehensive loss	$(395,527)	$(442,331)

10.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	July 1, 2012	December 31, 2011
In thousands of dollars
Raw materials	$312,686	$241,812
Goods in process	99,438	91,956
Finished goods	589,731	482,095
Inventories at FIFO	1,001,855	815,863
Adjustment to LIFO	(210,050)	(166,910)
Total inventories	$791,805	$648,953
The increase in raw material inventories as of July 1, 2012 reflected higher ingredients costs in 2012 and the seasonal timing of deliveries to support manufacturing requirements. Finished goods inventories were higher as of July 1, 2012 due to higher costs in 2012 and increases to support anticipated sales levels of everyday and seasonal items, in addition to the introduction of new products.
11.    SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 1, 2012, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

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
The May 2009 WKSI Registration Statement expired in May 2012. Accordingly, in May 2012, we filed a new registration statement on Form S-3 to replace the May 2009 WKSI Registration Statement. The May 2012 WKSI Registration Statement registered an indeterminate amount of debt securities and was effective immediately.
13.    FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of July 1, 2012 and December 31, 2011, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,846.0 million as of July 1, 2012, compared with a fair value of $2,158.4 million, based on quoted market prices for the same or similar debt issues.
Interest Rate Swaps
In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In April 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2013 to repay $250 million of 5.0% Notes maturing in April 2013. The weighted-average fixed rate on these forward starting swap agreements was 2.4%. In May 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2015 to repay $250 million of 4.85% Notes maturing in August 2015. The weighted-average fixed rate on the forward starting swap agreements was 2.7%.
The fair value of interest rate swap agreements was a liability of $11.6 million as of July 1, 2012. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information, see Note 8. Derivative Instruments and Hedging Activities.
Foreign Exchange Forward Contracts
The following table summarizes our foreign exchange activity:

	July 1, 2012
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$30.9	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$31.8	Canadian dollars

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
A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of July 1, 2012, is as follows:

Description	Fair Value as of July 1, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$12,954	$11,620	$1,334	$—
Liabilities
Cash flow hedging derivatives	$17,490	$3,861	$13,629	$—
As of July 1, 2012, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses. Cash flow hedging derivative Level 1 liabilities were related to the fair value of commodity derivative instruments.
As of July 1, 2012, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains. Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses. The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. We define the fair value of foreign exchange forward contracts as the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.
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
15.    INCOME TAXES
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. During the fourth quarter 2009, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2007 and 2008 which was concluded during the second quarter of 2012. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2007. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) and Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2004. During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for 2006 through 2009. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
During the second quarter of 2012, liabilities associated with income tax contingencies were reduced by approximately $17.9 million, including interest, upon the completion of various tax examinations, resulting in a net tax benefit of approximately $11.5 million in the second quarter of 2012. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $10.1 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
16.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
In thousands of dollars
Service cost	$7,378	$7,500	$305	$348
Interest cost	12,711	13,650	3,202	3,723
Expected return on plan assets	(18,182)	(20,110)	—	—
Amortization of prior service cost (credit)	180	207	154	(59)
Recognized net actuarial loss (gain)	10,001	6,817	(33)	(30)
Administrative expenses	162	276	64	42
Net periodic benefit cost	12,250	8,340	3,692	4,024
Curtailment loss (credit)	—	1,833	—	(174)
Total amount reflected in earnings	$12,250	$10,173	$3,692	$3,850
We made contributions of $0.7 million and $5.8 million to the pension plans and other benefits plans, respectively, during the second quarter of 2012. In the second quarter of 2011, we made contributions of $1.3 million and $5.6 million to our pension and other benefits plans, respectively. The contributions in 2012 and 2011 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The pension curtailment loss and other benefits curtailment credit recorded in the second quarter of 2011 related to the Next Century program.

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
In thousands of dollars
Service cost	$15,146	$15,037	$586	$667
Interest cost	25,315	26,605	6,626	7,488
Expected return on plan assets	(36,412)	(39,035)	—	—
Amortization of prior service cost (credit)	363	461	309	(127)
Recognized net actuarial loss (gain)	19,778	14,086	(50)	(36)
Administrative expenses	300	416	95	101
Net periodic benefit cost	24,490	17,570	7,566	8,093
Curtailment loss (credit)	—	1,833	—	(174)
Total amount reflected in earnings	$24,490	$19,403	$7,566	$7,919
We made contributions of $1.8 million and $11.0 million to the pension plans and other benefits plans, respectively, during the first six months of 2012. During the first six months of 2011, we made contributions of $2.6 million and $10.3 million to our pension and other benefits plans, respectively. The $10.3 million of contributions to the other benefits plans reflected a $0.6 million reimbursement received during the first quarter of 2011 relating to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 health care benefit costs. The contributions in 2012 and 2011 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The pension curtailment loss and other benefits curtailment credit recorded in the first six months of 2011 related to the Next Century program which is described in more detail in Note 6. Business Realignment and Impairment Charges.
For 2012, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2012 is not material.
For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

17.    SHARE REPURCHASES
Repurchases and Issuances of Common Stock
A summary of cumulative share repurchases and issuances is as follows:

	For the Six Months Ended July 1, 2012
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	2,054	$124,931
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,544	93,414
Total share repurchases	3,598	218,345
Shares issued for stock options and incentive compensation	(4,522)	(153,029)
Net change	(924)	$65,316
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of July 1, 2012, $125.1 million remained available for repurchases of our Common Stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	July 1, 2012	July 3, 2011	Percent Change Increase (Decrease)	July 1, 2012	July 3, 2011	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,414.4	$1,325.2	6.7%	$3,146.5	$2,889.4	8.9%
Cost of Sales	795.9	760.9	4.6	1,784.6	1,668.9	6.9
Gross Profit	618.5	564.3	9.6	1,361.9	1,220.5	11.6
Gross Margin	43.7%	42.6%		43.3%	42.2%
SM&A Expense	391.4	345.9	13.1	797.0	723.7	10.1
SM&A Expense as a percent of sales	27.7%	26.1%		25.3%	25.0%
Business Realignment and Impairment Charges (Credits), net	4.9	(10.0)	148.7	8.1	(8.1)	200.4
EBIT	222.2	228.4	(2.7)	556.8	504.9	10.3
EBIT Margin	15.7%	17.2%		17.7%	17.5%
Interest Expense, net	24.3	23.4	4.3	48.4	47.8	1.1
Provision for Income Taxes	62.2	75.0	(17.0)	174.1	167.0	4.3
Effective Income Tax Rate	31.4%	36.6%		34.2%	36.5%
Net Income	$135.7	$130.0	4.4	$334.3	$290.1	15.2
Net Income Per Share-Diluted	$0.59	$0.56	5.4	$1.46	$1.26	15.9
Results of Operations - Second Quarter 2012 vs. Second Quarter 2011
U.S. Price Increases
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
Net Sales
Net sales increased 6.7% for the second quarter of 2012 over the comparable period of 2011 due primarily to net price realization of 6.6%. The increase was partially offset by sales volume declines of 1.1% as well as the impact of unfavorable foreign currency exchange rates of 1.2%. Net sales attributable to Brookside contributed 2.4% to the increase.

Key Marketplace Metrics
For the twelve-week period ending June 16, 2012, consumer takeaway increased 5.0% in 2012 compared with the same period of 2011. Market share in measured channels increased by 0.4 share points in the twelve-week period ending June 16, 2012 compared with the same period of 2011. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 4.6% in the second quarter of 2012 primarily due to higher input and supply chain costs which increased cost of sales by about 3.8%. An increase to cost of sales resulting from an unfavorable sales mix was substantially offset by the impact of sales volume decreases. An increase to cost of sales of 2.6% resulted from the Brookside acquisition. Supply chain productivity improvements reduced cost of sales by approximately 3.0%. Business realignment and impairment charges of $13.4 million were included in cost of sales in the second quarter of 2012 which increased cost of sales by approximately 0.8% compared with the second quarter of 2011. Business realignment and impairment charges included in cost of sales of $7.0 million were recorded during the comparable period of 2011.
Gross margin increased by 1.1 percentage points for the second quarter of 2012 primarily as a result of price realization and supply chain productivity improvements, which together improved gross margin by 4.1 percentage points. These improvements were substantially offset by higher input and supply chain costs of approximately 2.2 percentage points. The impact of higher business realignment and impairment charges recorded in the second quarter of 2012 as compared with the same period of 2011 reduced gross margin by 0.6 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 13.1% in the second quarter of 2012 primarily due to increased advertising and marketing research expenses, higher employee-related expenses, increased incentive compensation costs and expenses associated with business acquisitions. Advertising costs in the second quarter of 2012 increased by 10.1% from the same period in 2011.
Business realignment charges of $0.7 million were included in selling, marketing and administrative expenses in the second quarter of 2012. Business realignment charges of $1.1 million were included in selling, marketing and administrative expenses in the second quarter of 2011.
Business Realignment and Impairment Charges (Credits)
Business realignment and impairment charges of $4.8 million associated with the Next Century program were recorded in the second quarter of 2012. The 2012 charges were primarily associated with the relocation and start up of production lines.
Net pre-tax business realignment and impairment credits of $10.0 million were recorded in the second quarter of 2011 associated with the Next Century program. The 2011 credits were primarily associated with a reduction of employee separation expense of $11.2 million, partially offset by asset retirement costs.
Income Before Interest and Income Taxes and EBIT Margin
EBIT decreased in the second quarter of 2012 compared with the second quarter of 2011 as a result of higher selling, marketing and administrative expenses and business realignment charges. Net pre-tax business realignment and impairment charges of $19.0 million were recorded in the second quarter of 2012. Net pre-tax business realignment and impairment credits of $1.8 million were recorded in the second quarter of 2011.
EBIT margin decreased from 17.2% for the second quarter of 2011 to 15.7% for the second quarter of 2012 due to higher selling, marketing and administrative expenses as a percent of sales and the higher business realignment charges.
Interest Expense, Net
Net interest expense was slightly higher in the second quarter of 2012 than the comparable period of 2011 primarily reflecting the impact of higher short-term borrowings.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 31.4% for the second quarter of 2012 compared with 36.6% for the second quarter of 2011. The lower effective income tax rate in the second quarter of 2012 primarily resulted from favorable adjustments of approximately $11.5 million during the quarter associated with the conclusion of income tax audits for 2007 and 2008.
Net Income and Net Income Per Share
Earnings per share-diluted in the second quarter of 2012 increased $0.03 as compared with the second quarter of 2011. Net income was reduced by $12.1 million, or $0.05 per share-diluted, in the second quarter of 2012 as a result of business realignment and impairment charges. Closing and integration costs for the Brookside acquisition reduced net income by $0.9 million, or $0.01 per share-diluted, in the second quarter of 2012. Net income was reduced by $2.8 million, or $0.01 per share-diluted related to higher non-service related pension expenses in the second quarter of 2012 compared with 2011. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.10 per share, or 17.9%, in 2012 compared with 2011.
Results of Operations - First Six Months 2012 vs. First Six Months 2011
Net Sales
Net sales increased 8.9% for the first six months of 2012 over the comparable period of 2011 due primarily to net price realization of 8.7%. The increase was partially offset by sales volume declines of 0.5% as well as the impact of unfavorable foreign currency exchange rates of 0.8%. Excluding the Brookside acquisition, net sales for our businesses outside of the U.S. increased approximately 8.3% in 2012 compared with 2011, reflecting net price realization and sales volume increases, particularly for our focus markets in Mexico, Brazil and China. Net sales attributable to Brookside contributed 1.5% to the increase in net sales.
Key Marketplace Metrics
For the year-to-date period ended June 16, 2012, consumer takeaway increased 6.1% compared with the same period of 2011. Market share in measured channels increased 0.3 share points in the year-to-date period ended June 16, 2012 compared with the same period of 2011. Consumer takeaway and the change in market share are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 6.9% in the first six months of 2012 primarily due to higher input and supply chain costs, along with the impact of an unfavorable sales mix, which increased cost of sales by about 6.0%. An increase in cost of sales of 1.6% resulted from the Brookside acquisition. Supply chain productivity improvements reduced cost of sales by approximately 2.5%. Business realignment and impairment charges of $32.9 million were included in cost of sales in the first six months of 2012 which increased cost of sales by approximately 1.1% compared with the first six months of 2011. Business realignment and impairment charges included in cost of sales of $13.9 million were recorded during the comparable period of 2011.
Gross margin increased by 1.1 percentage points for the first six months of 2012 primarily as a result of price realization and supply chain productivity improvements, which together improved gross margin by 4.9 percentage points. These improvements were partially offset by higher input and supply chain costs of approximately 3.1 percentage points. The impact of higher business realignment and impairment charges recorded in the first six months of 2012 as compared with the same period of 2011 reduced gross margin by 0.7 percentage points.

Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 10.1% in the first six months of 2012 primarily due to increased advertising and marketing research expenses, higher employee-related expenses, increased incentive compensation costs and expenses associated with business acquisitions. These increases were partially offset by lower costs in 2012 associated with legal fees and contingencies compared with the first six months of 2011. Advertising costs in the first six months of 2012 increased by 12.1% from the same period in 2011.
Business realignment charges of $1.6 million were included in selling, marketing and administrative expenses in the first six months of 2012. Business realignment charges of $2.2 million were included in selling, marketing and administrative expenses in the first six months of 2011.
Business Realignment and Impairment Charges (Credits)
Business realignment and impairment charges of $8.1 million associated with the Next Century program were recorded in the first six months of 2012. The 2012 charges were primarily associated with the relocation and start up of production lines.
Net pre-tax business realignment and impairment credits of $8.1 million were recorded in the first six months of 2011 associated with Next Century program. The 2011 credits were primarily associated with a reduction of employee separation expense of $10.2 million, partially offset by asset retirement costs.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the first six months of 2012 compared with the first six months of 2011 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $42.6 million were recorded in the first six months of 2012. Net pre-tax business realignment and impairment credits of $7.9 million were recorded in the first six months of 2011.
EBIT margin increased from 17.5% for the first six months of 2011 to 17.7% for the first six months of 2012 due to higher gross margin, substantially offset by the impact of higher business realignment and impairment charges in 2012.
Interest Expense, Net
Net interest expense was slightly higher in the first six months of 2012 than the comparable period of 2011, primarily reflecting increased interest expense associated with higher short-term borrowings, partially offset by an increase in capitalized interest.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.2% for the first six months of 2012 compared with 36.5% for the first six months of 2011. The lower effective income tax rate for the first six months of 2012 primarily resulted from adjustments associated with the conclusion of income tax audits for 2007 and 2008 during the second quarter. Excluding the impact of tax rates associated with business realignment and impairment charges, we expect our income tax rate for the full year 2012 to be about 35.0%.
Net Income and Net Income Per Share
Earnings per share-diluted for the first six months of 2012 were $1.46 as compared with $1.26 for the first six months of 2011. Net income was reduced by $27.0 million, or $0.12 per share-diluted, in the first six months of 2012 as a result of business realignment and impairment charges. Net income was reduced by $4.7 million, or $0.02 per share-diluted, in the first six months of 2012 as a result of closing and integration costs for the Brookside acquisition. Net income was reduced by $5.3 million, or $0.02 per share-diluted related to higher non-service related pension expenses in the first six months of 2012 compared with 2011. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.33 per share, or 25.6%, in 2012 compared with 2011.

Liquidity and Capital Resources
Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand and issuing commercial paper. Commercial paper also may be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first six months of 2012, cash and cash equivalents decreased by $103.9 million to $589.8 million.
Cash provided from operations, cash on hand at the beginning of the period, short-term borrowings and other cash inflows, primarily associated with the exercise of stock options, during the first six months of 2012 were sufficient to fund the repurchase of Common Stock of $218.3 million, business acquisitions of $172.9 million, capital additions and capitalized software expenditures of $147.8 million and dividend payments of $167.1 million.
Net cash provided from operating activities was $314.2 million in 2012 and $286.7 million in 2011. The increase was primarily the result of the change in cash provided from (used by) other assets and liabilities and higher net income in 2012, partially offset by cash used by working capital. Cash used by changes in other assets and liabilities was $28.0 million for the first six months of 2012 compared with cash used of $108.3 million for the same period of 2011. The decrease in the amount of cash used by other assets and liabilities from 2011 to 2012 primarily reflected the effect of hedging transactions of $125.0 million and incentive compensation of $25.2 million, partially offset by the impact of business realignment and impairment charges of $34.7 million and the timing of payments associated with selling and marketing programs and payroll. Cash used by working capital was $121.3 million in 2012 compared with $3.6 million in 2011. The increase in cash used by working capital was principally related to changes in raw material and finished goods inventories in 2012 compared with 2011, along with an increase in accounts receivable resulting from higher sales in 2012 compared with 2011. Changes in accounts payable in 2012 compared with 2011, primarily associated with capital and manufacturing expenditures, also contributed to the higher cash used by working capital.
During the first quarter 2012, the Company acquired Brookside for approximately $172.9 million. Also during the first six months of 2012, the Company loaned $16.0 million to an affiliate to finance the expansion of its manufacturing capacity.
Interest paid was $49.2 million during the first six months of 2012 versus $47.7 million for the comparable period of 2011. The increase in interest paid in 2012 was due to additional short-term debt. Income taxes paid were $218.2 million during the first six months of 2012 versus $193.7 million for the comparable period of 2011. The increase in taxes paid in 2012 was primarily related to the impact of higher annualized taxable income in 2012 compared with 2011.
The ratio of current assets to current liabilities was 1.4:1.0 as of July 1, 2012 and 1.7:1.0 as of December 31, 2011. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 65% as of July 1, 2012 from 68% as of December 31, 2011.
Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. However, during the first six months of 2012 there were no commercial paper borrowings.
Outlook
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2011 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
Our results for the first six months of 2012 were strong and we expect to continue our marketplace momentum. The economic environment is expected to continue to be challenging during the remainder of 2012. We will continue to remain focused on building brands in both the U.S. and key international markets and will make the necessary investments to ensure that we are positioned to grow our brands and manage challenges. We have planned merchandising and programming events during the remainder of the year and will work closely with retail customers and monitor our brand performance. We will continue with the distribution and rollout of Jolly Rancher Crunch 'N Chew candy, Rolo minis, Ice Breakers Duo mints and Hershey's Simple Pleasures candy.

Advertising expense increased 12.1% in the first six months of 2012, compared with the first six months of 2011. For the full year, we expect advertising to increase low-double digits on a percentage basis versus the prior year, supporting core brands in both the U.S. and key international markets, new product launches, and new advertising campaigns on the Jolly Rancher and Rolo brands.
Excluding the Brookside acquisition, we expect organic sales volume growth to accelerate in the second half of the year and be up for the full-year 2012. Including a 1.5 percentage point benefit from net sales for Brookside at current exchange rates, we expect full-year net sales growth of about 7% to 9%, including the impact of foreign currency exchange rates. Our new long-term target for net sales growth is 5% to 7%.
In 2012, the Company expects reported earnings per share-diluted of $2.88 to $2.98. Reported earnings per share-diluted includes anticipated business realignment and impairment charges of $0.16 to $0.19 per share-diluted related to the Next Century program and non-service related pension expenses of $0.05 per share-diluted. Reported gross margin, reported EBIT margin and reported earnings per share-diluted will be impacted by these charges and expenses in addition to closing and integration costs related to the Brookside acquisition estimated at $0.04 to $0.05 per share-diluted. We now expect reported gross margin to increase from 120 to 130 basis points in 2012.
We do not expect a material change to our full-year inflation outlook. We continue to expect that input costs in 2012 will be higher than last year. As a result of our strong results for the first six months and further visibility into our full-year cost structure, we now expect adjusted gross margin expansion of 100 to 120 basis points compared with last year, driven by better than expected net price realization in the first six months of the year, along with productivity and cost savings. Therefore, considering our results for the first six months and planned investments in market research, category management and selling capabilities during the remainder of the year, particularly in our international markets, we now expect adjusted earnings per share-diluted for 2012 to increase 12% to 14% compared with our new long-term growth target of 8% to 10%.
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
In 2011, the Company recorded GAAP charges of $49.2 million, or $0.13 per share-diluted, attributable to the Next Century program and the global supply chain transformation program. Additionally, in the third quarter of 2011, the Company recorded a pre-tax gain of $17.0 million, or $0.05 per share-diluted, from the sale of trademark licensing rights. Non-service related pension expense of $2.8 million, or $0.01 per share-diluted, was recorded in 2011.
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
Below is a reconciliation of 2011 and projected 2012 earnings per share-diluted in accordance with GAAP to non-GAAP 2011 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2012:

	2011	2012 (Projected)
Reported EPS-Diluted	$2.74	$2.88 - $2.98
Acquisition closing and integration charges	—	0.04 - 0.05
Gain on sale of trademark licensing rights	(0.05)	—
Total Business Realignment and Impairment Charges	0.13	0.16 - 0.19
Non-service related pension expenses	0.01	0.05
Adjusted EPS-Diluted	$2.83	$3.17 - $3.23

Outlook for Project Next Century
In June 2010, we announced the Next Century program as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. We now expect total pre-tax charges and non-recurring project implementation costs for the Next Century program of $160 million to $180 million. The total expected cost for the Next Century program does not include a possible pension settlement loss if substantial lump sum withdrawals by employees retiring or leaving the Company are made during the remainder of the year. Possible pension settlement losses would result in a non-cash charge for the Company.
During 2012, we expect to record $55 million to $65 million in program charges. During 2012, we expect capital expenditures for the Next Century program to be approximately $65 million to $70 million. Depreciation and amortization for 2012 is estimated to be $195 million to $205 million, excluding accelerated depreciation of $15 million to $20 million related to the Next Century program. When fully implemented, the Next Century program is expected to provide annual cost savings from efficiency improvements of $65 million to $80 million.

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

•	Increases in raw material and energy costs, along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability, or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully identify, execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic, and/or financial market conditions could negatively impact our financial results;

•	Risks and uncertainties related to our international operations and related growth targets could adversely impact our business;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $10.9 million as of July 1, 2012. The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $11.7 million as of July 1, 2012 and was $19.4 million as of December 31, 2011. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $41.3 million as of December 31, 2011, to $15.4 million as of July 1, 2012. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.
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

PART II - OTHER INFORMATION
Items 1, 1A and 3 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The Company did not purchase any shares of its Common Stock during the second quarter of 2012. In April 2011, our Board of Directors approved a new $250 million share repurchase program. As of July 1, 2012, $125.1 million remained available for repurchases of our Common Stock.
Item 4 - Reserved
Item 5 - Other Information
On August 7, 2012, the independent members of our Board of Directors, based on a recommendation from the Compensation and Executive Organization Committee of our Board, authorized our entering into an Executive Employment Agreement (the “Agreement”) with John P. Bilbrey, our President and Chief Executive Officer. We entered into the Agreement effective as of that day.
The Agreement provides for Mr. Bilbrey's continued employment as President and Chief Executive Officer and for Mr. Bilbrey's continuing service as a member of the Board of Directors. The Agreement does not have a specified term; Mr. Bilbrey's employment is on an at-will basis.
The Agreement provides for continuation of Mr. Bilbrey's annual base salary and participation in the Company's annual incentive program. Mr. Bilbrey is entitled to continue to participate in the Company's long-term incentive program, retirement and benefit plans as in effect from time to time, on a basis consistent with our other senior executives, and in our Supplemental Executive Retirement Plan and Executive Benefits Protection Plan (Group 3A) (“EBPP 3A”), each as currently in effect.
In the event Mr. Bilbrey's employment is terminated by the Company without cause or he resigns for good reason (in each case as defined in the Agreement), Mr. Bilbrey will be entitled to a cash severance benefit equal to two times his then current base salary and annual incentive program target. He also will be entitled to receive vested benefits under the various plans and programs in which he participates, a pro rata payment of the annual incentive program award for the year of termination (based on actual performance for the year) and to continue certain welfare benefits. In the event of a termination after a change in control, Mr. Bilbrey will be eligible to receive benefits under the EBPP 3A. He is not entitled to an excise tax gross-up.
The Agreement subjects Mr. Bilbrey to certain non-competition and non-solicitation covenants and to compensation recovery (clawback) to the extent required by applicable law and regulations.
The forgoing description of the Agreement is qualified in its entirety by reference to the full text of the Agreement, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated by reference.
Additional information regarding Mr. Bilbrey's compensation and our annual incentive program, long-term incentive program, Supplemental Executive Retirement Plan, EBPP 3A, and other plans and programs may be found in our Proxy Statement for the 2012 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 20, 2012, and in our Current Report on Form 8-K filed on February 24, 2012.

Item 6 - Exhibits
The following items are attached or incorporated herein by reference:

Exhibit Number	Description
10.1	The Executive Employment Agreement between the Company and John P. Bilbrey, dated as of August 7, 2012, is attached hereto and filed as Exhibit 10.1.
10.2	The Company's Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012, is attached hereto and filed as Exhibit 10.2.
10.3	The Company's Deferred Compensation Plan, Amended and Restated as of June 27, 2012, is attached hereto and filed as Exhibit 10.3.
12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended July 1, 2012 and July 3, 2011.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: August 8, 2012	/s/Humberto P. Alfonso
Humberto P. Alfonso
Chief Financial Officer

Date: August 8, 2012	/s/Richard M. McConville
Richard M. McConville
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 10.1	The Company's Executive Employment Agreement with John P. Bilbrey, dated as of August 7, 2012
Exhibit 10.2	The Company's Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012
Exhibit 10.3	The Company's Deferred Compensation Plan, Amended and Restated as of June 27, 2012
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase