Form 10-Q
period 2012-09-30
HERSHEY CO
filed 2012-11-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Common Stock, $1 par value – 162,571,954 shares, as of October 19, 2012. Class B Common Stock,
$1 par value – 60,629,917 shares, as of October 19, 2012.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	September 30, 2012	October 2, 2011
Net Sales	$1,746,709	$1,624,249
Costs and Expenses:
Cost of Sales	1,003,952	944,068
Selling. marketing and administrative	420,972	356,878
Business realignment and impairment charges, net	20,055	2,187
Total costs and expenses	1,444,979	1,303,133
Income before Interest and Income Taxes	301,730	321,116
Interest expense, net	24,535	23,041
Income before Income Taxes	277,195	298,075
Provision for income taxes	100,479	101,380
Net Income	$176,716	$196,695
Earnings Per Share - Basic - Class B Common Stock	$.73	$.81
Earnings Per Share - Diluted - Class B Common Stock	$.73	$.80
Earnings Per Share - Basic - Common Stock	$.80	$.89
Earnings Per Share - Diluted - Common Stock	$.77	$.86
Average Shares Outstanding - Basic - Common Stock	164,686	165,917
Average Shares Outstanding - Basic - Class B Common Stock	60,630	60,632
Average Shares Outstanding - Diluted	228,608	229,849
Cash Dividends Paid Per Share:
Common Stock	$.380	$.3450
Class B Common Stock	$.344	$.3125
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	September 30, 2012	October 2, 2011
Net Income	$176,716	$196,695

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,815	(37,826)
Pension and post-retirement benefit plans	(853)	5,185
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	35,682	(46,772)
Reclassification adjustments	14,644	(7,025)
Total other comprehensive income (loss), net of tax	60,288	(86,438)
Comprehensive Income	$237,004	$110,257
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Net Sales	$4,893,217	$4,513,643
Costs and Expenses:
Cost of Sales	2,788,543	2,612,957
Selling. marketing and administrative	1,217,939	1,080,594
Business realignment and impairment charges (credits), net	28,204	(5,927)
Total costs and expenses	4,034,686	3,687,624
Income before Interest and Income Taxes	858,531	826,019
Interest expense, net	72,903	70,869
Income before Income Taxes	785,628	755,150
Provision for income taxes	274,576	268,321
Net Income	$511,052	$486,829
Earnings Per Share - Basic - Class B Common Stock	$2.11	$2.00
Earnings Per Share - Diluted - Class B Common Stock	$2.09	$1.98
Earnings Per Share - Basic - Common Stock	$2.33	$2.20
Earnings Per Share - Diluted - Common Stock	$2.23	$2.12
Average Shares Outstanding - Basic - Common Stock	164,766	166,223
Average Shares Outstanding - Basic - Class B Common Stock	60,630	60,649
Average Shares Outstanding - Diluted	228,701	230,114
Cash Dividends Paid Per Share:
Common Stock	$1.140	$1.0350
Class B Common Stock	$1.032	$.9375

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Net Income	$511,052	$486,829

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	12,477	(24,219)
Pension and post-retirement benefit plans	11,755	13,241
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	34,913	(51,058)
Reclassification adjustments	47,947	(15,157)
Total other comprehensive income (loss), net of tax	107,092	(77,193)
Comprehensive Income	$618,144	$409,636
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	September 30, 2012	December 31, 2011
Current Assets:
Cash and cash equivalents	$466,235	$693,686
Accounts receivable - trade	649,328	399,499
Inventories	726,492	648,953
Deferred income taxes	103,438	136,861
Prepaid expenses and other	190,462	167,559
Total current assets	2,135,955	2,046,558
Property, Plant and Equipment, at cost	3,587,568	3,588,558
Less-accumulated depreciation and amortization	(1,969,390)	(2,028,841)
Net property, plant and equipment	1,618,178	1,559,717
Goodwill	594,854	516,745
Other Intangibles	220,223	111,913
Deferred Income Taxes	13,727	38,544
Other Assets	154,845	138,722
Total assets	$4,737,782	$4,412,199
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$435,283	$420,017
Accrued liabilities	644,959	612,186
Accrued income taxes	12,631	1,899
Short-term debt	208,352	42,080
Current portion of long-term debt	251,729	97,593
Total current liabilities	1,552,954	1,173,775
Long-term Debt	1,515,757	1,748,500
Other Long-term Liabilities	636,339	617,276
Deferred Income Taxes	35,770	—
Total liabilities	3,740,820	3,539,551
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2012 and 2011	—	—
Common Stock, shares issued: 299,271,827 in 2012 and 299,269,702 in 2011	299,271	299,269
Class B Common Stock, shares issued: 60,629,917 in 2012 and 60,632,042 in 2011	60,630	60,632
Additional paid-in capital	567,976	490,817
Retained earnings	4,960,822	4,699,597
Treasury-Common Stock shares at cost: 136,714,186 in 2012 and 134,695,826 in 2011	(4,572,198)	(4,258,962)
Accumulated other comprehensive loss	(335,239)	(442,331)
The Hershey Company stockholders’ equity	981,262	849,022
Noncontrolling interests in subsidiaries	15,700	23,626
Total stockholders' equity	996,962	872,648
Total liabilities and stockholders' equity	$4,737,782	$4,412,199
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Cash Flows Provided from (Used by) Operating Activities
Net Income	$511,052	$486,829
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	162,848	157,561
Stock-based compensation expense, net of tax of $13,115 and $10,963, respectively	24,249	19,831
Excess tax benefits from exercise of stock options	(28,190)	(9,561)
Deferred income taxes	12,189	(6,199)
Gain on sale of trademark licensing rights, net of tax of $5,962	—	(11,072)
Business realignment and impairment charges, net of tax of $24,843 and $8,104, respectively	43,540	13,335
Contributions to pension plans	(4,618)	(3,871)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(238,415)	(230,684)
Inventories	(84,302)	(125,533)
Accounts payable	38,206	51,882
Other assets and liabilities	169,348	(85,289)
Net Cash Flows Provided from Operating Activities	605,907	257,229
Cash Flows Provided from (Used by) Investing Activities
Capital additions	(200,988)	(251,206)
Capitalized software additions	(12,990)	(14,390)
Proceeds from sales of property, plant and equipment	392	260
Proceeds from sales of trademark licensing rights	—	20,000
Loan to affiliate	(16,000)	—
Business acquisitions	(172,856)	(5,750)
Net Cash Flows Used by Investing Activities	(402,442)	(251,086)
Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	170,121	13,082
Long-term borrowings	1,722	478
Repayment of long-term debt	(98,398)	(254,756)
Proceeds from lease financing agreement	—	47,601
Cash dividends paid	(249,827)	(228,391)
Exercise of stock options	227,764	171,629
Excess tax benefits from exercise of stock options	28,190	9,561
Net payments to noncontrolling interests	(12,928)	—
Repurchase of Common Stock	(497,560)	(357,650)
Net Cash Flows Used by Financing Activities	(430,916)	(598,446)
Decrease in Cash and Cash Equivalents	(227,451)	(592,303)
Cash and Cash Equivalents, beginning of period	693,686	884,642
Cash and Cash Equivalents, end of period	$466,235	$292,339

Interest Paid	$82,088	$84,050
Income Taxes Paid	$233,652	$223,991
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
We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2012 presentation. Operating results for the nine months ended September 30, 2012 may not be indicative of the results that may be expected for the year ending December 31, 2012, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

2.    BUSINESS ACQUISITIONS
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the consolidated financial statements since the respective dates of the acquisitions. The purchase price for each of the acquisitions is allocated to the assets acquired and liabilities assumed.
In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. ("Brookside"), a privately held confectionery company based in Abbottsford, British Columbia, Canada. Brookside has two production facilities located in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take home re-sealable pack type. At the time of the acquisition, annual net sales of the business were approximately $90 million. The business complements our position in North America and we expect to make investments in manufacturing capabilities and conduct market research that will enable future growth.
Our financial statements reflect the preliminary accounting for the Brookside acquisition. The purchase price for the acquisition was approximately $172.9 million. The preliminary purchase price allocation of the Brookside acquisition is as follows:

In thousands of dollars	Purchase Price Allocation (1)	Estimated Useful Life
Goodwill	$65,426	Indefinite
Trademarks	60,253	25
Other intangibles(2)	50,928	6	to	17
Other assets, net of liabilities assumed	23,468
Non-current deferred tax liabilities	(27,219)
Purchase Price	$172,856

(1)	The purchase price allocation is preliminary primarily due to ongoing analysis to determine working capital adjustments. We expect to finalize the purchase price allocation by the end of 2012.

(2)	Includes customer relationships, patents and covenants not to compete.
The excess purchase price over the estimated value of the net tangible and identifiable intangible assets was recorded to goodwill. The goodwill is not expected to be deductible for tax purposes.

In February 2011, we acquired a 49% interest in Tri-US, Inc. of Boulder, Colorado, a company that manufactures, markets and sells nutritional beverages under the “mix1” brand name. We invested $5.8 million and accounted for this investment using the equity method until January 2012. In January 2012, we made an additional investment of $6.0 million in Tri-US, Inc., resulting in a controlling ownership interest of approximately 69%. Our financial statements reflect the accounting for the acquisition of the controlling interest in Tri-US, Inc. Total liabilities recorded were $1.3 million. The amounts of goodwill and other intangibles acquired were $7.2 million and $1.4 million, respectively.
We included results subsequent to the acquisition dates in the consolidated financial statements. If we had included the results of the acquisitions in the consolidated financial statements for each of the periods presented, the effect would not have been material.
3.    NONCONTROLLING INTERESTS IN SUBSIDIARIES
In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., a consumer goods, confectionery and food company, to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we owned a 51% controlling interest in Godrej Hershey Ltd. In September 2012, we acquired the remaining 49% interest in Godrej Hershey Ltd. for approximately $15.9 million. Since the Company had a controlling interest in Godrej Hershey Ltd., the transaction was recorded in additional paid-in capital and the noncontrolling interest in Godrej Hershey Ltd. was eliminated as of September 30, 2012. Payments to noncontrolling interests associated with Godrej Hershey Ltd. were partially offset by equity contributions of $2.9 million by the noncontrolling interests in Hershey do Brasil.
The decrease in noncontrolling interests in subsidiaries from $23.6 million as of December 31, 2011 to $15.7 million as of September 30, 2012, reflected the impact of the acquisition of the remaining 49% interest in Godrej Hershey Ltd. in September 2012 and the noncontrolling interests' share of losses of the entities, partially offset by the adjustment to record the additional investment in Tri-US, Inc. in January 2012. The noncontrolling interests’ share of losses in subsidiaries increased income by $10.4 million for the nine months ended September 30, 2012 and by $5.0 million for the nine months ended October 2, 2011 and was included in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Nine Months Ended
In millions of dollars	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units ("RSUs")	$12.8	$6.8	$37.4	$30.8
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.6	$2.3	$13.1	$11.0
The increase in share-based compensation expense for the third quarter of 2012 resulted primarily from certain adjustments associated with accounting for performance stock units. The increase in share-based compensation expense for the first nine months of 2012 resulted primarily from the forfeiture of unvested awards due to participant changes during the second quarter of 2011.

Stock Options
A summary of the status of our stock options as of September 30, 2012, and the change during 2012 is presented below:

	For the Nine Months Ended September 30, 2012
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	14,540,442	$44.86	5.6 years
Granted	2,101,495	$60.84
Exercised	(5,084,493)	$44.64
Forfeited	(197,697)	$52.10
Outstanding as of September 30, 2012	11,359,747	$47.79	6.3 years
Options exercisable as of September 30, 2012	6,059,297	$45.51	4.5 years

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Weighted-average fair value of options granted (per share)	$10.59	$9.98
Intrinsic value of options exercised (in millions of dollars)	$108.2	$75.3
We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Dividend yields	2.4%	2.7%
Expected volatility	22.4%	22.6%
Risk-free interest rates	1.5%	2.8%
Expected lives in years	6.6	6.6
As of September 30, 2012, the aggregate intrinsic value of options outstanding was $271.1 million and the aggregate intrinsic value of options exercisable was $158.4 million.
As of September 30, 2012, there was $24.9 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.25 years.

Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of September 30, 2012, and the change during 2012 is presented below:

Performance Stock Units and Restricted Stock Units	For the Nine Months Ended September 30, 2012	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,740,479	$48.70
Granted	445,892	$64.07
Performance assumption change	216,375	$58.94
Vested	(589,430)	$42.80
Forfeited	(80,811)	$56.54
Outstanding as of September 30, 2012	1,732,505	$56.06
The table above excludes PSU awards for 71,676 units as of December 31, 2011 and 42,004 units as of September 30, 2012 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and directors during the year. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using the Monte Carlo simulation model on the date of grant:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Units granted	445,892	508,877
Weighted-average fair value at date of grant	$64.07	$52.23
Monte Carlo simulation assumptions:
Estimated values	$35.62	$37.79
Dividend yields	2.5%	2.7%
Expected volatility	20.0%	28.8%
As of September 30, 2012, there was $43.1 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$36.2	$34.3
Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 616,796 units as of September 30, 2012. Each unit is equivalent to one share of the Company’s Common Stock.
No stock appreciation rights were outstanding as of September 30, 2012.
For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K and our proxy statement for the 2012 annual meeting of stockholders.

5.    INTEREST EXPENSE
Net interest expense consisted of the following:

	For the Nine Months Ended
	September 30, 2012	October 2, 2011
In thousands of dollars
Interest expense	$79,893	$78,191
Interest income	(1,935)	(1,976)
Capitalized interest	(5,055)	(5,346)
Interest expense, net	$72,903	$70,869
6.    BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production was to transition from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, has transitioned to the West Hershey facility.
The forecast for the Next Century program pre-tax charges and non-recurring project implementation costs has been increased from a range of $160 million to $180 million to a range of $190 million to $200 million due to a pension settlement loss recorded during the third quarter of 2012 and an additional pension settlement loss expected to be recorded during the fourth quarter of 2012. Pension settlement losses are non-cash charges for the Company. This estimate includes $170 million to $180 million in pre-tax business realignment and impairment charges and approximately $20.0 million in project implementation and start-up costs. Total costs of $43.4 million were recorded in 2011 and $53.9 million were recorded in 2010.
Property associated with a former manufacturing facility with a carrying value of $4.0 million was being held for sale as of September 30, 2012. The fair value of this property was estimated based on expected sales proceeds.
Business realignment and impairment charges and credits recorded during the three-month and nine-month periods ended September 30, 2012 and October 2, 2011 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
In thousands of dollars
Cost of sales – Next Century program	$5,158	$9,464	$38,041	$23,346
Selling, marketing and administrative – Next Century program	587	1,868	2,138	4,020
Business realignment and impairment charges (credits), net
Next Century program
Plant closure expenses	6,938	1,600	14,173	3,727
Pension settlement loss	13,117	—	13,117	—
Employee separation costs (credits)	—	587	914	(9,654)
Total business realignment and impairment charges (credits), net	20,055	2,187	28,204	(5,927)
Total business realignment and impairment charges	$25,800	$13,519	$68,383	$21,439

Next Century Program
A charge of $5.2 million was recorded in cost of sales during the third quarter of 2012 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program. A charge of $0.6 million was recorded in selling, marketing and administrative expenses in the third quarter of 2012 related primarily to project administration for the Next Century program. Expenses of $6.9 million were recorded in the third quarter of 2012 primarily related to costs associated with the closure of a manufacturing facility and the relocation of production lines. The level of lump sum withdrawals during the first nine months of 2012 from one of the Company's pension plans by employees retiring or leaving the Company resulted in a non-cash pension settlement loss of $13.1 million recorded in the third quarter of 2012.
A charge of $38.0 million was recorded in cost of sales during the first nine months of 2012 related primarily to start-up costs associated with the Next Century program and accelerated depreciation of fixed assets over a reduced estimated remaining useful life. A charge of $2.1 million was recorded in selling, marketing and administrative expenses in the first nine months of 2012 related primarily to project administration for the Next Century program. Expenses of $14.2 million were recorded during the first nine months of 2012 primarily related to costs associated with the closure of a manufacturing facility and the relocation of production lines. Employee separation costs of $0.9 million for the Next Century program in the first nine months of 2012 were related to expected voluntary and involuntary terminations.
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
The September 30, 2012 liability balance relating to the Next Century program was $10.9 million for estimated employee separation costs which were recorded in 2010 and 2011. During the first nine months of 2012, we made payments against the liabilities of $9.4 million related to employee separation costs.

7.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
In thousands except per share amounts
Net income	$176,716	$196,695	$511,052	$486,829
Weighted-average shares - Basic
Common Stock	164,686	165,917	164,766	166,223
Class B Common Stock	60,630	60,632	60,630	60,649
Total weighted- average shares - Basic	225,316	226,549	225,396	226,872
Effect of dilutive securities:
Employee stock options	2,641	2,580	2,641	2,564
Performance and restricted stock units	651	720	664	678
Weighted-average shares - Diluted	228,608	229,849	228,701	230,114
Earnings Per Share - Basic
Class B Common Stock	$0.73	$0.81	$2.11	$2.00
Common Stock	$0.80	$0.89	$2.33	$2.20
Earnings Per Share - Diluted
Class B Common Stock	$0.73	$0.80	$2.09	$1.98
Common Stock	$0.77	$0.86	$2.23	$2.12
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
In millions
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	—	1.6	3.5	6.9

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. As of September 30, 2012 and December 31, 2011, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of September 30, 2012 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$1,914	$8,188
Other long-term assets	$—	$276	$—
Accrued liabilities	$13,113	$2,260	$—
Other long-term liabilities	$2,365	$196	$—
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2011 was as follows:

Balance Sheet Caption	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$3,954	$3,929
Accrued liabilities	$5,297	$2,103
Other long-term liabilities	$12	$—
The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.
The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. As of September 30, 2012, the fair value of foreign exchange forward contracts with gains totaled $2.2 million and the fair value of foreign exchange forward contracts with losses totaled $2.5 million.
As of September 30, 2012, prepaid expense and other current assets associated with commodities futures and options contracts were associated with the fair value of commodity derivative instruments and cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 30, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(15,477)	$3,249	$70,129
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(2,646)	$(2,563)	$(72,000)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$2,465
The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 2, 2011 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$7,856	$(21,786)	$(69,750)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$1,558	$723	$22,400
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$(691)

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
The amount of net losses on cash flow hedging derivatives, including interest rate swap agreements, foreign exchange forward contracts and options and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $6.1 million after tax as of September 30, 2012. This amount was primarily associated with commodities futures and options contracts.
For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

9.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended September 30, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$176,716
Other comprehensive income (loss):
Foreign currency translation adjustments	$10,815	—	10,815
Pension and post-retirement benefit plans	(1,425)	572	(853)
Cash flow hedges:
Gains on cash flow hedging derivatives	58,797	(23,115)	35,682
Reclassification adjustments	23,233	(8,589)	14,644
Total other comprehensive income	$91,420	$(31,132)	60,288
Comprehensive income			$237,004

	For the Three Months Ended October 2, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$196,695
Other comprehensive income (loss):
Foreign currency translation adjustments	$(37,826)	$—	(37,826)
Pension and post-retirement benefit plans	8,178	(2,993)	5,185
Cash flow hedges:
Losses on cash flow hedging derivatives	(78,216)	31,444	(46,772)
Reclassification adjustments	(11,504)	4,479	(7,025)
Total other comprehensive loss	$(119,368)	$32,930	(86,438)
Comprehensive income			$110,257

	For the Nine Months Ended September 30, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$511,052
Other comprehensive income (loss):
Foreign currency translation adjustments	$12,477	$—	12,477
Pension and post-retirement benefit plans	18,958	(7,203)	11,755
Cash flow hedges:
Gains on cash flow hedging derivatives	57,901	(22,988)	34,913
Reclassification adjustments	77,209	(29,262)	47,947
Total other comprehensive income	$166,545	$(59,453)	107,092
Comprehensive income			$618,144

	For the Nine Months Ended October 2, 2011
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$486,829
Other comprehensive income (loss):
Foreign currency translation adjustments	$(24,219)	$—	(24,219)
Pension and post-retirement benefit plans	21,670	(8,429)	13,241
Cash flow hedges:
Losses on cash flow hedging derivatives	(83,680)	32,622	(51,058)
Reclassification adjustments	(24,681)	9,524	(15,157)
Total other comprehensive loss	$(110,910)	$33,717	(77,193)
Comprehensive income			$409,636

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	September 30, 2012	December 31, 2011
In thousands of dollars
Foreign currency translation adjustments	$13,936	$1,459
Pension and post-retirement benefit plans, net of tax	(344,648)	(356,403)
Cash flow hedges, net of tax	(4,527)	(87,387)
Total accumulated other comprehensive loss	$(335,239)	$(442,331)

10.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	September 30, 2012	December 31, 2011
In thousands of dollars
Raw materials	$272,372	$241,812
Goods in process	95,591	91,956
Finished goods	568,579	482,095
Inventories at FIFO	936,542	815,863
Adjustment to LIFO	(210,050)	(166,910)
Total inventories	$726,492	$648,953
The increase in raw material inventories as of September 30, 2012 reflected higher ingredient costs in 2012 and the seasonal timing of deliveries to support manufacturing requirements. Finished goods inventories were higher as of September 30, 2012 due to higher costs in 2012 and increases to support anticipated sales levels of everyday and seasonal items, in addition to the introduction of new products.
11.    SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of September 30, 2012, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

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
13.    FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2012 and December 31, 2011, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,767.5 million as of September 30, 2012, compared with a fair value of $2,061.4 million, based on quoted market prices for the same or similar debt issues.
Interest Rate Swaps
In order to minimize financing costs and to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In April 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2013 to repay $250 million of 5.0% Notes maturing in April 2013. The weighted-average fixed rate on these forward starting swap agreements was 2.4%. In May 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2015 to repay $250 million of 4.85% Notes maturing in August 2015. The weighted-average fixed rate on these forward starting swap agreements was 2.7%.
The fair value of interest rate swap agreements was a liability of $15.5 million as of September 30, 2012. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information, see Note 8. Derivative Instruments and Hedging Activities.
Foreign Exchange Forward Contracts
The following table summarizes our foreign exchange activity:

	September 30, 2012
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$25.7	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$63.9	Canadian dollars

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
A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, is as follows:

Description	Fair Value as of September 30, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$10,378	$8,188	$2,190	$—
Liabilities
Cash flow hedging derivatives	$17,934	$—	$17,934	$—
As of September 30, 2012, cash flow hedging derivative Level 1 assets were related to the fair value of commodity derivative instruments and cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
As of September 30, 2012, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts with gains. Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts with losses. The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.
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
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $10.3 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
16.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
In thousands of dollars
Service cost	$7,576	$7,507	$293	$333
Interest cost	12,665	13,147	3,316	3,744
Expected return on plan assets	(18,222)	(19,640)	—	—
Amortization of prior service cost (credit)	182	231	156	(63)
Recognized net actuarial loss (gain)	9,895	6,693	(25)	(18)
Administrative expenses	137	134	22	110
Net periodic benefit cost	12,233	8,072	3,762	4,106
Settlement loss	13,117	—	—	—
Curtailment credit	—	(7)	—	—
Total amount reflected in earnings	$25,350	$8,065	$3,762	$4,106
We made contributions of $2.9 million and $5.7 million to the pension plans and other benefits plans, respectively, during the third quarter of 2012. In the third quarter of 2011, we made contributions of $1.3 million and $5.4 million to our pension and other benefits plans, respectively. The $5.4 million of contributions to other benefits plans reflected a reimbursement of $0.2 million received during the third quarter of 2011 related to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 healthcare benefit costs. The contributions in 2012 and 2011 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The pension settlement loss in 2012 and the curtailment credit recorded in the third quarter of 2011 related to the Next Century program.

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
In thousands of dollars
Service cost	$22,722	$22,544	$879	$1,000
Interest cost	37,980	39,752	9,942	11,232
Expected return on plan assets	(54,634)	(58,675)	—	—
Amortization of prior service cost (credit)	545	692	465	(190)
Recognized net actuarial loss (gain)	29,673	20,779	(75)	(54)
Administrative expenses	437	550	117	211
Net periodic benefit cost	36,723	25,642	11,328	12,199
Settlement loss	13,117	—	—	—
Curtailment loss (credit)	—	1,826	—	(174)
Total amount reflected in earnings	$49,840	$27,468	$11,328	$12,025
We made contributions of $4.6 million and $16.7 million to the pension plans and other benefits plans, respectively, during the first nine months of 2012. During the first nine months of 2011, we made contributions of $3.9 million and $15.7 million to our pension and other benefits plans, respectively. The $15.7 million of contributions to the other benefits plans reflected a reimbursement of $0.8 million received during 2011 relating to the Early Retiree Reinsurance Program, a one-time government program providing reimbursement for a portion of pre-65 health care benefit costs. The contributions in 2012 and 2011 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The pension settlement loss in 2012 and the pension curtailment loss and other benefits curtailment credit recorded in the first nine months of 2011 related to the Next Century program which is described in more detail in Note 6. Business Realignment and Impairment Charges.
For 2012, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2012 is not material.
For more information, refer to the consolidated financial statements and notes included in our 2011 Annual Report on Form 10-K.

17.    SHARE REPURCHASES
Repurchases and Issuances of Common Stock
A summary of cumulative share repurchases and issuances is as follows:

	For the Nine Months Ended September 30, 2012
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	2,054	$124,931
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	5,411	372,629
Total share repurchases	7,465	497,560
Shares issued for stock options and incentive compensation	(5,447)	(184,324)
Net change	2,018	$313,236
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of September 30, 2012, $125.1 million remained available for repurchases of our Common Stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2012	October 2, 2011	Percent Change Increase (Decrease)	September 30, 2012	October 2, 2011	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,746.7	$1,624.3	7.5%	$4,893.2	$4,513.6	8.4%
Cost of Sales	1,003.9	944.1	6.3	2,788.5	2,612.9	6.7
Gross Profit	742.8	680.2	9.2	2,104.7	1,900.7	10.7
Gross Margin	42.5%	41.9%		43.0%	42.1%
SM&A Expense	421.0	356.9	18.0	1,218.0	1,080.6	12.7
SM&A Expense as a percent of sales	24.1%	22.0%		24.9%	23.9%
Business Realignment and Impairment Charges (Credits), net	20.1	2.2	817.0	28.2	(5.9)	575.9
EBIT	301.7	321.1	(6.0)	858.5	826.0	3.9
EBIT Margin	17.3%	19.8%		17.5%	18.3%
Interest Expense, net	24.5	23.0	6.5	72.9	70.9	2.9
Provision for Income Taxes	100.5	101.4	(0.9)	274.6	268.3	2.3
Effective Income Tax Rate	36.2%	34.0%		34.9%	35.5%
Net Income	$176.7	$196.7	(10.2)	$511.0	$486.8	5.0
Net Income Per Share-Diluted	$0.77	$0.86	(10.5)	$2.23	$2.12	5.2
Results of Operations - Third Quarter 2012 vs. Third Quarter 2011
U.S. Price Increases
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
Net Sales
Net sales increased 7.5% in the third quarter of 2012 over the comparable period of 2011 due to net price realization of 3.9% and sales volume increases of 2.1%. Sales volume increases were primarily associated with incremental sales of new products, primarily in the United States. Unfavorable foreign currency exchange rates reduced net sales by 0.8%. Net sales attributable to Brookside contributed 2.3% to the increase.

Key Marketplace Metrics
For the twelve-week period ending October 6, 2012, consumer takeaway increased 5.9% in 2012 compared with the same period of 2011. Market share in measured channels increased by 1.1 share points in the twelve-week period ending October 6, 2012 compared with the same period of 2011. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 6.3% in the third quarter of 2012 due to higher input and supply chain costs, along with the impact of sales volume increases, which together increased total cost of sales by approximately 5.9%. An increase to cost of sales of 2.7% resulted from the Brookside acquisition. Supply chain productivity improvements reduced cost of sales by approximately 1.9%. Business realignment and impairment charges of $5.2 million were included in cost of sales in the third quarter of 2012 compared with $9.5 million in the third quarter of 2011, resulting in a reduction in cost of sales of 0.5%.
Gross margin increased by 0.6 percentage points in the third quarter of 2012 primarily as a result of price realization and supply chain productivity improvements, which together improved gross margin by 3.0 percentage points. These improvements were substantially offset by higher input, supply chain and product obsolescence costs of approximately 2.4 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 18.0% in the third quarter of 2012 primarily due to higher marketing and employee-related expenses, increased incentive compensation costs and expenses associated with business acquisitions. Selling, marketing and administrative costs in the third quarter of 2011 were reduced by a $17.0 million gain on the sale of certain trademark licensing rights. Advertising costs in the third quarter of 2012 increased by 12.1% from the same period in 2011.
Business realignment charges of $0.6 million were included in selling, marketing and administrative expenses in the third quarter of 2012. Business realignment charges of $1.9 million were included in selling, marketing and administrative expenses in the third quarter of 2011.
Business Realignment and Impairment Charges
Business realignment and impairment charges of $20.1 million associated with the Next Century program were recorded in the third quarter of 2012. The 2012 charges were associated with a non-cash pension settlement loss of $13.1 million and charges associated with the closure of a manufacturing facility.
Business realignment and impairment charges of $2.2 million were recorded in the third quarter of 2011 associated with the Next Century program. The 2011 charges were primarily associated with asset retirement costs and employee separation expenses.
Income Before Interest and Income Taxes and EBIT Margin
EBIT decreased in the third quarter of 2012 compared with the third quarter of 2011 as a result of higher selling, marketing and administrative expenses and business realignment charges which more than offset an increase in gross profit. Net pre-tax business realignment and impairment charges of $25.8 million were recorded in the third quarter of 2012. Net pre-tax business realignment and impairment charges of $13.5 million were recorded in the third quarter of 2011.
EBIT margin decreased from 19.8% for the third quarter of 2011 to 17.3% for the third quarter of 2012 due to higher selling, marketing and administrative expenses and higher business realignment charges as a percent of sales, offset partially by the increase in gross margin.
Interest Expense, Net
Net interest expense was higher in the third quarter of 2012 than the comparable period of 2011 primarily reflecting the impact of higher short-term borrowings.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 36.2% for the third quarter of 2012 compared with 34.0% for the third quarter of 2011. The increase was associated with the changes to Pennsylvania state tax legislation enacted in the third quarter of 2012, the impact of other discrete tax items recognized in third quarter of 2012 compared with 2011, and the impact of the mix of income among various tax jurisdictions.
Net Income and Net Income Per Share
Earnings per share-diluted in the third quarter of 2012 decreased $0.09 as compared with the third quarter of 2011. Net income was reduced by $16.5 million, or $0.07 per share-diluted, in the third quarter of 2012 as a result of business realignment and impairment charges. Closing and integration costs for the Brookside acquisition reduced net income by $3.5 million, or $0.02 per share-diluted, in the third quarter of 2012. Net income was reduced by $2.7 million, or $0.01 per share-diluted related to higher non-service related pension expenses in the third quarter of 2012 compared with 2011. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.03 per share, or 3.6%, in 2012 compared with 2011.
Results of Operations - First Nine Months 2012 vs. First Nine Months 2011
Net Sales
Net sales increased 8.4% for the first nine months of 2012 over the comparable period of 2011 due primarily to net price realization of 6.8% as well as sales volume increases of 0.6%. The increase was partially offset by the impact of unfavorable foreign currency exchange rates which reduced net sales by 0.8%. Net sales attributable to Brookside contributed 1.8% to the increase in net sales.
Key Marketplace Metrics
For the year-to-date period ended October 6, 2012, consumer takeaway increased 5.2% compared with the same period of 2011. Market share in measured channels increased 0.4 share points in the year-to-date period ended October 6, 2012 compared with the same period of 2011. Consumer takeaway and the change in market share are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 6.7% in the first nine months of 2012 primarily due to higher input and supply chain costs, along with the impact of an unfavorable sales mix, which together increased total cost of sales by about 5.6%. An increase in cost of sales of 2.0% resulted from the Brookside acquisition. Supply chain productivity improvements reduced cost of sales by approximately 2.1%. Business realignment and impairment charges of $38.0 million were included in cost of sales in the first nine months of 2012 compared with $23.3 million included in the comparable period of 2011, resulting in an increase to cost of sales of 0.6%.
Gross margin increased by 0.9 percentage points for the first nine months of 2012 primarily as a result of price realization and supply chain productivity improvements, which together improved gross margin by 4.5 percentage points. These improvements were partially offset by higher input, supply chain and product obsolescence costs of approximately 3.2 percentage points. The impact of higher business realignment and impairment charges recorded in the first nine months of 2012 compared with the same period of 2011 reduced gross margin by 0.3 percentage points.

Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 12.7% in the first nine months of 2012 primarily due to increased advertising and marketing research expenses, higher employee-related expenses, increased incentive compensation costs and expenses associated with business acquisitions. In addition, selling, marketing and administrative expenses in the first nine months of 2011 were reduced by a $17.0 million gain on the sale of certain trademark licensing rights. The increases in the first nine months of 2012 were partially offset by lower costs associated with legal fees and contingencies compared with the first nine months of 2011. Advertising costs in the first nine months of 2012 increased by 12.1% from the same period in 2011.
Business realignment charges of $2.1 million were included in selling, marketing and administrative expenses in the first nine months of 2012. Business realignment charges of $4.0 million were included in selling, marketing and administrative expenses in the first nine months of 2011.
Business Realignment and Impairment Charges (Credits)
Business realignment and impairment charges of $28.2 million associated with the Next Century program were recorded in the first nine months of 2012. The 2012 charges were primarily associated with the relocation and start up of production lines and the closure of a manufacturing facility, in addition to the pension settlement loss recorded in the third quarter of 2012.
Net pre-tax business realignment and impairment credits of $5.9 million were recorded in the first nine months of 2011 associated with the Next Century program. The 2011 credits were primarily associated with a reduction of employee separation expense of $9.7 million, partially offset by asset retirement costs.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the first nine months of 2012 compared with the first nine months of 2011 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $68.4 million were recorded in the first nine months of 2012. Net pre-tax business realignment and impairment charges of $21.4 million were recorded in the first nine months of 2011.
EBIT margin decreased from 18.3% for the first nine months of 2011 to 17.5% for the first nine months of 2012 as higher selling, marketing and administrative expenses and business realignment and impairment charges as a percent of sales more than offset the increase in gross margin.
Interest Expense, Net
Net interest expense was slightly higher in the first nine months of 2012 than the comparable period of 2011, primarily reflecting increased interest expense associated with higher short-term borrowings.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.9% for the first nine months of 2012 compared with 35.5% for the first nine months of 2011. Excluding the impact of tax rates associated with business realignment and impairment charges, we expect our income tax rate for the full year 2012 to be slightly less than 35.0%.
Net Income and Net Income Per Share
Earnings per share-diluted for the first nine months of 2012 were $2.23 compared with $2.12 for the first nine months of 2011. Net income was reduced by $43.5 million, or $0.19 per share-diluted, in the first nine months of 2012 as a result of business realignment and impairment charges. Net income was reduced by $8.3 million, or $0.04 per share-diluted, in the first nine months of 2012 as a result of closing and integration costs for the Brookside acquisition. Net income was reduced by $8.0 million, or $0.04 per share-diluted, related to higher non-service related pension expenses in the first nine months of 2012 compared with 2011. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.37 per share, or 17.4%, in 2012 compared with 2011.

Liquidity and Capital Resources
Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand and issuing commercial paper. Commercial paper also may be issued, from time to time, to finance ongoing business transactions such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first nine months of 2012, cash and cash equivalents decreased by $227.5 million to $466.2 million.
Cash provided from operations, cash on hand at the beginning of the period, short-term borrowings and other cash inflows, primarily associated with the exercise of stock options, during the first nine months of 2012 were sufficient to fund the repurchase of Common Stock of $497.6 million, business acquisitions of $172.9 million, capital additions and capitalized software expenditures of $214.0 million and dividend payments of $249.8 million.
Net cash provided from operating activities was $605.9 million in 2012 and $257.2 million in 2011. The increase was primarily the result of the change in cash provided from (used by) other assets and liabilities, the impact of business realignment and impairment charges, and higher net income in 2012. Cash provided from changes in other assets and liabilities was $169.3 million for the first nine months of 2012 compared with cash used of $85.3 million for the same period of 2011. The increase in the amount of cash provided from other assets and liabilities from 2011 to 2012 primarily reflected the effect of hedging transactions of $250.0 million. Cash used by working capital was $284.5 million in 2012 compared with $304.3 million in 2011. The decrease in cash used by working capital was principally related to changes in raw material and finished goods inventories in 2012 compared with 2011. This was offset somewhat by an increase in accounts receivable resulting from higher sales in 2012 compared with 2011, along with a decrease in accounts payable in 2012 compared with 2011, primarily associated with capital and manufacturing expenditures.
During the first nine months of 2012, the Company acquired Brookside for approximately $172.9 million. Also during the first nine months of 2012, the Company loaned $16.0 million to an affiliate to finance the expansion of its manufacturing capacity.
In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., a consumer goods, confectionery and food company, to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we owned a 51% controlling interest in Godrej Hershey Ltd. In September 2012, we acquired the remaining 49% interest in Godrej Hershey Ltd. for approximately $15.9 million reflected in net payments to noncontrolling interests. Since the Company had a controlling interest in Godrej Hershey Ltd., the transaction was recorded in additional paid-in capital and the noncontrolling interest in Godrej Hershey Ltd. was eliminated as of September 30, 2012. Payments to noncontrolling interests associated with Godrej Hershey Ltd. were partially offset by equity contributions of $2.9 million by the noncontrolling interests in Hershey do Brasil.
During the third quarter 2011, the Company recorded an $11.1 million gain, net of tax, on the sale of trademark licensing rights. We received net proceeds of $20.0 million from this sale. Additionally, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility. Based on the leasing agreement, we are deemed to be the "owner" of the property for accounting purposes. We received net proceeds of $47.6 million and recorded a lease financing obligation of $50.0 million under the leasing agreement.
Interest paid was $82.1 million during the first nine months of 2012 versus $84.1 million for the comparable period of 2011. The decrease in interest paid in 2012 was due to timing of long-term interest payments. Income taxes paid were $233.7 million during the first nine months of 2012 versus $224.0 million for the comparable period of 2011. The increase in taxes paid in 2012 was primarily related to the impact of higher annualized taxable income in 2012 compared with 2011.
The ratio of current assets to current liabilities was 1.4:1.0 as of September 30, 2012 and 1.7:1.0 as of December 31, 2011. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 67% as of September 30, 2012 from 68% as of December 31, 2011.
Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. As of September 30, 2012, we had commercial paper borrowings of $50.0 million.

Outlook
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2011 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
Our results for the first nine months of 2012 were strong and we expect to continue our marketplace momentum. The economic environment is expected to continue to be challenging during the remainder of 2012. We will continue to remain focused on building brands in both the U.S. and key international markets and will make incremental investments in our brands and business capabilities. We have planned merchandising and programming events during the remainder of the year and will work closely with retail customers and monitor our brand performance. We will continue with the distribution and rollout of Jolly Rancher Crunch 'N Chew candy, Rolo minis, Ice Breakers Duo mints and Hershey's Simple Pleasures candy.
Advertising expense increased 12.1% in the first nine months of 2012, compared with the first nine months of 2011. For the full year, we now expect advertising to increase 13% to 15% versus the prior year, supporting core brands in both the U.S. and key international markets, new product launches, and new advertising campaigns on the Jolly Rancher and Rolo brands.
Excluding the Brookside acquisition, we expect organic sales volume growth to continue to improve in the fourth quarter and be up for the full-year 2012. Including a 1.75 to 2.0 percentage point benefit from net sales for Brookside at current exchange rates, we now expect full-year net sales growth of about 8% to 9%, including the impact of foreign currency exchange rates.
In 2012, the Company expects reported earnings per share-diluted of $2.87 to $2.92. Reported earnings per share-diluted includes anticipated business realignment and impairment charges of $0.23 to $0.24 per share-diluted related to the Next Century program and non-service related pension expenses of $0.06 per share-diluted. Reported gross margin, reported EBIT margin and reported earnings per share-diluted will be impacted by these charges and expenses in addition to closing and integration costs related to the Brookside acquisition estimated at $0.04 to $0.05 per share-diluted. We now expect reported gross margin to increase from 120 to 140 basis points in 2012.
We do not expect a material change to our full-year inflation outlook. We continue to expect that input costs in 2012 will be higher than last year. As a result of our strong results for the first nine months and further visibility into our full-year cost structure, we now expect adjusted gross margin expansion of 120 to 140 basis points compared with last year, driven by net price realization, strong productivity and cost savings. Therefore, considering our results for the first nine months and planned investments in advertising, market research, category management and selling capabilities during the remainder of the year, particularly in our international markets, we now expect adjusted earnings per share-diluted for 2012 to be in the range of $3.22 to $3.25, a 14% to 15% increase over 2011. This is greater than our previous estimate of a 12% to 14% increase.
As we look to 2013, we assume the economic environment for retailers and consumers will continue to be challenging. However, we believe the investments we've made have resulted in a business model that is more efficient and effective, enabling us to deliver predictable, consistent and achievable marketplace and financial performance. Therefore, we expect 2013 net sales growth to be within our 5% to 7% long-term target, including the impact of foreign currency exchange rates, as we continue to focus on core brands and innovation in both the U.S. and key international markets. Additionally, we will leverage Hershey's scale at retail as we launch Brookside branded products in the broader U.S. food, drug and mass merchandiser channels. We remain focused on gross margin. We have solid productivity and cost savings initiatives in place and, while early in the planning cycle, we do not expect input cost inflation next year. Therefore, we expect to achieve gross margin expansion in 2013 and growth in adjusted earnings per share-diluted in the 8% to 10% range, consistent with our long-term target, as reflected in the reconciliation of reported to adjusted projections for 2013 on page 30.
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
In 2012, the Company expects acquisition closing and integration costs related to the Brookside acquisition to be $0.04 to $0.05 per share-diluted. The Company also expects to record total GAAP charges of about $80 million to $85 million, or $0.23 to $0.24 per share-diluted, attributable to the Next Century program. Non-service related pension expenses are expected to be $0.06 per share-diluted in 2012.
In 2013, the Company expects to record acquisition closing and integration costs of $0.01 per share-diluted. The Company expects to record GAAP charges of about $10 million to $15 million, or $0.02 to $0.04 per share-diluted, attributable to the Next Century program. Non-service related pension expenses are expected to be $0.06 per share-diluted in 2013.
Below is a reconciliation of 2011 and projected 2012 and 2013 earnings per share-diluted in accordance with GAAP to non-GAAP 2011 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2012 and 2013:

	2011	2012 (Projected)	2013 (Projected)
Reported EPS-Diluted	$2.74	$2.87 - $2.92	$3.37 - $3.49
Acquisition closing and integration charges	—	0.04 - 0.05	0.01
Gain on sale of trademark licensing rights	(0.05)	—	—
Total Business Realignment and Impairment Charges	0.13	0.23 - 0.24	0.02 - 0.04
Non-service related pension expenses	0.01	0.06	0.06
Adjusted EPS-Diluted	$2.83	$3.22 - $3.25	$3.48 - $3.58

Outlook for Project Next Century
In June 2010, we announced the Next Century program as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. We now expect total pre-tax charges and non-recurring project implementation costs for the Next Century program of $190 million to $200 million due to the $13.1 million pension settlement loss recorded during the third quarter of 2012 and the pension settlement loss expected to be recorded during the fourth quarter of 2012. The pension settlement losses are non-cash charges for the Company.
During 2012, we now expect to record $80 million to $85 million in program charges. During 2012, we expect capital expenditures for the Next Century program to be approximately $65 million to $70 million. Depreciation and amortization for 2012 is estimated to be $200 million, excluding accelerated depreciation of approximately $20 million related to the Next Century program. The Next Century program is expected to provide annual cost savings from efficiency improvements of $65 million to $80 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $10.8 million as of September 30, 2012. The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $9.7 million as of September 30, 2012 and was $19.4 million as of December 31, 2011. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions decreased from $41.3 million as of December 31, 2011, to $5.3 million as of September 30, 2012. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION
Items 1, 1A, 3 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
July 2 through July 29, 2012	—	—	—	$125,069

July 30 through August 26, 2012	3,565,080	72.17	—	$125,069

August 27 through September 30, 2012	302,000	72.55	—	$125,069

Total	3,867,080	72.20	—
In April 2011, our Board of Directors approved a new $250 million share repurchase program. As of September 30, 2012, $125.1 million remained available for repurchases of our Common Stock.
Item 4 - Reserved
Item 6 - Exhibits
The following items are attached or incorporated herein by reference:

Exhibit Number	Description
12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 30, 2012 and October 2, 2011.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: November 7, 2012	/s/Humberto P. Alfonso
Humberto P. Alfonso
Chief Financial Officer

Date: November 7, 2012	/s/Richard M. McConville
Richard M. McConville
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase