Form 10-Q
period 2013-03-31
HERSHEY CO
filed 2013-05-08
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Common Stock, $1 par value – 163,101,614 shares, as of April 19, 2013. Class B Common Stock,
$1 par value – 60,628,572 shares, as of April 19, 2013.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Net Sales	$1,827,426	$1,732,064
Costs and Expenses:
Cost of sales	978,089	988,668
Selling. marketing and administrative	450,669	405,562
Business realignment and impairment charges, net	6,851	3,304
Total costs and expenses	1,435,609	1,397,534
Income before Interest and Income Taxes	391,817	334,530
Interest expense, net	23,633	24,024
Income before Income Taxes	368,184	310,506
Provision for income taxes	126,278	111,855
Net Income	$241,906	$198,651
Earnings Per Share - Basic - Class B Common Stock	$1.00	$.82
Earnings Per Share - Diluted - Class B Common Stock	$0.99	$.81
Earnings Per Share - Basic - Common Stock	$1.11	$.91
Earnings Per Share - Diluted - Common Stock	$1.06	$.87
Average Shares Outstanding - Basic - Common Stock	163,776	164,603
Average Shares Outstanding - Basic - Class B Common Stock	60,629	60,631
Average Shares Outstanding - Diluted	227,706	228,655
Cash Dividends Paid Per Share:
Common Stock	$.42	$.380
Class B Common Stock	$.38	$.344
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Net Income	$241,906	$198,651

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	123	12,739
Pension and post-retirement benefit plans	6,769	5,993
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(1,773)	10,005
Reclassification adjustments	3,617	17,291
Total other comprehensive income, net of tax	8,736	46,028
Comprehensive Income	$250,642	$244,679
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	March 31, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$730,096	$728,272
Accounts receivable - trade	516,593	461,383
Inventories	626,643	633,262
Deferred income taxes	119,812	122,224
Prepaid expenses and other	186,877	168,344
Total current assets	2,180,021	2,113,485
Property, Plant and Equipment, at cost	3,624,875	3,560,626
Less-accumulated depreciation and amortization	(1,919,488)	(1,886,555)
Net property, plant and equipment	1,705,387	1,674,071
Goodwill	585,735	588,003
Other Intangibles	210,071	214,713
Deferred Income Taxes	16,793	12,448
Other Assets	147,623	152,119
Total assets	$4,845,630	$4,754,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$412,319	$441,977
Accrued liabilities	620,420	650,906
Accrued income taxes	105,922	2,329
Short-term debt	100,552	118,164
Current portion of long-term debt	252,854	257,734
Total current liabilities	1,492,067	1,471,110
Long-term Debt	1,539,800	1,530,967
Other Long-term Liabilities	666,175	668,732
Deferred Income Taxes	35,024	35,657
Total liabilities	3,733,066	3,706,466
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2013 and 2012	—	—
Common Stock, shares issued: 299,273,172 in 2013 and 299,272,927 in 2012	299,272	299,272
Class B Common Stock, shares issued: 60,628,572 in 2013 and 60,628,817 in 2012	60,629	60,629
Additional paid-in capital	608,656	592,975
Retained earnings	5,177,919	5,027,617
Treasury-Common Stock shares at cost: 136,294,479 in 2013 and 136,115,714 in 2012	(4,669,703)	(4,558,668)
Accumulated other comprehensive loss	(376,339)	(385,076)
The Hershey Company stockholders’ equity	1,100,434	1,036,749
Noncontrolling interests in subsidiaries	12,130	11,624
Total stockholders' equity	1,112,564	1,048,373
Total liabilities and stockholders' equity	$4,845,630	$4,754,839
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Cash Flows Provided from (Used by) Operating Activities
Net Income	$241,906	$198,651
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	48,748	54,868
Stock-based compensation expense	12,454	11,535
Excess tax benefits from stock-based compensation	(28,088)	(10,566)
Deferred income taxes	(7,793)	(954)
Non-cash business realignment and impairment charges	—	9,104
Contributions to pension and other benefit plans	(6,114)	(6,331)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(55,210)	(91,631)
Inventories	(2,181)	(21,364)
Accounts payable	(6,497)	(16,673)
Other assets and liabilities	95,955	149,163
Net Cash Flows Provided from Operating Activities	293,180	275,802
Cash Flows Provided from (Used by) Investing Activities
Capital additions	(90,592)	(88,487)
Capitalized software additions	(3,119)	(3,240)
Proceeds from sales of property, plant and equipment	420	—
Loan to affiliate	—	(9,000)
Business acquisitions	—	(172,856)
Net Cash Flows Used by Investing Activities	(93,291)	(273,583)
Cash Flows Provided from (Used by) Financing Activities
Net (decrease) increase in short-term debt	(18,520)	108,629
Long-term borrowings	1,543	49
Repayment of long-term debt	(41)	(1,513)
Cash dividends paid	(91,604)	(83,533)
Exercise of stock options	85,043	54,111
Excess tax benefits from stock-based compensation	28,088	10,566
Contributions from noncontrolling interests	1,470	1,470
Repurchase of Common Stock	(204,044)	(218,345)
Net Cash Flows Used by Financing Activities	(198,065)	(128,566)
Increase (decrease) in Cash and Cash Equivalents	1,824	(126,347)
Cash and Cash Equivalents, beginning of period	728,272	693,686
Cash and Cash Equivalents, end of period	$730,096	$567,339

Interest Paid	$29,183	$31,393
Income Taxes Paid	$74	$7,583
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
We included all adjustments (consisting only of normal recurring accruals) which we believe were considered necessary for a fair presentation. We reclassified certain prior year amounts to conform to the 2013 presentation. An adjustment was made to the Consolidated Statement of Cash Flows for the three months ended April 1, 2012, to reflect a loan to affiliate of $9.0 million in Net Cash Used by Investing Activities. This adjustment resulted in a corresponding reduction to Net Cash Used by Financing Activities.
Operating results for the three months ended March 31, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
2.    BUSINESS ACQUISITIONS
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations are included in the consolidated financial statements since the respective dates of the acquisitions. The purchase price for business acquisitions is allocated to the assets acquired and liabilities assumed.
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
We own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. During the first quarters of 2013 and 2012, the Company and Bauducco each contributed cash of approximately $1.5 million to Hershey do Brasil. The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.
The increase in noncontrolling interests in subsidiaries from $11.6 million as of December 31, 2012 to $12.1 million as of March 31, 2013 reflected the impact of the cash contributed by Bauducco. These increases were partially offset by the impact of the noncontrolling interests’ share of losses of these entities, as well as the impact of currency translation adjustments. The share of losses pertaining to the noncontrolling interests in subsidiaries was $1.1 million for the three months ended March 31, 2013 and $4.0 million for the three months ended April 1, 2012. This was reflected in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended
In millions of dollars	March 31, 2013	April 1, 2012
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units ("RSUs")	$12.5	$11.5
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.3	$4.1
The increase in share-based compensation expense for the first quarter of 2013 was driven by an increase in the compensation amount upon which the number of stock-based awards granted in 2013 was based.
Stock Options
A summary of the status of our stock options as of March 31, 2013, and the change during 2013 is presented below:

	For the Three Months Ended March 31, 2013
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	10,553,914	$48.08	6.1 years
Granted	1,722,194	$81.66
Exercised	(1,921,544)	$45.00
Forfeited	(34,704)	$64.54
Outstanding as of March 31, 2013	10,319,860	$54.22	6.8 years
Options exercisable as of March 31, 2013	5,585,086	$46.02	5.1 years

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Weighted-average fair value of options granted (per share)	$14.40	$10.53
Intrinsic value of options exercised (in millions of dollars)	$69.1	$27.1

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Dividend yields	2.2%	2.4%
Expected volatility	22.2%	22.4%
Risk-free interest rates	1.4%	1.5%
Expected lives in years	6.6	6.6
As of March 31, 2013, the aggregate intrinsic value of options outstanding was $312.1 million and the aggregate intrinsic value of options exercisable was $214.7 million.
As of March 31, 2013, there was $35.9 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.0 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of March 31, 2013, and the change during 2013 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended March 31, 2013	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,720,577	$56.71
Granted	337,797	$87.70
Vested	(656,832)	$49.05
Forfeited	(11,948)	$59.15
Outstanding as of March 31, 2013	1,389,594	$70.00
The table above excludes PSU awards for 40,812 units as of December 31, 2012 and 30,713 units as of March 31, 2013 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and directors during the year. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Units granted	337,797	374,229
Weighted-average fair value at date of grant	$87.70	$62.98
Monte Carlo simulation assumptions:
Estimated values	$55.49	$35.62
Dividend yields	2.0%	2.5%
Expected volatility	17.1%	20.0%
As of March 31, 2013, there was $57.0 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

	For the Three Months Ended
	March 31, 2013	April 1, 2012
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$53.6	$32.8
The higher amount in 2013 was primarily due to the higher stock price at distribution in the first quarter of 2013 compared with first quarter of 2012.
Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 598,261 units as of March 31, 2013. Each unit is equivalent to one share of the Company’s Common Stock.
No stock appreciation rights were outstanding as of March 31, 2013.
For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K and our proxy statement for the 2013 annual meeting of stockholders.
5.    INTEREST EXPENSE
Net interest expense consisted of the following:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
In thousands of dollars
Interest expense	$24,658	$26,945
Interest income	(708)	(646)
Capitalized interest	(317)	(2,275)
Interest expense, net	$23,633	$24,024
6.    BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production was to transition from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was initially constructed in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, has transitioned to the West Hershey facility.
We estimate that the Next Century program will incur total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million. This estimate includes $170 million to $180 million in pre-tax business realignment and impairment charges and approximately $20.0 million in project implementation and start-up costs. Total costs of $76.3 million were recorded in 2012, total costs of $43.4 million were recorded in 2011 and total costs of $53.9 million were recorded in 2010.

Business realignment and impairment charges recorded during the three-month periods ended March 31, 2013 and April 1, 2012 were as follows:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
In thousands of dollars
Cost of sales – Next Century program	$127	$19,454
Selling, marketing and administrative – Next Century program	6	813
Business realignment and impairment charges (credits), net
Next Century program
Plant closure expenses	6,851	2,490
Employee separation costs (credits)	—	814
Total business realignment and impairment charges, net	6,851	3,304
Total business realignment and impairment charges	$6,984	$23,571
Next Century Program
A charge of $0.1 million was recorded in cost of sales during the first quarter of 2013 related primarily to start-up costs associated with the Next Century program. Expenses of $6.9 million were recorded in the first quarter of 2013 primarily related to costs associated with the demolition of a former manufacturing facility.
A charge of $19.5 million was recorded in cost of sales during the first quarter of 2012 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program. A charge of $0.8 million was recorded in selling, marketing and administrative expenses in the first quarter of 2012 related primarily to project administration for the Next Century program. Plant closure expenses of $2.5 million were recorded in the first quarter of 2012 primarily related to costs associated with the relocation of production lines. Employee separation costs were $0.8 million for the Next Century program in the first quarter of 2012, reflecting expected costs related to voluntary and involuntary terminations.
The March 31, 2013 liability balance relating to the Next Century program was $4.3 million for estimated building remediation and employee separation costs which were recorded in 2010 and 2011. During the first three months of 2013, we made payments against the liabilities of $3.2 million primarily related to employee separation costs.

7.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	March 31, 2013	April 1, 2012
In thousands except per share amounts
Net income	$241,906	$198,651
Weighted-average shares - Basic
Common Stock	163,776	164,603
Class B Common Stock	60,629	60,631
Total weighted- average shares - Basic	224,405	225,234
Effect of dilutive securities:
Employee stock options	2,584	2,663
Performance and restricted stock units	717	758
Weighted-average shares - Diluted	227,706	228,655
Earnings Per Share - Basic
Class B Common Stock	$1.00	$0.82
Common Stock	$1.11	$0.91
Earnings Per Share - Diluted
Class B Common Stock	$0.99	$0.81
Common Stock	$1.06	$0.87
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended
	March 31, 2013	April 1, 2012
In millions
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	1.8	3.5
8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. As of March 31, 2013 and December 31, 2012, all of our derivative instruments were classified as cash flow hedges.

The fair value of derivative instruments in the Consolidated Balance Sheet as of March 31, 2013 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$1,481	$2,610
Other long-term assets	$3,414	$—	$—
Accrued liabilities	$73	$817	$—
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2012 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,119	$—
Accrued liabilities	$12,502	$917	$2,010
Other long-term liabilities	$922	$—	$—
The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.
The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. As of March 31, 2013, the fair value of foreign exchange forward contracts with gains totaled $1.5 million and the fair value of foreign exchange forward contracts with losses totaled $0.8 million.
As of March 31, 2013, prepaid expense and other current assets associated with commodities futures and options contracts were associated with cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2013 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$7,733	$(1,507)	$(9,320)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(912)	$869	$(5,800)
Gains (losses) recognized in income (ineffective portion) (b)	$(428)	$—	$388

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 1, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$—	$1,669	$14,825
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(924)	$(1,100)	$(26,000)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$651

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

(b)	Gains (losses) recognized in earnings were included in cost of sales for commodities futures and options contracts and in interest expense for interest rate swap agreements.
All gains (losses) related to the ineffective portion of the hedging relationship were recognized in earnings. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.
The amount of net losses on cash flow hedging derivatives, including interest rate swap agreements, foreign exchange forward contracts and options, and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $12.3 million after tax as of March 31, 2013. This amount was primarily associated with commodities futures and options contracts.
For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
9.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended March 31, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$241,906

Other comprehensive income (loss):
Foreign currency translation adjustments	$123	—	123
Pension and post-retirement benefit plans (a)	10,803	(4,034)	6,769
Cash flow hedges:
Losses on cash flow hedging derivatives	(3,094)	1,321	(1,773)
Reclassification adjustments (b)	5,843	(2,226)	3,617

Total other comprehensive income	$13,675	$(4,939)	8,736

Comprehensive income			$250,642

	For the Three Months Ended April 1, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$198,651

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,739	$—	12,739
Pension and post-retirement benefit plans (a)	9,730	(3,737)	5,993
Cash flow hedges:
Gains on cash flow hedging derivatives	16,494	(6,489)	10,005
Reclassification adjustments (b)	28,024	(10,733)	17,291

Total other comprehensive income	$66,987	$(20,959)	46,028

Comprehensive income			$244,679

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 15. Pension and Other Post-Retirement Benefit Plans.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 8. Derivative Instruments and Hedging Activities.

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	March 31, 2013	December 31, 2012
In thousands of dollars
Foreign currency translation adjustments	$9,296	$9,173
Pension and post-retirement benefit plans, net of tax	(359,268)	(366,037)
Cash flow hedges, net of tax	(26,367)	(28,212)
Total accumulated other comprehensive loss	$(376,339)	$(385,076)
10.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	March 31, 2013	December 31, 2012
In thousands of dollars
Raw materials	$250,875	$256,969
Goods in process	89,031	78,292
Finished goods	440,062	496,981
Inventories at FIFO	779,968	832,242
Adjustment to LIFO	(153,325)	(198,980)
Total inventories	$626,643	$633,262
The decrease in raw material inventories as of March 31, 2013 was due to lower ingredient costs in 2013 along with the seasonal timing of deliveries to support manufacturing requirements. The increase in goods in process inventories as of March 31, 2013 was principally the result of higher levels of cocoa products needed to support manufacturing requirements. Finished goods inventories were lower as of March 31, 2013 primarily due to lower seasonal inventories and lower costs in 2013. The change in the adjustment to LIFO amount from December 31, 2012 to March 31, 2013 was primarily due to lower ingredient costs in 2013.

11.    SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of March 31, 2013, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
12.    FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2013 and December 31, 2012, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,792.7 million as of March 31, 2013, compared with a fair value of $2,034.7 million, based on quoted market prices for the same or similar debt issues.
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
The forward starting swap agreements entered into in April 2012 matured in March 2013, resulting in a realized loss of approximately $9.5 million. The loss on the swap agreements will be amortized as an increase to interest expense over the term of the anticipated $250 million of term financing expected to be executed in 2013. Also in March 2013, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing expected to be executed in 2013. The weighted-average fixed rate on the forward starting swap agreements is 2.1%.
The fair value of interest rate swap agreements was a net asset of $3.3 million as of March 31, 2013. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information, see Note 8. Derivative Instruments and Hedging Activities.
Foreign Exchange Forward Contracts
The following table summarizes our foreign exchange activity:

	March 31, 2013
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$25.1	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$46.9	Canadian dollars
Our foreign exchange forward contracts mature in 2013 and 2014. For more information, see Note 8. Derivative Instruments and Hedging Activities.
13.    FAIR VALUE ACCOUNTING
We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.

A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, is as follows:

Description	Fair Value as of March 31, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$49,720	$44,825	$4,895	$—
Liabilities
Cash flow hedging derivatives	$43,105	$42,215	$890	$—
As of March 31, 2013, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts with gains reflecting the change in quoted market prices on the last trading day for the period. As of March 31, 2013, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts with losses resulting from the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
As of March 31, 2013, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with gains. Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts and options and interest rate swap agreements with losses. The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
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
As of December 31, 2012, cash flow hedging derivative Level 1 assets were primarily related to cash transfers receivable on commodities futures contracts with gains reflecting the change in quoted market prices on the last trading day for the period. As of December 31, 2012, cash flow hedging derivative Level 1 liabilities were primarily related to cash transfers payable on commodities futures contracts with losses resulting from the change in quoted market prices on the last trading day for the period.
As of December 31, 2012, cash flow hedging derivative Level 2 assets were related to the fair value of foreign exchange forward contracts and options with gains. Cash flow hedging Level 2 liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with losses.

14.    INCOME TAXES
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. We are no longer subject to U.S. federal income tax examinations by the U.S. Internal Revenue Service (“IRS”) for years prior to 2009. During the first quarter of 2013, the IRS commenced its audits of our U.S. income tax returns for the years 2009 through 2011. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2008. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2006. During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for the years 2006 through 2009. We are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2008. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6.6 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
15.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
In thousands of dollars
Service cost	$7,968	$7,768	$289	$281
Interest cost	11,074	12,604	2,785	3,424
Expected return on plan assets	(18,384)	(18,230)	—	—
Amortization of prior service cost	106	183	155	155
Recognized net actuarial loss (gain)	10,158	9,777	(5)	(17)
Administrative expenses	112	138	14	31
Net periodic benefit cost	$11,034	$12,240	$3,238	$3,874
We made contributions of $0.4 million and $5.7 million to the pension plans and other benefits plans, respectively, during the first quarter of 2013. In the first quarter of 2012, we made contributions of $1.1 million and $5.2 million to our pension and other benefits plans, respectively. The contributions in 2013 and 2012 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
For 2013, there are no significant minimum funding requirements for our pension plans and planned voluntary funding of our pension plans in 2013 is not material.
For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

16.    SHARE REPURCHASES
Repurchases and Issuances of Common Stock
A summary of cumulative share repurchases and issuances is as follows:

	For the Three Months Ended March 31, 2013
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	2,511	204,044
Total share repurchases	2,511	204,044
Shares issued for stock options and incentive compensation	(2,332)	(93,009)
Net change	179	$111,035
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of March 31, 2013, $125.1 million remained available for repurchases of our Common Stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our Income Statement

	For the Three Months Ended
	March 31, 2013	April 1, 2012	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,827.4	$1,732.1	5.5%
Cost of Sales	978.1	988.7	(1.1)
Gross Profit	849.3	743.4	14.3
Gross Margin	46.5%	42.9%
SM&A Expense	450.7	405.6	11.1
SM&A Expense as a percent of sales	24.7%	23.4%
Business Realignment and Impairment Charges, net	6.8	3.3	107.4
EBIT	391.8	334.5	17.1
EBIT Margin	21.4%	19.3%
Interest Expense, net	23.6	24.0	(1.6)
Provision for Income Taxes	126.3	111.8	12.9
Effective Income Tax Rate	34.3%	36.0%
Net Income	$241.9	$198.7	21.8
Net Income Per Share-Diluted	$1.06	$0.87	21.8
Results of Operations - First Quarter 2013 vs. First Quarter 2012
U.S. Price Increases
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
Net Sales
Net sales increased 5.5% in the first quarter of 2013 over the comparable period of 2012 due primarily to sales volume increases of 5.3% and net price realization of 0.5%. Sales volume increases were primarily associated with higher sales of Brookside products reflecting expanded distribution in the United States, along with incremental sales from new products, also primarily in the United States. Unfavorable foreign currency exchange rates reduced net sales by 0.3%.

Key Marketplace Metrics
For the twelve-week period ending March 23, 2013, consumer takeaway increased 9.4% in 2013 compared with the same period of 2012. Excluding the impact of Easter seasonal sales, consumer takeaway increased 8.6%. Market share in measured channels increased by 1.4 share points in the twelve-week period ending March 23, 2013 compared with the same period of 2012. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales decreased by approximately 1.1% in the first quarter of 2013 due to lower input costs, supply chain productivity and a favorable sales mix, which together decreased total cost of sales by approximately 6.5%. These decreases were substantially offset by higher costs associated with sales volume increases and supply chain cost inflation, resulting in a total increase to cost of sales of 7.2%. Business realignment and impairment charges of $0.1 million were included in cost of sales in the first quarter of 2013 compared with $19.5 million in the first quarter of 2012, resulting in a reduction in cost of sales of 2.0%.
Gross margin increased by 3.6 percentage points in the first quarter of 2013 primarily as a result of lower input costs, supply chain productivity improvements and price realization, which together improved gross margin by 4.0 percentage points. These improvements were somewhat offset by supply chain cost inflation which reduced gross margin by approximately 1.4 percentage points. The impact of lower business realignment and impairment charges recorded in the first quarter of 2013 compared with the same period of 2012 increased gross margin by 1.1 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 11.1% in the first quarter of 2013 primarily due to higher marketing and employee-related expenses, increased legal fees and incentive compensation costs. These increases were partially offset by lower costs associated with the integration of business acquisitions in the first quarter of 2013 compared with the first quarter of 2012. Advertising costs in the first quarter of 2013 increased by 21.7% from the same period in 2012.
Business Realignment and Impairment Charges
Business realignment and impairment charges of $6.8 million associated with the Next Century program were recorded in the first quarter of 2013. These charges were primarily associated with costs for the demolition of a former manufacturing facility.
Business realignment and impairment charges of $3.3 million were recorded in the first quarter of 2012 associated with the Next Century program. The 2012 charges were primarily associated with the relocation and start-up of production lines.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the first quarter of 2013 compared with the first quarter of 2012 as a result of an increase in gross profit and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $7.0 million were recorded in the first quarter of 2013. Net pre-tax business realignment and impairment charges of $23.6 million were recorded in the first quarter of 2012.
EBIT margin increased from 19.3% for the first quarter of 2012 to 21.4% for the first quarter of 2013 due to the increase in gross margin and lower business realignment charges as a percent of sales, partially offset by higher selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was lower in the first quarter of 2013 than the comparable period of 2012 as lower interest expense associated with long-term borrowings was substantially offset by lower capitalized interest.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.3% for the first quarter of 2013 compared with 36.0% for the first quarter of 2012. The decrease was associated with the 2013 tax law reinstatement of expiring tax benefits, non-recurring discrete items and a favorable shift of income to jurisdictions having lower tax rates.
Net Income and Net Income Per Share
Earnings per share-diluted in the first quarter of 2013 increased $0.19, or 21.8%, compared with the first quarter of 2012. Net income was reduced by $4.3 million, or $0.02 per share-diluted, in the first quarter of 2013, and was reduced by $14.9 million, or $0.07 per share-diluted, in the first quarter of 2012 as a result of business realignment and impairment charges. Net income was reduced by $0.5 million, in the first quarter of 2013 and was reduced by $3.8 million, or $0.01 per share-diluted, in the first quarter of 2012 due to integration costs for business acquisitions. Net income was reduced by $1.8 million, or $0.01 per share-diluted, in the first quarter of 2013, and was reduced by $2.6 million, or $0.01 per share-diluted, in the first quarter of 2012 by non-service related pension expenses. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.13 per share, or 13.5%, in 2013 compared with 2012.
Liquidity and Capital Resources
Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand and issuing commercial paper. Commercial paper also may be issued, from time to time, to finance ongoing business transactions, such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first three months of 2013, cash and cash equivalents increased by $1.8 million to $730.1 million.
Net cash provided from operating activities was $293.2 million in 2013 and $275.8 million in 2012. The increase was primarily the result of the change in cash provided from (used by) working capital and higher net income in 2013. These increases were substantially offset by a decrease in cash provided by other assets and liabilities, an increase in cash used by excess tax benefits from stock-based compensation, and reduced cash provided from non-cash business realignment charges and depreciation and amortization. Cash provided from changes in other assets and liabilities was $96.0 million for the first three months of 2013 compared with $149.2 million for the same period of 2012. The decrease in the amount of cash provided from other assets and liabilities from 2012 to 2013 primarily reflected the effect of hedging transactions of $68.7 million. Cash used by working capital was $63.9 million in 2013 compared with $129.7 million in 2012. The decrease in cash used by working capital was principally associated with changes in cash used by trade accounts receivable and inventories in 2013 compared with 2012.
During the first three months of 2012, the Company acquired Brookside for approximately $172.9 million. Also during the first three months of 2012, the $9.0 million loan to affiliate was associated with financing the expansion of capacity under our manufacturing agreement in China with Lotte Confectionery Company LTD.
Interest paid was $29.2 million during the first three months of 2013 versus $31.4 million for the comparable period of 2012. The decrease in interest paid in 2013 was due to the lower outstanding debt balance in 2013. Income taxes paid were $0.1 million during the first three months of 2013 versus $7.6 million for the comparable period of 2012. The decrease in taxes paid in 2013 was primarily related to the receipt of a tax refund resulting from a loss on the sale of a former manufacturing facility in Canada.
The ratio of current assets to current liabilities was 1.5:1.0 as of March 31, 2013 and 1.4:1.0 as of December 31, 2012. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 63% as of March 31, 2013 from 65% as of December 31, 2012.
Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. As of March 31, 2013, we had no commercial paper borrowings.

Outlook
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2012 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
Our results for the first three months of 2013 were strong and we expect to continue our marketplace momentum. The overall macroeconomic environment appears to be improving, but it is difficult to predict consumer sentiment and purchasing patterns. We will continue to remain focused on building brands in both the U.S. and key international markets and will make incremental investments in our brands and business capabilities.
We continue to expect 2013 net sales growth of 5% to 7%, including the impact of foreign currency exchange rates. Net sales will be driven primarily by core brand volume growth, the U.S. launch of the Brookside product line in the food, drug and mass channels, as well as the introduction of new products such as Kit Kat minis, Twizzlers Bites and Jolly Rancher Bites. In key international markets such as China, we will extend our portfolio of products with the introduction of Hershey's Kisses Deluxe and build our sales of Hershey's chocolate products in instant consumable and take home pack types, which were introduced in the fourth quarter of 2012. In Brazil, manufacturing capacity was increased to support geographic expansion of Hershey's Mais, a chocolate-covered wafer product.
We have good visibility into our cost structure and we expect gross margin to increase in 2013, driven by productivity, cost savings initiatives and lower costs for certain major raw materials. Therefore, we now expect 2013 gross margin on a reported basis to increase 260 to 280 basis points and we now expect expansion of adjusted gross margin to be 190 to 210 basis points.
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
We expect to continue investments in 2013 to build on the go-to-market capabilities established over the last few years, as well as the consumer insights work underway in key international markets for our five global brands, Hershey's, Reese's, Hershey's Kisses, Jolly Rancher and Ice Breakers, that we believe can gain strong consumer acceptance around the world. Additionally, we will continue to invest in international selling and marketing functions and support new product introductions with increased levels of consumer promotion and sampling to drive trial and repeat purchases. As a result, we anticipate that earnings per share-diluted in accordance with GAAP will increase 22% to 24% in 2013 compared with 2012. Growth in adjusted earnings per share-diluted is now expected to be about 12%, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below.
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
In 2012, the Company recorded pre-tax acquisition closing and integration costs of $13.4 million, or $0.04 per share-diluted, related to the Brookside acquisition. In 2012, the Company recorded charges of $76.3 million, or $0.22 per share-diluted, attributable to the Next Century program and $7.5 million, or $0.03 per share-diluted, of non-cash impairment charges associated with the discontinuation of the Tri-US, Inc. nutritional beverages business. Non-service related pension expense of $20.6 million, or $0.06 per share-diluted, was recorded in 2012.
In 2013, the Company expects to record charges of about $10 million to $15 million, or $0.03 to $0.05 per share-diluted, attributable to the Next Century program. Non-service related pension expenses are expected to be $13.2 million, or $0.04 per share-diluted, in 2013.

Below is a reconciliation of 2012 and projected 2013 earnings per share-diluted in accordance with GAAP to non-GAAP 2012 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2013:

	2012	2013 (Projected)
Reported EPS-Diluted	$2.89	$3.52 - $3.58
Acquisition closing and integration charges	0.04	—
Total Business Realignment and Impairment Charges	0.25	0.03 - 0.05
Non-service related pension expenses	0.06	0.04
Adjusted EPS-Diluted	$3.24	$3.61 - $3.65
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
The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:

•
Issues or concerns related to the quality and safety of our products, ingredients or packaging could cause a product recall and/or result in harm to the Company's reputation, negatively impacting our operating results;

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

•
Future developments related to the investigation by government regulators of alleged pricing practices by members of the confectionery industry and civil antitrust lawsuits in the United States could negatively impact our reputation and our operating results;

•	Pension costs or funding requirements could increase at a higher than anticipated rate; and

•	Such other matters as discussed in our Annual Report on Form 10-K for 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $11.4 million as of March 31, 2013 and was $11.0 million as of December 31, 2012. The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $7.8 million as of March 31, 2013 and was $7.9 million as of December 31, 2012. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $4.4 million as of December 31, 2012, to $6.1 million as of March 31, 2013. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.

PART II - OTHER INFORMATION
Items 1, 1A, 3, 4 and 5 have been omitted as not applicable.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
January 1 through January 27, 2013	—	—	—	$125,069

January 28 through February 24, 2013	1,085,966	$80.74	—	$125,069

February 25 through March 31, 2013	1,424,700	$81.68	—	$125,069

Total	2,510,666	$81.27	—
In April 2011, our Board of Directors approved a new $250 million share repurchase program. As of March 31, 2013, $125.1 million remained available for repurchases of our Common Stock.
Item 6 - Exhibits
The following items are attached or incorporated herein by reference:

Exhibit Number	Description
10.1	Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is attached hereto and filed as Exhibit 10.1.
12.1	Statement showing computation of ratio of earnings to fixed charges for the three months ended March 31, 2013 and April 1, 2012.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: May 8, 2013	/s/Humberto P. Alfonso
Humberto P. Alfonso
Chief Financial Officer

Date: May 8, 2013	/s/Richard M. McConville
Richard M. McConville
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 10.1	Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Humberto P. Alfonso, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase