Form 10-Q/A
period 2013-03-31
HERSHEY CO
filed 2013-05-13
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
The Hershey Company (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, as filed with the Securities and Exchange Commission on May 8, 2013 (the "Form
10-Q") to include information and conclusions about the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the Form 10-Q. This amendment to the Form 10-Q contains only Part I, Item 4 and the Company is not amending or supplementing any other information in its previously filed Form 10-Q.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-Q/A and this Form 10-Q/A does not contain or amend any financial statements or other financial information, paragraph 3 of the certifications has been omitted.

THE HERSHEY COMPANY
INDEX

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

THE HERSHEY COMPANY
(Registrant)

Date: May 13, 2013	/s/David W. Tacka
David W. Tacka
Chief Financial Officer

Date: May 13, 2013	/s/Richard M. McConville
Richard M. McConville
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of David W. Tacka, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

3