Form 10-Q
period 2013-06-30
HERSHEY CO
filed 2013-08-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Common Stock, $1 par value – 162,563,741 shares, as of July 19, 2013. Class B Common Stock,
$1 par value – 60,628,572 shares, as of July 19, 2013.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	June 30, 2013	July 1, 2012
Net Sales	$1,508,514	$1,414,444
Costs and Expenses:
Cost of Sales	789,940	795,923
Selling. marketing and administrative	446,070	391,405
Business realignment and impairment charges, net	3,587	4,845
Total costs and expenses	1,239,597	1,192,173
Income before Interest and Income Taxes	268,917	222,271
Interest expense, net	21,094	24,344
Income before Income Taxes	247,823	197,927
Provision for income taxes	88,319	62,242
Net Income	$159,504	$135,685
Earnings Per Share - Basic - Class B Common Stock	$.66	$.56
Earnings Per Share - Diluted - Class B Common Stock	$.66	$.55
Earnings Per Share - Basic - Common Stock	$.73	$.62
Earnings Per Share - Diluted - Common Stock	$.70	$.59
Average Shares Outstanding - Basic - Common Stock	163,295	165,021
Average Shares Outstanding - Basic - Class B Common Stock	60,629	60,630
Average Shares Outstanding - Diluted	226,840	228,853
Cash Dividends Paid Per Share:
Common Stock	$.42	$.380
Class B Common Stock	$.38	$.344
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	June 30, 2013	July 1, 2012
Net Income	$159,504	$135,685

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(19,104)	(11,077)
Pension and post-retirement benefit plans	6,852	6,615
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	5,782	(10,774)
Reclassification adjustments	2,151	16,012
Total other comprehensive (loss) income, net of tax	(4,319)	776
Comprehensive Income	$155,185	$136,461
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Net Sales	$3,335,940	$3,146,508
Costs and Expenses:
Cost of sales	1,768,029	1,784,591
Selling. marketing and administrative	896,739	796,967
Business realignment and impairment charges, net	10,438	8,149
Total costs and expenses	2,675,206	2,589,707
Income before Interest and Income Taxes	660,734	556,801
Interest expense, net	44,727	48,368
Income before Income Taxes	616,007	508,433
Provision for income taxes	214,597	174,097
Net Income	$401,410	$334,336
Earnings Per Share - Basic - Class B Common Stock	$1.67	$1.38
Earnings Per Share - Diluted - Class B Common Stock	$1.65	$1.37
Earnings Per Share - Basic - Common Stock	$1.84	$1.52
Earnings Per Share - Diluted - Common Stock	$1.77	$1.46
Average Shares Outstanding - Basic - Common Stock	163,537	164,810
Average Shares Outstanding - Basic - Class B Common Stock	60,629	60,630
Average Shares Outstanding - Diluted	227,274	228,752
Cash Dividends Paid Per Share:
Common Stock	$.84	$.760
Class B Common Stock	$.76	$.688
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Net Income	$401,410	$334,336

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(18,981)	1,662
Pension and post-retirement benefit plans	13,621	12,608
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	4,010	(769)
Reclassification adjustments	5,768	33,303
Total other comprehensive income, net of tax	4,418	46,804
Comprehensive Income	$405,828	$381,140
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	June 30, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$568,360	$728,272
Accounts receivable - trade	366,288	461,383
Inventories	778,988	633,262
Deferred income taxes	102,762	122,224
Prepaid expenses and other	182,489	168,344
Total current assets	1,998,887	2,113,485
Property, Plant and Equipment, at cost	3,650,777	3,560,626
Less-accumulated depreciation and amortization	(1,941,431)	(1,886,555)
Net property, plant and equipment	1,709,346	1,674,071
Goodwill	578,906	588,003
Other Intangibles	202,495	214,713
Deferred Income Taxes	30,925	12,448
Other Assets	176,309	152,119
Total assets	$4,696,868	$4,754,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$413,144	$441,977
Accrued liabilities	564,080	650,906
Accrued income taxes	4,585	2,329
Short-term debt	99,081	118,164
Current portion of long-term debt	3,316	257,734
Total current liabilities	1,084,206	1,471,110
Long-term Debt	1,794,493	1,530,967
Other Long-term Liabilities	663,519	668,732
Deferred Income Taxes	32,923	35,657
Total liabilities	3,575,141	3,706,466
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2013 and 2012	—	—
Common Stock, shares issued: 299,273,172 in 2013 and 299,272,927 in 2012	299,272	299,272
Class B Common Stock, shares issued: 60,628,572 in 2013 and 60,628,817 in 2012	60,629	60,629
Additional paid-in capital	627,391	592,975
Retained earnings	5,246,132	5,027,617
Treasury-Common Stock shares at cost: 136,756,445 in 2013 and 136,115,714 in 2012	(4,740,944)	(4,558,668)
Accumulated other comprehensive loss	(380,658)	(385,076)
The Hershey Company stockholders’ equity	1,111,822	1,036,749
Noncontrolling interests in subsidiaries	9,905	11,624
Total stockholders' equity	1,121,727	1,048,373
Total liabilities and stockholders' equity	$4,696,868	$4,754,839
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Cash Flows Provided from (Used by) Operating Activities
Net Income	$401,410	$334,336
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	98,875	109,635
Stock-based compensation expense	25,988	24,596
Excess tax benefits from stock-based compensation	(36,938)	(23,849)
Deferred income taxes	(14,549)	1,999
Non-cash business realignment and impairment charges	—	15,308
Contributions to pension and other benefit plans	(13,249)	(12,749)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	95,095	57,487
Inventories	(150,326)	(170,215)
Accounts payable	(5,672)	(8,605)
Other assets and liabilities	(51,188)	(13,785)
Net Cash Flows Provided from Operating Activities	349,446	314,158
Cash Flows Provided from (Used by) Investing Activities
Capital additions	(151,735)	(139,488)
Capitalized software additions	(6,854)	(8,319)
Proceeds from sales of property, plant and equipment	15,107	76
Loan to affiliate	(16,000)	(16,000)
Business acquisitions	—	(172,856)
Net Cash Flows Used by Investing Activities	(159,482)	(336,587)
Cash Flows Provided from (Used by) Financing Activities
Net (decrease) increase in short-term debt	(13,624)	95,130
Long-term borrowings	249,785	49
Repayment of long-term debt	(250,143)	(2,134)
Cash dividends paid	(182,895)	(167,094)
Exercise of stock options	114,157	185,600
Excess tax benefits from stock-based compensation	36,938	23,849
Contributions from noncontrolling interests	1,470	1,470
Repurchase of Common Stock	(305,564)	(218,345)
Net Cash Flows Used by Financing Activities	(349,876)	(81,475)
Decrease in Cash and Cash Equivalents	(159,912)	(103,904)
Cash and Cash Equivalents, beginning of period	728,272	693,686
Cash and Cash Equivalents, end of period	$568,360	$589,782

Interest Paid	$47,722	$49,151
Income Taxes Paid	$190,773	$218,246
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
Operating results for the six months ended June 30, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
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
The decrease in noncontrolling interests in subsidiaries from $11.6 million as of December 31, 2012 to $9.9 million as of June 30, 2013 reflected the impact of noncontrolling interests’ share of losses of these entities, as well as the impact of currency translation adjustments. These decreases were partially offset by the impact of the cash contributed by Bauducco. The share of losses pertaining to the noncontrolling interests in subsidiaries was $2.2 million for the six months ended

June 30, 2013 and $6.9 million for the six months ended July 1, 2012. This was reflected in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Six Months Ended
In millions of dollars	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units ("RSUs")	$13.5	$13.1	$26.0	$24.6
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.8	$4.4	$9.1	$8.5
The increase in share-based compensation expense for the second quarter and first six months of 2013 was driven primarily by an increase in the compensation amount upon which the number of stock-based awards granted in 2013 was based.
Stock Options
A summary of the status of our stock options as of June 30, 2013, and the change during 2013 is presented below:

	For the Six Months Ended June 30, 2013
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	10,553,914	$48.08	6.1 years
Granted	1,726,264	$81.67
Exercised	(2,546,543)	$45.03
Forfeited	(195,478)	$62.56
Outstanding as of June 30, 2013	9,538,157	$54.69	6.6 years
Options exercisable as of June 30, 2013	5,011,032	$46.24	4.9 years

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Weighted-average fair value of options granted (per share)	$14.40	$10.57
Intrinsic value of options exercised (in millions of dollars)	$96.7	$86.2
We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Dividend yields	2.2%	2.4%
Expected volatility	22.2%	22.4%
Risk-free interest rates	1.4%	1.5%
Expected lives in years	6.6	6.6
As of June 30, 2013, the aggregate intrinsic value of options outstanding was $320.8 million and the aggregate intrinsic value of options exercisable was $210.9 million.

As of June 30, 2013, there was $32.9 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of June 30, 2013, and the change during 2013 is presented below:

Performance Stock Units and Restricted Stock Units	For the Six Months Ended June 30, 2013	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,720,577	$56.71
Granted	353,776	$87.89
Performance assumption change	129,965	$83.40
Vested	(708,725)	$49.24
Forfeited	(71,092)	$70.10
Outstanding as of June 30, 2013	1,424,501	$71.41
The table above excludes PSU awards for 40,812 units as of December 31, 2012 and 29,937 units as of June 30, 2013 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and directors during the year. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Units granted	353,776	394,290
Weighted-average fair value at date of grant	$87.89	$63.09
Monte Carlo simulation assumptions:
Estimated values	$55.49	$35.62
Dividend yields	2.0%	2.5%
Expected volatility	17.1%	20.0%
As of June 30, 2013, there was $53.9 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.2 years.

	For the Six Months Ended
	June 30, 2013	July 1, 2012
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$58.2	$33.3
The higher amount in 2013 was primarily due to the higher stock price at distribution in the first six months of 2013 compared with first six months of 2012.
Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 602,462 units as of June 30, 2013. Each unit is equivalent to one share of the Company’s Common Stock.
No stock appreciation rights were outstanding as of June 30, 2013.
For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K and our proxy statement for the 2013 annual meeting of stockholders.

5.    INTEREST EXPENSE
Net interest expense consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
In thousands of dollars
Interest expense	$22,123	$26,929	$46,781	$53,874
Interest income	(705)	(704)	(1,413)	(1,350)
Capitalized interest	(324)	(1,881)	(641)	(4,156)
Interest expense, net	$21,094	$24,344	$44,727	$48,368
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
We estimate that the Next Century program will incur total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million. This estimate includes $170 million to $180 million in pre-tax business realignment and impairment charges and approximately $20.0 million in project implementation and start-up costs. Total costs of $10.6 million were recorded in the first six months of 2013, total costs of $76.3 million were recorded in 2012, total costs of $43.4 million were recorded in 2011 and total costs of $53.9 million were recorded in 2010.
Business realignment and impairment charges recorded during the three-month and six-month periods ended June 30, 2013 and July 1, 2012 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
In thousands of dollars
Cost of sales – Next Century program	$20	$13,429	$147	$32,883
Selling, marketing and administrative – Next Century program	11	738	17	1,551
Business realignment and impairment charges, net
Next Century program
Plant closure expenses	3,587	4,745	10,438	7,235
Employee separation costs	—	100	—	914
Total business realignment and impairment charges, net	3,587	4,845	10,438	8,149
Total business realignment and impairment charges	$3,618	$19,012	$10,602	$42,583
Next Century Program
Plant closure expenses of $3.6 million and $10.4 million were recorded in the second quarter and first six months of 2013, respectively, primarily related to costs associated with the demolition of a former manufacturing facility.
A charge of $13.4 million was recorded in cost of sales during the second quarter of 2012 related primarily to the accelerated depreciation of fixed assets over a reduced remaining useful life and start-up costs associated with the Next Century program. A charge of $0.7 million was recorded in selling, marketing and administrative expenses in the second quarter of 2012 related primarily to project administration for the Next Century program. Plant closure expenses of $4.7 million were recorded in the second quarter of 2012 primarily related to costs associated with the relocation of production lines. Employee separation costs were $0.1 million for the Next Century program in the second quarter of 2012, reflecting expected costs related to voluntary and involuntary terminations.
A charge of $32.9 million was recorded in cost of sales during the first six months of 2012 related to accelerated depreciation of fixed assets over a reduced remaining useful life associated with the Next Century program. A charge of $1.6 million was recorded in selling, marketing and administrative expenses during the first six months of 2012 for project administration. Plant closure expenses of $7.2 million were recorded during the first six months of 2012 primarily related to costs associated with the relocation of production lines. Employee separation costs of $0.9 million for the Next Century program in the first six months of 2012 were related to expected voluntary and involuntary terminations.
The June 30, 2013 liability balance relating to the Next Century program was $2.2 million for estimated building remediation and employee separation costs which were recorded in 2010 and 2011. During the first six months of 2013, we made payments against the liabilities of $5.3 million primarily related to employee separation costs.
7.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
In thousands except per share amounts
Net income	$159,504	$135,685	$401,410	$334,336
Weighted-average shares - Basic
Common Stock	163,295	165,021	163,537	164,810
Class B Common Stock	60,629	60,630	60,629	60,630
Total weighted- average shares - Basic	223,924	225,651	224,166	225,440
Effect of dilutive securities:
Employee stock options	2,448	2,619	2,516	2,641
Performance and restricted stock units	468	583	592	671
Weighted-average shares - Diluted	226,840	228,853	227,274	228,752
Earnings Per Share - Basic
Class B Common Stock	$0.66	$0.56	$1.67	$1.38
Common Stock	$0.73	$0.62	$1.84	$1.52
Earnings Per Share - Diluted
Class B Common Stock	$0.66	$0.55	$1.65	$1.37
Common Stock	$0.70	$0.59	$1.77	$1.46
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
In millions
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	1.7	2.1	1.8	3.5
8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. As of June 30, 2013 and December 31, 2012, all of our derivative instruments were classified as cash flow hedges.
The fair value of derivative instruments in the Consolidated Balance Sheet as of June 30, 2013 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$1,779	$2,162
Other long-term assets	$15,923	$—	$—
Accrued liabilities	$—	$321	$—
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2012 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,119	$—
Accrued liabilities	$12,502	$917	$2,010
Other long-term liabilities	$922	$—	$—
The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.
The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. As of June 30, 2013, the fair value of foreign exchange forward contracts with gains totaled $1.8 million and the fair value of foreign exchange forward contracts with losses totaled $0.3 million.

As of June 30, 2013, prepaid expense and other current assets associated with commodities futures and options contracts were associated with cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2013 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$20,315	$215	$(14,500)
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(1,744)	$1,926	$(9,500)
Gains (losses) recognized in income (ineffective portion) (b)	$(428)	$—	$543
The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 1, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(11,638)	$736	$10,007
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(1,835)	$(1,741)	$(50,400)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$1,030

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

(b)	Gains (losses) recognized in earnings were included in interest expense for interest rate swap agreements and in cost of sales for commodities futures and options contracts.
All gains (losses) related to the ineffective portion of the hedging relationship were recognized in earnings. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.
The amount of net losses on cash flow hedging derivatives, including interest rate swap agreements, foreign exchange forward contracts and options, and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $10.6 million after tax as of June 30, 2013. This amount was primarily associated with commodities futures and options contracts.
For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

9.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended June 30, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$159,504

Other comprehensive income (loss):
Foreign currency translation adjustments	$(19,104)	—	(19,104)
Pension and post-retirement benefit plans (a)	11,498	(4,646)	6,852
Cash flow hedges:
Gains on cash flow hedging derivatives	9,124	(3,342)	5,782
Reclassification adjustments (b)	3,475	(1,324)	2,151

Total other comprehensive loss	$4,993	$(9,312)	(4,319)

Comprehensive income			$155,185

	For the Three Months Ended July 1, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$135,685

Other comprehensive income (loss):
Foreign currency translation adjustments	$(11,077)	$—	(11,077)
Pension and post-retirement benefit plans (a)	10,655	(4,040)	6,615
Cash flow hedges:
Losses on cash flow hedging derivatives	(17,389)	6,615	(10,774)
Reclassification adjustments (b)	25,952	(9,940)	16,012

Total other comprehensive income	$8,141	$(7,365)	776

Comprehensive income			$136,461

	For the Six Months Ended June 30, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$401,410

Other comprehensive income (loss):
Foreign currency translation adjustments	$(18,981)	$—	(18,981)
Pension and post-retirement benefit plans (a)	22,301	(8,680)	13,621
Cash flow hedges:
Gains on cash flow hedging derivatives	6,030	(2,020)	4,010
Reclassification adjustments (b)	9,318	(3,550)	5,768

Total other comprehensive income	$18,668	$(14,250)	4,418

Comprehensive income			$405,828

	For the Six Months Ended July 1, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$334,336

Other comprehensive income (loss):
Foreign currency translation adjustments	$1,662	$—	1,662
Pension and post-retirement benefit plans (a)	20,383	(7,775)	12,608
Cash flow hedges:
Losses on cash flow hedging derivatives	(895)	126	(769)
Reclassification adjustments (b)	53,976	(20,673)	33,303

Total other comprehensive income	$75,126	$(28,322)	46,804

Comprehensive income			$381,140

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 16. Pension and Other Post-Retirement Benefit Plans.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 8. Derivative Instruments and Hedging Activities.

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	June 30, 2013	December 31, 2012
In thousands of dollars
Foreign currency translation adjustments	$(9,808)	$9,173
Pension and post-retirement benefit plans, net of tax	(352,416)	(366,037)
Cash flow hedges, net of tax	(18,434)	(28,212)
Total accumulated other comprehensive loss	$(380,658)	$(385,076)
10.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	June 30, 2013	December 31, 2012
In thousands of dollars
Raw materials	$257,594	$256,969
Goods in process	101,950	78,292
Finished goods	572,768	496,981
Inventories at FIFO	932,312	832,242
Adjustment to LIFO	(153,324)	(198,980)
Total inventories	$778,988	$633,262
The increase in goods in process inventories as of June 30, 2013 was principally the result of higher levels of cocoa products needed to support manufacturing requirements. Finished goods inventories were higher as of June 30, 2013 primarily due to increases to support anticipated sales levels of everyday and seasonal items. The change in the adjustment to LIFO amount from December 31, 2012 to June 30, 2013 was primarily due to lower ingredient costs in 2013.

11.    SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of June 30, 2013, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
12.    LONG-TERM DEBT
In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250.0 million of 2.625% Notes due in 2023. The Notes were issued under the registration statement that was filed in May 2012 which registered an indeterminate amount of debt securities.
13.    FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2013 and December 31, 2012, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,797.8 million as of June 30, 2013, compared with a fair value of $1,977.0 million, based on quoted market prices for the same or similar debt issues.
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
The forward starting swap agreements entered into in April 2012 matured in March 2013, resulting in a realized loss of approximately $9.5 million. Also in March 2013, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing expected to be executed in 2013. The weighted-average fixed rate on the forward starting swap agreements was 2.1%.
In May 2013, we terminated the forward starting swap agreements which were entered into in March 2013 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 2.625% Notes due May 1, 2023, resulting in cash payments of $0.2 million in May 2013. Losses on the swap agreements are included in accumulated other comprehensive income and are being amortized as an increase to interest expense over the term of the Notes.
The fair value of interest rate swap agreements was an asset of $15.9 million as of June 30, 2013. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information, see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts
The following table summarizes our foreign exchange activity:

	June 30, 2013
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$18.9	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$26.4	Canadian dollars
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
A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of June 30, 2013, is as follows:

Description	Fair Value as of June 30, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$75,795	$58,093	$17,702	$—
Liabilities
Cash flow hedging derivatives	$56,252	$55,931	$321	$—
As of June 30, 2013, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts with gains reflecting the change in quoted market prices on the last trading day for the period. As of June 30, 2013, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts with losses resulting from the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
As of June 30, 2013, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with gains. Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts and options with losses. The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

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
During the second quarter of 2012, liabilities associated with income tax contingencies were reduced by approximately $17.9 million, including interest, upon the completion of various tax examinations, resulting in a net tax benefit of approximately $11.5 million in the second quarter of 2012. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6.4 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
In thousands of dollars
Service cost	$7,730	$7,378	$258	$305
Interest cost	10,928	12,711	2,592	3,202
Expected return on plan assets	(18,201)	(18,182)	—	—
Amortization of prior service cost	105	180	99	154
Recognized net actuarial loss (gain)	10,060	10,001	23	(33)
Administrative expenses	155	162	36	64
Net periodic benefit cost	$10,777	$12,250	$3,008	$3,692
We made contributions of $0.8 million and $6.3 million to the pension plans and other benefits plans, respectively, during the second quarter of 2013. In the second quarter of 2012, we made contributions of $0.7 million and $5.8 million to our pension and other benefits plans, respectively. The contributions in 2013 and 2012 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
In thousands of dollars
Service cost	$15,698	$15,146	$547	$586
Interest cost	22,002	25,315	5,377	6,626
Expected return on plan assets	(36,585)	(36,412)	—	—
Amortization of prior service cost	211	363	254	309
Recognized net actuarial loss (gain)	20,218	19,778	18	(50)
Administrative expenses	267	300	50	95
Net periodic benefit cost	21,811	24,490	6,246	7,566
We made contributions of $1.2 million and $12.0 million to the pension plans and other benefits plans, respectively, during the first six months of 2013. During the first six months of 2012, we made contributions of $1.8 million and $11.0 million to our pension and other benefits plans, respectively. The contributions in 2013 and 2012 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
For 2013, there are no significant minimum funding requirements for our domestic pension plans, however, we intend to contribute $25.0 million during the third quarter to improve the funded status. The planned voluntary funding of our non-domestic pension plans in 2013 is not material.
For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

17.    SHARE REPURCHASES
Repurchases and Issuances of Common Stock
A summary of cumulative share repurchases and issuances is as follows:

	For the Six Months Ended June 30, 2013
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	3,656	305,564
Total share repurchases	3,656	305,564
Shares issued for stock options and incentive compensation	(3,015)	(123,288)
Net change	641	$182,276
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of June 30, 2013, $125.1 million remained available for repurchases of our Common Stock.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Six Months Ended
	June 30, 2013	July 1, 2012	Percent Change Increase (Decrease)	June 30, 2013	July 1, 2012	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,508.5	$1,414.4	6.7%	$3,335.9	$3,146.5	6.0%
Cost of Sales	789.9	795.9	(0.8)	1,768.0	1,784.6	(0.9)
Gross Profit	718.6	618.5	16.2	1,567.9	1,361.9	15.1
Gross Margin	47.6%	43.7%		47.0%	43.3%
SM&A Expense	446.1	391.4	14.0	896.8	797.0	12.5
SM&A Expense as a percent of sales	29.6%	27.7%		26.9%	25.3%
Business Realignment and Impairment Charges, net	3.6	4.9	(26.0)	10.4	8.1	28.1
EBIT	268.9	222.2	21.0	660.7	556.8	18.7
EBIT Margin	17.8%	15.7%		19.8%	17.7%
Interest Expense, net	21.1	24.3	(13.4)	44.7	48.4	(7.5)
Provision for Income Taxes	88.3	62.2	41.9	214.6	174.1	23.3
Effective Income Tax Rate	35.6%	31.4%		34.8%	34.2%
Net Income	$159.5	$135.7	17.6	$401.4	$334.3	20.1
Net Income Per Share-Diluted	$0.70	$0.59	18.6	$1.77	$1.46	21.2
Results of Operations - Second Quarter 2013 vs. Second Quarter 2012
U.S. Price Increases
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
Net Sales
Net sales increased 6.7% in the second quarter of 2013 over the comparable period of 2012 due primarily to sales volume increases of 6.6%. Sales volume increases were primarily associated with incremental sales of new products and core brand sales increases in the United States and our key international markets, along with higher sales of Brookside products. Favorable foreign currency exchange rates increased net sales by 0.1%.

Key Marketplace Metrics
For the twelve-week period ending June 15, 2013, consumer takeaway increased 4.3% in 2013 compared with the same period of 2012. Market share in measured channels increased by 1.4 share points in the twelve-week period ending June 15, 2013 compared with the same period of 2012. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales decreased by approximately 0.8% in the second quarter of 2013 due to lower input costs, supply chain productivity and a favorable sales mix, which together decreased total cost of sales by approximately 7.7%. These decreases were substantially offset by higher costs associated with sales volume increases and supply chain cost inflation, resulting in a total increase to cost of sales of 8.6%. There were no business realignment and impairment charges included in cost of sales in the second quarter of 2013 compared with $13.4 million in the second quarter of 2012, resulting in a reduction in cost of sales of 1.7%.
Gross margin increased by 3.9 percentage points in the second quarter of 2013 as a result of lower input costs, supply chain productivity improvements, a favorable sales mix and lower fixed costs as a percentage of sales, which together improved gross margin by 4.7 percentage points. These improvements were offset somewhat by supply chain cost inflation which reduced gross margin by approximately 1.5 percentage points. The impact of lower business realignment and impairment charges recorded in the first quarter of 2013 compared with the same period of 2012 increased gross margin by 1.0 percentage point.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 14.0% in the second quarter of 2013 primarily due to higher marketing and employee-related expenses, increased legal fees and incentive compensation costs. These increases were partially offset by lower costs associated with the integration of business acquisitions in the second quarter of 2013 compared with the second quarter of 2012. Advertising costs in the second quarter of 2013 increased by 22.4% from the same period in 2012.
Business Realignment and Impairment Charges
Business realignment and impairment charges of $3.6 million primarily associated with the Next Century program were recorded in the second quarter of 2013. These charges were principally related to costs for the demolition of a former manufacturing facility.
Business realignment and impairment charges of $4.8 million were recorded in the second quarter of 2012 associated with the Next Century program. The 2012 charges were primarily associated with the relocation and start-up of production lines.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the second quarter of 2013 compared with the second quarter of 2012 as a result of an increase in gross profit and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $3.6 million were recorded in the second quarter of 2013. Net pre-tax business realignment and impairment charges of $19.0 million were recorded in the second quarter of 2012.
EBIT margin increased from 15.7% for the second quarter of 2012 to 17.8% for the second quarter of 2013 due to the increase in gross margin and lower business realignment charges as a percent of sales, partially offset by higher selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was lower in the second quarter of 2013 than the comparable period of 2012. Lower interest expense was primarily associated with lower interest rates on long-term debt and the impact of the timing of repayments and issuances of long-term debt, partially offset by lower capitalized interest.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 35.6% for the second quarter of 2013 compared with 31.4% for the second quarter of 2012. The lower effective income tax rate in the second quarter of 2012 primarily resulted from favorable adjustments of approximately $11.5 million during the quarter associated with the conclusion of income tax audits for 2007 and 2008.
Net Income and Net Income Per Share
Earnings per share-diluted in the second quarter of 2013 increased $0.11, or 18.6%, compared with the second quarter of 2012. Net income was reduced by $2.2 million, or $0.01 per share-diluted, in the second quarter of 2013, and was reduced by $12.1 million, or $0.05 per share-diluted, in the second quarter of 2012 as a result of business realignment and impairment charges. There was no impact on net income in the second quarter of 2013 from integration costs for business acquisitions. Net income was reduced by $0.9 million, or $0.01 per share-diluted, in the second quarter of 2012 due to integration costs associated with the Brookside acquisition. Net income was reduced by $1.7 million, or $0.01 per share-diluted, in the second quarter of 2013, and was reduced by $2.8 million, or $0.01 per share-diluted, in the second quarter of 2012 by non-service related pension expenses. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.06 per share, or 9.1%, in 2013 compared with 2012.
Results of Operations - First Six Months 2013 vs. First Six Months 2012
Net Sales
Net sales increased 6.0% for the first six months of 2013 over the comparable period of 2012 due to sales volume increases. Sales volume increases reflected incremental sales of new products and core brand sales increases in the U.S., and our key international markets. Higher sales of Brookside products contributed 1.7% to the sales volume increase primarily as a result of expanded distribution in the United States. Net price realization increased net sales by 0.1%, but was offset by the impact of unfavorable foreign currency exchange rates which decreased net sales by the same percentage.
Key Marketplace Metrics
For the year-to-date period ended June 15, 2013, consumer takeaway increased 6.8% compared with the same period of 2012. Market share in measured channels increased 1.4 share points in the first six months of 2013 compared with the same period of 2012. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales decreased by approximately 0.9% in the first six months of 2013 primarily due to lower input costs, supply chain productivity and a favorable sales mix which decreased cost of sales by about 7.1%. The impact of sales volume increases and supply chain cost inflation increased cost of sales by approximately 8.0%. Business realignment and impairment charges of $0.1 million were included in cost of sales in the first six months of 2013 compared with $32.9 million recorded during the first six months of 2012, resulting in a decrease to cost of sales of approximately 1.8%.
Gross margin increased by 3.7 percentage points for the first six months of 2013 primarily as a result of reduced input costs, supply chain productivity improvements, a favorable sales mix and lower fixed costs as a percent of sales, which together improved gross margin by 4.2 percentage points. These improvements were partially offset by supply chain cost inflation of approximately 1.7 percentage points. The impact of lower business realignment and impairment charges recorded in the first six months of 2013 compared with the same period of 2012 increased gross margin by 1.0 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 12.5% in the first six months of 2013 primarily due to increased advertising, consumer promotions and marketing research expenses, higher employee-related expenses, increased incentive compensation costs and legal fees. These increases were partially offset by lower business realignment and acquisition costs compared with the first six months of 2012. Advertising costs in the first six months of 2013 increased by 22.0% from the same period in 2012.
Business Realignment and Impairment Charges
Business realignment and impairment charges of $10.4 million associated with the Next Century program were recorded in the first six months of 2013. These charges were primarily related to costs for the demolition of a former manufacturing facility.
Net pre-tax business realignment and impairment charges of $8.1 million were recorded in the first six months of 2012 associated with the Next Century program. The 2012 charges were primarily associated with the relocation and start up of production lines.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the first six months of 2013 compared with the first six months of 2012 as a result of higher gross profit, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $10.6 million were recorded in the first six months of 2013. Net pre-tax business realignment and impairment charges of $42.6 million were recorded in the first six months of 2012.
EBIT margin increased from 17.7% for the first six months of 2012 to 19.8% for the first six months of 2013 due to higher gross margin and lower business realignment and impairment charges as a percent of sales, partially offset by higher selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was lower in the first six months of 2013 than the comparable period of 2012 primarily reflecting decreased interest expense associated with reduced short-term borrowings, lower interest rates on long-term debt and the timing of repayments and issuances of long-term debt, partially offset by a decrease in capitalized interest.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.8% for the first six months of 2013 compared with 34.2% for the first six months of 2012. The lower effective income tax rate in the first six months of 2012 primarily resulted from favorable adjustments associated with the conclusion of income tax audits for 2007 and 2008. We expect our income tax rate for the full year 2013 to be about 35.0%.
Net Income and Net Income Per Share
Earnings per share-diluted for the first six months of 2013 were $1.77 compared with $1.46 for the first six months of 2012. Net income was reduced by $6.6 million, or $0.03 per share-diluted, in the first six months of 2013 as a result of business realignment and impairment charges. Net income was reduced by $27.0 million, or $0.12 per share-diluted, in the first six months of 2012 as a result of business realignment and impairment charges. Net income was reduced by $0.6 million in the first six months of 2013 from integration costs for business acquisitions. Net income was reduced by $4.7 million, or $0.2 per share-diluted, in the first six months of 2012 as a result of closing and integration costs for the Brookside acquisition. Net income was reduced by $3.5 million, or $0.01 per share-diluted, associated with non-service related pension expenses in the first six months of 2013 and was reduced by $5.3 million, or $0.02 per share-diluted, in the comparable period of 2012. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.19 per share, or 11.7%, in 2013 compared with 2012.
Liquidity and Capital Resources
Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand and issuing commercial paper. Commercial paper also may be issued, from time to time, to finance ongoing business transactions, such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first six months of 2013, cash and cash equivalents decreased by $159.9 million to $568.4 million.
Net cash provided from operating activities was $349.4 million in 2013 and $314.2 million in 2012. The increase was primarily the result of the change in cash provided from (used by) working capital and higher net income in 2013.

These increases were substantially offset by an increase in cash used by other assets and liabilities, an increase in cash used by excess tax benefits from stock-based compensation and the impact of non-cash business realignment charges and deferred income taxes. Cash used by other assets and liabilities was $51.2 million for the first six months of 2013 compared with $13.8 million for the same period of 2012. The increase in the amount of cash used by other assets and liabilities from 2012 to 2013 primarily reflected the effect of hedging transactions and the timing of payments associated with selling and marketing programs of $108.7 million. These increases were offset by a decrease in cash used by business realignment and impairment charges and timing of payments associated with income taxes of $80.8 million. Cash used by working capital was $60.9 million in 2013 compared with $121.3 million in 2012. The decrease in cash used by working capital was principally associated with changes in cash provided from (used by) trade accounts receivable and inventories in 2013 compared with 2012.
During the first quarter of 2012, the Company acquired Brookside for approximately $172.9 million. Also during the first six months of 2013 and 2012, the Company loaned $16.0 million to an affiliate to finance the expansion of its manufacturing capacity.
In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250 million of 2.625% Notes due in 2023.
Interest paid was $47.7 million during the first six months of 2013 versus $49.2 million for the comparable period of 2012. The decrease in interest paid in 2013 was due to the lower outstanding debt balance in 2013. Income taxes paid was $190.8 million during the first six months of 2013 versus $218.2 million for the comparable period of 2012. The decrease in taxes paid in 2013 was primarily related to the impact of higher annualized tax benefits associated with stock-based compensation in 2013 compared with 2012 and the receipt of a tax refund resulting from a loss on the sale of a former manufacturing facility in Canada.
The ratio of current assets to current liabilities was 1.8:1.0 as of June 30, 2013 and 1.4:1.0 as of December 31, 2012. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 63% as of June 30, 2013 from 65% as of December 31, 2012.
Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. As of June 30, 2013, we had no commercial paper borrowings.
Outlook
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2012 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
Our results for the first six months of 2013 were strong and we expect to continue our marketplace momentum driven by advertising and in-store merchandising and programming for core brands and new products in both U.S. and international markets. We will continue to remain focused on building brands in both the U.S. and key international markets and will make incremental investments in our brands and business capabilities.
We now expect 2013 net sales growth of about 7%, including the impact of foreign currency exchange rates. Net sales will be driven primarily by core brand volume growth, the U.S. launch of the Brookside product line in the food, drug and mass channels, as well as the introduction of new products such as Kit Kat minis, Twizzlers Bites and Jolly Rancher Bites. In key international markets such as China, we will extend our portfolio of products with the introduction of Hershey's Kisses Deluxe and Hershey's Drops, and build our sales of Hershey's chocolate products in instant consumable and take home pack types, which were introduced in the fourth quarter of 2012. In Brazil, manufacturing capacity was increased to support geographic expansion of Hershey's Mais, a chocolate-covered wafer product.
We have good visibility into our full-year cost structure and we expect gross margin to increase in 2013, driven by lower input costs, productivity, cost savings initiatives and greater fixed cost volume absorption. Therefore, we now expect 2013 gross margin on a reported basis to increase 300 to 310 basis points and we now expect expansion of adjusted gross margin to be 220 to 230 basis points, after excluding expected charges of approximately $6.0 million in 2013 and actual charges of $49.1 million in 2012 that were included in cost of sales and associated primarily with the Next Century program.

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
We expect to continue investments in 2013 in market research, category management and other go-to-market capabilities established over the last few years, as well as the consumer insights work underway in key international markets for our five global brands, Hershey's, Reese's, Hershey's Kisses, Jolly Rancher and Ice Breakers, that we believe can gain strong consumer acceptance around the world. Additionally, we will continue to invest in international selling and marketing functions and support new product introductions with increased levels of consumer promotion and sampling to drive trial and repeat purchases. Therefore, for the full year, we expect selling, marketing and administrative expenses, excluding advertising, to increase at a rate greater than net sales growth, particularly in the third quarter. We anticipate that earnings per share-diluted in accordance with GAAP will increase 24% to 26% in 2013 compared with 2012. Growth in adjusted earnings per share-diluted is now expected to be about 14%, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below.
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
In 2013, the Company expects to record charges of about $10 million to $15 million, or $0.03 to $0.05 per share-diluted, attributable to the Next Century program. Non-service related pension expenses are now expected to be $11.3 million, or $0.03 per share-diluted, in 2013.
Below is a reconciliation of 2012 and projected 2013 earnings per share-diluted in accordance with GAAP to non-GAAP 2012 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2013:

	2012	2013 (Projected)
Reported EPS-Diluted	$2.89	$3.60 - $3.65
Acquisition closing and integration charges	0.04	—
Total Business Realignment and Impairment Charges	0.25	0.03 - 0.05
Non-service related pension expenses	0.06	0.03
Adjusted EPS-Diluted	$3.24	$3.68 - $3.71

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $7.5 million as of June 30, 2013 and was $11.0 million as of December 31, 2012. The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $4.8 million as of June 30, 2013 and was $7.9 million as of December 31, 2012. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $2.0 million as of December 31, 2012, to $8.8 million as of June 30, 2013. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.
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

PART II - OTHER INFORMATION
Items 1A, 3, 4 and 5 have been omitted as not applicable.

Item 1 - Legal Proceedings
Hershey Canada, Inc. reached a settlement agreement with the Canadian competition authorities through their Leniency Program with regard to an inquiry into alleged violations of the Canadian Competition Act in the sale and supply of chocolate products sold in Canada by members of the confectionery industry. On June 21, 2013, Hershey Canada pleaded guilty to one count of price fixing related to communications with competitors in Canada in 2007 and paid a fine of approximately $4.0 million. Hershey Canada promptly reported the conduct to the Competition Bureau, cooperated fully with its investigation and did not implement the planned price increase that was the subject of the 2007 communications. For information about pending antitrust proceedings, see Item 3. Legal Proceedings in our 2012 Annual Report on Form 10-K.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands of dollars)
April 1 through April 28, 2013	—	—	—	$125,069

April 29 through May 26, 2013	768,464	$88.39	—	$125,069

May 27 through June 30, 2013	376,700	$89.19	—	$125,069

Total	1,145,164	$88.65	—
In April 2011, our Board of Directors approved a new $250 million share repurchase program. As of June 30, 2013, $125.1 million remained available for repurchases of our Common Stock.

Item 6 - Exhibits
The following items are attached or incorporated herein by reference:

Exhibit Number	Description
12.1	Statement showing computation of ratio of earnings to fixed charges for the six months ended June 30, 2013 and July 1, 2012.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Tacka, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and David W. Tacka, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: August 7, 2013	/s/David W. Tacka
David W. Tacka
Chief Financial Officer

Date: August 7, 2013	/s/Richard M. McConville
Richard M. McConville
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of David W. Tacka, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and David W. Tacka, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase