Form 10-Q
period 2013-09-29
HERSHEY CO
filed 2013-11-01
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
Common Stock, $1 par value – 162,967,134 shares, as of October 18, 2013. Class B Common Stock,
$1 par value – 60,628,572 shares, as of October 18, 2013.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	September 29, 2013	September 30, 2012
Net Sales	$1,853,886	$1,746,709
Costs and Expenses:
Cost of Sales	998,335	1,003,952
Selling, marketing and administrative	481,986	420,972
Business realignment and impairment charges, net	2,929	20,055
Total costs and expenses	1,483,250	1,444,979
Income before Interest and Income Taxes	370,636	301,730
Interest expense, net	21,759	24,535
Income before Income Taxes	348,877	277,195
Provision for income taxes	115,892	100,479
Net Income	$232,985	$176,716
Earnings Per Share - Basic - Class B Common Stock	$.96	$.73
Earnings Per Share - Diluted - Class B Common Stock	$.95	$.73
Earnings Per Share - Basic - Common Stock	$1.07	$.80
Earnings Per Share - Diluted - Common Stock	$1.03	$.77
Average Shares Outstanding - Basic - Common Stock	163,364	164,686
Average Shares Outstanding - Basic - Class B Common Stock	60,629	60,630
Average Shares Outstanding - Diluted	226,887	228,608
Cash Dividends Paid Per Share:
Common Stock	$.485	$.380
Class B Common Stock	$.435	$.344
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	September 29, 2013	September 30, 2012
Net Income	$232,985	$176,716

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,053	10,815
Pension and post-retirement benefit plans	6,160	(853)
Cash flow hedges:
Gains on cash flow hedging derivatives	57,345	35,682
Reclassification adjustments	(2,687)	14,644
Total other comprehensive income, net of tax	61,871	60,288
Comprehensive Income	$294,856	$237,004
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Net Sales	$5,189,826	$4,893,217
Costs and Expenses:
Cost of sales	2,766,364	2,788,543
Selling, marketing and administrative	1,378,725	1,217,939
Business realignment and impairment charges, net	13,367	28,204
Total costs and expenses	4,158,456	4,034,686
Income before Interest and Income Taxes	1,031,370	858,531
Interest expense, net	66,486	72,903
Income before Income Taxes	964,884	785,628
Provision for income taxes	330,489	274,576
Net Income	$634,395	$511,052
Earnings Per Share - Basic - Class B Common Stock	$2.63	$2.11
Earnings Per Share - Diluted - Class B Common Stock	$2.61	$2.09
Earnings Per Share - Basic - Common Stock	$2.91	$2.33
Earnings Per Share - Diluted - Common Stock	$2.79	$2.23
Average Shares Outstanding - Basic - Common Stock	163,483	164,766
Average Shares Outstanding - Basic - Class B Common Stock	60,629	60,630
Average Shares Outstanding - Diluted	227,149	228,701
Cash Dividends Paid Per Share:
Common Stock	$1.325	$1.140
Class B Common Stock	$1.195	$1.032
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Net Income	$634,395	$511,052

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,928)	12,477
Pension and post-retirement benefit plans	19,781	11,755
Cash flow hedges:
Gains on cash flow hedging derivatives	61,355	34,913
Reclassification adjustments	3,081	47,947
Total other comprehensive income, net of tax	66,289	107,092
Comprehensive Income	$700,684	$618,144
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	September 29, 2013	December 31, 2012
Current Assets:
Cash and cash equivalents	$701,328	$728,272
Accounts receivable - trade, net	659,740	461,383
Inventories	762,635	633,262
Deferred income taxes	73,352	122,224
Prepaid expenses and other	178,639	168,344
Total current assets	2,375,694	2,113,485
Property, Plant and Equipment, at cost	3,665,692	3,560,626
Less-accumulated depreciation and amortization	(1,945,872)	(1,886,555)
Net property, plant and equipment	1,719,820	1,674,071
Goodwill	580,335	588,003
Other Intangibles	200,938	214,713
Deferred Income Taxes	18,915	12,448
Other Assets	182,217	152,119
Total assets	$5,077,919	$4,754,839
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$481,593	$441,977
Accrued liabilities	630,422	650,906
Accrued income taxes	38,629	2,329
Short-term debt	107,064	118,164
Current portion of long-term debt	3,060	257,734
Total current liabilities	1,260,768	1,471,110
Long-term Debt	1,796,263	1,530,967
Other Long-term Liabilities	637,042	668,732
Deferred Income Taxes	33,271	35,657
Total liabilities	3,727,344	3,706,466
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2013 and 2012	—	—
Common Stock, shares issued: 299,273,172 in 2013 and 299,272,927 in 2012	299,272	299,272
Class B Common Stock, shares issued: 60,628,572 in 2013 and 60,628,817 in 2012	60,629	60,629
Additional paid-in capital	645,727	592,975
Retained earnings	5,373,743	5,027,617
Treasury-Common Stock shares at cost: 136,320,560 in 2013 and 136,115,714 in 2012	(4,721,625)	(4,558,668)
Accumulated other comprehensive loss	(318,787)	(385,076)
The Hershey Company stockholders’ equity	1,338,959	1,036,749
Noncontrolling interests in subsidiaries	11,616	11,624
Total stockholders' equity	1,350,575	1,048,373
Total liabilities and stockholders' equity	$5,077,919	$4,754,839
The accompanying notes are an integral part of these consolidated balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Cash Flows Provided from (Used by) Operating Activities
Net Income	$634,395	$511,052
Adjustments to Reconcile Net Income to Net Cash
Provided from Operations:
Depreciation and amortization	150,557	162,848
Stock-based compensation expense	39,582	37,364
Excess tax benefits from stock-based compensation	(42,899)	(28,190)
Deferred income taxes	(13,007)	12,189
Non-cash business realignment and impairment charges	—	31,774
Contributions to pension and other benefit plans	(48,150)	(21,309)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(198,357)	(238,415)
Inventories	(132,773)	(84,302)
Accounts payable	62,777	38,206
Other assets and liabilities	171,589	184,690
Net Cash Flows Provided from Operating Activities	623,714	605,907
Cash Flows Provided from (Used by) Investing Activities
Capital additions	(215,257)	(200,988)
Capitalized software additions	(13,063)	(12,990)
Proceeds from sales of property, plant and equipment	15,149	392
Loan to affiliate	(16,000)	(16,000)
Business acquisitions	—	(172,856)
Net Cash Flows Used by Investing Activities	(229,171)	(402,442)
Cash Flows Provided from (Used by) Financing Activities
Net (decrease) increase in short-term debt	(7,086)	170,121
Long-term borrowings	250,767	1,722
Repayment of long-term debt	(250,422)	(98,398)
Cash dividends paid	(288,269)	(249,827)
Exercise of stock options	133,248	227,764
Excess tax benefits from stock-based compensation	42,899	28,190
Contributions from (net payments to) noncontrolling interests	2,940	(12,928)
Repurchase of Common Stock	(305,564)	(497,560)
Net Cash Flows Used by Financing Activities	(421,487)	(430,916)
Decrease in Cash and Cash Equivalents	(26,944)	(227,451)
Cash and Cash Equivalents, beginning of period	728,272	693,686
Cash and Cash Equivalents, end of period	$701,328	$466,235

Interest Paid	$77,190	$82,088
Income Taxes Paid	$240,305	$233,652
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
Operating results for the nine months ended September 29, 2013 may not be indicative of the results that may be expected for the year ending December 31, 2013, because of the seasonal effects of our business. For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
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
We own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. During the first nine months of 2013 and 2012, the Company and Bauducco each contributed cash of approximately $2.9 million to Hershey do Brasil. The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.
Noncontrolling interests in subsidiaries was $11.6 million as of December 31, 2012 and September 29, 2013 reflecting the impact of noncontrolling interests’ share of losses of this entity, as well as the impact of currency translation adjustments. These decreases were offset by the impact of the cash contributed by Bauducco. The share of losses pertaining to the noncontrolling interests in subsidiaries was $1.9 million for the nine months ended September 29, 2013 and $10.4 million for the nine months ended September 30, 2012. This was reflected in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended		For the Nine Months Ended
In millions of dollars	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units ("RSUs")	$13.6	$12.8	$39.6	$37.4
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.5	$4.6	$13.6	$13.1
The increase in share-based compensation expense for the third quarter and first nine months of 2013 was driven primarily by an increase in the compensation amount upon which the number of stock-based awards granted in 2013 was based.
Stock Options
A summary of the status of our stock options as of September 29, 2013, and the change during 2013 is presented below:

	For the Nine Months Ended September 29, 2013
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	10,553,914	$48.08	6.1 years
Granted	1,763,874	$81.86
Exercised	(2,970,120)	$45.09
Forfeited	(314,886)	$64.42
Outstanding as of September 29, 2013	9,032,782	$55.11	6.4 years
Options exercisable as of September 29, 2013	4,619,554	$46.41	4.7 years

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Weighted-average fair value of options granted (per share)	$14.48	$10.59
Intrinsic value of options exercised (in millions of dollars)	$117.5	$108.2
We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Dividend yields	2.2%	2.4%
Expected volatility	22.2%	22.4%
Risk-free interest rates	1.4%	1.5%
Expected lives in years	6.6	6.6
As of September 29, 2013, the aggregate intrinsic value of options outstanding was $334.8 million and the aggregate intrinsic value of options exercisable was $211.4 million.

As of September 29, 2013, there was $26.6 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of September 29, 2013, and the change during 2013 is presented below:

Performance Stock Units and Restricted Stock Units	For the Nine Months Ended September 29, 2013	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,720,577	$56.71
Granted	371,695	$88.11
Performance assumption change	187,895	$83.40
Vested	(733,178)	$49.88
Forfeited	(120,533)	$72.35
Outstanding as of September 29, 2013	1,426,456	$71.76
The table above excludes PSU awards for 40,812 units as of December 31, 2012 and 29,422 units as of September 29, 2013 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and directors during the year. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Units granted	371,695	445,892
Weighted-average fair value at date of grant	$88.11	$64.07
Monte Carlo simulation assumptions:
Estimated values	$55.49	$35.62
Dividend yields	2.0%	2.5%
Expected volatility	17.1%	20.0%
As of September 29, 2013, there was $45.3 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

	For the Nine Months Ended
	September 29, 2013	September 30, 2012
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$60.5	$36.2
The higher amount in 2013 was primarily due to the higher stock price at distribution in the first nine months of 2013 compared with first nine months of 2012.
Deferred performance stock units, deferred restricted stock units, and directors’ fees and accumulated dividend amounts representing deferred stock units totaled 607,657 units as of September 29, 2013. Each unit is equivalent to one share of the Company’s Common Stock.
No stock appreciation rights were outstanding as of September 29, 2013.

For more information on our stock compensation plans, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K and our proxy statement for the 2013 annual meeting of stockholders.
5.    INTEREST EXPENSE
Net interest expense consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
In thousands of dollars
Interest expense	$22,838	$26,019	$69,619	$79,893
Interest income	(696)	(585)	(2,109)	(1,935)
Capitalized interest	(383)	(899)	(1,024)	(5,055)
Interest expense, net	$21,759	$24,535	$66,486	$72,903
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
We estimate that the Next Century program will incur total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million. This estimate includes $170 million to $180 million in pre-tax business realignment and impairment charges and approximately $20.0 million in project implementation and start-up costs. Total costs of $13.6 million were recorded in the first nine months of 2013, total costs of $76.3 million were recorded in 2012, total costs of $43.4 million were recorded in 2011 and total costs of $53.9 million were recorded in 2010.
Business realignment and impairment charges recorded during the three-month and nine-month periods ended September 29, 2013 and September 30, 2012 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
In thousands of dollars
Cost of sales – Next Century program	$62	$5,158	$209	$38,041
Selling, marketing and administrative – Next Century program	1	587	18	2,138
Business realignment and impairment charges, net
Next Century program
Plant closure expenses	2,929	6,938	13,367	14,173
Pension settlement loss	—	13,117	—	13,117
Employee separation costs	—	—	—	914
Total business realignment and impairment charges, net	2,929	20,055	13,367	28,204
Total business realignment and impairment charges	$2,992	$25,800	$13,594	$68,383
Next Century Program
Plant closure expenses of $2.9 million and $13.4 million were recorded in the third quarter and first nine months of 2013, respectively, primarily related to costs associated with the demolition of a former manufacturing facility.
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
A charge of $38.0 million was recorded in cost of sales during the first nine months of 2012 related primarily to start-up costs associated with the Next Century program and accelerated depreciation of fixed assets over a reduced remaining useful life. A charge of $2.1 million was recorded in selling, marketing and administrative expenses during the first nine months of 2012 related primarily to project administration for the Next Century program. Expenses of $14.2 million were recorded during the first nine months of 2012 primarily related to costs associated with the closure of a manufacturing facility and the relocation of production lines. Employee separation costs of $0.9 million for the Next Century program in the first nine months of 2012 were related to expected voluntary and involuntary terminations.
The September 29, 2013 liability balance relating to the Next Century program was $1.0 million for estimated building remediation and employee separation costs which were recorded in 2010 and 2011. During the first nine months of 2013, we made payments against the liabilities of $6.6 million primarily related to employee separation costs.
7.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
In thousands except per share amounts
Net income	$232,985	$176,716	$634,395	$511,052
Weighted-average shares - Basic
Common Stock	163,364	164,686	163,483	164,766
Class B Common Stock	60,629	60,630	60,629	60,630
Total weighted- average shares - Basic	223,993	225,316	224,112	225,396
Effect of dilutive securities:
Employee stock options	2,431	2,641	2,488	2,641
Performance and restricted stock units	463	651	549	664
Weighted-average shares - Diluted	226,887	228,608	227,149	228,701
Earnings Per Share - Basic
Class B Common Stock	$0.96	$0.73	$2.63	$2.11
Common Stock	$1.07	$0.80	$2.91	$2.33
Earnings Per Share - Diluted
Class B Common Stock	$0.95	$0.73	$2.61	$2.09
Common Stock	$1.03	$0.77	$2.79	$2.23
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
In millions
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	1.0	—	1.8	3.5

8.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We account for derivative instruments in accordance with Financial Accounting Standards Board accounting standards which require us to recognize all derivative instruments at fair value. We classify derivatives as assets or liabilities on the balance sheet. As of September 29, 2013 and December 31, 2012, all of our derivative instruments were classified as cash flow hedges.
The fair value of derivative instruments in the Consolidated Balance Sheet as of September 29, 2013 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$3,346	$6,006
Other long-term assets	$17,123	$3,226	$—
Accrued liabilities	$—	$8	$—
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2012 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,119	$—
Accrued liabilities	$12,502	$917	$2,010
Other long-term liabilities	$922	$—	$—
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

As of September 29, 2013, prepaid expense and other current assets associated with commodities futures and options contracts were associated with cash transfers receivable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 29, 2013 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$21,515	$6,501	$69,670
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(2,858)	$3,382	$(5,500)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$3,271
The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 30, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(15,477)	$3,249	$70,129
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(2,646)	$(2,563)	$(72,000)
Gains (losses) recognized in income (ineffective portion) (b)	$—	$—	$2,465

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

(b)	Gains (losses) recognized in earnings were included in cost of sales for commodities futures and options contracts.
All gains (losses) related to the ineffective portion of the hedging relationship were recognized in earnings. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign exchange forward contracts and options, and commodities futures and options contracts, expected to be reclassified into earnings in the next twelve months was approximately $16.6 million after tax as of September 29, 2013. This amount was primarily associated with commodities futures and options contracts.
For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

9.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income (loss) is as follows:

	For the Three Months Ended
	September 29, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$232,985

Other comprehensive income (loss):
Foreign currency translation adjustments	$1,053	—	1,053
Pension and post-retirement benefit plans (a)	9,930	(3,770)	6,160
Cash flow hedges:
Gains on cash flow hedging derivatives	91,656	(34,311)	57,345
Reclassification adjustments (b)	(4,342)	1,655	(2,687)

Total other comprehensive income	$98,297	$(36,426)	61,871

Comprehensive income			$294,856

	For the Three Months Ended
	September 30, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$176,716

Other comprehensive income (loss):
Foreign currency translation adjustments	$10,815	$—	10,815
Pension and post-retirement benefit plans (a)	(1,425)	572	(853)
Cash flow hedges:
Gains on cash flow hedging derivatives	58,797	(23,115)	35,682
Reclassification adjustments (b)	23,233	(8,589)	14,644

Total other comprehensive income	$91,420	$(31,132)	60,288

Comprehensive income			$237,004

	For the Nine Months Ended
	September 29, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$634,395

Other comprehensive income (loss):
Foreign currency translation adjustments	$(17,928)	$—	(17,928)
Pension and post-retirement benefit plans (a)	32,231	(12,450)	19,781
Cash flow hedges:
Gains on cash flow hedging derivatives	97,686	(36,331)	61,355
Reclassification adjustments (b)	4,976	(1,895)	3,081

Total other comprehensive income	$116,965	$(50,676)	66,289

Comprehensive income			$700,684

	For the Nine Months Ended
	September 30, 2012
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$511,052

Other comprehensive income (loss):
Foreign currency translation adjustments	$12,477	$—	12,477
Pension and post-retirement benefit plans (a)	18,958	(7,203)	11,755
Cash flow hedges:
Gains on cash flow hedging derivatives	57,901	(22,988)	34,913
Reclassification adjustments (b)	77,209	(29,262)	47,947

Total other comprehensive income	$166,545	$(59,453)	107,092

Comprehensive income			$618,144

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 16. Pension and Other Post-Retirement Benefit Plans.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 8. Derivative Instruments and Hedging Activities.

The components of accumulated other comprehensive income (loss) as shown on the Consolidated Balance Sheets are as follows:

	September 29, 2013	December 31, 2012
In thousands of dollars
Foreign currency translation adjustments	$(8,755)	$9,173
Pension and post-retirement benefit plans, net of tax	(346,256)	(366,037)
Cash flow hedges, net of tax	36,224	(28,212)
Total accumulated other comprehensive loss	$(318,787)	$(385,076)
10.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	September 29, 2013	December 31, 2012
In thousands of dollars
Raw materials	$217,258	$256,969
Goods in process	88,948	78,292
Finished goods	609,754	496,981
Inventories at FIFO	915,960	832,242
Adjustment to LIFO	(153,325)	(198,980)
Total inventories	$762,635	$633,262
The decrease in raw material inventories as of September 29, 2013 was due to the timing of deliveries to support manufacturing requirements as well as lower ingredient costs in 2013. The increase in goods in process inventories as of September 29, 2013 was principally the result of higher levels of cocoa products needed to support manufacturing requirements. Finished goods inventories were higher as of September 29, 2013 primarily due to increases to support anticipated sales levels of everyday and seasonal items. The change in the adjustment to LIFO amount from December 31, 2012 to September 29, 2013 was primarily due to lower ingredient costs in 2013.

11.    SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. Our five-year unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of September 29, 2013, we complied with all covenants pertaining to the credit agreement. There were no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
12.    LONG-TERM DEBT
In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250.0 million of 2.625% Notes due in 2023. The Notes were issued under the registration statement that was filed in May 2012 which registered an indeterminate amount of debt securities.
13.    FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 29, 2013 and December 31, 2012, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,799.3 million as of September 29, 2013, compared with a fair value of $1,968.5 million, based on quoted market prices for the same or similar debt issues.
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
The fair value of interest rate swap agreements was an asset of $17.1 million as of September 29, 2013. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. For more information, see Note 8. Derivative Instruments and Hedging Activities.

Foreign Exchange Forward Contracts
The following table summarizes our foreign exchange activity:

	September 29, 2013
	Contract Amount	Primary Currencies
In millions of dollars
Foreign exchange forward contracts to purchase foreign currencies	$154.1	Malaysian ringgits Swiss francs Euros
Foreign exchange forward contracts to sell foreign currencies	$8.6	Canadian dollars
Our foreign exchange forward contracts mature in 2013, 2014 and 2015. For more information, see Note 8. Derivative Instruments and Hedging Activities.
14.    FAIR VALUE ACCOUNTING
We use certain derivative instruments, from time to time, to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.
A summary of our cash flow hedging derivative assets and liabilities measured at fair value on a recurring basis as of September 29, 2013, is as follows:

Description	Fair Value as of September 29, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars
Assets
Cash flow hedging derivatives	$58,431	$34,736	$23,695	$—
Liabilities
Cash flow hedging derivatives	$28,738	$28,730	$8	$—
As of September 29, 2013, cash flow hedging derivative Level 1 assets were related to cash transfers receivable on commodities futures contracts with gains reflecting the change in quoted market prices on the last trading day for the period. As of September 29, 2013, cash flow hedging derivative Level 1 liabilities were related to cash transfers payable on commodities futures contracts with losses resulting from the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the IntercontinentalExchange or various other exchanges. These changes in value represent unrealized gains and losses.
As of September 29, 2013, cash flow hedging derivative Level 2 assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with gains. Cash flow hedging Level 2 liabilities were related to the fair value of foreign exchange forward contracts and options with losses. The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. For more information, see Note 8. Derivative Instruments and Hedging Activities and refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.

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
15.    INCOME TAXES
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. We are no longer subject to U.S. federal income tax examinations by the U.S. Internal Revenue Service (“IRS”) for years prior to 2009. During the first quarter of 2013, the IRS commenced its audits of our U.S. income tax returns for the years 2009 through 2011. Tax examinations by various state taxing authorities could generally be conducted for years beginning in 2008. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2006. During the third quarter of 2010, the CRA commenced its audit of our Canadian income tax returns for the years 2006 through 2009. During the third quarter of 2013, the CRA notified us that they will also be conducting an audit of the Canadian income tax returns for the years 2010 to 2012. We are no longer subject to Mexican federal income tax examinations by Servicio de Administracion Tributaria (“SAT”) for years before 2008. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. We work with the IRS, the CRA and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6.4 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

16.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
In thousands of dollars
Service cost	$7,830	$7,576	$274	$293
Interest cost	10,984	12,665	2,686	3,316
Expected return on plan assets	(18,277)	(18,222)	—	—
Amortization of prior service cost	106	182	209	156
Recognized net actuarial loss (gain)	10,106	9,895	(73)	(25)
Administrative expenses	270	137	24	22
Net periodic benefit cost	11,019	12,233	3,120	3,762
Settlement loss	—	13,117	—	—
Total amount reflected in earnings	$11,019	$25,350	$3,120	$3,762
We made contributions of $28.7 million and $6.3 million to the pension plans and other benefits plans, respectively, during the third quarter of 2013. In the third quarter of 2012, we made contributions of $2.9 million and $5.7 million to our pension and other benefits plans, respectively. The contributions in 2013 and 2012 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The pension settlement loss in 2012 was related to the Next Century program.
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
In thousands of dollars
Service cost	$23,528	$22,722	$821	$879
Interest cost	32,986	37,980	8,063	9,942
Expected return on plan assets	(54,862)	(54,634)	—	—
Amortization of prior service cost	317	545	463	465
Recognized net actuarial loss (gain)	30,324	29,673	(55)	(75)
Administrative expenses	537	437	74	117
Net periodic benefit cost	32,830	36,723	9,366	11,328
Settlement loss	—	13,117	—	—
Total amount reflected in earnings	$32,830	$49,840	$9,366	$11,328
We made contributions of $29.9 million and $18.3 million to the pension plans and other benefits plans, respectively, during the first nine months of 2013. During the first nine months of 2012, we made contributions of $4.6 million and $16.7 million to our pension and other benefits plans, respectively. The contributions in 2013 and 2012 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
For 2013, there are no significant minimum funding requirements for our domestic pension plans, however, we contributed $25.0 million to the plans during the third quarter of 2013 to improve the funded status. Funding of our non-domestic pension plans in 2013 is not material.

The pension settlement loss in 2012 was related to the Next Century program which is described in more detail in Note 6. Business Realignment and Impairment Charges.
For more information, refer to the consolidated financial statements and notes included in our 2012 Annual Report on Form 10-K.
17.    SHARE REPURCHASES
Repurchases and Issuances of Common Stock
A summary of cumulative share repurchases and issuances is as follows:

	For the Nine Months Ended September 29, 2013
	Shares	Dollars
In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	3,656	305,564
Total share repurchases	3,656	305,564
Shares issued for stock options and incentive compensation	(3,451)	(142,607)
Net change	205	$162,957
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of September 29, 2013, $125.1 million remained available for repurchases of our Common Stock.
18.    RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11–Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2013-11"). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our Income Statement

	For the Three Months Ended			For the Nine Months Ended
	September 29, 2013	September 30, 2012	Percent Change Increase (Decrease)	September 29, 2013	September 30, 2012	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,853.9	$1,746.7	6.1%	$5,189.8	$4,893.2	6.1%
Cost of Sales	998.4	1,003.9	(0.6)	2,766.3	2,788.5	(0.8)
Gross Profit	855.5	742.8	15.2	2,423.5	2,104.7	15.1
Gross Margin	46.1%	42.5%		46.7%	43.0%
SM&A Expense	482.0	421.0	14.5	1,378.7	1,218.0	13.2
SM&A Expense as a percent of sales	26.0%	24.1%		26.6%	24.9%
Business Realignment and Impairment Charges, net	2.9	20.1	(85.4)	13.4	28.2	(52.6)
EBIT	370.6	301.7	22.8	1,031.4	858.5	20.1
EBIT Margin	20.0%	17.3%		19.9%	17.5%
Interest Expense, net	21.7	24.5	(11.3)	66.5	72.9	(8.8)
Provision for Income Taxes	115.9	100.5	15.3	330.5	274.6	20.4
Effective Income Tax Rate	33.2%	36.2%		34.3%	34.9%
Net Income	$233.0	$176.7	31.8	$634.4	$511.0	24.1
Net Income Per Share-Diluted	$1.03	$0.77	33.8	$2.79	$2.23	25.1
Results of Operations - Third Quarter 2013 vs. Third Quarter 2012
Net Sales
Net sales increased 6.1% in the third quarter of 2013 over the comparable period of 2012 due to sales volume increases. Sales volume increases were primarily associated with core brand sales increases and incremental sales of new products in the United States and our key international markets, along with higher sales of Brookside products. Net sales outside of the U.S. and Canada increased 14.2%, driven by sales volume increases primarily in our focus markets of China, Mexico and Brazil. Net price realization increased net sales by 0.5% but was offset by unfavorable foreign currency exchange rates which decreased net sales by the same percentage.
Key Marketplace Metrics
For the twelve-week period ending October 5, 2013, consumer takeaway increased 5.0% in 2013 compared with the same period of 2012. Market share in measured channels increased by 0.7 share points in the twelve-week period ending October 5, 2013 compared with the same period of 2012. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.

Cost of Sales and Gross Margin
Cost of sales decreased by approximately 0.6% in the third quarter of 2013. Lower input costs, supply chain productivity and a favorable sales mix together decreased total cost of sales by approximately 5.9%. These decreases were offset by higher costs associated with sales volume increases and supply chain cost inflation, which increased cost of sales by the same percentage. There were no business realignment and impairment charges included in cost of sales in the third quarter of 2013 compared with $5.2 million in the third quarter of 2012, resulting in a reduction in cost of sales of 0.5%.
Gross margin increased by 3.6 percentage points in the third quarter of 2013. Lower input costs, supply chain productivity improvements, a favorable sales mix, lower fixed costs as a percent of sales and net price realization together improved gross margin by 4.1 percentage points. These improvements were offset somewhat by supply chain cost inflation which reduced gross margin by approximately 0.8 percentage points. The impact of lower business realignment and impairment charges recorded in the third quarter of 2013 compared with the same period of 2012 increased gross margin by 0.2 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 14.5% in the third quarter of 2013 due to increased marketing and administrative expenses. Advertising, consumer promotions and other marketing expenses increased 21.0%, supporting core brands and the introduction of new products in the U.S. and international markets. Advertising costs in the third quarter of 2013 increased by 21.8% from the same period in 2012. Selling and administrative expenses increased 10.6% primarily reflecting higher employee-related expenses and increased legal fees, along with the write-off of certain assets associated with the remodeling of office space.
Business Realignment and Impairment Charges
Business realignment and impairment charges of $2.9 million primarily associated with the Next Century program were recorded in the third quarter of 2013. These charges were principally related to costs for the demolition of a former manufacturing facility.
Business realignment and impairment charges of $20.1 million were recorded in the third quarter of 2012 associated with the Next Century program. The 2012 charges were primarily associated with a non-cash pension settlement loss of $13.1 million and charges associated with the closure of a manufacturing facility.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the third quarter of 2013 compared with the third quarter of 2012 as a result of an increase in gross profit and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $3.0 million were recorded in the third quarter of 2013. Net pre-tax business realignment and impairment charges of $25.8 million were recorded in the third quarter of 2012.
EBIT margin increased from 17.3% for the third quarter of 2012 to 20.0% for the third quarter of 2013 due to the increase in gross margin and lower business realignment charges as a percent of sales, partially offset by higher selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was lower in the third quarter of 2013 than the comparable period of 2012. Lower interest expense was primarily associated with a decrease in short-term borrowings, partially offset by lower capitalized interest.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 33.2% for the third quarter of 2013 compared with 36.2% for the third quarter of 2012. The lower effective income tax rate resulted primarily from the impact of discrete tax items recognized in the third quarter of 2013 and the prior year rate included the unfavorable impact of Pennsylvania state tax legislation enacted in the third quarter of 2012.

Net Income and Net Income Per Share
Earnings per share-diluted in the third quarter of 2013 increased $0.26, or 33.8%, compared with the third quarter of 2012. Net income was reduced by $1.9 million, or $0.01 per share-diluted, in the third quarter of 2013, and was reduced by $16.5 million, or $0.07 per share-diluted, in the third quarter of 2012 as a result of business realignment and impairment charges. There was no impact on net income in the third quarter of 2013 from integration costs for business acquisitions. Net income was reduced by $3.5 million, or $0.02 per share-diluted, in the third quarter of 2012 due to integration costs associated with the Brookside acquisition. Net income was reduced by $1.7 million, in the third quarter of 2013 with no impact on earnings per share-diluted, and was reduced by $2.7 million, or $0.01 per share-diluted, in the third quarter of 2012 by non-service related pension expenses. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.17 per share, or 19.5%, in 2013 compared with 2012.
Results of Operations - First Nine Months 2013 vs. First Nine Months 2012
Net Sales
Net sales increased 6.1% for the first nine months of 2013 over the comparable period of 2012 due primarily to sales volume increases. Sales volume increases of 6.0% reflected core brand sales increases and incremental sales of new products in the United States and our key international markets. Higher sales of Brookside products contributed 1.3% to the sales volume increase primarily as a result of expanded distribution in the United States. Net sales for our businesses outside of the U.S. and Canada increased 10.6% primarily reflecting sales volume gains in our focus markets of China, Mexico and Brazil. Net price realization increased net sales by 0.3%, but was substantially offset by the impact of unfavorable foreign currency exchange rates which decreased net sales by 0.2%.
Key Marketplace Metrics
For the year-to-date period ended October 5, 2013, consumer takeaway increased 6.7% compared with the same period of 2012. Market share in measured channels increased 1.2 share points in the first nine months of 2013 compared with the same period of 2012. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales decreased by approximately 0.8% in the first nine months of 2013. Lower input costs, supply chain productivity and a favorable sales mix decreased cost of sales by a total of about 6.6%. The impact of sales volume increases and supply chain cost inflation increased cost of sales by approximately 7.1%. Significantly lower business realignment and impairment charges in the first nine months of 2013 compared with the first nine months of 2012, decreased cost of sales by approximately 1.4%.
Gross margin increased by 3.7 percentage points for the first nine months of 2013. Reduced input costs, supply chain productivity improvements, a favorable sales mix and lower fixed costs as a percent of sales together improved gross margin by 4.2 percentage points. These improvements were partially offset by supply chain cost inflation of approximately 1.3 percentage points. The impact of lower business realignment and impairment charges recorded in the first nine months of 2013 compared with the same period of 2012 increased gross margin by 0.8 percentage points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 13.2% in the first nine months of 2013 from the same period in 2012. Advertising, consumer promotions, and other marketing expenses increased 20.1%, supporting core brands and the introduction of new products in the U.S. and international markets. Advertising costs in the first nine months of 2013 increased by 21.9% from the same period in 2012. Selling and administrative expenses increased 9.3% primarily as a result of higher employee-related expenses, increased incentive compensation costs and legal fees, along with the write-off of certain assets associated with the remodeling of office space and increased marketing research expenses. These increases were partially offset by lower business realignment and acquisition costs compared with the first nine months of 2012.

Business Realignment and Impairment Charges
Business realignment and impairment charges of $13.4 million associated with the Next Century program were recorded in the first nine months of 2013. These charges were primarily related to costs for the demolition of a former manufacturing facility.
Net pre-tax business realignment and impairment charges of $28.2 million were recorded in the first nine months of 2012 associated with the Next Century program. The 2012 charges were primarily associated with the relocation and start up of production lines and the closure of a manufacturing facility, in addition to the pension settlement loss recorded in the third quarter of 2012.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased in the first nine months of 2013 compared with the first nine months of 2012 as a result of higher gross profit and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses. Net pre-tax business realignment and impairment charges of $13.6 million were recorded in the first nine months of 2013. Net pre-tax business realignment and impairment charges of $68.4 million were recorded in the first nine months of 2012.
EBIT margin increased from 17.5% for the first nine months of 2012 to 19.9% for the first nine months of 2013 due to higher gross margin and lower business realignment and impairment charges as a percent of sales, partially offset by higher selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was lower in the first nine months of 2013 than the comparable period of 2012 primarily reflecting decreased interest expense associated with reduced short-term borrowings, partially offset by a decrease in capitalized interest.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.3% for the first nine months of 2013 compared with 34.9% for the first nine months of 2012. We expect our income tax rate for the full year 2013 to be approximately 34.5%.
Net Income and Net Income Per Share
Earnings per share-diluted for the first nine months of 2013 were $2.79 compared with $2.23 for the first nine months of 2012. Net income was reduced by $8.4 million, or $0.04 per share-diluted, in the first nine months of 2013 as a result of business realignment and impairment charges. Net income was reduced by $43.5 million, or $0.19 per share-diluted, in the first nine months of 2012 as a result of business realignment and impairment charges. Net income was reduced by $8.3 million, or $0.04 per share-diluted, in the first nine months of 2012 as a result of closing and integration costs for the Brookside acquisition. Net income was reduced by $5.2 million, or $0.03 per share-diluted, associated with non-service related pension expenses in the first nine months of 2013 and was reduced by $8.0 million, or $0.04 per share-diluted, in the comparable period of 2012. Excluding the impact of business realignment and impairment charges, business acquisition costs and non-service related pension expenses, earnings per share-diluted increased $0.36 per share, or 14.4%, in 2013 compared with 2012.
Liquidity and Capital Resources
Historically, our major source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, generally have been met by utilizing cash on hand and issuing commercial paper. Commercial paper also may be issued, from time to time, to finance ongoing business transactions, such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. During the first nine months of 2013, cash and cash equivalents decreased by $26.9 million to $701.3 million.
Net cash provided from operating activities was $623.7 million in 2013 and $605.9 million in 2012. The increase primarily reflected higher net income in 2013, substantially offset by an increase in cash used by the impact of adjustments for business realignment charges and deferred income taxes, along with contributions to pension and other benefit plans. Cash used by working capital was $268.4 million in 2013 compared with $284.5 million in 2012. The decrease in cash used by working capital was principally associated with the impact of the timing of customer collection patterns on accounts receivable and an increase in accounts payable in 2013 compared with 2012, primarily associated with manufacturing and commodity purchases. This was substantially offset by an increase in cash used by inventory. Cash provided from other assets and liabilities was $171.6 million for the first nine months of 2013 compared with $184.7 million for the same period of 2012. The decrease in the amount of cash provided from other assets and liabilities from 2012 to 2013 primarily reflected a decrease in cash used by hedging transactions and the impact of changes in accrued income taxes and various accrued liabilities totaling $125.9 million. These decreases were substantially offset by the effect of business realignment and impairment charges and the timing of payments associated with income taxes, a total of $112.8 million.
During the first quarter of 2012, the Company acquired Brookside for approximately $172.9 million. Also during the first nine months of 2013 and 2012, the Company loaned $16.0 million to an affiliate to finance the expansion of its manufacturing capacity.
In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250 million of 2.625% Notes due in 2023.
Interest paid was $77.2 million during the first nine months of 2013 versus $82.1 million for the comparable period of 2012. The decrease in interest paid in 2013 was due to the lower outstanding debt balance in 2013. Income taxes paid was $240.3 million during the first nine months of 2013 versus $233.7 million for the comparable period of 2012. The increase in taxes paid in 2013 was primarily related to the impact of higher annualized taxable income in 2013 compared with 2012, which was partially offset by the receipt of a tax refund resulting from a loss on the sale of a former manufacturing facility in Canada.
The ratio of current assets to current liabilities was 1.9:1.0 as of September 29, 2013 and 1.4:1.0 as of December 31, 2012. The capitalization ratio (total short-term and long-term debt as a percent of stockholders' equity, short-term and long-term debt) decreased to 59% as of September 29, 2013 from 65% as of December 31, 2012.
Generally, our short-term borrowings are in the form of commercial paper or bank loans with an original maturity of three months or less. As of September 29, 2013, we had no commercial paper borrowings.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11–Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2013-11"). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on our consolidated financial statements.
Outlook
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as Risk Factors and other information contained in our 2012 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
Our results for the first nine months of 2013 were strong and we expect to continue our marketplace momentum. During the remainder of the year, net sales growth will be driven by increased advertising and solid in-store merchandising and programming for core brands and new products in both U.S. and international markets. We will continue to remain focused on building brands in both the U.S. and key international markets and will make incremental investments in our brands and business capabilities.
We expect 2013 net sales growth of about 7%, including the impact of foreign currency exchange rates. Net sales will be driven primarily by core brand volume growth, the U.S. launch of the Brookside product line in the food, drug and mass channels, as well as the introduction of new products such as Kit Kat Minis, Twizzlers Bites and Jolly Rancher Bites. In key international markets such as China, we will extend our portfolio of products with the introduction of Hershey's Kisses Deluxe and Hershey's Drops, and build our sales of Hershey's chocolate products in instant consumable and take home pack types, which were introduced in the fourth quarter of 2012. In Brazil, manufacturing capacity was increased to support geographic expansion of Hershey's Mais, a chocolate-covered wafer product.

We have good visibility into our full-year cost structure and we expect gross margin to increase in 2013, driven by lower input costs, productivity, cost savings initiatives and greater fixed cost volume absorption. Therefore, we now expect 2013 gross margin on a reported basis to increase 310 to 320 basis points and we now expect expansion of adjusted gross margin to be 240 to 250 basis points, after excluding expected charges of approximately $6.1 million in 2013, principally related to non-service related pension expenses, and actual charges of $49.1 million in 2012 that were included in cost of sales and associated primarily with the Next Century program.
We expect to accelerate our investments in 2013 for advertising, go-to-market capabilities and expansion of our Insights Driven Performance initiatives. Advertising is now expected to increase approximately 22% to 23% versus last year. Incremental advertising in 2013 will support the expanded distribution of Brookside products and innovation in both the U.S. and international markets, including increased advertising for the Hershey's brand in China.
We expect to continue investments in 2013 in market research, category management and other go-to-market capabilities established over the last few years, as well as the consumer insights work underway in key international markets for our five global brands, Hershey's, Reese's, Hershey's Kisses, Jolly Rancher and Ice Breakers, that we believe can gain strong consumer acceptance around the world. Additionally, we will continue to invest in international selling and marketing functions and support new product introductions with increased levels of consumer promotion and sampling to drive trial and repeat purchases. Therefore, for the full year, we expect selling, marketing and administrative expenses, excluding advertising, to increase at a rate greater than net sales growth, including a meaningful increase in the fourth quarter of 2013 compared with the prior year. We anticipate that earnings per share-diluted in accordance with GAAP will increase 24% to 26% in 2013 compared with 2012. Growth in adjusted earnings per share-diluted is expected to be about 14%, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below.
As we look to 2014 and beyond, we will continue to focus on U.S. core brands and leverage our scale at retail. Our international business continues to progress and we are optimistic about the potential to accelerate our international presence behind our disciplined approach to organic investments and acquisitions or joint ventures. We believe the investments we have made, and will continue to make, have resulted in an advantaged business model enabling us to deliver predictable and sustainable results. As a result, this gives us the confidence to increase our target for annual long-term earnings per share-diluted growth to 9% to 11%.
In 2014, we will maintain our focus on core brands and continue to drive growth with quality merchandising, programming and advertising. Additionally, we have a solid pipeline of new products, including York Minis, Hershey's spreads and Lancaster Soft Crèmes caramels, and expect innovation to contribute meaningfully to our net sales growth in 2014. Our international business is on track and we expect solid double-digit net sales growth on a percentage basis compared with 2013. Therefore, we expect 2014 net sales growth to be within our 5% to 7% long-term target, including the impact of foreign currency exchange rates. We remain focused on gross margin. We have solid productivity and cost savings initiatives in place and, while early in the planning cycle, we expect gross margin expansion next year that will drive 2014 growth in reported earnings per share-diluted in a range from 10% to 12%. We expect growth in adjusted earnings per share-diluted in the 9% to 11% range, consistent with our revised long-term target, as reflected in the reconciliation of reported to adjusted projections for 2014 provided below.
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

Below is a reconciliation of 2012 and projected 2013 and 2014 earnings per share-diluted in accordance with GAAP to non-GAAP 2012 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2013 and 2014:

	2012	2013 (Projected)	2014 (Projected)
Reported EPS-Diluted	$2.89	$3.60 - $3.65	$3.97 - $4.09
Acquisition closing and integration charges	0.04	—	—
Total Business Realignment and Impairment Charges	0.25	0.03 - 0.05	0.01
Non-service related pension expenses	0.06	0.03	0.02 - 0.03
Adjusted EPS-Diluted	$3.24	$3.68 - $3.71	$4.01 - $4.12

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
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements of ten percent resulting from a hypothetical near-term adverse change in market rates was $7.6 million as of September 29, 2013 and was $11.0 million as of December 31, 2012. The potential net loss in fair value of foreign exchange forward contracts and options resulting from a hypothetical near-term adverse change in market rates of ten percent was $15.5 million as of September 29, 2013 and was $7.9 million as of December 31, 2012. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased from $2.0 million as of December 31, 2012, to $7.7 million as of September 29, 2013. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period.
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

Item 1 - Legal Proceedings
Information regarding legal proceedings is contained in Part I, "Item 3-Legal Proceedings" in our Annual Report on Form 10-K for the year ended December 31, 2012, as updated in Part II, "Item 1-Legal Proceedings" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

There were no purchases of our Common Stock during the three months ended September 29, 2013. In April 2011, our Board of Directors approved a new $250 million share repurchase program. As of September 29, 2013, $125.1 million remained available for repurchases of our Common Stock.
Item 6 - Exhibits
The following items are attached or incorporated herein by reference:

Exhibit Number	Description
12.1	Statement showing computation of ratio of earnings to fixed charges for the nine months ended September 29, 2013 and September 30, 2012.
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David W. Tacka, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and David W. Tacka, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: November 1, 2013	/s/David W. Tacka
David W. Tacka
Chief Financial Officer

Date: November 1, 2013	/s/Richard M. McConville
Richard M. McConville
Chief Accounting Officer

EXHIBIT INDEX
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of David W. Tacka, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and David W. Tacka, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase