Form 10-K
period 2013-12-31
HERSHEY CO
filed 2014-02-21
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Common Stock, one dollar par value—$13,338,511,816 as of June 28, 2013.
Class B Common Stock, one dollar par value—$1,478,477 as of June 28, 2013. While the Class B Common Stock is not listed for public trading on any exchange or market system, shares of that class are convertible into shares of Common Stock at any time on a share-for-share basis. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2013.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, one dollar par value—163,185,446 shares, as of February 7, 2014.
Class B Common Stock, one dollar par value—60,619,777 shares, as of February 7, 2014.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
Reportable Segment
We operate as a single reportable segment in manufacturing, marketing, selling and distributing our products under more than 80 brand names. Our two operating segments comprise geographic regions including North America and International. We market our products in approximately 70 countries worldwide.
For segment reporting purposes, we aggregate the operations of North America and International to form one reportable segment. We base this aggregation on similar economic characteristics; products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location.
Organization
We operate under a matrix reporting structure designed to ensure continued focus on North America and on continuing our transformation into a more global company. Our business is organized around geographic regions and strategic business units. It is designed to enable us to build processes for repeatable success in our global markets.
Our geographic regions are accountable for delivering our annual financial plans. The key regions are:

•	North America, including the United States and Canada; and
•	International, including Latin America, Asia, Europe, Africa and exports to these regions.
In addition, The Hershey Experience manages our retail operations globally, including Hershey’s Chocolate World Stores in Hershey, Pennsylvania, New York City, Chicago, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore.
Our two strategic business units are the chocolate business unit and the sweets and refreshment business unit. These strategic business units focus on specific components of our product line and are responsible for building and leveraging the Company’s global brands, and disseminating best demonstrated practices around the world.
Business Acquisitions
In December 2013, we entered into an agreement to acquire all of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a privately held confectionery company based in Shanghai, China. SGM manufactures, markets and distributes Golden Monkey branded products, including candy, chocolates, protein-based products and snack foods, in China. As of the date of the agreement, SGM manufactured products in five cities and had more than 130 sales offices and approximately 1,700 sales representatives and 2,000 distributors covering all regions and trade channels in China.
In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. (“Brookside”), a privately held confectionery company based in Abbottsford, British Columbia, Canada. As part of this transaction, we acquired two production facilities located in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take-home re-sealable pack type.

Products
North America
United States
The primary products we sell in the United States include the following:

Under the HERSHEY’S brand franchise:
HERSHEY’S milk chocolate bar	HERSHEY’S BLISS chocolates
HERSHEY’S milk chocolate with almonds bar	HERSHEY’S COOKIES ‘N’ CRÈME candy bar
HERSHEY’S Extra Dark pure dark chocolate	HERSHEY’S COOKIES ‘N’ CRÈME DROPS candy
HERSHEY’S Nuggets chocolates	HERSHEY’S POT OF GOLD boxed chocolates
HERSHEY’S Drops chocolates	HERSHEY’S sugar free chocolate candy
HERSHEY’S AIR DELIGHT aerated milk chocolate	HERSHEY’S HUGS candies
HERSHEY’S Miniatures chocolate candy	HERSHEY'S SIMPLE PLEASURES candy
HERSHEY'S Spreads

Under the REESE’S brand franchise:
REESE’S peanut butter cups	REESE’S sugar free peanut butter cups
REESE’S peanut butter cups minis	REESE’S crispy and crunchy bar
REESE’S PIECES candy	REESESTICKS wafer bars
REESE’S Big Cup peanut butter cups	REESE’S FAST BREAK candy bar
REESE’S NUTRAGEOUS candy bar

Under the KISSES brand franchise:
HERSHEY’S KISSES brand milk chocolates
HERSHEY’S KISSES brand milk chocolates with almonds
HERSHEY’S KISSES brand milk chocolates filled with caramel
HERSHEY’S KISSES brand SPECIAL DARK mildly sweet chocolates
HERSHEY'S KISSES brand Cookies 'n' Creme candies

Our other products we sell in the United States include the following:

5th AVENUE candy bar	PAYDAY peanut caramel bar
ALMOND JOY candy bar	ROLO caramels in milk chocolate
ALMOND JOY PIECES candy	ROLO Minis
BROOKSIDE chocolate covered real fruit juice pieces	SKOR toffee bar
CADBURY chocolates	SPECIAL DARK mildly sweet chocolate bar
CARAMELLO candy bar	SPECIAL DARK PIECES candy
GOOD & PLENTY candy	SYMPHONY milk chocolate bar
HEATH toffee bar	SYMPHONY milk chocolate bar with almonds and toffee
JOLLY RANCHER candy	TAKE5 candy bar
JOLLY RANCHER CRUNCH 'N CHEW candy	TWIZZLERS candy
JOLLY RANCHER sugar free candy	TWIZZLERS sugar free candy
KIT KAT BIG KAT wafer bar	WHATCHAMACALLIT candy bar
KIT KAT wafer bar	WHOPPERS malted milk balls
KIT KAT Minis	YORK Minis
LANCASTER Caramel Soft Crèmes	YORK peppermint pattie
MAUNA LOA macadamia snack nuts	YORK sugar free peppermint pattie
MILK DUDS candy	YORK PIECES candy
MOUNDS candy bar	ZAGNUT candy bar
MR. GOODBAR chocolate bar	ZERO candy bar
We also sell products in the United States under the following product lines:
Premium products
Artisan Confections Company, a wholly-owned subsidiary of The Hershey Company, markets SCHARFFEN BERGER high-cacao dark chocolate products, and DAGOBA natural and organic chocolate products. Our SCHARFFEN BERGER products include chocolate bars and tasting squares. DAGOBA products include chocolate bars, drinking chocolate and baking products.
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

International
The primary products we sell in our International businesses include the following:
China
We import, market, sell and distribute chocolate and candy products in China, primarily under the HERSHEY’S, KISSES and LANCASTER brands.
Mexico
We manufacture, import, market, sell and distribute chocolate, sweets, refreshment and beverage products in Mexico under the HERSHEY’S, KISSES, JOLLY RANCHER and PELON PELO RICO brands.
Brazil
We manufacture, import and market chocolate, sweets and refreshment products in Brazil, including HERSHEY’S chocolate and confectionery items and IO-IO items.
India
We manufacture, market, sell and distribute sugar confectionery, beverage and cooking oil products in India, including NUTRINE and MAHA LACTO confectionery products and JUMPIN and SOFIT beverage products.
Other International
We also export, market, sell and distribute chocolate, sweets and refreshment products in Central America and Puerto Rico, and other countries in Latin America, Asia, Europe, the Middle East and Africa regions. We license the VAN HOUTEN brand name and related trademarks to sell chocolate products, cocoa, and baking products in Asia and the Middle East for the retail and duty-free distribution channels.
Customers
Full-time sales representatives and food brokers sell our products to our customers. Our customers are mainly wholesale distributors, chain grocery stores, mass merchandisers, chain drug stores, vending companies, wholesale clubs, convenience stores, dollar stores, concessionaires and department stores. Except for wholesale distributors, our other customers resell our products to end-consumers in retail outlets in North America and other locations worldwide. In 2013, sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, amounted to approximately 25.5% of our total net sales. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.
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

Price Changes
We change prices and weights of our products when necessary to accommodate changes in costs, the competitive environment and profit objectives, while at the same time seeking to maintain consumer value. Price increases and weight changes help to offset increases in our input costs, including raw and packaging materials, fuel, utilities, transportation, and employee benefits.
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
In March 2011, we announced a weighted-average increase in wholesale prices of approximately 9.7% across the majority of our U.S., Puerto Rico and export portfolio, effective immediately. The price increase applied to our instant consumable, multi-pack, packaged candy and grocery lines. Direct buying customers were able to purchase transitional amounts of product into May 2011, and seasonal net price realization did not occur until Easter 2012.
Raw Materials
Cocoa products are the most significant raw materials we use to produce our chocolate products. Cocoa products, including cocoa liquor, cocoa butter and cocoa powder processed from cocoa beans, are used to meet manufacturing requirements. Cocoa products are purchased directly from third-party suppliers. These third-party suppliers source cocoa beans which are grown principally in Far Eastern, West African and South American equatorial regions to produce the cocoa products we purchase. West Africa accounts for approximately 72% of the world’s supply of cocoa beans.
Adverse weather, crop disease, political unrest, and other problems in cocoa-producing countries have caused price fluctuations in the past, but have never resulted in the total loss of a particular producing country’s cocoa crop and/or exports. In the event that a significant disruption occurs in any given country, we believe cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer.
We also use substantial quantities of sugar, Class II fluid dairy milk, peanuts, almonds and energy in our production process. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. For our international operations, inputs not locally available may be imported from other countries.
We enter into futures contracts and other commodity derivative instruments to manage price risks for cocoa products, sugar, corn sweeteners, natural gas, fuel oil and certain dairy products. For more information on price risks associated with our major raw material requirements, see Commodities-Price Risk Management and Futures Contracts on page 39.
Product Sourcing
We manufacture or contract to our specifications for the manufacture of the products we sell. We enter into manufacturing contracts with third parties to improve our strategic competitive position and achieve cost effective production and sourcing of our products.
Competition
Many of our brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain markets in Latin America. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are much larger companies that have greater resources and more substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing, promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.

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
We have license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Cadbury Ireland Limited	YORK PETER PAUL ALMOND JOY PETER PAUL MOUNDS	Worldwide	None
Cadbury UK Limited	CADBURY CARAMELLO	United States	Minimum sales requirement exceeded in 2013

Société des Produits Nestlé SA	KIT KAT ROLO	United States	Minimum unit volume sales exceeded in 2013

Huhtamäki Oy affiliate	GOOD & PLENTY HEATH JOLLY RANCHER MILK DUDS PAYDAY WHOPPERS	Worldwide	None
Backlog of Orders
We manufacture primarily for stock and fill customer orders from finished goods inventories. While at any given time there may be some backlog of orders, this backlog is not material to our total annual sales.
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
Our Product Excellence Program provides us with an effective product quality and safety program. This program is intended to ensure that all products we purchase, manufacture and distribute are safe, are of high quality and comply with all applicable laws and regulations.
Through our Product Excellence Program, we evaluate the supply chain including ingredients, packaging, processes, products, distribution and the environment to determine where product quality and safety controls are necessary. We identify risks and establish controls intended to ensure product quality and safety. Various government agencies, third-party firms and our quality assurance staff conduct audits of all facilities that manufacture our products to assure effectiveness and compliance with our program and all applicable laws and regulations.
Employees
As of December 31, 2013, we employed approximately 12,600 full-time and 2,200 part-time employees worldwide. Collective bargaining agreements covered approximately 5,025 employees. During 2014, agreements will be negotiated for certain employees at five facilities outside of the United States, comprising approximately 67% of total employees under collective bargaining agreements. We believe that our employee relations are good.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 16.6% for 2013, 16.2% for 2012 and 15.7% for 2011. The percentage of total consolidated assets outside of the United States as of December 31, 2013 was 19.4% and as of December 31, 2012 was 20.5%.
Corporate Social Responsibility
Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business. Driving sustainable business practices, making a difference in our communities, and operating with the highest integrity are vital parts of our heritage. Milton Hershey School, established by Milton and Catherine Hershey, lies at the center of our unique heritage. Mr. Hershey donated and bequeathed almost his entire fortune to Milton Hershey School, which remains our primary beneficiary and provides a world-class education and nurturing home to nearly 2,000 children in need annually. We continue Milton Hershey's legacy of commitment to consumers, community and children by providing high-quality products while conducting our business in a socially responsible and environmentally sustainable manner.
In 2013, we published our corporate social responsibility (“CSR”) scorecard, which provided an update on the progress we have made in advancing the priorities that were established in our first CSR report. The report outlines how we performed against the identified performance indicators within our four CSR pillars: environment, community, workplace and marketplace.
The safety and health of our employees, and the safety and quality of our products, are consistently at the core of our operations and are areas of ongoing focus for Hershey in the workplace. Our over-arching safety goal is to consistently achieve best in class safety performance, and Hershey has achieved continuous improvement in employee safety in the workplace since 2006. We continue to invest in our quality management systems to ensure product quality and food safety remain top priorities. We carefully monitor and rigorously enforce our high standards of excellence for superior quality, consistency and taste, and absolute food safety.
In 2013, Hershey was recognized for its environmental, social and governance performance by being named to both the Dow Jones Sustainability World Index and the North America Index. Hershey is one of only 13 companies from the Food, Beverage and Tobacco Industry in the World Index and ranked in at least the 90th percentile in each of the three categories of Economic, Environmental and Social Criteria. The Dow Jones Sustainability World Index tracks the performance of the top 10% of the 2,500 largest companies in the S&P Global Broad Market Index that lead the field in terms of sustainability.
Hershey has committed to minimizing the environmental impacts of our operations, regularly reviewing the ways in which we manage our operations and secure our supply of raw materials. Compared with our 2009 baseline, Hershey decreased waste generation by 23% and green house gas emissions by 8%, while improving our company-wide recycling rate to 80%. Additionally, we improved our Carbon Disclosure Project Performance and Disclosure scores. Hershey has made impressive strides in achieving Zero Waste to Landfill status at its facilities, with 8 facilities now operating at this level.
In the marketplace, Hershey focuses on promoting fair and ethical business dealings. A condition of doing business with us is compliance with our Supplier Code of Conduct, which outlines our expectations with regard to our suppliers' commitment to legal compliance and business integrity, social and working conditions, environment and food safety. We continue our leadership role in supporting programs to improve the lives of cocoa farming families through a variety of initiatives. Our 21st Century Cocoa Strategy aims to impact more than 2 million West Africans by

2017 through public/private programs as well as through Hershey initiatives, including the Hershey Learn To Grow farmer and family development centers and CocoaLink, a first-of-its kind approach that uses mobile technology to deliver practical information on agricultural and social programs to rural cocoa farmers. It is our goal to source 100% certified cocoa for our global chocolate product lines by 2020, assuming adequate supply. During 2013, 18% of the cocoa we sourced globally was certified, exceeding our goal for the year. Our active engagement and financial support also continues for the World Cocoa Foundation and the International Cocoa Initiative.
Our employees share their time and resources generously in their communities. Both directly and through the United Way, we contribute to hundreds of agencies that deliver much needed services and resources. In 2012, Hershey donated more than $9 million in cash and product to worthy causes, our employees volunteered more than 200,000 hours in their communities, and we conducted our first “Good to Give Back Week,” a week of volunteerism that saw over 350 employees across the United States and Canada volunteer over 1,300 hours. Our focus on “Kids and Kids at Risk” is supported through contributions to the Children's Miracle Network; Project Fellowship, where employees partner with student homes at the Milton Hershey School; an orphanage for special needs children in the Philippines; and a children's burn center in Guadalajara, Mexico, to name a few.
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
We have a Code of Ethical Business Conduct that applies to our Board of Directors and all Company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Ethical Business Conduct from the Investors section of our website, www.thehersheycompany.com. If we change or waive any portion of the Code of Ethical Business Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website.
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
We are subject to changing economic, competitive, regulatory and technological risks and uncertainties that could have a material impact on our business, financial condition or results of operations. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied in this report. Many of the forward-looking statements contained in this document may be identified by the use of words such as “intend,” “believe,” “expect,” “anticipate,” “should,” “planned,” “projected,” “estimated” and “potential,” among others. Among the factors that could cause our actual results to differ materially from the results projected in our forward-looking statements or could materially and adversely affect our business, financial condition or results of operations are the risk factors described below.
Issues or concerns related to the quality and safety of our products, ingredients or packaging could cause a product recall and/or result in harm to the Company’s reputation, negatively impacting our operating results.
In order to sell our iconic, branded products, we need to maintain a good reputation with our customers and consumers. Issues related to quality and safety of our products, ingredients or packaging, could jeopardize our Company’s image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products, or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption. In addition, we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. Costs associated with these potential actions could negatively affect our operating results.
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
Although we use forward contracts and commodity futures and options contracts, where possible, to hedge commodity prices, commodity price increases ultimately result in corresponding increases in our raw material and energy costs. If we are unable to offset cost increases for major raw materials and energy, there could be a negative impact on our financial condition and results of operations.
Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity.
We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently to offset increased raw material, energy or other input costs, including packaging, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.

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
There continue to be competitive product and pricing pressures in these markets, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 25.5% of our total net sales in 2013. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
Increased marketplace competition could hurt our business.
The global confectionery packaged goods industry is intensely competitive and consolidation in this industry continues. Some of our competitors are much larger companies that have greater resources and more substantial international operations. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.
Disruption to our manufacturing operations or our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results.
Approximately three-quarters of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:

•	Natural disaster;
•	Pandemic outbreak of disease;
•	Weather;
•	Fire or explosion;
•	Terrorism or other acts of violence;
•	Labor strikes or other labor activities;
•	Unavailability of raw or packaging materials; and
•	Operational and/or financial instability of key suppliers, and other vendors or service providers.
We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage such events if they were to occur, including our global supply chain strategies and our principle-based global labor relations strategy. If we are unable, or find that it is not financially feasible, to effectively plan for or mitigate potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted if such events were to occur.

Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures.
From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that align with our strategic objectives. The success of such activity depends, in part, upon our ability to identify suitable buyers, sellers or business partners; perform effective assessments prior to contract execution; negotiate contract terms; and, if applicable, obtain government approval. These activities may present certain financial, managerial, staffing and talent, and operational risks, including diversion of management’s attention from existing core businesses; difficulties integrating or separating businesses from existing operations; and challenges presented by acquisitions or joint ventures which may not achieve sales levels and profitability that justify the investments made. If the acquisitions, divestitures or joint ventures are not successfully implemented or completed, there could be a negative impact on our financial condition, results of operations and cash flows.
Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products.
Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws and environmental laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our financial condition and results of operations.
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

International operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2013, we derived approximately 16.6% of our net sales from customers located outside of the United States. Additionally, 19.4% of our total consolidated assets were located outside of the United States as of December 31, 2013. As part of our global growth strategy, we are increasing our investments outside of the United States, particularly in Mexico, Brazil, India and China. As a result, we are subject to numerous risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;
•	Inability to establish, develop and achieve market acceptance of our global brands in international markets;
•	Difficulties and costs associated with compliance and enforcement of remedies under a wide variety of complex laws, treaties and regulations;
•	Unexpected changes in regulatory environments;
•	Political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict;
•	Nationalization of our properties by foreign governments;
•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
•	Potentially negative consequences from changes in tax laws;
•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;
•	Increased costs, disruptions in shipping or reduced availability of freight transportation;
•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies;
•	Failure to gain sufficient profitable scale in certain international markets resulting in losses from impairment or sale of assets; and
•	Failure to recruit, retain and build a talented and engaged global workforce.
If we are not able to achieve our projected international growth objectives and mitigate numerous risks and uncertainties associated with our international operations, there could be a negative impact on our financial condition and results of operations.
Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.
Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and communicate internally and externally with employees, suppliers, customers and others.
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
While we believe that our security technology and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees, and those with whom we do business.
Future developments related to civil antitrust lawsuits and the possible investigation by government regulators of alleged pricing practices by members of the confectionery industry in the United States could negatively impact our reputation and our operating results.
We are a defendant in a number of civil antitrust lawsuits in the United States, including individual, class, and putative class actions brought against us by purchasers of our products. The U.S. Department of Justice also notified the Company in 2007 that it had opened an inquiry into certain alleged pricing practices by members of the confectionery industry, but has not requested any information or documents. Additional information about these proceedings is contained in Item 3. Legal Proceedings of this Form 10-K.
Competition and antitrust law investigations can be lengthy and violators are subject to civil and/or criminal fines and other sanctions. Class action civil antitrust lawsuits are expensive to defend and could result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. Additionally, negative publicity involving these proceedings could affect our Company's brands and reputation, possibly resulting in decreased demand for our products. These possible consequences, in our opinion, currently are not expected to materially impact our financial position or liquidity, but could materially impact our results of operations and cash flows in the period in which any fines, settlements or judgments are accrued or paid, respectively.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products, and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Ogden, Utah	Distribution	Own
Canada	Brantford, Ontario	Distribution	Own (1)
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own

(1) We have an agreement with the Ferrero Group for the use of a warehouse and distribution facility of which the Company has been deemed to be the owner for accounting purposes.
In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. The largest facilities are located in Hershey and Lancaster, Pennsylvania; Monterrey, Mexico; and Stuarts Draft, Virginia. We continually improve these facilities to incorporate the latest technologies.

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
Subsequently, 13 civil lawsuits were filed in Canada and 91 civil lawsuits were filed in the United States against the Company. The lawsuits were instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. Several other chocolate and confectionery companies were named as defendants in these lawsuits as they also were the subject of investigations and/or inquiries by the government entities referenced above. The cases seek recovery for losses suffered as a result of alleged conspiracies in restraint of trade in connection with the pricing practices of the defendants. The Canadian civil cases were settled in 2012. Hershey Canada, Inc. reached a settlement agreement with the Competition Bureau of Canada through their Leniency Program with regard to an inquiry into alleged violations of the Canadian Competition Act in the sale and supply of chocolate products sold in Canada by members of the confectionery industry. On June 21, 2013, Hershey Canada, Inc. pleaded guilty to one count of price fixing related to communications with competitors in Canada in 2007 and paid a fine of approximately $4.0 million. Hershey Canada, Inc. had promptly reported the conduct to the Competition Bureau, cooperated fully with its investigation and did not implement the planned price increase that was the subject of the 2007 communications.
With regard to the U.S. lawsuits, the Judicial Panel on Multidistrict Litigation assigned the cases to the U.S. District Court for the Middle District of Pennsylvania. Plaintiffs are seeking actual and treble damages against the Company and other defendants based on an alleged overcharge for certain, or in some cases all chocolate products sold in the U.S. between December 2002 and December 2007 and certain plaintiff groups have alleged damages that extend beyond the alleged conspiracy period. The lawsuits have been proceeding on different scheduling tracks for different groups of plaintiffs.
Defendants have briefed summary judgment against the direct purchaser plaintiffs that have not sought class certification (the “Opt-Out Plaintiffs”) and those that have (the “Direct Purchaser Class Plaintiffs”). The Direct Purchaser Class Plaintiffs were granted class certification in December 2012. Liability, fact and expert discovery in the Opt-Out Plaintiffs’ and Direct Purchaser Class Plaintiffs’ cases has been completed. The hearing on summary judgment for the Direct Purchaser Class Plaintiffs, combined with the summary judgment hearing for the Opt-Out Plaintiffs, was held on October 7, 2013. A decision is expected in the near term. Putative class plaintiffs that purchased product indirectly for resale (the “Indirect Purchasers for Resale”) have moved for class certification. A briefing schedule has not been finalized. Putative class plaintiffs that purchased product indirectly for use (the “Indirect End Users”) may seek class certification after summary judgment against the Direct Purchaser Class Plaintiffs and the Opt-Out Plaintiffs has been resolved. No trial date has been set for any group of plaintiffs. The Company will continue to vigorously defend against these lawsuits.
Competition and antitrust law investigations can be lengthy and violations are subject to civil and/or criminal fines and other sanctions. Class action civil antitrust lawsuits are expensive to defend and could result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. Additionally, negative publicity involving these proceedings could affect our Company's brands and reputation, possibly resulting in decreased demand for our products. These possible consequences, in our opinion, are currently not expected to materially impact our financial position or liquidity, but could materially impact our results of operations and cash flows in the period in which any fines, settlements or judgments are accrued or paid, respectively.
We have no other material pending legal proceedings, other than ordinary routine litigation incidental to our business.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
We paid $393.8 million in cash dividends on our Common Stock and Class B Common Stock (“Class B Stock”) in 2013 and $341.2 million in 2012. The annual dividend rate on our Common Stock in 2013 was $1.81 per share.
On January 30, 2014, our Board of Directors declared a quarterly dividend of $0.485 per share of Common Stock payable on March 14, 2014, to stockholders of record as of February 24, 2014. It is the Company’s 337th consecutive quarterly Common Stock dividend. A quarterly dividend of $0.435 per share of Class B Stock also was declared.
Our Common Stock is listed and traded principally on the New York Stock Exchange (“NYSE”) under the ticker symbol “HSY.” Approximately 229.8 million shares of our Common Stock were traded during 2013. The Class B Stock is not publicly traded.
The closing price of our Common Stock on December 31, 2013, was $97.23. There were 35,859 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2013.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Stock for the two most recent fiscal years is disclosed in Note 20, Quarterly Data.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended December 31, 2013. In April 2011, our Board of Directors approved a $250 million share repurchase program. As of December 31, 2013, $125.1 million remained available for repurchases of our Common Stock under this program.

Performance Graph
The following graph compares our cumulative total shareholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
THE HERSHEY COMPANY, S&P 500 INDEX AND S&P 500 PACKAGED FOODS INDEX

$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
The Hershey Company
S&P 500 Index
S&P 500 Packaged Foods Index

	2008	2009	2010	2011	2012	2013
The Hershey Company	$100	$106	$144	$194	$232	$318
S&P 500 Index	$100	$126	$146	$149	$172	$228
S&P 500 Packaged Foods Index	$100	$118	$137	$161	$177	$232

*Hypothetical $100 invested on December 31, 2008 in Hershey Common Stock, S&P 500 Index and S&P 500 Packaged Foods Index, assuming reinvestment of dividends.

Item 6.    SELECTED FINANCIAL DATA
SIX-YEAR CONSOLIDATED FINANCIAL SUMMARY
All dollar and share amounts in thousands except market price and per share statistics

	5-Year Compound Growth Rate	2013	2012	2011	2010	2009	2008
Summary of Operations
Net Sales	6.8%	$7,146,079	6,644,252	6,080,788	5,671,009	5,298,668	5,132,768

Cost of Sales	2.7%	$3,865,231	3,784,370	3,548,896	3,255,801	3,245,531	3,375,050
Selling, Marketing and Administrative	12.4%	$1,922,508	1,703,796	1,477,750	1,426,477	1,208,672	1,073,019
Business Realignment and Impairment Charges (Credits), Net	(27.7)%	$18,665	44,938	(886)	83,433	82,875	94,801
Interest Expense, Net	(2.0)%	$88,356	95,569	92,183	96,434	90,459	97,876
Provision for Income Taxes	19.0%	$430,849	354,648	333,883	299,065	235,137	180,617

Net Income	21.4%	$820,470	660,931	628,962	509,799	435,994	311,405

Net Income Per Share:
—Basic—Class B Stock	21.7%	$3.39	2.73	2.58	2.08	1.77	1.27
—Diluted—Class B Stock	21.6%	$3.37	2.71	2.56	2.07	1.77	1.27
—Basic—Common Stock	21.7%	$3.76	3.01	2.85	2.29	1.97	1.41
—Diluted—Common Stock	21.6%	$3.61	2.89	2.74	2.21	1.90	1.36
Weighted-Average Shares Outstanding:
—Basic—Common Stock		163,549	164,406	165,929	167,032	167,136	166,709
—Basic—Class B Stock		60,627	60,630	60,645	60,708	60,709	60,777
—Diluted		227,203	228,337	229,919	230,313	228,995	228,697
Dividends Paid on Common Stock	8.3%	$294,979	255,596	228,269	213,013	198,371	197,839
Per Share	8.7%	$1.81	1.56	1.38	1.28	1.19	1.19
Dividends Paid on Class B Stock	8.7%	$98,822	85,610	75,814	70,421	65,032	65,110
Per Share	8.8%	$1.63	1.41	1.25	1.16	1.07	1.07
Depreciation	(6.0)%	$166,544	174,788	188,491	169,677	157,996	227,183
Advertising	29.3%	$582,354	480,016	414,171	391,145	241,184	161,133
Salaries and wages	2.7%	$735,889	709,621	676,482	641,756	613,568	645,456

Year-end Position and Statistics
Capital Additions	4.3%	$323,551	258,727	323,961	179,538	126,324	262,643
Capitalized Software Additions	6.1%	$27,360	19,239	23,606	21,949	19,146	20,336
Total Assets	8.1%	$5,357,488	4,754,839	4,407,094	4,267,627	3,669,926	3,629,614
Short-term Debt and Current Portion of Long-term Debt	(19.8)%	$166,875	375,898	139,673	285,480	39,313	501,504
Long-term Portion of Debt	3.6%	$1,795,142	1,530,967	1,748,500	1,541,825	1,502,730	1,505,954
Stockholders’ Equity	35.2%	$1,616,052	1,048,373	880,943	945,896	768,634	358,239
Full-time Employees		12,600	12,100	11,800	11,300	12,100	12,800
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end		223,895	223,786	225,206	227,030	227,998	227,035
Market Price of Common Stock at Year-end	22.9%	$97.23	72.22	61.78	47.15	35.79	34.74
Price Range During Year (high)		$100.90	74.64	62.26	52.10	42.25	44.32
Price Range During Year (low)		$73.51	59.49	46.24	35.76	30.27	32.10

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE OVERVIEW
Results for the year ended December 31, 2013 were strong with increases in net sales, earnings per share and profitability despite continued macroeconomic challenges. Net sales increased 7.6% compared with 2012 due to sales volume increases in the United States and key international markets as we continued our focus on core brands and innovation. Advertising expense increased 21.3% for the year, supporting core brands along with new product launches. Net income and earnings per share-diluted also increased at greater rates than our long-term growth targets. The investments we have made in both productivity and cost savings resulted in a business model that is more efficient and effective, enabling us to deliver predictable, consistent and achievable marketplace and financial performance. We continue to generate strong cash flow from operations and our financial position remains solid.
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
We believe that the disclosure of these non-GAAP measures provides investors with a better comparison of our year-to-year operating results. We exclude the effects of certain items from Income before Interest and Income Taxes (“EBIT”), EBIT margin, Net Income and Income per Share-Diluted-Common Stock (“EPS”) when we evaluate key measures of our performance internally, and in assessing the impact of known trends and uncertainties on our business. We also believe that excluding the effects of these items provides a more balanced view of the underlying dynamics of our business.
Adjusted non-GAAP financial measures exclude the impacts of charges or credits recorded during the last four years associated with our business realignment initiatives and impairment charges. Non-service-related pension expenses also are excluded for each of the last four years, along with acquisition closing, integration and transaction costs, and a gain on the sale of certain non-core trademark licensing rights in 2011.
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

For the years ended December 31,	2013			2012
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$1,339.7	$820.5	$3.61	$1,111.1	$660.9	$2.89
Adjustments:
Business realignment charges included in cost of sales (“COS”)	0.4	0.2	—	36.4	23.7	0.10
Non-service-related pension expense included in COS	5.4	3.3	0.02	8.6	5.3	0.03
Acquisition costs included in COS	0.3	0.2	—	4.1	3.0	0.01
Business realignment charges included in selling, marketing and administrative (“SM&A”)	—	—	—	2.4	1.6	0.01
Non-service-related pension expense included in SM&A	5.5	3.3	0.01	12.0	7.4	0.03
Acquisition costs included in SM&A	3.8	5.2	0.03	9.3	6.2	0.03
Business realignment and impairment charges, net	18.6	11.6	0.05	45.0	31.9	0.14

Adjusted non-GAAP results	$1,373.7	$844.3	$3.72	$1,228.9	$740.0	$3.24

For the years ended December 31,	2011			2010
	EBIT	Net Income	EPS	EBIT	Net Income	EPS
In millions of dollars except per share amounts

Results in accordance with GAAP	$1,055.0	$628.9	$2.74	$905.3	$509.8	$2.21
Adjustments:
Business realignment charges included in COS	45.1	28.4	0.12	13.7	8.4	0.04
Non-service-related pension expense included in COS	—	—	—	0.9	0.6	—
Business realignment charges included in SM&A	5.0	3.0	0.01	1.5	0.9	—
Non-service-related pension expense included in SM&A	2.8	2.0	0.01	5.0	3.2	0.02
Gain on sale of trademark licensing rights included in SM&A	(17.0)	(11.1)	(0.05)	—	—	—
Business realignment and impairment (credits) charges, net	(0.9)	(0.5)	—	83.4	68.6	0.30

Adjusted non-GAAP results	$1,090.0	$650.7	$2.83	$1,009.8	$591.5	$2.57

	Adjusted Non-GAAP Results
Key Annual Performance Measures	2013	2012	2011
Increase in Net Sales	7.6%	9.3%	7.2%
Increase in adjusted EBIT	11.8%	12.7%	7.9%
Improvement in adjusted EBIT Margin in basis points (“bps”)	70bps	60bps	10bps
Increase in adjusted EPS	14.8%	14.5%	10.1%
SUMMARY OF OPERATING RESULTS
Analysis of Selected Items from Our GAAP Income Statement

				Percent Change
				Increase (Decrease)
For the years ended December 31,	2013	2012	2011	2013-2012	2012-2011
In millions of dollars except per share amounts

Net Sales	$7,146.0	$6,644.3	$6,080.8	7.6%	9.3%
Cost of Sales	3,865.2	3,784.4	3,548.9	2.1	6.6

Gross Profit	3,280.8	2,859.9	2,531.9	14.7	13.0

Gross Margin	45.9%	43.0%	41.6%

SM&A Expense	1,922.5	1,703.8	1,477.8	12.8	15.3

SM&A Expense as a percent of sales	26.9%	25.6%	24.3%

Business Realignment and Impairment Charges (Credits), Net	18.6	45.0	(0.9)	(58.5)	N/A

EBIT	1,339.7	1,111.1	1,055.0	20.6	5.3
EBIT Margin	18.7%	16.7%	17.4%

Interest Expense, Net	88.4	95.6	92.2	(7.5)	3.7
Provision for Income Taxes	430.8	354.6	333.9	21.5	6.2

Effective Income Tax Rate	34.4%	34.9%	34.7%

Net Income	$820.5	$660.9	$628.9	24.1	5.1

Net Income Per Share—Diluted	$3.61	$2.89	$2.74	24.9	5.5
Net Sales
2013 compared with 2012
Net sales increased 7.6% in 2013 compared with 2012 due primarily to sales volume increases. Sales volume increases of 7.8% reflected core brand sales increases and incremental sales of new products in the U.S. and our international businesses. Higher sales of Brookside products contributed approximately 1.3% to the net sales increase. These increases were partially offset by the unfavorable impact of foreign currency exchange rates which reduced net sales by approximately 0.3%. Net sales in U.S. dollars for our businesses outside of the U.S. and Canada increased approximately 15.7% in 2013 compared with 2012, reflecting sales volume increases primarily in our focus markets of China, Mexico and Brazil. Net sales increases for our international businesses were offset somewhat by the impact of unfavorable foreign currency exchange rates.

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
Key U.S. Marketplace Metrics

For the 52 weeks ended December 31,	2013	2012	2011
Consumer Takeaway Increase	6.3%	5.7%	7.8%
Market Share Increase	1.1	0.6	0.8
Consumer takeaway and the change in market share for 2013 and 2012 are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Consumer takeaway for 2011 is provided for channels of distribution accounting for approximately 80% of our U.S. confectionery retail business. These channels of distribution include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores. The change in market share for 2011 is provided for channels measured by syndicated data which include sales in the food, drug, convenience store and mass merchandiser classes of trade, excluding sales of Wal-Mart Stores, Inc.
Cost of Sales and Gross Margin
2013 compared with 2012
Cost of sales increased 2.1% in 2013 compared with 2012. The impact of sales volume increases and supply chain cost inflation together increased cost of sales by approximately 9.4%. Lower input costs, supply chain productivity improvements and a favorable sales mix reduced cost of sales by approximately 6.3%. Business realignment and impairment charges of $0.4 million were included in cost of sales in 2013, compared with $36.4 million in the prior year, reducing cost of sales by 1.0%.
Gross margin increased by 2.9 percentage points in 2013 compared with 2012. Reduced input costs, supply chain productivity improvements, a favorable sales mix and lower fixed costs as a percent of sales together improved gross margin by 3.9 percentage points. These improvements were partially offset by supply chain cost inflation which reduced gross margin by 1.6 percentage points. The impact of lower business realignment and impairment charges recorded in 2013 compared with 2012 increased gross margin by 0.6 percentage points.
2012 compared with 2011
The cost of sales increase of 6.6% in 2012 compared with 2011 was primarily due to higher input costs, the impact of sales volume increases and higher supply chain costs which together increased cost of sales by approximately 7.1%. The Brookside acquisition further increased cost of sales by approximately 2.0%. Supply chain productivity improvements reduced cost of sales by approximately 2.5%. Business realignment and impairment charges of $36.4 million were included in cost of sales in 2012, compared with $45.1 million in the prior year.
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

Selling, Marketing and Administrative
2013 compared with 2012
Selling, marketing and administrative expenses increased $218.7 million or 12.8% in 2013. Contributing to the overall increase was a 19.7% increase in advertising, consumer promotions and other marketing expenses to support core brands and the introduction of new products in the U.S. and international markets. Advertising expenses increased 21.3% compared with 2012. Additionally, selling and administrative expenses increased 8.8% primarily as a result of higher employee-related expenses, increased incentive compensation costs, legal fees and increased marketing research expenses, along with the write-off of certain assets associated with the remodeling of increased office space. There were minimal business realignment charges included in SM&A in 2013 compared with $2.5 million in 2012.
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
Business Realignment and Impairment Charges
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production was transitioned from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, was fully transitioned to the West Hershey facility during 2012.
We estimate that the Next Century program will incur total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million. As of December 31, 2013, total costs of $190.4 million have been recorded over the last four years for the Next Century program. Total costs of $16.8 million were recorded during 2013. Total costs of $76.3 million were recorded in 2012, total costs of $43.4 million were recorded in 2011 and total costs of $53.9 million were recorded in 2010.
During 2009, we completed our comprehensive, supply chain transformation program initiated in 2006 (the “global supply chain transformation program”).
In December 2012, the Company recorded non-cash asset impairment charges of approximately $7.5 million, primarily associated with the write off of goodwill and other intangible assets of Tri-US, Inc., a subsidiary in which we held a controlling interest.

Charges (credits) associated with business realignment initiatives and impairment recorded during 2013, 2012 and 2011 were as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Cost of sales
Next Century program	$402	$36,383	$39,280
Global supply chain transformation program	—	—	5,816

Total cost of sales	402	36,383	45,096

Selling, marketing and administrative - Next Century program	18	2,446	4,961

Business realignment and impairment charges, net
Next Century program:
Pension settlement loss	—	15,787	—
Plant closure expenses	16,387	20,780	8,620
Employee separation costs (credits)	—	914	(9,506)
India voluntary retirement program	2,278	—	—
Tri-US, Inc. asset impairment charges	—	7,457	—

Total business realignment and impairment charges (credits), net	18,665	44,938	(886)

Total net charges associated with business realignment initiatives and impairment	$19,085	$83,767	$49,171
Next Century Program
Plant closure expenses of $16.4 million were recorded during 2013, primarily related to costs associated with the demolition of a former manufacturing facility.
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

Tri-US, Inc. Impairment Charges
In February 2011, we acquired a 49% interest in Tri-US, Inc. of Boulder, Colorado, a company that manufactured, marketed and sold nutritional beverages under the “mix1” brand name. We invested $5.8 million and accounted for this investment using the equity method until January 2012. In January 2012, we made an additional investment of $6.0 million in Tri-US, Inc., resulting in a controlling ownership interest of approximately 69%. In December 2012, the Board of Directors of Tri-US, Inc. decided to immediately cease operations and dissolve the company as a result of operational difficulties, quality issues and competitive constraints. It was determined that investments necessary to continue the business would not generate a sufficient return. Accordingly, in December 2012, the Company recorded non-cash asset impairment charges of approximately $7.5 million, primarily associated with the write off of goodwill and other intangible assets. These charges excluded the portion of the losses attributable to the noncontrolling interests.
Liabilities Associated with Business Realignment Initiatives
As of December 31, 2013, there was no remaining liability balance relating to the Next Century program. We made payments against the liabilities recorded for the Next Century program of $7.6 million in 2013 and $12.8 million in 2012 related to employee separation and project administration costs.
Income Before Interest and Income Taxes and EBIT Margin
2013 compared with 2012
EBIT increased in 2013 compared with 2012 as a result of higher gross profit and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses. Pre-tax net business realignment and impairment charges of $19.1 million were recorded in 2013 compared with $83.8 million recorded in 2012.
EBIT margin increased from 16.7% in 2012 to 18.7% in 2013 as a result of higher gross margin and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses as a percent of sales. The net impact of business realignment, impairment and acquisition charges recorded in 2013 reduced EBIT margin by 0.3 percentage points. Net business realignment and impairment charges recorded in 2012 reduced EBIT margin by 1.3 percentage points.
2012 compared with 2011
EBIT increased in 2012 compared with 2011 as a result of higher gross profit, substantially offset by higher selling, marketing and administrative expenses, and business realignment and impairment charges. Pre-tax net business realignment and impairment charges of $83.8 million were recorded in 2012 compared with $49.2 million recorded in 2011.
EBIT margin decreased from 17.4% in 2011 to 16.7% in 2012 primarily as a result of higher selling, marketing and administrative expenses as a percent of sales and the impact of higher business realignment and impairment costs which more than offset the increase in gross margin. EBIT margin in 2012 was reduced by 0.3 percentage points compared with 2011 as a result of the gain on the sale of trademark licensing rights recorded in 2011. The net impact of business realignment, impairment and acquisition charges recorded in 2012 reduced EBIT margin by 1.3 percentage points. Net business realignment and impairment charges recorded in 2011 reduced EBIT margin by 0.8 percentage points.
Interest Expense, Net
2013 compared with 2012
Net interest expense in 2013 was lower than in 2012 primarily as a result of lower short-term borrowings, partially offset by a decrease in capitalized interest and higher interest expense on long-term debt.
2012 compared with 2011
Net interest expense in 2012 was higher than in 2011 primarily as a result of higher short-term borrowings and a decrease in capitalized interest, partially offset by lower interest expense on long-term debt.

Income Taxes and Effective Tax Rate
2013 compared with 2012
Our effective income tax rate was 34.4% for 2013 compared with 34.9% for 2012. The decrease in the effective income tax rate in 2013 reflected lower state income taxes, which were higher in 2012 as a result of the impact of certain state tax legislation, and an increase in deductions associated with certain foreign tax jurisdictions, partially offset by a higher benefit in 2012 resulting from the completion of tax audits.
2012 compared with 2011
Our effective income tax rate was 34.9% for 2012 compared with 34.7% for 2011. The effective income tax rate was slightly higher in 2012 primarily reflecting the impact of tax rates associated with business realignment and impairment charges recorded in 2012 compared with 2011 and the mix of the Company's income among various tax jurisdictions.
Net Income and Net Income Per Share
2013 compared with 2012
Earnings per share-diluted increased $0.72, or 24.9% in 2013 compared with 2012. Net income in 2013 was reduced by $11.8 million, or $0.05 per share-diluted, as a result of net business realignment and impairment charges and, in 2012, was reduced by $57.2 million, or $0.25 per share-diluted. In 2013, net income was reduced by $6.6 million, or $0.03 per share-diluted, as a result of non-service-related pension expenses. Non-service-related pension expenses reduced net income by $12.7 million, or $0.06 per share-diluted in 2012. Excluding the impact of business realignment and impairment charges and non-service-related pension expenses from both periods and the acquisition closing, integration and transaction costs of $5.4 million, or $0.03 per share-diluted, in 2013, and $9.2 million, or $0.04 per share-diluted, in 2012, adjusted earnings per share-diluted increased $0.48 per share, or 14.8% in 2013 compared with 2012.
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
FINANCIAL CONDITION
Our financial condition remained strong during 2013 reflecting strong cash flow from operations.
Business Acquisitions
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the consolidated financial statements since the respective dates of the acquisitions. The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed.
In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. (“Brookside”), a privately held confectionery company based in Abbottsford, British Columbia, Canada. As part of this transaction, we acquired two production facilities located in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take-home re-sealable pack type.

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
Assets
A summary of our assets is as follows:

December 31,	2013	2012
In thousands of dollars

Current assets	$2,487,334	$2,113,485
Property, plant and equipment, net	1,805,345	1,674,071
Goodwill and other intangibles	771,805	802,716
Deferred income taxes	—	12,448
Other assets	293,004	152,119

Total assets	$5,357,488	$4,754,839

●	The change in current assets from 2012 to 2013 was primarily due to the following:
	•	Higher cash and cash equivalents in 2013 reflecting strong cash flow from operations;
	•	An increase in accounts receivable reflecting higher sales in December 2013 compared with December 2012;
	•	An increase in total inventories primarily reflecting higher finished goods inventories necessary to support anticipated sales levels of everyday items and the introduction of new products; and
	•	A decrease in current deferred income tax assets primarily reflecting the impact of the change in value of derivative instruments, particularly interest rate swap agreements.
●	Higher property, plant and equipment in 2013, reflecting capital additions of $323.6 million, partly offset by depreciation expense of $166.5 million.
●	A decrease in non-current deferred tax assets as a result of the change in the funded status of our pension plans.
●	A decrease in goodwill and other intangibles primarily due to the effect of foreign currency translation.
●
An increase in other assets primarily due to a receivable for an anticipated U.S. and Canada Competent Authority resolution of various proposed tax adjustments, the improvement in the funded status of our pension plans and the value of interest rate swap agreements at the end of the year.

Liabilities
A summary of our liabilities is as follows:

December 31,	2013	2012
In thousands of dollars

Current liabilities	$1,408,022	$1,471,110
Long-term debt	1,795,142	1,530,967
Other long-term liabilities	434,068	668,732
Deferred income taxes	104,204	35,657

Total liabilities	$3,741,436	$3,706,466

●	Changes in current liabilities from 2012 to 2013 were primarily the result of the following:
•
Higher accounts payable reflecting an increase in amounts payable for marketing programs as well as capital expenditures, partially offset by the timing of payments associated with inventory deliveries to support manufacturing requirements;

	•	Higher accrued liabilities related to marketing and trade promotion programs, partially offset by lower liabilities associated with the Next Century program;
	•	An increase in accrued income taxes reflecting the impact of proposed tax adjustments in Canada associated with business realignment charges and transfer pricing;
	•	An increase in short-term debt primarily associated with an increase in short-term borrowings for Canada and Mexico, partially offset by the repayment of short-term debt in India; and
	•	A decrease in the current portion of long-term debt reflecting the repayment of $250 million of 5.0% Notes in 2013.
●	An increase in long-term debt reflecting the issuance of $250 million of 2.625% Notes due in May 2023.
●	A decrease in other long-term liabilities primarily due to the change in the funded status of our pension plans.
●	An increase in deferred income taxes primarily reflecting the tax effect of the change in the funded status of our pension plans.

Capital Structure
We have two classes of stock outstanding, Common Stock and Class B Stock. Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. Holders of the Common Stock have 1 vote per share. Holders of the Class B Stock have 10 votes per share. Holders of the Common Stock, voting separately as a class, are entitled to elect one-sixth of our Board of Directors. With respect to dividend rights, holders of the Common Stock are entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.
Hershey Trust Company, as trustee for the benefit of Milton Hershey School maintains voting control over The Hershey Company. In this section, we refer to Hershey Trust Company, in its capacity as trustee for the benefit of Milton Hershey School, as the “Milton Hershey School Trust” or the “Trust.” In addition, the Milton Hershey School Trust currently has three representatives who are members of the Board of Directors of the Company, one of whom is the Chairman of the Board. These representatives, from time to time in performing their responsibilities on the Company’s Board, may exercise influence with regard to the ongoing business decisions of our Board of Directors or management. The Trust has indicated that, in its role as controlling stockholder of the Company, it intends to retain its controlling interest in The Hershey Company and that the Company Board, and not the Trust Board, is solely responsible and accountable for the Company’s management and performance.
Pennsylvania law requires that the Office of Attorney General be provided advance notice of any transaction that would result in the Milton Hershey School Trust no longer having voting control of the Company. The law provides specific statutory authority for the Attorney General to intercede and petition the Court having jurisdiction over the Milton Hershey School Trust to stop such a transaction if the Attorney General can prove that the transaction is unnecessary for the future economic viability of the Company and is inconsistent with investment and management considerations under fiduciary obligations. This legislation makes it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby may delay or prevent a change in control of the Company.
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
We own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. During 2013 and 2012, the Company contributed cash of approximately $3.1 million to Hershey do Brasil and Bauducco contributed approximately $2.9 million. The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.
The decrease in noncontrolling interests in subsidiaries from $11.6 million as of December 31, 2012 to $11.2 million as of December 31, 2013 reflected the impact of the noncontrolling interests’ share of losses of these entities and currency translation adjustments, partially offset by the impact of the cash contributed by Bauducco. The share of losses pertaining to the noncontrolling interests in subsidiaries was $1.7 million for the year ended December 31, 2013, $9.6 million for the year ended December 31, 2012 and $7.4 million for the year ended December 31, 2011. This was reflected in selling, marketing and administrative expenses.

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
Cash Flows from Operating Activities
Our cash flows provided from (used by) operating activities were as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Net income	$820,470	$660,931	$628,962
Depreciation and amortization	201,033	210,037	215,763
Stock-based compensation and excess tax benefits	5,571	16,606	29,471
Deferred income taxes	7,457	13,785	33,611
Gain on sale of trademark licensing rights, net of tax	—	—	(11,072)
Non-cash business realignment and impairment charges	—	38,144	34,660
Contributions to pension and other benefit plans	(57,213)	(44,208)	(31,671)
Working capital	(29,391)	(2,133)	(116,909)
Changes in other assets and liabilities	240,478	201,665	(194,948)

Net cash provided from operating activities	$1,188,405	$1,094,827	$587,867

●	Over the past three years, total cash provided from operating activities was approximately $2.9 billion.
●
Depreciation and amortization expenses decreased in 2013, in comparison with 2012, primarily due to lower accelerated depreciation charges related to the Next Century program, offset somewhat by higher capital additions in 2013. Depreciation and amortization expenses decreased in 2012, as compared with 2011, principally as the result of lower accelerated depreciation charges related to the Next Century program, somewhat offset by higher depreciation and amortization charges related to the Brookside acquisition. No significant accelerated depreciation expense was recorded in 2013 compared with approximately $15.3 million recorded in 2012 and $33.0 million recorded in 2011. Depreciation and amortization expenses represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

●
The deferred income tax provision in 2013 was lower than in 2012 primarily as a result of a foreign deferred income tax benefit in 2013 reflecting higher deferred tax assets related to advertising and promotion reserves, partially offset by an increase in the federal deferred income tax provision associated principally with higher deferred tax liabilities related to inventories. The deferred income tax provision was lower in 2012 than in 2011 primarily as a result of the lower tax impact associated with bonus depreciation resulting from reduced capital expenditures in 2012 for the Next Century program. Deferred income taxes represent non-cash items that impacted net income and are reflected in the consolidated statements of cash flows to reconcile cash flows from operating activities.

●	During the third quarter of 2011, we recorded an $11.1 million gain, net of tax, on the sale of certain non-core trademark licensing rights.
●
We contributed $133.1 million to our pension and other benefit plans over the past three years to improve the funded status of our domestic plans and to pay benefits under our non-funded pension plans and other benefit plans.

●
Over the three-year period, cash provided from working capital tended to fluctuate due to the timing of sales and cash collections during December of each year and working capital management practices, including initiatives implemented to reduce working capital. The decrease in cash used by accounts receivable in 2013 was associated with timing of sales and cash collections during December 2013 compared with December 2012. Cash used by changes in inventories in 2013 primarily resulted from higher finished goods inventory levels at the end of 2013 to support anticipated sales levels of everyday items and the introduction of new products, along with the impact of the lower adjustment to LIFO. Cash provided from changes in accounts payable in 2013 were associated with the timing of payments for inventory deliveries and marketing programs. Cash provided from changes in inventories in 2012 resulted from lower inventory levels which were higher at the end of 2011 in anticipation of the transition of production under the Next Century program. Changes in cash used by inventories in 2011 was primarily associated with increases in inventory levels in anticipation of the transition of production under the Next Century program, along with higher inventories to support seasonal sales.

●
During the three-year period, cash provided from or used by changes in other assets and liabilities reflected the effect of hedging transactions and the impact of business realignment initiatives, along with the related tax effects. Cash provided from changes in other assets and liabilities in 2013 compared with 2012 was primarily associated with the effect of business realignment and impairment charges and the timing of payments associated with selling and marketing programs of $92.5 million, partially offset by the impact of changes in various accrued liabilities and hedging transactions of $53.7 million. Cash provided from changes in other assets and liabilities in 2012 compared with cash used by changes in other assets and liabilities in 2011 primarily reflected the effect of hedging transactions of $304.2 million, the effect of changes in deferred and accrued income taxes of $44.1 million and business realignment initiatives of $46.8 million.

●
Taxable income and related tax payments in 2013 reflected the increase in income for the year. Taxable income and related tax payments in 2012 and 2011 were reduced primarily by bonus depreciation tax deductions driven by capital expenditures associated with the Next Century program. This was offset somewhat by increases in income taxes paid associated with higher income.

Cash Flows from Investing Activities
Our cash flows provided from (used by) investing activities were as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Capital additions	$(323,551)	$(258,727)	$(323,961)
Capitalized software additions	(27,360)	(19,239)	(23,606)
Proceeds from sales of property, plant and equipment	15,331	453	312
Proceeds from sale of trademark licensing rights	—	—	20,000
Loan to affiliate	(16,000)	(23,000)	(7,000)
Business acquisitions	—	(172,856)	(5,750)

Net cash used by investing activities	$(351,580)	$(473,369)	$(340,005)

●
Capital additions in 2013 for the construction of a new manufacturing facility in Malaysia totaled $40.0 million. Capital additions associated with our Next Century program in 2013 were $11.8 million, in 2012 were $74.7 million, and in 2011 were $179.4 million. Other capital additions were primarily related to purchases of manufacturing equipment for new products and the improvement of manufacturing efficiency.

●	Capitalized software additions were primarily for ongoing enhancement of our information systems.
●
We anticipate total capital expenditures, including capitalized software, of approximately $355 million to $375 million in 2014 of which $120 million to $130 million is associated with the construction of the manufacturing facility in Malaysia.

●
The loans to affiliate during the three-year period were associated with financing the expansion of manufacturing capacity under our manufacturing agreement in China with Lotte Confectionery Company LTD.

●	In January 2012, the Company acquired Brookside for approximately $172.9 million.
Cash Flows from Financing Activities
Our cash flows provided from (used by) financing activities were as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Net change in short-term borrowings	$54,351	$77,698	$10,834
Long-term borrowings	250,595	4,025	249,126
Repayment of long-term debt	(250,761)	(99,381)	(256,189)
Proceeds from lease financing agreement	—	—	47,601
Cash dividends paid	(393,801)	(341,206)	(304,083)
Exercise of stock options and excess tax benefits	195,651	295,473	198,408
Net contributions from (payments to) noncontrolling interests	2,940	(12,851)	—
Repurchase of Common Stock	(305,564)	(510,630)	(384,515)

Net cash used by financing activities	$(446,589)	$(586,872)	$(438,818)

●
In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. The reduction in short-term borrowings in 2013 was associated with our international businesses. The increase in short-term borrowings in 2012 was primarily associated with the Brookside acquisition and our international businesses, partially offset by repayments of Godrej Hershey debt. Additional information on short-term borrowings is included under Borrowing Arrangements below.

●
In May 2013, we issued $250 million of 2.625% Notes due in 2023 and, in November 2011, we issued $250 million of 1.5% Notes due in 2016. The long-term borrowings in 2013 and 2011 were issued under shelf registration statements on Form S-3 described under Registration Statements below.

●
In April 2013, we repaid $250 million of 5.0% Notes due in 2013 and, in August 2012, we repaid $92.5 million of 6.95% Notes due in 2012. Additionally, in September 2011, we repaid $250.0 million of 5.3% Notes due in 2011.

●
In September 2011, we entered into a sale and leasing agreement for the 19 East Chocolate Avenue manufacturing facility. Based on the leasing agreement, we are deemed to be the owner of the property for accounting purposes. We received net proceeds of $47.6 million and recorded a lease financing obligation of $50.0 million under the leasing agreement.

●
Equity contributions of $2.9 million were received from the noncontrolling interests in Hershey do Brasil in 2013. In May 2007, we entered into an agreement with Godrej Beverages and Foods, Ltd., a consumer goods, confectionery and food company, to manufacture and distribute confectionery products, snacks and beverages across India. Under the agreement, we owned a 51% controlling interest in Godrej Hershey Ltd. In September 2012, we acquired the remaining 49% interest in Godrej Hershey Ltd. for approximately $15.8 million. Payments to noncontrolling interests associated with Godrej Hershey Ltd. in 2012 were partially offset by equity contributions of $2.9 million by the noncontrolling interests in Hershey do Brasil in 2012.

●	We paid cash dividends of $295.0 million on our Common Stock and $98.8 million on our Class B Stock in 2013.
●	Cash used for the repurchase of Common Stock was partially offset by cash received from the exercise of stock options and the impact of excess tax benefits from stock-based compensation.
Repurchases and Issuances of Common Stock

For the years ended December 31,	2013		2012		2011
In thousands	Shares	Dollars	Shares	Dollars	Shares	Dollars
Shares repurchased under authorized programs:
Open market repurchases	—	$—	2,054	$124,931	1,903	$100,015
Shares repurchased to replace reissued shares	3,656	305,564	5,599	385,699	5,179	284,500

Total share repurchases	3,656	305,564	7,653	510,630	7,082	384,515
Shares issued for stock-based compensation programs	(3,765)	(156,502)	(6,233)	(210,924)	(5,258)	(177,654)

Net change	(109)	$149,062	1,420	$299,706	1,824	$206,861

●
We intend to repurchase shares of Common Stock in order to replace Treasury Stock shares issued for exercised stock options and other stock-based compensation. The value of shares purchased in a given period will vary based on stock options exercised over time and market conditions.

●
In April 2011, our Board of Directors approved a $250 million authorization to repurchase shares of our Common Stock. As of December 31, 2013, $125.1 million remained available for repurchases of our Common Stock.

Cumulative Share Repurchases and Issuances
A summary of cumulative share repurchases and issuances is as follows:

	Shares	Dollars
	In thousands
Shares repurchased under authorized programs:
Open market repurchases	61,393	$2,209,377
Repurchases from the Milton Hershey School Trust	11,918	245,550
Shares retired	(1,056)	(12,820)

Total repurchases under authorized programs	72,255	2,442,107
Privately negotiated purchases from the Milton Hershey School Trust	67,282	1,501,373
Shares repurchased to replace reissued shares	44,995	2,208,116
Shares issued for stock-based compensation programs and employee benefits	(48,525)	(1,443,866)

Total held as Treasury Stock as of December 31, 2013	136,007	$4,707,730
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

●
In November 2013, the five-year agreement entered into in October 2011 was amended. The amendment reduced the amount of borrowings available under the unsecured revolving credit facility to $1.0 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders, and extended the termination date to November 2018. As of December 31, 2013, $1.0 billion was available to borrow under the agreement and no borrowings were outstanding. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of December 31, 2013, we complied with all of these covenants. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.

●
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. As of December 31, 2013, we could borrow up to approximately $290.3 million in various currencies under the lines of credit and as of December 31, 2012, we could borrow up to $176.7 million.

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

●
The 2009 WKSI Registration Statement expired in May 2012. Accordingly, in May 2012, we filed a new registration statement on Form S-3 (the “2012 WKSI Registration Statement”) to replace the 2009 WKSI Registration Statement. The registration statement filed in May 2012 registered an indeterminate amount of debt securities effective immediately.

●	In May 2013, we issued $250 million of 2.625% Notes due May 1, 2023. The Notes were issued under the 2012 WKSI Registration Statement.
●
Proceeds from the debt issuances and any other offerings under the the 2012 WKSI Registration Statement may be used for general corporate requirements. These may include reducing existing borrowings, financing capital additions, and funding contributions to our pension plans, future business acquisitions and working capital requirements.

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS
As of December 31, 2013, our contractual cash obligations by year were as follows:

	Payments Due by Year
	In thousands of dollars
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Unconditional Purchase Obligations	$1,381,600	$651,900	$48,300	$6,400	$—	$—	$2,088,200
Lease Obligations	36,669	11,521	10,819	7,563	2,184	1,580	70,336
Minimum Pension Plan Funding Obligations	3,559	2,746	2,712	2,782	2,556	2,433	16,788
Long-term Debt	914	251,433	501,331	878	411	1,041,089	1,796,056

Total Obligations	$1,422,742	$917,600	$563,162	$17,623	$5,151	$1,045,102	$3,971,380
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
Purchase Obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year presented above consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2013.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. This applies to the extent that we have hedged the unpriced contracts as of December 31, 2013 and in future periods by entering into commodities futures contracts. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2013, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
Lease Obligations
Lease obligations include the minimum rental commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities, and certain equipment.
In September 2013, we entered into an agreement to lease land for the construction of the new confectionery manufacturing plant in Johor, Malaysia. The lease term is 99 years and obligations under the terms of the lease require a payment of approximately $24.0 million in 2014, which is included in Lease Obligations in the Contractual Obligations table.
Minimum Pension Plan Funding Obligations
Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. Minimum pension plan funding obligations include our current assumptions and estimates of the minimum required contributions to our defined benefit pension plans through 2019. For more information, see Note 14, Pension and Other Post-Retirement Benefit Plans.
Long-term Debt
Long-term debt is comprised primarily of obligations associated with the issuance of unsecured long-term debt instruments. Additional information with regard to long-term debt is contained in Note 12, Long-Term Debt.
In February 2012, we entered into agreements with the Ferrero Group (“Ferrero”), an international packaged goods company, forming an alliance to mutually benefit from various warehousing, co-packing, transportation and procurement services in North America. The initial terms of the agreements are 10 years, with three renewal periods, each with a term of 10 years. The agreements include the construction of a warehouse and distribution facility in Brantford, Ontario, Canada for the mutual use of the Company and Ferrero. Ferrero was responsible for construction of the warehouse and we were responsible for development and implementation of related information systems. Over the term of the agreements, costs associated with the warehouse construction and the information systems will essentially be shared equally.
During 2012, Ferrero made payments of approximately $36.0 million and we made payments of approximately $5.1 million for construction of the facility. During 2013, Ferrero made payments of approximately $5.6 million and we made payments of approximately $6.3 million for the construction of the facility. Because we were involved with the design of the facility and made payments during the construction period, the Company has been deemed to be the owner of the warehouse and distribution facility for accounting purposes. As a result, we recorded a total of $41.1 million in construction in progress as of December 31, 2012, including the payments made by Ferrero, the legal owner of the facility. A corresponding financing obligation of $36.0 million was recorded as of December 31, 2012, reflecting the amount paid by Ferrero. As of December 31, 2013, our property, plant and equipment, net included $53.0 million related to this facility and our long-term debt included $42.6 million related to the financing obligation.
Plant Construction Obligations
In December 2013, we entered into an agreement for the construction of the new confectionery manufacturing plant in Malaysia. The total cost of construction is expected to be approximately $240 million. The plant is expected to begin operations during the second quarter of 2015.

Asset Retirement Obligations
We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of asbestos in a special manner if such facilities undergo major renovations or are demolished. Costs associated with the removal of asbestos related to the closure of a manufacturing facility under the Next Century program were recorded primarily in 2012 and included in business realignment and impairment charges. The costs associated with the removal of asbestos from the facility were not material. With regard to other facilities, we believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of significant quantities of asbestos.
Income Tax Obligations
We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company and interpretation of tax laws. We are regularly audited by federal, state and foreign tax authorities. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments. We adjust the reserves based upon changing facts and circumstances, such as receiving audit assessments or clearing of an item for which a reserve has been established. Assessments of additional tax require cash payments. For more information, see Income Taxes beginning on page 47 under Use of Estimates and Other Critical Accounting Policies. The amount of tax obligations is not included in the table of contractual cash obligations by year on page 34 because we are unable to reasonably predict the ultimate amount or timing of settlement of our reserves for income taxes.
Acquisition Agreement
In December 2013, we entered into an agreement to acquire all of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a privately held confectionery company based in Shanghai, China. SGM manufactures, markets and distributes Golden Monkey branded products, including candy, chocolates, protein-based products and snack foods, in China. The purchase price of approximately $584 million will be paid in cash of approximately $498 million and the assumption of approximately $86 million of net debt. Eighty percent of the purchase price will be paid in mid-2014, with the remaining twenty percent to be paid one year from the date of the initial payment. The acquisition is subject to government and regulatory approvals and customary closing conditions.
ACCOUNTING POLICIES AND MARKET RISKS ASSOCIATED WITH DERIVATIVE INSTRUMENTS
We use certain derivative instruments to manage risks. These include interest rate swaps to manage interest rate risk; foreign currency forward exchange contracts and options to manage foreign currency exchange rate risk; and commodities futures and options contracts to manage commodity market price risk exposures.
We enter into interest rate swap agreements and foreign exchange forward contracts and options for periods consistent with related underlying exposures. These derivative instruments do not constitute positions independent of those exposures.
We enter into commodities futures and options contracts and other derivative instruments for varying periods. These commodity derivative instruments are intended to be, and are effective as, hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.
In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We mitigate this risk by entering into exchange-traded contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. We do not expect any significant losses from counterparty defaults.

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
As of December 31, 2013, we designated and accounted for all derivative instruments as cash flow hedges, except for out of the money options contracts on certain commodities. These included interest rate swap agreements, foreign exchange forward contracts and options, commodities futures and options contracts, and other commodity derivative instruments. Additional information regarding accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.
The information below summarizes our market risks associated with long-term debt and derivative instruments outstanding as of December 31, 2013. Note 1, Note 6 and Note 7 to the Consolidated Financial Statements provide additional information.
Long-term Debt
The table below presents the principal cash flows and related interest rates by maturity date for long-term debt, including the current portion, as of December 31, 2013. We determined the fair value of long-term debt based upon quoted market prices for the same or similar debt issues.

	Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
In thousands of dollars except for rates

Long-term Debt	$914	$251,433	$501,331	$878	$411	$1,041,089	$1,796,056	$1,947,023
Interest Rate	7.7%	4.9%	3.5%	6.9%	5.1%	5.1%	4.6%
We calculated the interest rates on variable rate obligations using the rates in effect as of December 31, 2013.
Interest Rate Swaps
In order to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In April 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2013 to repay $250 million of 5.0% Notes maturing in April 2013. The weighted-average fixed rate on these forward starting swap agreements was 2.4%. In May 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2015 to repay $250 million of 4.85% Notes maturing in August 2015. The weighted-average fixed rate on these forward starting swap agreements is 2.7%.
The forward starting swap agreements entered into in April 2012 matured in March 2013, resulting in a realized loss of approximately $9.5 million. Also, in March 2013, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing expected to be executed in 2013. The weighted-average fixed rate on the forward starting swap agreements was 2.1%.
In May 2013, we terminated the forward starting swap agreements which were entered into in March 2013 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 2.625% Notes due May 1, 2023, resulting in cash payments of $0.2 million in May 2013. Losses on these swap agreements are included in accumulated other comprehensive loss and are being amortized as an increase to interest expense over the term of the Notes.
The fair value of interest rate swap agreements was an asset of $22.7 million as of December 31, 2013. Our risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates. As of December 31, 2013, the potential net loss associated with interest rate swap agreements resulting from a hypothetical near-term adverse change in interest rates of ten percent was approximately $8.0 million.
In March 2009, we entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2011. In September 2011, the forward starting interest rate swap agreements which were entered into in March 2009 matured, resulting in cash payments by the Company of approximately $26.8 million. Also in September 2011, we entered into forward starting swap agreements to continue to hedge interest rate exposure related to the term financing. These swap agreements were terminated upon the issuance of the 1.5% Notes due November 1, 2016, resulting in cash payments by the Company of $2.3 million in November 2011. The losses on these swap agreements are being amortized as an increase to interest expense over the term of the Notes.
For more information see Note 6, Derivative Instruments and Hedging Activities.
Foreign Exchange Forward Contracts and Options
We enter into foreign currency forward exchange contracts and options to hedge transactions denominated in foreign currencies. These transactions are primarily purchase commitments or forecasted purchases associated with the construction of a manufacturing facility, equipment, raw materials and finished goods denominated in foreign currencies. We also may hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.
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
A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2013		2012
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$158.4	Malaysian ringgits Swiss francs Euros	$17.1	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$2.8	Japanese yen	$57.8	Canadian dollars
Foreign exchange forward contracts for the purchase of Malaysian ringgits and certain other currencies are associated with the construction of the manufacturing facility in Malaysia.
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

A summary of the fair value and market risk associated with foreign exchange forward contracts is as follows:

December 31,	2013	2012
In millions of dollars

Fair value of foreign exchange forward contracts, net — asset	$3.2	$1.2

Potential net loss associated with foreign exchange forward contracts resulting from a hypothetical near-term adverse change in market rates of ten percent	$12.9	$7.9
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
Commodities—Price Risk Management and Futures Contracts
Our most significant raw material requirements include cocoa products, sugar, dairy products, peanuts and almonds. For more information on our major raw material requirements, see Raw Materials on page 5. The cost of cocoa products and prices for related futures contracts and costs for certain other raw materials historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

●	Commodity market fluctuations;
●	Foreign currency exchange rates;
●	Imbalances between supply and demand;
●	The effect of weather on crop yield;
●	Speculative influences;
●	Trade agreements among producing and consuming nations;
●	Political unrest in producing countries; and
●	Changes in governmental agricultural programs and energy policies.
We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas and certain dairy products primarily to reduce the risk of future price increases and provide visibility to future costs. Currently, active futures contracts are not available for use in pricing our other major raw material requirements, primarily peanuts and almonds. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, the dairy futures markets are not as developed as many of the other commodities futures markets and, therefore, it is difficult to hedge our costs for dairy products by entering into futures contracts or other derivative instruments to extend coverage for long periods of time. We use diesel swap futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases. Our costs for major raw materials will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.
During 2013, the average cocoa futures contract prices decreased compared with 2012 and traded in a range between $0.97 and $1.26 per pound, based on the IntercontinentalExchange futures contract. Cocoa production was moderately lower in 2013 and global demand was slightly higher which produced a small deficit in cocoa supplies over the past year. Despite the small reduction in global cocoa inventories, the global stocks to use ratio remains above 40% and is considered normal.

The table below shows annual average cocoa futures prices, and the highest and lowest monthly averages for each of the calendars years indicated. The prices are the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the IntercontinentalExchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2013	2012	2011	2010	2009
Annual Average	$1.09	$1.07	$1.34	$1.36	$1.28
High	1.26	1.17	1.55	1.53	1.52
Low	0.97	1.00	0.99	1.26	1.10
Source: International Cocoa Organization Quarterly Bulletin of Cocoa Statistics
Our costs for cocoa products will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices, premiums and discounts reflective of varying delivery times, and supply and demand for our specific varieties and grades of cocoa liquor, cocoa butter and cocoa powder. As a result, the average futures contract prices are not necessarily indicative of our average costs.
The Food, Conservation and Energy Act of 2008, impacted the prices of sugar, corn, peanuts and dairy products in 2013 because it set price support levels for these commodities.
During 2013, prices for fluid dairy milk ranged from a low of $0.18 to a high of $0.22 per pound, on a class II fluid milk basis. Drought in New Zealand in early 2013 created a global shortfall in dairy production.
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. Ideal weather in the North American sugar-growing regions caused prices to trade lower during 2013. As a result, refined sugar prices have decreased compared to 2012, trading lower in a range from $0.36 to $0.30 per pound.
Peanut prices in the U.S. began the year around $0.46 per pound and increased during the year to $0.55 per pound. Price increases were driven by a reduced crop of 1.95 million tons, down 42% from 2012, which was a record crop year. In addition, the prices were buoyed by the entrance of the Chinese into the U.S. peanut market in the first quarter of 2013. Almond prices began the year at $2.95 per pound and increased to $3.39 per pound during the year driven by a decrease in almond production of approximately 2% versus 2012.
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

For the years ended December 31,	2013		2012
	Fair Value	Market Risk (Hypothetical 10% Change)	Fair Value	Market Risk (Hypothetical 10% Change)
In millions of dollars

Highest long position	$(29.3)	$2.9	$35.8	$3.6
Lowest long position	(249.4)	24.9	(167.2)	16.7
Average position (long)	(105.6)	10.6	(44.0)	4.4
Decreases or increases in fair values from 2012 to 2013 primarily reflected changes in net commodity positions. The negative positions primarily resulted as unpriced physical forward contract futures requirements exceeded the amount of commodities futures that we held at certain points in time during the years.
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

Information on our promotional costs and assumptions is as follows:

For the years ended December 31,	2013	2012	2011
In millions of dollars

Promotional costs	$995.7	$949.3	$945.9

●	We determine the amount of the accrued liability by:
	•	Analysis of programs offered;
	•	Historical trends;
	•	Expectations regarding customer and consumer participation;
	•	Sales and payment trends; and
	•	Experience with payment patterns associated with similar, previously offered programs.
●
The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

●	Reasonably possible near-term changes in the most material assumptions regarding the cost of promotional programs could result in changes within the following range:
	•	A reduction in costs of approximately $9.9 million; and
	•	An increase in costs of approximately $2.5 million.
●	Changes in these assumptions would affect net sales and income before income taxes.
●	Over the three-year period ended December 31, 2013, actual promotion costs have not deviated from the estimated amounts by more than approximately 3%.
●	Reasonably possible near-term changes in estimates related to the cost of promotional programs would not have a material impact on our liquidity or capital resources.
Liabilities associated with potentially unsaleable products

●	At the time of sale, we estimate a cost for the possibility that products will become aged or unsaleable in the future. The estimated cost is included as a reduction to net sales.
●	A related accrued liability is determined using statistical analysis that incorporates historical sales trends, seasonal timing and sales patterns, and product movement at retail.
●
Estimates for costs associated with unsaleable products may change as a result of inventory levels in the distribution channel, current economic trends, changes in consumer demand, the introduction of new products and changes in trends of seasonal sales in response to promotional programs.

●	Over the three-year period ended December 31, 2013, costs associated with aged or unsaleable products have amounted to approximately 2% of gross sales.
●
Reasonably possible near-term changes in the most material assumptions regarding the estimates of such costs would have increased or decreased net sales and income before income taxes in a range from $0.5 million to $1.0 million.

●	Over the three-year period ended December 31, 2013, actual costs have not deviated from our estimates by more than approximately 4%.
●	Reasonably possible near-term changes in the estimates of costs associated with unsaleable products would not have a material impact on our liquidity or capital resources.
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
We fund domestic pension liabilities in accordance with the limits imposed by ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. We broadly diversify our pension plan assets, consisting primarily of domestic and international common stocks and fixed income securities. Short-term and long-term liabilities associated with benefit plans are primarily determined based on actuarial calculations. These calculations consider payroll and employee data, including age and years of service, along with actuarial assumptions at the date of the financial statements. We take into consideration long-term projections with regard to economic conditions, including interest rates, return on assets and the rate of increase in compensation levels. With regard to liabilities associated with post-retirement benefit plans that provide health care and life insurance, we take into consideration the long-term annual rate of increase in the per capita cost of the covered benefits. We review the discount rate assumptions and revise them annually. The expected long-term rate of return on assets assumption (“asset return assumption”) for funded plans is of a longer duration and revised only when long-term asset return projections demonstrate that need.
Pension Plans
Our pension plan costs and related assumptions were as follows:

For the years ended December 31	2013	2012	2011
In millions of dollars

Service cost and amortization of prior service cost	$31.8	$31.6	$31.1
Interest cost, expected return on plan assets and amortization of net loss	11.2	16.7	2.8
Administrative expenses	0.7	0.5	0.6
Net periodic pension benefit cost	$43.7	$48.8	$34.5

Assumptions:
Average discount rate assumptions—net periodic benefit cost calculation	3.7%	4.5%	5.2%
Average discount rate assumptions—benefit obligation calculation	4.5%	3.7%	4.5%
Asset return assumptions	7.75%	8.0%	8.0%
Net Periodic Pension Benefit Costs
We believe that the service cost and amortization of prior service cost components of net periodic pension benefit cost reflect the ongoing operating cost of our pension plans, particularly since our most significant plans were closed to most new entrants after 2007.
The decrease in net periodic pension benefit cost from 2012 to 2013 was primarily due to the lower interest cost in the current year. Our service cost and prior service cost amortization is expected to be approximately $4.8 million lower in 2014. Interest cost, expected return on plan assets and amortization of net loss is expected to decrease in 2014 by $13.8 million due primarily to the 2013 actual return on plan assets, which exceeded the expected long-term return on plan assets assumption, and the higher discount rate. For more information, see Note 14, Pension and Other Post-Retirement Benefit Plans.
Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains and losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit expense for 2014 is $23.0 million. The 2013 recognized net actuarial loss component of net periodic pension benefit expense was $40.4 million. Projections beyond 2013 are dependent on a variety of factors such as changes to the discount rate and the actual return on pension plan assets.

Average Discount Rate Assumption—Net Periodic Benefit Cost
The discount rate represents the estimated rate at which we could effectively settle our pension benefit obligations. In order to estimate this rate for 2011 to 2013, a single effective rate of discount was determined by our actuaries after discounting the pension obligation’s cash flows using the spot rate of matching duration from the Towers Watson RATE:Link 40/90 discount curve.
The use of a different discount rate assumption can significantly affect net periodic benefit cost:

●	A one-percentage point decrease in the discount rate assumption would have increased 2013 net periodic pension benefit expense by $5.7 million.
●	A one-percentage point increase in the discount rate assumption would have decreased 2013 net periodic pension benefit expense by $5.0 million.
Average Discount Rate Assumption—Benefit Obligations
The discount rate assumption to be used in calculating the amount of benefit obligations is determined in the same manner as the average discount rate assumption used to calculate net periodic benefit cost as described above. We increased our 2013 discount rate assumption due to the increasing interest rate environment consistent with the duration of our pension plan liabilities.
The use of a different discount rate assumption can significantly affect the amount of benefit obligations:

●	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2013 pension benefits obligations by $108.2 million.
●	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2013 pension benefits obligations by $92.6 million.
Asset Return Assumptions
For 2014, we reduced the expected return on plan assets assumption to 7.0% from the 7.75% assumption used during 2013, reflecting lower expected future returns on plan assets resulting from a reduction of the pension asset allocation to equity securities. We based the expected return on plan assets component of net periodic pension benefit cost on the fair market value of pension plan assets. To determine the expected return on plan assets, we consider the current asset allocations, as well as historical and expected returns on the categories of plan assets. The historical geometric average return over the 26 years prior to December 31, 2013 was approximately 8.7%. The actual return on assets was as follows:

For the years ended December 31,	2013	2012	2011
Actual return on assets	16.7%	13.2%	0.8%
The use of a different asset return assumption can significantly affect net periodic benefit cost:

●	A one-percentage point decrease in the asset return assumption would have increased 2013 net periodic pension benefit expense by $9.5 million.
●	A one-percentage point increase in the asset return assumption would have decreased 2013 net periodic pension benefit expense by $9.4 million.
Our investment policies specify ranges of allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Allocation Range
Equity securities	55% – 75%
Debt securities	25% – 45%
Cash and certain other investments	0% – 5%

As of December 31, 2013, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets and weightings within the asset classes. As of December 31, 2013 and 2012, the benefit plan fixed income assets were invested primarily in conventional instruments benchmarked to the Barclays Capital U.S. Aggregate Bond Index or the U.S. Long Government/Credit Index.
For 2013 and 2012, minimum funding requirements for the plans were not material. However, we made contributions of $32.3 million in 2013 and $21.4 million in 2012, including $25.0 million in 2013 to improve the funded status of our domestic plans in addition to contributions to pay benefits under our non-qualified pension plans in both years. These contributions were fully tax deductible. A one-percentage point change in the funding discount rate would not have changed the 2013 minimum funding requirements significantly for the domestic plans. For 2014, minimum funding requirements for our pension plans are approximately $3.6 million and we expect to make additional contributions of approximately $22.0 million to improve the funded status of our domestic plans.
Post-Retirement Benefit Plans
Other post-retirement benefit plan costs and related assumptions were as follows:

For the years ended December 31,	2013	2012	2011
In millions of dollars

Net periodic other post-retirement benefit cost	$12.5	$15.1	$16.2

Assumptions:
Average discount rate assumption	3.7%	4.5%	5.2%
The use of a different discount rate assumption can significantly affect net periodic other post-retirement benefit cost:

●	A one-percentage point decrease in the discount rate assumption would have decreased 2013 net periodic other post-retirement benefit cost by $1.4 million.
●	A one-percentage point increase in the discount rate assumption would have increased 2013 net periodic other post-retirement benefit cost by $1.2 million.
For the post-retirement benefit plans, a decrease in the discount rate assumption would result in a decrease in benefit cost because of the lower interest cost which would more than offset the impact of the lower discount rate assumption on the post-retirement benefit obligation.
Other post-retirement benefit obligations and assumptions were as follows:

December 31,	2013	2012
In millions of dollars

Other post-retirement benefit obligation	$270.9	$318.4

Assumptions:
Benefit obligations discount rate assumption	4.5%	3.7%

●	A one-percentage point decrease in the discount rate assumption would have increased the December 31, 2013 other post-retirement benefits obligations by $28.6 million.
●	A one-percentage point increase in the discount rate assumption would have decreased the December 31, 2013 other post-retirement benefits obligations by $23.6 million.

Goodwill and Other Intangible Assets
We classify intangible assets into 3 categories: (1) intangible assets with finite lives subject to amortization; (2) intangible assets with indefinite lives not subject to amortization; and (3) goodwill.
Our intangible assets with finite lives consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. We are amortizing trademarks with finite lives over their estimated useful lives of approximately 25 years. We are amortizing customer-related intangible assets over their estimated useful lives of approximately 15 years. We are amortizing patents over their remaining legal lives of approximately 5 years. We conduct impairment tests when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on the estimated fair value of the assets.
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
Based on our annual impairment evaluations, we determined that no goodwill or other intangible assets were impaired as of December 31, 2013 and December 31, 2012. The assumptions used to estimate fair value were based on the past performance of the reporting unit as well as the projections incorporated in our current operating plans. Significant assumptions and estimates included in our current operating plans were associated with sales growth, profitability, and related cash flows, along with cash flows associated with taxes and capital spending. The discount rate used to estimate fair value was risk adjusted in consideration of the economic conditions of the reporting unit. We also considered assumptions that market participants may use. By their nature, these projections and assumptions are uncertain. Potential events and circumstances that could have an adverse effect on our assumptions include the unavailability of raw or packaging materials or significant cost increases, pricing constraints and possible disruptions to our supply chain.

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
Our gains (losses) on cash flow hedging derivatives were as follows:

For the years ended December 31,	2013	2012	2011
In millions of dollars

Net after-tax gains (losses) on cash flow hedging derivatives	$72.3	$(0.9)	$(107.7)
Reclassification adjustments from accumulated other comprehensive loss to income	5.8	60.0	(12.5)
Hedge ineffectiveness gains (losses) recognized in income, before tax	3.2	0.7	(2.0)

●	We reflected reclassification adjustments related to gains or losses on commodities futures and options contracts and other commodity derivative instruments in cost of sales.
●	No gains or losses on commodities futures and options contracts resulted because we discontinued a hedge due to the probability that the forecasted hedged transaction would not occur.
●	We recognized no components of gains or losses on commodities futures and options contracts in income due to excluding such components from the hedge effectiveness assessment.
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign exchange forward contracts and options, commodities futures and options contracts and other commodity derivative instruments, expected to be reclassified into earnings in the next 12 months was approximately $22.5 million after tax as of December 31, 2013. This amount was primarily associated with commodities futures contracts.
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
We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Valuation allowances are recorded for deferred income taxes when it is more likely than not that a tax benefit will not be realized. Valuation allowances are primarily associated with temporary differences related to advertising and promotions, and tax loss carryforwards from operations in various foreign tax jurisdictions. Future changes in judgment and estimates related to the expected ultimate resolution of uncertain tax positions will affect income in the quarter of such change.
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
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. During the first quarter of 2013, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2009 through 2011, and we expect the audit to conclude in 2014. Tax examinations by various state taxing authorities could be conducted for years beginning in 2010. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. During the third quarter of 2013, the CRA notified us that it will be conducting an audit of our Canadian income tax returns for 2010 through 2012, and we expect the audit to commence in the first quarter of 2014. During the fourth quarter of 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. As of December 31, 2013, we recorded accrued income taxes of approximately $70.6 million related to the proposed adjustments. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada Competent Authority of the likely need for their assistance to resolve the proposed adjustments. Accordingly, as of December 31, 2013, we recorded a non-current receivable of approximately $63.9 million associated with the anticipated resolution of the proposed adjustments by the Competent Authority of each country. We are no longer subject to Mexican federal income tax examinations by the Servicio de Administracion Tributaria (“SAT”) for years before 2008. We work with the IRS, the CRA, and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $81.2 million within the next 12 months due to proposed adjustments and settlements associated with tax audits and the expiration of statutes of limitations.
OUTLOOK
The outlook section contains a number of forward-looking statements, all of which are based on current expectations. Because actual results may differ materially from those contained in the forward-looking statements, investors should not place undue reliance on forward-looking statements, and we undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this report. Refer to Risk Factors beginning on page 9 for information concerning the key risks to achieving our future performance goals.
Our results for 2013 were strong, with solid financial and marketplace results. We have a solid position in the marketplace and we are responding to retail customer needs to drive overall category growth.
We have consumer-driven initiatives planned for 2014 that we believe will continue to drive net sales growth across our businesses. We expect net sales growth of 5% to 7%, including the impact of foreign currency exchange rates. Net sales increases are expected to be driven by core brand volume growth and innovation in the U.S. and international markets, complemented by in-store merchandising, programming and advertising. Net sales gains from innovation include the introduction of Hershey's Spreads, Lancaster Soft Crèmes Caramels and York Minis, in addition to the introduction of a Brookside instant consumable pack-type, Brookside Crunchy Clusters, Hershey's Kisses Deluxe in China and the continued rollout of our five global brands in key international markets. We expect innovation to contribute meaningfully to our net sales growth in 2014. Our international business is on track, and we expect net sales outside the U.S. and Canada to increase toward the top end of our 15% to 20% target, on a percentage basis versus 2013.
We have good visibility into our cost structure, except for costs of dairy products which cannot be effectively hedged. We expect gross margin to increase in 2014, driven by productivity and cost savings initiatives, along with a favorable sales mix. We do not expect input cost deflation in 2014. Therefore, we expect 2014 gross margin on a reported basis to increase about 60 basis points, with expansion of adjusted gross margin expected to be around 50 basis points. As a result, we anticipate that earnings per share-diluted in accordance with GAAP will increase 11% to 14% in 2014 compared with 2013. Growth in adjusted earnings per share-diluted is expected to be in the 9% to 11% range, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below.

Advertising and related consumer marketing is expected to increase mid to high single-digits, on a percentage basis versus last year. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, are expected to increase at a more modest rate in 2014 as we build on the investments in go-to-market capabilities established over the last few years, as well as consumer knowledge-based projects related to our Insights Driven Performance initiatives.
NOTE: In the Outlook above, we have provided income measures excluding certain items, in addition to net income determined in accordance with GAAP. These non-GAAP financial measures are used in evaluating results of operations for internal purposes. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, the Company believes exclusion of such items provides additional information to investors to facilitate the comparison of past and present operations.
In 2013, the Company recorded GAAP charges of $19.0 million, or $0.05 per share-diluted, attributable to the Next Century program. Non-service related pension expense of $10.9 million, or $0.03 per share-diluted, was recorded in 2013. In 2013, the Company recorded pre-tax acquisition costs of $4.1 million, or $0.03 per share-diluted, primarily related to the agreement to acquire all of the outstanding shares of SGM.
In 2014, the Company expects to record GAAP charges of about $7.0 million to $9.0 million, or $0.02 to $0.03 per share-diluted. Charges associated with the Next Century program are expected to be $0.01 to $0.02 per share-diluted. Acquisition closing, integration and transaction charges related to SGM are expected to be $0.02 to $0.03 per share-diluted. Non-service related pension income is expected to be approximately $0.01 to $0.02 per share-diluted, in 2014.
Below is a reconciliation of 2012 and 2013 and projected 2014 earnings per share-diluted in accordance with GAAP to non-GAAP 2012 and 2013 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2014:

	2012	2013	2014 (Projected)
Reported EPS-Diluted	$2.89	$3.61	$4.02 - $4.11
Acquisition closing, integration and transaction charges	0.04	0.03	0.02 - 0.03
Total Business Realignment and Impairment Charges	0.25	0.05	0.01 - 0.02
Non-service related pension expense (income)	0.06	0.03	(0.01) - (0.02)
Adjusted EPS-Diluted	$3.24	$3.72	$4.05 - $4.13

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information about market risk is included in the section entitled “Accounting Policies and Market Risks Associated with Derivative Instruments,” found on pages 36 through 41.

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
The 2013, 2012 and 2011 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP's report on our financial statements is included on page 52.
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

John P. Bilbrey Chief Executive Officer	David W. Tacka Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
The Hershey Company:
We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also in our opinion, The Hershey Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

New York, New York
February 21, 2014

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME

For the years ended December 31,	2013	2012	2011
In thousands of dollars except per share amounts

Net Sales	$7,146,079	$6,644,252	$6,080,788

Costs and Expenses:
Cost of sales	3,865,231	3,784,370	3,548,896
Selling, marketing and administrative	1,922,508	1,703,796	1,477,750
Business realignment and impairment charges (credits), net	18,665	44,938	(886)

Total costs and expenses	5,806,404	5,533,104	5,025,760

Income before Interest and Income Taxes	1,339,675	1,111,148	1,055,028
Interest expense, net	88,356	95,569	92,183

Income before Income Taxes	1,251,319	1,015,579	962,845
Provision for income taxes	430,849	354,648	333,883

Net Income	$820,470	$660,931	$628,962

Net Income Per Share—Basic—Class B Common Stock	$3.39	$2.73	$2.58

Net Income Per Share—Diluted—Class B Common Stock	$3.37	$2.71	$2.56

Net Income Per Share—Basic—Common Stock	$3.76	$3.01	$2.85

Net Income Per Share—Diluted—Common Stock	$3.61	$2.89	$2.74

Cash Dividends Paid Per Share:
Common Stock	$1.81	$1.560	$1.38
Class B Common Stock	1.63	1.412	1.25
The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Net Income	$820,470	$660,931	$628,962

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,003)	7,714	(21,213)
Pension and post-retirement benefit plans	166,403	(9,634)	(85,823)
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	72,334	(868)	(107,713)
Reclassification adjustments	5,775	60,043	(12,515)
Total other comprehensive income (loss), net of tax	218,509	57,255	(227,264)
Comprehensive income	$1,038,979	$718,186	$401,698
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,	2013	2012
In thousands of dollars

ASSETS
Current Assets:
Cash and cash equivalents	$1,118,508	$728,272
Accounts receivable—trade, net	477,912	461,383
Inventories	659,541	633,262
Deferred income taxes	52,511	122,224
Prepaid expenses and other	178,862	168,344

Total current assets	2,487,334	2,113,485
Property, Plant and Equipment, Net	1,805,345	1,674,071
Goodwill	576,561	588,003
Other Intangibles	195,244	214,713
Deferred Income Taxes	—	12,448
Other Assets	293,004	152,119

Total assets	$5,357,488	$4,754,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$461,514	$441,977
Accrued liabilities	699,722	650,906
Accrued income taxes	79,911	2,329
Short-term debt	165,961	118,164
Current portion of long-term debt	914	257,734

Total current liabilities	1,408,022	1,471,110
Long-term Debt	1,795,142	1,530,967
Other Long-term Liabilities	434,068	668,732
Deferred Income Taxes	104,204	35,657

Total liabilities	3,741,436	3,706,466

Stockholders’ Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2013 and 2012	—	—
Common Stock, shares issued: 299,281,527 in 2013 and 299,272,927 in 2012	299,281	299,272
Class B Common Stock, shares issued: 60,620,217 in 2013 and 60,628,817 in 2012	60,620	60,629
Additional paid-in capital	664,944	592,975
Retained earnings	5,454,286	5,027,617
Treasury—Common Stock shares, at cost: 136,007,023 in 2013 and 136,115,714 in 2012	(4,707,730)	(4,558,668)
Accumulated other comprehensive loss	(166,567)	(385,076)

The Hershey Company stockholders’ equity	1,604,834	1,036,749
Noncontrolling interests in subsidiaries	11,218	11,624

Total stockholders’ equity	1,616,052	1,048,373

Total liabilities and stockholders’ equity	$5,357,488	$4,754,839
The notes to consolidated financial statements are an integral part of these balance sheets.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Cash Flows Provided from (Used by) Operating Activities
Net income	$820,470	$660,931	$628,962
Adjustments to reconcile net income to net cash provided from operations:
Depreciation and amortization	201,033	210,037	215,763
Stock-based compensation expense	53,967	50,482	43,468
Excess tax benefits from stock-based compensation	(48,396)	(33,876)	(13,997)
Deferred income taxes	7,457	13,785	33,611
Gain on sale of trademark licensing rights, net of tax of $5,962	—	—	(11,072)
Non-cash business realignment and impairment charges	—	38,144	34,660
Contributions to pension and other benefits plans	(57,213)	(44,208)	(31,671)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade, net	(16,529)	(50,470)	(9,438)
Inventories	(26,279)	26,598	(115,331)
Accounts payable	13,417	21,739	7,860
Other assets and liabilities	240,478	201,665	(194,948)

Net Cash Provided from Operating Activities	1,188,405	1,094,827	587,867

Cash Flows Provided from (Used by) Investing Activities
Capital additions	(323,551)	(258,727)	(323,961)
Capitalized software additions	(27,360)	(19,239)	(23,606)
Proceeds from sales of property, plant and equipment	15,331	453	312
Proceeds from sale of trademark licensing rights	—	—	20,000
Loan to affiliate	(16,000)	(23,000)	(7,000)
Business acquisitions	—	(172,856)	(5,750)

Net Cash (Used by) Investing Activities	(351,580)	(473,369)	(340,005)

Cash Flows Provided from (Used by) Financing Activities
Net increase in short-term debt	54,351	77,698	10,834
Long-term borrowings	250,595	4,025	249,126
Repayment of long-term debt	(250,761)	(99,381)	(256,189)
Proceeds from lease financing agreement	—	—	47,601
Cash dividends paid	(393,801)	(341,206)	(304,083)
Exercise of stock options	147,255	261,597	184,411
Excess tax benefits from stock-based compensation	48,396	33,876	13,997
Payments to noncontrolling interests	—	(15,791)	—
Contributions from noncontrolling interests	2,940	2,940	—
Repurchase of Common Stock	(305,564)	(510,630)	(384,515)

Net Cash (Used by) Financing Activities	(446,589)	(586,872)	(438,818)

Increase (Decrease) in Cash and Cash Equivalents	390,236	34,586	(190,956)
Cash and Cash Equivalents as of January 1	728,272	693,686	884,642

Cash and Cash Equivalents as of December 31	$1,118,508	$728,272	$693,686

Interest Paid	$92,551	$100,269	$97,892
Income Taxes Paid	373,902	327,230	292,315
The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

In thousands of dollars	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance as of January 1, 2011	$—	$299,195	$60,706	$434,865	$4,383,013	$(4,052,101)	$(215,067)	$35,285	$945,896
Net income					628,962				628,962
Other comprehensive loss							(227,264)		(227,264)
Dividends:
Common Stock, $1.38 per share					(228,269)				(228,269)
Class B Common Stock, $1.25 per share					(75,814)				(75,814)
Conversion of Class B Common Stock into Common Stock		74	(74)						—
Incentive plan transactions				(15,844)		14,306			(1,538)
Stock-based compensation				40,439					40,439
Exercise of stock options				31,357		163,348			194,705
Repurchase of Common Stock						(384,515)			(384,515)
Noncontrolling interests in subsidiaries								(11,659)	(11,659)
Balance as of December 31, 2011	—	299,269	60,632	490,817	4,707,892	(4,258,962)	(442,331)	23,626	880,943
Net income					660,931				660,931
Other comprehensive income							57,255		57,255
Dividends:
Common Stock, $1.56 per share					(255,596)				(255,596)
Class B Common Stock, $1.412 per share					(85,610)				(85,610)
Conversion of Class B Common Stock into Common Stock		3	(3)						—
Incentive plan transactions				(24,230)		12,379			(11,851)
Stock-based compensation				49,175					49,175
Exercise of stock options				88,258		198,545			286,803
Repurchase of Common Stock						(510,630)			(510,630)
Purchase of noncontrolling interest in subsidiary				(11,045)				(4,746)	(15,791)
Noncontrolling interests in subsidiaries								(7,256)	(7,256)
Balance as of December 31, 2012	—	299,272	60,629	592,975	5,027,617	(4,558,668)	(385,076)	11,624	1,048,373
Net income					820,470				820,470
Other comprehensive income							218,509		218,509
Dividends:
Common Stock, $1.81 per share					(294,979)				(294,979)
Class B Common Stock, $1.63 per share					(98,822)				(98,822)
Conversion of Class B Common Stock into Common Stock		9	(9)						—
Incentive plan transactions				(29,333)		21,268			(8,065)
Stock-based compensation				52,465					52,465
Exercise of stock options				48,837		135,234			184,071
Repurchase of Common Stock						(305,564)			(305,564)
Noncontrolling interests in subsidiaries								(406)	(406)
Balance as of December 31, 2013	$—	$299,281	$60,620	$664,944	$5,454,286	$(4,707,730)	$(166,567)	$11,218	$1,616,052
The notes to consolidated financial statements are an integral part of these statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Our significant accounting policies are discussed below and in other notes to the consolidated financial statements.
Principles of Consolidation
Our consolidated financial statements include the accounts of the Company and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. For information on our noncontrolling interests see Note 4, Noncontrolling Interests in Subsidiaries.
Equity Investments
We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings or losses of these companies. Total equity investments were $39.9 million as of December 31, 2013, and $39.2 million as of December 31, 2012. Equity investments are included in other assets in the Consolidated Balance Sheets. Equity investments are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investments may not be recoverable. In May 2007, we entered into a manufacturing agreement in China with Lotte Confectionery Company, LTD. to produce Hershey products and certain Lotte products for the markets in Asia, particularly China. We own a 44% interest in this entity. We made loans to this affiliate of the Company of $16.0 million in 2013, $23.0 million in 2012 and $7.0 million in 2011 to finance the expansion of manufacturing capacity.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
All derivative instruments which we are currently utilizing are designated and accounted for as cash flow hedges, except for out of the money options contracts on certain commodities. These include commodities futures and options contracts and other commodity derivative instruments. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.
Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Our intangible assets with finite lives consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. We are amortizing trademarks with finite lives over their estimated useful lives of approximately 25 years. We are amortizing customer-related intangible assets over their estimated useful lives of approximately 15 years. We are amortizing patents over their remaining legal lives of approximately 5 years. We conduct impairment tests when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Undiscounted cash flow analyses are used to determine if an impairment exists. If an impairment is determined to exist, the loss is calculated based on the estimated fair value of the assets.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss), net of related tax effects. Reclassification adjustments reflecting such gains and losses are recorded in income in the same period during which the hedged transactions affect earnings. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.
Interest Rate Swaps
In order to manage interest rate exposure, from time to time, we enter into interest rate swap agreements. Interest rate swap agreements are designated as cash flow hedging derivatives and the fair value of such agreements is recorded on the Consolidated Balance Sheets as either an asset or a liability. Additional information with regard to accounting policies associated with derivative instruments is contained in Note 6, Derivative Instruments and Hedging Activities.
Foreign Exchange Forward Contracts and Options
We enter into foreign exchange forward contracts and options to hedge transactions denominated in foreign currencies. These transactions are primarily related to firm commitments or forecasted purchases associated with the construction of a manufacturing facility, equipment, certain raw materials and finished goods. We also hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements.
Foreign exchange forward contracts and options are designated as cash flow hedging derivatives and the fair value of such contracts is recorded on the Consolidated Balance Sheets as either an asset or a liability. Additional information with regard to accounting policies for derivative instruments, including foreign exchange forward contracts and options, is contained in Note 6, Derivative Instruments and Hedging Activities.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development
We expense research and development costs as incurred. Research and development expense was $47.6 million in 2013, $39.0 million in 2012 and $33.2 million in 2011. The increase in research and development expenses in 2013 was primarily related to the Asia Innovation Center which opened in May 2013. Research and development expense is included in selling, marketing and administrative expenses.
Advertising
We expense advertising costs as incurred. Advertising expense, which is included in selling, marketing and administrative expenses, was $582.4 million in 2013, $480.0 million in 2012 and $414.2 million in 2011. Prepaid advertising expense as of December 31, 2013 was $8.4 million and as of December 31, 2012 was $9.5 million.
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
The unamortized amount of capitalized software was $56.5 million as of December 31, 2013 and was $50.5 million as of December 31, 2012. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 5 years. Accumulated amortization of capitalized software was $277.9 million as of December 31, 2013 and $256.1 million as of December 31, 2012.
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
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11–Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2013-11”). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 will not have a significant impact on our consolidated financial statements.
2. BUSINESS ACQUISITIONS
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations have been included in the consolidated financial statements since the respective dates of the acquisitions. The purchase price for each of the acquisitions is allocated to the assets acquired and liabilities assumed.
In December 2013, we entered into an agreement to acquire all of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a privately held confectionery company based in Shanghai, China. SGM manufactures, markets and distributes Golden Monkey branded products, including candy, chocolates, protein-based products and snack foods, in China. The purchase price of approximately $584 million will be paid in cash of

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $498 million and the assumption of approximately $86 million of net debt. Eighty percent of the outstanding shares of SGM will be acquired in mid-2014, with the remaining twenty percent of the shares to be acquired one year from that date. The transaction is subject to government and regulatory approvals and customary closing conditions.
In January 2012, we acquired all of the outstanding stock of Brookside Foods Ltd. (“Brookside”), a privately held confectionery company based in Abbottsford, British Columbia, Canada. As part of this transaction, we acquired two production facilities located in British Columbia and Quebec. The Brookside product line is primarily sold in the U.S. and Canada in a take-home re-sealable pack type.
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
We included results of the Brookside business subsequent to the acquisition date in the consolidated financial statements. If we had included the results of the business in the consolidated financial statements for each of the periods presented, the effect would not have been material.
3. BUSINESS REALIGNMENT AND IMPAIRMENT CHARGES
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the program, production was transitioned from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992. Production from the 19 East Chocolate Avenue plant, as well as a portion of the workforce, was fully transitioned to the West Hershey facility during 2012.
We estimate that the Next Century program will incur pre-tax charges and non-recurring project implementation costs of $190 million to $200 million. As of December 31, 2013, total costs of $190.4 million have been recorded over the last four years for the Next Century program. Total costs of $16.8 million were recorded during 2013. Total costs of $76.3 million were recorded in 2012, costs of $43.4 million were recorded in 2011 and total costs of $53.9 million were recorded in 2010.
During 2009, we completed our comprehensive, three-year supply chain transformation program (the “global supply chain transformation program”).
In December 2012, the Company recorded non-cash asset impairment charges of approximately $7.5 million, primarily associated with the write off of goodwill and other intangible assets of Tri-US, Inc., a subsidiary in which we held a controlling interest.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Charges (credits) associated with business realignment initiatives and impairment recorded during 2013, 2012 and 2011 were as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Cost of sales
Next Century program	$402	$36,383	$39,280
Global supply chain transformation program	—	—	5,816

Total cost of sales	402	36,383	45,096

Selling, marketing and administrative - Next Century program	18	2,446	4,961

Business realignment and impairment charges, net
Next Century program:
Pension settlement loss	—	15,787	—
Plant closure expenses	16,387	20,780	8,620
Employee separation costs (credits)	—	914	(9,506)
India voluntary retirement program	2,278	—	—
Tri-US, Inc. asset impairment charges	—	7,457	—

Total business realignment and impairment charges (credits), net	18,665	44,938	(886)

Total net charges associated with business realignment initiatives and impairment	$19,085	$83,767	$49,171
Next Century Program
Plant closure expenses of $16.4 million were recorded during 2013, primarily related to costs associated with the demolition of a former manufacturing facility.
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
Tri-US, Inc. Impairment Charges
In February 2011, we acquired a 49% interest in Tri-US, Inc. of Boulder, Colorado, a company that manufactured, marketed and sold nutritional beverages under the “mix1” brand name. We invested $5.8 million and accounted for this investment using the equity method until January 2012. In January 2012, we made an additional investment of $6.0 million in Tri-US, Inc., resulting in a controlling ownership interest of approximately 69%. In December 2012, the board of directors of Tri-US, Inc. decided to immediately cease operations and dissolve the company as a result of operational difficulties, quality issues and competitive constraints. It was determined that investments necessary to continue the business would not generate a sufficient return. Accordingly, in December 2012, the Company recorded non-cash asset impairment charges of approximately $7.5 million, primarily associated with the write off of goodwill and other intangible assets. These charges excluded the portion of the losses attributable to the noncontrolling interests.
Liabilities Associated with Business Realignment Initiatives
As of December 31, 2013, there was no remaining liability balance relating to the Next Century program. We made payments against the liabilities recorded for the Next Century program of $7.6 million in 2013 and $12.8 million in 2012 related to employee separation and project administration costs.
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
We own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. In both 2013 and 2012, the Company contributed cash of approximately $3.1 million to Hershey do Brasil and Bauducco contributed approximately $2.9 million. The noncontrolling interest in Hershey do Brasil is included in the equity section of the Consolidated Balance Sheets.
The decrease in noncontrolling interests in subsidiaries from $11.6 million as of December 31, 2012 to $11.2 million as of December 31, 2013 reflected the impact of the noncontrolling interests’ share of losses of these entities and currency translation adjustments, partially offset by the impact of the cash contributed by Bauducco. The share of losses pertaining to the noncontrolling interests in subsidiaries was $1.7 million for the year ended December 31, 2013, $9.6 million for the year ended December 31, 2012 and $7.4 million for the year ended December 31, 2011. This was reflected in selling, marketing and administrative expenses.
5. COMMITMENTS AND CONTINGENCIES
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations for each year consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2013.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2013, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2013, we had entered into purchase agreements with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2013:

Purchase Obligations	2014	2015	2016	2017
In millions of dollars

Purchase obligations	$1,381.6	$651.9	$48.3	$6.4
We have commitments under various lease obligations. Future minimum payments under lease obligations with a remaining term in excess of one year were as follows as of December 31, 2013:

Lease Obligations	2014	2015	2016	2017	2018	Thereafter
In millions of dollars

Future minimum rental payments	$36.7	$11.5	$10.8	$7.6	$2.2	$1.6
Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities, and certain equipment. In September 2013, we entered into an agreement to lease land for the construction of a new confectionery manufacturing plant in Johor, Malaysia. The lease term is 99 years and obligations under the terms of the lease require a payment of approximately $24.0 million in 2014 which is included in future minimum rental payments above.
In December 2013, we entered into an agreement for the construction of the new confectionery manufacturing plant in Malaysia. The total cost of construction is expected to be approximately $240 million. The plant is expected to begin operations during the second quarter of 2015.
We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations. Current regulations require that we handle or dispose of asbestos in a special manner if such facilities undergo major renovations or are demolished. Costs associated with the removal of asbestos related to the closure of a manufacturing facility under the Next Century program were recorded primarily in 2012 and included in business realignment and impairment charges. The costs associated with the removal of asbestos from the facility were not material. With regard to other facilities, we believe we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of significant quantities of asbestos.
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
Subsequently, 13 civil lawsuits were filed in Canada and 91 civil lawsuits were filed in the United States against the Company. The lawsuits were instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. Several other chocolate and confectionery companies were named as defendants in these lawsuits as they also were the subject of investigations and/or inquiries by the government entities referenced above. The cases seek recovery for losses suffered as a result of alleged conspiracies in restraint of trade in connection with the pricing practices of the defendants. The Canadian civil cases were settled in 2012. Hershey Canada, Inc. reached a settlement agreement with the Competition Bureau of Canada through their Leniency Program with regard to an inquiry into alleged violations of the Canadian Competition Act in the sale and supply of chocolate products sold in Canada by members of the confectionery industry. On June 21, 2013, Hershey Canada, Inc. pleaded guilty to one count of price fixing related to communications with competitors in Canada in 2007

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and paid a fine of approximately $4.0 million. Hershey Canada, Inc. had promptly reported the conduct to the Competition Bureau, cooperated fully with its investigation and did not implement the planned price increase that was the subject of the 2007 communications.
With regard to the U.S. lawsuits, the Judicial Panel on Multidistrict Litigation assigned the cases to the U.S. District Court for the Middle District of Pennsylvania. Plaintiffs are seeking actual and treble damages against the Company and other defendants based on an alleged overcharge for certain, or in some cases all chocolate products sold in the U.S. between December 2002 and December 2007 and certain plaintiff groups have alleged damages that extend beyond the alleged conspiracy period. The lawsuits have been proceeding on different scheduling tracks for different groups of plaintiffs.
Defendants have briefed summary judgment against the direct purchaser plaintiffs that have not sought class certification (the “Opt-Out Plaintiffs”) and those that have (the “Direct Purchaser Class Plaintiffs”). The Direct Purchaser Class Plaintiffs were granted class certification in December 2012. Liability, fact and expert discovery in the Opt-Out Plaintiffs’ and Direct Purchaser Class Plaintiffs’ cases has been completed. The hearing on summary judgment for the Direct Purchaser Class Plaintiffs, combined with the summary judgment hearing for the Opt-Out Plaintiffs, was held on October 7, 2013. A decision is expected in the near term. Putative class plaintiffs that purchased product indirectly for resale (the “Indirect Purchasers for Resale”) have moved for class certification. A briefing schedule has not been finalized. Putative class plaintiffs that purchased product indirectly for use (the “Indirect End Users”) may seek class certification after summary judgment against the Direct Purchaser Class Plaintiffs and the Opt-Out Plaintiffs has been resolved. No trial date has been set for any group of plaintiffs. The Company will continue to vigorously defend against these lawsuits.
Competition and antitrust law investigations can be lengthy and violations are subject to civil and/or criminal fines and other sanctions. Class action civil antitrust lawsuits are expensive to defend and could result in significant judgments, including in some cases, payment of treble damages and/or attorneys' fees to the successful plaintiff. Additionally, negative publicity involving these proceedings could affect our Company's brands and reputation, possibly resulting in decreased demand for our products. These possible consequences, in our opinion, are currently not expected to materially impact our financial position or liquidity, but could materially impact our results of operations and cash flows in the period in which any fines, settlements or judgments are accrued or paid, respectively.
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
As of December 31, 2013 and 2012, all of our derivative instruments were classified as cash flow hedges, except for out of the money options contracts on certain commodities.
The amount of net gains on derivative instruments, including interest rate swap agreements, foreign exchange forward contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified into earnings in the next 12 months was approximately $22.5 million after tax as of December 31, 2013. This amount was primarily associated with commodities futures contracts.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Objectives, Strategies and Accounting Policies Associated with Derivative Instruments
We use certain derivative instruments to manage risks. These include interest rate swaps to manage interest rate risk; foreign currency forward exchange contracts and options to manage foreign currency exchange rate risk; and commodities futures and options contracts to manage commodity market price risk exposures.
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
In entering into these contracts, we have assumed the risk that might arise from the possible inability of counterparties to meet the terms of their contracts. We mitigate this risk by entering into exchanged-traded contracts with collateral posting requirements and/or by performing financial assessments prior to contract execution, conducting periodic evaluations of counterparty performance and maintaining a diverse portfolio of qualified counterparties. We do not expect any significant losses from counterparty defaults.
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
Foreign Exchange Forward Contracts and Options
We enter into foreign currency forward exchange contracts and options to hedge transactions primarily related to commitments and forecasted purchases associated with the construction of a manufacturing facility, equipment, raw materials and finished goods denominated in foreign currencies. We may also hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. These contracts reduce currency risk from exchange rate movements. We generally hedge foreign currency price risks for periods from 3 to 24 months.
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
These contracts meet the criteria for cash flow hedge accounting treatment. We classify the fair value of foreign exchange forward contracts as prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets. We report the offset to the foreign exchange forward contracts and options contracts in accumulated other comprehensive loss, net of income taxes. We record gains and losses on these contracts as a component of other comprehensive income and reclassify them into earnings in the same period during which the hedged transactions affect earnings. For hedges associated with the construction of a manufacturing facility and the purchase of equipment, we designate the related cash flows as net cash flows (used by) provided from investing activities on the Consolidated Statements of Cash Flows. We classify cash flows from other foreign exchange forward contracts and options as net cash provided from operating activities.
As of December 31, 2013, the fair value of foreign exchange forward contracts and options with gains totaled $3.4 million and the fair value of foreign exchange forward contracts and options with losses totaled $0.2 million. Over the last three years the volume of activity for foreign exchange forward contracts to purchase foreign currencies

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ranged from a contract amount of $17.1 million to $158.4 million. Over the same period, the volume of activity for foreign exchange forward contracts to sell foreign currencies ranged from a contract amount of $2.8 million to $192.8 million.
Commodities Futures and Options Contracts
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3 to 24 month periods. Commodities futures and options contracts and other commodity derivative instruments are highly effective in hedging price risks for our raw material requirements, energy requirements and transportation costs. Because our commodities futures and in the money options contracts and other commodity derivative instruments meet hedge accounting requirements, we account for them as cash flow hedges. Accordingly, we include gains and losses on hedging instruments in other comprehensive income. We recognize gains and losses in cost of sales in the same period that we record the hedged raw material requirements in cost of sales. The time value for out of the money commodities options contracts is recorded as an asset or liability, with the changes in value recorded currently in income.
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
Over the last three years our total annual volume of futures and options traded in conjunction with commodities hedging strategies ranged from approximately 45,000 to 60,000 contracts. We use futures and options contracts and other non-exchange traded commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas and certain dairy products, primarily to reduce the risk of future price increases and provide visibility to future costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases.
Hedge Effectiveness—Commodities
We perform an assessment of hedge effectiveness for commodities futures and options contracts and other commodity derivative instruments on a quarterly basis or more frequently as necessary. Because of the rollover strategy used for commodities futures contracts, as required by futures market conditions, some ineffectiveness may result in hedging forecasted manufacturing requirements. This occurs as we switch futures contracts from nearby contract positions to contract positions that are required to fix the price of anticipated manufacturing requirements. Hedge ineffectiveness may also result from variability in basis differentials associated with the purchase of raw materials for manufacturing requirements. We record the ineffective portion of gains or losses on commodities futures and options contracts currently in cost of sales.
The prices of commodities futures contracts reflect delivery to the same locations where we take delivery of the physical commodities. Therefore, there is no ineffectiveness resulting from differences in location between the derivative and the hedged item.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Statement Location and Amounts Pertaining to Derivative Instruments
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2013 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,672	$4,306
Other assets	$22,745	$751	$—
Accrued liabilities	$—	$—	$129
Other long-term liabilities	$—	$198	$—
The fair value of derivative instruments in the Consolidated Balance Sheet as of December 31, 2012 was as follows:

Balance Sheet Caption	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Prepaid expense and other current assets	$—	$2,119	$—
Accrued liabilities	$12,502	$917	$2,010
Other long-term liabilities	$922	$—	$—
The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on inputs derived from observable market data.
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
As of December 31, 2013, prepaid expense and other current assets associated with commodities futures and options contracts reflected the fair value of options contracts for certain commodities. As of December 31, 2013 and 2012, accrued liabilities associated with commodities futures and options contracts were primarily related to net cash transfers payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the market value of futures contracts on the IntercontinentalExchange or various other exchanges.
The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2013 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$27,534	$4,049	$84,746
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(3,606)	$2,641	$(8,400)
Gains recognized in income (ineffective portion) (b)	$—	$—	$3,241

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of derivative instruments on the Consolidated Statements of Income for the year ended December 31, 2012 was as follows:

Cash Flow Hedging Derivatives	Interest Rate Swap Agreements	Foreign Exchange Forward Contracts and Options	Commodities Futures and Options Contracts
In thousands of dollars
Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)	$(13,424)	$47	$12,834
Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)	$(3,605)	$(2,488)	$(90,900)
Gains recognized in income (ineffective portion) (b)	$—	$—	$670

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

(b)	Gains recognized in income were included in cost of sales for commodities futures and options contracts.
Gains recognized currently in income were related to the ineffective portion of the hedging relationship. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.
7. FINANCIAL INSTRUMENTS
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2013 and December 31, 2012, because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,796.1 million as of December 31, 2013, compared with a fair value of $1,947.0 million based on quoted market prices for the same or similar debt issues. The carrying value of long-term debt, including the current portion, was $1,788.7 million as of December 31, 2012 compared with a fair value of $2,060.8 million.
Interest Rate Swaps
In order to manage interest rate exposure, the Company, from time to time, enters into interest rate swap agreements. In April 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2013 to repay $250 million of 5.0% Notes maturing in April 2013. The weighted-average fixed rate on these forward starting swap agreements was 2.4%. In May 2012, the Company entered into forward starting interest rate swap agreements to hedge interest rate exposure related to the anticipated $250 million of term financing expected to be executed during 2015 to repay $250 million of 4.85% Notes maturing in August 2015. The weighted-average fixed rate on these forward starting swap agreements is 2.7%.
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
In May 2013, we terminated the forward starting swap agreements which were entered into in March 2013 to hedge the anticipated execution of term financing. The swap agreements were terminated upon the issuance of the 2.625% Notes due May 1, 2023, resulting in cash payments of $0.2 million in May 2013. Losses on these swap

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

agreements are included in accumulated other comprehensive loss and are being amortized as an increase to interest expense over the term of the Notes.
The fair value of interest rate swap agreements was an asset of $22.7 million as of December 31, 2013. The Company's risk related to interest rate swap agreements is limited to the cost of replacing such agreements at prevailing market rates.
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
A summary of foreign exchange forward contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2013		2012
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars

Foreign exchange forward contracts to purchase foreign currencies	$158.4	Malaysian ringgits Swiss francs Euros	$17.1	Euros British pound sterling
Foreign exchange forward contracts to sell foreign currencies	$2.8	Japanese Yen	$57.8	Canadian dollars
Foreign exchange forward contracts for the purchase of Malaysian ringgits and certain other currencies are associated with the construction of the manufacturing facility in Malaysia.
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
The combined fair value of our foreign exchange forward contracts included in prepaid expenses and other current assets, other non-current assets, accrued liabilities or other long-term liabilities on the Consolidated Balance Sheets was as follows:

December 31,	2013	2012
In millions of dollars

Fair value of foreign exchange forward contracts, net — asset	$3.2	$1.2

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

We use certain derivative instruments to manage interest rate, foreign currency exchange rate and commodity market price risk exposures, all of which are recorded at fair value based on quoted market prices or rates.
A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2013, is as follows:

Description	Fair Value as of December 31, 2013	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars

Derivative assets	$54,254	$28,086	$26,168	$—

Derivative liabilities	$24,107	$23,909	$198	$—
As of December 31, 2013, Level 1 derivative assets were related to the fair value of options contracts for certain commodities and cash transfers receivable on commodities futures contracts with gains resulting from the change in quoted market prices on the last trading day for the period. As of December 31, 2013, Level 1 derivative liabilities were related to cash transfers payable on commodities futures contracts with losses resulting from the change in quoted market prices on the last trading day for the period.
As of December 31, 2013, Level 2 derivative assets were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with gains. Level 2 derivative liabilities were related to the fair value of foreign exchange forward contracts and options with losses. The fair value of the interest rate swap agreements represents the difference in the present values of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on inputs derived from observable market data. The fair value of foreign exchange forward contracts and options is the amount of the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign exchange forward contracts and options on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our derivative assets and liabilities measured at fair value on a recurring basis as of December 31, 2012, is as follows:

Description	Fair Value as of December 31, 2012	Quoted Prices in Active Markets of Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
In thousands of dollars

Derivative assets	$39,175	$37,056	$2,119	$—

Derivative liabilities	$53,407	$39,066	$14,341	$—
As of December 31, 2012, Level 1 derivative assets were related to cash transfers receivable on commodities futures contracts with gains resulting from the change in quoted market prices on the last trading day for the period. As of December 31, 2012, Level 1 derivative liabilities were related to cash transfers payable on commodities futures contracts with losses resulting from the change in quoted market prices on the last trading day for the period.
As of December 31, 2012, Level 2 derivative assets were related to the fair value of foreign exchange forward contracts and options with gains. Level 2 derivative liabilities were related to the fair value of interest rate swap agreements and foreign exchange forward contracts and options with losses.
9. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2013	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$820,470

Other comprehensive income (loss):
Foreign currency translation adjustments	$(26,003)	$—	(26,003)
Pension and post-retirement benefit plans	265,015	(98,612)	166,403
Cash flow hedges:
Gains on cash flow hedging derivatives	116,329	(43,995)	72,334
Reclassification adjustments	9,365	(3,590)	5,775

Total other comprehensive income	$364,706	$(146,197)	218,509

Comprehensive income			$1,038,979

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2012	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$660,931

Other comprehensive income (loss):
Foreign currency translation adjustments	$7,714	$—	7,714
Pension and post-retirement benefit plans	(15,159)	5,525	(9,634)
Cash flow hedges:
Losses on cash flow hedging derivatives	(543)	(325)	(868)
Reclassification adjustments	96,993	(36,950)	60,043

Total other comprehensive income	$89,005	$(31,750)	57,255

Comprehensive income			$718,186

For the year ended December 31, 2011	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars

Net income			$628,962

Other comprehensive income (loss):
Foreign currency translation adjustments	$(21,213)	$—	(21,213)
Pension and post-retirement benefit plans	(137,918)	52,095	(85,823)
Cash flow hedges:
Losses on cash flow hedging derivatives	(175,011)	67,298	(107,713)
Reclassification adjustments	(20,282)	7,767	(12,515)

Total other comprehensive loss	$(354,424)	$127,160	(227,264)

Comprehensive income			$401,698
The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2013	2012
In thousands of dollars

Foreign currency translation adjustments	$(16,830)	$9,173
Pension and post-retirement benefit plans, net of tax	(199,634)	(366,037)
Cash flow hedges, net of tax	49,897	(28,212)

Total accumulated other comprehensive loss	$(166,567)	$(385,076)

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INTEREST EXPENSE
Net interest expense consisted of the following:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Long-term debt and lease obligations	$84,604	$81,203	$85,543
Short-term debt	8,654	23,084	17,051
Capitalized interest	(1,744)	(5,778)	(7,814)

Interest expense, gross	91,514	98,509	94,780
Interest income	(3,158)	(2,940)	(2,597)

Interest expense, net	$88,356	$95,569	$92,183
11. SHORT-TERM DEBT
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of 3 months or less. In October 2011, we entered into a new five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders. In November 2013, the five-year agreement entered into in October 2011 was amended. The amendment reduced the amount of borrowings available under the unsecured revolving credit facility to $1.0 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders, and extended the termination date to November 2018. As of December 31, 2013, $1.0 billion was available to borrow under the agreement and no borrowings were outstanding.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement contains customary representations and warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2013, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $290.3 million in 2013 and $176.7 million in 2012. These lines permit us to borrow at the banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $166.0 million in 2013 and $118.2 million in 2012.
The maximum amount of our short-term borrowings during 2013 was $166.0 million. The weighted-average interest rate on short-term borrowings outstanding was 1.9% as of December 31, 2013 and 3.5% as of December 31, 2012.
We pay commitment fees to maintain our lines of credit. The average fee during 2013 was less than 0.1% per annum of the commitment.
We maintain a consolidated cash management system that includes overdraft positions in certain accounts at several banks. We have the contractual right of offset for the accounts with overdrafts. These offsets reduced cash and cash equivalents by $3.7 million as of December 31, 2013 and $2.8 million as of December 31, 2012.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. LONG-TERM DEBT
Long-term debt consisted of the following:

December 31,	2013	2012
In thousands of dollars

5.00% Notes due 2013	$—	$250,000
4.85% Notes due 2015	250,000	250,000
5.45% Notes due 2016	250,000	250,000
1.50% Notes due 2016	250,000	250,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	100,000	100,000
2.625% Notes due 2023	250,000	—
7.2% Debentures due 2027	250,000	250,000
Other obligations, net of unamortized debt discount	96,056	88,701

Total long-term debt	1,796,056	1,788,701
Less—current portion	914	257,734

Long-term portion	$1,795,142	$1,530,967
In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250.0 million of 2.625% Notes due in 2023. The Notes were issued under a shelf registration statement on Form S-3 filed in May 2012 that registered an indeterminate amount of debt securities.
The increase in other obligations was primarily associated with the financing obligation under the agreement with the Ferrero Group for the construction of a warehouse and distribution facility. The initial term of the agreement is 10 years, with three renewal periods, each with a term of 10 years.
Aggregate annual maturities during the next five years are as follows:

●	2014	—	$0.9 million
●	2015	—	$251.4 million
●	2016	—	$501.3 million
●	2017	—	$0.9 million
●	2018	—	$0.4 million
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.
13. INCOME TAXES
Our income (loss) before income taxes was as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Domestic	$1,252,208	$980,176	$904,418
Foreign	(889)	35,403	58,427

Income before income taxes	$1,251,319	$1,015,579	$962,845
The foreign loss before income taxes for 2013 primarily reflected increased investments in advertising and other marketing programs, knowledge-based consumer insights, brand building and route-to-market capabilities. The

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreign income before income taxes in 2011 included a $17.0 million gain on the sale of non-core trademark licensing rights.
Our provision for income taxes was as follows:

For the years ended December 31,	2013	2012	2011
In thousands of dollars

Current:
Federal	$372,649	$299,122	$254,732
State	47,980	36,187	32,174
Foreign	2,763	5,554	13,366

Current provision for income taxes	423,392	340,863	300,272

Deferred:
Federal	11,334	5,174	37,160
State	2,212	1,897	(1,005)
Foreign	(6,089)	6,714	(2,544)

Deferred income tax provision	7,457	13,785	33,611

Total provision for income taxes	$430,849	$354,648	$333,883
The increase in the federal deferred tax provision in 2013 was primarily due to higher deferred tax liabilities associated with inventories in 2013 compared with 2012. The foreign deferred tax benefit in 2013 principally reflected higher deferred tax assets related to advertising and promotion reserves. The deferred income tax provision in 2012 and 2011 primarily reflected the tax effect of bonus depreciation, although to a lesser extent in 2012, partially reduced by the tax effect of charges for the Next Century program.
The income tax benefit associated with stock-based compensation of $48.8 million and $30.2 million for the years ended December 31, 2013 and 2012, respectively, reduced accrued income taxes on the Consolidated Balance Sheets. We credited additional paid-in capital to reflect these excess income tax benefits.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2013	2012
In thousands of dollars

Deferred tax assets:
Post-retirement benefit obligations	$101,674	$119,140
Accrued expenses and other reserves	119,387	112,760
Stock-based compensation	47,324	51,388
Derivative instruments	—	23,822
Pension	—	72,374
Lease financing obligation	19,065	19,035
Accrued trade promotion reserves	39,234	30,594
Net operating loss carryforwards	39,606	48,455
Other	11,754	3,643

Gross deferred tax assets	378,044	481,211
Valuation allowance	(87,159)	(74,021)

Total deferred tax assets	290,885	407,190

Deferred tax liabilities:
Property, plant and equipment, net	201,224	210,406
Acquired intangibles	64,249	63,585
Inventories	33,885	23,335
Derivative instruments	33,779	—
Pension	8,037	—
Other	1,404	10,849

Total deferred tax liabilities	342,578	308,175

Net deferred tax (liabilities) assets	$(51,693)	$99,015

Included in:
Current deferred tax assets, net	$52,511	$122,224
Non-current deferred tax assets, net	—	12,448
Non-current deferred tax liabilities, net	(104,204)	(35,657)

Net deferred tax (liabilities) assets	$(51,693)	$99,015
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets. Changes in deferred tax assets and deferred tax liabilities for derivative instruments reflected the tax impact on net gains as of December 31, 2013 and on net losses as of December 31, 2012. Changes in deferred tax assets and deferred tax liabilities for pension resulted from the tax impact of the improved funded status of our pension plans as of December 31, 2013 compared with December 31, 2012. The valuation allowances as of December 31, 2013 and 2012 were primarily related to temporary differences principally associated with advertising and promotions, along with tax loss carryforwards from operations in various foreign tax jurisdictions. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive loss is provided in Note 9, Comprehensive Income.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.8	3.2	2.4
Qualified production income deduction	(2.6)	(2.5)	(2.2)
Business realignment and impairment charges and gain on sale of trademark licensing rights	0.1	0.2	(0.1)
International operations	(0.4)	(0.1)	(0.6)
Other, net	(0.5)	(0.9)	0.2

Effective income tax rate	34.4%	34.9%	34.7%
The decrease in the effective income tax rate in 2013 from state income taxes reflected the comparison to the rate in 2012 which was higher as a result of the impact of certain state tax legislation. The reduction in the effective income tax rate from international operations resulted from an increase in deductions associated with certain foreign tax jurisdictions. These decreases were partially offset by other changes which reduced the effective income tax rate to a greater extent in 2012 as a result of tax benefits resulting from the completion of tax audits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2013	2012

In thousands of dollars

Balance at beginning of year	$51,520	$53,553
Additions for tax positions taken during prior years	58,246	11,335
Reductions for tax positions taken during prior years	(5,776)	(5,478)
Additions for tax positions taken during the current year	5,523	5,750
Settlements	—	(5,234)
Expiration of statutes of limitations	(5,550)	(8,406)

Balance at end of year	$103,963	$51,520
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $31.7 million as of December 31, 2013 and $30.8 million as of December 31, 2012.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a tax expense of $15.4 million in 2013, and a tax benefit of $5.3 million in 2012 and $0.3 million in 2011 for interest and penalties. Accrued interest and penalties were $23.7 million as of December 31, 2013, and $8.4 million as of December 31, 2012.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. During the first quarter of 2013, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2009 through 2011, and we expect the audit to conclude in 2014. Tax examinations by various state taxing authorities could be conducted for years beginning in 2010. We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. During the third quarter of 2013, the CRA notified us that it will be conducting an audit of our Canadian income tax returns for 2010 through 2012, and we expect the audit to commence in the first quarter of 2014. During the fourth quarter of 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. As of December 31, 2013, we recorded accrued income taxes of approximately $70.6 million related to the proposed adjustments. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada Competent Authority of the likely need for their assistance to resolve the proposed adjustments. Accordingly, as of December 31, 2013, we recorded a non-current receivable of approximately $63.9 million associated with the anticipated resolution of the proposed adjustments by the Competent Authority of each country. We are no longer subject to Mexican federal income tax examinations by the Servicio de Administracion Tributaria (“SAT”) for years before 2008. We work with the IRS, the CRA, and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $81.2 million within the next 12 months due to proposed adjustments and settlements associated with tax audits and the expiration of statutes of limitations.
As of December 31, 2013, we had approximately $121.3 million of undistributed earnings of our international subsidiaries. We intend to continue to reinvest earnings outside the U.S. for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.
14. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
We sponsor a number of defined benefit pension plans. Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We have two post-retirement benefit plans: health care and life insurance. The health care plan is contributory, with participants’ contributions adjusted annually. The life insurance plan is non-contributory.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
In thousands of dollars

Change in benefit obligation
Projected benefits obligation at beginning of year	$1,237,778	$1,156,756	$318,415	$318,536
Service cost	31,339	30,823	1,094	1,172
Interest cost	43,962	49,909	10,747	13,258
Plan amendments	55	2	—	—
Actuarial (gain) loss	(100,872)	112,700	(33,412)	7,916
Curtailment	(8,833)	—	—	—
Settlement	(319)	(49,876)	—	—
Currency translation and other	(5,976)	1,903	(1,030)	370
Benefits paid	(76,642)	(64,439)	(24,877)	(22,837)

Projected benefits obligation at end of year	1,120,492	1,237,778	270,937	318,415

Change in plan assets
Fair value of plan assets at beginning of year	988,167	961,421	—	—
Actual return on plan assets	152,976	118,073	—	—
Employer contribution	32,336	21,371	24,877	22,837
Settlement	(319)	(49,876)	—	—
Currency translation and other	(4,533)	1,617	—	—
Benefits paid	(76,642)	(64,439)	(24,877)	(22,837)

Fair value of plan assets at end of year	1,091,985	988,167	—	—

Funded status at end of year	$(28,507)	$(249,611)	$(270,937)	$(318,415)
The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion as of December 31, 2013 and $1.2 billion as of December 31, 2012.
We made total contributions to the pension plans of $32.3 million during 2013, including contributions of $25.0 million to improve the funded status of our domestic plans. In 2012, we made total contributions of $21.4 million to the pension plans. For 2014, minimum funding requirements for our pension plans are approximately $3.6 million and we expect to make additional contributions of approximately $22.0 million to improve the funded status of our domestic plans.
Amounts recognized in the Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
In thousands of dollars

Other assets	$32,533	$—	$—	$—
Accrued liabilities	(10,198)	(9,396)	(25,477)	(26,181)
Other long-term liabilities	(50,842)	(240,215)	(245,460)	(292,234)

Total	$(28,507)	$(249,611)	$(270,937)	$(318,415)

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in accumulated other comprehensive loss, net of tax, consisted of the following:

	Pension Benefits		Other Benefits
December 31,	2013	2012	2013	2012
In thousands of dollars

Actuarial net (loss) gain	$(215,702)	$(362,039)	$13,107	$(6,320)
Net prior service credit (cost)	5,698	5,539	(2,737)	(3,217)

Total	$(210,004)	$(356,500)	$10,370	$(9,537)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2013	2012
In thousands of dollars

Projected benefit obligation	$76,801	$1,237,238
Accumulated benefit obligation	64,340	1,185,214
Fair value of plan assets	15,760	987,643
Components of Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
Net periodic benefit cost for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2013	2012	2011	2013	2012	2011
In thousands of dollars

Service cost	$31,339	$30,823	$30,059	$1,094	$1,172	$1,333
Interest cost	43,962	49,909	52,960	10,747	13,258	14,967
Expected return on plan assets	(73,128)	(72,949)	(78,161)	—	—	—
Amortization of prior service cost (credit)	422	731	1,002	618	619	(255)
Amortization of net loss (gain)	40,397	39,723	28,004	(73)	(101)	(71)
Administrative expenses	692	545	653	75	120	244

Net periodic benefit cost	43,684	48,782	34,517	12,461	15,068	16,218
Curtailment (credit) loss	(364)	—	1,826	—	—	(174)
Settlement loss	18	19,676	46	—	—	—

Total amount reflected in earnings	$43,338	$68,458	$36,389	$12,461	$15,068	$16,044
A portion of the pension settlement loss recorded in 2012, totaling approximately $15.8 million, and the curtailment loss recorded in 2011 were associated with the Next Century program. The settlement losses recorded in 2011 were associated with one of our international businesses. We discuss the Next Century program in Note 3, Business Realignment and Impairment Charges.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts recognized in other comprehensive loss (income) and net periodic benefit cost before tax for our pension and other post-retirement plans consisted of the following:

	Pension Benefits			Other Benefits
For the years ended December 31,	2013	2012	2011	2013	2012	2011
In thousands of dollars
Actuarial net (gain) loss	$(230,605)	$8,536	$120,401	$(33,165)	$7,952	$11,216
Prior service (credit) cost	(613)	(716)	(1,313)	(632)	(613)	7,614

Total recognized in other comprehensive (income) loss	$(231,218)	$7,820	$119,088	$(33,797)	$7,339	$18,830

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(187,534)	$56,602	$153,605	$(21,336)	$22,407	$35,048
The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year are as follows (in thousands):

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$22,952	$(109)

Amortization of prior service (credit) cost	$(668)	$618
Assumptions
Certain weighted-average assumptions used in computing the benefit obligations as of December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate	4.5%	3.7%	4.5%	3.7%
Rate of increase in compensation levels	4.0%	4.0%	N/A	N/A
For measurement purposes as of December 31, 2013, we assumed an 8.5% annual rate of increase in the per capita cost of covered health care benefits for 2014, grading down to 5.0% by 2019.
For measurement purposes as of December 31, 2012, we assumed a 9.1% annual rate of increase in the per capita cost of covered health care benefits for 2013, grading down to 5.0% by 2019.
Certain weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2013	2012	2011	2013	2012	2011

Discount rate	3.7%	4.5%	5.2%	3.7%	4.5%	5.2%
Expected long-term return on plan assets	7.75%	8.0%	8.0%	N/A	N/A	N/A
Rate of compensation increase	4.0%	4.1%	4.1%	N/A	N/A	N/A

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We based the asset return assumption of 7.75% for 2013, 8.0% for 2012 and 8.0% for 2011 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. For 2014, we reduced the expected return on plan assets assumption to 7.0% from the 7.75% assumption used during 2013, reflecting lower expected future returns on plan assets resulting from a reduction of the pension plan asset allocation to equity securities. The historical geometric average return over the 26 years prior to December 31, 2013, was approximately 8.7%.
Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point (Decrease)
In thousands of dollars

Effect on total service and interest cost components	$172	$(152)
Effect on post-retirement benefit obligation	4,132	(3,697)
Plan Assets
We broadly diversify our pension plan assets across domestic and international common stock and fixed income asset classes. Our asset investment policies specify ranges of asset allocation percentages for each asset class. The ranges for the domestic pension plans were as follows:

Asset Class	Target Allocation 2013
Equity securities	55%	-	75%
Debt securities	25%	-	45%
Cash and certain other investments	0%	-	5%
As of December 31, 2013, actual allocations were within the specified ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2013:

In thousands of dollars	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2013

Cash and cash equivalents	$657	$22,998	$—	$23,655
Equity securities:
U.S. all-cap (a)	64,949	137,385	—	202,334
U.S. large-cap (b)	144,254	—	—	144,254
U.S. small/mid-cap	33,145	—	—	33,145
International all-cap (c)	136,892	3,062	—	139,954
Global all-cap (d)	181,702	—	—	181,702
Fixed income securities:
U.S. government/agency	109,995	34,907	—	144,902
Corporate bonds (e)	57,735	34,616	—	92,351
Collateralized obligations (f)	56,016	22,350	—	78,366
International government/ corporate bonds (g)	14,018	37,304	—	51,322

Total Investments	$799,363	$292,622	$—	$1,091,985

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of December 31, 2012:

In thousands of dollars	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs(Level 2)	Significant other unobservable inputs (Level 3)	Total assets measured at fair value as of December 31, 2012

Cash and cash equivalents	$933	$34,027	$—	$34,960
Equity securities:
U.S. all-cap (a)	50,596	104,102	—	154,698
U.S. large-cap (b)	107,934	—	—	107,934
U.S. small/mid-cap	24,816	—	—	24,816
International all-cap (c)	111,834	2,938	—	114,772
Global all-cap (d)	229,044	—	—	229,044
Domestic real estate	24,892	—	—	24,892
Fixed income securities:
U.S. government/agency	76,009	27,984	—	103,993
Corporate bonds (e)	38,001	19,691	—	57,692
Collateralized obligations (f)	61,853	27,012	—	88,865
International government/corporate bonds (g)	13,432	33,069	—	46,501

Total Investments	$739,344	$248,823	$—	$988,167

(a)	This category comprises equity funds that track the Russell 3000 index.
(b)	This category comprises equity funds that track the S&P 500 and/or Russell 1000 indices.
(c)	This category comprises equity funds that track the MSCI World Ex-US index.
(d)	This category comprises equity funds that track the MSCI World index.
(e)	This category comprises fixed income funds primarily invested in investment grade bonds.
(f)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(g)	This category comprises fixed income funds invested in Canadian and other international bonds.
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
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2013. We comply with ERISA rules and regulations and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flows
Information about the expected cash flows for our pension and other post-retirement benefit plans is as follows:

	Expected Benefit Payments
	2014	2015	2016	2017	2018	2019-2023
In thousands of dollars

Pension Benefits	$67,617	$64,641	$69,085	$101,765	$83,559	$544,322
Other Benefits	25,491	24,690	23,796	22,411	20,843	85,699
Multiemployer Pension Plan
With the acquisition of Brookside Foods Ltd. in January 2012, we began participation in the Bakery and Confectionery Union and Industry Canadian Pension Fund, a trustee-managed multiemployer defined benefit pension plan. We currently have approximately 110 employees participating in the plan and contributions were not significant in 2013 and 2012. Our obligation during the term of the collective bargaining agreement is limited to remitting the required contributions to the plan.
15. SAVINGS PLANS
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $43.3 million in 2013, $39.8 million in 2012 and $35.8 million in 2011.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. CAPITAL STOCK AND NET INCOME PER SHARE
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2013. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares as Class B Common Stock (“Class B Stock”) and 5,000,000 shares as Preferred Stock. Each class has a par value of one dollar per share. As of December 31, 2013, a combined total of 359,901,744 shares of both classes of common stock had been issued of which 223,894,721 shares were outstanding. No shares of the Preferred Stock were issued or outstanding during the 3-year period ended December 31, 2013.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2013, 8,600 shares of Class B Stock were converted into Common Stock. During 2012, 3,225 shares were converted and during 2011, 74,377 shares were converted.
Milton Hershey School Trust
Hershey Trust Company, as trustee for the benefit of Milton Hershey School and as direct owner of investment shares, held 12,902,721 shares of our Common Stock as of December 31, 2013. As trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2013, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as Trustee for the benefit of Milton Hershey School, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
Changes in outstanding Common Stock for the past 3 years were as follows:

For the years ended December 31,	2013	2012	2011
Shares issued	359,901,744	359,901,744	359,901,744

Treasury shares at beginning of year	(136,115,714)	(134,695,826)	(132,871,512)
Stock repurchases:
Repurchase programs	—	(2,054,354)	(1,902,753)
Stock-based compensation programs	(3,655,830)	(5,598,537)	(5,179,028)
Stock issuances:
Stock-based compensation programs	3,764,521	6,233,003	5,257,467

Treasury shares at end of year	(136,007,023)	(136,115,714)	(134,695,826)

Net shares outstanding at end of year	223,894,721	223,786,030	225,205,918

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Earnings Per Share were computed based on the weighted-average number of shares of the Common Stock and the Class B Stock outstanding as follows:

For the years ended December 31,	2013	2012	2011
In thousands except per share amounts

Net income	$820,470	$660,931	$628,962

Weighted-average shares—Basic
Common Stock	163,549	164,406	165,929
Class B Stock	60,627	60,630	60,645

Total weighted-average shares—Basic	224,176	225,036	226,574

Effect of dilutive securities:
Employee stock options	2,476	2,608	2,565
Performance and restricted stock units	551	693	780

Weighted-average shares—Diluted	227,203	228,337	229,919

Earnings Per Share—Basic
Common Stock	$3.76	$3.01	$2.85

Class B Stock	$3.39	$2.73	$2.58

Earnings Per Share—Diluted
Common Stock	$3.61	$2.89	$2.74

Class B Stock	$3.37	$2.71	$2.56
For the year ended December 31, 2013, approximately 1.8 million stock options were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price of the Common Stock for the year. Therefore, the effect would have been antidilutive. In 2012, 3.5 million stock options were not included and, in 2011, 6.9 million stock options were not included in the diluted earnings per share calculation because the effect would have been antidilutive.
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
The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of performance stock unit and restricted stock unit awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and restricted stock units awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan. As of December 31, 2013, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP.
In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan. This grant provided over 13,000 eligible employees with 100 non-qualified stock options. The stock options were granted at a price of $46.44 per share, have a term of 10 years and vested on July 19, 2009.
The following table summarizes our compensation costs:

For the years ended December 31,	2013	2012	2011
In millions of dollars

Total compensation amount charged against income for stock compensation plans, including stock options, performance stock units and restricted stock units	$54.0	$50.5	$43.5
Total income tax benefit recognized in Consolidated Statements of Income for share-based compensation	$18.5	$17.5	$15.1
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense.
The increase in share-based compensation expense from 2012 to 2013 resulted primarily from an increase in the compensation amount upon which the number of stock-based awards was based. The increase in share-based compensation expense from 2011 to 2012 was due to certain adjustments associated with accounting for PSUs and the impact of the forfeiture of unvested awards due to participant changes which reduced expense in 2011.
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
The following table summarizes our compensation costs for stock options:

For the years ended December 31,	2013	2012	2011
In millions of dollars

Compensation amount charged against income for stock options	$21.4	$19.3	$22.5
The increase in compensation cost from 2012 to 2013 was driven by an increase in the compensation amount upon which the number of stock options granted in 2013 was based. The decrease in compensation cost from 2011 to 2012 was primarily driven by the impact of the forfeitures of unvested awards due to participant changes during 2012 and 2011.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of our Company’s stock options and changes during the last three years follows:

	2013		2012		2011
Stock Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	10,553,914	$48.08	14,540,442	$44.86	17,997,082	$42.21
Granted	1,779,109	$81.95	2,110,945	$60.89	2,191,627	$51.62
Exercised	(3,315,990)	$45.25	(5,870,607)	$44.55	(4,875,122)	$38.30
Forfeited	(356,697)	$64.38	(226,866)	$52.02	(773,145)	$43.90

Outstanding at end of year	8,660,336	$55.47	10,553,914	$48.08	14,540,442	$44.86

Options exercisable at year-end	4,290,416	$46.45	5,320,775	$45.74	8,453,362	$46.95

Weighted-average fair value of options granted during the year (per share)	$14.51		$10.60		$9.97
The following table sets forth information about the weighted-average fair value of options granted to employees during each year using the Black-Scholes option-pricing model and the weighted-average assumptions used for such grants:

For the years ended December 31,	2013	2012	2011
Dividend yields	2.2%	2.4%	2.7%
Expected volatility	22.2%	22.4%	22.5%
Risk-free interest rates	1.4%	1.5%	2.8%
Expected lives in years	6.6	6.6	6.5

●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;
●	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the option; and
●	“Expected lives” means the period of time that options granted are expected to be outstanding based primarily on historical data.
The following table summarizes the intrinsic value of our stock options:

For the years ended December 31,	2013	2012	2011
In millions of dollars

Intrinsic value of options exercised	$135.4	$130.2	$81.3
The aggregate intrinsic value of options outstanding as of December 31, 2013 was $352.7 million. The aggregate intrinsic value of exercisable options as of December 31, 2013 was $213.4 million.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, there was $20.5 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP. We expect to recognize that cost over a weighted-average period of 2.4 years.
The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/13	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/13	Weighted- Average Exercise Price
$33.40 - $39.26	2,514,127	5.0	$37.19	2,000,140	$36.66
$39.57 - $60.10	2,503,703	5.1	$51.94	1,595,372	$52.14
$60.68 - $91.65	3,642,506	7.9	$70.51	694,904	$61.58

$33.40 - $91.65	8,660,336	6.3	$55.47	4,290,416	$46.45
Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award the full number of shares to the participants. For each PSU granted from 2011 through 2013, 50% of the target award was a market-based total shareholder return component and 50% of the target award was comprised of performance-based components. The performance scores for 2011 through 2013 grants of PSUs can range from 0% to 250% of the targeted amounts.
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
In 2013, 2012 and 2011, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded restricted stock units quarterly to non-employee directors.
We recognize the compensation cost associated with employee RSUs over a specified restriction period based on the grant date fair value or year-end market value of the stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs ratably over the vesting period.

For the years ended December 31,	2013	2012	2011
In millions of dollars

Compensation amount charged against income for performance and restricted stock units	$32.6	$31.2	$21.0
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the years ended December 31,	2013	2012	2011
Units granted	395,862	503,761	543,596
Weighted-average fair value at date of grant	$88.49	$64.99	$58.28
Monte Carlo simulation assumptions:
Estimated values	$55.49	$35.62	$37.79
Dividend yields	2.0%	2.5%	2.7%
Expected volatility	17.1%	20.0%	28.8%

●	“Estimated values” means the fair value for the market-based total shareholder return component of each performance stock unit at the date of grant using a Monte Carlo simulation model;
●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.
A summary of the status of our Company’s performance stock units and restricted stock units as of December 31, 2013 and the change during 2013 follows:

Performance Stock Units and Restricted Stock Units	2013	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,720,577	$56.71
Granted	395,862	$88.49
Performance assumption change	176,534	$84.27
Vested	(754,991)	$50.33
Forfeited	(126,583)	$71.80

Outstanding at end of year	1,411,399	$72.43
The table above excludes PSU awards for 29,596 units as of December 31, 2013 and 40,812 units as of December 31, 2012 for which the measurement date has not yet occurred for accounting purposes.
As of December 31, 2013, there was $39.1 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

For the years ended December 31,	2013	2012	2011
In millions of dollars

Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$62.6	$37.3	$36.6
The higher amount in 2013 was primarily due to the higher stock price at distribution in 2013 as compared with 2012 and 2011.
Deferred PSUs, deferred RSUs, deferred directors’ fees and accumulated dividend amounts totaled 608,457 units as of December 31, 2013.
We did not have any stock appreciation rights that were outstanding as of December 31, 2013.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with Wal-Mart Stores, Inc. and McLane Company, Inc. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers. As of December 31, 2013, McLane Company, Inc. accounted for approximately 17.3% of our total accounts receivable. Wal-Mart Stores, Inc. accounted for approximately 14.5% of our total accounts receivable as of December 31, 2013. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts Receivable-Trade, as shown on the Consolidated Balance Sheets, were net of allowances and anticipated discounts of $14.3 million as of December 31, 2013 and $15.2 million as of December 31, 2012.
Inventories
We value the majority of our inventories in the U.S. under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses are valued at the lower of first-in, first-out (“FIFO”) cost or market. Inventories include material, labor and overhead. LIFO cost of inventories valued using the LIFO method was $314.9 million as of December 31, 2013 and $331.7 million as of December 31, 2012. The net impact of LIFO acquisitions and liquidations during 2013 was not material. We stated inventories at amounts that did not exceed realizable values. Total inventories were as follows:

December 31,	2013	2012
In thousands of dollars
Raw materials	$226,978	$256,969
Goods in process	79,861	78,292
Finished goods	517,968	496,981
Inventories at FIFO	824,807	832,242
Adjustment to LIFO	(165,266)	(198,980)
Total inventories	$659,541	$633,262
Property, Plant and Equipment
The property, plant and equipment balance included construction in progress of $273.1 million as of December 31, 2013 and $217.5 million as of December 31, 2012. As of December 31, 2012, construction in progress included $41.1 million associated with payments made by Ferrero under an agreement for the construction of a warehouse and distribution facility of which the Company has been deemed to be the owner for accounting purposes. Major classes of property, plant and equipment were as follows:

December 31,	2013	2012
In thousands of dollars

Land	$96,334	$92,916
Buildings	956,890	878,527
Machinery and equipment	2,726,170	2,589,183

Property, plant and equipment, gross	3,779,394	3,560,626
Accumulated depreciation	(1,974,049)	(1,886,555)

Property, plant and equipment, net	$1,805,345	$1,674,071

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, we recorded accelerated depreciation of property, plant and equipment of $15.3 million associated with the Next Century program.
Goodwill and Other Intangible Assets
Goodwill and intangible assets were as follows:

December 31,	2013	2012
In thousands of dollars

Unamortized intangible assets:
Goodwill balance at beginning of year	$588,003	$516,745
Effect of foreign currency translation	(11,442)	3,284
Acquisitions	—	67,974

Goodwill balance at end of year	$576,561	$588,003

Trademarks with indefinite lives	$81,465	$81,465
Amortized intangible assets, gross:
Trademarks	64,436	68,490
Customer-related	72,094	74,790
Intangible asset associated with cooperative agreement with Bauducco	13,683	13,683
Patents	19,278	20,018
Effect of foreign currency translation	(9,256)	(6,470)

Total other intangible assets, gross	241,700	251,976
Accumulated amortization:
Trademarks	(5,190)	(2,250)
Customer-related	(26,853)	(22,990)
Intangible asset associated with cooperative agreement with Bauducco	(7,379)	(6,294)
Patents	(9,737)	(7,411)
Effect of foreign currency translation	2,703	1,682
Total accumulated amortization	(46,456)	(37,263)

Other intangibles	$195,244	$214,713
In January 2012, we acquired all of the outstanding stock of Brookside, a privately held confectionery company based in Abbotsford, British Columbia, Canada. For more information, see Note 2, Business Acquisitions.
Accumulated impairment losses associated with goodwill were $70.1 million as of December 31, 2013, and 2012. Accumulated impairment losses associated with trademarks were $46.7 million as of December 31, 2013, and 2012.
The useful lives of certain trademarks were determined to be indefinite and, therefore, we are not amortizing these assets. We amortize customer-related intangible assets over their estimated useful lives of approximately 15 years. We amortize trademarks with finite lives over their estimated useful lives of 25 years. We amortize patents over their remaining legal lives of approximately 5 years. Total amortization expense for other intangible assets was $10.8 million in 2013, $10.6 million in 2012 and $4.6 million in 2011.
Estimated annual amortization expense for other intangible assets over the next five years is as follows:

Annual Amortization Expense	2014	2015	2016	2017	2018
In thousands of dollars

Estimated amortization expense	$10,452	$9,916	$9,913	$9,245	$8,151

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued Liabilities
Accrued liabilities were as follows:

December 31,	2013	2012
In thousands of dollars

Payroll, compensation and benefits	$245,641	$236,598
Advertising and promotion	348,966	289,221
Other	105,115	125,087

Total accrued liabilities	$699,722	$650,906
Other Long-term Liabilities
Other long-term liabilities were as follows:

December 31,	2013	2012
In thousands of dollars

Post-retirement benefits liabilities	$245,460	$292,234
Pension benefits liabilities	50,842	240,215
Other	137,766	136,283

Total other long-term liabilities	$434,068	$668,732
19. SEGMENT INFORMATION
We operate as a single reportable segment in manufacturing, marketing, selling and distributing our products under more than 80 brand names. Our two operating segments comprise geographic regions including North America, including the United States and Canada, and International which includes Latin America, Asia, Europe, Africa and exports to these regions. We market our products in approximately 70 countries worldwide.
For segment reporting purposes, we aggregate the operations of North America and International to form one reportable segment. We base this aggregation on similar economic characteristics, products and services; production processes; types or classes of customers; distribution methods; and the similar nature of the regulatory environment in each location.
The percentage of total consolidated net sales for businesses outside of the United States was 16.6% for 2013, 16.2% for 2012 and 15.7% for 2011. The percentage of total consolidated assets outside of the United States as of December 31, 2013 was 19.4%, and 20.5% as of December 31, 2012.
Sales to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, exceeded 10% of total net sales in each of the last three years, totaling $1.8 billion in 2013, $1.5 billion in 2012 and $1.4 billion in 2011. McLane Company, Inc. is the primary distributor of our products to Wal-Mart Stores, Inc.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2013	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,827,426	$1,508,514	$1,853,886	$1,956,253
Gross profit	849,337	718,574	855,551	857,386
Net income	241,906	159,504	232,985	186,075
Class B Common Stock:
Net income per share—Basic	1.00	0.66	0.96	0.77
Net income per share—Diluted(a)	0.99	0.66	0.95	0.76
Dividends paid per share	0.38	0.38	0.435	0.435
Common Stock:
Net income per share—Basic	1.11	0.73	1.07	0.85
Net income per share—Diluted	1.06	0.70	1.03	0.82
Dividends paid per share	0.42	0.42	0.485	0.485
Market Price
High	87.53	91.25	97.69	100.90
Low	73.51	85.25	89.17	91.04

Year 2012	First	Second	Third	Fourth
In thousands of dollars except per share amounts

Net sales	$1,732,064	$1,414,444	$1,746,709	$1,751,035
Gross profit	743,396	618,521	742,757	755,208
Net income	198,651	135,685	176,716	149,879
Class B Common Stock:
Net income per share—Basic	0.82	0.56	0.73	0.62
Net income per share—Diluted	0.81	0.55	0.73	0.62
Dividends paid per share	0.344	0.344	0.344	0.380
Common Stock:
Net income per share—Basic(a)	0.91	0.62	0.80	0.69
Net income per share—Diluted	0.87	0.59	0.77	0.66
Dividends paid per share	0.38	0.38	0.38	0.42
Market Price
High	61.94	72.03	73.16	74.64
Low	59.49	59.81	70.09	68.85

(a)	Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.
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
Management's report on the Company's internal control over financial reporting appears on the following page. There has been no change during the most recent fiscal quarter in the Company’s internal control over financial reporting identified in connection with its evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (1992 edition). Based on this assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

John P. Bilbrey Chief Executive Officer	David W. Tacka Chief Financial Officer

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
Our Executive Officers as of February 7, 2014

Name	Age	Positions Held During the Last Five Years
Humberto P. Alfonso	56	President, International (May 2013); Executive Vice President, Chief Financial Officer and Chief Administrative Officer (September 2011); Senior Vice President, Chief Financial Officer (July 2007)
John P. Bilbrey	57	President and Chief Executive Officer (June 2011); Executive Vice President, Chief Operating Officer (November 2010); Senior Vice President, President Hershey North America (December 2007)
Michele G. Buck	52	President, North America (May 2013); Senior Vice President, Chief Growth Officer (September 2011); Senior Vice President, Global Chief Marketing Officer (December 2007)
Richard M. McConville	60	Vice President, Chief Accounting Officer (July 2012); Corporate Controller (June 2011); Director, International Controller, International Commercial Group (April 2007)
Terence L. O’Day	64	Senior Vice President, Chief Supply Chain Officer (May 2013); Senior Vice President, Global Operations (December 2008)
David W. Tacka	60	Senior Vice President, Chief Financial Officer (May 2013); Vice President, Special Projects (July 2012); Vice President, Chief Accounting Officer (February 2004)
Leslie M. Turner (1)	56	Senior Vice President, General Counsel and Secretary (July 2012)
Kevin R. Walling (2)	48	Senior Vice President, Chief Human Resources Officer (November 2011); Senior Vice President, Chief People Officer (June 2011)
D. Michael Wege	51
Senior Vice President, Chief Growth and Marketing Officer (May 2013); Senior Vice President, Chief Commercial Officer (September 2011); Senior Vice President, Chocolate Strategic Business Unit (December 2010);Vice President, U.S. Chocolate (April 2008)

Waheed Zaman (3)	53	Senior Vice President, Chief Corporate Strategy and Administrative Officer (August 2013); Senior Vice President, Chief Administrative Officer (April 2013)

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

(3)
Mr. Zaman was elected Senior Vice President, Chief Corporate Strategy and Administrative Officer effective August 6, 2013. Prior to joining our Company he was President and Chief Executive Officer of W&A Consulting (May 2012); Senior Vice President, Special Assignments of Chiquita Brands International (February 2012); Senior Vice President, Global Product Supply of Chiquita Brands International (October 2007).

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
(b) The following table provides information about all of the Company's equity compensation plans as of December 31, 2013:
Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)
Stock Options	8,535,735	$55.60
Performance Stock Units and Restricted Stock Units	1,411,399	N/A
Subtotal	9,947,134			16,088,632
Equity compensation plans not approved by security holders(2)
Stock Options	124,601	$46.44		—
Total	10,071,735	$55.47	(3)	16,088,632

(1)
Column (a) includes stock options, performance stock units and restricted stock units granted under the stockholder-approved EICP. Of the securities available for future issuances under the EICP in column (c), 9,929,709 are available for awards of stock options and 6,158,923 are available for full-value awards such as performance stock units, performance stock, restricted stock units, restricted stock and other stock-based awards. Securities available for future issuance of full-value awards may also be used for stock option awards. As of December 31, 2013, 29,596 performance stock units were excluded from the number of securities remaining available for issuance in column (c) because the measurement date had not yet occurred for accounting purposes. For more information, see Note 17, Stock Compensation Plans, of the Notes to Consolidated Financial Statements.

(2)
Column (a) includes 124,601 stock options outstanding that were granted under the Broad Based Stock Option Plan. In July 2004, we announced a worldwide stock option grant under the Broad Based Stock Option Plan, which provided over 13,000 eligible employees with a grant of 100 non-qualified stock options each. The stock options were granted at a price of $46.44 per share which equates to 100% of the fair market value of our Common Stock on the date of grant (determined as the closing price on the New York Stock Exchange on the trading day immediately preceding the date the stock options were granted) and vested on July 19, 2009. No additional awards may be made under the Broad Based Stock Option Plan or Directors' Compensation Plan.

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
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts (see Page 109) for our Company and its subsidiaries for the years ended December 31, 2013, 2012 and 2011 is filed as required by Item 15(c).
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
Item 15(a)(3): Exhibits
The following items are attached or incorporated by reference in response to Item 15(c):
Plans of acquisition, reorganization, arrangement, liquidation or succession

2.1
Share Purchase Agreement by and among Shanghai Golden Monkey Food Joint Stock Co., LTD. and Hershey Netherlands B.V., a wholly-owned subsidiary of the Company, as of December 18, 2013, is attached hereto and filed as Exhibit 2.1.

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

Instruments defining the rights of security holders, including indentures

4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 4.850% Notes due 2015

2) 5.450% Notes due 2016

3) 1.500% Notes due 2016

4) 4.125% Notes due 2020

5) 8.8% Debentures due 2021

6) 2.625% Notes due 2023

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

10.5
Five Year Credit Agreement dated as of October 14, 2011, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Bank of America, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A. and PNC Bank, National Association, as documentation agents, and Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc. and PNC Capital Markets LLC, as joint lead arrangers and joint book managers is incorporated by reference from Exhibit 10.1 to the Company's current Report on Form 8-K, filed October 20, 2011.

10.6
Amendment No. 1 to Credit Agreement dated as of November 12, 2013, among the Company, the banks, financial institutions and other institutional lenders who are parties to the Five Year Credit Agreement and Bank of America, N.A., as agent, is attached hereto and filed as Exhibit 10.6.

10.7
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

10.9
Supply Agreement for Monterrey, Mexico, between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 19, 2007.

Executive Compensation Plans and Management Contracts

10.10
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

10.12
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

10.14
Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

10.15
Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10.16
The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October  2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

10.17
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

10.20	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed June 16, 2011.

10.21
Executive Employment Agreement with John P. Bilbrey, dated as of August 7, 2012, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.

10.22	Form of Notice of Award of Performance Stock Units is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K, filed February 24, 2012.

10.23	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2005.

Broad Based Equity Compensation Plans

10.24	The Company’s Broad Based Stock Option Plan, as amended, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Other Exhibits

12.1	Computation of ratio of earnings to fixed charges statement

A computation of ratio of earnings to fixed charges for the fiscal years ended December 31, 2013, 2012, 2011, 2010 and 2009 is attached hereto and filed as Exhibit 12.1.

21.1	Subsidiaries of the Registrant

A list setting forth subsidiaries of the Company is attached hereto and filed as Exhibit 21.1.

23.1	Independent Auditors' Consent

The consent dated February 21, 2014 to the incorporation of reports of the Company’s Independent Auditors is attached hereto and filed as Exhibit 23.1.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2014.

THE HERSHEY COMPANY
(Registrant)

By:	/S/ DAVID W. TACKA
David W. Tacka
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN P. BILBREY	Chief Executive Officer and Director	February 21, 2014
(John P. Bilbrey)

/S/ DAVID W. TACKA	Chief Financial Officer	February 21, 2014
(David W. Tacka)

/S/ RICHARD M. MCCONVILLE	Chief Accounting Officer	February 21, 2014
(Richard M. McConville)

/S/ PAMELA M. ARWAY	Director	February 21, 2014
(Pamela M. Arway)

/S/ ROBERT F. CAVANAUGH	Director	February 21, 2014
(Robert F. Cavanaugh)

/S/ CHARLES A. DAVIS	Director	February 21, 2014
(Charles A. Davis)

/S/ MARY KAY HABEN	Director	February 21, 2014
(Mary Kay Haben)

/S/ ROBERT M. MALCOLM	Director	February 21, 2014
(Robert M. Malcolm)

/S/ JAMES M. MEAD	Director	February 21, 2014
(James M. Mead)

/S/ JAMES E. NEVELS	Director	February 21, 2014
(James E. Nevels)

/S/ ANTHONY J. PALMER	Director	February 21, 2014
(Anthony J. Palmer)

/S/ THOMAS J. RIDGE	Director	February 21, 2014
(Thomas J. Ridge)

/S/ DAVID L. SHEDLARZ	Director	February 21, 2014
(David L. Shedlarz)

Schedule II
THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

Year Ended December 31, 2013: Reserves deducted in the consolidated balance sheet from the assets to which they apply (a)
Accounts Receivable—Trade, Net	$10,435	$154,092	$—	$(154,283)	$10,244

Year Ended December 31, 2012: Reserves deducted in the consolidated balance sheet from the assets to which they apply (a)
Accounts Receivable—Trade, Net	$14,977	$134,972	$—	$(139,514)	$10,435

Year Ended December 31, 2011: Reserves deducted in the consolidated balance sheet from the assets to which they apply (a)
Accounts Receivable—Trade, Net	$15,190	$135,147	$—	$(135,360)	$14,977
(a) Includes allowances for doubtful accounts and anticipated discounts.

CERTIFICATION
I, John P. Bilbrey, certify that:

1.	I have reviewed this Annual Report on Form 10-K of The Hershey Company;

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

John P. Bilbrey Chief Executive Officer February 21, 2014

CERTIFICATION
I, David W. Tacka, certify that:

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

David W. Tacka Chief Financial Officer February 21, 2014