Form 10-Q
period 2014-03-30
HERSHEY CO
filed 2014-05-02
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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
Common Stock, $1 par value – 162,079,563 shares, as of April 18, 2014.
Class B Common Stock, $1 par value – 60,619,777 shares, as of April 18, 2014.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Net Sales	$1,871,813	$1,827,426
Costs and Expenses:
Cost of Sales	1,000,323	978,089
Selling, marketing and administrative	464,959	450,669
Business realignment and impairment charges, net	2,925	6,851
Total costs and expenses	1,468,207	1,435,609
Income before Interest and Income Taxes	403,606	391,817
Interest expense, net	21,285	23,633
Income before Income Taxes	382,321	368,184
Provision for income taxes	129,826	126,278
Net Income	$252,495	$241,906

Earnings Per Share - Basic - Class B Common Stock	$1.04	$1.00
Earnings Per Share - Diluted - Class B Common Stock	$1.03	$0.99
Earnings Per Share - Basic - Common Stock	$1.16	$1.11
Earnings Per Share - Diluted - Common Stock	$1.11	$1.06

Average Shares Outstanding - Basic - Common Stock	163,593	163,776
Average Shares Outstanding - Basic - Class B Common Stock	60,620	60,629
Average Shares Outstanding - Diluted	227,046	227,706

Cash Dividends Paid Per Share:
Common Stock	$.485	$.42
Class B Common Stock	$.435	$.38
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands of dollars)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Net Income	$252,495	$241,906

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(468)	123
Pension and post-retirement benefit plans	3,560	6,769
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	20,439	(1,773)
Reclassification adjustments	(9,239)	3,617
Total other comprehensive income, net of tax	14,292	8,736
Comprehensive Income	$266,787	$250,642
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

ASSETS	March 30, 2014	December 31, 2013
Current Assets:
Cash and cash equivalents	$1,006,096	$1,118,508
Accounts receivable - trade, net	620,493	477,912
Inventories	678,755	659,541
Deferred income taxes	46,610	52,511
Prepaid expenses and other	193,020	178,862
Total current assets	2,544,974	2,487,334
Property, Plant and Equipment, at cost	3,950,400	3,779,394
Less-accumulated depreciation and amortization	(2,041,077)	(1,974,049)
Net property, plant and equipment	1,909,323	1,805,345
Goodwill	572,288	576,561
Other Intangibles	189,537	195,244
Other Assets	212,724	293,004
Total assets	$5,428,846	$5,357,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$465,162	$461,514
Accrued liabilities	623,841	699,722
Accrued income taxes	172,460	79,911
Short-term debt	182,007	165,961
Current portion of long-term debt	975	914
Total current liabilities	1,444,445	1,408,022
Long-term Debt	1,793,500	1,795,142
Other Long-term Liabilities	424,814	434,068
Deferred Income Taxes	97,024	104,204
Total liabilities	3,759,783	3,741,436
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none in 2014 and 2013	—	—
Common Stock, shares issued: 299,281,967 in 2014 and 299,281,527 in 2013	299,281	299,281
Class B Common Stock, shares issued: 60,619,777 in 2014 and 60,620,217 in 2013	60,620	60,620
Additional paid-in capital	686,393	664,944
Retained earnings	5,601,471	5,454,286
Treasury-Common Stock shares at cost: 136,593,285 in 2014 and 136,007,023 in 2013	(4,890,021)	(4,707,730)
Accumulated other comprehensive loss	(152,275)	(166,567)
The Hershey Company stockholders’ equity	1,605,469	1,604,834
Noncontrolling interests in subsidiaries	63,594	11,218
Total stockholders' equity	1,669,063	1,616,052
Total liabilities and stockholders' equity	$5,428,846	$5,357,488
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Cash Flows Provided by Operating Activities
Net Income	$252,495	$241,906
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation and amortization	49,303	48,748
Stock-based compensation expense	12,955	12,454
Excess tax benefits from stock-based compensation	(38,962)	(28,088)
Deferred income taxes	(7,917)	(7,793)
Contributions to pension and other benefit plans	(6,691)	(6,114)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(140,912)	(55,210)
Inventories	31,614	(2,181)
Accounts payable	35,104	(6,497)
Other assets and liabilities	16,768	95,955
Net Cash Flows Provided by Operating Activities	203,757	293,180
Cash Flows Used in Investing Activities
Capital additions	(73,521)	(90,592)
Capitalized software additions	(5,986)	(3,119)
Proceeds from sales of property, plant and equipment	436	420
Business acquisitions, net of cash and cash equivalents acquired	10,035	—
Net Cash Flows Used in Investing Activities	(69,036)	(93,291)
Cash Flows Used in Financing Activities
Net increase (decrease) in short-term debt	8,146	(18,520)
Long-term borrowings	78	1,543
Repayment of long-term debt	(393)	(41)
Cash dividends paid	(105,310)	(91,604)
Exercise of stock options	79,977	85,043
Excess tax benefits from stock-based compensation	38,962	28,088
Contributions from noncontrolling interests	2,940	1,470
Repurchase of common stock	(271,533)	(204,044)
Net Cash Flows Used in Financing Activities	(247,133)	(198,065)
(Decrease) Increase in Cash and Cash Equivalents	(112,412)	1,824
Cash and Cash Equivalents, beginning of period	1,118,508	728,272
Cash and Cash Equivalents, end of period	$1,006,096	$730,096

Interest Paid	$29,054	$29,183
Income Taxes Paid	$16,054	$74
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION
The unaudited consolidated financial statements provided in this report include the accounts of The Hershey Company (the “Company,” “Hershey,” “we” or “us”) and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock and the noncontrolling shareholders do not have substantive participating rights, or we have significant control over an entity through contractual or economic interests in which we are the primary beneficiary.
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. Our significant interim accounting policies include the recognition of a pro-rata share of certain estimated annual amounts primarily for raw material purchase price variances, advertising expense, incentive compensation expenses and the effective income tax rate. We have included all adjustments (consisting only of normal recurring accruals) that we believe are considered necessary for a fair presentation.
Operating results for the quarter ended March 30, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
2.    BUSINESS ACQUISITION
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations are included in the consolidated financial statements from the respective dates of the acquisitions. The purchase price for business acquisitions is allocated to the assets acquired and liabilities assumed.
In March 2014, we acquired an additional 5.9% interest in Lotte Shanghai Food Company (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners. For this additional interest, we paid $5.6 million in cash, increasing our ownership from 44.1% to 50%. At the same time, we also amended the LSFC shareholders' agreement resulting in our operational control over the venture. With the additional operational control, we have reassessed our involvement with LSFC and concluded that we now have a controlling financial interest. Therefore, we have consolidated the venture as of the March 2014 acquisition date. We had previously accounted for our investment in LSFC using the equity method.
Total consideration transferred was approximately $97.9 million, including the $5.6 million cash consideration paid, the estimated fair value of our previously held equity interest of $43.3 million and the estimated fair value of the remaining noncontrolling interest in LSFC of $49.1 million, which fair values were determined using a market-based approach. The preliminary estimate of the fair value of the LSFC assets acquired and liabilities assumed on the acquisition date was $98.2 million, including fixed assets of $106.3 million, short-term debt obligations of $13.3 million and other net assets of $5.2 million. The purchase price allocation is preliminary, subject to refinement of the fair value of the fixed assets and the tax basis of acquired assets and liabilities. We expect to finalize the purchase price allocation by the end of 2014.
We recognized a gain of approximately $4.0 million in connection with this transaction, primarily related to the remeasurement of the fair value of our equity interest immediately before the business combination. The gain is included in selling, marketing and administrative within our consolidated statement of income. Additionally, cash acquired in the transaction exceeded the $5.6 million paid for the controlling interest by $10.0 million, resulting in a positive cash impact from the acquisition as presented in the consolidated statement of cash flows.

3.    NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in subsidiaries totaled $63.6 million as of March 30, 2014 and $11.2 million as of December 31, 2013, with the increase primarily reflecting the 50% noncontrolling interest resulting from our March 2014 acquisition of LSFC, as discussed in Note 2.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. During the first quarter of 2014 and 2013, we contributed cash of $3.1 million and $1.5 million, respectively, to Hershey do Brasil. Bauducco contributed $2.9 million and $1.5 million in each of these respective time periods.
The share of losses pertaining to the noncontrolling interests in subsidiaries was $0.2 million for the three months ended March 30, 2014 and $1.1 million for the three months ended March 31, 2013. These amounts are reflected in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	For the Three Months Ended
In millions of dollars	March 30, 2014	March 31, 2013
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”)	$13.0	$12.5
Total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation	$4.4	$4.3
Stock Options
A summary of the status of our stock options as of March 30, 2014 and the change during 2014 is presented below:

	For the Three Months Ended March 30, 2014
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	8,660,336	$55.47	6.3 years
Granted	1,358,370	$105.96
Exercised	(1,612,484)	$48.99
Forfeited	(34,430)	$67.66
Outstanding as of March 30, 2014	8,371,792	$64.85	6.8 years
Options exercisable as of March 30, 2014	4,458,119	$49.81	5.2 years

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Weighted-average fair value of options granted (per share)	$21.52	$14.40
Intrinsic value of options exercised (in millions of dollars)	$88.8	$69.1
We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Dividend yields	2.0%	2.2%
Expected volatility	22.3%	22.2%
Risk-free interest rates	2.1%	1.4%
Expected lives in years	6.7	6.6

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 30, 2014, the aggregate intrinsic value of options outstanding was $340.8 million and the aggregate intrinsic value of options exercisable was $248.2 million.
As of March 30, 2014, there was $44.6 million of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of March 30, 2014 and the change during 2014 is presented below:

Performance Stock Units and Restricted Stock Units	For the Three Months Ended March 30, 2014	Weighted-average grant date fair value for equity awards or market value for liability awards
Outstanding at beginning of year	1,411,399	$72.43
Granted	292,896	$117.30
Performance assumption change	52,386	$73.34
Vested	(498,477)	$62.63
Forfeited	(10,186)	$80.06
Outstanding as of March 30, 2014	1,248,018	$92.35
The table above excludes PSU awards for 29,596 units as of December 31, 2013 and 26,873 units as of March 30, 2014 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted during the quarter for potential future distribution to employees and directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Units granted	292,896	337,797
Weighted-average fair value at date of grant	$117.30	$87.70
Monte Carlo simulation assumptions:
Estimated values	$80.95	$55.49
Dividend yields	1.8%	2.0%
Expected volatility	15.5%	17.1%
As of March 30, 2014, there was $64.7 million of unrecognized compensation cost relating to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.3 years.

	For the Three Months Ended
	March 30, 2014	March 31, 2013
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested (in millions of dollars)	$52.8	$53.6
Deferred performance stock units, deferred restricted stock units and deferred stock units representing directors’ fees totaled 532,377 units as of March 30, 2014. Each unit is equivalent to one share of the Company’s Common Stock.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.    BUSINESS REALIGNMENT
In June 2010, we announced Project Next Century (the “Next Century program”) as part of our ongoing efforts to create an advantaged supply chain and competitive cost structure. As part of the Next Century program, production transitioned from the Company's century-old facility at 19 East Chocolate Avenue in Hershey, Pennsylvania, to an expanded West Hershey facility, which was built in 1992.
We estimate that the Next Century program will result in total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million. Project-to-date costs totaled $193.4 million through March 30, 2014.
Business realignment charges recorded during the three months ended March 30, 2014 and March 31, 2013 were as follows:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
In thousands of dollars
Cost of sales – Next Century program	$101	$127
Selling, marketing and administrative – Next Century program	—	6
Business realignment charges, net
Next Century program
Plant closure expenses	2,925	6,851
Total business realignment charges, net	2,925	6,851
Total business realignment charges	$3,026	$6,984
The majority of the charges incurred in both the first quarter of 2014 and 2013 related to ongoing costs under the Next Century program associated with the demolition of a former manufacturing facility.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of the Common Stock and the Class B Common Stock outstanding as follows:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
In thousands except per share amounts
Net income	$252,495	$241,906
Weighted-average shares - Basic
Common Stock	163,593	163,776
Class B Common Stock	60,620	60,629
Total weighted-average shares - Basic	224,213	224,405
Effect of dilutive securities:
Employee stock options	2,337	2,584
Performance and restricted stock units	496	717
Weighted-average shares - Diluted	227,046	227,706
Earnings Per Share - Basic
Class B Common Stock	$1.04	$1.00
Common Stock	$1.16	$1.11
Earnings Per Share - Diluted
Class B Common Stock	$1.03	$0.99
Common Stock	$1.11	$1.06
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	For the Three Months Ended
	March 30, 2014	March 31, 2013
In millions
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	1.4	1.8
7.    FINANCIAL INSTRUMENTS AND FAIR VALUE
We are exposed to market risks arising principally from changes in foreign currency exchange rates, interest rates and commodity prices. We use certain derivative instruments to manage these risks. These include interest rate swaps to manage interest rate risk, foreign currency forward exchange contracts and options to manage foreign currency exchange rate risk, and commodities futures and options contracts to manage commodity market price risk exposures.
We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in the income statement. We do not hold or issue derivative instruments for trading or speculative purposes and are not a party to any instruments with leverage or prepayment features.
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
Commodity Price Risk

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3 to 24 month periods. The majority of our commodity derivative instruments meet hedge accounting requirements and are designated as cash flow hedges. We account for the effective portion of mark-to-market gains and losses in other comprehensive income, to be recognized in cost of sales in the same period that we record the hedged raw material requirements in cost of sales. The ineffective portion of gains and losses is recorded currently in cost of sales.
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Swiss franc, Chinese renminbi, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or undesignated. The notional amount of foreign exchange contracts accounted for as cash flow hedges was $146.6 million at March 30, 2014 and $158.4 million at December 31, 2013. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $387.4 million at March 30, 2014 and $2.8 million at December 31, 2013. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements, which are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments outstanding was $250.0 million at March 30, 2014 and December 31, 2013.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. In the first quarter of 2014, we entered into equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at March 30, 2014 was $23.4 million.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivative Instruments
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Balance Sheet Caption	March 30, 2014	December 31, 2013
In thousands of dollars

Derivative Assets
Derivatives designated as hedges:
Commodities futures and options (1)	Prepaid expenses and other current assets	$3,824	$4,306
Foreign exchange contracts (2)	Prepaid expenses and other current assets	2,919	2,227
Foreign exchange contracts (2)	Other long-term assets	893	586
Interest rate swap agreements (3)	Other long-term assets	14,097	22,745
Total derivatives designated as hedges		$21,733	$29,864

Derivatives not designated as hedges:
Deferred compensation derivatives (4)	Prepaid expenses and other current assets	$69	$—
Foreign exchange contracts (2)	Other long-term assets	324	166
Total derivatives not designated as hedges		$393	$166

Derivative Liabilities
Derivatives designated as hedges:
Commodities futures and options (1)	Accrued liabilities	$—	$129
Total derivatives designated as hedges		$—	$129

Derivatives not designated as hedges:
Foreign exchange contracts (2)	Accrued liabilities	$10,435	$—
Foreign exchange contracts (2)	Other long-term liabilities	357	198
Total derivatives not designated as hedges		$10,792	$198

(1)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of March 30, 2014, prepaid expenses and other current assets reflects the net of assets of $34.4 million and accrued liabilities of $30.6 million associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected net in accrued liabilities at December 31, 2013 were assets of $23.8 million and accrued liabilities of $23.9 million. At December 31, 2013, the amount reflected in prepaid expenses and other current assets related to the fair value of options contracts.

(2)
The fair value of foreign currency forward exchange contracts is the difference between the contract and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. These contracts are classified as Level 2 within the fair value hierarchy.

(3)
The fair value of the interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Such contracts are categorized as Level 2 within the fair value hierarchy.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4)
The fair value of the deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index and is, therefore, categorized as Level 2 within the fair value hierarchy.

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 30, 2014 and December 31, 2013 because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,794.5 million as of March 30, 2014, compared with a fair value of $1,967.8 million. The estimated fair value of long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy.

The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 30, 2014 and March 31, 2013 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (a)		Gains (losses) recognized in income (ineffective portion) (b)

In thousands of dollars	2014	2013	2014	2013	2014	2013	2014	2013

Commodities futures and options	$2,339	$—	$39,955	$(9,320)	$15,900	$(5,800)	$(412)	$388
Foreign exchange contracts (c)	(10,468)	—	1,136	(1,507)	143	869	—	—
Interest rate swap agreements	—	—	(8,648)	7,733	(1,127)	(912)	—	(428)
Deferred compensation derivatives	69	—	—	—	—	—	—	—
Total	$(8,060)	$—	$32,443	$(3,094)	$14,916	$(5,843)	$(412)	$(40)

(a)
Gains (losses) reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and for foreign exchange forward contracts and options designated as hedges of purchases of inventory or other productive assets. Other gains and losses for foreign exchange forward contracts were included in selling, marketing and administrative expenses. Gains (losses) reclassified from accumulated OCI into income for interest rate swap agreements were included in interest expense.

(b)	Gains (losses) recognized in income were included in cost of sales for commodities futures and options contracts and in interest expense for interest rate swap agreements.

(c)
For the quarter ended March 30, 2014, we realized losses from non-designated foreign currency forward exchange contracts used to cap the anticipated acquisition price of Shanghai Golden Monkey as denominated in U.S. dollars.

All gains (losses) related to the ineffective portion of the hedging relationship were recognized in earnings. We recognized no components of gains and losses on cash flow hedging derivatives in income due to excluding such components from the hedge effectiveness assessment.
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign currency forward exchange contracts, and commodities futures and options contracts, expected to be reclassified into income in the next twelve months was approximately $33.3 million after tax as of March 30, 2014. This amount was primarily associated with commodities futures and options contracts.
8.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	For the Three Months Ended
	March 30, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$252,495

Other comprehensive income:
Foreign currency translation adjustments	$(468)	$—	(468)
Pension and post-retirement benefit plans (a)	5,710	(2,150)	3,560
Cash flow hedges:
Gains on cash flow hedging derivatives	32,443	(12,004)	20,439
Reclassification adjustments (b)	(14,916)	5,677	(9,239)

Total other comprehensive income	$22,769	$(8,477)	14,292

Comprehensive income			$266,787

	For the Three Months Ended
	March 31, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
In thousands of dollars
Net income			$241,906

Other comprehensive income:
Foreign currency translation adjustments	$123	$—	123
Pension and post-retirement benefit plans (a)	10,803	(4,034)	6,769
Cash flow hedges:
Losses on cash flow hedging derivatives	(3,094)	1,321	(1,773)
Reclassification adjustments (b)	5,843	(2,226)	3,617

Total other comprehensive income	$13,675	$(4,939)	8,736

Comprehensive income			$250,642

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 12. Pension and Other Post-Retirement Benefit Plans.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 7. Financial Instruments and Fair Value.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	March 30, 2014	December 31, 2013
In thousands of dollars
Foreign currency translation adjustments	$(17,298)	$(16,830)
Pension and post-retirement benefit plans, net of tax	(196,074)	(199,634)
Cash flow hedges, net of tax	61,097	49,897
Total accumulated other comprehensive loss	$(152,275)	$(166,567)
9.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	March 30, 2014	December 31, 2013
In thousands of dollars
Raw materials	$225,319	$226,978
Goods in process	92,795	79,861
Finished goods	525,106	517,968
Inventories at FIFO	843,220	824,807
Adjustment to LIFO	(164,465)	(165,266)
Total inventories	$678,755	$659,541
The increase in goods in process inventories as of March 30, 2014 was principally the result of higher levels of cocoa products needed to support manufacturing requirements. Finished goods inventories were higher as of March 30, 2014 primarily due to increases to support anticipated sales levels of everyday items.
10.    DEBT AND FINANCING ARRANGEMENTS
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which expires in November 2018. The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of March 30, 2014, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K.
In May 2012, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission that registered an indeterminate amount of debt securities. In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250.0 million of 2.625% Notes due in 2023 under this Registration Statement.
Interest Expense
Net interest expense consisted of the following:

	For the Three Months Ended
	March 30, 2014	March 31, 2013
In thousands of dollars
Interest expense	$23,314	$24,658
Interest income	(946)	(708)
Capitalized interest	(1,083)	(317)
Interest expense, net	$21,285	$23,633

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.    INCOME TAXES
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
We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. During the third quarter of 2013, the CRA notified us that it will be conducting an audit of our Canadian income tax returns for 2010 through 2012, and we expect the audit to commence in the second quarter of 2014. During the fourth quarter of 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. As of March 30, 2014, we recorded accrued income taxes, interest and penalties of approximately $74.3 million related to the proposed adjustments. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada Competent Authority of the likely need for their assistance to resolve the proposed adjustments. Accordingly, as of March 30, 2014, we recorded a non-current receivable of approximately $66.7 million associated with the anticipated resolution of the proposed adjustments by the Competent Authority of each country.
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
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $75.3 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
12.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	For the Three Months Ended		For the Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
In thousands of dollars
Service cost	$6,885	$7,968	$177	$289
Interest cost	12,225	11,074	2,890	2,785
Expected return on plan assets	(18,586)	(18,384)	—	—
Amortization of prior service cost	(167)	106	154	155
Recognized net actuarial loss (gain)	5,738	10,158	(26)	(5)
Administrative expenses	177	112	10	14
Net periodic benefit cost	$6,272	$11,034	$3,205	$3,238
We made contributions of $1.6 million and $5.1 million to the pension plans and other benefits plans, respectively, during the first quarter of 2014. In the first quarter of 2013, we made contributions of $0.4 million and $5.7 million to our pension plans and other benefits plans, respectively. The contributions in 2014 and 2013 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.    TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	For the Three Months Ended March 30, 2014
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	2,599,855	271,533
Total share repurchases	2,599,855	271,533
Shares issued for stock options and incentive compensation	(2,013,593)	(89,242)
Net change	586,262	$182,291
As of March 30, 2014, $125.1 million remained available for repurchases of our Common Stock under the $250 million share repurchase program approved by our Board of Directors in April 2011. In February 2014, our Board of Directors approved an additional $250 million share repurchase authorization to repurchase shares of our Common Stock. Purchases under the new authorization will commence after the current program is completed. Hershey is authorized to purchase its outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of the Common Stock will be held as treasury shares. Similar to prior programs, approved share repurchase authorizations are in addition to Hershey’s practice of buying back shares sufficient to offset those issued under incentive compensation plans.
14.    CONTINGENCIES
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
Subsequently, 13 civil lawsuits were filed in Canada and 91 civil lawsuits were filed in the United States against the Company. The lawsuits were instituted on behalf of direct purchasers of our products as well as indirect purchasers that purchase our products for use or for resale. Several other chocolate and confectionery companies were named as defendants in these lawsuits as they also were the subject of investigations and/or inquiries by the government entities referenced above. The cases sought recovery for losses suffered as a result of alleged conspiracies in restraint of trade in connection with the pricing practices of the defendants.
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
With regard to the U.S. lawsuits, the Judicial Panel on Multidistrict Litigation assigned the cases to the U.S. District Court for the Middle District of Pennsylvania (the “District Court”). Plaintiffs sought actual and treble damages against the Company and other defendants based on an alleged overcharge for certain, or in some cases all, chocolate products sold in the U.S. between December 2002 and December 2007, and certain plaintiff groups alleged damages that extended beyond the alleged conspiracy period. The lawsuits had been proceeding on different scheduling tracks for different groups of plaintiffs.
On February 26, 2014, the District Court granted summary judgment to the Company in the cases brought by the direct purchaser plaintiffs that had not sought class certification as well as those that had been certified as a class. The direct purchaser plaintiffs must file any notice of appeal by May 19, 2014.
The remaining plaintiff groups - the putative class plaintiffs that purchased product indirectly for resale, the putative class plaintiffs that purchased product indirectly for use, and direct purchaser Associated Wholesale Grocers, Inc. - dismissed

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

their cases with prejudice, subject to reinstatement if the United States Court of Appeals for the Third Circuit were to reverse the District Court’s summary judgment decision. The District Court entered judgment closing the case on April 17, 2014.
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
15.    RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11–Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2013-11”). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a significant impact on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview and Outlook
This outlook section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2013 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
For the first quarter of 2014, our revenue increased 2.4% and our net income was up 4.4% as compared to the same period of 2013. The quarter's results reflect a moderated pace of growth relative to recent quarters, given a challenging 2013 first quarter comparable with U.S. Brookside distribution gains, the timing of our more meaningful innovation later this year, softness in the Latin America markets, and unfavorable foreign currency impacts. Our gross margin increased 10 basis points in the first three months of 2014 on higher sales volume and productivity improvements, which were largely offset by higher commodity and other supply chain input costs. Our first quarter earnings before interest and taxes (“EBIT”) increased by 3%, while EBIT margin improved by 20 basis, reflecting lower spending on advertising and related consumer marketing. The combination of these factors drove an increase in reported net income of 4.4% and growth of 4.7% in reported earnings per share-diluted.
We continue to expect 2014 net sales growth of 5% to 7%, including the impact of foreign currency exchange rates. Net sales are expected to accelerate over the remainder of the year driven by core brands and innovation, coupled with the necessary amount of advertising and related consumer marketing. We expect new products to provide a meaningful contribution over the remainder of the year, with the U.S. introduction of York Minis and Hershey's Spreads instant consumable items to be launched in late May and Ice Breakers Cool Blasts Chews and Brookside Crunchy Clusters to ship in the third quarter. In key international markets, we will continue to build on Hershey's chocolate and Hershey's Kisses momentum and will begin a broader roll-out of Reese's Peanut Butter Cups in the second half of the year.
We continue to have good visibility into our full-year cost structure and we expect gross margin to increase in 2014 driven by productivity, cost savings initiatives and sales mix; however, the continued volatility in the commodity markets, most notably in dairy, will put downward pressure on our margins. Therefore, we now expect 2014 full-year gross margin on a reported basis to increase around 30 basis points and we now expect expansion of adjusted gross margin of around 20 basis points, after excluding an expected benefit of approximately $3.0 million of non-service related pension income in 2014 and actual charges of $6.1 million that were included in cost of sales in 2013, primarily related to non-service pension expense.
As noted above, our advertising and related consumer marketing support declined approximately 3% during the quarter, but is expected to increase mid single-digits on a percentage basis versus last year, which is slightly less than our previous estimate. This change does not impact advertising spending on core brands, but instead reflects decisions of a return-on-investment analysis on non-scale brands and reductions in non-media consumer spending. For the full year, we expect selling, marketing and administrative expenses, excluding advertising and related consumer marketing, to increase in 2014, building on the investments in go-to-market capabilities established over the last few years as well as consumer knowledge-based projects related to the Insights Driven Performance initiatives.
As a result, we anticipate that earnings per share-diluted as reported in accordance with GAAP will increase 12% to 13% in 2014 compared with 2013. We continue to anticipate adjusted earnings per share-diluted growth for the full year to be in the 9% to 11% percent range, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below. This excludes estimated operating results for Shanghai Golden Monkey. Completion of the acquisition is expected to occur in the second quarter of 2014, subject to necessary government and regulatory approvals and satisfaction of other conditions. Upon completion, and excluding integration and transition costs, we expect the acquisition to be slightly accretive on an adjusted basis in 2014.
NOTE: In the outlook section above, the Company has provided income measures excluding certain items. These non-GAAP financial measures are used in evaluating results of operations for internal purposes. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, the Company believes exclusion of such items provides additional information to investors to facilitate the comparison of past and present operations.
In 2013, the Company recorded pre-tax acquisition closing and integration costs of $4.1 million, or $0.03 per share-diluted, related primarily to the Shanghai Golden Monkey acquisition. In 2013, the Company recorded charges of

$19.0 million, or $0.05 per share-diluted, attributable to the Next Century program and $10.9 million, or $0.03 per share-diluted, of non-service related pension expense.
In 2014, the Company expects to record charges of approximately $18 million to $20 million, or $0.05 to $0.06 per share-diluted, principally related to acquisition and transaction costs for the Shanghai Golden Monkey acquisition. Charges attributable to the Next Century program are expected to be $0.01 to $0.02 per share-diluted, while non-service related pension income is expected to be a benefit of $0.01 to $0.02 per share-diluted.
Below is a reconciliation of full-year 2013 and projected 2014 earnings per share-diluted as reported in accordance with GAAP to non-GAAP 2013 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2014:

	2013	2014 (Projected)
Reported EPS-Diluted	$3.61	$3.99 - $4.08
Acquisition closing and integration charges	0.03	0.05 - 0.06
Business realignment charges	0.05	0.01 - 0.02
Non-service related pension expense (income)	0.03	(0.01) to (0.02)
Adjusted EPS-Diluted	$3.72	$4.05 - $4.13
SUMMARY OF OPERATING RESULTS

	For the Three Months Ended
	March 30, 2014	March 31, 2013	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,871.8	$1,827.4	2.4%
Cost of Sales	1,000.3	978.1	2.3
Gross Profit	871.5	849.3	2.6
Gross Margin	46.6%	46.5%
Selling, Marketing & Administrative (“SM&A”) Expense	465.0	450.7	3.2
SM&A Expense as a percent of sales	24.8%	24.7%
Business Realignment and Impairment Charges, net	2.9	6.8	(57.4)
EBIT	403.6	391.8	3.0
EBIT Margin	21.6%	21.4%
Interest Expense, net	21.3	23.6	(9.8)
Provision for Income Taxes	129.8	126.3	2.8
Effective Income Tax Rate	34.0%	34.3%
Net Income	$252.5	$241.9	4.4
Net Income Per Share-Diluted	$1.11	$1.06	4.7

Results of Operations - First Quarter 2014 vs. First Quarter 2013
Net Sales
Net sales increased 2.4% in the first quarter of 2014 over the comparable period of 2013, up 3.3% on higher volume, offset in part by (0.8)% unfavorable impacts from foreign currency and (0.1)% unfavorable price realization. The sales volume increase was primarily associated with incremental sales of new products in the United States and our key international markets. New products contributing most significantly to our year-over-year increase included Kit Kat Minis, Hershey Spreads, and Lancaster Creme Caramels. Net sales outside of the United States and Canada decreased by 2.4% due to unfavorable foreign exchange impacts and unfavorable net price realization, which more than offset modest volume increases. Sales in China and India increased during the quarter; however, this was offset by net sales declines in Latin America, which were impacted by the timing of Easter, macroeconomic challenges, new tax legislation in Mexico on certain food products and volume elasticity in Brazil due to a price increase.
Key Marketplace Metrics
For the twelve-week period ending March 22, 2014, consumer takeaway decreased 3.0% compared with the same period of 2013. Market share in measured channels decreased by 0.1 share points in the twelve-week period ending March 22, 2014 compared with the same period of 2013. These measures are influenced by the timing of the Easter holiday, which occurred later in 2014 than in 2013, shifting takeaway out of the first quarter. Excluding the impact of Easter seasonal activity in both the 2014 and 2013 periods, our retail takeaway was up slightly. Consumer takeaway and the change in market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 2.3% in the first quarter of 2014. Higher commodity and other input costs, higher costs associated with sales volume increases, and unfavorable sales mix increased total cost of sales by approximately 3.8%. These increases were offset in part by supply chain productivity and lower pension costs, which together lowered cost of sales by 1.5%.
Gross margin increased by 10 basis points in the first quarter of 2014 compared to the same period of 2013. Supply chain productivity improvements and operating leverage together improved gross margin by 90 basis points. These improvements were mostly offset by higher commodity and other input costs, supply chain cost inflation, unfavorable sales mix and obsolescence costs, which together reduced gross margin by approximately 80 basis points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 3.2% in the first quarter of 2014. Advertising, consumer promotions and other marketing expenses decreased 3.4% during the quarter. However, excluding these advertising, consumer promotions and other marketing costs, selling and administrative expenses increased 7.6% primarily reflecting higher employee-related expenses and transaction costs associated with the anticipated acquisition of Shanghai Golden Monkey, including $13.0 million relating to our strategy to cap the acquisition price as denominated in U.S. dollars. These costs were partially offset by the $4.0 million gain recorded on the LSFC acquisition.
Business Realignment Charges
In the first quarter of 2014 and 2013, we recorded business realignment charges of $2.9 million and $6.8 million, respectively, primarily related to costs for the demolition of a former manufacturing facility, as part of the Next Century program.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased 3.0% in the first quarter of 2014 compared with the first quarter of 2013 due to higher gross profit and lower business realignment charges, partially offset by higher selling, marketing and administrative expenses.
EBIT margin increased 20 basis points to 21.6% for the first quarter of 2014 from 21.4% for the first quarter of 2013, due to the increase in gross margin and lower business realignment charges as a percent of sales, partially offset by higher selling, marketing and administrative expenses as a percent of sales.

Interest Expense, Net
Net interest expense was lower in the first quarter of 2014 than the comparable period of 2013 due to lower interest expense and an increase in capitalized interest. The lower interest expense was primarily associated with a lower interest rate on a portion of our long-term debt refinanced in the second quarter of 2013.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.0% for the first quarter of 2014 compared with 34.3% for the first quarter of 2013. The lower effective income tax rate resulted primarily from higher tax benefits associated with acquisition related costs as well as effectively settled U.S. audit issues, partially offset by unfavorable shifts of taxable income to higher tax jurisdictions and proposed audit assessments.
Net Income and Net Income Per Share
Earnings per share-diluted in the first quarter of 2014 increased $0.05, or 4.7%, compared with the first quarter of 2013. Net income was reduced by $1.9 million, or $0.01 per share-diluted, in the first quarter of 2014, and was reduced by $4.3 million, or $0.02 per share-diluted, in the first quarter of 2013 as a result of business realignment charges. Net income was reduced by $6.0 million, or $0.03 per share-diluted, in the first quarter of 2014 due to transaction costs associated with the Shanghai Golden Monkey acquisition, partially offset by the gain on the LSFC acquisition. Net income was reduced by $0.5 million in the first quarter of 2013 (with no impact on earnings per share-diluted) due to acquisition transaction and integration costs. Net income was increased by $0.5 million in the first quarter of 2014 as a result of non-service related pension income with no impact on earnings per share-diluted and was reduced by $1.8 million, or $0.01 per share-diluted, in the first quarter of 2013 as result of non-service related pension expense. Excluding the impact of these business realignment charges, business acquisition-related costs and non-service related pension income and expense, earnings per share-diluted increased $0.06 per share, or 5.5%, in 2014 compared with 2013, with the increase driven by higher EBIT margin and lower net interest expense, as noted above.
Liquidity and Capital Resources
Historically, our primary source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, are generally met by utilizing cash on hand and issuing commercial paper. Commercial paper may also be issued, from time to time, to finance ongoing business transactions, such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. At March 30, 2014, we had no commercial paper borrowings, and our cash and cash equivalents totaled $1.0 billion, the majority of which was held in the United States.
We generated net cash from operating activities of $203.8 million in the first quarter of 2014, $89.4 million less than was generated in the same period of 2013. The decrease in cash generated year-over-year was primarily driven by the following factors, partly offset by higher net income of $10.6 million in the 2014 period:
•An increase in cash used by working capital of $10.3 million, largely influenced by the later timing of Easter in 2014 with higher sales generated later in the quarter, driving a higher accounts receivable balance at quarter-end. This was offset in part by lower ingredient inventory levels due largely to timing of deliveries and higher accounts payable for commodities and manufacturing related purchases.
•A $79.2 million reduction in cash generated by our other assets and liabilities, including other current and non-current items. This decrease is primarily due to a $41.7 million reduction in accrued liabilities associated with selling and marketing programs and higher income tax payments. We paid income taxes of $16.1 million during the first quarter of 2014 versus $0.1 million for the comparable period of 2013, with the increase related primarily to the timing of foreign income tax payments in 2014 compared with 2013 and the receipt of a tax refund in 2013.
We used net cash in investing activities of $69.0 million in the first quarter of 2014, $24.3 million less than we used in the same period of 2013, with the decline due mainly to lower capital spending in the 2014 period. We also received net cash of $10.0 million relating to the LSCF acquisition, as described in Note 2. Business Acquisition, whereby cash acquired in the transaction exceeded the $5.6 million paid for the controlling interest.

We used net cash in financing activities of $247.1 million in the first quarter of 2014, which was $49.1 million more than we used in the same period of 2013, with the increase due in large part to higher cash dividend payments and share repurchases made at higher average market prices.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-11–Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) (“ASU No. 2013-11”). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a significant impact on our consolidated financial statements.

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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or our supply chain could impair our ability to produce or deliver our finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic, and/or financial market conditions could negatively impact our financial results;

•	International operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•
Future developments related to civil antitrust lawsuits and the possible investigation by government regulators of alleged pricing practices by members of the confectionery industry in the United States could negatively impact our reputation and our operating results; and

•	Such other matters as discussed in our 2013 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was $7.3 million as of March 30, 2014 and $8.0 million as of December 31, 2013. The potential net loss in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of ten percent was $50.9 million as of March 30, 2014 and $12.9 million as of December 31, 2013. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased to $18.8 million as of March 30, 2014 from $10.6 million as of December 31, 2013. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period presented.
Other than as described above, market risks have not changed significantly from those described in our 2013 Annual Report on Form 10-K.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q. There has been no change during the most recent fiscal quarter in our internal control over financial reporting identified in connection with the evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Information on legal proceedings is included in Note 14. Contingencies in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements.
Item 1A - Risk Factors
Risk Factors as of March 30, 2014 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 26, 2014	—	—	—	$125,100

January 27 through February 23, 2014	1,146,692	$101.29	—	$375,100

February 24 through March 30, 2014	1,453,163	$106.93	—	$375,100

Total	2,599,855	$104.44	—

(1)
All of the shares of Common Stock purchased during the three months ended March 30, 2014 were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans, and none of the shares were purchased under the share repurchase programs approved by our Board of Directors.

(2)
In April 2011, our Board of Directors approved a $250 million share repurchase program. As of March 30, 2014, $125.1 million remained available for repurchases of our Common Stock under this program. In February 2014, our Board of Directors approved an additional $250 million share repurchase authorization. Purchases under the new authorization will commence after the current program is completed. Neither of the share repurchase programs approved by our Board of Directors has an expiration date.

Item 6 - Exhibits
See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: May 2, 2014	/s/ David W. Tacka
David W. Tacka
Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2014	/s/ Richard M. McConville
Richard M. McConville
Chief Accounting Officer
(Principal Accounting Officer)

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