Form 10-Q
period 2014-06-29
HERSHEY CO
filed 2014-08-01
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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
Common Stock, $1 par value – 161,208,879 shares, as of July 18, 2014.
Class B Common Stock, $1 par value – 60,619,777 shares, as of July 18, 2014.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net Sales	$1,578,350	$1,508,514	$3,450,163	$3,335,940
Costs and Expenses:
Cost of sales	860,876	789,940	1,861,199	1,768,029
Selling, marketing and administrative	438,763	446,070	903,722	896,739
Business realignment charges, net	1,247	3,587	4,172	10,438
Total costs and expenses	1,300,886	1,239,597	2,769,093	2,675,206
Income before Interest and Income Taxes	277,464	268,917	681,070	660,734
Interest expense, net	20,734	21,094	42,019	44,727
Income before Income Taxes	256,730	247,823	639,051	616,007
Provision for income taxes	88,562	88,319	218,388	214,597
Net Income	$168,168	$159,504	$420,663	$401,410

Earnings Per Share:
Basic - Common Stock	$0.78	$0.73	$1.94	$1.84
Diluted - Common Stock	$0.75	$0.70	$1.86	$1.77
Basic - Class B Common Stock	$0.70	$0.66	$1.74	$1.67
Diluted - Class B Common Stock	$0.70	$0.66	$1.73	$1.65

Cash Dividends Paid Per Share:
Common Stock	$.485	$.42	$.97	$.84
Class B Common Stock	$.435	$.38	$.87	$.76
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net Income	$168,168	$159,504	$420,663	$401,410

Other Comprehensive Income, Net of Tax:
Foreign currency translation adjustments	5,773	(19,104)	5,305	(18,981)
Pension and post-retirement benefit plans	3,600	6,852	7,160	13,621
Cash flow hedges:
Gains on cash flow hedging derivatives	7,342	5,782	27,781	4,010
Reclassification adjustments	(10,783)	2,151	(20,022)	5,768
Total Other Comprehensive Income (Loss), Net of Tax	5,932	(4,319)	20,224	4,418
Comprehensive Income	$174,100	$155,185	$440,887	$405,828
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	June 29, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$562,601	$1,118,508
Short-term investments	97,216	—
Accounts receivable - trade, net	423,648	477,912
Inventories	855,182	659,541
Deferred income taxes	48,079	52,511
Prepaid expenses and other	275,083	178,862
Total current assets	2,261,809	2,487,334
Property, Plant and Equipment, at cost	4,023,857	3,779,394
Less-accumulated depreciation and amortization	(2,080,470)	(1,974,049)
Net property, plant and equipment	1,943,387	1,805,345
Goodwill	576,824	576,561
Other Intangibles	190,381	195,244
Other Long-term Assets	212,568	293,004
Total assets	$5,184,969	$5,357,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$464,938	$461,514
Accrued liabilities	523,185	699,722
Accrued income taxes	75,409	79,911
Short-term debt	197,031	165,961
Current portion of long-term debt	1,002	914
Total current liabilities	1,261,565	1,408,022
Long-term Debt	1,794,830	1,795,142
Other Long-term Liabilities	413,807	434,068
Deferred Income Taxes	106,207	104,204
Total liabilities	3,576,409	3,741,436
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none at June 29, 2014 and December 31, 2013, respectively	—	—
Common Stock, shares issued: 299,281,967 and 299,281,527 at June 29, 2014 and December 31, 2013, respectively	299,281	299,281
Class B Common Stock, shares issued: 60,619,777 and 60,620,217 at June 29, 2014 and December 31, 2013, respectively	60,620	60,620
Additional paid-in capital	717,483	664,944
Retained earnings	5,665,043	5,454,286
Treasury-Common Stock shares at cost: 138,046,572 and 136,007,023 at June 29, 2014 and December 31, 2013, respectively	(5,050,817)	(4,707,730)
Accumulated other comprehensive loss	(146,343)	(166,567)
The Hershey Company stockholders’ equity	1,545,267	1,604,834
Noncontrolling interests in subsidiaries	63,293	11,218
Total stockholders' equity	1,608,560	1,616,052
Total liabilities and stockholders' equity	$5,184,969	$5,357,488
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash Flows Provided by Operating Activities
Net Income	$420,663	$401,410
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation and amortization	100,133	98,875
Stock-based compensation expense	27,697	25,988
Excess tax benefits from stock-based compensation	(42,965)	(36,938)
Deferred income taxes	(2,002)	(14,549)
Contributions to pension and other benefit plans	(12,645)	(13,249)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	55,933	95,095
Inventories	(145,913)	(150,326)
Accounts payable and accrued liabilities	(140,835)	(65,369)
Other assets and liabilities	(88,134)	8,509
Net Cash Flows Provided by Operating Activities	171,932	349,446
Cash Flows Used in Investing Activities
Capital additions	(136,509)	(151,735)
Capitalized software additions	(12,581)	(6,854)
Proceeds from sales of property, plant and equipment	469	15,107
Loan to affiliate	—	(16,000)
Business acquisitions, net of cash and cash equivalents acquired	10,035	—
Purchase of short-term investments	(97,216)	—
Net Cash Flows Used in Investing Activities	(235,802)	(159,482)
Cash Flows Used in Financing Activities
Net increase (decrease) in short-term debt	19,010	(13,624)
Long-term borrowings	78	249,785
Repayment of long-term debt	(789)	(250,143)
Cash dividends paid	(209,906)	(182,895)
Exercise of stock options	89,921	114,157
Excess tax benefits from stock-based compensation	42,965	36,938
Contributions from noncontrolling interests	2,940	1,470
Repurchase of common stock	(436,256)	(305,564)
Net Cash Flows Used in Financing Activities	(492,037)	(349,876)
Decrease in Cash and Cash Equivalents	(555,907)	(159,912)
Cash and Cash Equivalents, beginning of period	1,118,508	728,272
Cash and Cash Equivalents, end of period	$562,601	$568,360

Interest Paid	$44,064	$47,722
Income Taxes Paid	$266,527	$190,773
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance as of December 31, 2013	$—	$299,281	$60,620	$664,944	$5,454,286	$(4,707,730)	$(166,567)	$11,218	$1,616,052
Net income					420,663				420,663
Other comprehensive income							20,224		20,224
Dividends:
Common Stock, $0.97 per share					(157,167)				(157,167)
Class B Common Stock, $0.87 per share					(52,739)				(52,739)
Stock-based compensation				26,965					26,965
Exercise of stock options and incentive-based transactions				25,574		93,169			118,743
Repurchase of Common Stock						(436,256)			(436,256)
Acquisition of Lotte Shanghai Food Company								49,724	49,724
Earnings of and contributions from noncontrolling interests, net								2,351	2,351
Balance as of June 29, 2014	$—	$299,281	$60,620	$717,483	$5,665,043	$(5,050,817)	$(146,343)	$63,293	$1,608,560

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1.    SIGNIFICANT ACCOUNTING POLICIES

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
Operating results for the quarter ended June 29, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Short-Term Investments
Short-term investments consist of bank term deposits that have original maturity dates ranging from greater than three months to twelve months.  Short-term investments are carried at cost, which approximates fair value.
2.    BUSINESS ACQUISITION
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations are included in the consolidated financial statements from the respective dates of the acquisitions. The purchase price for business acquisitions is allocated to the assets acquired and liabilities assumed.
In March 2014, we acquired an additional 5.9% interest in Lotte Shanghai Food Company (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners. For this additional interest, we paid $5,580 in cash, increasing our ownership from 44.1% to 50%. At the same time, we also amended the LSFC shareholders' agreement resulting in our operational control over the venture. With the additional operational control, we reassessed our involvement with LSFC and concluded that we now have a controlling financial interest. Therefore, we have consolidated the venture as of the March 2014 acquisition date. We had previously accounted for our investment in LSFC using the equity method.
Total consideration transferred was approximately $99,161, including the $5,580 cash consideration paid, the estimated fair value of our previously held equity interest of $43,857 and the estimated fair value of the remaining noncontrolling interest in LSFC of $49,724, which fair values were determined using a market-based approach. The preliminary estimate of the fair value of the LSFC assets acquired and liabilities assumed on the acquisition date was $99,449, including fixed assets of $106,253, short-term debt obligations of $13,292 and other net assets of $6,488. We expect to finalize the purchase price allocation by the end of 2014.
We recognized a gain of approximately $4,627 in connection with this transaction, primarily related to the remeasurement of the fair value of our equity interest immediately before the business combination. The gain is included in selling, marketing and administrative within our consolidated statement of income. Additionally, cash acquired in the transaction exceeded the $5,580 paid for the controlling interest by $10,035, resulting in a positive cash impact from the acquisition as presented in the consolidated statement of cash flows.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

3.    NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in subsidiaries totaled $63,293 as of June 29, 2014 and $11,218 as of December 31, 2013, with the increase primarily reflecting the 50% noncontrolling interest resulting from our March 2014 acquisition of LSFC, as discussed in Note 2.
We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. During the first quarter of 2014 and 2013, we contributed cash of $3,060 and $1,530, respectively, to Hershey do Brasil. Bauducco contributed $2,940 and $1,470 in each of these respective time periods.
The share of losses pertaining to the noncontrolling interests in subsidiaries was $130 for the quarter ended June 29, 2014 and $1,054 for the quarter ended June 30, 2013. The share of losses pertaining to the noncontrolling interests in subsidiaries was $309 for the six months ended June 29, 2014 and $2,163 for the six months ended June 30, 2013. These amounts are reflected in selling, marketing and administrative expenses.
4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”)	$14,742	$13,534	$27,697	$25,988
Total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation	$5,056	$4,786	$9,500	$9,070
Stock Options
A summary of the status of our stock options as of June 29, 2014 and the change during 2014 is presented below:

	Six Months Ended June 29, 2014
Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	8,660,336	$55.47	6.3 years
Granted	1,365,825	$105.92
Exercised	(1,832,346)	$48.93
Forfeited	(96,699)	$83.51
Outstanding as of June 29, 2014	8,097,116	$65.15	6.6 years
Options exercisable as of June 29, 2014	4,322,469	$50.21	5.0 years

	Six Months Ended
	June 29, 2014	June 30, 2013
Weighted-average fair value of options granted (per share)	$21.55	$14.40
Intrinsic value of options exercised	$99,645	$96,724

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Six Months Ended
	June 29, 2014	June 30, 2013
Dividend yields	2.0%	2.2%
Expected volatility	22.3%	22.2%
Risk-free interest rates	2.1%	1.4%
Expected lives in years	6.7	6.6
As of June 29, 2014, the aggregate intrinsic value of options outstanding was $273,315 and the aggregate intrinsic value of options exercisable was $204,547.
As of June 29, 2014, there was $36,970 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of June 29, 2014 and the change during 2014 is presented below:

Performance Stock Units and Restricted Stock Units	Six Months Ended June 29, 2014	Weighted-average grant date fair value for equity awards or market value for liability awards (per unit)
Outstanding at beginning of year	1,411,399	$72.43
Granted	301,282	$117.41
Performance assumption change	(163,632)	$76.97
Vested	(520,250)	$62.83
Forfeited	(27,798)	$89.52
Outstanding as of June 29, 2014	1,001,001	$93.14
The table above excludes PSU awards for 29,596 units as of December 31, 2013 and 26,396 units as of June 29, 2014 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted during the period indicated for potential future distribution to employees and directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	Six Months Ended
	June 29, 2014	June 30, 2013
Units granted	301,282	353,776
Weighted-average fair value at date of grant (per unit)	$117.41	$87.89
Monte Carlo simulation assumptions:
Estimated values (per unit)	$80.95	$55.49
Dividend yields	1.8%	2.0%
Expected volatility	15.5%	17.1%
As of June 29, 2014, there was $55,786 of total unrecognized compensation cost related to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.2 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	June 29, 2014	June 30, 2013
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$54,933	$58,226
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 553,096 units as of June 29, 2014. Each unit is equivalent to one share of the Company’s Common Stock.
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
Project-to-date costs for the Next Century program totaled $194.6 million through June 29, 2014, in line with our estimates of total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million.
Business realignment charges recorded during the three-month and six-month periods ended June 29, 2014 and June 30, 2013 were as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of sales – Next Century program	$(8)	$20	$93	$147
Selling, marketing and administrative – Next Century program	—	11	—	17
Business realignment charges, net
Next Century program
Plant closure expenses	1,247	3,587	4,172	10,438
Total business realignment charges, net	1,247	3,587	4,172	10,438
Total business realignment charges	$1,239	$3,618	$4,265	$10,602
The majority of the charges incurred in both the first and second quarters of 2014 and 2013 related to ongoing costs under the Next Century program associated with the demolition of a former manufacturing facility.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

6.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding as follows:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
In thousands except per share data
Net income	$168,168	$159,504	$420,663	$401,410
Weighted-average shares - Basic
Common Stock	162,168	163,295	162,873	163,537
Class B Common Stock	60,620	60,629	60,620	60,629
Total weighted-average shares - Basic	222,788	223,924	223,493	224,166
Effect of dilutive securities:
Employee stock options	1,913	2,448	2,125	2,516
Performance and restricted stock units	280	468	388	592
Weighted-average shares - Diluted	224,981	226,840	226,006	227,274
Earnings Per Share - Basic
Common Stock	$0.78	$0.73	$1.94	$1.84
Class B Common Stock	$0.70	$0.66	$1.74	$1.67

Earnings Per Share - Diluted
Common Stock	$0.75	$0.70	$1.86	$1.77
Class B Common Stock	$0.70	$0.66	$1.73	$1.65
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
In thousands
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	1,363	1,699	1,365	1,757

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Swiss franc, Chinese renminbi, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $25,586 at June 29, 2014 and $158,375 at December 31, 2013. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $498,213 at June 29, 2014 and $2,823 at December 31, 2013. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure. At June 29, 2014, the net notional amount of foreign exchange contracts not designated as accounting hedges principally includes contracts used to cap the anticipated acquisition price of Shanghai Golden Monkey as denominated in U.S. dollars and contracts used to mitigate the foreign currency risk related to construction of the manufacturing facility in Johor, Malaysia.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements, which are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments outstanding was $250,000 at June 29, 2014 and December 31, 2013.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. In the first quarter of 2014, we entered into equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at June 29, 2014 was $24,902.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Derivative Instruments
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Balance Sheet Caption	June 29, 2014	December 31, 2013
Derivative Assets
Derivatives designated as hedges:
Commodities futures and options (1)	Prepaid expenses and other current assets	$9,012	$4,306
Foreign exchange contracts (2)	Prepaid expenses and other current assets	35	2,227
Foreign exchange contracts (2)	Other long-term assets	—	586
Interest rate swap agreements (3)	Other long-term assets	7,407	22,745
Cross-currency swap agreement (4)	Other long-term assets	743	—
Total derivatives designated as hedges		$17,197	$29,864

Derivatives not designated as hedges:
Deferred compensation derivatives (5)	Prepaid expenses and other current assets	$1,470	$—
Foreign exchange contracts (2)	Prepaid expenses and other current assets	7,975	445
Foreign exchange contracts (2)	Other long-term assets	565	166
Total derivatives not designated as hedges		$10,010	$611

Derivative Liabilities
Derivatives designated as hedges:
Commodities futures and options (1)	Accrued liabilities	$—	$129
Foreign exchange contracts (2)	Accrued liabilities	1,429	—
Total derivatives designated as hedges		$1,429	$129

Derivatives not designated as hedges:
Foreign exchange contracts (2)	Accrued liabilities	$1,693	$—
Foreign exchange contracts (2)	Other long-term liabilities	—	198
Total derivatives not designated as hedges		$1,693	$198

(1)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of June 29, 2014, prepaid expenses and other current assets reflects the net of assets of $49,295 and accrued liabilities of $40,283 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in accrued liabilities at December 31, 2013 were assets of $23,780 and accrued liabilities of $23,909. At December 31, 2013, the amount reflected in prepaid expenses and other current assets related to the fair value of options contracts.

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

(3)
The fair value of interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments. Such contracts are categorized as Level 2 within the fair value hierarchy.

(4)
The fair value of the cross-currency swap agreement is categorized as Level 2 within the fair value hierarchy and is estimated based on the difference between the contract and current market foreign currency exchange rates at the end of the period.

(5)
The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index and is, therefore, categorized as Level 2 within the fair value hierarchy.

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of June 29, 2014 and December 31, 2013 because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,795,832 as of June 29, 2014, compared with a fair value of $1,979,386. The estimated fair value of long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 29, 2014 and June 30, 2013 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2014	2013	2014	2013	2014	2013	2014	2013
Commodities futures and options	$—	$—	$19,312	$(5,180)	$12,400	$(3,700)	$320	$155
Foreign exchange contracts	1,676	—	(825)	1,722	3,754	1,057	—	—
Interest rate swap agreements	—	—	(6,689)	12,582	(1,110)	(832)	—	—
Deferred compensation derivatives	1,401	—	—	—	—	—	—	—
Total	$3,077	$—	$11,798	$9,124	$15,044	$(3,475)	$320	$155

(a)	Gains recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were recognized in selling, marketing and administrative expenses.

(b)
Gains (losses) reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and for foreign currency forward exchange contracts designated as hedges of purchases of inventory or other productive assets. Other gains and losses for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. For the three months ended June 29, 2014, this included $3,801 relating to unrealized gains on foreign currency forward exchange contracts that were reclassified from accumulated OCI to selling, marketing and administrative expenses as a result of the discontinuance of cash flow hedge accounting because it was determined to be probable that the original forecasted transactions would not occur within the time period as originally designated or the subsequent two months thereafter. Losses reclassified from accumulated OCI into income for interest rate swap agreements were included in interest expense.

(c)	The gains representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 29, 2014 and June 30, 2013 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains (losses) recognized in income (ineffective portion) (c)

	2014	2013	2014	2013	2014	2013	2014	2013
Commodities futures and options	$2,339	$—	$59,267	$(14,500)	$28,300	$(9,500)	$(92)	$543
Foreign exchange contracts	(8,792)	—	311	215	3,897	1,926	—	—
Interest rate swap agreements	—	—	(15,337)	20,315	(2,237)	(1,744)	—	(428)
Deferred compensation derivatives	1,470	—	—	—	—	—	—	—
Total	$(4,983)	$—	$44,241	$6,030	$29,960	$(9,318)	$(92)	$115

(a)
Gains recognized in income for non-designated hedges were included in cost of sales for commodities futures and options contracts. Gains (losses) on non-designated foreign currency forward exchange contracts and deferred compensation derivatives were recognized in selling, marketing and administrative expenses. For the six months ended June 29, 2014, losses from non-designated foreign currency forward exchange contracts relate primarily to contracts used to cap the anticipated acquisition price of Shanghai Golden Monkey as denominated in U.S. dollars.

(b)
Gains (losses) reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and for foreign currency forward exchange contracts designated as hedges of purchases of inventory or other productive assets. Other gains and losses for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. For the six months ended June 29, 2014, this included $3,801 relating to unrealized gains on foreign currency forward exchange contracts that were reclassified from accumulated OCI to selling, marketing and administrative expenses as a result of the discontinuance of cash flow hedge accounting because it was determined to be probable that the original forecasted transactions would not occur within the time period originally designated or the subsequent two months thereafter. Losses reclassified from accumulated OCI into income for interest rate swap agreements were included in interest expense.

(c)	Gains (losses) representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts and in interest expense for interest rate swap agreements.
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign currency forward exchange contracts, and commodities futures and options contracts, expected to be reclassified into income in the next twelve months was approximately $34,162 after tax as of June 29, 2014. This amount was primarily associated with commodities futures and options contracts.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

8.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended
	June 29, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$168,168

Other comprehensive income:
Foreign currency translation adjustments	$5,773	$—	5,773
Pension and post-retirement benefit plans (a)	5,825	(2,225)	3,600
Cash flow hedges:
Gains on cash flow hedging derivatives	11,798	(4,456)	7,342
Reclassification adjustments (b)	(15,044)	4,261	(10,783)

Total other comprehensive income	$8,352	$(2,420)	5,932

Comprehensive income			$174,100

	Three Months Ended
	June 30, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$159,504

Other comprehensive income (loss):
Foreign currency translation adjustments	$(19,104)	$—	(19,104)
Pension and post-retirement benefit plans (a)	11,498	(4,646)	6,852
Cash flow hedges:
Gains on cash flow hedging derivatives	9,124	(3,342)	5,782
Reclassification adjustments (b)	3,475	(1,324)	2,151

Total other comprehensive loss	$4,993	$(9,312)	(4,319)

Comprehensive income			$155,185

	Six Months Ended
	June 29, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$420,663

Other comprehensive income:
Foreign currency translation adjustments	$5,305	$—	5,305
Pension and post-retirement benefit plans (a)	11,535	(4,375)	7,160
Cash flow hedges:
Gains on cash flow hedging derivatives	44,241	(16,460)	27,781
Reclassification adjustments (b)	(29,960)	9,938	(20,022)

Total other comprehensive income	$31,121	$(10,897)	20,224

Comprehensive income			$440,887

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	June 30, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$401,410

Other comprehensive income:
Foreign currency translation adjustments	$(18,981)	$—	(18,981)
Pension and post-retirement benefit plans (a)	22,301	(8,680)	13,621
Cash flow hedges:
Gains on cash flow hedging derivatives	6,030	(2,020)	4,010
Reclassification adjustments (b)	9,318	(3,550)	5,768

Total other comprehensive income	$18,668	$(14,250)	4,418

Comprehensive income			$405,828

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 12. Pension and Other Post-Retirement Benefit Plans.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 7. Financial Instruments and Fair Value.

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	June 29, 2014	December 31, 2013
Foreign currency translation adjustments	$(11,525)	$(16,830)
Pension and post-retirement benefit plans, net of tax	(192,474)	(199,634)
Cash flow hedges, net of tax	57,656	49,897
Total accumulated other comprehensive loss	$(146,343)	$(166,567)
9.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	June 29, 2014	December 31, 2013
Raw materials	$251,382	$226,978
Goods in process	112,451	79,861
Finished goods	655,815	517,968
Inventories at FIFO	1,019,648	824,807
Adjustment to LIFO	(164,466)	(165,266)
Total inventories	$855,182	$659,541
The increase in raw materials inventory as of June 29, 2014 was primarily due to the timing of deliveries to meet manufacturing requirements as well as the inclusion of the raw materials inventory of LSFC, which was not included as of December 31, 2013. The increase in goods in process inventories as of June 29, 2014 was principally the result of higher levels of cocoa products needed to support manufacturing requirements as well as the goods in process inventory at LSFC. Finished goods inventories were higher as of June 29, 2014 primarily due to increases to support anticipated sales levels of seasonal and everyday items.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

10.    DEBT AND FINANCING ARRANGEMENTS
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which expires in November 2018. The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of June 29, 2014, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K.
In May 2012, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission that registered an indeterminate amount of debt securities. In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250.0 million of 2.625% Notes due in 2023 under this Registration Statement.
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Interest expense	$23,085	$22,123	$46,399	$46,781
Interest income	(1,138)	(705)	(2,084)	(1,413)
Capitalized interest	(1,213)	(324)	(2,296)	(641)
Interest expense, net	$20,734	$21,094	$42,019	$44,727
11.    INCOME TAXES
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada and Mexico. U.S., Canadian and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. During the first quarter of 2013, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2009 through 2011. The audit was concluded in the second quarter of 2014. Tax examinations by various state taxing authorities could be conducted for years beginning in 2010.
We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. The CRA commenced its audit of our Canadian income tax returns for 2010 through 2012 in the second quarter of 2014. During the fourth quarter of 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. As of June 29, 2014, we recorded accrued income taxes, interest and penalties of approximately $74.4 million related to the proposed adjustments. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada Competent Authority of the likely need for their assistance to resolve the proposed adjustments. Accordingly, as of June 29, 2014, we recorded a non-current receivable of approximately $66.7 million associated with the anticipated resolution of the proposed adjustments by the Competent Authority of each country.
We are no longer subject to Mexican federal income tax examinations by the Servicio de Administracion Tributaria (“SAT”) for years before 2009. We work with the IRS, the CRA, and the SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $63.3 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

12.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$6,448	$7,730	$176	$258
Interest cost	12,200	10,928	2,961	2,592
Expected return on plan assets	(18,432)	(18,201)	—	—
Amortization of prior service cost	(167)	105	154	99
Recognized net actuarial loss	5,935	10,060	(45)	23
Administrative expenses	216	155	45	36
Net periodic benefit cost	$6,200	$10,777	$3,291	$3,008
We made contributions of $422 and $5,532 to the pension plans and other benefits plans, respectively, during the second quarter of 2014. In the second quarter of 2013, we made contributions of $814 and $6,270 to our pension plans and other benefits plans, respectively. The contributions in 2014 and 2013 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$13,333	$15,698	$353	$547
Interest cost	24,425	22,002	5,851	5,377
Expected return on plan assets	(37,018)	(36,585)	—	—
Amortization of prior service cost	(334)	211	308	254
Recognized net actuarial loss	11,673	20,218	(71)	18
Administrative expenses	393	267	55	50
Net periodic benefit cost	$12,472	$21,811	$6,496	$6,246
We made contributions of $1,973 and $10,672 to the pension plans and other benefits plans, respectively, during the first six months of 2014. In the first six months of 2013, we made contributions of $1,228 and $12,021 to our pension plans and other benefits plans, respectively. The contributions in 2014 and 2013 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

13.    TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended June 29, 2014
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,272,118	$125,069
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	3,006,513	311,187
Total share repurchases	4,278,631	436,256
Shares issued for stock options and incentive compensation	(2,239,082)	(93,169)
Net change	2,039,549	$343,087
As of June 29, 2014, the $250 million share repurchase program approved by our Board of Directors in April 2011 was completed. In February 2014, our Board of Directors approved an additional $250 million authorization to repurchase shares of our Common Stock. As of June 29, 2014, $250 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Similar to prior programs, approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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
On February 26, 2014, the District Court granted summary judgment to the Company in the cases brought by the direct purchaser plaintiffs that had not sought class certification as well as those that had been certified as a class. The direct purchaser plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Third Circuit ("Third Circuit") in May 2014.
The remaining plaintiff groups - the putative class plaintiffs that purchased product indirectly for resale, the putative class plaintiffs that purchased product indirectly for use, and direct purchaser Associated Wholesale Grocers, Inc. - dismissed

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

their cases with prejudice, subject to reinstatement if the Third Circuit were to reverse the District Court’s summary judgment decision. The District Court entered judgment closing the case on April 17, 2014.
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
15.    RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force). ASU No. 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU No. 2013-11 did not have a significant impact on our consolidated financial statements.
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force), which is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We do not expect adoption of ASU No. 2014-12 to have a significant impact on our consolidated financial statements.

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
For the second quarter of 2014, our revenue increased 4.6% and our net income was up 5.4% as compared to the same period of 2013. The quarter's results improved sequentially versus the first quarter. Our Easter sell through was strong and we expect our seasonal momentum to continue in the second half of the year as retail customer orders for Halloween and Holiday products are solid. In the second quarter, macroeconomic headwinds in the U.S. continued to be an issue for many retailers and consumers. Additionally, as it relates to the instant consumable pack type, increased levels of competitive in-store merchandising and programming from confection and other snack categories had an impact on our sales mix and profitability.
Our gross margin decreased 210 basis points in the second quarter of 2014 as input cost inflation, due primarily to higher dairy costs, and unfavorable sales mix more than offset supply chain productivity, lower pension costs and other cost savings initiatives. As we have disclosed in the past, there is not a well developed futures market to hedge dairy requirements, therefore, volatile and extended dairy price spikes impacted gross margin. Our second quarter earnings before interest and taxes (“EBIT”) increased by 3.2%, while EBIT margin decreased by 20 basis points, reflecting lower selling, marketing and administrative expenses. The combination of these factors drove the increase in reported net income and growth of 7.1% in reported earnings per share-diluted.
We currently expect 2014 net sales growth to be around the low end of our long range annual target of 5% to 7%, including the impact of foreign currency exchange rates. Over the remainder of the year, we expect net sales growth to be driven by strong Halloween and Holiday seasons as well as the continued roll-out of York Minis and Hershey's Spreads instant consumable, which launched in mid-May, and the fourth quarter introductions of Ice Breakers Cool Blasts Chews and Brookside Crunchy Clusters. Additionally, in the fourth quarter we will begin to ship Reese’s Spreads as well as some other yet to be announced new products that will ensure 2015 gets off to a good start. In key international markets, we will continue to build on Hershey's chocolate and Hershey's Kisses momentum and will begin a broader roll-out of Reese's Peanut Butter Cups.
We currently expect commodity costs to be greater than last year, resulting in adjusted gross margin that is slightly down versus 2013. Given the timing of new product launches in both North America and international markets, advertising and related consumer marketing expense is expected to increase low-single digits on a percentage basis versus 2013. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, is estimated to be slightly lower as a percent of net sales, leveraging the investments in go-to-market capabilities established over the last few years. Therefore, we are currently anticipating earnings per share-diluted, as reported in accordance with GAAP, to increase 10% to 13% in 2014 compared with 2013.
We anticipate adjusted earnings per share-diluted growth for the full year to be around the low end of our long-term target of 9% to 11% percent, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below. This excludes estimated operating results for Shanghai Golden Monkey. Completion of the acquisition is currently expected to occur in the second half of 2014, subject to necessary government and regulatory approvals and satisfaction of other conditions. Upon completion, and excluding integration and transition costs, we expect the impact of the acquisition to be minimal on an adjusted basis in 2014.
On July 15, 2014, we announced a weighted average increase in wholesale prices of approximately 8% across the majority of our U.S., Puerto Rico and export portfolio, effective immediately, to help offset part of the significant increases in input costs, including raw materials, packaging, fuel, utilities and transportation, which we expect to incur in the future. The price increase applies to our instant consumable, multi-pack, packaged candy and grocery lines. Direct buying customers will be able to purchase transitional amounts of product into August, and we do not expect seasonal net price realization until Halloween 2015. Given this timing, we do not expect this action to materially impact our financial results this year. Instead, we expect the majority of the financial benefit from this pricing action to impact our earnings in 2015.
As we have disclosed in the past, there is typically a time lag between the effective date of list price increases and the impact of the price increases on net sales. The impact of price increases is often delayed because we honor previous commitments to planned consumer and customer promotions and merchandising events that occur subsequent to the effective date of the price increases. In addition, promotional allowances may be increased subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.
NOTE: In the outlook section above, the Company has provided earnings per share measures excluding certain items. These non-GAAP financial measures are used in evaluating results of operations for internal purposes. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, the Company believes exclusion of such items provides additional information to investors to facilitate the comparison of past and present operations.
In 2013, the Company recorded pre-tax acquisition closing and integration costs of $4.1 million, or $0.03 per share-diluted, related primarily to the Shanghai Golden Monkey acquisition. In 2013, the Company recorded charges of $19.0 million, or $0.05 per share-diluted, attributable to the Next Century program and $10.9 million, or $0.03 per share-diluted, of non-service related pension expense.
In 2014, the Company expects to record charges of approximately $18 million to $23 million, or $0.05 to $0.07 per share-diluted, principally related to acquisition and transaction costs for the Shanghai Golden Monkey acquisition. Charges attributable to the Next Century program are expected to be $0.01 to $0.02 per share-diluted, while non-service related pension income is expected to be a benefit of $0.01 to $0.02 per share-diluted.
Below is a reconciliation of full-year 2013 and projected 2014 earnings per share-diluted as reported in accordance with GAAP to non-GAAP 2013 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2014:

	2013	2014 (Projected)
Reported EPS-Diluted	$3.61	$3.98 - $4.08
Acquisition closing and integration charges	0.03	0.05 - 0.07
Business realignment charges	0.05	0.01 - 0.02
Non-service related pension expense (income)	0.03	(0.01) to (0.02)
Adjusted EPS-Diluted	$3.72	$4.05 - $4.13

SUMMARY OF OPERATING RESULTS

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	Percent Change Increase (Decrease)	June 29, 2014	June 30, 2013	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,578.4	$1,508.5	4.6%	$3,450.2	$3,335.9	3.4%
Cost of Sales	860.9	789.9	9.0	1,861.2	1,768.0	5.3
Gross Profit	717.5	718.6	(0.2)	1,589.0	1,567.9	1.3
Gross Margin	45.5%	47.6%		46.1%	47.0%
Selling, Marketing & Administrative (“SM&A”) Expense	438.8	446.1	(1.6)	903.7	896.7	0.8
SM&A Expense as a percent of sales	27.8%	29.6%		26.2%	26.9%
Business Realignment Charges, net	1.2	3.6	(65.2)	4.2	10.4	(60.0)
EBIT	277.5	268.9	3.2	681.1	660.7	3.1
EBIT Margin	17.6%	17.8%		19.7%	19.8%
Interest Expense, net	20.7	21.1	(1.7)	42.0	44.7	(6.1)
Provision for Income Taxes	88.6	88.3	0.3	218.4	214.6	1.8
Effective Income Tax Rate	34.5%	35.6%		34.2%	34.8%
Net Income	$168.2	$159.5	5.4	$420.7	$401.4	4.8
Net Income Per Share-Diluted	$0.75	$0.70	7.1	$1.86	$1.77	5.1

Note: Percentage changes may not compute directly as shown, due to rounding of the amounts presented above.
Results of Operations - Second Quarter 2014 vs. Second Quarter 2013
Net Sales
Net sales increased 4.6% in the second quarter of 2014 over the comparable period of 2013, driven by higher volume, offset in part by a 0.7% unfavorable impact from foreign currency and higher levels of trade promotion. Excluding foreign currency, our organic net sales growth was 5.3%. The sales volume increase was primarily associated with incremental sales of new products in the United States and core volume growth in our key international markets. New products contributed 60% of our total volume increase in the quarter and included York Minis, Hershey Spreads, and Lancaster Creme Caramels. While new products performed well, our core, non-innovation volume growth of everyday, instant consumable products in the United States moderated, as we competed against increased levels of in-store activity across the broader snack continuum. Net sales outside of the United States and Canada increased by 7.0% due to volume increases, partially offset by unfavorable net price realization and foreign exchange impacts. Trade activities have contributed to volume growth in India, China, and certain other Asia markets, while Brazil realized benefits from the later Easter. Mexico net sales declined in the quarter as a result of the difficult macroeconomic environment.
Key Marketplace Metrics
The 12-week U.S. candy, mint and gum (CMG) retail takeaway comparison is skewed due to the timing of Easter in 2014 versus 2013. Therefore, reference should be made to the 24-week takeaway comparison in the year-to-date results of operations discussion that follows this quarterly discussion.

Cost of Sales and Gross Margin
Cost of sales increased by 9.0% in the second quarter of 2014 compared to the same period of 2013. Higher commodity and other input costs, higher costs associated with sales volume increases, and unfavorable sales mix increased total cost of sales by approximately 11.4%. These increases were offset in part by supply chain productivity and lower pension costs, which together lowered cost of sales by 2.4%.
Gross margin decreased by 210 basis points in the second quarter of 2014 compared to the same period of 2013. Higher commodity and other input costs, supply chain cost inflation, and unfavorable sales mix together reduced gross profit margin by approximately 350 basis points. These reductions were partially offset by supply chain productivity improvements, lower pension costs, and operating leverage, which together improved gross margin by 140 basis points.
Selling, Marketing and Administrative
Total selling, marketing and administrative expenses decreased by 1.6% in the second quarter of 2014 compared to the same period of 2013. Advertising and related consumer marketing expense decreased 4.7% during the quarter. Excluding these advertising and related consumer marketing costs, the second quarter's selling and administrative expenses were flat as compared to the second quarter of 2013. Our selling and administrative expenses increased incrementally during the second quarter of 2014, principally as a result of additional investment in our International businesses and selling resources in North America; however these increases were largely offset by reduced incentive costs, lower legal settlement charges and $5.6 million in foreign currency gains realized on forward contracts related to the manufacturing facility under construction in Johor, Malaysia.
Business Realignment Charges
In the second quarter of 2014 and 2013, we recorded business realignment charges of $1.2 million and $3.6 million, respectively, primarily related to costs for the demolition of a former manufacturing facility, as part of the Next Century program.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased 3.2% in the second quarter of 2014 compared with the second quarter of 2013 due primarily to lower business realignment charges and lower advertising and related consumer marketing costs.
EBIT margin decreased 20 basis points to 17.6% for the second quarter of 2014 from 17.8% for the second quarter of 2013, due to the decrease in gross margin, partially offset by lower selling, marketing and administrative expenses as a percent of sales as well as lower business realignment charges as a percent of sales.
Interest Expense, Net
Net interest expense was $0.4 million lower in the second quarter of 2014 than the comparable period of 2013. We incurred higher interest expense in the 2014 quarter on our long-term notes, since the portion of notes refinanced in 2013 were not outstanding for the full 2013 quarter, which benefited interest expense in the 2013 quarter. However, this increase in interest expense was more than offset by higher interest income earned on short-term investments and a greater level of capitalized interest in 2014.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.5% for the second quarter of 2014 compared with 35.6% for the second quarter of 2013. The lower effective income tax rate in 2014 reflects the benefit of favorable effectively settled U.S. audit issues, partially offset by reduced benefits associated with business realignment and acquisition-related costs, relative to the 2013 period.

Net Income and Net Income Per Share
Net income in the second quarter of 2014 increased $8.7 million, or 5.4%, while earnings per share-diluted (EPS) in the second quarter of 2014 increased $0.05, or 7.1%, compared with the second quarter of 2013. The increases in both net income and EPS were driven by higher sales and lower selling, marketing and administrative expenses, offset by higher commodity costs and unfavorable sales mix, as noted above. Our second quarter 2014 EPS also benefited from lower weighted-average shares outstanding, resulting from recent share repurchases pursuant to our Board-approved repurchase program.
Net income and EPS for the second quarter of 2014 include the impacts of 1) $1.3 million, or $0.01 EPS, of acquisition and transaction costs, principally associated with the Shanghai Golden Monkey acquisition, 2) $0.7 million of business realignment charges, with an insignificant impact on EPS, and 3) the benefit of $0.2 million of non-service related pension income, which also had an insignificant impact on EPS. Net income and EPS for the second quarter of 2013 include the impacts of 1) $0.1 million related to acquisition transaction and integration costs, with an insignificant impact on EPS, 2) $2.2 million, or $0.01 EPS, from business realignment charges, and 3) $1.7 million, or $0.01 EPS, of non-service related pension expense. Excluding the impact of these items from the second quarter of 2014 and 2013, net income increased $6.4 million, or 3.9%, and EPS increased $0.04, or 5.6%, also for the reasons noted above.
Results of Operations - First Six Months 2014 vs. First Six Months 2013
Net Sales
Net sales increased 3.4% in the first six months of 2014 over the comparable period of 2013, up 4.7% on higher volume, offset in part by a 0.8% unfavorable impact from foreign currency and higher trade promotions. Excluding foreign currency, our organic net sales growth was 4.2%. The sales volume increase was primarily associated with incremental sales of new products in the United States and our key international markets. New products contributing most significantly to our year-over-year increase included Kit Kat Minis, York Minis, Hershey Spreads, and Lancaster Creme Caramels. Net sales outside of the United States and Canada increased by 1.9% due to modest volume increases, partially offset by unfavorable foreign exchange impacts and unfavorable net price realization.
Key Marketplace Metrics
For the 24-week period ended June 14, 2014, which included 2014's entire Easter season results, our U.S. CMG retail takeaway increased 2.2% compared with the same period of 2013, which also encompassed that year's entire Easter season results. For the same 24-week period, Hershey's U.S. market share in measured channels was an industry leading 31.1%, unchanged from the comparable prior year period. Consumer takeaway and market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, including Wal-Mart Stores, Inc., and convenience stores. Hershey's Spreads, the jar and instant consumable pack types, is not captured in the CMG database referenced herein, as Nielsen captures this within grocery items.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 5.3% in the first six months of 2014. Higher commodity and other input costs, higher costs associated with sales volume increases, and unfavorable sales mix increased total cost of sales by approximately 7.2%. These increases were offset in part by supply chain productivity and lower pension costs, which together lowered cost of sales by 1.9%.
Gross margin decreased by 90 basis points in the first six months of 2014 compared to the same period of 2013. Higher commodity and other input costs, supply chain cost inflation, and unfavorable sales mix together reduced gross profit margin by approximately 200 basis points. These reductions were partially offset by supply chain productivity improvements, lower pension costs and operating leverage, which together improved gross margin by 110 basis points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 0.8% in the first six months of 2014. This includes a reduction of 4% in advertising and related consumer marketing expenses due to the timing of new product launches, a reduction in media production costs and a decision to shift resources to other more productive areas. Despite the decline in advertising and related consumer marketing expenses through the first half, for the full year, advertising gross rating points are on track to increase mid-single digits on a percentage basis versus last year.

Excluding advertising and related consumer marketing costs, selling and administrative expenses increased 2.0%, primarily reflecting higher employee-related expenses and transaction costs associated with the anticipated acquisition of Shanghai Golden Monkey, including $12.4 million relating to our strategy to cap the acquisition price as denominated in U.S. dollars. These costs were partially offset by the $4.6 million gain recorded on the LSFC acquisition and the $5.6 million in foreign currency gains realized on forward contracts related to the manufacturing facility under construction in Johor, Malaysia.
Business Realignment Charges
In the first six months of 2014 and 2013, we recorded business realignment charges of $4.2 million and $10.4 million, respectively, primarily related to costs for the demolition of a former manufacturing facility, as part of the Next Century program.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased 3.1% in the first six months of 2014 compared with the same period of 2013 due primarily to lower business realignment charges and lower advertising and consumer marketing costs.
EBIT margin decreased 10 basis points to 19.7% for the first six months of 2014 from 19.8% for the first six months of 2013, due mainly to lower gross margin, partially offset by lower selling, marketing and administrative expenses as a percent of net sales.
Interest Expense, Net
Net interest expense was $2.7 million lower in the first six months of 2014 than the comparable period of 2013 due to lower interest expense and an increase in capitalized interest. The lower interest expense was primarily associated with a lower interest rate on a portion of our long-term notes that were refinanced in the second quarter of 2013.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.2% for the first six months of 2014 compared with 34.8% for the first six months of 2013. The lower effective income tax rate resulted primarily from the benefit of favorable effectively settled U.S. audits in the second quarter of 2014, partially offset by unfavorable shifts of taxable income to higher tax jurisdictions.
Net Income and Net Income Per Share
Net income for the first six months of 2014 increased $19.3 million, or 4.8%, while EPS increased $0.09, or 5.1%, compared with the same period of 2013. The increases in both net income and EPS were driven by higher sales, offset by higher commodity costs, unfavorable sales mix, and higher selling, marketing and administrative expenses, as noted above. Our 2014 EPS also benefited from lower weighted-average shares outstanding, resulting from recent share repurchases pursuant to our Board-approved repurchase program.
Net income and EPS for the first six months of 2014 include the impacts of 1) $7.3 million, or $0.03 EPS, of acquisition and transaction costs, 2) $2.6 million, or $0.01 EPS, of business realignment charges, and 3) the benefit of $0.6 million of non-service related pension income, which had an insignificant impact on EPS. Net income and EPS for the first six months of 2013 include the impacts of 1) $0.6 million related to acquisition transaction and integration costs, with an insignificant impact on EPS, 2) $6.6 million, or $0.03 EPS, of business realignment charges, and 3) $3.5 million, or $0.01 EPS, of non-service related pension expense. Excluding the impact of these items from the first six months of 2014 and 2013, net income increased $17.9 million, or 4.3%, and EPS increased $0.09, or 5.0%, also for the reasons noted above.

Liquidity and Capital Resources
Historically, our primary source of financing has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, are generally met by utilizing cash on hand and issuing commercial paper. Commercial paper may also be issued, from time to time, to finance ongoing business transactions, such as the repayment of long-term debt, business acquisitions and for other general corporate purposes. At June 29, 2014, we had no commercial paper borrowings, and our cash and cash equivalents totaled $562.6 million, the majority of which was held in the United States. We also held short-term investments, in the form of term deposits with maturities of one-year, totaling $97.2 million.
We generated net cash from operating activities of $171.9 million in the first six months of 2014, $177.5 million less than was generated in the same period of 2013. The decrease in cash generated year-over-year was primarily due to a $89.3 million reduction in accrued liabilities associated with advertising and consumer marketing programs, coupled with higher income tax payments in 2014. We paid income taxes of $266.5 million during the first six months of 2014 versus $190.8 million for the comparable period of 2013, with the increase relating primarily to the timing of estimated tax payments in 2014 compared with 2013 and the receipt of a tax refund in 2013.
We used net cash in investing activities of $235.8 million in the first six months of 2014, $76.3 million more than we used in the same period of 2013, with the increase due mainly to a purchase of short-term investments in 2014. We also received net cash of $10.0 million relating to the LSCF acquisition, as described in Note 2. Business Acquisition, whereby cash acquired in the transaction exceeded the $5.6 million paid for the controlling interest.
We used net cash in financing activities of $492.0 million in the first six months of 2014, which was $142.2 million more than we used in the same period of 2013, with the increase due in large part to higher cash dividend payments and share repurchases made at higher average market prices.
On July 23, 2014, our Board of Directors declared a quarterly dividend of $0.535 on the Common Stock, an increase of $0.05 per share, and a dividend of $0.486 on the Class B Common Stock, an increase of $0.051 per share, to be payable on September 15, 2014 to stockholders of record as of August 25, 2014.
Recent Accounting Pronouncements
Information on recently adopted and recently issued accounting standards is included in Note 15. Recent Accounting Pronouncements, in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was $6.8 million as of June 29, 2014 and $8.0 million as of December 31, 2013. The potential net loss in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of ten percent was $51.9 million as of June 29, 2014 and $12.9 million as of December 31, 2013. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased to $30.0 million as of June 29, 2014 from $10.6 million as of December 31, 2013. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period presented.
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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Information on legal proceedings is included in Note 14. Contingencies in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements.
Item 1A - Risk Factors
Risk Factors as of June 29, 2014 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of Hershey for each fiscal month in the three months ended June 29, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
March 31 through April 27, 2014	650,383	$99.94	650,383	$310,069
April 28 through May 25, 2014	883,768	$96.99	554,399	$256,525
May 26 through June 29, 2014	144,625	$96.85	67,336	$250,000
Total	1,678,776	$98.12	1,272,118

(1)
All of the shares of Common Stock purchased during the three months ended June 29, 2014 were purchased in open market transactions. We purchased 406,658 shares of Common Stock during the three months ended June 29, 2014 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In April 2011, our Board of Directors approved a $250 million share repurchase program, which was completed as of June 29, 2014. In February 2014, our Board of Directors approved an additional $250 million share repurchase authorization. As of June 29, 2014, $250 million remained available for repurchases of our Common Stock under this program. The share repurchase program approved by our Board of Directors in February 2014 does not have an expiration date.

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

THE HERSHEY COMPANY
(Registrant)

Date: August 1, 2014	/s/ David W. Tacka
David W. Tacka
Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2014	/s/ Richard M. McConville
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