Form 10-Q
period 2014-09-28
HERSHEY CO
filed 2014-10-31
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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
Common Stock, $1 par value – 160,249,732 shares, as of October 17, 2014.
Class B Common Stock, $1 par value – 60,619,777 shares, as of October 17, 2014.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net Sales	$1,961,578	$1,853,886	$5,411,741	$5,189,826
Costs and Expenses:
Cost of sales	1,101,441	998,335	2,962,640	2,766,364
Selling, marketing and administrative	477,569	481,986	1,381,291	1,378,725
Business realignment and impairment charges, net	16,372	2,929	20,544	13,367
Total costs and expenses	1,595,382	1,483,250	4,364,475	4,158,456
Income before Interest and Income Taxes	366,196	370,636	1,047,266	1,031,370
Interest expense, net	20,773	21,759	62,792	66,486
Income before Income Taxes	345,423	348,877	984,474	964,884
Provision for income taxes	121,682	115,892	340,070	330,489
Net Income	$223,741	$232,985	$644,404	$634,395

Earnings Per Share:
Basic - Common Stock	$1.03	$1.07	$2.97	$2.91
Diluted - Common Stock	$1.00	$1.03	$2.86	$2.79
Basic - Class B Common Stock	$0.94	$0.96	$2.68	$2.63
Diluted - Class B Common Stock	$0.94	$0.95	$2.67	$2.61

Cash Dividends Paid Per Share:
Common Stock	$0.535	$0.485	$1.505	$1.325
Class B Common Stock	$0.486	$0.435	$1.356	$1.195

The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net Income	$223,741	$232,985	$644,404	$634,395

Other Comprehensive (Loss) Income, Net of Tax:
Foreign currency translation adjustments	(17,321)	1,053	(12,016)	(17,928)
Pension and post-retirement benefit plans	3,624	6,160	10,784	19,781
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(932)	57,345	26,849	61,355
Reclassification adjustments	(15,544)	(2,687)	(35,566)	3,081
Total Other Comprehensive (Loss) Income, Net of Tax	(30,173)	61,871	(9,949)	66,289
Comprehensive Income	$193,568	$294,856	$634,455	$700,684
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	September 28, 2014	December 31, 2013
ASSETS	(unaudited)
Current Assets:
Cash and cash equivalents	$477,088	$1,118,508
Short-term investments	98,309	—
Accounts receivable - trade, net	786,366	477,912
Inventories	900,743	659,541
Deferred income taxes	56,871	52,511
Prepaid expenses and other	213,195	178,862
Total current assets	2,532,572	2,487,334
Property, plant and equipment, Net	2,078,713	1,805,345
Goodwill	778,374	576,561
Other Intangibles	331,647	195,244
Other Long-term Assets	195,247	293,004
Total assets	$5,916,553	$5,357,488
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$522,787	$461,514
Accrued liabilities	737,788	699,722
Accrued income taxes	31,568	79,911
Short-term debt	649,195	165,961
Current portion of long-term debt	250,881	914
Total current liabilities	2,192,219	1,408,022
Long-term Debt	1,559,770	1,795,142
Other Long-term Liabilities	410,857	434,068
Deferred Income Taxes	145,847	104,204
Total liabilities	4,308,693	3,741,436
Stockholders' Equity:
The Hershey Company Stockholders’ Equity
Preferred Stock, shares issued: none at September 28, 2014 and December 31, 2013, respectively	—	—
Common Stock, shares issued: 299,281,967 and 299,281,527 at September 28, 2014 and December 31, 2013, respectively	299,281	299,281
Class B Common Stock, shares issued: 60,619,777 and 60,620,217 at September 28, 2014 and December 31, 2013, respectively	60,620	60,620
Additional paid-in capital	734,267	664,944
Retained earnings	5,773,534	5,454,286
Treasury-Common Stock shares at cost: 138,987,173 and 136,007,023 at September 28, 2014 and December 31, 2013, respectively	(5,147,232)	(4,707,730)
Accumulated other comprehensive loss	(176,516)	(166,567)
The Hershey Company stockholders’ equity	1,543,954	1,604,834
Noncontrolling interests in subsidiaries	63,906	11,218
Total stockholders' equity	1,607,860	1,616,052
Total liabilities and stockholders' equity	$5,916,553	$5,357,488
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash Flows Provided by Operating Activities
Net Income	$644,404	$634,395
Adjustments to Reconcile Net Income to Net Cash Flows
Provided by Operating Activities:
Depreciation and amortization	153,006	150,557
Stock-based compensation expense	41,759	39,582
Excess tax benefits from stock-based compensation	(46,222)	(42,899)
Deferred income taxes	(10,031)	(13,007)
Noncash trademark impairment charge	13,340	—
Contributions to pension and other benefit plans	(41,446)	(48,150)
Changes in assets and liabilities, net of effects from business acquisitions:
Accounts receivable - trade	(217,114)	(198,357)
Inventories	(165,205)	(132,773)
Accounts payable and accrued liabilities	(23,053)	75,989
Other assets and liabilities	37,995	158,377
Net Cash Flows Provided by Operating Activities	387,433	623,714
Cash Flows Used in Investing Activities
Capital additions	(214,259)	(215,257)
Capitalized software additions	(18,007)	(13,063)
Proceeds from sales of property, plant and equipment	655	15,149
Loan to affiliate	—	(16,000)
Business acquisitions, net of cash and cash equivalents acquired	(362,447)	—
Purchase of short-term investments	(98,309)	—
Net Cash Flows Used in Investing Activities	(692,367)	(229,171)
Cash Flows Used in Financing Activities
Net increase (decrease) in short-term debt	381,352	(7,086)
Long-term borrowings	1,348	250,767
Repayment of long-term debt	(1,075)	(250,422)
Cash dividends paid	(325,156)	(288,269)
Exercise of stock options	100,526	133,248
Excess tax benefits from stock-based compensation	46,222	42,899
Contributions from noncontrolling interests	2,940	2,940
Repurchase of common stock	(542,643)	(305,564)
Net Cash Flows Used in Financing Activities	(336,486)	(421,487)
Decrease in Cash and Cash Equivalents	(641,420)	(26,944)
Cash and Cash Equivalents, beginning of period	1,118,508	728,272
Cash and Cash Equivalents, end of period	$477,088	$701,328

Interest Paid	$73,002	$77,190
Income Taxes Paid	$278,775	$240,305
The accompanying notes are an integral part of these consolidated financial statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance as of December 31, 2013	$—	$299,281	$60,620	$664,944	$5,454,286	$(4,707,730)	$(166,567)	$11,218	$1,616,052
Net income					644,404				644,404
Other comprehensive loss							(9,949)		(9,949)
Dividends:
Common Stock, $1.505 per share					(242,956)				(242,956)
Class B Common Stock, $1.356 per share					(82,200)				(82,200)
Stock-based compensation				40,845					40,845
Exercise of stock options and incentive-based transactions				28,478		103,141			131,619
Repurchase of Common Stock						(542,643)			(542,643)
Acquisition of Lotte Shanghai Food Company								49,724	49,724
Earnings of and contributions from noncontrolling interests, net								2,964	2,964
Balance as of September 28, 2014	$—	$299,281	$60,620	$734,267	$5,773,534	$(5,147,232)	$(176,516)	$63,906	$1,607,860

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
Operating results for the quarter ended September 28, 2014 may not be indicative of the results that may be expected for the year ending December 31, 2014 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013 (our “2013 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
Shanghai Golden Monkey
On September 26, 2014 (the “Initial Acquisition”), our wholly-owned subsidiary, Hershey Netherlands B.V., completed the acquisition of 80% of the total outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”) for cash consideration of $393,238, subject to working capital and net debt adjustments. SGM is a privately held confectionery company based in Shanghai, China operating through six production facilities located in China. The Golden Monkey product line is primarily sold in China's traditional trade channels. Annual net sales of the business are approximately $200 million. The business complements our position in China, and we expect to take advantage of Golden Monkey's distribution and manufacturing capabilities to expand sales of our Hershey products in the China marketplace.
Hershey Netherlands B.V. has contractually agreed to purchase the remaining 20% of the outstanding shares of SGM on the one-year anniversary of the Initial Acquisition, subject to the parties obtaining government and regulatory approvals and satisfaction of other closing conditions. As such, we have recorded a liability of $100,067, reflecting the fair value of the future payment to be made to the SGM shareholders. This liability is included within accrued liabilities in the consolidated balance sheet at September 28, 2014.
The purchase consideration, net of cash and cash equivalents acquired totaling $20,756, was allocated to the net assets acquired based on their respective fair values at September 26, 2014, as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

In millions of dollars	Purchase Price Allocation	Estimated Useful Life
Goodwill	$208	Indefinite
Distribution channel relationships	94	16 years
Trademarks	67	22 years
Property, plant and equipment	110	3	to	40 years
Other assets, net of liabilities assumed	41
Deferred taxes, primarily non-current deferred tax liabilities	(48)
Net assets acquired	$472
Since the acquisition was completed at the end of the quarter, the purchase price allocation presented above is preliminary. We are in the process of refining the valuations of acquired assets and liabilities and expect to finalize the purchase price allocation in 2015.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill resulting from the acquisition is attributable primarily to the value of providing an established platform to leverage our brands in the China market, as well as expected synergies and other benefits from the combined brand portfolios. The recorded goodwill is not expected to be deductible for tax purposes.
Lotte Shanghai Food Company
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
Pro forma results of operations have not been presented for these acquisitions, as the impact on our consolidated financial statements is not material. In the nine-month period ended September 28, 2014 we incurred $14,097 in acquisition-related costs for the SGM acquisition. These costs are recorded within selling, marketing and administrative costs in the consolidated statement of income and include third-party advisory fees as well as net foreign currency exchange losses relating to our strategy to cap the acquisition price as denominated in U.S. dollars.
The Allan Candy Company Limited
In October 2014, our wholly-owned subsidiary, Hershey Canada Inc., entered into an agreement to acquire all of the outstanding shares of The Allan Candy Company Limited (“Allan”) for cash consideration of approximately $28 million, subject to customary regulatory approvals and a working capital adjustment. Allan is headquartered in Ontario, Canada and currently manufactures certain non-chocolate products on behalf of Hershey, in addition to manufacturing and distributing its own branded products, principally in Canada. The acquisition is expected to close by year-end 2014.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

3.    NONCONTROLLING INTERESTS IN SUBSIDIARIES
Noncontrolling interests in subsidiaries totaled $63,906 as of September 28, 2014 and $11,218 as of December 31, 2013, with the increase primarily reflecting the 50% noncontrolling interest resulting from our March 2014 acquisition of LSFC, as discussed in Note 2.
We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. During each of the first nine months of 2014 and 2013, we contributed cash of $3,060 to Hershey do Brasil and Bauducco contributed $2,940 in each of these time periods.
The share of losses pertaining to the noncontrolling interests in subsidiaries was $202 for the quarter ended September 28, 2014 and the share of gains pertaining to noncontrolling interests in subsidiaries was $275 for the quarter ended September 29, 2013. The share of losses pertaining to the noncontrolling interests in subsidiaries was $511 for the nine months ended September 28, 2014 and $1,888 for the nine months ended September 29, 2013. These amounts are reflected in selling, marketing and administrative expenses.

4.    STOCK COMPENSATION PLANS
The Hershey Company Equity and Incentive Compensation Plan (“EICP”) is the plan under which grants using shares for compensation and incentive purposes are made. The following table summarizes our stock compensation costs:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total compensation amount charged against income for stock options, performance stock units (“PSUs”) and restricted stock units (“RSUs”)	$14,062	$13,594	$41,759	$39,582
Total income tax benefit recognized in the Consolidated Statements of Income for stock-based compensation	$4,907	$4,507	$14,407	$13,577
Stock Options
A summary of the status of our stock options as of September 28, 2014 and the change during 2014 is presented below:

	Nine Months Ended September 28, 2014
Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of the period	8,660,336	$55.47	6.3 years
Granted	1,371,610	$105.88
Exercised	(2,076,476)	$48.88
Forfeited	(151,676)	$83.04
Outstanding as of September 28, 2014	7,803,794	$65.57	6.5 years
Options exercisable as of September 28, 2014	4,114,106	$50.51	4.9 years

	Nine Months Ended
	September 28, 2014	September 29, 2013
Weighted-average fair value of options granted (per share)	$21.54	$14.48
Intrinsic value of options exercised	$110,329	$117,520

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We estimated the fair value of each stock option grant on the date of the grant using a Black-Scholes option-pricing model and the weighted-average assumptions set forth in the following table:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Dividend yields	2.0%	2.2%
Expected volatility	22.3%	22.2%
Risk-free interest rates	2.1%	1.4%
Expected lives in years	6.7	6.6
As of September 28, 2014, the aggregate intrinsic value of options outstanding was $226,306 and the aggregate intrinsic value of options exercisable was $171,913.
As of September 28, 2014, unrecognized compensation cost related to non-vested stock option compensation arrangements totaled $29,634, which is expected to be recognized over a weighted-average period of 2.3 years.
Performance Stock Units and Restricted Stock Units
A summary of the status of our PSUs and RSUs as of September 28, 2014 and the change during 2014 is presented below:

Performance Stock Units and Restricted Stock Units	Nine Months Ended September 28, 2014	Weighted-average grant date fair value for equity awards or market value for liability awards (per unit)
Outstanding at beginning of year	1,411,399	$72.43
Granted	308,980	$116.90
Performance assumption change	(191,588)	$84.55
Vested	(541,848)	$63.36
Forfeited	(36,933)	$88.20
Outstanding as of September 28, 2014	950,010	$93.86
The table above excludes PSU awards for 29,596 units as of December 31, 2013 and 26,396 units as of September 28, 2014 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted during the periods indicated for potential future distribution to employees and directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	Nine Months Ended
	September 28, 2014	September 29, 2013
Units granted	308,980	371,695
Weighted-average fair value at date of grant (per unit)	$116.90	$88.11
Monte Carlo simulation assumptions:
Estimated values (per unit)	$80.95	$55.49
Dividend yields	1.8%	2.0%
Expected volatility	15.5%	17.1%
As of September 28, 2014, there was $46,628 of total unrecognized compensation cost related to non-vested PSUs and RSUs. We expect to recognize that cost over a weighted-average period of 2.1 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Intrinsic value of share-based liabilities paid, combined with the fair value of shares vested	$57,001	$60,507
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 534,637 units as of September 28, 2014. Each unit is equivalent to one share of the Company’s Common Stock.

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
Project-to-date costs for the Next Century program totaled $197.6 million through September 28, 2014, in line with our estimates of total pre-tax charges and non-recurring project implementation costs of $190 million to $200 million.
Business realignment and impairment charges recorded during the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of sales – Next Century program	$—	$62	$93	$209
Selling, marketing and administrative – Next Century program	—	1	—	18
Business realignment and impairment charges, net
Impairment of trademark	13,340	—	13,340	—
Next Century program - plant closure expenses	3,032	2,929	7,204	13,367
Total business realignment and impairment charges, net	16,372	2,929	20,544	13,367
Total business realignment and impairment charges	$16,372	$2,992	$20,637	$13,594
The majority of the Next Century program charges incurred in both the quarter and year-to-date periods ending September 28, 2014 and September 29, 2013 related to ongoing costs associated with the demolition of a former manufacturing facility.
During the third quarter of 2014, we obtained information indicating that the fair value of one of our indefinite-lived intangibles may be impaired. We therefore conducted an impairment assessment, using a relief from royalty methodology, on this indefinite-lived trademark related to a non-chocolate brand. As a result of this assessment, we recorded a $13,340 impairment charge during the quarter.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

6.    EARNINGS PER SHARE
We compute Basic and Diluted Earnings Per Share based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
In thousands except per share data
Net income	$223,741	$232,985	$644,404	$634,395
Weighted-average shares - Basic
Common Stock	161,253	163,364	162,330	163,483
Class B Common Stock	60,620	60,629	60,620	60,629
Total weighted-average shares - Basic	221,873	223,993	222,950	224,112
Effect of dilutive securities:
Employee stock options	1,705	2,431	1,985	2,488
Performance and restricted stock units	299	463	358	549
Weighted-average shares - Diluted	223,877	226,887	225,293	227,149
Earnings Per Share - Basic
Common Stock	$1.03	$1.07	$2.97	$2.91
Class B Common Stock	$0.94	$0.96	$2.68	$2.63

Earnings Per Share - Diluted
Common Stock	$1.00	$1.03	$2.86	$2.79
Class B Common Stock	$0.94	$0.95	$2.67	$2.61
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
In thousands
Stock options excluded from diluted earnings per share calculations because the effect would have been antidilutive	1,510	1,011	1,510	1,759

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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Swiss franc, Chinese renminbi, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $506 at September 28, 2014 and $158,375 at December 31, 2013. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $5,354 at September 28, 2014 and $2,823 at December 31, 2013. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements, which are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments outstanding was $700,000 at September 28, 2014 and $250,000 at December 31, 2013.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. In the first quarter of 2014, we entered into equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at September 28, 2014 was $25,306.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Derivative Instruments
The following table summarizes the fair value of the derivative instruments as recorded in the Consolidated Balance Sheets as of the dates below:

	Balance Sheet Caption	September 28, 2014	December 31, 2013
Derivative Assets
Derivatives designated as hedges:
Commodities futures and options (1)	Prepaid expenses and other current assets	$6,313	$4,306
Foreign exchange contracts (2)	Prepaid expenses and other current assets	497	2,227
Interest rate swap agreements (3)	Prepaid expenses and other current assets	5,083	—
Foreign exchange contracts (2)	Other long-term assets	244	586
Interest rate swap agreements (3)	Other long-term assets	—	22,745
Cross-currency swap agreement (4)	Other long-term assets	1,559	—
Total derivatives designated as hedges		$13,696	$29,864

Derivatives not designated as hedges:
Deferred compensation derivatives (5)	Prepaid expenses and other current assets	$371	$—
Foreign exchange contracts (2)	Prepaid expenses and other current assets	3,328	445
Foreign exchange contracts (2)	Other long-term assets	170	166
Total derivatives not designated as hedges		$3,869	$611

Derivative Liabilities
Derivatives designated as hedges:
Commodities futures and options (1)	Accrued liabilities	$2,622	$129
Foreign exchange contracts (2)	Accrued liabilities	1,408	—
Foreign exchange contracts (2)	Other long-term liabilities	422	—
Interest rate swap agreements (3)	Other long-term liabilities	2,336	—
Total derivatives designated as hedges		$6,788	$129

Derivatives not designated as hedges:
Foreign exchange contracts (2)	Accrued liabilities	$698	$—
Foreign exchange contracts (2)	Other long-term liabilities	115	198
Total derivatives not designated as hedges		$813	$198

(1)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of September 28, 2014, accrued liabilities reflects the net of assets of $44,675 and accrued liabilities of $47,195 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in accrued liabilities at December 31, 2013 were assets of $23,780 and accrued liabilities of $23,909. At September 28, 2014 and December 31, 2013, the amount reflected in prepaid expenses and other current assets related to the fair value of options contracts.

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

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of September 28, 2014 and December 31, 2013 because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,810,651 as of September 28, 2014, compared with a fair value of $1,973,308. The estimated fair value of long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended September 28, 2014 and September 29, 2013 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2014	2013	2014	2013	2014	2013	2014	2013
Commodities futures and options	$393	$—	$3,256	$84,170	$27,000	$4,000	$2,553	$2,728
Foreign exchange contracts	7,033	—	(612)	6,286	(361)	1,456	—	—
Interest rate swap agreements	—	—	(4,661)	1,200	(1,114)	(1,114)	—	428
Deferred compensation derivatives	371	—	—	—	—	—	—	—
Total	$7,797	$—	$(2,017)	$91,656	$25,525	$4,342	$2,553	$3,156

(a)
Gains recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

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

(c)	Gains representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts and in interest expense for interest rate swap agreements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 28, 2014 and September 29, 2013 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2014	2013	2014	2013	2014	2013	2014	2013
Commodities futures and options	$2,732	$—	$62,523	$69,670	$55,300	$(5,500)	$2,461	$3,271
Foreign exchange contracts	(1,759)	—	(301)	6,501	3,536	3,382	—	—
Interest rate swap agreements	—	—	(19,998)	21,515	(3,351)	(2,858)	—	—
Deferred compensation derivatives	1,909	—	—	—	—	—	—	—
Total	$2,882	$—	$42,224	$97,686	$55,485	$(4,976)	$2,461	$3,271

(a)
Gains recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

(b)
Gains (losses) reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and for foreign currency forward exchange contracts designated as hedges of purchases of inventory or other productive assets. Other gains for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. For the nine months ended September 28, 2014, this included $3,801 relating to unrealized gains on foreign currency forward exchange contracts that were reclassified from accumulated OCI to selling, marketing and administrative expenses as a result of the discontinuance of cash flow hedge accounting because it was determined to be probable that the original forecasted transactions would not occur within the time period originally designated or the subsequent two months thereafter. Losses reclassified from accumulated OCI into income for interest rate swap agreements were included in interest expense.

(c)	Gains representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts.
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign currency forward exchange contracts, and commodities futures and options contracts, expected to be reclassified into income in the next twelve months was approximately $28,781 after tax as of September 28, 2014. This amount was primarily associated with commodities futures and options contracts.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

8.    COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended
	September 28, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$223,741

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(17,321)	$—	(17,321)
Pension and post-retirement benefit plans (a)	5,851	(2,227)	3,624
Cash flow hedges:
Losses on cash flow hedging derivatives	(2,017)	1,085	(932)
Reclassification adjustments (b)	(25,525)	9,981	(15,544)

Total other comprehensive loss	$(39,012)	$8,839	(30,173)

Comprehensive income			$193,568

	Three Months Ended
	September 29, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$232,985

Other comprehensive income (loss):
Foreign currency translation adjustments	$1,053	$—	1,053
Pension and post-retirement benefit plans (a)	9,930	(3,770)	6,160
Cash flow hedges:
Gains on cash flow hedging derivatives	91,656	(34,311)	57,345
Reclassification adjustments (b)	(4,342)	1,655	(2,687)

Total other comprehensive income	$98,297	$(36,426)	61,871

Comprehensive income			$294,856

	Nine Months Ended
	September 28, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$644,404

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(12,016)	$—	(12,016)
Pension and post-retirement benefit plans (a)	17,386	(6,602)	10,784
Cash flow hedges:
Gains on cash flow hedging derivatives	42,224	(15,375)	26,849
Reclassification adjustments (b)	(55,485)	19,919	(35,566)

Total other comprehensive loss	$(7,891)	$(2,058)	(9,949)

Comprehensive income			$634,455

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	September 29, 2013
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount

Net income			$634,395

Other comprehensive income (loss):
Foreign currency translation adjustments	$(17,928)	$—	(17,928)
Pension and post-retirement benefit plans (a)	32,231	(12,450)	19,781
Cash flow hedges:
Gains on cash flow hedging derivatives	97,686	(36,331)	61,355
Reclassification adjustments (b)	4,976	(1,895)	3,081

Total other comprehensive income	$116,965	$(50,676)	66,289

Comprehensive income			$700,684

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 13. Pension and Other Post-Retirement Benefit Plans.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 7. Financial Instruments and Fair Value.

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	September 28, 2014	December 31, 2013
Foreign currency translation adjustments	$(28,846)	$(16,830)
Pension and post-retirement benefit plans, net of tax	(188,850)	(199,634)
Cash flow hedges, net of tax	41,180	49,897
Total accumulated other comprehensive loss	$(176,516)	$(166,567)
9.    INVENTORIES
We value the majority of our inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	September 28, 2014	December 31, 2013
Raw materials	$303,338	$226,978
Goods in process	93,788	79,861
Finished goods	668,083	517,968
Inventories at FIFO	1,065,209	824,807
Adjustment to LIFO	(164,466)	(165,266)
Total inventories	$900,743	$659,541
Total inventories at September 28, 2014 included $85,772 relating to SGM and LSFC, the two businesses we acquired during the first nine months of 2014. In addition, raw materials at September 28, 2014 increased in part due to bulk purchases of certain ingredients at favorable pricing.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

10.    PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment were as follows:

	September 28, 2014	December 31, 2013
Land	$96,396	$96,334
Buildings	1,130,397	956,890
Machinery and equipment	3,006,583	2,726,170
Property, plant and equipment, gross	4,233,376	3,779,394
Accumulated depreciation	(2,154,663)	(1,974,049)
Property, plant and equipment, net	$2,078,713	$1,805,345

11.    DEBT AND FINANCING ARRANGEMENTS
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which expires in November 2018. At September 28, 2014, we had outstanding commercial paper totaling $329,987, at a weighted average interest rate of 0.09%. We had no commercial paper borrowings at December 31, 2013.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of September 28, 2014, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K.
At September 28, 2014, we reclassified to current liabilities $250,000 in outstanding principal amount relating to our 4.85% Notes which come due in August 2015.
Our short-term and long-term debt balances at September 28, 2014 include $96,868 and $16,253, respectively, related to debt assumed in the SGM acquisition.
In May 2012, we filed a Registration Statement on Form S-3 with the U.S. Securities and Exchange Commission that registered an indeterminate amount of debt securities. In April 2013, we repaid $250.0 million of 5.0% Notes due in 2013. In May 2013, we issued $250.0 million of 2.625% Notes due in 2023 under this Registration Statement.
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Interest expense	$23,441	$22,838	$69,839	$69,619
Interest income	(1,125)	(696)	(3,209)	(2,109)
Capitalized interest	(1,543)	(383)	(3,838)	(1,024)
Interest expense, net	$20,773	$21,759	$62,792	$66,486
12.    INCOME TAXES
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. The CRA commenced its audit of our Canadian income tax returns for 2010 through 2012 in the second quarter of 2014. During the fourth quarter of 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. During the third quarter of 2014, the CRA withdrew the proposed adjustments related to business realignment charges and transfer pricing of inventory, and we paid a $2.2 million assessment related to other cross-border adjustments. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada Competent Authority of the likely need for their assistance to resolve the adjustments. Accordingly, as of September 28, 2014, we recorded a non-current receivable of approximately $1.5 million associated with the anticipated resolution of the adjustments by the Competent Authority of each country.
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
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6.2 million within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

13.    PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$6,670	$7,830	$177	$274
Interest cost	12,218	10,984	2,927	2,686
Expected return on plan assets	(18,519)	(18,277)	—	—
Amortization of prior service cost	(167)	106	154	209
Recognized net actuarial loss (gains)	5,838	10,106	(36)	(73)
Administrative expenses	193	270	23	24
Net periodic benefit cost	$6,233	$11,019	$3,245	$3,120
We made contributions of $24,696 and $4,105 to the pension plans and other benefits plans, respectively, during the third quarter of 2014. In the third quarter of 2013, we made contributions of $28,647 and $6,254 to our pension plans and other benefits plans, respectively. The contributions in 2014 and 2013 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Components of net periodic benefit cost consisted of the following:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Service cost	$20,003	$23,528	$530	$821
Interest cost	36,643	32,986	8,778	8,063
Expected return on plan assets	(55,537)	(54,862)	—	—
Amortization of prior service cost	(501)	317	462	463
Recognized net actuarial loss (gains)	17,511	30,324	(107)	(55)
Administrative expenses	586	537	78	74
Net periodic benefit cost	$18,705	$32,830	$9,741	$9,366
We made contributions of $26,669 and $14,777 to the pension plans and other benefits plans, respectively, during the first nine months of 2014. In the first nine months of 2013, we made contributions of $29,875 and $18,275 to our pension plans and other benefits plans, respectively. The contributions in 2014 and 2013 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

14.    TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended September 28, 2014
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	2,112,408	$200,067
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	3,346,513	342,576
Total share repurchases	5,458,921	542,643
Shares issued for stock options and incentive compensation	(2,478,771)	(103,141)
Net change	2,980,150	$439,502
The $250 million share repurchase program approved by our Board of Directors in April 2011 was completed in the second quarter of 2014.
In February 2014, our Board of Directors approved an additional $250 million authorization to repurchase shares of our Common Stock. As of September 28, 2014, we had repurchased $75 million of our Common Stock under this program and $175 million remained available for repurchases. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Similar to prior programs, approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15.    CONTINGENCIES
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
On February 26, 2014, the District Court granted summary judgment to the Company in the cases brought by the direct purchaser plaintiffs that had not sought class certification as well as those that had been certified as a class. The direct purchaser plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Third Circuit (“Third Circuit”) in May 2014.
The remaining plaintiff groups - the putative class plaintiffs that purchased product indirectly for resale, the putative class plaintiffs that purchased product indirectly for use, and direct purchaser Associated Wholesale Grocers, Inc. - dismissed their cases with prejudice, subject to reinstatement if the Third Circuit were to reverse the District Court’s summary judgment decision. The District Court entered judgment closing the case on April 17, 2014.
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
16.    RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.

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
For the third quarter of 2014, our revenue increased 5.8% compared to the same period of 2013, as net sales, retail takeaway and market share trends improved versus the first half of the year. Our third quarter U.S. marketplace performance was solid, and we gained market share across chocolate, non-chocolate candy, gum and mint categories. By class-of-trade, we performed well in the U.S. convenience store, large mass and value channels. Our increased merchandising and programming in the convenience store channel during the quarter enabled us to generate 4% retail takeaway in this channel. However, retail store traffic and consumer trips continue to be irregular within the food channel, which has adversely impacted purchases of non-seasonal everyday candy products. Our Halloween seasonal volume growth was strong in all channels including food, but sell through of non-seasonal candy within the food channel weakened during the third quarter and into October, unfavorably impacting our product sales mix. Retail customer orders for Holiday products are solid as well and should benefit our revenue growth in the fourth quarter.
Our gross margin decreased 230 basis points in the third quarter of 2014, with the reduction driven by input cost inflation, due primarily to increased dairy costs, and higher supply chain costs, which included unfavorable freight and warehousing costs related to implementation of the price increase announced early in the third quarter as well as incremental packaging obsolescence costs. These additional cost of sales more than offset supply chain productivity and other cost savings initiatives, lower pension costs and limited net price realization from the recent price increase. Our third quarter earnings before interest and taxes (“EBIT”) decreased by 1.2%, while EBIT margin decreased by 130 basis points, reflecting the lower gross margin and a non-cash trademark impairment charge of $13.3 million relating to a non-chocolate brand, offset in part by reductions in advertising and related consumer marketing expense and other selling and administrative expense as a percentage of net sales. The combination of these factors, coupled with a higher effective income tax rate, led to a 4.0% decline in reported net income and 2.9% decline in reported earnings per share-diluted.
Over the remainder of the year and into 2015 we are focused on driving non-seasonal and seasonal net sales growth with the optimal mix of innovation, advertising, merchandising and programming that we believe positions us to win across the confectionery and broader snacks categories. Our fourth quarter U.S. launches of Brookside Crunchy Clusters, Reese's Crunchy Cup and Reese's Spreads in a take home jar are on track. However, due to the complex manufacturing process and greater than expected customer orders for Ice Breakers Cool Blasts Chews, the launch of this product is now scheduled for early 2015. In the fourth quarter of 2014, incremental Ice Breakers gum and mints programming is in the marketplace to partially offset the net sales that were anticipated from Ice Breakers Cool Blasts Chews. Our chocolate business in China continues to be strong with organic revenue expected to be about $200 million in 2014. However, net sales growth in select international export markets is mixed due to macroeconomic challenges. Therefore, including the impact of foreign currency exchange rates but excluding growth from acquisitions, our full year net sales growth outside of the U.S. and Canada is expected to be in the low double digits, down from our previous estimate of about 15%. As a result, we now estimate full year 2014 net sales growth to be around 4.75%, including the impact of foreign currency exchange rates and a contribution of less than 1% from 2014 acquisitions.
Given our results through the third quarter, coupled with the impact of unfavorable product mix and volatility in the commodity markets, primarily dairy, we currently expect our full year 2014 gross margin to decline around 60 basis points versus 2013. Total selling, marketing and administrative expenses are expected to be relatively consistent with prior year levels, as we leverage the investments in go-to-market capabilities established over the last few years. Therefore, we are currently anticipating earnings per share-diluted, as reported in accordance with GAAP, to increase 8% to 9% in 2014 compared with 2013. We anticipate adjusted earnings per share-diluted growth for the full year to be around 8%, as reflected in the reconciliation of reported to adjusted earnings per share-diluted projections provided below.
At the end of the third quarter, we closed on the Shanghai Golden Monkey acquisition. This strategic acquisition advances our international growth agenda and builds on our commitment to the China market. We plan to leverage SGM's diverse product portfolio and strong sales force to build on the organic growth we have delivered in China over the past several years. The acquisition of SGM is expected to make China our second largest market by the end of 2015, with annual net sales of approximately $500 million.

Looking to 2015, we have many new products that we believe will bring variety, news and excitement to the category. We expect to launch Kit Kat White Minis, Hershey's Caramels, Ice Breakers Cool Blasts Chews, Reese's Spreads Snacksters Graham Dippers, as well as some other yet to be announced new products. We will also continue to work with our retail customers over the remainder of this year and into 2015 to ensure that implementation of the previously announced price increase is supported with the right mix of customer trade promotions and merchandising to reduce the impact of volume elasticity. As it relates to our India business, we are planning to make select product line changes, including ending edible oil sales as our brand license expires and rationalizing certain other low margin products in an effort to improve our product portfolio. We expect these changes to unfavorably impact our 2015 sales growth by around 40 basis points.
We currently estimate full year 2015 net sales growth of 7% to 9%, including the impact of foreign currency exchange rates and a contribution from acquisitions of approximately 2.5%. We remain focused on gross margin and expect the previously announced pricing action, as well as productivity and cost savings, to result in gross margin expansion next year and to drive 2015 growth in reported earnings per share-diluted in a range of 10% to 12%. We expect growth in adjusted earnings per share-diluted to be in line with our long-term target of 9% to 11%, as reflected in the reconciliation of reported to adjusted projections for 2015 provided below.
NOTE: In the outlook section above, we have provided earnings per share measures excluding certain items. These non-GAAP financial measures are used in evaluating results of operations for internal purposes. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with GAAP. Rather, we believe exclusion of such items provides additional information to investors to facilitate the comparison of past and present operations.
In 2013, we recorded pre-tax acquisition closing and integration costs of $4.1 million, or $0.03 per share-diluted, related primarily to the Shanghai Golden Monkey acquisition. In 2013, we recorded charges of $19.0 million, or $0.05 per share-diluted, attributable to the Next Century program and $10.9 million, or $0.03 per share-diluted, of non-service related pension expense.
In 2014, we expect to record pre-tax charges of approximately $38 million to $41 million, or $0.11 to $0.13 per share-diluted. This is greater than the previous estimate of $18 million to $23 million, or $0.05 to $0.07 per share-diluted, primarily due to the aforementioned non-cash impairment charge. The current estimate assumes net acquisition transaction and integration costs, primarily for Shanghai Golden Monkey, of $0.05 to $0.06 per share-diluted, charges attributable to the Next Century program and other supply chain programs of $0.03 to $0.04 per share-diluted, a benefit from non-service related pension income of $0.01 per share-diluted, and a non-cash impairment charge of $0.04 per share-diluted.
Below is a reconciliation of full-year 2013 and projected 2014 and 2015 earnings per share-diluted as reported in accordance with GAAP to non-GAAP 2013 adjusted earnings per share-diluted and projected adjusted earnings per share-diluted for 2014 and 2015:

	2013	2014 (Projected)	2015 (Projected)
Reported EPS-Diluted	$3.61	$3.88 ‑ $3.92	$4.27 ‑ $4.40
Acquisition closing and integration charges	0.03	0.05 ‑ 0.06	0.03 ‑ 0.04
Business realignment charges	0.05	0.03 ‑ 0.04	0.02 ‑ 0.03
Trademark impairment charge	—	0.04	—
Non-service related pension expense (income)	0.03	(0.01)	0.02 ‑ 0.03
Adjusted EPS-Diluted	$3.72	$4.01 ‑ $4.03	$4.37 ‑ $4.47

SUMMARY OF OPERATING RESULTS

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	Percent Change Increase (Decrease)	September 28, 2014	September 29, 2013	Percent Change Increase (Decrease)
In millions except per share amounts
Net Sales	$1,961.5	$1,853.9	5.8%	$5,411.7	$5,189.8	4.3%
Cost of Sales	1,101.4	998.3	10.3%	2,962.6	2,766.4	7.1%
Gross Profit	860.1	855.6	0.5%	2,449.1	2,423.5	1.1%
Gross Margin	43.8%	46.1%		45.3%	46.7%
Selling, Marketing & Administrative (“SM&A”) Expense	477.5	482.0	(0.9)%	1,381.3	1,378.7	0.2%
SM&A Expense as a percent of sales	24.3%	26.0%		25.5%	26.6%
Business Realignment and Impairment Charges, net	16.4	2.9	459.0%	20.5	13.4	53.7%
EBIT	366.2	370.6	(1.2)%	1,047.3	1,031.4	1.5%
EBIT Margin	18.7%	20.0%		19.4%	19.9%
Interest Expense, net	20.8	21.8	(4.5)%	62.8	66.5	(5.6)%
Provision for Income Taxes	121.7	115.9	5.0%	340.1	330.5	2.9%
Effective Income Tax Rate	35.2%	33.2%		34.5%	34.3%
Net Income	$223.7	$233.0	(4.0)%	$644.4	$634.4	1.6%
Net Income Per Share-Diluted	$1.00	$1.03	(2.9)%	$2.86	$2.79	2.5%

Note: Percentage changes may not compute directly as shown, due to rounding of the amounts presented above.
Results of Operations - Third Quarter 2014 vs. Third Quarter 2013
Net Sales
Net sales increased 5.8% in the third quarter of 2014 over the comparable period of 2013, driven by higher volume, offset in part by a 0.2% unfavorable impact from foreign currency and higher levels of trade promotion to support execution of the price increase announced early in the third quarter. Excluding foreign currency, our organic net sales growth was 6.0%. The sales volume increase was primarily associated with incremental sales of new products and strong seasonal orders in the United States and core volume growth in our key international markets. New products contributed 50% of our total volume increase in the quarter and included York Minis, Brookside Crunchy Clusters, Lancaster Creme Caramels, and Hershey Spreads. Net sales outside of the United States and Canada increased by 18.4% due to volume increases, partially offset by unfavorable net price realization and foreign exchange impacts. Trade activities contributed to volume growth in China, India and certain other Asia markets. In the quarter, net sales in Brazil increased approximately 6%, while net sales in Mexico declined approximately 4%. The macroeconomic operating environment in both of these countries remains challenging.
Key Marketplace Metrics
For the 12-week period ended October 4, 2014, our U.S. candy, mint and gum (CMG) retail takeaway increased 3.3% and our market share was up 0.5 points as compared with the same period of 2013. Consumer takeaway and market share are provided for channels of distribution accounting for approximately 90% of our U.S.confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. Hershey's Spreads, the jar and instant consumable pack types, is not captured in the CMG database referenced herein, as Nielsen captures this within grocery items.
Cost of Sales and Gross Margin
Cost of sales increased by 10.3% in the third quarter of 2014 compared to the same period of 2013. Higher costs associated with sales volume increases, higher commodity and other incremental supply chain costs, and unfavorable sales mix increased total cost of sales by approximately 12.5%. These increases were offset in part by supply chain productivity and lower pension costs, which together lowered cost of sales by 2.2%.
Gross margin decreased by 230 basis points in the third quarter of 2014 compared to the same period of 2013. Supply chain productivity and other cost savings initiatives as well as operating leverage from the higher sales volumes collectively improved gross margin by 130 basis points. However, these benefits were more than offset by higher commodity and other input costs, primarily dairy ingredients, unfavorable sales mix, and a higher trade rate due to the timing of merchandising and programming activities. Additionally, we incurred other unplanned supply chain costs, such as packaging obsolescence, and higher freight and warehousing costs relating to the price increase announced early in the third quarter. These unfavorable impacts to our cost of sales reduced gross profit margin by approximately 360 basis points.
Selling, Marketing and Administrative
Total selling, marketing and administrative expenses decreased by 0.9% in the third quarter of 2014 compared to the same period of 2013. Advertising and related consumer marketing expense increased 0.9% during the quarter. Excluding these advertising and related consumer marketing costs, the third quarter's selling and administrative expenses decreased by 1.1% as compared to the third quarter of 2013. Our selling and administrative expenses decreased during the third quarter of 2014 due to reduced incentive costs, partially offset by additional investments in our international businesses and selling resources in North America.
Business Realignment and Impairment Charges
In the third quarter of 2014 and 2013, we recorded total business realignment and impairment charges of $16.4 million and $2.9 million, respectively.
In the third quarter of 2014, we recorded an impairment charge of $13.3 million relating to a non-chocolate brand. The remaining 2014 charges, as well as the 2013 charges, primarily related to costs for the demolition of a former manufacturing facility, as part of the Next Century program, which will be substantially complete as of year end.
Income Before Interest and Income Taxes and EBIT Margin
EBIT decreased 1.2% in the third quarter of 2014 compared with the third quarter of 2013 due primarily to the higher cost of sales and trademark impairment charge noted previously, offset in part by lower selling, marketing and administrative costs.
EBIT margin decreased 130 basis points to 18.7% for the third quarter of 2014 from 20.0% for the third quarter of 2013, due to the decrease in gross margin, partially offset by lower selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was $1.0 million lower in the third quarter of 2014 than the comparable period of 2013 due primarily to higher interest income earned on short-term investments as well as a greater level of capitalized interest in 2014.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 35.2% for the third quarter of 2014 compared with 33.2% for the third quarter of 2013. The effective income tax rate in 2014 is higher due to unfavorable tax return true-up adjustments and unfavorable shifts of taxable income to higher tax jurisdictions, partially offset by favorable settlement of Canadian assessments and tax benefits associated with business realignment and acquisition related costs.
Net Income and Net Income Per Share
Net income in the third quarter of 2014 decreased $9.2 million, or 4.0%, while earnings per share-diluted (EPS) in the third quarter of 2014 decreased $0.03, or 2.9%, compared with the third quarter of 2013. The decreases in both net income and EPS were driven by higher cost of sales and business realignment and impairment charges, as noted above. Our third quarter 2014 EPS benefited from lower weighted-average shares outstanding, resulting from recent share repurchases pursuant to our Board-approved repurchase programs.

Net income and EPS for the third quarter of 2014 include the impacts of 1) a $0.9 million benefit, with an insignificant impact on EPS, reflecting acquisition and transaction costs principally associated with the Shanghai Golden Monkey acquisition, more than offset by a foreign currency gain related to our strategy to cap the acquisition price as denominated in U.S. dollars, 2) $9.9 million, or $0.05 EPS, of business realignment and impairment charges, and 3) the benefit of $0.3 million of non-service related pension income, which also had an insignificant impact on EPS. Net income and EPS for the third quarter of 2013 include the impacts of 1) $1.9 million, or $0.01 EPS, from business realignment charges, and 2) $1.7 million of non-service related pension expense, with an insignificant impact on EPS. Excluding the impact of these items from the third quarter of 2014 and 2013, net income decreased $2.4 million, or 1.0%, and EPS increased $0.01, or 1.0%, also for the reasons noted above.
Results of Operations - First Nine Months 2014 vs. First Nine Months 2013
Net Sales
Net sales increased 4.3% in the first nine months of 2014 over the comparable period of 2013, up 5.4% on higher volume, offset in part by a 0.6% unfavorable impact from foreign currency and higher trade promotions. Excluding foreign currency, our organic net sales growth was 4.9%. The sales volume increase was primarily associated with incremental sales of new products in the United States and our key international markets. New products contributing most significantly to our year-over-year increase included Lancaster Creme Caramels, York Minis, Hershey Spreads, and Kit Kat Minis. Net sales outside of the United States and Canada increased by 7.6% due to volume increases, partially offset by unfavorable net price realization and unfavorable foreign exchange impacts.
Key Marketplace Metrics
For the year-to-date period ended October 4, 2014, our U.S. CMG retail takeaway increased 2.3% compared with the same period of 2013. Market share in measured channels increased 0.2 share points in the first nine months of 2014 compared with the same period of 2013.
Cost of Sales and Gross Margin
Cost of sales increased by approximately 7.1% in the first nine months of 2014. Higher commodity and other input costs, higher costs associated with sales volume increases, and unfavorable sales mix increased total cost of sales by approximately 9.1%. These increases were offset in part by supply chain productivity and lower pension costs, which together lowered cost of sales by 2.0%.
Gross margin decreased by 140 basis points in the first nine months of 2014 compared to the same period of 2013. Higher commodity and other input costs, supply chain cost inflation, and unfavorable sales mix together reduced gross profit margin by approximately 260 basis points. These reductions were partially offset by supply chain productivity and other cost savings initiatives and operating leverage from the higher sales volumes, which together improved gross margin by 120 basis points.
Selling, Marketing and Administrative
Selling, marketing and administrative expenses increased by 0.2% in the first nine months of 2014. This includes a reduction of 2.2% in advertising and related consumer marketing expenses due to the timing of new product launches, a reduction in media production costs and a decision to shift resources to other more productive areas. Despite the decline in advertising and related consumer marketing expenses through the first nine months, for the full year, advertising gross rating points remain on track to increase mid-single digits on a percentage basis versus last year.
Excluding advertising and related consumer marketing costs, selling and administrative expenses increased 0.9%, primarily reflecting higher employee-related expenses and transaction costs associated with the acquisition of Shanghai Golden Monkey. These costs were partially offset by the $4.6 million gain recorded on the LSFC acquisition and the $5.6 million in foreign currency gains realized on forward contracts related to the manufacturing facility under construction in Johor, Malaysia.

Business Realignment and Impairment Charges
In the first nine months of 2014 and 2013, we recorded business realignment and impairment charges of $20.5 million and $13.4 million, respectively. In the third quarter of 2014, we recorded an impairment charge of $13.3 million relating to a non-chocolate brand. The remaining 2014 charges, as well as the 2013 charges, primarily related to costs for the demolition of a former manufacturing facility, as part of the Next Century program.
Income Before Interest and Income Taxes and EBIT Margin
EBIT increased 1.5% in the first nine months of 2014 compared with the same period of 2013 due primarily to lower advertising and consumer marketing costs.
EBIT margin decreased 50 basis points to 19.4% for the first nine months of 2014 from 19.9% for the first nine months of 2013, due mainly to lower gross margin, partially offset by lower selling, marketing and administrative expenses as a percent of net sales.
Interest Expense, Net
Net interest expense was $3.7 million lower in the first nine months of 2014 than the comparable period of 2013 due primarily to higher interest income earned on short-term investments as well as a greater level of capitalized interest in 2014.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.5% for the first nine months of 2014 compared with 34.3% for the first nine months of 2013. The 2014 effective income tax rate is higher due to unfavorable tax return true-up adjustments and unfavorable shifts of taxable income to higher tax jurisdictions, mostly offset by favorable settlement of Canadian assessments and favorable settlement of U.S. audits.
Net Income and Net Income Per Share
Net income for the first nine months of 2014 increased $10.0 million, or 1.6%, while EPS increased $0.07, or 2.5%, compared with the same period of 2013. The increases in both net income and EPS were driven by higher sales, offset by higher commodity costs, unfavorable sales mix, and higher selling, marketing and administrative expenses, as noted above. Our 2014 EPS also benefited from lower weighted-average shares outstanding, resulting from recent share repurchases pursuant to our Board-approved repurchase programs.
Net income and EPS for the first nine months of 2014 include the impacts of 1) $7.5 million, or $0.03 EPS, of acquisition and transaction costs, 2) $13.2 million, or $0.06 EPS, of business realignment and impairment charges, and 3) the benefit of $1.0 million of non-service related pension income, which had an insignificant impact on EPS. Net income and EPS for the first nine months of 2013 include the impacts of 1) $0.7 million related to acquisition transaction and integration costs, with an insignificant impact on EPS, 2) $8.4 million, or $0.04 EPS, of business realignment charges, and 3) $5.2 million, or $0.03 EPS, of non-service related pension expense. Excluding the impact of these items from the first nine months of 2014 and 2013, net income increased $15.5 million, or 2.4%, and EPS increased $0.09, or 3.1%, also for the reasons noted above.

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
At September 28, 2014, our cash and cash equivalents totaled $477.1 million, and we held short-term investments, in the form of term deposits with maturities of one-year, totaling $98.3 million. In total, our cash and short-term investments declined $543.1 million during the first nine months of 2014 compared to the balance of $1.1 billion at December 31, 2013, as a result of the uses of cash outlined in the discussion that follows. Cash flow from operations is expected to increase in the fourth quarter given the seasonal nature of our business.
Approximately 40% of the balance of our cash, cash equivalents and short term investments at September 28, 2014 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $387.4 million in the first nine months of 2014, $236.3 million less than was generated in the same period of 2013. During the 2014 period, we used $72 million more in working capital (reflected by the change in trade accounts receivable, inventory and accounts payable), as a result of higher accounts receivable due to the higher sales volumes, higher finished goods inventory levels in support of China growth, and higher raw material inventories due to bulk purchases of certain ingredients at favorable pricing. The phasing of our advertising spend, reductions in other consumer marketing accruals and lower incentive accruals resulted in a $112 million higher use of cash in the 2014 period versus 2013. Additionally, the variance in non-cash derivative gains amortized into income drove an additional $60 million reduction in 2014 cash flow relative to 2013.
We used net cash in investing activities of $692.4 million in the first nine months of 2014, $463.2 million more than we used in the same period of 2013, with the increase due mainly to cash of $372.5 million used to acquire SGM, partially offset by net cash received of $10.0 million relating to the LSCF acquisition, whereby cash acquired in the transaction exceeded the $5.6 million paid for the controlling interest. Further details regarding these business acquisitions are described in Note 2. Business Acquisitions, in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements. In addition, we used cash of $98.3 million to purchase short-term investments in 2014.
We used net cash in financing activities of $336.5 million in the first nine months of 2014, which was $85.0 million less than we used in the same period of 2013. During the 2014 period, we spent $237.1 million more for share repurchases, and we paid $36.9 million more in dividends. These cash outflows were more than offset by increases in short-term debt, largely due to the $330.0 million in proceeds we received from the issuance of commercial paper used for general corporate purposes in the third quarter of 2014. We expect to generate sufficient cash flow from operations to repay the commercial paper borrowings by mid-November 2014.
On October 3, 2014, our Board of Directors declared a quarterly dividend of $0.535 on the Common Stock and a dividend of $0.486 on the Class B Common Stock to be payable on December 15, 2014 to stockholders of record as of November 25, 2014.
Recent Accounting Pronouncements
Information on recently adopted and recently issued accounting standards is included in Note 16. Recent Accounting Pronouncements, in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The potential net loss in fair value of interest rate swap agreements resulting from a hypothetical near-term adverse change in market rates of ten percent was $19.9 million as of September 28, 2014 and $8.0 million as of December 31, 2013. The potential net loss in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of ten percent was $5.7 million as of September 28, 2014 and $12.9 million as of December 31, 2013. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased to $44.6 million as of September 28, 2014 from $10.6 million as of December 31, 2013. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period presented.
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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Information on legal proceedings is included in Note 15. Contingencies in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements.
Item 1A - Risk Factors
Risk Factors as of September 28, 2014 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of Hershey for each fiscal month in the three months ended September 28, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
June 30 through July 27, 2014	80,000	$95.42	—	$250,000
July 28 through August 24, 2014	980,290	$89.46	840,290	$175,001
August 25 through September 28, 2014	120,000	$92.12	—	$175,001
Total	1,180,290	$90.14	840,290

(1)
All of the shares of Common Stock purchased during the three months ended September 28, 2014 were purchased in open market transactions. We purchased 340,000 shares of Common Stock during the three months ended September 28, 2014 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2014, our Board of Directors approved a $250 million share repurchase authorization. As of September 28, 2014, $175 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

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

THE HERSHEY COMPANY
(Registrant)

Date: October 31, 2014	/s/ David W. Tacka
David W. Tacka
Chief Financial Officer
(Principal Financial Officer)

Date: October 31, 2014	/s/ Richard M. McConville
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