Form 10-Q
period 2015-04-05
HERSHEY CO
filed 2015-05-01
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 5, 2015
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
Common Stock, $1 par value – 158,425,772 shares, as of April 24, 2015.
Class B Common Stock, $1 par value – 60,619,777 shares, as of April 24, 2015.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
Net sales	$1,937,800	$1,871,813
Costs and expenses:
Cost of sales	1,036,957	1,000,323
Selling, marketing and administrative	504,170	464,959
Business realignment charges	2,667	2,925
Total costs and expenses	1,543,794	1,468,207
Income before interest and income taxes	394,006	403,606
Interest expense, net	19,202	21,285
Income before income taxes	374,804	382,321
Provision for income taxes	130,067	129,826
Net income	$244,737	$252,495

Net income per share – basic:
Common stock	$1.14	$1.16
Class B common stock	$1.04	$1.04

Net income per share – diluted:
Common stock	$1.10	$1.11
Class B common stock	$1.03	$1.03

Dividends paid per share:
Common stock	$.535	$.485
Class B common stock	$.486	$.435

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
Net income	$244,737	$252,495
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(27,718)	(468)
Pension and post-retirement benefit plans	5,461	3,560
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(26,092)	20,439
Reclassification adjustments	(399)	(9,239)
Total other comprehensive (loss) income, net of tax	(48,748)	14,292
Total comprehensive income	195,989	266,787
Comprehensive loss attributable to redeemable and noncontrolling interests	3,509	—
Comprehensive income attributable to The Hershey Company	$199,498	$266,787

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	April 5, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$305,690	$374,854
Short-term investments	99,483	97,131
Accounts receivable – trade, net	606,687	596,940
Inventories	745,761	801,036
Deferred income taxes	119,497	100,515
Prepaid expenses and other	230,981	276,571
Total current assets	2,108,099	2,247,047
Property, plant and equipment, net	2,149,215	2,151,901
Goodwill	933,771	792,955
Other intangibles	407,756	294,841
Other assets	158,621	142,772
Total assets	$5,757,462	$5,629,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$449,149	$482,017
Accrued liabilities	704,283	813,513
Accrued income taxes	121,811	4,616
Short-term debt	649,103	384,696
Current portion of long-term debt	250,784	250,805
Total current liabilities	2,175,130	1,935,647
Long-term debt	1,560,265	1,548,963
Other long-term liabilities	541,058	526,003
Deferred income taxes	136,493	99,373
Total liabilities	4,412,946	4,109,986

Redeemable noncontrolling interest	28,618	—

Stockholders' equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at April 5, 2015 and December 31, 2014, respectively	—	—
Common stock, shares issued: 299,281,967 and 299,281,967 at April 5, 2015 and December 31, 2014, respectively	299,281	299,281
Class B common stock, shares issued: 60,619,777 and 60,619,777 at April 5, 2015 and December 31, 2014, respectively	60,620	60,620
Additional paid-in capital	745,896	754,186
Retained earnings	5,991,140	5,860,784
Treasury – common stock shares, at cost: 140,790,665 and 138,856,786 at April 5, 2015 and December 31, 2014, respectively	(5,427,060)	(5,161,236)
Accumulated other comprehensive loss	(403,812)	(358,573)
The Hershey Company stockholders’ equity	1,266,065	1,455,062
Noncontrolling interests in subsidiaries	49,833	64,468
Total stockholders' equity	1,315,898	1,519,530
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$5,757,462	$5,629,516
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 5, 2015	March 30, 2014
Operating Activities
Net income	$244,737	$252,495
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,338	49,303
Stock-based compensation expense	13,889	12,955
Excess tax benefits from stock-based compensation	(17,066)	(38,962)
Deferred income taxes	(11,577)	(7,917)
Non-cash business realignment charges	4,934	—
Contributions to pension and other benefit plans	(5,307)	(6,691)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	(5,965)	(140,912)
Inventories	79,220	31,614
Accounts payable and accrued liabilities	(124,585)	(47,826)
Other assets and liabilities	19,784	99,698
Net cash provided by operating activities	256,402	203,757
Investing Activities
Capital additions	(57,781)	(73,521)
Capitalized software additions	(4,954)	(5,986)
Proceeds from sales of property, plant and equipment	214	436
Proceeds from sale of business	32,408	—
Business acquisitions, net of cash and cash equivalents acquired	(218,952)	10,035
Net cash used in investing activities	(249,065)	(69,036)
Financing Activities
Net increase in short-term debt	288,946	8,146
Long-term borrowings	944	78
Repayment of long-term debt	(328)	(393)
Cash dividends paid	(114,381)	(105,310)
Exercise of stock options	37,925	79,977
Excess tax benefits from stock-based compensation	17,066	38,962
Contributions from noncontrolling interests	—	2,940
Repurchase of common stock	(306,673)	(271,533)
Net cash used in financing activities	(76,501)	(247,133)
Decrease in cash and cash equivalents	(69,164)	(112,412)
Cash and cash equivalents, beginning of period	374,854	1,118,508
Cash and cash equivalents, end of period	$305,690	$1,006,096
Supplemental Disclosure
Interest paid	$27,745	$29,054
Income taxes paid	$17,845	$16,054
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2014	$—	$299,281	$60,620	$754,186	$5,860,784	$(5,161,236)	$(358,573)	$64,468	$1,519,530
Net income					244,737				244,737
Other comprehensive loss							(45,239)	(1,175)	(46,414)
Dividends:
Common stock, $0.535 per share					(84,920)				(84,920)
Class B common stock, $0.486 per share					(29,461)				(29,461)
Stock-based compensation				13,076					13,076
Exercise of stock options and incentive-based transactions				298		40,849			41,147
Repurchase of common stock						(306,673)			(306,673)
Reclassification to redeemable noncontrolling interest				(21,664)				(13,428)	(35,092)
Loss of noncontrolling interest								(32)	(32)
Balance, April 5, 2015	$—	$299,281	$60,620	$745,896	$5,991,140	$(5,427,060)	$(403,812)	$49,833	$1,315,898

See Notes to Unaudited Consolidated Financial Statements.

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
Operating results for the quarter ended April 5, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015.  Retrospective application is required and early adoption is permitted.  The adoption of ASU No. 2015-03 is not expected to have a significant impact on our consolidated financial statements or related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or related disclosures.
2. BUSINESS ACQUISITIONS AND DIVESTITURES
Acquisitions of businesses are accounted for as purchases and, accordingly, their results of operations are included in the consolidated financial statements from the respective dates of the acquisitions. The purchase price for business acquisitions is allocated to the assets acquired and liabilities assumed.
2015 Acquisition
KRAVE Pure Foods
In March 2015, we completed the acquisition of all of the outstanding shares of KRAVE Pure Foods, Inc. (“Krave”), manufacturer of KRAVE jerky, a leading all-natural snack brand of premium jerky products. The transaction will allow Hershey to tap into the rapidly growing meat snacks category and further expand into the broader snacks space. Krave is headquartered in Sonoma, California and generated 2014 annual sales of approximately $35 million.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We paid cash consideration totaling $220,314, which remains subject to a working capital adjustment. We also agreed to pay additional cash consideration of up to $20,000 to the Krave shareholders if certain defined targets related to net sales and gross profit margin are met or exceeded during the twelve-month periods ending December 31, 2015 or March 31, 2016. The estimated fair value of the additional cash consideration of $16,800 was recorded in accrued liabilities in the Consolidated Balance Sheet at April 5, 2015.
The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$147,334
Trademarks	112,000
Other intangible assets	17,000
Other assets, primarily current assets, net of cash acquired totaling $1,362	9,497
Current liabilities	(2,735)
Non-current deferred tax liabilities	(47,344)
Net assets acquired	$235,752
The purchase price allocation presented above is preliminary. We are in the process of refining the valuations of acquired assets and liabilities and expect to finalize the purchase price allocation by the end of 2015.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill resulting from the acquisition is attributable primarily to the value of leveraging our brand building expertise, consumer insights, supply chain capabilities and retail relationships to accelerate growth and access to KRAVE products. The recorded goodwill is not expected to be deductible for tax purposes.
Acquired trademarks were assigned estimated useful lives of 22 years, while other intangibles, including customer relationships and covenants not to compete, were assigned estimated useful lives ranging from 5 to 16 years.
Updates to 2014 Acquisitions
A more complete description of our acquisition activity for the year ended December 31, 2014 can be found in Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”)
At December 31, 2014, we had recorded a receivable of $37,860, reflecting our best estimate of the amount due from the selling SGM shareholders for the working capital and net debt adjustments. In addition, at December 31, 2014, we had recorded a liability of $100,067, reflecting the fair value of the future payment to be made to the SGM shareholders for the remaining 20% of the outstanding shares of SGM.
During the first quarter of 2015, we came to an agreement with the selling SGM shareholders to revise the aforementioned receivable and liability balances to reflect partial settlement of the receivable. As a result, the receivable was adjusted to $8,685 and the liability was adjusted to $76,815 at April 5, 2015. Such amounts are recorded in the Consolidated Balance Sheets within prepaid expenses and other and accrued liabilities, respectively. During the first quarter of 2015, goodwill was increased by $6,623 to recognize revisions to the estimated value of assets and liabilities acquired in the acquisition. We are continuing to refine the valuations of acquired assets and liabilities and expect to finalize the purchase price allocation in mid-2015. Most notably, we are conducting additional procedures to assess the valuation of working capital-related balances at the acquisition date.
The Allan Candy Company Limited (“Allan”)
During the first quarter of 2015, we increased goodwill by $1,588 to recognize revisions to the preliminary fair value of net assets acquired. We expect to finalize the purchase price allocation for Allan by mid-2015.
Pro forma results of operations have not been presented for these acquisitions, as the impact on our consolidated financial statements is not considered to be material.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

2015 Divestiture
Mauna Loa Macadamia Nut Corporation (“Mauna Loa”)
In December 2014, we entered into an agreement to sell the Mauna Loa. The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of approximately $32,400. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits.
Mauna Loa had historically been reported within our North America segment. Its operations were not material to our annual net sales, net income or earnings per share. Amounts classified as assets and liabilities held for sale at December 31, 2014 were presented within prepaid expenses and other assets and accrued liabilities, respectively, and included the following:

Assets held for sale
Inventories	$21,489
Prepaid expenses and other	173
Property, plant and equipment, net	12,691
Other intangibles	12,705
$47,058
Liabilities held for sale
Accounts payable and accrued liabilities	$3,726
Other long-term liabilities	9,029
$12,755
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the quarter ended April 5, 2015 are as follows:

	North America	International and Other	Total
Balance at December 31, 2014	$533,349	$259,606	$792,955
Acquired during the period	147,334	—	147,334
Purchase price allocation adjustments	1,588	6,623	8,211
Foreign currency translation	(8,830)	(5,899)	(14,729)
Balance at April 5, 2015	$673,441	$260,330	$933,771
The following table provides a summary of the major categories of intangible assets:

	April 5, 2015	December 31, 2014
Intangible assets not subject to amortization:
Trademarks	$44,822	$45,000
Intangible assets subject to amortization:
Trademarks, customer relationships, patents and other finite-lived intangibles	413,482	295,375
Less: accumulated amortization	(50,548)	(45,534)
Total other intangible assets	$407,756	$294,841
Total amortization expense for the quarters ended April 5, 2015 and March 30, 2014 was $5,014 and $2,505, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

4. DEBT AND FINANCING ARRANGEMENTS
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which expires in November 2019. At April 5, 2015, we had outstanding commercial paper totaling $320,841, at a weighted average interest rate of 0.12%. At December 31, 2014, we had outstanding commercial paper totaling $54,995, at a weighted average interest rate of 0.09%.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 5, 2015, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $328,262 and $329,701 at April 5, 2015 and December 31, 2014, respectively.
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended
	April 5, 2015	March 30, 2014
Interest expense	$23,024	$23,314
Interest income	(805)	(946)
Capitalized interest	(3,017)	(1,083)
Interest expense, net	$19,202	$21,285
5. FINANCIAL INSTRUMENTS AND FAIR VALUE
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
We also use derivatives that do not qualify for hedge accounting treatment. We account for such derivatives at market value with the resulting gains and losses reflected in the income statement. We do not hold or issue derivative instruments for trading or speculative purposes.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

hedged include the euro, Canadian dollar, Malaysian ringgit, Chinese renminbi, Japanese yen, Mexican peso and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $16,584 at April 5, 2015 and $22,725 at December 31, 2014. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $35,035 at April 5, 2015 and $4,144 at December 31, 2014. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements that effectively convert variable rate debt to a fixed interest rate. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments in cash flow hedging relationships was $750,000 at April 5, 2015 and December 31, 2014.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest rate and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $450,000 at April 5, 2015 and December 31, 2014.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. We use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of contracts outstanding was $24,400 and $26,417 at April 5, 2015 and December 31, 2014, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Derivative Instruments
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 5, 2015 and December 31, 2014 :

	April 5, 2015		December 31, 2014
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$1,740	$—	$9,944
Foreign exchange contracts (3)	3,269	3,096	2,196	2,447
Interest rate swap agreements (4)	—	57,859	—	29,505
Cross-currency swap agreement (5)	2,790	—	2,016	—
	6,059	62,695	4,212	41,896
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	13,771	—	1,746	—

Derivatives not designated as hedging instruments:
Deferred compensation derivatives (6)	172	—	1,074	—
Foreign exchange contracts (3)	1,656	1,121	4,049	2,334
	1,828	1,121	5,123	2,334
Total	$21,658	$63,816	$11,081	$44,230

(1)
Derivative assets are classified on our balance sheet within prepaid expenses and other if current and other assets if non-current. Derivative liabilities are classified on our balance sheet within accrued liabilities if current and other long-term liabilities if non-current.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of April 5, 2015, accrued liabilities reflects the net of assets of $52,338 and accrued liabilities of $52,406 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in accrued liabilities at December 31, 2014 were assets of $51,225 and accrued liabilities of $56,840. At April 5, 2015, the remaining amount reflected in liabilities related to the fair value of non-exchange traded derivative instruments. At December 31, 2014, the remaining amount reflected in liabilities related to the fair value of options contracts and other non-exchange traded derivative instruments.

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of April 5, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,811,049 as of April 5, 2015, compared with a fair value of $2,008,734. The estimated fair value of long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 5, 2015 and March 30, 2014 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in accumulated other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Losses recognized in income (ineffective portion) (c)
	2015	2014	2015	2014	2015	2014	2015	2014
Commodities futures and options	$(2,777)	$2,339	$(15,098)	$39,955	$1,200	$15,900	$(287)	$(412)
Foreign exchange contracts	(67)	(10,468)	1,240	1,136	341	143	—	—
Interest rate swap agreements	—	—	(28,354)	(8,648)	(1,189)	(1,127)	—	—
Deferred compensation derivatives	172	69	—	—	—	—	—	—
Total	$(2,672)	$(8,060)	$(42,212)	$32,443	$352	$14,916	$(287)	$(412)

(a)
Gains (losses) recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

(b)
Gains reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and for foreign currency forward exchange contracts designated as hedges of purchases of inventory or other productive assets. Other gains for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. Losses reclassified from accumulated OCI into income for interest rate swap agreements were included in interest expense.

(c)	Losses representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts.
The amount of net losses on cash flow hedging derivatives, including interest rate swap agreements, foreign currency forward exchange contracts, and commodities futures and options contracts, expected to be reclassified into income in the next 12 months was approximately $6,811 after tax as of April 5, 2015. This amount was primarily associated with commodities futures contracts.
Fair Value Hedges
For the three months ended April 5, 2015, we recognized a net pretax benefit to interest expense of $2,095 relating to our fixed-to-floating interest rate swap arrangements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

6. NONCONTROLLING INTERESTS IN SUBSIDIARIES
We currently own a 50% controlling interest in Lotte Shanghai Food Company (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
We also own a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. At the end of 2014, per the terms of the prevailing quotaholder’s agreement, Bauducco provided notice of its intent to sell its 49% interest to us at an amount equal to fair value.
Because the noncontrolling interest is redeemable as a result of the put right, the presentation of the noncontrolling interest has been revised to be reflected as a redeemable noncontrolling interest within the balance sheet as of April 5, 2015. In addition, the balance was increased in the first quarter of 2015 by $21,664, in order to reflect the balance at its estimated redemption value based on the current internal valuation for the business. The offset of this adjustment was recorded to additional paid in capital. Our purchase of the redeemable noncontrolling interest is expected to be finalized in the second quarter of 2015.

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance, December 31, 2014	$64,468	$—
Reclassification from Total Equity to Redeemable Noncontrolling Interest	(13,428)	13,428
Net loss attributable to noncontrolling interests (1)	(32)	(1,794)
Other comprehensive loss - foreign currency translation adjustments	(1,175)	(2,334)
Adjustment to redemption value	—	21,664
Other	—	(2,346)
Balance, April 5, 2015	$49,833	$28,618
(1) Amounts are deemed to be immaterial and are presented within selling, marketing and administrative expenses.
7. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended
	April 5, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$244,737
Other comprehensive (loss) income:
Foreign currency translation adjustments	$(27,718)	$—	(27,718)
Pension and post-retirement benefit plans (a)	8,662	(3,201)	5,461
Cash flow hedges:
Losses on cash flow hedging derivatives	(42,212)	16,120	(26,092)
Reclassification adjustments (b)	(352)	(47)	(399)
Total other comprehensive loss	$(61,620)	$12,872	(48,748)
Total comprehensive income			195,989
Comprehensive loss attributable to redeemable and noncontrolling interests			3,509
Comprehensive income attributable to The Hershey Company			$199,498

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Three Months Ended
	March 30, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$252,495
Other comprehensive income (loss):
Foreign currency translation adjustments	$(468)	$—	(468)
Pension and post-retirement benefit plans (a)	5,710	(2,150)	3,560
Cash flow hedges:
Gains on cash flow hedging derivatives	32,443	(12,004)	20,439
Reclassification adjustments (b)	(14,916)	5,677	(9,239)
Total other comprehensive income	$22,769	$(8,477)	14,292
Comprehensive income			$266,787

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 11.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.
The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	April 5, 2015	December 31, 2014
Foreign currency translation adjustments	$(67,890)	$(43,681)
Pension and post-retirement benefit plans, net of tax	(279,189)	(284,650)
Cash flow hedges, net of tax	(56,733)	(30,242)
Total accumulated other comprehensive loss	$(403,812)	$(358,573)
8. EARNINGS PER SHARE
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding as follows:

	Three Months Ended
	April 5, 2015	March 30, 2014
Net income	$244,737	$252,495
Weighted-average shares – basic:
Common stock	160,024	163,593
Class B common stock	60,620	60,620
Total weighted-average shares – basic:	220,644	224,213
Effect of dilutive securities:
Employee stock options	1,687	2,337
Performance and restricted stock units	388	496
Weighted-average shares – diluted	222,719	227,046
Earnings per share – basic:
Common stock	$1.14	$1.16
Class B common stock	$1.04	$1.04
Earnings per share – diluted:
Common stock	$1.10	$1.11
Class B common stock	$1.03	$1.03

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
The earnings per share calculations for the three months ended April 5, 2015 and March 30, 2014 exclude 2,545 and 1,365 stock options, respectively, that would have been antidilutive.
9. BUSINESS REALIGNMENT
Business realignment charges recorded during the three-month periods ended April 5, 2015 and March 30, 2014 were as follows:

	Three Months Ended
	April 5, 2015	March 30, 2014
Cost of sales - principally 2014 international programs	$1,348	$101
Selling, marketing and administrative - principally 2014 international programs	1,125	—
Business realignment charges:
Project Next Century - plant closure expenses	—	2,925
Divestiture of Mauna Loa	2,667	—
Total business realignment charges	2,667	2,925
Total charges associated with business realignment initiatives	$5,140	$3,026
Costs incurred during the quarter ended April 5, 2015 represent accelerated depreciation and amortization charges relating to programs commenced in 2014 to rationalize select non-U.S. manufacturing and distribution activities. See Note 2 for more information related to the divestiture of Mauna Loa.
The Project Next Century program was substantially complete as of December 31, 2014. The 2014 plant closure expenses were primarily related to costs associated with the demolition of the former manufacturing facility.
10. STOCK COMPENSATION PLANS
We have various stock-based compensation programs under which awards, including stock options, performance stock units (“PSUs”) and performance stock, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock may be granted to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent. These programs and the accounting treatment related thereto are described in Note 10 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 5, 2015	March 30, 2014
Pre-tax compensation expense	$13,889	$12,955
Related income tax benefit	$4,861	$4,444
As of April 5, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $97,406 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
A summary of activity relating to grants of stock options for the period ended April 5, 2015 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	7,319,377	$66.69	6.3 years
Granted	1,256,775	$105.91
Exercised	(750,569)	$52.81
Forfeited	(50,953)	$91.69
Outstanding as of April 5, 2015	7,774,630	$74.22	6.8 years	$220,730
Options exercisable as of April 5, 2015	4,444,877	$58.61	5.4 years	190,253
The weighted-average fair value of options granted was $19.31 per share and $21.52 per share for the periods ended April 5, 2015 and March 30, 2014, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 5, 2015	March 30, 2014
Dividend yields	2.0%	2.0%
Expected volatility	20.8%	22.3%
Risk-free interest rates	1.9%	2.1%
Expected lives in years	6.7	6.7
The total intrinsic value of options exercised was $39,606 and $88,814 for the periods ended April 5, 2015 and March 30, 2014, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended April 5, 2015 is as follows:

Performance Stock Units and Restricted Stock Units	Number of Units	Weighted-average grant date fair value for equity awards or market value for liability awards (per unit)
Outstanding at beginning of year	904,306	$94.48
Granted	266,099	$109.35
Performance assumption change	(159,026)	$81.58
Vested	(356,305)	$73.04
Forfeited	(7,923)	$88.13
Outstanding as of April 5, 2015	647,151	$106.04
The table above excludes PSU awards for 25,462 units as of December 31, 2014 and 23,622 units as of April 5, 2015 for which the measurement date has not yet occurred for accounting purposes.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table sets forth information about the fair value of the PSUs and RSUs granted during the periods indicated for potential future distribution to employees and directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	Three Months Ended
	April 5, 2015	March 30, 2014
Units granted	266,099	292,896
Weighted-average fair value at date of grant (per unit)	$109.35	$117.30
Monte Carlo simulation assumptions:
Estimated values (per unit)	$61.22	$80.95
Dividend yields	2.0%	1.8%
Expected volatility	14.9%	15.5%
The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested, totaled $37,464 and $52,777 for the periods ended April 5, 2015 and March 30, 2014, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 501,480 units as of April 5, 2015. Each unit is equivalent to one share of the Company’s Common Stock.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 5, 2015	March 30, 2014	April 5, 2015	March 30, 2014
Service cost	$7,423	$6,885	$172	$177
Interest cost	11,305	12,225	2,588	2,890
Expected return on plan assets	(17,381)	(18,586)	—	—
Amortization of prior service (credit) cost	(291)	(167)	153	154
Amortization of net actuarial loss (gains)	8,072	5,738	—	(26)
Administrative expenses	232	177	5	10
Net periodic benefit cost	$9,360	$6,272	$2,918	$3,205
We made contributions of $851 and $4,456 to the pension plans and other benefits plans, respectively, during the first quarter of 2015. In the first quarter of 2014, we made contributions of $1,551 and $5,140 to our pension plans and other benefits plans, respectively. The contributions in 2015 and 2014 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
For 2015, there are no significant minimum funding requirements for our domestic pension plans; however, we expect to make additional contributions of approximately $23,600 to maintain the funded status. Planned voluntary funding of our non-domestic pension plans in 2015 is not material.
For more information, refer to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

12. SEGMENT INFORMATION
We operate under a matrix reporting structure designed to ensure continued focus on North America, coupled with an emphasis on accelerating growth in our international markets, as we transform into a more global company. Our business is organized around geographic regions and strategic business units. It is designed to enable us to build processes for repeatable success in our global markets. The Presidents of our geographic regions, along with the Senior Vice President responsible for our Global Retail and Licensing business, are accountable for delivering our annual financial plans and report into our Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), so we have defined our operating segments on a geographic basis. Our North America business currently generates over 85% of our consolidated revenue and none of our other geographic regions are individually significant.
We currently define our reportable segments as follows:

•
North America - This segment is responsible for our traditional chocolate and sugar confectionery market position, as well as our growing snacks and adjacencies market position, in the United States and Canada. This includes developing and growing our business in chocolate, sugar confectionery, refreshment, pantry, food service and other snacking product lines.

•
International and Other - This segment includes all other countries where The Hershey Company currently manufactures, imports, markets, sells or distributes chocolate, sugar confectionery and other products. Currently, this includes our operations in Mexico, Brazil and Puerto Rico, as well as Europe, Africa, the Middle East and Asia, primarily China, India, Korea, Japan and the Philippines; along with exports to these regions. While a minor component, this segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, as well as charges associated with business realignment activities, acquisition-related costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM.
Accounting policies associated with our operating segments are generally the same as those described in Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

For the three months ended	April 5, 2015	March 30, 2014
Net sales:
North America	$1,706,995	$1,659,047
International and Other	230,805	212,766
Total	$1,937,800	$1,871,813

Segment income:
North America	$554,305	$538,705
International and Other	(21,759)	6,615
Total segment income	532,546	545,320
Unallocated corporate expense (1)	138,781	128,222
Charges associated with business realignment initiatives	5,140	3,026
Non-service related pension expense (income)	1,996	(623)
Acquisition integration costs	2,573	11,089
Gain on sale of trademark	(9,950)	—
Income before interest and income taxes	394,006	403,606
Interest expense, net	19,202	21,285
Income before income taxes	$374,804	$382,321

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

Depreciation and amortization expense included within segment income presented above is as follows:

For the three months ended	April 5, 2015	March 30, 2014
North America	$35,440	$35,027
International and Other	11,124	5,772
Corporate, including business realignment	11,774	8,504
Total	$58,338	$49,303
13. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the three months ended April 5, 2015 and March 30, 2014 were 34.7% and 34.0%, respectively.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $4,557 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

14. INVENTORIES
We value the majority of our U.S. inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	April 5, 2015	December 31, 2014
Raw materials	$345,622	$377,620
Goods in process	97,079	63,916
Finished goods	516,661	531,608
Inventories at FIFO	959,362	973,144
Adjustment to LIFO	(213,601)	(172,108)
Total inventories	$745,761	$801,036
15. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment were as follows:

	April 5, 2015	December 31, 2014
Land	$95,828	$95,913
Buildings	1,030,747	1,031,050
Machinery and equipment	2,870,518	2,863,559
Construction in progress	358,152	338,085
Property, plant and equipment, gross	4,355,245	4,328,607
Accumulated depreciation	(2,206,030)	(2,176,706)
Property, plant and equipment, net	$2,149,215	$2,151,901
16. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended April 5, 2015
	Shares	Dollars
		In thousands
Shares repurchased under pre-approved share repurchase programs	1,644,328	$172,797
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,271,266	133,876
Total share repurchases	2,915,594	306,673
Shares issued for stock options and incentive compensation	(981,715)	(40,849)
Net change	1,933,879	$265,824
The $250 million share repurchase program approved by our Board of Directors in February 2014 was completed in the first quarter of 2015.
In February 2015, our Board of Directors approved an additional $250 million authorization to repurchase shares of our Common Stock. As of April 5, 2015, $250 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Similar to prior programs, approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

17. CONTINGENCIES
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2014 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:

•	Overview and Outlook

•	Non-GAAP Information

•	Consolidated Results of Operations

•	Segment Results

•	Liquidity and Capital Resources
Overview and Outlook
Our 2015 first quarter net sales increased 3.5% compared to the same period of 2014. Excluding a 1.1% impact from unfavorable foreign currency exchange rates, our net sales increased 4.6%, driven by positive price realization resulting from the U.S. price increase in mid-2014 and incremental revenue from Shanghai Golden Monkey (“SGM”), acquired in September 2014. However, these benefits were partially offset by lower U.S. volumes resulting from the shorter Easter season in 2015 and volume elasticity related to the aforementioned price increase, as well as volume declines in China due to weakness across the majority of the consumer packaged goods space in the China modern trade.
We made progress against our strategic initiatives, particularly in our U.S. business where our first quarter 2015 market share increased 0.2 share points versus the prior year and our core, non-seasonal marketplace performance continued to improve. In China, we slightly outpaced the chocolate category and gained market share; however, the pace of category growth slowed significantly, contributing to the year-over-year decline in our China net sales. We believe the weakness in China is partially due to a decline in consumer confidence related to mixed macroeconomic data. We also completed the Krave acquisition towards the end of March, and integration activities are underway.
Our gross margin decreased 10 basis points in the first quarter of 2015, with the benefits of positive price realization and supply chain productivity and other cost savings initiatives more than offset by input cost inflation, unfavorable mix and higher pension costs. Our first quarter earnings before interest and taxes (“EBIT”) decreased by 2.4%, while EBIT margin decreased by 130 basis points, reflecting the lower gross margin, a higher rate of spending for advertising and related consumer marketing activities, and higher other selling and administrative expense as a percentage of net sales resulting from recent acquisitions and additional investments in route-to-market capabilities and consumer insights. The combination of these factors, coupled with a slightly higher effective income tax rate, led to a 3.1% decline in reported net income and 0.9% decline in reported earnings per share-diluted.
We expect total consolidated net sales to accelerate over the remainder of the year driven by core brands and innovation. Our new product pipeline is robust and new items such as Kit Kat White Minis, Hershey's Caramels, Ice Breakers Cool Blasts Chews, and Brookside Fruit & Nut Bars bring variety and news to the category that should help mitigate volume elasticity related to the aforementioned prior year price increase. We believe these investments should enable us to continue to out-pace the category and gain share in the U.S. market. Additionally, we continue to expect our investments in advertising and related consumer marketing to increase at a rate greater than net sales growth.
We currently estimate full year 2015 net sales growth of 4.5% to 5.5%, which includes a 2.5% net benefit from recent acquisitions and divestitures and a 1.5% unfavorable impact from foreign currency exchange rates. Excluding the net benefit from acquisitions and divestitures and the unfavorable impact of foreign currency exchange, 2015 full-year net sales are expected to increase 3.5% to 4.5%. This is less than our previous estimate of 4% to 6%, primarily due to lower than expected growth in China. Additionally, in April we initiated certain input cost strategies that we believe will enable us to expand 2015 gross margin by 155 to 165 basis points, which is increased from our previous guidance. We expect positive price realization, gross margin expansion and accretion from Shanghai Golden Monkey in the second half of the year to contribute to an increase in earnings per share-diluted in a range of 10% to 13%, including net dilution from acquisitions and divestitures of

$0.03 to $0.05 per share. We continue to expect growth in adjusted earnings per share-diluted of 8% to 10%, as reflected in the reconciliation of reported to adjusted projections for 2015 provided below.
Non-GAAP Information
The following table provides a reconciliation of projected 2015 earnings per share-diluted and 2014 earnings per share-diluted, each prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), to non-GAAP projected adjusted earnings per share-diluted for 2015 and adjusted earnings per share-diluted for 2014:

	2015 (Projected)	2014
Reported EPS – Diluted	$4.17 ‑ $4.28	$3.77
Acquisition integration and transaction charges	0.05 ‑ 0.06	0.05
Business realignment charges	0.04 ‑ 0.05	0.03
Non-service related pension expense (income)	0.04 - 0.05	(0.01)
India impairment charge	—	0.06
Loss on sale of Mauna Loa	—	0.08
Gain on sale of trademark	(0.03)	—
Adjusted EPS – Diluted	$4.30 ‑ $4.38	$3.98
For the non-GAAP adjusted earnings per share-diluted measures presented above, we have provided (1) the most directly comparable GAAP measure; (2) a reconciliation of the differences between the non-GAAP measure and the most directly comparable GAAP measure; (3) an explanation of why our management believes this non-GAAP measure provides useful information to investors; and (4) additional purposes for which we use this non-GAAP measure.
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
Adjusted earnings per share-diluted excludes the impacts of acquisition integration and transaction costs; charges and non-cash impairments associated with our business realignment initiatives; the non-cash goodwill impairment charge relating to our India business; the loss on the sale of our Mauna Loa business; the gain on the sale of a non-core trademark license; and non-service-related pension expense (income).
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

Consolidated Results of Operations

	Three Months Ended
	April 5, 2015	March 30, 2014	Percent Change Increase (Decrease)
In millions except per share amounts
Net sales	$1,937.8	$1,871.8	3.5%
Cost of sales	1,037.0	1,000.3	3.7%
Gross profit	900.8	871.5	3.4%
Gross margin	46.5%	46.6%
Selling, marketing and administrative (“SM&A”) expense	504.2	465.0	8.4%
SM&A expense as a percent of sales	26.0%	24.8%
Business realignment charges	2.6	2.9	(8.8)%
EBIT	394.0	403.6	(2.4)%
EBIT margin	20.3%	21.6%
Interest expense, net	19.2	21.3	(9.8)%
Provision for income taxes	130.1	129.8	0.2%
Effective income tax rate	34.7%	34.0%
Net income	$244.7	$252.5	(3.1)%
Net income per share–diluted	$1.10	$1.11	(0.9)%

Note: Percentage changes may not compute directly as shown due to rounding of the amounts presented above.
Net Sales
Net sales increased 3.5% in the first quarter of 2015 over the comparable period of 2014, driven by favorable net price realization of 3.8% and a 1.6% benefit from net acquisitions and divestitures, offset in part by a 1.1% unfavorable impact from foreign currency exchange rates as well as volume declines which reduced net sales by approximately 0.8%. Excluding foreign currency, our net sales increased 4.6% in the quarter. The favorable net price realization, primarily in the U.S., was attributed to the price increase announced in mid-2014. The volume declines were primarily related to the timing of Easter and volume elasticity relating to the pricing action in the U.S. coupled with softness in the China modern trade, which led to a reduction in China volumes. These declines were partially offset by volume growth in Canada, Mexico and Brazil.
Key U.S. Marketplace Metrics
For the 12-week period ended April 5, 2015, our U.S. candy, mint and gum (“CMG”) retail takeaway increased 4.6% and our market share was up 0.2 share points as compared with the same period of 2014. Excluding Easter from both years given the shift in timing, our CMG retail takeaway for the above-noted period increased 3.1%. Consumer takeaway and market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels.
Cost of Sales and Gross Margin
Cost of sales increased by 3.7% in the first quarter of 2015 compared to the same period of 2014. Higher commodity and other incremental supply chain costs, unfavorable sales mix and higher pension costs increased total cost of sales by approximately 5.3%. These increases were offset in part by supply chain productivity, which reduced cost of sales by 1.6%.
Gross margin decreased by 10 basis points in the first quarter of 2015 compared to the same period of 2014. Favorable net price realization as well as supply chain productivity and other cost savings initiatives collectively improved gross margin by 300 basis points. However, these benefits were more than offset by higher commodity and other input costs as well as unfavorable sales mix, which together reduced gross margin by approximately 310 basis points.

Selling, Marketing and Administrative Expense
Total selling, marketing and administrative expenses increased by 8.4% in the first quarter of 2015 compared to the same period of 2014. Advertising and related consumer marketing expense increased 7.7% during the quarter. Excluding these advertising and related consumer marketing costs, first quarter selling and administrative expenses increased by 8.7% as compared to the same period of 2014, driven by incremental increases from acquired businesses, as well as additional continued investments in route-to-market capabilities and knowledge-based consumer insights. The higher selling, marketing and administrative expenses were partially offset by a $10.0 million gain on the sale of a non-core trademark in the first quarter of 2015.
Business Realignment Charges
In the first quarter of 2015 and 2014, we recorded total business realignment charges of $2.6 million and $2.9 million, respectively. The 2015 charges mainly represented accelerated depreciation and amortization charges relating to a program commenced in 2014 to rationalize select non-U.S. manufacturing and distribution activities, while the 2014 charges primarily related to costs associated with the demolition of the former manufacturing facility in Hershey, Pennsylvania.
Income Before Interest and Income Taxes and EBIT Margin
EBIT decreased 2.4% in the first quarter of 2015 compared with the first quarter of 2014, due primarily to higher selling, marketing and administrative costs, offset in part by the higher gross profit.
EBIT margin decreased 130 basis points to 20.3% for the first quarter of 2015 from 21.6% for the first quarter of 2014, due to the decrease in gross margin and the higher level of selling, marketing and administrative expenses as a percent of sales.
Interest Expense, Net
Net interest expense was $2.1 million lower in the first quarter of 2015 than the comparable period of 2014, due primarily to higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place towards the end of 2014.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.7% for the first quarter of 2015 compared with 34.0% for the first quarter of 2014. The lower effective income tax rate in 2014 reflected the benefit of effectively settled U.S. audit issues which did not reoccur in 2015. This variance was partially offset by a benefit from proportionately higher Canadian taxable income in the 2015 period.
Net Income and Net Income Per Share
Net income in the first quarter of 2015 decreased $7.8 million, or 3.1%, while earnings per share-diluted (“EPS”) in the first quarter of 2015 decreased $0.01, or 0.9%, compared with the first quarter of 2014. The decreases in both net income and EPS were driven by higher cost of sales and selling, marketing and administrative expenses, as noted above. The decrease in EPS was partially offset by the benefit from lower weighted-average shares outstanding resulting from recent share repurchases pursuant to our Board-approved repurchase programs.

Segment Results
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, as well as charges associated with business realignment initiatives, acquisition-related costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Information section at the beginning of this Item 2.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the three months ended	April 5, 2015	March 30, 2014
Net sales:
North America	$1,706,995	$1,659,047
International and Other	230,805	212,766
Total	$1,937,800	$1,871,813

Segment income:
North America	$554,305	$538,705
International and Other	(21,759)	6,615
Total segment income	532,546	545,320
Unallocated corporate expense (1)	138,781	128,222
Charges associated with business realignment initiatives	5,140	3,026
Non-service related pension	1,996	(623)
Acquisition integration costs	2,573	11,089
Gain on sale of trademark	(9,950)	—
Income before interest and income taxes	394,006	403,606
Interest expense, net	19,202	21,285
Income before income taxes	$374,804	$382,321

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

North America
The North America segment is responsible for our chocolate and sugar confectionery market position, as well as our snacks and adjacencies market position, in the United States and Canada. This includes developing and growing our business in chocolate, sugar confectionery, refreshment, snack, pantry, food service and other snacking product lines. North America results for the three months ended April 5, 2015 and March 30, 2014 were as follows:

			Percent / Point Change
For the three months ended	April 5, 2015	March 30, 2014	2015 vs 2014
In millions of dollars
Net sales	$1,707.0	$1,659.0	2.9%
Segment income	554.3	538.7	2.9%
Segment margin	32.5%	32.5%
Net sales of our North America segment increased $48.0 million or 2.9% in the first quarter of 2015 compared to the same period of 2014, reflecting net price realization of 4.3% and a net benefit from acquisitions and divestitures of 0.1%, partially offset by a volume decline of 0.9% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.6%. The volume decline was due to elasticity related to the 2014 pricing action as well as a shorter Easter season in the 2015 quarter. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income increased $15.6 million or 2.9% in the first quarter of 2015 compared to the same period of 2014, principally due to favorable price realization and supply chain productivity improvements, which offset volume declines and input cost increases. Segment income was pressured in the quarter due to the timing of seasonal net sales, primarily U.S. Easter products that occurred at pre-price increase levels. Additionally, advertising, consumer promotions and marketing expenses increased 9.0% in 2015 due to the timing of advertising and consumer promotion costs as well as additional investments in route-to-market capabilities and consumer insights.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate, sugar confectionery and other products. Currently, this includes our operations in Asia, Latin America, Europe, Africa, and the Middle East, along with exports to these regions. While a minor component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results for the three months ended April 5, 2015 and March 30, 2014 were as follows:

			Percent / Point Change
For the three months ended	April 5, 2015	March 30, 2014	2015 vs 2014
In millions of dollars
Net sales	$230.8	$212.8	8.5%
Segment income	(21.8)	6.6	(428.9)%
Segment margin	(9.4)%	3.1%
Net sales of our International and Other segment increased $18.0 million or 8.5% in the first quarter of 2015 compared to same period of 2014, reflecting incremental revenue from the acquisition of SGM and favorable net price realization of 0.7%, partially offset by a volume decline of 0.7% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 4.8%. Excluding SGM and the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment were about the same as the comparable period of 2014. Performance in the focus markets of Mexico, Brazil and India improved and, on a constant currency basis, first quarter net sales in these countries increased by a combined 15% versus the comparable period of 2014. As mentioned previously, net sales in China were adversely impacted by macroeconomic conditions that affected overall grocery as well as chocolate category growth. In the first quarter of 2015, China's chocolate category growth was 4%, which represented a significantly lower rate than the same period last year. Since we strive to ship to consumption, the deceleration in category growth and consumer takeaway led to a 47% decline in our China first quarter net sales, excluding SGM, versus 2014.

Our International and Other segment income decreased $28.4 million in the first quarter of 2015 compared to the same period of 2014. The decline was primarily attributable to lower net sales in China, coupled with increased levels of investment in go-to-market capabilities within our key focus markets and higher depreciation and amortization expense relating to recent acquisitions.
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
In the first quarter of 2015, unallocated corporate items totaled $138.8 million compared to $128.2 million in the same period of 2014, with the increase driven by higher professional fees and employee-related costs.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been cash generated from operations. Domestic seasonal working capital needs, which typically peak during the summer months, are generally met by utilizing cash on hand, bank borrowings or the issuance of commercial paper. Commercial paper may also be issued, from time to time, to finance ongoing business transactions, such as the repayment of long-term debt, business acquisitions and for other general corporate purposes.
At April 5, 2015, our cash and cash equivalents totaled $305.7 million, and we held short-term investments, in the form of term deposits with maturities of six-months, totaling $99.5 million. In total, our cash and short-term investments declined $66.8 million during the first three months of 2015 compared to the balance of $472.0 million at December 31, 2014, as a result of the uses of cash outlined in the discussion that follows.
Approximately half of the balance of our cash, cash equivalents and short term investments at April 5, 2015 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $256.4 million in the first three months of 2015, an increase of $52.6 million compared to the amount generated in the same period of 2014. The increase was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory and accounts payable) generated cash of $36 million in the 2015 period, while it consumed cash of $74 million during the same period of 2014. This is largely due to the shift in Easter timing, whereby the later Easter in 2014 led to higher first quarter Easter-related sales volumes in 2014 and related accounts receivable balances at the end of the 2014 quarter. Additionally, in the 2015 period, we used a greater amount of raw material inventory that had been built up at the preceding year-end to take advantage of favorable pricing.

•
The impact of our hedging activities unfavorably impacted cash flow by $59 million in the 2015 quarter versus a positive $5 million impact in the 2014 quarter. This reflects the impact of non-cash gains and losses amortized to income from accumulated other comprehensive income, coupled with the cash flow impact of market gains and losses on our commodity futures. Our cash outlays typically increase when futures market prices are decreasing.

We used cash in investing activities of $249.1 million in the first three months of 2015, $180.1 million more than we used in the same period of 2014, with the increase due mainly to cash of $219 million used to acquire Krave, partially offset by net proceeds of $32 million from the sale of Mauna Loa. Further details regarding this activity is described in Note 2 to the Unaudited Consolidated Financial Statements.
We used cash in financing activities of $76.5 million in the first three months of 2015, which was $170.6 million less than we used in the same period of 2014. During the 2015 period, we spent $35 million more for share repurchases, we paid $9 million more in dividends and we received $64 million less in proceeds from the exercise of stock options. These reductions in cash flow were more than offset by increased cash flow from short-term debt, largely due to the $321 million in proceeds received from the issuance of commercial paper used for general corporate purposes in the first quarter of 2015.

Recent Accounting Pronouncements
Information on recently adopted and recently issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.
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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our expanding international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•
Future developments related to civil antitrust lawsuits and the possible investigation by government regulators of alleged pricing practices by members of the confectionery industry in the United States could negatively impact our reputation and our operating results; and

•	Such other matters as discussed in our 2014 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The total notional amount of interest rate swaps outstanding at April 5, 2015 and December 31, 2014 was $1.2 billion. The notional amount at April 5, 2015 and December 31, 2014 included $450 million of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of April 5, 2015 would have increased interest expense by approximately $1.2 million for the first quarter of 2015 and by approximately $4.6 million for the full year 2014.
We consider our risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2015 first quarter fair value of our fixed-rate long-term debt by approximately $81 million and decrease the 2014 year-end fair value by approximately $83 million.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of ten percent was $11.0 million as of April 5, 2015 and $7.0 million as of December 31, 2014. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased to $62.9 million as of April 5, 2015 from $50.7 million as of December 31, 2014. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period presented.
Other than as described above, market risks have not changed significantly from those described in our 2014 Annual Report on Form 10-K.
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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
Information on legal proceedings is included in Note 17 to the Unaudited Consolidated Financial Statements.
Item 1A - Risk Factors
Risk Factors as of April 5, 2015 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of Hershey for each fiscal month in the three months ended April 5, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through February 1	111,119	$106.43	11,119	$171,672
February 2 through March 1	2,429,475	$105.40	1,633,209	$250,000
March 2 through April 5	375,000	$103.40	—	$250,000
Total	2,915,594	$105.18	1,644,328

(1)
The total number of shares of Common Stock purchased during the three months ended April 5, 2015 included 11,119 shares purchased through privately negotiated transactions in connection with an odd lot repurchase program directed at shareholders owning less than 100 shares of Common Stock. All other shares of Common Stock purchased during the three months ended April 5, 2015 were purchased in open market transactions. We purchased 1,271,266 shares of Common Stock during the three months ended April 5, 2015 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2014, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2015. In February 2015, our Board of Directors approved an additional $250 million share repurchase authorization. As of April 5, 2015, $250 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

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

THE HERSHEY COMPANY
(Registrant)

Date: May 1, 2015	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 1, 2015	/s/ Richard M. McConville
Richard M. McConville
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 3.1	By-laws of The Hershey Company, is incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2015
Exhibit 12.1	Computation of Ratio of Earnings to Fixed Charges
Exhibit 31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase