Form 10-Q
period 2015-07-05
HERSHEY CO
filed 2015-08-07
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 5, 2015
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
Common Stock, $1 par value – 158,765,002 shares, as of July 31, 2015.
Class B Common Stock, $1 par value – 60,619,777 shares, as of July 31, 2015.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net sales	$1,578,825	$1,578,350	$3,516,625	$3,450,163
Costs and expenses:
Cost of sales	843,417	860,876	1,880,374	1,861,199
Selling, marketing and administrative	455,545	438,944	969,555	894,746
Goodwill impairment	249,811	—	249,811	—
Business realignment charges	22,552	1,247	25,219	4,172
Total costs and expenses	1,571,325	1,301,067	3,124,959	2,760,117
Operating profit	7,500	277,283	391,666	690,046
Interest expense, net	18,877	20,734	38,079	42,019
Other (income) expense, net	4,759	(181)	(5,081)	8,976
Income (loss) before income taxes	(16,136)	256,730	358,668	639,051
Provision for income taxes	83,805	88,562	213,872	218,388
Net income (loss)	$(99,941)	$168,168	$144,796	$420,663

Net income (loss) per share – basic:
Common stock	$(0.47)	$0.78	$0.67	$1.94
Class B common stock	$(0.42)	$0.70	$0.62	$1.74

Net income (loss) per share – diluted:
Common stock	$(0.47)	$0.75	$0.65	$1.86
Class B common stock	$(0.42)	$0.70	$0.62	$1.73

Dividends paid per share:
Common stock	$0.535	$0.485	$1.070	$0.97
Class B common stock	$0.486	$0.435	$.972	$0.87

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net income (loss)	$(99,941)	$168,168	$144,796	$420,663
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,668	5,773	(25,050)	5,305
Pension and post-retirement benefit plans	5,466	3,600	10,927	7,160
Cash flow hedges:
Gains on cash flow hedging derivatives	91,029	7,342	64,937	27,781
Reclassification adjustments	(11,098)	(10,783)	(11,497)	(20,022)
Total other comprehensive income, net of tax	88,065	5,932	39,317	20,224
Total comprehensive income (loss)	$(11,876)	$174,100	184,113	440,887
Comprehensive (gain) loss attributable to redeemable and noncontrolling interests	(578)	—	2,931	—
Comprehensive income (loss) attributable to The Hershey Company	$(12,454)	$174,100	$187,044	$440,887

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	July 5, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$302,659	$374,854
Short-term investments	99,310	97,131
Accounts receivable – trade, net	443,452	596,940
Inventories	873,996	801,036
Deferred income taxes	79,676	100,515
Prepaid expenses and other	208,354	276,571
Total current assets	2,007,447	2,247,047
Property, plant and equipment, net	2,180,326	2,151,901
Goodwill	711,335	792,955
Other intangibles	402,567	294,841
Other assets	147,655	142,772
Total assets	$5,449,330	$5,629,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$423,379	$482,017
Accrued liabilities	707,365	813,513
Accrued income taxes	21,101	4,616
Short-term debt	615,702	384,696
Current portion of long-term debt	250,725	250,805
Total current liabilities	2,018,272	1,935,647
Long-term debt	1,547,399	1,548,963
Other long-term liabilities	515,267	526,003
Deferred income taxes	130,124	99,373
Total liabilities	4,211,062	4,109,986

Redeemable noncontrolling interest	37,383	—

Stockholders' equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at July 5, 2015 and December 31, 2014, respectively	—	—
Common stock, shares issued: 299,281,967 and 299,281,967 at July 5, 2015 and December 31, 2014, respectively	299,281	299,281
Class B common stock, shares issued: 60,619,777 and 60,619,777 at July 5, 2015 and December 31, 2014, respectively	60,620	60,620
Additional paid-in capital	752,369	754,186
Retained earnings	5,776,618	5,860,784
Treasury – common stock shares, at cost: 140,550,296 and 138,856,786 at July 5, 2015 and December 31, 2014, respectively	(5,422,304)	(5,161,236)
Accumulated other comprehensive loss	(316,325)	(358,573)
The Hershey Company stockholders’ equity	1,150,259	1,455,062
Noncontrolling interests in subsidiaries	50,626	64,468
Total stockholders' equity	1,200,885	1,519,530
Total liabilities, redeemable noncontrolling interest and stockholders' equity	$5,449,330	$5,629,516
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 5, 2015	June 29, 2014
Operating Activities
Net income	$144,796	$420,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,801	100,133
Stock-based compensation expense	26,615	27,697
Excess tax benefits from stock-based compensation	(21,111)	(42,965)
Deferred income taxes	(20,044)	(2,002)
Non-cash business realignment and impairment charges	257,054	—
Contributions to pension and other benefit plans	(10,664)	(12,645)
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	133,382	55,933
Inventories	(59,773)	(145,913)
Accounts payable and accrued liabilities	(125,746)	(140,835)
Other assets and liabilities	37,638	(88,134)
Net cash provided by operating activities	480,948	171,932
Investing Activities
Capital additions	(141,450)	(136,509)
Capitalized software additions	(10,903)	(12,581)
Proceeds from sales of property, plant and equipment	1,010	469
Proceeds from sale of business	32,408	—
Business acquisitions, net of cash and cash equivalents acquired	(218,654)	10,035
Purchase of short-term investments	—	(97,216)
Net cash used in investing activities	(337,589)	(235,802)
Financing Activities
Net increase in short-term debt	253,978	19,010
Long-term borrowings	1,564	78
Repayment of long-term debt	(660)	(789)
Cash dividends paid	(228,962)	(209,906)
Exercise of stock options	53,079	89,921
Excess tax benefits from stock-based compensation	21,111	42,965
Contributions from noncontrolling interests	—	2,940
Repurchase of common stock	(315,664)	(436,256)
Net cash used in financing activities	(215,554)	(492,037)
Decrease in cash and cash equivalents	(72,195)	(555,907)
Cash and cash equivalents, beginning of period	374,854	1,118,508
Cash and cash equivalents, end of period	$302,659	$562,601
Supplemental Disclosure
Interest paid	$42,568	$44,064
Income taxes paid	$214,072	$266,527
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2014	$—	$299,281	$60,620	$754,186	$5,860,784	$(5,161,236)	$(358,573)	$64,468	$1,519,530
Net income					144,796				144,796
Other comprehensive income (loss)							42,248	(597)	41,651
Dividends:
Common stock, $1.07 per share					(170,040)				(170,040)
Class B common stock, $0.972 per share					(58,922)				(58,922)
Stock-based compensation				25,903					25,903
Exercise of stock options and incentive-based transactions				4,462		54,596			59,058
Repurchase of common stock						(315,664)			(315,664)
Reclassification to redeemable noncontrolling interest				(32,182)				(13,428)	(45,610)
Income attributed to noncontrolling interest								183	183
Balance, July 5, 2015	$—	$299,281	$60,620	$752,369	$5,776,618	$(5,422,304)	$(316,325)	$50,626	$1,200,885

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
Operating results for the quarter ended July 5, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Other (Income) Expense, net
In the second quarter of 2015, we began presenting a new non-operating "other (income) expense, net" classification to report certain gains and losses associated with activities not directly related to our core operations. For the three and six month periods ended June 29, 2014, we reclassified from selling, marketing and administrative expenses to other (income) expense, net total net gains of $(181) and net expense of $8,976, respectively, to conform to the current year presentation. After considering these reclassifications, amounts reflected in other (income) expense, net include the following:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Gain on sale of non-core trademark	$—	$—	$(9,950)	$—
Write-down of equity investments in partnerships qualifying for historic tax credits (see Note 13)	4,644	—	4,644	—
Foreign currency exchange loss relating to strategy to cap Shanghai Golden Monkey acquisition price as denominated in U.S. dollars	—	20	—	13,109
Gain on acquisition of controlling interest in Lotte Shanghai Food Company	—	(652)	—	(4,628)
Other losses, net	115	451	225	495
Total	$4,759	$(181)	$(5,081)	$8,976
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures, our transition date and transition method.

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
Total purchase consideration includes cash consideration paid to date of $220,016, as well as agreement to pay additional cash consideration of up to $20,000 to the Krave shareholders if certain defined targets related to net sales and gross profit margin are met or exceeded during the twelve-month periods ending December 31, 2015 or March 31, 2016. The fair value of the contingent cash consideration, estimated to be $16,800 as of the acquisition date, is recorded in accrued liabilities in the Consolidated Balance Sheet.
The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$147,089
Trademarks	112,000
Other intangible assets	17,000
Other assets, primarily current assets, net of cash acquired totaling $1,362	9,465
Current liabilities	(2,756)
Non-current deferred tax liabilities	(47,344)
Net assets acquired	$235,454
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
During the first quarter of 2015, we came to an agreement with the selling SGM shareholders to revise the aforementioned receivable and liability balances to reflect partial settlement of the receivable. As a result, in the first quarter, the receivable was adjusted to $8,685 and the liability was adjusted to $76,815. Additionally, during the first quarter of 2015, goodwill was increased by $6,623 to recognize revisions to the estimated value of assets and liabilities acquired in the acquisition. During the second quarter, based on our ongoing procedures to assess the quality of acquired trade accounts receivable, we recorded an additional adjustment to increase goodwill by $25,898 to reflect bad debt allowance for an additional amount of trade receivables considered to be uncollectible as of the acquisition date. We are continuing to refine the valuations of acquired assets and liabilities and expect to finalize the purchase price allocation in the third quarter of 2015. Most notably, we continue to conduct additional procedures to assess the valuation of working capital-related balances at the acquisition date.
Since the initial acquisition in 2014, the SGM business has performed below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we have continued to assess the quality of SGM’s accounts receivable and existing distributor networks. Based on these recent performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249,811 non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit. After this write-down, the remaining carrying value of the long-lived assets related to the SGM reporting unit totaled $281,562.  As disclosed above, the initial purchase price allocation for the acquisition is not yet complete.  Additional changes in the purchase price allocation could result in changes to the initial balance of goodwill and the preliminary goodwill impairment charge. We expect to finalize the initial purchase price allocation and business valuation assessment in the third quarter of 2015 and additional charges, including charges related to other long-lived assets, may be required.
We currently anticipate completing the acquisition of the remaining 20% of SGM in the fourth quarter of 2015, but the timing and terms will be informed by the results of our ongoing assessment.
The Allan Candy Company Limited (“Allan”)
During the six months ended July 5, 2015, we increased goodwill by $1,820 to recognize revisions to the preliminary fair value of net assets acquired.
Pro forma results of operations have not been presented for the above-mentioned acquisitions, as the impact on our consolidated financial statements is not considered to be material.

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
Mauna Loa had historically been reported within our North America segment. Its operations were not material to our annual net sales, net income or earnings per share. Amounts classified as assets and liabilities held for sale at December 31, 2014 were presented within prepaid expenses and other assets and accrued liabilities, respectively, and included the following:

Assets held for sale
Inventories	$21,489
Prepaid expenses and other	173
Property, plant and equipment, net	12,691
Other intangibles	12,705
$47,058
Liabilities held for sale
Accounts payable and accrued liabilities	$3,726
Other long-term liabilities	9,029
$12,755
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 5, 2015 are as follows:

	North America	International and Other	Total
Balance at December 31, 2014	$533,349	$259,606	$792,955
Acquired during the period	147,334	—	147,334
Purchase price allocation adjustments	1,575	32,521	34,096
Impairment	—	(249,811)	(249,811)
Foreign currency translation	(9,492)	(3,747)	(13,239)
Balance at July 5, 2015	$672,766	$38,569	$711,335
The $249,811 impairment charge noted above resulted from our reassessment of the valuation of SGM business in the second quarter of 2015. See Note 2 for additional information.
The following table provides a summary of the major categories of intangible assets:

	July 5, 2015	December 31, 2014
Intangible assets not subject to amortization:
Trademarks	$45,211	$45,000
Intangible assets subject to amortization:
Trademarks, customer relationships, patents and other finite-lived intangibles	413,707	295,375
Less: accumulated amortization	(56,351)	(45,534)
Total other intangible assets	$402,567	$294,841
Total amortization expense for the six months ended July 5, 2015 and June 29, 2014 was $11,129 and $5,043, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

4. DEBT AND FINANCING ARRANGEMENTS
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which expires in November 2019. At July 5, 2015, we had outstanding commercial paper totaling $257,476, at a weighted average interest rate of 0.12%. At December 31, 2014, we had outstanding commercial paper totaling $54,995, at a weighted average interest rate of 0.09%.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 5, 2015, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $358,226 and $329,701 at July 5, 2015 and December 31, 2014, respectively.
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Interest expense	$23,259	$23,085	$46,283	$46,399
Interest income	(1,156)	(1,138)	(1,961)	(2,084)
Capitalized interest	(3,226)	(1,213)	(6,243)	(2,296)
Interest expense, net	$18,877	$20,734	$38,079	$42,019
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Chinese renminbi, Japanese yen, Mexican peso and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $12,991 at July 5, 2015 and $22,725 at December 31, 2014. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $35,390 at July 5, 2015 and $4,144 at December 31, 2014. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements that effectively convert variable rate debt to a fixed interest rate. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments in cash flow hedging relationships was $750,000 at July 5, 2015 and December 31, 2014.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest rate and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $450,000 at July 5, 2015 and December 31, 2014.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. We use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of contracts outstanding was $24,643 and $26,417 at July 5, 2015 and December 31, 2014, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Derivative Instruments
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 5, 2015 and December 31, 2014 :

	July 5, 2015		December 31, 2014
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$2,255	$515	$—	$9,944
Foreign exchange contracts (3)	2,636	2,165	2,196	2,447
Interest rate swap agreements (4)	—	21,502	—	29,505
Cross-currency swap agreement (5)	2,737	—	2,016	—
	7,628	24,182	4,212	41,896
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	4,800	—	1,746	—

Derivatives not designated as hedging instruments:
Deferred compensation derivatives (6)	207	—	1,074	—
Foreign exchange contracts (3)	451	563	4,049	2,334
	658	563	5,123	2,334
Total	$13,086	$24,745	$11,081	$44,230

(1)
Derivative assets are classified on our balance sheet within prepaid expenses and other if current and other assets if non-current. Derivative liabilities are classified on our balance sheet within accrued liabilities if current and other long-term liabilities if non-current.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of July 5, 2015, prepaid expenses and other reflects the net of assets of $89,967 and accrued liabilities of $87,712 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in accrued liabilities at December 31, 2014 were assets of $51,225 and accrued liabilities of $56,840. At July 5, 2015, the amount reflected in accrued liabilities related to the fair value of non-exchange traded derivative instruments. At December 31, 2014, the remaining amount reflected in liabilities related to the fair value of options contracts and other non-exchange traded derivative instruments.

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of July 5, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $1,798,124 as of July 5, 2015, compared with a fair value of $1,947,526. The estimated fair value of long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 5, 2015 and June 29, 2014 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in accumulated other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)
	2015	2014	2015	2014	2015	2014	2015	2014
Commodities futures and options	$—	$—	$112,288	$19,312	$19,100	$12,400	$1,141	$320
Foreign exchange contracts	(209)	1,676	(1,744)	(825)	(253)	3,754	—	—
Interest rate swap agreements	—	—	36,357	(6,689)	(1,124)	(1,110)	—	—
Deferred compensation derivatives	207	1,401	—	—	—	—	—	—
Total	$(2)	$3,077	$146,901	$11,798	$17,723	$15,044	$1,141	$320

(a)
Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

(b)
Gains (losses) reclassified from accumulated OCI into income were included in cost of sales for commodities futures and options contracts and for foreign currency forward exchange contracts designated as hedges of purchases of inventory or other productive assets. Other gains (losses) for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. Losses reclassified from accumulated OCI into income for interest rate swap agreements were included in interest expense.

(c)	Gains representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 5, 2015 and June 29, 2014 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in accumulated other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains (losses) recognized in income (ineffective portion) (c)
	2015	2014	2015	2014	2015	2014	2015	2014
Commodities futures and options	$(2,777)	$2,339	$97,190	$59,267	$20,300	$28,300	$854	$(92)
Foreign exchange contracts	(276)	(8,792)	(504)	311	88	3,897	—	—
Interest rate swap agreements	—	—	8,003	(15,337)	(2,313)	(2,237)	—	—
Deferred compensation derivatives	379	1,470	—	—	—	—	—	—
Total	$(2,674)	$(4,983)	$104,689	$44,241	$18,075	$29,960	$854	$(92)

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
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign currency forward exchange contracts, and commodities futures and options contracts, expected to be reclassified into income in the next 12 months was approximately $18,275 after tax as of July 5, 2015. This amount was primarily associated with commodities futures contracts.
Fair Value Hedges
For the six months ended July 5, 2015, we recognized a net pretax benefit to interest expense of $4,049 relating to our fixed-to-floating interest rate swap arrangements.

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
Because the noncontrolling interest held by Bauducco is redeemable as a result of the put right, the presentation of the noncontrolling interest has been revised to be reflected as a redeemable noncontrolling interest within the balance sheet as of July 5, 2015. In addition, the balance was increased in the first and second quarters of 2015 by a total of $32,182, in order to reflect the balance at its estimated redemption value based on the current internal valuation for the business. The offset of this adjustment was recorded to additional paid in capital. Our purchase of the redeemable noncontrolling interest is currently expected to be finalized in the third quarter of 2015, subject to regulatory approval.

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance, December 31, 2014	$64,468	$—
Reclassification from Total Equity to Redeemable Noncontrolling Interest	(13,428)	13,428
Net gain (loss) attributable to noncontrolling interests (1)	183	(3,547)
Other comprehensive loss - foreign currency translation adjustments	(597)	(2,334)
Adjustment to redemption value	—	32,182
Other	—	(2,346)
Balance, July 5, 2015	$50,626	$37,383
(1) Amounts are deemed to be immaterial and are presented within selling, marketing and administrative expenses.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

7. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended			Three Months Ended
	July 5, 2015			June 29, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net (loss) income			$(99,941)			$168,168
Other comprehensive income:
Foreign currency translation adjustments	$2,668	$—	2,668	$5,773	$—	5,773
Pension and post-retirement benefit plans (a)	8,152	(2,686)	5,466	5,825	(2,225)	3,600
Cash flow hedges:
Gains on cash flow hedging derivatives	146,901	(55,872)	91,029	11,798	(4,456)	7,342
Reclassification adjustments (b)	(17,723)	6,625	(11,098)	(15,044)	4,261	(10,783)
Total other comprehensive income	$139,998	$(51,933)	88,065	$8,352	$(2,420)	5,932
Total comprehensive (loss) income			$(11,876)			$174,100
Comprehensive income attributable to redeemable and noncontrolling interests			(578)			—
Comprehensive (loss) income attributable to The Hershey Company			$(12,454)			$174,100

	Six Months Ended			Six Months Ended
	July 5, 2015			June 29, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$144,796			$420,663
Other comprehensive income:
Foreign currency translation adjustments	$(25,050)	$—	(25,050)	$5,305	$—	5,305
Pension and post-retirement benefit plans (a)	16,814	(5,887)	10,927	11,535	(4,375)	7,160
Cash flow hedges:
Gains on cash flow hedging derivatives	104,689	(39,752)	64,937	44,241	(16,460)	27,781
Reclassification adjustments (b)	(18,075)	6,578	(11,497)	(29,960)	9,938	(20,022)
Total other comprehensive income	$78,378	$(39,061)	39,317	$31,121	$(10,897)	20,224
Total comprehensive income			$184,113			$440,887
Comprehensive loss attributable to redeemable and noncontrolling interests			2,931			—
Comprehensive income attributable to The Hershey Company			$187,044			$440,887

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 11.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	July 5, 2015	December 31, 2014
Foreign currency translation adjustments	$(65,800)	$(43,681)
Pension and post-retirement benefit plans, net of tax	(273,723)	(284,650)
Cash flow hedges, net of tax	23,198	(30,242)
Total accumulated other comprehensive loss	$(316,325)	$(358,573)
8. EARNINGS PER SHARE
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net (loss) income	$(99,941)	$168,168	$144,796	$420,663
Weighted-average shares – basic:
Common stock	158,993	162,168	159,520	162,873
Class B common stock	60,620	60,620	60,620	60,620
Total weighted-average shares – basic:	219,613	222,788	220,140	223,493
Effect of dilutive securities: (1)
Employee stock options	—	1,913	1,514	2,125
Performance and restricted stock units	—	280	281	388
Weighted-average shares – diluted	219,613	224,981	221,935	226,006
Earnings per share – basic:
Common stock	$(0.47)	$0.78	$0.67	$1.94
Class B common stock	$(0.42)	$0.70	$0.62	$1.74
Earnings per share – diluted:
Common stock	$(0.47)	$0.75	$0.65	$1.86
Class B common stock	$(0.42)	$0.70	$0.62	$1.73
(1) For the three months ended July 5, 2015, dilutive securities are not included as they are antidilutive in the calculation of earnings per share-diluted when calculated based on a net loss.
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.
The earnings per share calculations for the three months ended July 5, 2015 and June 29, 2014 exclude 4,175 and 1,363 stock options, respectively, that would have been antidilutive. The earnings per share calculations for the six months ended July 5, 2015 and June 29, 2014 exclude 2,660 and 1,365 stock options, respectively, that would have been antidilutive.
9. BUSINESS REALIGNMENT ACTIVITIES
On June 19, 2015, we announced a new productivity initiative (the “2015 Initiative”) intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. Overall, the 2015 Initiative is intended to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer.
The 2015 Initiative is expected to result in the reduction of approximately 300 positions by the end of 2015, with estimated pre-tax charges and costs of $100 million to $120 million, the majority of which are cash. During the three and six months ended July 5, 2015, we incurred charges totaling $26,054, representing employee severance and related separation benefits as

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

well as incremental third-party costs related to the design and implementation of the new organizational structure. The remaining costs for the 2015 Initiative are largely expected to be incurred in the second half of 2015.
The tables below provide details for charges incurred across all restructuring and cost reduction activities during the three and six month periods ended July 5, 2015 and June 29, 2014.

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Employee related costs	$22,552	$—	$22,552	$—
Asset related costs	2,309	—	4,576	—
Other exit costs, including Mauna Loa divestiture	—	1,239	2,667	4,265
Other implementation costs	3,964	—	4,170	—
Total charges associated with business realignment initiatives	$28,825	$1,239	$33,965	$4,265
Asset related charges presented in the table above represent accelerated depreciation and amortization charges relating to a program commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities.
The other exit costs incurred in 2014 primarily relate to the demolition of the Company's former manufacturing facility, representing the final phase of the Project Next Century Program. This program was substantially complete as of December 31, 2014.
Charges relating to our business realignment initiatives are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Cost of sales	$1,328	$(8)	$2,676	$93
Selling, marketing and administrative	4,945	—	6,070	—
Business realignment charges:
Business realignment and productivity initiatives	22,552	1,247	22,552	4,172
Divestiture of Mauna Loa (see Note 2)	—	—	2,667	—
Total business realignment charges	22,552	1,247	25,219	4,172
Total charges associated with business realignment initiatives	$28,825	$1,239	$33,965	$4,265
Segment operating results do not include business realignment and related charges because we evaluate segment performance excluding such charges.
The following table summarizes our business realignment activity for the six months ended July 5, 2015:

	Employee related costs	Other exit costs	Other implementation costs	Total
Liability balance at December 31, 2014	$79	$—	$—	$79
2015 business realignment charges	22,552	—	2,870	25,422
Cash payments	—	—	—	—
Liability balance at July 5, 2015	$22,631	$—	$2,870	$25,501
The charges reflected in the liability roll-forward above do not include items charged directly to expense, such as accelerated depreciation and amortization and the loss on the Mauna Loa divestiture, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Pre-tax compensation expense	$12,726	$14,742	$26,615	$27,697
Related income tax benefit	$4,481	$5,056	$9,342	$9,500
As of July 5, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $83,544 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended July 5, 2015 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	7,319,377	$66.69	6.3 years
Granted	1,296,300	$105.72
Exercised	(1,077,749)	$51.33
Forfeited	(107,659)	$88.82
Outstanding as of July 5, 2015	7,430,269	$75.42	6.6 years	$151,247
Options exercisable as of July 5, 2015	4,256,865	$60.62	5.1 years	134,247
The weighted-average fair value of options granted was $19.26 per share and $21.55 per share for the periods ended July 5, 2015 and June 29, 2014, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 5, 2015	June 29, 2014
Dividend yields	2.0%	2.0%
Expected volatility	20.2%	22.3%
Risk-free interest rates	1.9%	2.1%
Expected lives in years	6.6	6.7
The total intrinsic value of options exercised was $53,698 and $99,645 for the periods ended July 5, 2015 and June 29, 2014, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended July 5, 2015 is as follows:

Performance Stock Units and Restricted Stock Units	Number of Units	Weighted-average grant date fair value for equity awards or market value for liability awards (per unit)
Outstanding at beginning of year	904,306	$94.48
Granted	304,972	$108.08
Performance assumption change	(258,589)	$106.13
Vested	(377,509)	$73.13
Forfeited	(20,770)	$105.15
Outstanding as of July 5, 2015	552,410	$106.03
The table above excludes PSU awards for 25,462 units as of December 31, 2014 and 22,827 units as of July 5, 2015 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted during the periods indicated for potential future distribution to employees and directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	Six Months Ended
	July 5, 2015	June 29, 2014
Units granted	304,972	301,282
Weighted-average fair value at date of grant (per unit)	$108.08	$117.41
Monte Carlo simulation assumptions:
Estimated values (per unit)	$61.22	$80.95
Dividend yields	2.0%	1.8%
Expected volatility	14.9%	15.5%
The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested, totaled $39,433 and $54,933 for the periods ended July 5, 2015 and June 29, 2014, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 503,350 units as of July 5, 2015. Each unit is equivalent to one share of the Company’s Common Stock.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for the second quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Service cost	$6,810	$6,448	$99	$176
Interest cost	10,857	12,200	2,513	2,961
Expected return on plan assets	(17,158)	(18,432)	—	—
Amortization of prior service (credit) cost	(296)	(167)	153	154
Amortization of net actuarial loss (gains)	7,232	5,935	(29)	(45)
Administrative expenses	276	216	39	45
Net periodic benefit cost	$7,721	$6,200	$2,775	$3,291
We made contributions of $485 and $4,872 to the pension plans and other benefits plans, respectively, during the second quarter of 2015. In the second quarter of 2014, we made contributions of $422 and $5,532 to our pension plans and other benefits plans, respectively. These contribution amounts also include benefit payments from our unfunded, non-qualified pension plans and post-retirement benefit plans.
Components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Service cost	$14,233	$13,333	$271	$353
Interest cost	22,162	24,425	5,101	5,851
Expected return on plan assets	(34,539)	(37,018)	—	—
Amortization of prior service (credit) cost	(587)	(334)	306	308
Amortization of net actuarial loss (gains)	15,304	11,673	(29)	(71)
Administrative expenses	508	393	44	55
Net periodic benefit cost	$17,081	$12,472	$5,693	$6,496
We made contributions of $1,336 and $9,328 to the pension plans and other benefits plans, respectively, during the first six months of 2015. In the first six months of 2014, we made contributions of $1,973 and $10,672 to our pension plans and other benefits plans, respectively. These contribution amounts also include benefit payments from our unfunded, non-qualified pension plans and post-retirement benefit plans.
For 2015, there are no significant minimum funding requirements for our domestic pension plans; however, we expect to make additional contributions of approximately $22,900 to maintain the funded status. Planned voluntary funding of our non-domestic pension plans in 2015 is not material.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

12. SEGMENT INFORMATION
Our current reporting structure is designed to ensure continued focus on North America, coupled with an emphasis on accelerating growth in our international markets, as we transform into a more global company. Our business is organized around geographic regions and strategic business units. It is designed to enable us to build processes for repeatable success in our global markets. The Presidents of our geographic regions, along with the Senior Vice President responsible for our Global Retail and Licensing business, are accountable for delivering our annual financial plans and report into our Chief Executive Officer, who serves as our Chief Operating Decision Maker (“CODM”), so we have defined our operating segments on a geographic basis. Our North America business currently generates over 85% of our consolidated revenue and none of our other geographic regions are individually significant.
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

For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, as well as charges associated with business realignment activities, goodwill impairment charges, acquisition-related costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net sales:
North America	$1,399,574	$1,374,529	$3,106,569	$3,033,576
International and Other	179,251	203,821	410,056	416,587
Total	$1,578,825	$1,578,350	3,516,625	3,450,163

Segment income (loss):
North America	$460,667	$405,732	$1,014,973	$944,437
International and Other	(44,485)	(1,478)	(66,244)	5,137
Total segment income	416,182	404,254	948,729	949,574
Unallocated corporate expense (1)	126,794	124,165	265,466	252,343
Goodwill impairment	249,811	—	249,811	—
Charges associated with business realignment initiatives	28,825	1,239	33,965	4,265
Non-service related pension expense (income)	931	(297)	2,927	(920)
Acquisition integration costs	2,321	1,864	4,894	3,840
Operating profit	7,500	277,283	391,666	690,046
Interest expense, net	18,877	20,734	38,079	42,019
Other (income) expense, net	4,759	(181)	(5,081)	8,976
Income before income taxes	$(16,136)	$256,730	$358,668	$639,051

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

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
North America	$39,439	$36,423	$74,952	$71,450
International and Other	9,090	5,861	20,140	11,633
Corporate, including business realignment	11,934	8,546	23,709	17,050
Total	$60,463	$50,830	$118,801	$100,133

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

13. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the six months ended July 5, 2015 and June 29, 2014 were 59.6% and 34.2%, respectively. Adjusting for the impact of the non-deductible goodwill impairment charge discussed in Note 2, the 2015 year to date effective income tax rate was 35.1%, which is higher relative to 2014, since the 2014 rate reflected the benefit of effectively settled U.S. audit issues which did not reoccur in 2015. This increase relative to 2014 was partly offset by benefit from tax credits realized from the investment tax strategy initiated in the second quarter of 2015.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $4,957 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

Investments in Partnerships Qualifying for Tax Credits
In the second quarter of 2015, the Company made initial investments in partnership entities which make equity investments in projects eligible to receive federal historic tax credits. Our investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the three months ended July 5, 2015, we recognized investment tax credits relating to these projects of $5,391, and we wrote-down the equity investment by $4,644 to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
14. INVENTORIES
We value the majority of our U.S. inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	July 5, 2015	December 31, 2014
Raw materials	$358,489	$377,620
Goods in process	112,867	63,916
Finished goods	616,241	531,608
Inventories at FIFO	1,087,597	973,144
Adjustment to LIFO	(213,601)	(172,108)
Total inventories	$873,996	$801,036
15. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment were as follows:

	July 5, 2015	December 31, 2014
Land	$95,730	$95,913
Buildings	1,071,972	1,031,050
Machinery and equipment	2,891,913	2,863,559
Construction in progress	363,390	338,085
Property, plant and equipment, gross	4,423,005	4,328,607
Accumulated depreciation	(2,242,679)	(2,176,706)
Property, plant and equipment, net	$2,180,326	$2,151,901

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

16. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 5, 2015
	Shares	Dollars
		In thousands
Shares repurchased under pre-approved share repurchase programs	1,644,328	$172,797
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,361,266	142,867
Total share repurchases	3,005,594	315,664
Shares issued for stock options and incentive compensation	(1,312,084)	(54,596)
Net change	1,693,510	$261,068
The $250 million share repurchase program approved by our Board of Directors in February 2014 was completed in the first quarter of 2015.
In February 2015, our Board of Directors approved an additional $250 million authorization to repurchase shares of our Common Stock. As of July 5, 2015, $250 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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
Overview and Outlook
Our 2015 second quarter net sales totaled $1,578.8 million and were relatively flat compared to the second quarter of 2014. Excluding a 1.3% impact from unfavorable foreign currency exchange rates, our net sales increased 1.3%, with the increase reflecting positive price realization resulting from the U.S. price increase in mid-2014 and incremental revenue from recent acquisitions. However, these benefits were partially offset by lower U.S. volumes resulting from volume elasticity related to the aforementioned price increase, as well as the unfavorable performance of our China chocolate business. The net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior, which contributed to a reduction in our second quarter sales volumes and increased levels of trade promotions and allowances.
Our North America business continues to to perform well, and affords us the ability to deliver on our financial commitments and manage through the volatility experienced in our international markets. Our U.S. results were slightly ahead of our expectations with year-to-date combined candy, mint and gum (“CMG”) market share increasing 0.1 share points versus the prior year. Our solid CMG performance was partially offset by snacks and grocery softness due primarily to increased competitive activity in the spreads and baking chip offerings.
Our gross margin increased 110 basis points in the second quarter of 2015, driven by the benefits of positive price realization and supply chain productivity and other cost savings initiatives, partially offset by international trade allowances and obsolescence, primarily in our China business.
In June, we announced a new productivity initiative intended to simplify the organizational structure to enhance our ability to rapidly anticipate and respond to the changing demands of the global consumer. This program is expected to result in the reduction of approximately 300 positions by the end of 2015, with estimated pre-tax charges and costs of $100 million to $120 million, the majority of which are cash. During the second quarter of 2015, we incurred charges totaling $26.1 million, representing employee severance and related separation benefits as well as incremental third-party costs related to the design and implementation of the new organizational structure. The remaining costs for this program are largely expected to be incurred in the second half of 2015. The program is expected to generate annual pre-tax savings of $65 million to $75 million, of which a portion will be reinvested back into the Company to enable further investment in brand-building and global capabilities.
Our Shanghai Golden Monkey (“SGM”) business continues to perform below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we have continued to assess the quality of SGM’s accounts receivable and existing distributor networks. Based on these recent performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. Although preliminary, as a result of this reassessment we recorded a $249.8 million goodwill impairment charge during the second quarter of 2015. After this write-down, the remaining carrying value of the long-lived assets related to the SGM reporting unit totaled $281.6 million. We expect to finalize the business valuation assessment in the third quarter and additional charges, including charges related to other long-lived assets, may be required. While we anticipate completing the acquisition of the remaining 20% of SGM in the fourth quarter of 2015, the timing and terms will be informed by the results of our ongoing assessment, and we are evaluating all potential options to protect the

Company's interests. Going forward, we continue to evaluate SGM's cost structure as well as alternative integration scenarios to improve performance to enable us to implement upon our strategy of leveraging the Golden Monkey's sales force and distributor network to expand sales of our Hershey's products in the China marketplace.
Our second quarter operating profit, excluding the $249.8 million non-cash goodwill impairment charge discussed above, decreased by 7.2%, while operating profit margin, also excluding the goodwill impairment charge, decreased by 130 basis points to 16.3%. Our operating profit and operating profit margin benefited from the higher gross margin; however, this was more than offset by charges relating to the aforementioned productivity initiative, as well as higher selling and administrative expense resulting from recent acquisitions. The combination of these factors, coupled with a higher effective income tax rate, led to a 10.9% decline in reported net income and 9.3% decline in reported earnings per share-diluted, also determined excluding the $249.8 million goodwill impairment charge.
Over the remainder of the year, our net sales will be driven by strong Halloween and Holiday seasonal programming and the continued rollout of new products in North America, including Kit Kat White Minis, Hershey's Caramels and Ice Breakers Cool Blasts Chews. Additionally, the upcoming launches of Brookside Fruit and Nut Bars, Hershey's Kisses Deluxe and a limited launch of Reese's Snack Mix and Hershey's Snack Bites bring variety and news to the category. In China, for the second half of the year, distribution gains in smaller format stores and a broader roll-out of Brookside chocolates are on track. Our year-to-date advertising and related consumer marketing is up about 3%, and with the exception of China we still expect North America advertising and consumer marketing to increase at a rate greater than net sales growth (exclusive of the impacts of foreign exchange and acquisitions and divestitures). Given the changing consumer dynamics and our ongoing work in China, we expect advertising and related consumer marketing in this market to be lower than last year.
We currently estimate full-year 2015 net sales growth of 1.5% to 2.5%, which includes a 1.0% net benefit from recent acquisitions and divestitures and a 1.5% unfavorable impact from foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange, our 2015 full-year net sales are expected to increase 3.0% to 4.0%. We expect full-year gross margin expansion of 125 to 135 basis points, as solid North American gains, driven by price realization, will be partially offset by unfavorable impacts from higher trade promotion rates and obsolescence in China. Additionally, we expect the aforementioned productivity initiative to benefit our full-year 2015 results by approximately $10 million to $15 million. Overall, the impacts of positive price realization and gross margin expansion, offset by charges relating to the goodwill impairment and 2015 productivity initiative are expect to result in full-year reported earnings per share-diluted in the $2.49 to $2.66 range. We continue to expect adjusted earnings per share-diluted to be in the $4.10 to $4.18 range, an increase of 3% to 5% versus 2014, including dilution from acquisitions and divestitures of around $0.20 per share. This outlook reflects information available to us currently; however, it is subject to risks and uncertainties, particularly relating to the current situation in China. While further volatility could evolve in that market, we do not expect it to have a material impact on our cash flows or financial position.
Non-GAAP Information
The following table provides a reconciliation of projected 2015 earnings per share-diluted and 2014 earnings per share-diluted, each prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), to non-GAAP projected adjusted earnings per share-diluted for 2015 and adjusted earnings per share-diluted for 2014:

	2015 (Projected)	2014
Reported EPS – Diluted	$2.49 ‑ $2.66	$3.77
Acquisition integration and transaction charges	0.05 ‑ 0.06	0.05
Business realignment charges
2015 productivity initiative	0.29 - 0.35	—
Other international programs	0.04 - 0.05	0.03
Non-service related pension expense (income)	0.04 - 0.05	(0.01)
Impairment charges	1.13	0.06
Loss on sale of Mauna Loa	—	0.08
Gain on sale of trademark	(0.03)	—
Adjusted EPS – Diluted	$4.10 ‑ $4.18	$3.98

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
Adjusted earnings per share-diluted excludes the impacts of acquisition integration and transaction costs; charges and non-cash impairments associated with our business realignment initiatives; non-cash goodwill and indefinite-lived intangible asset impairment charges; the loss on the sale of our Mauna Loa business; the gain on the sale of a non-core trademark license; and non-service-related pension expense (income).
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

Consolidated Results of Operations

	Three Months Ended			Six Months Ended
	July 5, 2015	June 29, 2014	Percent Change Increase (Decrease)	July 5, 2015	June 29, 2014	Percent Change Increase (Decrease)
In millions except per share amounts
Net sales	$1,578.8	$1,578.4	—%	$3,516.6	$3,450.2	1.9%
Cost of sales	843.4	860.9	(2.0)%	1,880.3	1,861.2	1.0%
Gross profit	735.4	717.5	2.5%	1,636.3	1,589.0	3.0%
Gross margin	46.6%	45.5%		46.5%	46.1%
Selling, marketing and administrative (“SM&A”) expense	455.5	439.0	3.8%	969.6	894.7	8.4%
SM&A expense as a percent of sales	28.9%	27.8%		27.6%	25.9%
Goodwill impairment charge	249.8	—	NM	249.8	—	NM
Business realignment charges	22.6	1.2	NM	25.2	4.2	NM
Operating profit	7.5	277.3	(97.3)%	391.7	690.1	(43.2)%
Operating profit margin	0.5%	17.6%		11.1%	20.0%
Interest expense, net	18.9	20.7	(9.0)%	38.1	42.0	(9.4)%
Other (income) expense, net	4.7	(0.2)	NM	(5.1)	9.0	(156.6)%
Provision for income taxes	83.8	88.6	(5.4)%	213.9	218.4	(2.1)%
Effective income tax rate	(519.4)%	34.5%		59.6%	34.2%
Net income (loss)	$(99.9)	$168.2	(159.4)%	$144.8	$420.7	(65.6)%
Net income (loss) per share–diluted	$(0.47)	$0.75	(162.7)%	$0.65	$1.86	(65.1)%

Note: Percentage changes may not compute directly as shown due to rounding of the amounts presented above.
NM - not meaningful
Results of Operations - Second Quarter 2015 vs. Second Quarter 2014
Net Sales
Net sales were flat in the second quarter of 2015 compared to the same period of 2014. Favorable price realization, primarily in the U.S., increased net sales by 5.8%; however this was partially offset by increased promotional spending, mainly in China, which reduced net sales by 2.3%. Volume declines, due primarily to elasticity relating to the previously announced price increase in the U.S. coupled with softness in the China modern trade, which led to a reduction in our China chocolate volumes, also reduced net sales by 3.6%. Net acquisitions and divestitures increased net sales by 1.4%, which was largely offset by a 1.3% unfavorable impact from foreign currency exchange rates. Excluding foreign currency, our net sales increased 1.3% in the quarter.
Cost of Sales and Gross Margin
Cost of sales decreased by 2.0% in the second quarter of 2015 compared to the same period of 2014. Volume declines, supply chain productivity, and lower commodity and other input costs reduced cost of sales by 5.4%. These reductions were substantially offset by higher supply chain costs and unfavorable sales mix which increased cost of sales by approximately 3.4%.
Gross margin increased by 110 basis points in the second quarter of 2015 compared to the same period of 2014. Favorable net price realization, supply chain productivity and other cost savings initiatives, as well as favorable commodity costs, collectively improved gross margin by 210 basis points. However, these benefits were partially offset by higher supply chain costs which reduced gross margin by approximately 100 basis points.

Selling, Marketing and Administrative Expense
Total selling, marketing and administrative expenses increased by 3.8% in the second quarter of 2015 compared to the same period of 2014. Excluding advertising and related consumer marketing costs, which declined 3.3% during the quarter, the second quarter selling and administrative expenses increased by 7.4% as compared to the same period of 2014. This increase in selling and administrative expenses was primarily driven by incremental increases from acquired businesses. The decrease in advertising and consumer market expense was driven principally by a spending reduction in our China chocolate business.
Goodwill Impairment
In the second quarter of 2015 we recorded a $249.8 million non-cash goodwill impairment charge to write-down all of the goodwill related to our SGM reporting unit. As discussed in the Overview and Outlook section as well as Note 2 to the consolidated financial statements, the SGM business has continued to perform below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we have continued to assess the quality of SGM’s accounts receivable and the existing distributor network. Based on these recent performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which requires us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessment of the value of the reporting unit. Although preliminary, this reassessment resulted in the estimated $249.8 million non-cash goodwill impairment charge. After this write-down, the remaining carrying value of the long-lived assets related to the SGM reporting unit totaled $281.6 million.  We expect to finalize the business valuation assessment in the third quarter of 2015 and additional charges, including charges related to other long-lived assets, may be required.

The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2014. These current estimates and assumptions are subject to change due to changing economic and competitive conditions.
Business Realignment Charges
In the second quarter of 2015 and 2014, we recorded total business realignment charges of $22.6 million and $1.2 million, respectively. The 2015 charges related primarily to the newly announced productivity initiative intended to simplify the Company's organizational structure to enhance our ability to rapidly anticipate and respond to the changing demands of the global consumer. See further discussion on this overall program in the Outlook section. The second quarter 2014 charges primarily related to costs associated with the demolition of the former manufacturing facility in Hershey, Pennsylvania, representing the final stages of the Project Next Century program.
Operating Profit and Operating Profit Margin
Operating profit decreased 97.3% in the second quarter of 2015 compared with the second quarter of 2014, due primarily to the goodwill impairment charge, higher selling, marketing and administrative costs as well as higher business realignment charges, offset in part by the higher gross profit.
Operating profit margin decreased to 0.5% for the second quarter of 2015 from 17.6% for the second quarter of 2014, due to the goodwill impairment charge, higher level of selling, marketing and administrative expenses as a percent of sales, as well as the higher level of business realignment charges.
Interest Expense, Net
Net interest expense was $1.8 million lower in the second quarter of 2015 than in the comparable period of 2014, due primarily to higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place towards the end of 2014.
Other (Income) Expense, Net
Other (income) expense, net reflects certain gains and losses associated with activities not directly related to our core operations. Other (income) expense, net was $4.9 million higher in the second quarter of 2015, due primarily to the write-down of equity investments qualifying for historic tax credits. As discussed in Note 13, the investment value is recovered as the benefit from the tax credits is realized.

Income Taxes and Effective Tax Rate
Our effective income tax rate was (519.4)% for the second quarter of 2015 compared with 34.5% for the second quarter of 2014. The 2015 tax rate was significantly impacted by the non-deductible goodwill impairment charge referenced previously. Excluding the impact of the goodwill impairment charge, the 2015 effective income tax rate was higher relative to 2014, since the 2014 rate reflected the benefit of effectively settled U.S. audit issues which did not reoccur in 2015. This increase relative to 2014 was partly offset by benefit from tax credits realized from the investment tax strategy initiated in the second quarter of 2015.
Net Income (Loss) and Net Income (Loss) Per Share
We generated a net loss of $99.9 million and loss per share-diluted (“EPS”) of $0.47 in the second quarter of 2015, versus net income of $168.2 million and EPS of $0.75 in the second quarter of 2014. The decreases in 2015 net income and EPS were primarily driven by the goodwill impairment charge, coupled with higher selling and administrative expenses and business realignment charges, as noted above.
Results of Operations - First Six Months 2015 vs. First Six Months 2014
Net Sales
Net sales increased 1.9% in the first six months of 2015 over the comparable period of 2014, driven by favorable net price realization of 3.7% and a 1.5% benefit from net acquisitions and divestitures, substantially offset by volume declines which reduced net sales by approximately 2.1% as well as a 1.2% unfavorable impact from foreign currency exchange rates. Excluding foreign currency, our net sales increased 3.1% in the first six months of 2015. The favorable net price realization, primarily in the U.S., was attributed to the price increase announced in mid-2014. The volume declines were primarily related to volume elasticity relating to the pricing action in the U.S. coupled with softness in the China modern trade, which led to a reduction in China volumes. These declines were partially offset by volume growth in Canada, Mexico and Brazil.
Key U.S. Marketplace Metrics
For the 28-week period ended July 11, 2015, which along with the comparable 2014 period encompasses each year's entire Easter season results, our U.S. candy, mint and gum (“CMG”) retail takeaway increased 3.1%. For the same 28-week period, our U.S. market share was an industry leading 31.3%, an increase of 0.1 share points as compared with the same period of 2014. Consumer takeaway and market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels.
Cost of Sales and Gross Margin
Cost of sales increased by 1.0% in the first six months of 2015 compared to the same period of 2014. Higher commodity and other incremental supply chain costs, unfavorable sales mix and higher pension costs increased total cost of sales by approximately 4.4%. These increases were substantially offset by supply chain productivity and volume declines, which together reduced cost of sales by 3.4%.
Gross margin increased by 40 basis points in the first six months of 2015 compared to the same period of 2014. Favorable net price realization as well as supply chain productivity and other cost savings initiatives collectively improved gross margin by 230 basis points. However, these benefits were substantially offset by higher commodity and other input costs, which reduced gross margin by approximately 190 basis points.
Selling, Marketing and Administrative Expense
Total selling, marketing and administrative expenses increased by 8.4% in the first six months of 2015 compared to the same period of 2014. Advertising and related consumer marketing expense increased 2.7% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for the first six months of 2015 increased by 11.6% as compared to the same period of 2014, driven by incremental increases from acquired businesses, as well as additional continued investments in route-to-market capabilities and knowledge-based consumer insights.
Goodwill Impairment
In the second quarter of 2015 we recorded a $249.8 million non-cash goodwill impairment charge to write-down all of the goodwill related to our SGM reporting unit. As discussed in the Overview and Outlook section as well as Note 2 to the consolidated financial statements, the SGM business has continued to perform below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we have continued to assess the quality of SGM’s accounts receivable and the existing distributor networks. Based on these recent performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by

U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which requires us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessment of the value of the reporting unit. Although preliminary, this reassessment resulted in the estimated $249.8 million non-cash goodwill impairment charge. After this write-down, the remaining carrying value of the long-lived assets related to the SGM reporting unit totaled $281.6 million.  We expect to finalize the business valuation assessment in the third quarter of 2015 and additional charges, including charges related to other long-lived assets, may be required.
The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2014. These current estimates and assumptions are subject to change due to changing economic and competitive conditions.
Business Realignment Charges
In the first six months of 2015 and 2014, we recorded total business realignment charges of $25.2 million and $4.2 million, respectively. The 2015 charges primarily related to the aforementioned productivity initiative that commenced in the second quarter of 2015, while the 2014 charges mainly related to costs associated with the demolition of the former manufacturing facility in Hershey, Pennsylvania.
Operating Profit and Operating Profit Margin
Operating profit decreased 43.2% in the first six months of 2015 compared with the comparable period of 2014, due primarily to the goodwill impairment charge, higher selling, marketing and administrative costs and business realignment charges, offset in part by the higher gross profit.
Operating profit margin decreased to 11.1% for the first six months of 2015 from 20.0% for the comparable period of 2014, due to the goodwill impairment charge, higher selling, marketing and administrative expenses as a percent of sales, and higher business realignment charges.
Interest Expense, Net
Net interest expense was $3.9 million lower in the first six months of 2015 than the comparable period of 2014, due primarily to higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place towards the end of 2014.
Other (Income) Expense, Net
Other (income) expense, net reflected a net gain of $5.1 million in the first six months of 2015 as compared to a net expense of $9.0 million in the comparable period of 2014. The 2015 income was related to a $10.0 million gain on the sale of a non-core trademark partially offset by the write-down of the equity investments qualifying for historic tax credits, while the 2014 net expense reflected the foreign exchange loss related to our strategy to cap the U.S. denominated acquisition price of SGM, offset in part by the gain realized on the acquisition of a controlling interest in LSFC. See further details in Note 1.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 59.6% for the first six months of 2015 compared with 34.2% for the comparable period of 2014. The 2015 tax rate was significantly impacted by the non-deductible goodwill impairment charge. Excluding the impact of the goodwill impairment charge, the 2015 effective income tax rate was higher relative to 2014, since the 2014 rate reflected the benefit of effectively settled U.S. audit issues which did not reoccur in 2015. This increase relative to 2014 was partly offset by benefit from tax credits realized from the investment tax strategy initiated in the second quarter of 2015.
Net Income and Net Income Per Share
Net income in the first six months of 2015 decreased $275.9 million, or 65.6%, while earnings per share-diluted (“EPS”) in the first six months of 2015 decreased $1.21, or 65.1%, compared with the first six months of 2014. The decreases in both net income and EPS were driven by the goodwill impairment charge, higher selling, marketing and administrative expenses and business realignment charges, as noted above.

Segment Results
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, as well as charges associated with business realignment initiatives, goodwill impairment charges, acquisition-related costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Information section at the beginning of this Item 2.
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net sales:
North America	$1,399,574	$1,374,529	$3,106,569	$3,033,576
International and Other	179,251	203,821	410,056	416,587
Total	$1,578,825	$1,578,350	3,516,625	3,450,163

Segment income:
North America	$460,667	$405,732	$1,014,973	$944,437
International and Other	(44,485)	(1,478)	(66,244)	5,137
Total segment income	416,182	404,254	948,729	949,574
Unallocated corporate expense (1)	126,794	124,165	265,466	252,343
Goodwill impairment	249,811	—	249,811	—
Charges associated with business realignment initiatives	28,825	1,239	33,965	4,265
Non-service related pension expense (income)	931	(297)	2,927	(920)
Acquisition integration costs	2,321	1,864	4,894	3,840
Operating profit	7,500	277,283	391,666	690,046
Interest expense, net	18,877	20,734	38,079	42,019
Other (income) expense, net	4,759	(181)	(5,081)	8,976
Income before income taxes	$(16,136)	$256,730	$358,668	$639,051

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

North America
The North America segment is responsible for our chocolate and sugar confectionery market position, as well as our snacks and adjacencies market position, in the United States and Canada. This includes developing and growing our business in chocolate, sugar confectionery, refreshment, snack, pantry, food service and other snacking product lines. North America results for the three and six months ended July 5, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
	July 5, 2015	June 29, 2014	Percent / Point Change	July 5, 2015	June 29, 2014	Percent / Point Change
In millions of dollars
Net sales	$1,399.6	$1,374.5	1.8%	$3,106.6	$3,033.6	2.4%
Segment income	460.7	405.7	13.5%	1,015.0	944.4	7.5%
Segment margin	32.9%	29.5%		32.7%	31.1%
Results of Operations - Second Quarter 2015 vs. Second Quarter 2014
Net sales of our North America segment increased $25.1 million or 1.8% in the second quarter of 2015 compared to the same period of 2014, reflecting net price realization of 5.6% and a net benefit from acquisitions and divestitures of 0.4%, partially offset by a volume decline of 3.6% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.6%. The volume decline was due to principally to elasticity related to the 2014 pricing action, as well as lower volumes in snacks and grocery primarily due to increased competitive activity in spreads and baking chips. Our Canada operations were unfavorably impacted by the stronger U.S. dollar, as well as the timing of Easter and merchandising activity versus the same period of the prior year.
Our North America segment income increased $55.0 million or 13.5% in the second quarter of 2015 compared to the same period of 2014, driving by favorable price realization and supply chain productivity.
Results of Operations - First Six Months 2015 vs. First Six Months 2014
Net sales of our North America segment increased $73.0 million or 2.4% in the first six months of 2015 compared to the same period of 2014, reflecting net price realization of 4.8% and a net benefit from acquisitions and divestitures of 0.3%, partially offset by a volume decline of 2.1% as well as the unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.6%. The volume decline was due to elasticity related to the 2014 pricing action. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income increased $70.6 million or 7.5% in the first six months of 2015 compared to the same period of 2014, principally due to favorable price realization and supply chain productivity, which offset volume declines, input cost increases, and higher advertising, consumer promotions and marketing spending. The advertising, consumer promotion and marketing expenses increased 4.9% in the 2015 period due to the timing of advertising and consumer promotion costs as well as additional investments in route-to-market capabilities and consumer insights.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate, sugar confectionery and other products. Currently, this includes our operations in Asia, Latin America, Europe, Africa, and the Middle East, along with exports to these regions. While a minor component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results for the three and six months ended July 5, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
	July 5, 2015	June 29, 2014	Percent / Point Change	July 5, 2015	June 29, 2014	Percent / Point Change
In millions of dollars
Net sales	$179.3	$203.8	(12.1)%	$410.1	$416.6	(1.6)%
Segment (loss) income	(44.5)	(1.5)	NM	(66.2)	5.1	NM
Segment margin	(24.8)%	(0.7)%		(16.2)%	1.2%

Results of Operations - Second Quarter 2015 vs. Second Quarter 2014
Net sales of our International and Other segment decreased $24.5 million or 12.1% in the second quarter of 2015 compared to same period of 2014. Overall, the segment's net sales decrease reflected unfavorable net price realization of 10.5%, volume declines of 3.5%, and an unfavorable impact from foreign currency exchange rates which reduced net sales by approximately 6.1%. These factors were partially offset by incremental revenue from the acquisition of SGM, which added 8.0% to 2015 net sales, albeit a significantly lower level of growth than had been anticipated. Excluding SGM and the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined by approximately 14.7%, due primarily to net sales of chocolate in China which declined $34.6 million. We believe our China chocolate category performance continues to be impacted by macroeconomic challenges and trends that are affecting consumer shopping behavior, including lower trips in Tier 1 hypermarkets the accelerated momentum of e-commerce and on-line purchases. Additionally, competitive activity increased during the quarter, as manufacturers responded to poor Chinese New Year sell through. As a result, our net price realization in China was unfavorably impacted by higher trade promotion activities and returns and allowances, driven by trade inventory destocking at distributors.
On a constant currency basis, net sales in our focus markets of Mexico, Brazil and India were in line with the comparable period of 2014.
Our International and Other segment loss increased $43.0 million in the second quarter of 2015 compared to the same period of 2014. The decline was primarily attributable to lower chocolate net sales in China, SGM dilution on the lower than anticipated sales levels, and higher trade allowance and inventory obsolescence levels relating to the China chocolate business. In addition, depreciation and amortization expense was $3.2 million higher in the 2015 period, driven by recent acquisitions.
Results of Operations - First Six Months 2015 vs. First Six Months 2014
Net sales of our International and Other segment decreased $6.5 million or 1.6% in the first six months of 2015 compared to same period of 2014, reflecting unfavorable impact from foreign currency exchange rates which reduced net sales by approximately 5.4%, unfavorable price realization of 4.7%, and volume declines of 2.2%, substantially offset by incremental revenue from the acquisition of SGM representing an increase of 10.7% to 2015 net sales. Excluding SGM and the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined by approximately 7.3%. Net sales in China were adversely impacted by unfavorable net price realization, as noted above, as well as macroeconomic conditions that have affected consumer shopping behavior. Chocolate category retail sales growth began to accelerate in the second quarter, increasing by approximately 6% on a year-to-date basis through the first six months of 2015.
Performance in our focus markets of Mexico, Brazil and India improved and, on a constant currency basis, net sales in the first six months of 2015 in these countries increased by a combined 7% versus the comparable period of 2014.
Our International and Other segment income decreased $71.3 million in the second quarter of 2015 compared to the same period of 2014. The decline was primarily attributable to lower net sales in China, coupled with increased levels of investment in go-to-market capabilities within our key focus markets and $8.5 million of higher depreciation and amortization expense relating to recent acquisitions.
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
In the second quarter of 2015, unallocated corporate items totaled $126.8 million, relatively comparable to $124.2 million in the same period of 2014. In the first six months of 2015, unallocated corporate items totaled $265.5 million compared to $252.3 million in the comparable period of 2014, with the increase driven by higher professional fees and employee-related costs.

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
At July 5, 2015, our cash and cash equivalents totaled $302.7 million, and we held short-term investments, in the form of term deposits with original maturities of six-months, totaling $99.3 million. In total, our cash and short-term investments declined $70.0 million during the first six months of 2015 compared to the balance of $472.0 million at December 31, 2014, as a result of the sources and uses of cash outlined in the discussion that follows.
Approximately half of the balance of our cash, cash equivalents and short term investments at July 5, 2015 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $480.9 million in the first six months of 2015, an increase of $309.0 million compared to the amount generated in the same period of 2014. The increase was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory and accounts payable) generated cash of $14 million in the 2015 period, while it consumed cash of $60 million during the same period of 2014. Higher sales volumes at the end of 2014 versus the end of 2013 led to $77 million in higher cash receipts from receivables in the first six months of 2015 versus the same period of 2014. Additionally, in the 2015 period, we had a lower investment in inventory since certain raw material inventory had been built up at the preceding year-end to take advantage of favorable pricing. This led to incremental cash flow of $86 million in the 2015 period, which was largely offset by a greater use of cash for settlement of accounts payable in the 2015 period versus 2014.

•
Accrued liabilities used $104 million less cash in the 2015 period versus 2014, primarily due to lower payments for incentive compensation and advertising and promotional activities in the 2015 period, coupled with $25.4 million increase in the restructuring accrual relating to the 2015 productivity initiative.

•	In the 2015 period, our cash flow benefited by approximately $52 million in lower income tax payments versus the same period of 2014.

•
The impact of our hedging activities positively impacted cash flow by $54 million in the 2015 period versus a unfavorable $9 million impact in the 2014 period. This reflects the impact of non-cash gains and losses amortized to income from accumulated other comprehensive income, coupled with the cash flow impact of market gains and losses on our commodity futures. Our cash receipts typically increase when futures market prices are increasing.

We used cash in investing activities of $337.6 million in the first six months of 2015, $101.8 million more than we used in the same period of 2014, with the increase due mainly to cash of $219 million used to acquire Krave, partially offset by net proceeds of $32 million from the sale of Mauna Loa. Further details regarding this activity is described in Note 2 to the Unaudited Consolidated Financial Statements. Additionally, in the first six months of 2014, we used $97 million to purchase short-term investments.
We used cash in financing activities of $215.6 million in the first six months of 2015, which was $276.5 million less than we used in the same period of 2014. During the 2015 period, higher proceeds from the issuance of commercial paper and higher borrowings in our international businesses, coupled with lower spending for share repurchases, drove a $356 million increase in 2015 cash flow versus the 2014 period. This increase was partly offset by higher dividend payments and lower proceeds from the exercise of stock options in 2015, which collectively reduced cash flow by $78 million compared to the 2014 period.
On August 4, 2015, our Board of Directors declared a quarterly dividend of $0.583 on the Common Stock, an increase of $0.048 per share, and a dividend of $0.53 on the Class B Common Stock, an increase of $0.044 per share, to be payable on September 15, 2015 to stockholders of record as of August 25, 2015.

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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures, including SGM;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our expanding international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The total notional amount of interest rate swaps outstanding at July 5, 2015 and December 31, 2014 was $1.2 billion. The notional amount at July 5, 2015 and December 31, 2014 included $450 million of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of July 5, 2015 would have increased interest expense by approximately $2.3 million for the first six months of 2015 and by approximately $4.6 million for the full year 2014.
We consider our risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the 2015 first six months fair value of our fixed-rate long-term debt by approximately $43 million and decrease the 2014 year-end fair value by approximately $57 million.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of ten percent was $9.9 million as of July 5, 2015 and $7.0 million as of December 31, 2014. The market risk resulting from a hypothetical adverse market price movement of ten percent associated with the estimated average fair value of net commodity positions increased to $65.0 million as of July 5, 2015 from $50.7 million as of December 31, 2014. Market risk represents ten percent of the estimated average fair value of net commodity positions at four dates prior to the end of each period presented.
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
Item 1A - Risk Factors
Risk Factors as of July 5, 2015 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of Hershey for each fiscal month in the three months ended July 5, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 6 through May 3	90,000	$99.90	—	$250,000
May 4 through May 31	—	$—	—	$250,000
June 1 through July 5	—	$—	—	$250,000
Total	90,000	$99.90	—

(1)
All of the shares of Common Stock purchased during the three months ended July 5, 2015 were purchased in open market transactions. We purchased 90,000 shares of Common Stock during the three months ended July 5, 2015 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2014, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2015. In February 2015, our Board of Directors approved an additional $250 million share repurchase authorization. As of July 5, 2015, $250 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

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

THE HERSHEY COMPANY
(Registrant)

Date: August 7, 2015	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 7, 2015	/s/ Richard M. McConville
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