Form 10-Q
period 2015-10-04
HERSHEY CO
filed 2015-10-30
CIK 47111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 4, 2015
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
Common Stock, $1 par value – 156,173,507 shares, as of October 23, 2015.
Class B Common Stock, $1 par value – 60,619,777 shares, as of October 23, 2015.

THE HERSHEY COMPANY
INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net sales	$1,960,779	$1,961,578	$5,477,404	$5,411,741
Costs and expenses:
Cost of sales	1,068,715	1,101,441	2,949,089	2,962,640
Selling, marketing and administrative	500,306	485,097	1,469,861	1,379,843
Goodwill impairment	30,991	—	280,802	—
Business realignment charges	57,753	16,372	82,972	20,544
Total costs and expenses	1,657,765	1,602,910	4,782,724	4,363,027
Operating profit	303,014	358,668	694,680	1,048,714
Interest expense, net	46,967	20,773	85,046	62,792
Other (income) expense, net	9,409	(7,528)	4,328	1,448
Income before income taxes	246,638	345,423	605,306	984,474
Provision for income taxes	91,867	121,682	305,739	340,070
Net income	$154,771	$223,741	$299,567	$644,404

Net income per share – basic:
Common stock	$0.73	$1.03	$1.40	$2.97
Class B common stock	$0.66	$0.94	$1.27	$2.68

Net income per share – diluted:
Common stock	$0.70	$1.00	$1.35	$2.86
Class B common stock	$0.66	$0.94	$1.28	$2.67

Dividends paid per share:
Common stock	$0.583	$0.535	$1.653	$1.505
Class B common stock	$0.530	$0.486	$1.502	$1.356

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net income	$154,771	$223,741	$299,567	$644,404
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(26,631)	(17,321)	(51,681)	(12,016)
Pension and post-retirement benefit plans	9,969	3,624	20,896	10,784
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(43,914)	(932)	21,023	26,849
Reclassification adjustments	(6,214)	(15,544)	(17,711)	(35,566)
Total other comprehensive loss, net of tax	(66,790)	(30,173)	(27,473)	(9,949)
Total comprehensive income	$87,981	$193,568	272,094	634,455
Comprehensive (gain) loss attributable to noncontrolling interests	(820)	—	2,111	—
Comprehensive income attributable to The Hershey Company	$87,161	$193,568	$274,205	$634,455

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands except share data)

	October 4, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$343,913	$374,854
Short-term investments	—	97,131
Accounts receivable – trade, net	760,789	596,940
Inventories	813,583	801,036
Deferred income taxes	99,628	100,515
Prepaid expenses and other	191,417	276,571
Total current assets	2,209,330	2,247,047
Property, plant and equipment, net	2,187,736	2,151,901
Goodwill	689,684	792,955
Other intangible assets	388,747	294,841
Other assets	155,123	142,772
Total assets	$5,630,620	$5,629,516
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$448,599	$482,017
Accrued liabilities	807,621	813,513
Accrued income taxes	40,619	4,616
Short-term debt	687,981	384,696
Current portion of long-term debt	250,421	250,805
Total current liabilities	2,235,241	1,935,647
Long-term debt	1,830,186	1,548,963
Other long-term liabilities	504,972	526,003
Deferred income taxes	123,095	99,373
Total liabilities	4,693,494	4,109,986

Stockholders' equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at October 4, 2015 and December 31, 2014, respectively	—	—
Common stock, shares issued: 299,281,967 and 299,281,967 at October 4, 2015 and December 31, 2014, respectively	299,281	299,281
Class B common stock, shares issued: 60,619,777 and 60,619,777 at October 4, 2015 and December 31, 2014, respectively	60,620	60,620
Additional paid-in capital	771,074	754,186
Retained earnings	5,807,281	5,860,784
Treasury – common stock shares, at cost: 143,155,476 and 138,856,786 at October 4, 2015 and December 31, 2014, respectively	(5,665,708)	(5,161,236)
Accumulated other comprehensive loss	(383,935)	(358,573)
The Hershey Company stockholders’ equity	888,613	1,455,062
Noncontrolling interests in subsidiaries	48,513	64,468
Total stockholders' equity	937,126	1,519,530
Total liabilities and stockholders' equity	$5,630,620	$5,629,516
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 4, 2015	September 28, 2014
Operating Activities
Net income	$299,567	$644,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182,855	153,006
Stock-based compensation expense	39,989	41,759
Excess tax benefits from stock-based compensation	(22,966)	(46,222)
Deferred income taxes	(10,385)	(10,031)
Non-cash business realignment and impairment charges	283,469	13,340
Contributions to pension and other benefit plans	(45,187)	(41,446)
Loss on early extinguishment of debt	28,326	—
Write-down of equity investments	13,895	—
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable - trade	(186,156)	(217,114)
Inventories	(2,064)	(165,205)
Accounts payable and accrued liabilities	(55,890)	(23,053)
Other assets and liabilities	62,411	37,995
Net cash provided by operating activities	587,864	387,433
Investing Activities
Capital additions	(220,782)	(214,259)
Capitalized software additions	(17,111)	(18,007)
Proceeds from sales of property, plant and equipment	1,184	655
Proceeds from sale of business	32,408	—
Equity investments in tax credit qualifying partnerships	(3,775)	—
Business acquisitions, net of cash and cash equivalents acquired	(218,654)	(362,447)
Sale (purchase) of short-term investments	95,316	(98,309)
Net cash used in investing activities	(331,414)	(692,367)
Financing Activities
Net increase in short-term debt	336,851	381,352
Long-term borrowings	599,031	1,348
Repayment of long-term debt	(351,042)	(1,075)
Cash dividends paid	(353,070)	(325,156)
Exercise of stock options	63,623	100,526
Excess tax benefits from stock-based compensation	22,966	46,222
Contributions from noncontrolling interest	—	2,940
Purchase of noncontrolling interest	(38,270)	—
Repurchase of common stock	(567,480)	(542,643)
Net cash used in financing activities	(287,391)	(336,486)
Decrease in cash and cash equivalents	(30,941)	(641,420)
Cash and cash equivalents, beginning of period	374,854	1,118,508
Cash and cash equivalents, end of period	$343,913	$477,088
Supplemental Disclosure
Interest paid (excluding loss on early extinguishment of debt in 2015)	$71,124	$73,002
Income taxes paid	$256,610	$278,775
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2014	$—	$299,281	$60,620	$754,186	$5,860,784	$(5,161,236)	$(358,573)	$64,468	$1,519,530
Net income					299,567				299,567
Other comprehensive income (loss)							(25,362)	(2,111)	(27,473)
Dividends:
Common stock, $1.653 per share					(262,019)				(262,019)
Class B common stock, $1.502 per share					(91,051)				(91,051)
Stock-based compensation				38,227					38,227
Exercise of stock options and incentive-based transactions				7,896		63,008			70,904
Repurchase of common stock						(567,480)			(567,480)
Impact of reclassification to and purchase of redeemable noncontrolling interest				(29,235)				(13,428)	(42,663)
Income attributed to noncontrolling interest								(416)	(416)
Balance, October 4, 2015	$—	$299,281	$60,620	$771,074	$5,807,281	$(5,665,708)	$(383,935)	$48,513	$937,126

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
Operating results for the quarter ended October 4, 2015 may not be indicative of the results that may be expected for the year ending December 31, 2015 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014 (our “2014 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Other (Income) Expense, net
In the second quarter of 2015, we began presenting a new non-operating "other (income) expense, net" classification to report certain gains and losses associated with activities not directly related to our core operations. For the three and nine month periods ended September 28, 2014, we reclassified from selling, marketing and administrative expenses to other (income) expense, net total net gains of $7,528 and net losses of $1,448, respectively, to conform to the current year presentation. After considering these reclassifications, amounts reflected in other (income) expense, net include the following:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Gain on sale of non-core trademark	$—	$—	$(9,950)	$—
Write-down of equity investments in partnerships qualifying for tax credits (see Note 13)	9,249	—	13,893	—
Foreign currency exchange (gain) loss relating to strategy to cap Shanghai Golden Monkey acquisition price as denominated in U.S. dollars	—	(7,565)	—	5,544
Gain on acquisition of controlling interest in Lotte Shanghai Food Company	—	—	—	(4,628)
Other losses, net	160	37	385	532
Total	$9,409	$(7,528)	$4,328	$1,448
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
2015 Acquisition
KRAVE Pure Foods
In March 2015, we completed the acquisition of all of the outstanding shares of KRAVE Pure Foods, Inc. (“Krave”), manufacturer of KRAVE jerky, a leading all-natural snack brand of premium jerky products. The transaction was undertaken to allow Hershey to tap into the rapidly growing meat snacks category and further expand into the broader snacks space. Krave is headquartered in Sonoma, California and generated 2014 annual sales of approximately $35 million.
Total purchase consideration includes cash consideration paid to date of $220,016, as well as agreement to pay additional cash consideration of up to $20,000 to the Krave shareholders if certain defined targets related to net sales and gross profit margin are met or exceeded during the twelve-month periods ending December 31, 2015 or March 31, 2016. The fair value of the contingent cash consideration, estimated to be $16,800 as of the acquisition date, was recorded in accrued liabilities in the Consolidated Balance Sheet. During the third quarter of 2015, the fair value of the contingent consideration was reduced to $12,000, with the adjustment to fair value recorded within selling, marketing and administrative expenses.
The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$147,089
Trademarks	112,000
Other intangible assets	17,000
Other assets, primarily current assets, net of cash acquired totaling $1,362	9,465
Current liabilities	(2,756)
Non-current deferred tax liabilities	(47,344)
Net assets acquired	$235,454
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill resulting from the acquisition is attributable primarily to the value of leveraging our brand building expertise, consumer insights, supply chain capabilities and retail relationships to accelerate growth and access to KRAVE products. The recorded goodwill is not expected to be deductible for tax purposes. The purchase price allocation for KRAVE was concluded in the third quarter of 2015.
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
Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”)
At December 31, 2014, we had recorded a receivable of $37,860, reflecting our best estimate of the amount due from the selling SGM shareholders for the working capital and net debt adjustments. In addition, at December 31, 2014, we had recorded a liability of $100,067, reflecting the value of the future payment to be made to the SGM shareholders for the remaining 20% of the outstanding shares of SGM. Such amounts were recorded in the Consolidated Balance Sheets within prepaid expenses and other and accrued liabilities, respectively.
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
During the third quarter, we continued our procedures to assess the quality of acquired trade accounts receivable. We also undertook procedures to further evaluate and quantify outstanding pre-acquisition trade promotion commitments to distributors, as well as allowances for returns and discounts related to excess and unsalable inventory held at distributors and sales branches as of the acquisition date. In addition, we concluded on our procedures to estimate the value of pre-acquisition indirect tax contingencies. As a result of these procedures, during the third quarter, we increased the value of acquired goodwill by $16,599, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities for the aforementioned commitments and contingencies.
Based on all of the information obtained through the procedures noted previously, we updated our estimates of the acquisition-date fair values of the net assets acquired as of September 26, 2015, the conclusion of the one-year measurement period. Any subsequent revisions to the valuation of net assets will be reflected in current results. A roll-forward of the estimated acquisition-date fair values at December 31, 2014 to the final acquisition-date fair values as of September 26, 2015, the conclusion of the one-year measurement period, is as follows:

	Acquisition date purchase price allocation*
In millions of dollars	At 12/31/14	Adjustments	At 9/26/15
Accounts receivable - trade	$46	$(26)	$20
Inventories	42	(1)	41
Other current assets	37	6	43
Property, plant and equipment	112	2	114
Goodwill	235	49	284
Other intangible assets	145	—	145
Other non-current assets	35	(3)	32
Current liabilities assumed	(54)	(20)	(74)
Short-term debt assumed	(105)	—	(105)
Other non-current liabilities assumed, principally deferred taxes	(52)	(2)	(54)
Net assets acquired	$441		$446

*
Note that the final opening balance sheet value of goodwill presented in the schedule above differs from total write-off of $280.8 million due to changes in foreign currency exchange rates since the date of acquisition.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Goodwill impairment - SGM reporting unit
As discussed in the second quarter, since the initial acquisition in 2014, the SGM business has performed below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we continued to assess the quality of SGM’s accounts receivable and existing distributor networks. Based on the declining performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249,811 non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015.
As noted above, during the third quarter, we increased the value of acquired goodwill by $16,599, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities for the aforementioned commitments and contingencies. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill in the third quarter, for a total impairment of $266,409. We also tested the other long-lived assets of SGM for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
The timing and terms of the acquisition of the remaining 20% of SGM will be informed by the results of our ongoing negotiation, and we are evaluating all potential options to protect the Company's interests. Going forward, we continue to evaluate SGM's cost structure as well as alternative integration scenarios to improve performance to enable us to implement upon our strategy of leveraging the Golden Monkey's sales force and distributor network to expand sales of our Hershey's products in the China marketplace.
Goodwill impairment - China chocolate reporting unit
In connection with the SGM acquisition, we assigned approximately $15 million of goodwill to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. As the net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter, we determined that an interim impairment test of the goodwill in this reporting unit was also required. We performed the first step of this test in the third quarter of 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test suggested that a goodwill impairment was probable, and the conclusions of the second step analysis resulted in a write-down of $14,393, representing the full value of goodwill attributed to this reporting unit as of October 4, 2015.
The Allan Candy Company Limited (“Allan”)
During the nine months ended October 4, 2015, we increased goodwill by $1,820 to recognize revisions to the preliminary fair value of net assets acquired. The purchase price allocation for Allan was concluded in the second quarter of 2015.
Pro forma results of operations have not been presented for the above-mentioned acquisitions, as the impact on our consolidated financial statements is not considered to be material.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

2015 Divestiture
Mauna Loa Macadamia Nut Corporation (“Mauna Loa”)
In December 2014, we entered into an agreement to sell Mauna Loa. The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of approximately $32,400. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits.
Mauna Loa had historically been reported within our North America segment. Its operations were not material to our annual net sales, net income or earnings per share. Amounts classified as assets and liabilities held for sale at December 31, 2014 were presented within prepaid expenses and other assets and accrued liabilities, respectively, and included the following:

Assets held for sale
Inventories	$21,489
Prepaid expenses and other	173
Property, plant and equipment, net	12,691
Other intangibles	12,705
$47,058
Liabilities held for sale
Accounts payable and accrued liabilities	$3,726
Other long-term liabilities	9,029
$12,755
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended October 4, 2015 are as follows:

	North America	International and Other	Total
Balance at December 31, 2014	$533,349	$259,606	$792,955
Acquired during the period	147,334	—	147,334
Purchase price allocation adjustments	1,575	46,203	47,778
Impairment	—	(280,802)	(280,802)
Foreign currency translation	(15,094)	(2,487)	(17,581)
Balance at October 4, 2015	$667,164	$22,520	$689,684
The $280,802 impairment charge noted above resulted from our reassessment of the valuation of the SGM business, coupled with the write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition. See Note 2 for additional information.
The following table provides a summary of the major categories of intangible assets:

	October 4, 2015	December 31, 2014
Intangible assets not subject to amortization:
Trademarks	$43,962	$45,000
Intangible assets subject to amortization:
Trademarks, customer relationships, patents and other finite-lived intangibles	395,365	295,375
Less: accumulated amortization	(50,580)	(45,534)
Total other intangible assets	$388,747	$294,841
Total amortization expense for the nine months ended October 4, 2015 and September 28, 2014 was $16,469 and $7,586, respectively.

4. DEBT AND FINANCING ARRANGEMENTS
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which expires in November 2019. At October 4, 2015, we had outstanding commercial paper totaling $345,969, at a weighted average interest rate of 0.15%. At December 31, 2014, we had outstanding commercial paper totaling $54,995, at a weighted average interest rate of 0.09%.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of October 4, 2015, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $342,012 and $329,701 at October 4, 2015 and December 31, 2014, respectively.
Long-term Debt
In August 2015, we repaid $250,000 of 4.85% Notes due in 2015 at maturity with commercial paper. Also in August 2015, we issued $300,000 of 1.60% Notes due in 2018 and $300,000 of 3.20% Notes due in 2025 (the “Notes”), using the proceeds from these Notes to fund the cash tender offer, noted below, and for other general corporate purposes, including the repayment of a portion of our commercial paper borrowings. The Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.
In August 2015, we paid $100,165 to repurchase $71,646 of our long-term debt as part of a cash tender offer, consisting of $15,285 of our 8.80% Debentures due in 2021 and $56,361 of our 7.20% Debentures due in 2027. As a result of the repurchase, we recorded within interest expense a pre-tax loss on early extinguishment of debt of $28,326, representing the premiums and fees paid for the tender offer.
In connection with the tender offer, we terminated interest rate swaps with notional amounts totaling $100,000, which were designated as fair value hedges for the $100,000 of 8.80% Debentures due in 2021. The portion of the gain upon termination that related to the tendered bonds, or $278, was recognized currently as a component of the loss on early extinguishment of debt, while the remaining gain of $1,539 will be amortized to interest expense over the remaining term of the outstanding bonds.
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Interest expense	$22,590	$23,441	$68,874	$69,839
Loss on extinguishment of debt	28,326	—	28,326	—
Interest income	(878)	(1,125)	(2,840)	(3,209)
Capitalized interest	(3,071)	(1,543)	(9,314)	(3,838)
Interest expense, net	$46,967	$20,773	$85,046	$62,792

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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Chinese renminbi, Japanese yen, Mexican peso and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $14,532 at October 4, 2015 and $22,725 at December 31, 2014. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at October 4, 2015 and $4,144 at December 31, 2014. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements that effectively convert variable rate debt to a fixed interest rate. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments in cash flow hedging relationships was $500,000 at October 4, 2015 and $750,000 at December 31, 2014.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest rate and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $350,000 at October 4, 2015 and $450,000 at December 31, 2014.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. We use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of contracts outstanding was $23,277 and $26,417 at October 4, 2015 and December 31, 2014, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Derivative Instruments
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 4, 2015 and December 31, 2014:

	October 4, 2015		December 31, 2014
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$767	$—	$9,944
Foreign exchange contracts (3)	1,792	883	2,196	2,447
Interest rate swap agreements (4)	—	46,095	—	29,505
Cross-currency swap agreement (5)	—	—	2,016	—
	1,792	47,745	4,212	41,896
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	13,952	—	1,746	—

Derivatives not designated as hedging instruments:
Deferred compensation derivatives (6)	—	1,404	1,074	—
Foreign exchange contracts (3)	56	—	4,049	2,334
	56	1,404	5,123	2,334
Total	$15,800	$49,149	$11,081	$44,230

(1)
Derivative assets are classified on our balance sheet within prepaid expenses and other if current and other assets if non-current. Derivative liabilities are classified on our balance sheet within accrued liabilities if current and other long-term liabilities if non-current.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of October 4, 2015, accrued liabilities reflects the net of assets of $63,953 and accrued liabilities of $64,720 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in accrued liabilities at December 31, 2014 were assets of $51,225 and accrued liabilities of $56,840. At December 31, 2014, the amount reflected in accrued liabilities also included the fair value of options contracts and other non-exchange traded derivative instruments.

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

(5)
The fair value of the cross-currency swap agreement is categorized as Level 2 within the fair value hierarchy and is estimated based on the difference between the contract and current market foreign currency exchange rates at the end of the period. The cross-currency swap was settled in the third quarter of 2015, commensurate with our purchase of the noncontrolling interest of Hershey do Brazil.

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value of Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of October 4, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.
The carrying value of long-term debt, including the current portion, was $2,080,607 as of October 4, 2015, compared with a fair value of $2,231,635. The estimated fair value of long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended October 4, 2015 and September 28, 2014 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in accumulated other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)
	2015	2014	2015	2014	2015	2014	2015	2014
Commodities futures and options	$—	$393	$(34,571)	$3,256	$11,000	$27,000	$1,288	$2,553
Foreign exchange contracts	750	7,033	662	(612)	185	(361)	—	—
Interest rate swap agreements	—	—	(36,187)	(4,661)	(1,166)	(1,114)	—	—
Deferred compensation derivatives	(1,403)	371	—	—	—	—	—	—
Total	$(653)	$7,797	$(70,096)	$(2,017)	$10,019	$25,525	$1,288	$2,553

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 4, 2015 and September 28, 2014 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in accumulated other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)
	2015	2014	2015	2014	2015	2014	2015	2014
Commodities futures and options	$(2,777)	$2,732	$62,619	$62,523	$31,300	$55,300	$2,142	$2,461
Foreign exchange contracts	474	(1,759)	158	(301)	273	3,536	—	—
Interest rate swap agreements	—	—	(28,184)	(19,998)	(3,479)	(3,351)	—	—
Deferred compensation derivatives	(1,024)	1,909	—	—	—	—	—	—
Total	$(3,327)	$2,882	$34,593	$42,224	$28,094	$55,485	$2,142	$2,461

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
The amount of net gains on cash flow hedging derivatives, including interest rate swap agreements, foreign currency forward exchange contracts, and commodities futures and options contracts, expected to be reclassified into income in the next 12 months was approximately $9,506 after tax as of October 4, 2015. This amount was primarily associated with commodities futures contracts.
Fair Value Hedges
For the nine months ended October 4, 2015, we recognized a net pretax benefit to interest expense of $5,597 relating to our fixed-to-floating interest rate swap arrangements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

6. NONCONTROLLING INTERESTS IN SUBSIDIARIES
We currently own a 50% controlling interest in Lotte Shanghai Food Company (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
At December 31, 2014, we owned a 51% controlling interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”), a leading manufacturer of baked goods in Brazil whose primary brand is Bauducco. At the end of 2014, per the terms of the prevailing quotaholder’s agreement, Bauducco provided notice of its intent to sell its 49% interest to us at an amount equal to fair value.
Because the noncontrolling interest held by Bauducco was redeemable as a result of the put right, the balance sheet presentation of the noncontrolling interest during 2015 was revised to be reflected as a redeemable noncontrolling interest. The balance was increased in the first three quarters of 2015 by a total of $33,915, in order to reflect the balance at its redemption value based on the internal valuation for the business. The offset of this adjustment was recorded to additional paid in capital. We purchased the remaining 49% interest in Hershey do Brasil in September. As a result, the redeemable noncontrolling interest is no longer reported on our balance sheet as of October 4, 2015.
A roll-forward showing the 2015 activity relating to the noncontrolling interests and redeemable noncontrolling interest follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance, December 31, 2014	$64,468	$—
Reclassification from Total Equity to Redeemable Noncontrolling Interest	(13,428)	13,428
Net loss attributable to noncontrolling interests (1)	(416)	(4,393)
Other comprehensive loss - foreign currency translation adjustments	(2,111)	(2,334)
Adjustment to redemption value	—	33,915
Other	—	(2,346)
Purchase of redeemable noncontrolling interest	—	(38,270)
Balance, October 4, 2015	$48,513	$—
(1) Amounts are not considered significant and are presented within selling, marketing and administrative expenses.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

7. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended			Three Months Ended
	October 4, 2015			September 28, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$154,771			$223,741
Other comprehensive income (loss):
Foreign currency translation adjustments	$(26,631)	$—	(26,631)	$(17,321)	$—	(17,321)
Pension and post-retirement benefit plans (a)	15,962	(5,993)	9,969	5,851	(2,227)	3,624
Cash flow hedges:
Losses on cash flow hedging derivatives	(70,096)	26,182	(43,914)	(2,017)	1,085	(932)
Reclassification adjustments (b)	(10,019)	3,805	(6,214)	(25,525)	9,981	(15,544)
Total other comprehensive loss	$(90,784)	$23,994	(66,790)	$(39,012)	$8,839	(30,173)
Total comprehensive income			$87,981			$193,568
Comprehensive gain attributable to noncontrolling interests			(820)			—
Comprehensive income attributable to The Hershey Company			$87,161			$193,568

	Nine Months Ended			Nine Months Ended
	October 4, 2015			September 28, 2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$299,567			$644,404
Other comprehensive income (loss):
Foreign currency translation adjustments	$(51,681)	$—	(51,681)	$(12,016)	$—	(12,016)
Pension and post-retirement benefit plans (a)	32,776	(11,880)	20,896	17,386	(6,602)	10,784
Cash flow hedges:
Gains on cash flow hedging derivatives	34,593	(13,570)	21,023	42,224	(15,375)	26,849
Reclassification adjustments (b)	(28,094)	10,383	(17,711)	(55,485)	19,919	(35,566)
Total other comprehensive loss	$(12,406)	$(15,067)	(27,473)	$(7,891)	$(2,058)	(9,949)
Total comprehensive income			$272,094			$634,455
Comprehensive loss attributable to noncontrolling interests			2,111			—
Comprehensive income attributable to The Hershey Company			$274,205			$634,455

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 11.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The components of accumulated other comprehensive loss as shown on the Consolidated Balance Sheets are as follows:

	October 4, 2015	December 31, 2014
Foreign currency translation adjustments	$(93,251)	$(43,681)
Pension and post-retirement benefit plans, net of tax	(263,754)	(284,650)
Cash flow hedges, net of tax	(26,930)	(30,242)
Total accumulated other comprehensive loss	$(383,935)	$(358,573)
8. EARNINGS PER SHARE
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B Common Stock outstanding as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net income	$154,771	$223,741	$299,567	$644,404
Weighted-average shares – basic:
Common stock	158,111	161,253	159,058	162,330
Class B common stock	60,620	60,620	60,620	60,620
Total weighted-average shares – basic:	218,731	221,873	219,678	222,950
Effect of dilutive securities:
Employee stock options	1,192	1,705	1,406	1,985
Performance and restricted stock units	152	299	238	358
Weighted-average shares – diluted	220,075	223,877	221,322	225,293
Earnings per share – basic:
Common stock	$0.73	$1.03	$1.40	$2.97
Class B common stock	$0.66	$0.94	$1.27	$2.68
Earnings per share – diluted:
Common stock	$0.70	$1.00	$1.35	$2.86
Class B common stock	$0.66	$0.94	$1.28	$2.67
The Class B Common Stock is convertible into Common Stock on a share for share basis at any time. The calculation of earnings per share-diluted for the Class B Common Stock was performed using the two-class method and the calculation of earnings per share-diluted for the Common Stock was performed using the if-converted method.
The earnings per share calculations for the three months ended October 4, 2015 and September 28, 2014 exclude 2,552 and 1,510 stock options, respectively, that would have been antidilutive. The earnings per share calculations for the nine months ended October 4, 2015 and September 28, 2014 exclude 2,660 and 1,510 stock options, respectively, that would have been antidilutive.
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
The 2015 Initiative commenced during the third quarter and will result in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. During the three and nine months ended October 4, 2015, we incurred charges of $64,268 and $90,322, respectively, representing employee severance and related separation benefits as well as incremental third-party costs related to the design and implementation of the new organizational structure. Total pre-tax charges and costs for this program are expected to be approximately $120 million, the majority of which are cash. This does not include a possible pension settlement loss if substantial lump sum withdrawals by employees retiring or leaving the Company are made during the remainder of the year. Possible pension settlement losses would result in a non-cash charge for the Company. The remaining costs for the 2015 Initiative are expected to be incurred over the next three quarters.
The tables below provide details for charges incurred across all restructuring and cost reduction activities during the three and nine month periods ended October 4, 2015 and September 28, 2014.

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Employee related costs	$57,753	$—	$80,305	$93
Asset related costs	1,329	—	5,905	—
Other exit costs, including Mauna Loa divestiture	—	16,372	2,667	20,544
Other implementation costs	8,381	—	12,551	—
Total charges associated with business realignment initiatives	$67,463	$16,372	$101,428	$20,637
Asset related charges presented in the table above represent accelerated depreciation and amortization charges relating to a program commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities.
The other exit costs in 2014 include $13,340 relating to the write-down of an indefinite-lived trademark based on the estimated sales value for Mauna Loa, which was divested in 2015, as well as costs relating to the demolition of the Company's former manufacturing facility, representing the final phase of the Project Next Century Program. This program was substantially complete as of December 31, 2014.
Charges relating to our business realignment initiatives are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Cost of sales	$2,529	$—	$5,205	$93
Selling, marketing and administrative	7,181	—	13,251	—
Business realignment charges:
Business realignment and productivity initiatives	57,753	3,032	80,305	7,204
Divestiture of Mauna Loa (see Note 2)	—	13,340	2,667	13,340
Total business realignment charges	57,753	16,372	82,972	20,544
Total charges associated with business realignment initiatives	$67,463	$16,372	$101,428	$20,637
Segment operating results do not include business realignment and related charges because we evaluate segment performance excluding such charges.
The following table summarizes our business realignment activity for the nine months ended October 4, 2015:

	Employee related costs	Other exit costs	Other implementation costs	Total
Liability balance at December 31, 2014	$79	$—	$—	$79
2015 business realignment charges	80,305	—	6,785	87,090
Cash payments	(11,106)	—	(2,985)	(14,091)
Other, net	710	—	—	710
Liability balance at October 4, 2015	$69,988	$—	$3,800	$73,788

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The charges reflected in the liability roll-forward above do not include items charged directly to expense, such as accelerated depreciation and amortization and the loss on the Mauna Loa divestiture and certain of the administrative charges associated with the 2015 initiative, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Pre-tax compensation expense	$13,374	$14,062	$39,989	$41,759
Related income tax benefit	$4,334	$4,907	$13,676	$14,407
As of October 4, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $67,520 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended October 4, 2015 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	7,319,377	$66.69	6.3 years
Granted	1,315,625	$105.51
Exercised	(1,275,257)	$52.28
Forfeited	(247,868)	$89.85
Outstanding as of October 4, 2015	7,111,877	$75.66	6.1 years	$146,443
Options exercisable as of October 4, 2015	4,135,751	$61.25	4.8 years	130,816
The weighted-average fair value of options granted was $19.18 per share and $21.54 per share for the periods ended October 4, 2015 and September 28, 2014, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	October 4, 2015	September 28, 2014
Dividend yields	2.0%	2.0%
Expected volatility	20.2%	22.3%
Risk-free interest rates	1.9%	2.1%
Expected lives in years	6.6	6.7
The total intrinsic value of options exercised was $60,425 and $110,329 for the periods ended October 4, 2015 and September 28, 2014, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended October 4, 2015 is as follows:

Performance Stock Units and Restricted Stock Units	Number of Units	Weighted-average grant date fair value for equity awards or market value for liability awards (per unit)
Outstanding at beginning of year	904,306	$94.48
Granted	315,443	$107.53
Performance assumption change	(259,577)	$105.93
Vested	(398,559)	$73.63
Forfeited	(31,328)	$112.15
Outstanding as of October 4, 2015	530,285	$106.42
The table above excludes PSU awards for 25,462 units as of December 31, 2014 and 20,993 units as of October 4, 2015 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted during the periods indicated for potential future distribution to employees and directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component of the PSU grants using a Monte Carlo simulation model on the date of grant:

	Nine Months Ended
	October 4, 2015	September 28, 2014
Units granted	315,443	308,980
Weighted-average fair value at date of grant (per unit)	$107.53	$116.90
Monte Carlo simulation assumptions:
Estimated values (per unit)	$61.22	$80.95
Dividend yields	2.0%	1.8%
Expected volatility	14.9%	15.5%
The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested, totaled $40,220 and $57,001 for the periods ended October 4, 2015 and September 28, 2014, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 503,557 units as of October 4, 2015. Each unit is equivalent to one share of the Company’s Common Stock.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Components of net periodic benefit cost for the third quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Service cost	$7,068	$6,670	$135	$177
Interest cost	11,025	12,218	2,516	2,927
Expected return on plan assets	(17,146)	(18,519)	—	—
Amortization of prior service (credit) cost	(294)	(167)	151	154
Amortization of net actuarial loss (gains)	7,595	5,838	(11)	(36)
Administrative expenses	229	193	48	23
Net periodic benefit cost	8,477	6,233	2,839	3,245
Settlement loss	2,583	—	—	—
Total amount reflected in earnings	$11,060	$6,233	$2,839	$3,245
We made contributions of $29,349 and $5,174 to the pension plans and other benefits plans, respectively, during the third quarter of 2015. In the third quarter of 2014, we made contributions of $24,696 and $4,105 to our pension plans and other benefits plans, respectively. These contribution amounts also include benefit payments from our unfunded, non-qualified pension plans and post-retirement benefit plans.
Components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Service cost	$21,301	$20,003	$406	$530
Interest cost	33,187	36,643	7,617	8,778
Expected return on plan assets	(51,685)	(55,537)	—	—
Amortization of prior service (credit) cost	(881)	(501)	457	462
Amortization of net actuarial loss (gains)	22,899	17,511	(40)	(107)
Administrative expenses	737	586	92	78
Net periodic benefit cost	25,558	18,705	8,532	9,741
Settlement loss	2,583	—	—	—
Total amount reflected in earnings	$28,141	$18,705	$8,532	$9,741
We made contributions of $30,685 and $14,502 to the pension plans and other benefits plans, respectively, during the first nine months of 2015. In the first nine months of 2014, we made contributions of $26,669 and $14,777 to our pension plans and other benefits plans, respectively. These contribution amounts also include benefit payments from our unfunded, non-qualified pension plans and post-retirement benefit plans.

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net sales:
North America	$1,733,869	$1,693,903	$4,840,438	$4,727,479
International and Other	226,910	267,675	636,966	684,262
Total	$1,960,779	$1,961,578	5,477,404	5,411,741

Segment income (loss):
North America	$546,080	$488,902	$1,561,053	$1,433,339
International and Other	(13,509)	16,050	(79,754)	21,187
Total segment income	532,571	504,952	1,481,299	1,454,526
Unallocated corporate expense (1)	117,695	124,551	383,160	376,894
Goodwill impairment	30,991	—	280,802	—
Charges associated with business realignment initiatives	67,463	16,372	101,428	20,637
Non-service related pension expense (income)	4,049	(463)	6,976	(1,383)
Acquisition and integration costs	9,359	5,824	14,253	9,664
Operating profit	303,014	358,668	694,680	1,048,714
Interest expense, net	46,967	20,773	85,046	62,792
Other (income) expense, net	9,409	(7,528)	4,328	1,448
Income before income taxes	$246,638	$345,423	$605,306	$984,474

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

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
North America	$38,887	$37,263	$113,837	$108,713
International and Other	13,993	6,653	34,136	18,286
Corporate, including business realignment	11,174	8,957	34,882	26,007
Total	$64,054	$52,873	$182,855	$153,006

13. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the nine months ended October 4, 2015 and September 28, 2014 were 50.5% and 34.5%, respectively. Adjusting for the impact of the non-deductible goodwill impairment charge discussed in Note 2, the 2015 year-to-date effective income tax rate was 34.5%, comparable to 2014. The 2015 rate reflects $29,222 of income tax benefit from historic and energy tax credits, as noted below; however, this benefit was offset by the impact of an unfavorable mix of foreign to U.S. earnings during the period, as well as a $9,375 valuation allowance taken against the SGM deferred tax assets related to net operating losses. Given the current and projected pre-tax losses generated by SGM, we do not expect to be able to utilize these net operating losses within the allowed carry-forward period.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $4,555 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

Investments in Partnerships Qualifying for Tax Credits
In the second quarter of 2015, the Company began making investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the nine months ended October 4, 2015, we recognized investment tax credits and related tax depreciation benefit totaling $29,222, and we wrote-down the equity investment by $13,893 to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
14. INVENTORIES
We value the majority of our U.S. inventories under the last-in, first-out (“LIFO”) method and the remaining inventories at the lower of first-in, first-out (“FIFO”) cost or market. Inventories were as follows:

	October 4, 2015	December 31, 2014
Raw materials	$335,054	$377,620
Goods in process	87,905	63,916
Finished goods	604,225	531,608
Inventories at FIFO	1,027,184	973,144
Adjustment to LIFO	(213,601)	(172,108)
Total inventories	$813,583	$801,036
15. PROPERTY, PLANT AND EQUIPMENT
Major classes of property, plant and equipment were as follows:

	October 4, 2015	December 31, 2014
Land	$95,847	$95,913
Buildings	1,073,757	1,031,050
Machinery and equipment	2,887,897	2,863,559
Construction in progress	401,778	338,085
Property, plant and equipment, gross	4,459,279	4,328,607
Accumulated depreciation	(2,271,543)	(2,176,706)
Property, plant and equipment, net	$2,187,736	$2,151,901

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

16. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended October 4, 2015
	Shares	Dollars
		In thousands
Shares repurchased under pre-approved share repurchase programs	4,209,112	$402,548
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,603,838	164,932
Total share repurchases	5,812,950	567,480
Shares issued for stock options and incentive compensation	(1,514,260)	(63,008)
Net change	4,298,690	$504,472
The $250 million share repurchase program approved by our Board of Directors in February 2014 was completed in the first quarter of 2015. In February 2015, our Board of Directors approved an additional $250 million authorization to repurchase shares of our Common Stock. As of October 4, 2015, $20 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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
On February 26, 2014, the District Court granted summary judgment to the Company in the cases brought by the direct purchaser plaintiffs that had not sought class certification as well as those that had been certified as a class. The direct purchaser plaintiffs appealed the District Court's decision to the United States Court of Appeals for the Third Circuit (“Third Circuit”) in May 2014. On September 15, 2015, the Third Circuit affirmed the District Court's summary judgment decision.
The remaining plaintiff groups - the putative class plaintiffs that purchased product indirectly for resale, the putative class plaintiffs that purchased product indirectly for use, and direct purchaser Associated Wholesale Grocers, Inc. - dismissed their

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

cases with prejudice, subject to reinstatement if the Third Circuit were to reverse the District Court’s summary judgment decision. The District Court entered judgment closing the case on April 17, 2014. Given the Third Circuit's recent affirmation of the District Court's summary judgment decision, we do not anticipate these cases being reinstated.
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
Overview and Outlook
Our 2015 third quarter net sales totaled $1,960.8 million, comparable with our 2014 third quarter sales of $1,961.6 million. Excluding a 2.0% impact from unfavorable foreign currency exchange rates, our net sales increased 2.0%, with the increase reflecting positive price realization resulting from the U.S. price increase in mid-2014 and incremental revenue from recent acquisitions. However, these benefits were partially offset by lower U.S. volumes resulting from volume elasticity related to the aforementioned price increase as well as the unfavorable performance of our China chocolate business. The net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior. North America net sales were slightly less than expectations due to lower consumer retail trips and a decline in merchandising and programming at some retailers that impacted many snack categories.
Our reported gross margin increased 170 basis points in the third quarter of 2015, driven by the benefits of positive price realization and supply chain productivity and other cost savings initiatives, partially offset by higher commodity costs and unfavorable sales mix. Our non-GAAP gross margin (as defined on page 34) increased 220 basis points in the third quarter of 2015. Total advertising and related consumer marketing expense was in line with the year ago period as increases in North America were offset by planned reductions in international spending. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased 5.5%; however, excluding incremental impact of acquisitions and divestitures, selling, marketing and administrative expenses, excluding advertising and related consumer marketing, was flat relative to 2014, as we remain focused on non-essential spending and continue to leverage existing resources.
In June, we announced a new productivity initiative intended to simplify the organizational structure to enhance our ability to rapidly anticipate and respond to the changing demands of the global consumer. In the third quarter and nine month periods of 2015, we incurred charges totaling $64.3 million and $90.3 million, respectively, representing employee severance and related separation benefits as well as incremental third-party costs related to the design and implementation of the new organizational structure. We currently estimate total pre-tax charges and costs for the program to be approximately $120 million, the majority of which are cash. The remaining costs for this program are expected to be incurred over the next three quarters. This program is on track and we currently expect annual pre-tax savings to be at the high end of the $65 million to $75 million.
As discussed in the second quarter, since the initial acquisition in 2014, our Shanghai Golden Monkey (“SGM”) business has performed below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we continued to assess the quality of SGM’s accounts receivable and existing distributor networks. Based on the declining performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter, we updated our estimates of the acquisition-date fair values of the net assets acquired, which increased the value of acquired goodwill by $16.6 million. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill, for a total impairment of $266.4 million. During the third quarter, we also wrote-off $14.4 million of goodwill that resulted from the SGM acquisition and was assigned to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. This goodwill impairment was driven by the continued declining performance in our China chocolate business through the third quarter, as a result of macroeconomic challenges and changing consumer shopping behavior mentioned previously.
The timing and terms of the acquisition of the remaining 20% of SGM will be informed by the results of our ongoing negotiation, and we are evaluating all potential options to protect the Company's interests. Going forward, we continue to evaluate SGM's cost structure as well as alternative integration scenarios to improve performance to enable us to implement upon our strategy of leveraging Golden Monkey's sales force and distributor network to expand sales of our Hershey's products in the China marketplace.
Our third quarter reported operating profit declined by 15.5% due principally to the aforementioned non-cash goodwill impairment charges and charges related to the productivity initiative, coupled with higher selling and administrative expense resulting from recent acquisitions. On a non-GAAP basis, our operating profit increased by 9.1%. Our third quarter reported net income and earnings per share-diluted decreased by 30.8% and 30.0%, respectively, as a result of the lower operating profit, combined with $28.3 million in incremental interest charges relating to the loss on early extinguishment of debt. Our third quarter non-GAAP net income and earnings per share-diluted increased by 9.8% and 11.4%, respectively.
We currently estimate full-year 2015 net sales to be in line with 2014 full-year net sales, including an approximate 1.0% net benefit from recent acquisitions and divestitures and an unfavorable impact of at least 1.5% from foreign currency exchange rates. Excluding the unfavorable impact of foreign currency exchange, our 2015 full-year net sales are expected to increase approximately 1.5% to 2.0%. We expect full-year reported gross margin expansion of approximately 125 basis points, as solid North American gains, driven by price realization, will be partially offset by unfavorable impacts from weaker international results to-date and higher international trade promotion rates. In the fourth quarter, our North America advertising and related consumer marketing is expected to accelerate and our investment in consumer and customer programming will also be up markedly, compared to both the third quarter of 2015 and the fourth quarter of 2014. These initiatives will support the seasonal business as well as our Reese’s NCAA College Game Day promotion and new products such as Hershey’s Kisses Deluxe and Brookside dark chocolate fruit and nut bars. We believe this activity will lead to sequential improvement in U.S. marketplace performance in the fourth quarter. Additionally, we expect the aforementioned productivity initiative to benefit our full-year 2015 results by approximately $25 million, versus the previous estimate of $10 million to $15 million. Overall, the impacts of positive price realization and gross margin expansion, offset by charges relating to the goodwill impairment and 2015 productivity initiative are expect to result in full-year reported earnings per share-diluted in the $2.22 to $2.34 range. We expect adjusted earnings per share-diluted to be at the low end of the previously provided 3% to 5% range, or approximately $4.10 per share-diluted, including dilution from acquisitions and divestitures of around $0.35 per share.
This outlook reflects information available to us currently; however, it is subject to risks and uncertainties, particularly pertaining to the macroeconomic uncertainties and evolving consumer dynamics in China. While further volatility could evolve in that market, we do not expect it to have a material impact on our cash flows or financial position.
Non-GAAP Information
The comparability of certain of our financial measures is impacted by business realignment charges, including the 2015 productivity initiative; asset impairment charges; costs relating to business and asset acquisitions and disposals; loss on early extinguishment of debt, and non-service related components of our pension expense (income). To provide additional information to investors to facilitate the comparison of past and present performance, we use non-GAAP financial measures within MD&A that exclude the financial impact of these activities. These non-GAAP financial measures are used by management in evaluating results of operations internally and in assessing the impact of known trends and uncertainties on our business. A reconciliation of the non-GAAP financial measures referenced in MD&A to their nearest comparable GAAP financial measures as presented in the Consolidated Statements of Income is provided below.

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Nine Months Ended
In thousands except per share data	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Reported gross profit	$892,064	$860,137	$2,528,315	$2,449,101
Other business realignment charges	2,529	—	5,205	93
Acquisition and integration costs	6,035	—	6,343	—
NSRPE(I)	628	(671)	1,887	(2,013)
Non-GAAP gross profit	$901,256	$859,466	$2,541,750	$2,447,181
Reported operating profit	$303,014	$358,668	$694,680	$1,048,714
2015 productivity initiative	64,268	—	90,322	—
Other business realignment charges	3,195	3,032	8,439	7,297
Acquisition and integration costs	9,359	5,824	14,253	9,664
NSRPE(I)	4,049	(463)	6,976	(1,383)
Goodwill impairment	30,991	—	280,802	—
Loss on Mauna Loa divestiture	—	13,340	2,667	13,340
Non-GAAP operating profit	$414,876	$380,401	$1,098,139	$1,077,632
Reported interest expense, net	$46,967	$20,773	$85,046	$62,792
Loss on early extinguishment of debt	28,326	—	28,326	—
Acquisition and integration benefits	—	(390)	—	(1,109)
Non-GAAP interest expense, net	$18,641	$21,163	$56,720	$63,901
Reported other (income) expense, net	$9,409	$(7,528)	$4,328	$1,448
Acquisition and integration costs (benefits)	—	(7,565)	—	1,335
Gain on sale of trademark	—	—	9,950	—
Non-GAAP other (income) expense, net	$9,409	$37	$14,278	$113
Reported provision for income taxes	$91,867	$121,682	$305,739	$340,070
2015 productivity initiative	23,166	—	31,442	—
Other business realignment charges	958	1,591	1,933	2,499
Acquisition and integration costs (benefits)	1,300	(3,034)	2,959	2,404
NSRPE(I)	1,560	(133)	2,725	(403)
Loss on early extinguishment of debt	10,735	—	10,735	—
Gain on sale of trademark	—	—	(3,662)	—
Loss on Mauna Loa divestiture	—	4,896	2,620	4,896
Non-GAAP provision for income taxes	$129,586	$125,002	$354,491	$349,466
Reported net income	$154,771	$223,741	$299,567	$644,404
2015 productivity initiative	41,102	—	58,880	—
Other business realignment charges	2,237	1,441	6,506	4,798
Acquisition and integration costs	8,059	903	11,294	7,486
NSRPE(I)	2,489	(330)	4,251	(980)
Goodwill impairment	30,991	—	280,802	—
Loss on early extinguishment of debt	17,591	—	17,591	—
Gain on sale of trademark	—	—	(6,288)	—
Loss on Mauna Loa divestiture	—	8,444	47	8,444
Non-GAAP net income	$257,240	$234,199	$672,650	$664,152
Reported EPS - Diluted	$0.70	$1.00	$1.35	$2.86
2015 productivity initiative	0.19	—	0.27	—
Other business realignment charges	0.01	0.01	0.03	0.02
Acquisition and integration costs	0.03	—	0.04	0.03
NSRPE(I)	0.01	—	0.02	—
Loss on Mauna Loa divestiture	—	0.04	—	0.04
Gain on sale of trademark	—	—	(0.03)	—
Goodwill impairment	0.15	—	1.28	—
Loss on early extinguishment of debt	0.08	—	0.08	—
Non-GAAP EPS - Diluted	$1.17	$1.05	$3.04	$2.95

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
As reported gross margin	45.5%	43.8%	46.2%	45.3%
Non-GAAP gross margin (1)	46.0%	43.8%	46.4%	45.2%

As reported operating profit margin	15.5%	18.3%	12.7%	19.4%
Non-GAAP operating profit margin (2)	21.2%	19.4%	20.0%	19.9%

As reported effective tax rate	37.2%	35.2%	50.5%	34.5%
Non-GAAP effective tax rate (3)	33.5%	34.8%	34.5%	34.5%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

(3)
Calculated as non-GAAP provision for income taxes as a percentage of non-GAAP income before taxes (calculated as non-GAAP operating profit minus non-GAAP interest expense, net plus or minus non-GAAP other (income) expense, net.

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

2015 productivity initiative
In June 2015, we announced a new productivity initiative, which is intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. The project is intended to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer. We recorded pre-tax charges related to this program of $64.3 million and $90.3 million for the three and nine months ended October 4, 2015, respectively. See Note 9 to the Unaudited Consolidated Financial Statements for more information.

Other business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three and nine month periods ended October 4, 2015, we recorded pre-tax charges of $3.2 million and $8.4 million, respectively, relating to programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities. For the three and nine months ended September 28, 2014, we incurred pre-tax charges of $3.0 million and $7.3 million, respectively, primarily relating to the demolition of the Company's former manufacturing facility, representing the final phase of the Project Next Century Program. This program was substantially complete as of December 31, 2014.

Acquisition and integration costs
For the three and nine month periods ended October 4, 2015, we incurred costs related to the integration of the 2014 acquisitions of Shanghai Golden Monkey and Allan Candy and the 2015 acquisition of Krave totaling $9.4 million and $14.3 million, respectively, as we incorporate these businesses into our operating practices and information systems. This includes charges incurred in the third quarter to write-down approximately $5.7 million of expired or near-expiration work-in-process inventory at SGM, in connection with the implementation of our global quality standards and practices. In addition, integration costs for the quarter were benefited by a $5.0 million reduction in the fair value of contingent consideration expected to be paid to the Krave shareholders. For the three and nine months ended September 28, 2014, we incurred pre-tax acquisition and integration benefits of $2.1 million and charges of $9.9 million, respectively.

Non-service related pension expense (income)
Non-service-related pension expense (income) includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. The non-service-related pension expense (income) can fluctuate from year-to-year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year-to-year. Therefore, we exclude the non-service-related pension expense (income) from our internal performance measures. Our most significant defined benefit pension plans were closed to most new participants in 2007, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax non-service related pension expense of $4.0 million and $7.0 million for the three and nine months ended October 4, 2015, respectively. We recorded pre-tax non-service related pension income of $0.4 million and $1.4 million for the three and nine months ended September 28, 2014, respectively.

Loss on Mauna Loa divestiture
In December 2014, we entered into an agreement to sell Mauna Loa, at which time the entity was recorded as held for sale at its estimated sales value. The transaction closed in the first quarter of 2015, resulting in the recording of an additional loss on sale of $2.7 million, based on updates to the selling expenses and tax benefits. In the three and nine months ended September 28, 2014, we recorded a $13.3 million expense to write-down an indefinite-lived trademark based on the estimated sales value for Mauna Loa.

Goodwill impairment
As discussed in Note 2 to the unaudited consolidated financial statements, in the second quarter of 2015, we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit. In the third quarter of 2015, we finalized the SGM goodwill assessment, resulting in an additional $16.6 million impairment charge. During the third quarter, we also recorded a $14.4 million goodwill impairment charge relating to the portion of goodwill that was allocated to our China chocolate reporting unit.

Loss on early extinguishment of debt
During the third quarter of 2015, we recorded within interest expense a pre-tax loss on early extinguishment of debt of $28.3 million relating to a cash tender offer. See Note 4 to the unaudited consolidated financial statements for further information.

Gain on sale of trademark
During the first quarter of 2015, we recorded a $9.9 million gain relating to the sale of a non-core trademark.
2015 Outlook
The following table provides a reconciliation of projected 2015 earnings per share-diluted, prepared in accordance with GAAP, to projected non-GAAP earnings per share-diluted for 2015, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2014 earnings per share-diluted, prepared in accordance with GAAP, to 2014 non-GAAP earnings per share-diluted is provided below for comparison:

	2015 (Projected)	2014
Reported EPS – Diluted	$2.22 ‑ $2.34	$3.77
Acquisition integration and transaction charges	0.08 ‑ 0.10	0.05
Business realignment charges
2015 productivity initiative	0.35	—
Other international programs	0.04 - 0.05	0.03
Non-service related pension expense (income)	0.04 - 0.05	(0.01)
Goodwill impairment	1.28	0.06
Loss on sale of Mauna Loa	—	0.08
Gain on sale of trademark	(0.03)	—
Loss on early extinguishment of debt	0.08	—
Adjusted EPS – Diluted	$4.10 ‑ $4.18	$3.98

Consolidated Results of Operations

	Three Months Ended			Nine Months Ended
	October 4, 2015	September 28, 2014	Percent Change Increase (Decrease)	October 4, 2015	September 28, 2014	Percent Change Increase (Decrease)
In millions except per share amounts
Net sales	$1,960.8	$1,961.5	—%	$5,477.4	$5,411.7	1.2%
Cost of sales	1,068.7	1,101.4	(3.0)%	2,949.1	2,962.6	(0.5)%
Gross profit	892.1	860.1	3.7%	2,528.3	2,449.1	3.2%
Gross margin	45.5%	43.8%		46.2%	45.3%
Selling, marketing and administrative (“SM&A”) expense	500.3	485.1	3.1%	1,469.8	1,379.8	6.5%
SM&A expense as a percent of sales	25.5%	24.7%		26.8%	25.5%
Goodwill impairment charge	31.0	—	NM	280.8	—	NM
Business realignment charges	57.8	16.3	252.8%	83.0	20.6	303.9%
Operating profit	303.0	358.7	(15.5)%	694.7	1,048.7	(33.8)%
Operating profit margin	15.5%	18.3%		12.7%	19.4%
Interest expense, net	47.0	20.8	126.1%	85.1	62.8	35.4%
Other (income) expense, net	9.4	(7.5)	(225.0)%	4.3	1.4	198.9%
Provision for income taxes	91.8	121.7	(24.5)%	305.7	340.1	(10.1)%
Effective income tax rate	37.2%	35.2%		50.5%	34.5%
Net income	$154.8	$223.7	(30.8)%	$299.6	$644.4	(53.5)%
Net income per share–diluted	$0.70	$1.00	(30.0)%	$1.35	$2.86	(52.8)%

Note: Percentage changes may not compute directly as shown due to rounding of the amounts presented above.
NM - not meaningful
Results of Operations - Third Quarter 2015 vs. Third Quarter 2014
Net Sales
Net sales remained flat in the third quarter of 2015 compared to the same period of 2014. Favorable price realization, primarily in the U.S., increased net sales by 5.8% and net acquisitions and divestitures increased net sales by 0.5%. These increases were offset by volume declines, due primarily to elasticity relating to the previously announced price increase in the U.S. coupled with lower sales in China, which reduced net sales by 4.3% as well as by the unfavorable impact from foreign currency exchange rates of 2.0%. Excluding foreign currency, our net sales increased 2.0% in the quarter.
Key U.S. Marketplace Metrics
For the 12-week period ended October 3, 2015, our U.S. candy, mint and gum (“CMG”) retail takeaway increased 0.3%, while Hershey's market share declined 0.4%, in 2015 compared with the same period of 2014. We believe the third quarter marketplace performance was pressured by lower consumer trips and a decline of in-store merchandising and programming at some retailers. Consumer takeaway and market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels.
Cost of Sales and Gross Margin
Cost of sales decreased by 3.0% in the third quarter of 2015 compared to the same period of 2014. Volume declines and supply chain productivity reduced cost of sales by 7.3%. These reductions were partially offset by higher supply chain, commodity and input costs as well as unfavorable sales mix, which together increased cost of sales by approximately 3.4%. In addition, 2015 cost of sales was impacted by charges of $9.2 million, including acquisition and integration costs of $6.1 million, other business realignment charges of $2.5 million and non-service related pension expense of $0.6 million, which collectively increased cost of sales by approximately 0.9%. In comparison, cost of sales benefited by $0.7 million in non-service related pension income in the third quarter of 2014.

Gross margin increased by 170 basis points in the third quarter of 2015 compared to the same period of 2014. Favorable net price realization, supply chain productivity and other cost savings initiatives collectively improved gross margin by 370 basis points. However, these benefits were partially offset by higher supply chain and commodity costs, which together reduced gross margin by approximately 150 basis points. On a non-GAAP basis, excluding the business realignment and acquisition integration charges, 2015 gross margin increased by 220 basis points.
Selling, Marketing and Administrative Expense
Total selling, marketing and administrative expenses increased by 3.1% in the third quarter of 2015 compared to the same period of 2014. Excluding advertising and related consumer marketing costs, which declined 0.4% during the quarter, the third quarter selling and administrative expenses increased by 5.5% as compared to the same period of 2014. This increase in selling and administrative expenses was primarily driven by incremental increases from acquired businesses. There were $13.9 million in business realignment charges included in selling, marketing and administrative expenses in the third quarter of 2015, including charges of $6.5 million attributed to the 2015 productivity initiative, non-service related pension expense of $3.4 million, acquisition and integration costs of $3.3 million and other business realignment charges of $0.7 million. In the comparable period of 2014, total business realignment charges included in selling, marketing and administrative expenses were $6.0 million, including acquisition and integration costs of $5.8 million and non-service related pension expense of $0.2 million.
Goodwill Impairment
As discussed in the Overview and Outlook section as well as Note 2 to the unaudited consolidated financial statements, the SGM business has continued to perform below expectations, with net sales and earnings levels well below pre-acquisition levels, and in the second quarter we recorded an estimated goodwill impairment charge of $249.8 million relating to the SGM reporting unit. During the third quarter, we updated our estimates of the acquisition-date fair values of the net assets acquired, which increased the value of acquired goodwill by $16.6 million. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in an additional $16.6 million write-off of this increase to goodwill. During the third quarter, we also wrote off $14.4 million of goodwill that resulted from the SGM acquisition and was assigned to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. This goodwill impairment was driven by the continued declining performance in our China chocolate business through the third quarter, as a result of macroeconomic challenges and changing consumer shopping behavior mentioned previously.
The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in our Annual Report on Form 10-K for the year ended December 31, 2014. These current estimates and assumptions are subject to change due to changing economic and competitive conditions.
Business Realignment Charges
In the third quarter of 2015 and 2014, we recorded total business realignment charges of $57.8 million and $16.3 million, respectively. The 2015 charges relate primarily to the 2015 productivity initiative intended to simplify the Company's organizational structure to enhance our ability to rapidly anticipate and respond to the changing demands of the global consumer. Further information on this program is provided in the Overview and Outlook section and Note 9 to the unaudited consolidated financial statements. The third quarter 2014 charges primarily related to an impairment charge for a non-chocolate brand as well as costs associated with the demolition of the former manufacturing facility in Hershey, Pennsylvania, representing the final stages of the Project Next Century program.
Operating Profit and Operating Profit Margin
Operating profit decreased 15.5% in the third quarter of 2015 compared with the third quarter of 2014, due primarily to the goodwill impairment charges, higher business realignment charges and higher selling, marketing and administrative costs, offset in part by the higher gross profit.
Operating profit margin decreased to 15.5% for the third quarter of 2015 from 18.3% for the third quarter of 2014, due to the goodwill impairment charges, higher level of selling, marketing and administrative expenses as a percent of sales, as well as the higher level of business realignment charges.
On a non-GAAP basis, 2015 third quarter operating profit increased by 9.1%, while third quarter operating profit margin increased to 21.2% from 19.4%.

Interest Expense, Net
Net interest expense was $26.2 million higher in the third quarter of 2015 than in the comparable period of 2014, due primarily to the premium paid to repurchase long-term debt as part of a cash tender offer. See Note 4 for additional detail on the tender offer. Excluding the impact of the loss on the early extinguishment of debt, the net interest expense declined as a result of higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place towards the end of 2014.
Other (Income) Expense, Net
Other (income) expense, net reflects certain gains and losses associated with activities not directly related to our core operations. Other (income) expense, net reflected a net expense of $9.4 million in the third quarter of 2015 compared to net gain of $7.5 million in the third quarter of 2014, due primarily to the write-down of equity investments qualifying for tax credits. As discussed in Note 13, the equity investment value is recovered as the benefit from the tax credits is realized. The net gain recorded in the third quarter of 2014 primarily reflected the foreign exchange gain related to our strategy to cap the U.S. denominated acquisition price of SGM.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 37.2% for the third quarter of 2015 compared with 35.2% for the third quarter of 2014. The 2015 tax rate was impacted by the non-deductible goodwill impairment charges referenced previously. Excluding the impact of the goodwill impairment charge, the 2015 effective income tax rate for the third quarter was 33.1%, which is lower than the third quarter rate of 2014, due to the benefit of tax credits realized from the investment tax strategy initiated in the second quarter of 2015, offset in part by the valuation allowance recorded against the SGM net operating loss carryforwards and the unfavorable mix of foreign versus U.S. earnings.
Net Income and Net Income Per Share
Net income in the third quarter of 2015 decreased $69.0 million, or 30.8%, while earnings per share-diluted ("EPS") in the third quarter of 2015 decreased $0.30, or 30.0%, compared with the third quarter of 2014. The decreases in 2015 net income and EPS were primarily driven by the goodwill impairment charges, coupled with higher selling and administrative expenses and business realignment charges, as noted above.
On a non-GAAP basis, net income for the third quarter of 2015 increased $23.0 million, or 9.8%, and EPS increased $0.12, or 11.4%, as compared with the third quarter of 2014. The increases in 2015 non-GAAP net income and EPS were primarily driven by gross margin expansion.
Results of Operations - First Nine Months 2015 vs. First Nine Months 2014
Net Sales
Net sales increased 1.2% in the first nine months of 2015 over the comparable period of 2014, driven by favorable net price realization of 4.5% and a 1.2% benefit from net acquisitions and divestitures, substantially offset by volume declines which reduced net sales by approximately 3.0% as well as the unfavorable impact from foreign currency exchange rates of 1.5%. Excluding foreign currency, our net sales increased 2.7% in the first nine months of 2015. The favorable net price realization, primarily in the U.S., was attributed to the price increase announced in mid-2014. The volume declines were primarily related to volume elasticity relating to the pricing action in the U.S. coupled with with lower sales in China.
Key U.S. Marketplace Metrics
For the 40-week period ended October 3, 2015, our U.S. candy, mint and gum (“CMG”) retail takeaway remained flat. For the 40-week period ended October 3, 2015, our U.S. market share was an industry leading 31.2%, consistent with the same period of 2014. Consumer takeaway and market share are provided for channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels.
Cost of Sales and Gross Margin
Cost of sales decreased by 0.5% in the first nine months of 2015 compared to the same period of 2014. Supply chain productivity and volume declines reduced cost of sales by approximately 5.6%. These declines were substantially offset by higher supply chain and commodity costs, and unfavorable sales mix, which increased total cost of sales by approximately 4.6%. In addition, cost of sales was impacted by business realignment charges of $13.4 million, including acquisition and integration costs of $6.3 million, other business realignment charges of $5.2 million and non-service related pension expense of $1.9 million, which collectively increased cost of sales by approximately 0.5%. In comparison, cost of sales benefited by $1.9 million in the third quarter of 2014, primarily due to non-service related pension income.

Gross margin increased by 90 basis points in the first nine months of 2015 compared to the same period of 2014. Favorable net price realization as well as supply chain productivity and other cost savings initiatives collectively improved gross margin by 280 basis points. However, these benefits were substantially offset by higher commodity and other input costs, which reduced gross margin by approximately 160 basis points. On a non-GAAP basis, excluding the business realignment and acquisition integration charges, 2015 gross margin increased by 120 basis points.
Selling, Marketing and Administrative Expense
Total selling, marketing and administrative expenses increased by 6.5% in the first nine months of 2015 compared to the same period of 2014. Advertising and related consumer marketing expense increased 1.5% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for the first nine months of 2015 increased by 9.5% as compared to the same period of 2014, driven by incremental increases from acquired businesses, as well as additional continued investments in route-to-market capabilities and knowledge-based consumer insights. There were $26.2 million in business realignment charges included in selling, marketing and administrative expenses in the first nine months of 2015, including charges of $10.0 million attributed to the 2015 productivity initiative, acquisition and integration costs of $7.9 million, non-service related pension expense of $5.1 million and other business realignment charges of $3.2 million. In the comparable period of 2014, total business realignment charges included in selling, marketing and administrative expenses were $10.3 million, including acquisition and integration costs of $9.7 million and non-service related pension expense of $0.6 million.
Goodwill Impairment
As noted previously, we finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of the additional goodwill recognized in the third quarter of $16.6 million, for total impairment for the nine month period of $266.4 million. During the third quarter, we also wrote off $14.4 million of goodwill that resulted from the SGM acquisition and was assigned to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. This goodwill impairment was driven by the continued declining performance in our China chocolate business through the third quarter, as a result of macroeconomic challenges and changing consumer shopping behavior mentioned previously.
Business Realignment Charges
In the first nine months of 2015 and 2014, we recorded total business realignment charges of $83.0 million and $20.6 million, respectively. The 2015 charges primarily related to the aforementioned productivity initiative that commenced in the second quarter of 2015, while the 2014 charges mainly related to an impairment charge relating to a non-chocolate brand as well as the costs associated with the demolition of the former manufacturing facility in Hershey, Pennsylvania.
Operating Profit and Operating Profit Margin
Operating profit decreased 33.8% in the first nine months of 2015 compared with the comparable period of 2014, due primarily to the goodwill impairment charges, higher selling, marketing and administrative costs and business realignment charges, offset in part by the higher gross profit.
Operating profit margin decreased to 12.7% for the first nine months of 2015 from 19.4% for the comparable period of 2014, due to the goodwill impairment charges, higher selling, marketing and administrative expenses as a percent of sales, and higher business realignment charges.
On a non-GAAP basis, operating profit for the first nine months of 2015 increased by 1.9%, while operating profit margin increased marginally to 20.0% from 19.9%.
Interest Expense, Net
Net interest expense was $22.3 million higher in the first nine months of 2015 than the comparable period of 2014, due primarily to the premium paid to repurchase long-term debt as part of a cash tender offer. This increase was partially offset by higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place towards the end of 2014.

Other (Income) Expense, Net
Other (income) expense, net reflected a net expense of $4.3 million in the first nine months of 2015 compared to a net expense of $1.4 million in the comparable period of 2014. The 2015 net expense was related to the write-down of equity investments qualifying for tax credits, substantially offset by a gain on the sale of a non-core trademark. The 2014 net expense reflected the foreign exchange loss related to our strategy to cap the U.S. denominated acquisition price of SGM, offset in part by the gain realized on the acquisition of a controlling interest in LSFC. See further details in Note 1 to the unaudited consolidated financial statements.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 50.5% for the first nine months of 2015 compared with 34.5% for the comparable period of 2014. The 2015 tax rate was significantly impacted by the non-deductible goodwill impairment charges. Excluding the impact of the goodwill impairment charge, the 2015 effective income tax rate was comparable to the 2014 rate. While the 2015 rate benefited from tax credits realized from the investment tax strategy initiated in the second quarter of 2015, this was offset by the valuation allowance recorded against the SGM net operating loss carryforwards and the unfavorable mix of foreign versus U.S. earnings.
Net Income and Net Income Per Share
Net income in the first nine months of 2015 decreased $344.8 million, or 53.5%, while earnings per share-diluted (“EPS”) in the first nine months of 2015 decreased $1.51, or 52.8%, compared with the first nine months of 2014. The decreases in both net income and EPS were driven by the goodwill impairment charges, higher selling, marketing and administrative expenses and business realignment charges, as noted above.
On a non-GAAP basis, net income for the first nine months of 2015 increased $8.5 million, or 1.3%, and EPS increased $0.09, or 3.1%, as compared with the comparable period of 2014. The increases in 2015 non-GAAP net income and EPS were primarily driven by gross margin expansion and lower net interest expense.

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net sales:
North America	$1,733,869	$1,693,903	$4,840,438	$4,727,479
International and Other	226,910	267,675	636,966	684,262
Total	$1,960,779	$1,961,578	5,477,404	5,411,741

Segment income:
North America	$546,080	$488,902	$1,561,053	$1,433,339
International and Other	(13,509)	16,050	(79,754)	21,187
Total segment income	532,571	504,952	1,481,299	1,454,526
Unallocated corporate expense (1)	117,695	124,551	383,160	376,894
Goodwill impairment	30,991	—	280,802	—
Charges associated with business realignment initiatives	67,463	16,372	101,428	20,637
Non-service related pension expense (income)	4,049	(463)	6,976	(1,383)
Acquisition and integration costs	9,359	5,824	14,253	9,664
Operating profit	303,014	358,668	694,680	1,048,714
Interest expense, net	46,967	20,773	85,046	62,792
Other (income) expense, net	9,409	(7,528)	4,328	1,448
Income before income taxes	$246,638	$345,423	$605,306	$984,474

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

North America
The North America segment is responsible for our chocolate and sugar confectionery market position, as well as our snacks and adjacencies market position, in the United States and Canada. This includes developing and growing our business in chocolate, sugar confectionery, refreshment, snack, pantry, food service and other snacking product lines. North America results for the three and nine months ended October 4, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
	October 4, 2015	September 28, 2014	Percent / Point Change	October 4, 2015	September 28, 2014	Percent / Point Change
In millions of dollars
Net sales	$1,733.9	$1,693.9	2.4%	$4,840.4	$4,727.5	2.4%
Segment income	546.1	488.9	11.7%	1,561.1	1,433.3	8.9%
Segment margin	31.5%	28.9%		32.3%	30.3%
Results of Operations - Third Quarter 2015 vs. Third Quarter 2014
Net sales of our North America segment increased $40.0 million or 2.4% in the third quarter of 2015 compared to the same period of 2014, reflecting net price realization of 6.9% and a net benefit from acquisitions and divestitures of 0.3%, partially offset by a volume decline of 3.7% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 1.1%. The volume decline was due principally to elasticity related to the 2014 pricing action, as well as lower levels of merchandising and programming at certain retailers that impacted many snack categories. Our Canada operations were unfavorably impacted by the stronger U.S. dollar.
Our North America segment income increased $57.2 million or 11.7% in the third quarter of 2015 compared to the same period of 2014, driven by gross margin expansion, primarily due to pricing.
Results of Operations - First Nine Months 2015 vs. First Nine Months 2014
Net sales of our North America segment increased $112.9 million or 2.4% in the first nine months of 2015 compared to the same period of 2014, reflecting net price realization of 5.6% and a net benefit from acquisitions and divestitures of 0.3%, partially offset by a volume decline of 2.7% as well as the unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.8%. The volume decline was due to elasticity related to the 2014 pricing action. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income increased $127.8 million or 8.9% in the first nine months of 2015 compared to the same period of 2014, principally due to favorable price realization and supply chain productivity, which offset volume declines, input cost increases, and higher advertising, consumer promotions and marketing spending. The advertising, consumer promotion and marketing expenses increased 4.5% in the 2015 period due to additional investments in route-to-market capabilities and consumer insights.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate, sugar confectionery and other products. Currently, this includes our operations in Asia, Latin America, Europe, Africa, and the Middle East, along with exports to these regions. While a minor component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results for the three and nine months ended October 4, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
	October 4, 2015	September 28, 2014	Percent / Point Change	October 4, 2015	September 28, 2014	Percent / Point Change
In millions of dollars
Net sales	$226.9	$267.7	(15.2)%	$637.0	$684.3	(6.9)%
Segment (loss) income	(13.5)	16.1	NM	(79.8)	21.2	NM
Segment margin	(5.9)%	6.0%		(12.5)%	3.1%

Results of Operations - Third Quarter 2015 vs. Third Quarter 2014
Net sales of our International and Other segment decreased $40.8 million or 15.2% in the third quarter of 2015 compared to same period of 2014. Overall, the segment's net sales decrease reflected volume declines of 8.7%, an unfavorable impact from foreign currency exchange rates of 7.9%, and unfavorable net price realization which reduced net sales by approximately 0.9%. These factors were partially offset by incremental revenue from the acquisition of SGM, which added 2.3% to 2015 net sales, albeit a significantly lower level of growth than had been anticipated. Excluding SGM and the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined by approximately 9.6%, due primarily to lower net sales of chocolate products in China. In the third quarter, chocolate category growth in China increased about 4%, which is less than historical growth rates. We believe the category continues to be impacted by macroeconomic challenges and trends that are affecting consumer shopping behavior and accelerated e-commerce and on-line purchases of broader consumer staples, which combined are leading to lower trips in Tier 1 hypermarkets, where the majority of our chocolate sales are derived, and impacting the impulse orientated chocolate category. Our third quarter chocolate retail takeaway in China declined by approximately 14%, resulting in a market share decline in China of 1.7%.
On a constant currency basis, net sales in our focus markets of Mexico and Brazil increased versus the comparable period of 2014. Constant currency net sales in India declined due to the planned discontinuance of edible oil products in the third quarter; however, core brand sales in India increased on a constant currency basis.
Our International and Other segment loss was $13.5 million in the third quarter of 2015 compared to segment income of $16.1 million in the same period of 2014. The decline was primarily attributable to lower chocolate net sales in China and SGM dilution on the lower than anticipated sales levels.
Results of Operations - First Nine Months 2015 vs. First Nine Months 2014
Net sales of our International and Other segment decreased $47.3 million or 6.9% in the first nine months of 2015 compared to same period of 2014, reflecting unfavorable impact from foreign currency exchange rates which reduced net sales by approximately 6.3%, volume declines of 4.9%, and unfavorable price realization of 3.1%, substantially offset by incremental revenue from the acquisition of SGM representing an increase of 7.4% to 2015 net sales. Excluding SGM and the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined by approximately 8.0%. The unfavorable net price realization was impacted by higher trade promotion activities and returns and allowances in our China business, driven by second quarter trade inventory destocking at distributors as of a result of poor Chinese New Year sell through.
Performance in our focus markets of Mexico and Brazil improved and, on a constant currency basis, net sales in the first nine months of 2015 in these countries increased by approximately 10% and 5%, respectively, versus the comparable period of 2014. Constant currency net sales in India declined due to the planned discontinuance of edible oil products.
Our International and Other segment loss was $79.8 million in the third quarter of 2015 compared to segment income of $21.2 million the same period of 2014. The decline was primarily attributable to lower net sales in China, coupled with increased levels of investment in go-to-market capabilities within our key focus markets as well as higher depreciation and amortization expense relating to recent acquisitions.
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
In the third quarter of 2015, unallocated corporate items totaled $117.7 million, relatively comparable to $124.6 million in the same period of 2014. In the first nine months of 2015, unallocated corporate items totaled $383.2 million, relatively comparable to $376.9 million in the first nine months of 2014.

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
At October 4, 2015, our cash and cash equivalents totaled $343.9 million. In total, our cash and cash equivalents, including short-term investments held at December 31, 2014, declined $128.0 million during the first nine months of 2015 compared to the balance of $472.0 million at December 31, 2014, as a result of the sources and uses of cash outlined in the discussion that follows.
Approximately half of the balance of our cash, cash equivalents and short term investments at October 4, 2015 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the U.S. were to be repatriated, under current law, they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the U.S. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $587.9 million in the first nine months of 2015, an increase of $200.4 million compared to $387.4 million generated in the same period of 2014. The increase was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory and accounts payable) consumed cash of $221 million in the 2015 period, while it consumed cash of $341 million during the same period of 2014. This resulted in $120 million of higher cash flow in the 2015 period relative to 2014, which is driven by lower inventory purchases in the 2015 period, since certain raw material inventory had been built up at the preceding year-end to take advantage of favorable pricing.

•	Other accrued liabilities used $42 million less cash in the 2015 period versus 2014, primarily due to the increase in the restructuring accrual relating to the 2015 productivity initiative.

•
The impact of our hedging activities positively impacted cash flow by $26 million in the 2015 period versus a unfavorable $5 million impact in the 2014 period. This reflects the impact of non-cash gains and losses amortized to income from accumulated other comprehensive income, coupled with the cash flow impact of market gains and losses on our commodity futures. Our cash receipts typically increase when futures market prices are increasing.

Net cash used in investing activities totaled $331.4 million in the first nine months of 2015, compared to $692.4 million in the same period of 2014. The variance was driven by the size of acquisitions made in the respective periods, with SGM in 2014 for $362 million compared to Krave in 2015 for $219 million. In addition, we received proceeds of $95 million in the 2015 period from the sale of short-term investments that were initially purchased in the 2014 period. Further details regarding our acquisition activity are provided in Note 2 to the unaudited consolidated financial statements. Capital expenditures, including software, were comparable on a year-over-year basis. We expect total capital expenditures in 2015 of approximately $350 million, which is less than previous estimates due to lower capital requirements related to the Johor, Malaysia project, currently estimated at approximately $80 million.
We used cash in financing activities of $287.4 million in the first nine months of 2015, which was $49.1 million less than we used in the same period of 2014. During the 2015 period, higher proceeds from the issuance of debt net of debt repayments drove a $248 million increase in 2015 cash flow versus the 2014 period. This increase was more than offset by higher dividend payments, higher payments for stock repurchases, the purchase of our Brazil noncontrolling interest, lower U.S. commercial paper and other borrowings in our international businesses, and lower proceeds from the exercise of stock options in 2015, which collectively reduced cash flow by $199 million compared to the 2014 period.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The total notional amount of interest rate swaps outstanding at October 4, 2015 and December 31, 2014 was $850 million and $1.2 billion, respectively. The notional amount included $350 million and $450 million at October 4, 2015 and December 31, 2014, respectively, of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of October 4, 2015 would have increased interest expense by approximately $2.7 million for the first nine months of 2015 and $4.6 million for the full year 2014.

We consider our risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at October 4, 2015 and December 31, 2014 by approximately $75 million and $57 million, respectively.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $3.7 million as of October 4, 2015 and $7.0 million as of December 31, 2014. The market risk resulting from a hypothetical adverse market price movement of 10%, based on the estimated average fair value of net commodity positions at four dates prior to the end of each period presented, increased to $65.6 million as of October 4, 2015 from $50.7 million as of December 31, 2014. The market risk reflects the potential loss in future earnings resulting from the hypothetical adverse market price movement.
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
Item 1A - Risk Factors
Risk Factors as of October 4, 2015 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2014 Annual Report on Form 10-K.
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended), of Hershey for each fiscal month in the three months ended October 4, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
July 6 through August 2	—	$—	—	$250,000
August 3 through August 30	1,834,641	$90.10	1,656,069	$101,037
August 31 through October 4	972,715	$88.94	908,715	$20,249
Total	2,807,356	$89.70	2,564,784

(1)
All of the shares of Common Stock purchased during the three months ended October 4, 2015 were purchased in open market transactions. We purchased 242,572 shares of Common Stock during the three months ended October 4, 2015 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2014, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2015. In February 2015, our Board of Directors approved an additional $250 million share repurchase authorization. As of October 4, 2015, $20 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

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

THE HERSHEY COMPANY
(Registrant)

Date: October 30, 2015	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: October 30, 2015	/s/ Javier H. Idrovo
Javier H. Idrovo
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