Form 10-K
period 2015-12-31
HERSHEY CO
filed 2016-02-26
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Yes  ☐    No  ☒

As of July 2, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,110,173,681. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock were converted to Common Stock as of July 2, 2015. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 2, 2015 ($90.04 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, one dollar par value—155,899,924 shares, as of February 5, 2016.
Class B Common Stock, one dollar par value—60,619,777 shares, as of February 5, 2016.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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
We are the largest producer of quality chocolate in North America and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 70 countries worldwide.
Reportable Segments
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on accelerating growth in our focus international markets, as we continue to transform into a more global company. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. The Presidents of our geographic regions, along with the Senior Vice President responsible for our Global Retail and Licensing business, are accountable for delivering our annual financial plans and report into our CEO, who serves as our Chief Operating Decision Maker (“CODM”), so we have defined our operating segments on a geographic basis. Our North America business currently generates over 87% of our consolidated revenue and none of our other geographic regions is individually significant. Therefore, we currently define our reportable segments as follows:

•
North America - This segment is responsible for our traditional chocolate and sugar confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, refreshment, pantry, food service and other snacking product lines.

•
International and Other - This segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world.

Financial and other information regarding our reportable segments is provided in our Management’s Discussion and Analysis and Note 11 to the Consolidated Financial Statements.
Business Acquisitions and Divestitures
In March 2015, we completed the acquisition of all of the outstanding shares of KRAVE Pure Foods, Inc. (“Krave”), manufacturer of KRAVE jerky, a leading all-natural snack brand of premium jerky products. The transaction was undertaken to enable us to tap into the rapidly growing meat snacks category and further expand into the broader snacks space.
In September 2015, we acquired the non-controlling 49% interest in Hershey do Brasil, giving us 100% ownership of this business.
In September 2014, we completed the acquisition of 80% of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a confectionery company based in Shanghai, China, whose product line is primarily sold through traditional trade channels. The acquisition was undertaken in order to leverage these traditional trade channels, which complement our traditional China chocolate business which is primarily distributed through Tier 1 or hypermarket channels. As discussed throughout 2015, SGM’s declining performance levels and the results of our assessment of the quality of SGM’s accounts receivables and existing distributor networks indicated the need to test the goodwill arising from the SGM acquisition for impairment and ultimately resulted in the recording of a $280.8 million impairment charge as of the end of the third quarter 2015. We are directing our efforts currently on developing an integration plan that is focused on the optimal structure for top-line growth. In the fourth quarter of 2015, we entered into an agreement redefining the terms of acquisition for the remaining 20% of SGM, which remained subject to regulatory approval as of year-end. We completed the purchase of the remaining 20% on February 3, 2016.
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
In March 2015, we completed the sale of Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).
Products
Our principal confectionery offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, meat snacks, bars and snack bites and mixes.

•
Within our North America markets, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s, and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, Cadbury, Good & Plenty, Heath, Kit Kat, Lancaster, Payday, Rolo, Twizzlers, Whoppers and York. We also offer premium chocolate products, primarily in the U.S., through the Scharffen Berger and Dagoba brands. Our gum and mint products include Ice Breakers mints and chewing gum, Breathsavers mints, and Bubble Yum bubble gum. Our pantry and snack items that are principally sold in North America include baking products and toppings and sundae syrups sold under the Hershey’s, Reese’s and Heath brands, as well as Hershey’s and Reese’s chocolate spreads and snack bites and mixes, Krave meat jerky products and Brookside fruit and nut bars.

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
In 2015, approximately 26% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
In conjunction with our sales and marketing efforts, our efficient product distribution network helps us maintain sales growth and provide superior customer service by facilitating the shipment of our products from our manufacturing plants to strategically located distribution centers. We primarily use common carriers to deliver our products from these distribution points to our customers.

Raw Materials and Pricing
Cocoa products, including cocoa liquor, cocoa butter and cocoa powder processed from cocoa beans, are the most significant raw materials we use to produce our chocolate products. These cocoa products are purchased directly from third-party suppliers, who source cocoa beans that are grown principally in Far Eastern, West African, Central and South American regions. West Africa accounts for approximately 70% of the world’s supply of cocoa beans.
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
We change prices and weights of our products when necessary to accommodate changes in input costs, the competitive environment and profit objectives, while at the same time maintaining consumer value. Price increases and weight changes help to offset increases in our input costs, including raw and packaging materials, fuel, utilities, transportation costs and employee benefits. When we implement price increases, there is usually a time lag between the effective date of the list price increases and the impact of the price increases on net sales, in part because we typically honor previous commitments to planned consumer and customer promotions and merchandising events subsequent to the effective date of the price increases. In addition, promotional allowances may be increased subsequent to the effective date, delaying or partially offsetting the impact of price increases on net sales.
Competition
Many of our brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain markets in Latin America. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large companies with significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service.
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

Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None
Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2015

Société des Produits Nestlé SA	Kit Kat Rolo	United States	Minimum unit volume sales exceeded in 2015

Huhtamäki Oy affiliate	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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
Environmental Considerations
We make routine operating and capital expenditures to comply with environmental laws and regulations. These annual expenditures are not material with respect to our results of operations, capital expenditures or competitive position.

Employees
As of December 31, 2015, we employed approximately 19,060 full-time and 1,650 part-time employees worldwide. Collective bargaining agreements covered approximately 5,930 employees. During 2016, agreements will be negotiated for certain employees at four facilities outside of the United States, comprising approximately 73% of total employees under collective bargaining agreements. We believe that our employee relations are generally good.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 17.2% for 2015, 19.2% for 2014 and 18.4% for 2013. The percentage of total long-lived assets outside of the United States was 31.8% as of December 31, 2015 and 31.3% as of December 31, 2014.
Corporate Social Responsibility
Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business.  Driving sustainable business practices, making a difference in our communities, and operating with the highest integrity are vital parts of our heritage.  We continue this legacy today by providing high quality products while conducting our business in a socially responsible and environmentally sustainable manner. Each year we publish a full corporate social responsibility (“CSR”) report which provides an update on the progress we have made in advancing our CSR priorities such as food safety, responsible sourcing of ingredients, corporate transparency, our new focus on improving basic nutrition to help children learn and grow and our continued investment in the communities where we live and work.

In 2015, Hershey efforts were again recognized for its environmental, social, and governance performance by being named to both the Dow Jones Sustainability World Index and the North America Index. The company was also honored as one of Corporate Responsibility magazine’s 100 Best Corporate Citizens, and as a 2015 World’s Most Ethical Company® by the Ethisphere Institute. To learn more about our goals, progress and initiatives, you can access our full CSR report at www.thehersheycompany.com/social-responsibility.aspx.
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
We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Our continued success is impacted by many factors, including the following:

•	Effective retail execution;
•	Appropriate advertising campaigns and marketing programs;
•	Our ability to secure adequate shelf space at retail locations;
•	Our ability to drive innovation and maintain a strong pipeline of new products in the confectionery and broader snacking categories;
•	Changes in product category consumption;
•	Our response to consumer demographics and trends, including trends relating to store trips and the impact of the growing e-commerce channel; and
•	Consumer health concerns, including obesity and the consumption of certain ingredients.
There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 26% of our total net sales in 2015. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
Increased marketplace competition could hurt our business.
The global confectionery packaged goods industry is intensely competitive and consolidation in this industry continues. Some of our competitors are large companies that have significant resources and substantial international operations. We continue to experience increased levels of in-store activity for other snack items, which pressured confectionery category growth. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and must continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.
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
During 2015, we faced a number of challenges in connection with the ongoing integration of SGM. Since its acquisition in 2014, the SGM business has performed below expectations, with net sales and earnings well below pre-acquisition levels. In addition, issues with the quality of SGM’s accounts receivables and existing distributor networks have affected our ability to fully realize many of the acquisition benefits that we believe will help accelerate our growth in China and enhance our ability to serve Chinese consumers. As a result of SGM's poor performance and these other contributing factors, in the second and third quarters of 2015 we recorded a goodwill write-down of approximately $266 million, representing all of the goodwill relating to the SGM reporting unit. While we believe we have appropriate strategies in place that will allow us to accelerate the SGM integration in 2016, additional challenges that impede further integration could jeopardize our growth strategy in China and could have a negative impact on the results of operations and cash flows of our International and Other reportable segment.
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
In 2015, we derived approximately 17% of our net sales from customers located outside of the United States, versus 19% in 2014 and 18% in 2013. Additionally, approximately 32% of our total long-lived assets were located outside of the United States as of December 31, 2015. As part of our global growth strategy, we have made investments outside of the United States, particularly China and Asia, Mexico and Brazil. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:

•	Unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;
•	Inability to establish, develop and achieve market acceptance of our global brands in international markets;
•	Difficulties and costs associated with compliance and enforcement of remedies under a wide variety of complex laws, treaties and regulations;
•	Unexpected changes in regulatory environments;
•	Political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict;
•	Nationalization of our properties by foreign governments;
•	Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
•	Potentially negative consequences from changes in tax laws;
•	The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;
•	Increased costs, disruptions in shipping or reduced availability of freight transportation;
•	The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies;
•	Failure to gain sufficient profitable scale in certain international markets resulting in an inability to cover manufacturing fixed costs or resulting in losses from impairment or sale of assets; and
•	Failure to recruit, retain and build a talented and engaged global workforce.
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
We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies.
Our people continue to be our most important asset, and our future success depends upon our ability to identify, hire, develop, engage and retain talented personnel across the globe. Competition for global talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. In particular, if we are unable to hire the right individuals to fill the new senior management positions created as a result of the productivity initiative we announced in June 2015, our business performance may be impacted.
Activities related to identifying, recruiting, hiring and integrating qualified individuals require significant time and attention. We may also need to invest significant amounts of cash and equity to attract talented new employees, and we may never realize returns on these investments.
In addition to hiring new employees, we must continue to focus on retaining and engaging the talented individuals we need to sustain our core business and lead our developing businesses into new markets, channels and categories. This may require significant investments in training, coaching and other career development and retention activities. If we are not able to effectively retain and grow our talent, our ability to achieve our strategic objectives will be adversely affected, which may impact our financial condition and results of operations.

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

(2)	Construction of the the Malaysia plant will be finalized in early 2016, with initial production and distribution expected to commence in mid-2016.
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

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, their positions and, as of February 5, 2016, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
John P. Bilbrey	59
Chairman of the Board, President and Chief Executive Officer (April 2015); President and Chief Executive Officer (June 2011); Executive Vice President, Chief Operating Officer (November 2010); Senior Vice President, President Hershey North America (December 2007)

Michele G. Buck	54	President, North America (May 2013); Senior Vice President, Chief Growth Officer (September 2011); Senior Vice President, Global Chief Marketing Officer (December 2007)
Javier H. Idrovo	48	Chief Accounting Officer (August 2015); Senior Vice President, Finance and Planning (September 2011); Senior Vice President, Strategy and Business Development (November 2008)
Patricia A. Little (1)	55	Senior Vice President, Chief Financial Officer (March 2015)
Terence L. O’Day	66	Senior Vice President, Chief Supply Chain Officer (May 2013); Senior Vice President, Global Operations (December 2008)
Leslie M. Turner (2)	58	Senior Vice President, General Counsel and Secretary (July 2012)
Kevin R. Walling (3)	50	Senior Vice President, Chief Human Resources Officer (November 2011); Senior Vice President, Chief People Officer (June 2011)
D. Michael Wege	53
Senior Vice President, Chief Administrative Officer (July 2015); Senior Vice President, Chief Growth and Marketing Officer (May 2013); Senior Vice President, Chief Commercial Officer (September 2011); Senior Vice President, Chocolate Strategic Business Unit (December 2010);Vice President, U.S. Chocolate (April 2008)

Waheed Zaman (4)	55
Senior Vice President, Chief Knowledge, Strategy and Technology Officer (July 2015); Senior Vice President, Chief Corporate Strategy and Administrative Officer (August 2013); Senior Vice President, Chief Administrative Officer (April 2013)

There are no family relationships among any of the above-named officers of our Company.

(1)
Ms. Little was elected Senior Vice President, Chief Financial Officer effective March 16, 2015. Prior to joining our company she was Executive Vice President and Chief Financial Officer of Kelly Services, Inc. (July 2008).

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

(4)
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
The closing price of our Common Stock on December 31, 2015, was $89.27. There were 30,262 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2015.
We paid $476.1 million in cash dividends on our Common Stock and Class B Stock in 2015 and $440.4 million in 2014. The annual dividend rate on our Common Stock in 2015 was $2.236 per share.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Stock for the two most recent fiscal years is disclosed in Note 16 to the Consolidated Financial Statements.
On January 28, 2016, our Board declared a quarterly dividend of $0.583 per share of Common Stock payable on March 15, 2016, to stockholders of record as of February 25, 2016. It is the Company’s 342nd consecutive quarterly Common Stock dividend. A quarterly dividend of $0.53 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
October 5 through November 1	—	$—	—	$20,249
November 2 through November 29	135,000	$87.75	—	$20,249
November 30 through December 31	38,000	$86.76	—	$20,249
Total	173,000	$87.53	—

(1)
All of the shares of Common Stock purchased during the three months ended December 31, 2015 were purchased in open market transactions. We purchased 173,000 shares of Common Stock during the three months ended December 31, 2015 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2014, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2015. In February 2015, our Board of Directors approved an additional $250 million share repurchase authorization. As of December 31, 2015, approximately $20 million remained available for repurchases of our Common Stock under this program. In January 2016, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above), to commence after the existing 2015 authorization is completed. Neither the 2015 or 2016 share repurchase authorizations has an expiration date.
Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2010	2011	2012	2013	2014	2015
The Hershey Company	$100	$134	$161	$221	$241	$212
S&P 500 Index	$100	$102	$118	$157	$178	$181
S&P 500 Packaged Foods Index	$100	$117	$129	$169	$189	$221

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY
(All dollar and share amounts in thousands except market price and per share statistics)

	2015	2014	2013	2012	2011
Summary of Operations
Net Sales	$7,386,626	$7,421,768	$7,146,079	$6,644,252	$6,080,788
Cost of Sales	$4,003,951	4,085,602	3,865,231	3,784,370	3,548,896
Selling, Marketing and Administrative	$1,969,308	1,900,970	1,922,508	1,703,796	1,477,750
Goodwill and Other Intangible Asset Impairment Charges	$280,802	15,900	—	7,457	—
Business Realignment Charges	$94,806	29,721	18,665	37,481	(886)
Interest Expense, Net	$105,773	83,532	88,356	95,569	92,183
Provision for Income Taxes	$388,896	459,131	430,849	354,648	333,883
Net Income	$512,951	846,912	820,470	660,931	628,962
Net Income Per Share:
—Basic—Common Stock	$2.40	3.91	3.76	3.01	2.85
—Diluted—Common Stock	$2.32	3.77	3.61	2.89	2.74
—Basic—Class B Stock	$2.19	3.54	3.39	2.73	2.58
—Diluted—Class B Stock	$2.19	3.52	3.37	2.71	2.56
Weighted-Average Shares Outstanding:
—Basic—Common Stock	158,471	161,935	163,549	164,406	165,929
—Basic—Class B Stock	60,620	60,620	60,627	60,630	60,645
—Diluted	220,651	224,837	227,203	228,337	229,919
Dividends Paid on Common Stock	$352,953	328,752	294,979	255,596	228,269
Per Share	$2.24	2.04	1.81	1.56	1.38
Dividends Paid on Class B Stock	$123,179	111,662	98,822	85,610	75,814
Per Share	$2.032	1.842	1.63	1.41	1.25
Depreciation	$197,054	176,312	166,544	174,788	188,491
Amortization	$47,874	35,220	34,489	35,249	27,272
Advertising	$561,644	570,223	582,354	480,016	414,171
Year-End Position and Statistics
Capital Additions	$329,707	345,947	323,551	258,727	323,961
Total Assets (1)	$5,344,371	5,622,870	5,349,724	4,747,614	4,398,625
Short-term Debt and Current Portion of Long-term Debt	$863,436	635,501	166,875	375,898	139,673
Long-term Portion of Debt (1)	$1,557,091	1,542,317	1,787,378	1,523,742	1,740,031
Stockholders’ Equity	$1,047,462	1,519,530	1,616,052	1,048,373	880,943
Full-time Employees	19,060	20,800	12,600	12,100	11,800
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end	216,777	221,045	223,895	223,786	225,206
Market Price of Common Stock at Year-end	$89.27	103.93	97.23	72.22	61.78
Price Range During Year (high)	$110.78	108.07	100.90	74.64	62.26
Price Range During Year (low)	$83.58	88.15	73.51	59.49	46.24

(1) The Company adopted ASU 2015-03 as of December 31, 2015, requiring classification of debt issuance costs as a reduction of the carrying value of the debt. Total asset and long-term debt balances presented herein for periods prior to 2015 have been restated to conform to this presentation.

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
OVERVIEW AND OUTLOOK
We are the largest producer of quality chocolate in North America and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 70 countries worldwide. We report our operations through two segments: North America and International and Other.
We continued to make progress against our strategic initiatives in 2015, including margin expansion in our North America segment which fuels our earnings per share and enables us to make investments in other parts of the business, a demonstrated commitment to transparency and simple ingredients to satisfy evolving consumer preferences, additional investments in our snacks business, and a continued focus on insights and knowledge to identify and respond to changing consumer and retail trends and practices.
Our 2015 financial performance was impacted by a continued slow-down in U.S. retail take-away, an increase in competitive activity and poor performance in China. For the full year 2015, our U.S. CMG retail takeaway increased 2.4%, which was largely in line with the category growth rate but continues to be down from long-term historical average of 3-4%. We believe the category is being impacted by changing consumer shopping habits like channel shifting and e-commerce, increased competitive activity and higher levels of merchandising and display, and a proliferation of broader snacking options in the marketplace, which appears to be adversely impacting purchases of non-seasonal candy products.
Our Shanghai Golden Monkey (“SGM”) business has performed below expectations since its initial acquisition in 2014, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we assessed the quality of SGM’s accounts receivable and existing distributor networks. Based on the declining performance levels and the results of our integration assessments, we performed an interim goodwill impairment test as of July 5, 2015, which resulted in a preliminary $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter, we updated our estimates of the acquisition-date fair values of the net assets acquired, which increased the value of acquired goodwill by $16.6 million. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill, for a total impairment of $266.4 million. In the fourth quarter of 2015, we reached an agreement with the selling SGM shareholders to reduce the originally-agreed purchase price for the remaining 20% of SGM, and we completed the purchase on February 3, 2016. We are directing our efforts currently on developing an integration plan that is focused on the optimal structure for top-line growth.
Macroeconomic challenges and changing consumer shopping behavior adversely impacted our China chocolate business during 2015. The China chocolate category performance continues to be below the historical compound annual growth rate of 11-12% as marketplace trends continue to slow across all channels. As a result of the declining performance in our China chocolate business, during the third quarter we also wrote-off $14.4 million of goodwill that resulted from the SGM acquisition and was assigned to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. In light of the declining results in our China business and challenges impacting the overall retail landscape in Asia, we will continue to assess the impact of potential excess capacity on the carrying value of our long-lived assets in the Asia region.
In June, we announced a new productivity initiative intended to simplify the organizational structure to enhance our ability to rapidly anticipate and respond to the changing demands of the global consumer. In 2015, we incurred charges totaling $105.8 million, representing employee severance and related separation benefits, pension settlement charges, and incremental third-party costs related to the design and implementation of the new organizational structure. Excluding pension settlement charges, we currently estimate total pre-tax charges and costs for the program to be approximately $120 million, the majority of which are cash. The remaining costs for this program are expected to be incurred within the first three quarters of 2016.
Giving consideration to the aforementioned impacts, our 2015 net sales decreased 0.5%, to $7,386.6 million in 2015 from $7,421.8 million in 2014, while our net income and earnings per share-diluted declined by 39.4% and 38.5%, respectively. Excluding a 1.6% impact from unfavorable foreign exchange rates, our net sales increased 1.1%. On a non-GAAP basis, our net income increased by 1.5%, driven by positive U.S. gross margin expansion, while our non-GAAP EPS also benefited from recent share buybacks, increasing a total of 3.5%.
Entering 2016, we expect changing shopping habits in the U.S. and volatile international markets to remain a headwind. Despite these issues, we will continue to invest in our core brands in the U.S. and key international markets and build on the strategies we have established as they will benefit the company over the long term. We also plan to make incremental investments in our existing snacks platform to drive additional growth. These initiatives should enable us to achieve net sales and earnings growth. We expect to achieve long-term net sales growth of 3-5%, excluding the impact of foreign currency exchange rates, and, given the scale advantages of our North America business and a balanced approach to international investments, we expect to generate long-term non-GAAP earnings per share-diluted growth of 6-8%.
For 2016, we expect net sales growth of approximately 3%, excluding the impact of foreign currency exchange rates which is estimated to be approximately 1.0% unfavorable. North America net sales are expected to be driven by confectionery and snacks growth, including Krave meat snacks distribution gains. We have many exciting new products that will bring variety, news and excitement to the category, including Reese’s Snack Mix and Hershey’s Snack Bites canisters, Cadbury chocolates in a stand-up pouch targeting the mass premium market and the introduction of Allan Candy sugar confectionery peg bag items and some other yet to be announced new candy and snacking products. We expect gross margin to approximate the 2015 level and are focused on managing non-essential selling, marketing and administrative as we continue to leverage existing resources. Additionally, implementation of the business productivity initiative announced in June is on track, and we will continue to invest in advertising and related consumer marketing, including a greater shift to digital and mobile communication. As a result, we expect 2016 full-year reported earnings per share-diluted to improve significantly, on the basis of lower unusual charges, and adjusted earnings per share-diluted to increase approximately 6%, as reflected in the reconciliation of reported to adjusted projections for 2016 that follows.
Our 2016 outlook reflects information currently available to us; however, it is subject to risks and uncertainties, particularly pertaining to the macroeconomic uncertainties and evolving consumer dynamics in China. While further volatility could evolve in that market, we do not expect it to have a material impact on our consolidated cash flows or financial position.

NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by business realignment charges, including the 2015 productivity initiative; asset impairment charges; costs relating to business and asset acquisitions and disposals; loss on early extinguishment of debt; and non-service related components of our pension expense (income).
To provide additional information to investors to facilitate the comparison of past and present performance, we use non-GAAP financial measures within MD&A that exclude the financial impact of these activities. These non-GAAP financial measures are used by management in evaluating results of operations internally and in assessing the impact of known trends and uncertainties on our business, but they are not intended to replace the presentation of financial results in accordance with GAAP. A reconciliation of the non-GAAP financial measures referenced in MD&A to their nearest comparable GAAP financial measures as presented in the Consolidated Statements of Income is provided below.

Reconciliation of Certain Non-GAAP Financial Measures
	For the years ended December 31,
In thousands except per share data	2015	2014	2013
Reported gross profit	$3,382,675	$3,336,166	$3,280,848
Other business realignment charges	8,801	1,622	402
Acquisition and integration costs	7,308	—	310
NSRPE(I)	2,516	(2,685)	5,374
Non-GAAP gross profit	$3,401,300	$3,335,103	$3,286,934
Reported operating profit	$1,037,759	$1,392,261	$1,338,051
2015 productivity initiative	105,753	—	—
Other business realignment charges	12,555	12,034	19,085
Acquisition and integration costs	20,899	12,360	4,072
NSRPE(I)	18,079	(1,834)	10,885
Goodwill / intangible asset impairment	280,802	15,900	—
Loss on Mauna Loa divestiture	2,667	22,256	—
Non-GAAP operating profit	$1,478,514	$1,452,977	$1,372,093
Reported interest expense, net	$105,773	$83,532	$88,356
Acquisition and integration costs (benefits)	1,562	(1,603)	—
Loss on early extinguishment of debt	28,326	—	—
Non-GAAP interest expense, net	$75,885	$85,135	$88,356
Reported other (income) expense, net	$30,139	$2,686	$(1,624)
Acquisition and integration costs	—	2,513	—
Gain on sale of trademark	(9,950)	—	—
Non-GAAP other (income) expense, net	$40,089	$173	$(1,624)
Reported provision for income taxes	$388,896	$459,131	$430,849
2015 productivity initiative	35,423	—	—
Other business realignment charges	3,605	3,697	7,259
Acquisition and integration costs	8,264	3,021	(1,295)
NSRPE(I)	6,955	(544)	4,228
Goodwill / intangible asset impairment	—	1,565	—
Loss on early extinguishment of debt	10,736	—	—
Loss on Mauna Loa divestiture	2,620	4,896	—
Gain on sale of trademark	(3,652)	—	—
Non-GAAP provision for income taxes	$452,847	$471,766	$441,041
Reported net income	$512,951	$846,912	$820,470
2015 productivity initiative	70,330	—	—
Other business realignment charges	8,950	8,337	11,826
Acquisition and integration costs	14,196	10,249	5,367
NSRPE(I)	11,124	(1,290)	6,657
Goodwill / intangible asset impairment	280,802	14,335	—
Loss on early extinguishment of debt	17,591	—	—
Loss on Mauna Loa divestiture	47	17,360	—
Gain on sale of trademark	(6,298)	—	—
Non-GAAP net income	$909,693	$895,903	$844,320
Reported EPS - Diluted	$2.32	$3.77	$3.61
2015 productivity initiative	0.32	—	—
Other business realignment charges	0.04	0.03	0.05
Acquisition and integration costs	0.05	0.05	0.03
NSRPE(I)	0.05	(0.01)	0.03
Goodwill / intangible asset impairment	1.28	0.06	—
Loss on early extinguishment of debt	0.09	—	—
Loss on Mauna Loa divestiture	—	0.08	—
Gain on sale of trademark	(0.03)	—	—
Non-GAAP EPS - Diluted	$4.12	$3.98	$3.72

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	For the years ended December 31,
	2015	2014	2013
As reported gross margin	45.8%	45.0%	45.9%
Non-GAAP gross margin (1)	46.0%	44.9%	46.0%

As reported operating profit margin	14.0%	18.8%	18.7%
Non-GAAP operating profit margin (2)	20.0%	19.6%	19.2%

As reported effective tax rate	43.1%	35.2%	34.4%
Non-GAAP effective tax rate (3)	33.2%	34.5%	34.3%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

2015 productivity initiative
In June 2015, we announced a new productivity initiative, which is intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. The project is intended to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer. We recorded pre-tax charges related to this program of $105.7 million for the year ended December 31, 2015. See Note 8 to the Consolidated Financial Statements for more information.

Other business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the year ended December 31, 2015, we recorded pre-tax charges of $12.6 million relating to programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our purchase of the non-controlling interest from our joint venture partner. For the years ended December 31, 2014 and 2013, we incurred pre-tax charges of $12.0 million and $19.1 million, respectively, primarily relating to the demolition of the Company's former manufacturing facility, representing the final phase of the Project Next Century Program. This program was substantially complete as of December 31, 2014.

Acquisition and integration costs
For the year ended December 31, 2015, we incurred costs related to integration of the 2014 acquisitions of SGM and Allan Candy and the 2015 acquisition of Krave totaling $22.5 million as we incorporate these businesses into our operating practices and information systems. This includes charges incurred to write-down approximately $6.4 million of expired or near-expiration work-in-process inventory at SGM, in connection with the implementation of our global quality standards and practices. In addition, integration costs for the year were benefited by a $6.8 million reduction in the fair value of contingent consideration paid to the Krave shareholders. For the years ended December 31, 2014 and 2013, we incurred pre-tax acquisition and integration costs of $13.3 million and charges of $4.1 million, respectively. The 2014 and 2013 charges were largely related to SGM acquisition and integration costs. The 2014 charges were also offset by a $4.6 million gain relating to the acquisition of a controlling interest in Lotte Shanghai Food Company.

Non-service related pension expense (income)
Non-service-related pension expense (income) includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. The non-service-related pension expense (income) can fluctuate from year-to-year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year-to-year. Therefore, we exclude the non-service-related pension expense (income) from our internal performance measures. Our most significant defined benefit pension plans were closed to most new participants in 2007, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax non-service related pension expense (income) of $18.1 million, $(1.8) million and $10.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The 2015 expense adjustment includes approximately $9.6 million in settlement charges relating to lump-sum distributions to participants that did not separate in connection with the 2015 productivity initiative; settlement charges relating to individuals separating in connection with the 2015 Productivity Initiative are included within the “2015 Productivity Initiative” costs noted above.

Goodwill and other intangible asset impairment
As discussed in Note 2 to the Consolidated Financial Statements, in the second and third quarters of 2015, we recorded a total $280.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill resulting from the SGM acquisition, including $14.4 million relating to the portion of goodwill that had been allocated to our China chocolate reporting unit, based on synergies to be realized by this business. For the year ended December 31, 2014, we recorded non-cash goodwill and other intangible asset impairment charges totaling $15.9 million associated with our business in India.

Loss on early extinguishment of debt
In 2015, we recorded within interest expense a pre-tax loss on early extinguishment of debt of $28.3 million relating to a cash tender offer. See Note 4 to the Consolidated Financial Statements for further information.

Loss on Mauna Loa divestiture
In December 2014, we entered into an agreement to sell Mauna Loa, at which time the entity was recorded as held for sale and we recorded an estimated loss of $22.3 million to reflect the disposal entity at its fair value, less an estimate of the selling costs. The transaction closed in the first quarter of 2015, resulting in the recording of an additional loss on sale of $2.7 million, based on updates to the selling expenses and tax benefits.

Gain on sale of trademark
In 2015, we recorded a $9.9 million gain relating to the sale of a non-core trademark.

2016 Outlook
The following table provides a reconciliation of projected 2016 earnings per share-diluted, prepared in accordance with GAAP, to projected non-GAAP earnings per share-diluted for 2016, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2015 and 2014 earnings per share-diluted, prepared in accordance with GAAP, to 2015 and 2015 non-GAAP earnings per share-diluted is provided below for comparison.

	2016 (Projected)	2015	2014
Reported EPS – Diluted	$4.18 - $4.23	$2.32	$3.77
Business realignment charges
2015 Productivity Initiative	0.07 - 0.08	0.32	—
Other international programs	—	0.04	0.03
Acquisition and integration costs	0.02 - 0.03	0.05	0.05
Non-service related pension expense (income)	0.06 - 0.07	0.05	(0.01)
Goodwill / intangible asset impairment	—	1.28	0.06
Loss on early extinguishment of debt	—	0.09	—
Loss on sale of Mauna Loa	—	—	0.08
Gain on sale of trademark	—	(0.03)	—
Adjusted EPS – Diluted	$4.36 - $4.38	$4.12	$3.98

Our 2016 projected earnings per share-diluted, as presented above, does not include the impact of mark-to-market gains and losses on our commodity derivative contracts that will be reflected within corporate unallocated expenses in our segment results until the related inventory is sold, pursuant to our revised accounting policy for commodity derivatives as discussed in Note 5 to the Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2015	2014	2013	2015 vs 2014	2014 vs 2013
In millions of dollars except per share amounts
Net Sales	$7,386.6	$7,421.8	$7,146.1	(0.5)%	3.9%
Cost of Sales	4,003.9	4,085.6	3,865.2	(2.0)%	5.7%
Gross Profit	3,382.7	3,336.2	3,280.9	1.4%	1.7%
Gross Margin	45.8%	45.0%	45.9%
SM&A Expense	1,969.3	1,898.4	1,924.1	3.7%	(1.3)%
SM&A Expense as a percent of net sales	26.7%	25.6%	26.9%
Goodwill and Other Intangible Asset Impairment Charges	280.8	15.9	—	NM	NM
Business Realignment Charges	94.8	29.7	18.7	219.0%	59.2%
Operating Profit	1,037.8	1,392.2	1,338.1	(25.5)%	4.1%
Operating Profit Margin	14.0%	18.8%	18.7%
Interest Expense, Net	105.8	83.5	88.4	26.6%	(5.5)%
Other (Income) Expense, Net	30.1	2.7	(1.6)	NM	265.4%
Provision for Income Taxes	388.9	459.1	430.8	(15.3)%	6.6%
Effective Income Tax Rate	43.1%	35.2%	34.4%
Net Income	$513.0	$846.9	$820.5	(39.4)%	3.2%
Net Income Per Share—Diluted	$2.32	$3.77	$3.61	(38.5)%	4.4%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Net Sales
2015 compared with 2014
Net sales decreased 0.5% in 2015 compared with 2014, reflecting volume declines of 3.4% and the unfavorable impact from foreign currency exchange rates of 1.6%, substantially offset by favorable net price realization of 3.5% as well as a 1.0% benefit from net acquisitions and divestitures. The favorable net price realization, primarily in the U.S., was attributed to the price increase announced in mid-2014. The volume declines were attributed to volume elasticity relating to the pricing action in the U.S. as well as lower everyday product sales given the challenging shopper environment in North America, coupled with lower sales in China. Excluding foreign currency, our net sales increased 1.1% in 2015.
2014 compared with 2013
Net sales increased 3.9% in 2014 compared with 2013, reflecting volume growth of 4.4% and favorable net price realization of 0.2%, offset in part by an unfavorable impact from foreign currency exchange rates which reduced net sales by approximately 0.7%. The volume growth was driven by incremental sales of new products in our North America and International and Other segments, coupled with almost 1% of growth from the recent SGM acquisition. The pricing benefit from the 2014 mid-year price increase was largely offset by higher trade promotions and lower core volumes associated with near-term volume elasticity related to the price increase.
Key U.S. Marketplace Metrics

For the 52 weeks ended December 31,	2015	2014	2013
Hershey's Consumer Takeaway Increase	2.4%	2.7%	6.3%
Hershey's Market Share (Decrease) Increase	(0.1)	0.3	1.1

Consumer takeaway and the change in market share are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels.
These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category. In 2015, the category and Hershey growth rates continue to be impacted by changing consumer shopping habits and increased levels of distribution and in-store activity of items such as salty, bakery and meat snacks, by both mainstream and newer contemporary niche manufacturers, which has been driving broader snacking category growth in 2014 and 2015. Despite these market dynamics, for the full year 2015, our U.S. CMG retail takeaway increased 2.4%, which was in line with category growth. Our market share decreased by 10 basis points; however, we maintained an industry leading 31.3% U.S. market share.
Cost of Sales and Gross Margin
2015 compared with 2014
Cost of sales decreased 2.0% in 2015 compared with 2014. Supply chain productivity and volume declines reduced cost of sales by approximately 6.6%. These declines were substantially offset by higher supply chain and commodity costs, and unfavorable sales mix, which together increased total cost of sales by approximately 4.1%. In addition, cost of sales was impacted by acquisition and integration costs of $7.3 million, business realignment charges of $8.8 million and non-service related pension expense of $2.5 million, which collectively increased cost of sales by approximately 0.5%. In comparison, cost of sales benefited by $1.1 million in 2014, primarily due to non-service related pension income.
Gross margin increased by 80 basis points in 2015 compared with 2014. Favorable net price realization as well as supply chain productivity and other cost savings initiatives collectively improved gross margin by 330 basis points. However, these benefits were substantially offset by higher supply chain and commodity costs as well as unfavorable sales mix, which collectively reduced gross margin by approximately 250 basis points. On a non-GAAP basis, excluding the business realignment and acquisition and integration charges, 2015 gross margin increased by 110 basis points.
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
Selling, Marketing and Administrative
2015 compared with 2014
Selling, marketing and administrative (“SM&A”) expenses increased $70.9 million or 3.7% in 2015. Advertising and related consumer marketing expense increased 1.0% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2015 increased by 6.7% as compared to 2014, driven by incremental increases from acquired businesses. Excluding the impact of acquisition costs, SM&A expenses for 2015 declined as a result of our continued focus on non-essential spending. SM&A expenses in 2015 were also impacted by charges of $13.6 million attributed to the 2015 productivity initiative, acquisition and integration costs of $13.6 million, non-service related pension expense of $15.6 million and other business realignment charges of $3.7 million. In 2014, SM&A expenses included acquisition and integration costs of $12.4 million, other business realignment charges of $2.9 million and non-service related pension expense of $0.9 million.
2014 compared with 2013
SM&A expenses decreased $25.7 million or 1.3% in 2014. This includes a 3.1% reduction in advertising and related consumer marketing expenses due to the timing of new product launches, a reduction in media production costs and a decision to shift resources to other more productive areas. Excluding advertising and related consumer marketing expenses, selling and administrative expenses were relatively flat compared to 2013 due to lower incentive compensation costs and discretionary cost containment efforts, offset in part by higher employee-related costs, including additional headcount in our China business and additional focused selling resources, as well as transaction costs associated with the acquisition of SGM. Selling and administrative expenses in 2014 also benefited from the $5.6 million in foreign currency gains realized on forward contracts related to the manufacturing facility under construction in Johor, Malaysia.
Goodwill and Other Intangible Asset Impairment Charges
As discussed in the Overview and Outlook section as well as Note 2 to the Consolidated Financial Statements, the SGM business performed below expectations throughout 2015, with net sales and earnings levels well below pre-acquisition levels. As of result of this declining performance, in the second quarter we recorded an estimated goodwill impairment charge of $249.8 million relating to the SGM reporting unit. During the third quarter, we updated our estimates of the acquisition-date fair values of the net assets acquired, which increased the value of acquired goodwill by $16.6 million. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in an additional $16.6 million write-off of this increase to goodwill. During the third quarter, we also wrote off $14.4 million of goodwill that resulted from the SGM acquisition and was assigned to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. This goodwill impairment was driven by the continued declining performance in our China chocolate business through the third quarter, as a result of macroeconomic challenges and changing consumer shopping behavior mentioned previously.
In 2014, the annual impairment testing of our India reporting unit resulted in a $11.4 million goodwill impairment charge and a $4.5 million pre-tax write-down of a trademark associated with the India business. These impairment charges were largely a result of our decision to exit the oils portion of the India business and realign our approach to regional marketing and distribution in India.
The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in Item 7 of this Annual Report on Form 10-K. These estimates and assumptions are subject to change due to changing economic and competitive conditions.

Business Realignment Charges
Expenses recorded for business realignment activities during 2015, 2014 and 2013 and their classification within the Statements of Income are as follows:

For the years ended December 31,	2015	2014	2013
In millions of dollars
Cost of sales:
Other international restructuring programs	$8.8	$—	$—
Next Century program	—	1.6	0.4
Total cost of sales	8.8	1.6	0.4
Selling, marketing and administrative:
2015 productivity initiative	13.6	—	—
Other international restructuring programs	3.8	2.9	—
Total selling, marketing and administrative	17.4	2.9	—
Business realignment charges:
2015 productivity initiative	92.1	—	—
Next Century program - plant closure expenses	—	7.5	16.4
Divestiture of Mauna Loa	2.7	22.3	—
India voluntary retirement program	—	—	2.3
Total business realignment charges	94.8	29.7	18.7
Total charges associated with business realignment activities	$121.0	$34.3	$19.1

2015 Productivity Initiative
On June 19, 2015, we announced a new productivity initiative (the “2015 Productivity Initiative”) intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. Overall, the 2015 Initiative is intended to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer.

The 2015 Productivity Initiative was executed throughout the third and fourth quarters, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the year ended December 31, 2015, we incurred charges totaling $105.7 million, representing employee severance and related separation benefits as well as incremental third-party costs related to the design and implementation of the new organizational structure. This also includes a pension settlement cost of $10.2 million relating to lump sum withdrawals by employees retiring or leaving the Company as a result of the 2015 Productivity Initiative.

Total pre-tax charges and costs for this program are expected to be approximately $120 million, the majority of which are cash. This excludes the 2015 pension settlement costs and any additional pension settlement costs that could be triggered by additional lump sum withdrawals in 2016. The remaining costs are expected to be incurred within the first three quarters of 2016.
Other international restructuring programs
Other 2015 charges for business realignment activities relate principally to accelerated depreciation and amortization and employee severance costs for programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our purchase of the non-controlling interest from our joint venture partner. Remaining costs relating to these programs are not expected to be significant.

Divestiture of Mauna Loa
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”).

As a result of the expected sale, in 2014 we recorded an estimated loss on the anticipated sale of $22.3 million to reflect the disposal entity at fair value, less an estimate of the selling costs. The sale was completed in the first quarter of 2015, resulted in an additional loss on sale of $2.7 million based on updates to the selling expenses and tax benefits.
Next Century program
The 2014 and 2013 charges shown above relate primarily to the demolition of the Company's former manufacturing facility, representing the final phase of the Project Next Century program (“Next Century program”). This program was substantially complete as of December 31, 2014.
The restructuring charges discussed above for the years ended December 31, 2015, 2014 and 2013 relate predominantly to initiatives undertaken by the North America segment, with the exception of the international programs, which relate to the International and Other segment. Segment operating results do not include business realignment and related charges as these initiatives are generally centrally managed and are not included within our internal measures of segment performance.
Operating Profit and Operating Profit Margin
2015 compared with 2014
Operating profit decreased 25.5% in 2015 compared with 2014 due primarily to the goodwill impairment charges, higher selling, marketing and administrative costs related to acquisitions as well as higher business realignment charges, offset in part by the higher gross profit.
Operating profit margin decreased to 14.0% in 2015 from 18.8% in 2014 due to the goodwill impairment charges, higher selling, marketing and administrative expenses as a percent of sales, and higher business realignment charges.
On a non-GAAP basis, 2015 operating profit and operating profit margin increased 1.8% and 40 basis points, respectively.
2014 compared with 2013
Operating profit increased 4.1% in 2014 compared with 2013 due primarily to the higher level of gross profit and lower overall selling, marketing and administrative costs, offset in part by higher business realignment and impairment charges in 2014.
Operating profit margin increased to 18.8% in 2014 from 18.7% in 2013 due to lower SM&A expenses as a percent of sales, partially offset by higher business realignment and impairment charges.
Interest Expense, Net
2015 compared with 2014
Net interest expense was $22.3 million higher in 2015 than in 2014 due primarily to the premium paid to repurchase long-term debt as part of a cash tender offer. This increase was partially offset by higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place towards the end of 2014.
2014 compared with 2013
Net interest expense was $4.9 million lower in 2014 than in 2013 due primarily to a greater level of capitalized interest in 2014 as well as higher interest income earned on short-term investments.

Other (Income) Expense, Net
2015 compared with 2014
Other (income) expense, net was $27.4 million higher in 2015 than 2014, due primarily to the write-down of equity investments qualifying for federal historic and energy tax credits, partially offset by the gain on the sale of a non-core trademark.
2014 compared with 2013
Other (income) expense, net reflected a net expense of $2.7 million in 2014 compared to a net gain of $1.6 million in 2013, due primarily to the foreign exchange loss related to our strategy to cap the U.S. denominated acquisition price of SGM, offset in part by the gain realized on the acquisition of a controlling interest in Lotte Shanghai Food Company.
Income Taxes and Effective Tax Rate
2015 compared with 2014
Our effective income tax rate was 43.1% for 2015 compared with 35.2% for 2014. The 2015 tax rate was significantly impacted by the non-deductible goodwill impairment charges. Excluding the impact of the goodwill impairment and other non-GAAP charges, the 2015 effective income tax rate was 130 basis points lower than the 2014 rate. The 2015 rate benefited from tax credits realized from the investment tax strategy initiated in the second quarter of 2015, which was partially offset by the valuation allowance recorded against the SGM net operating loss carryforwards.
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
Net Income and Net Income Per Share
2015 compared with 2014
Net income decreased $333.9 million, or 39.4%, while earnings per share-diluted (“EPS”) decreased $1.45, or 38.5%, in 2015 compared with 2014. The decreases in both net income and EPS were driven by the goodwill impairment charges, higher selling, marketing and administrative costs related to acquisitions as well as higher business realignment charges, as noted above. Our 2015 EPS also benefited from lower weighted-average shares outstanding, as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income increased $13.8 million in 2015, or 1.5%, and EPS increased $0.14, or 3.5%, as compared with 2014. The increases in 2015 non-GAAP net income and EPS were primarily driven by gross margin expansion and lower net interest expense.
2014 compared with 2013
Net income increased $26.4 million, or 3.2%, while EPS-diluted increased $0.16, or 4.4%, in 2014 compared with 2013. The increases in both net income and EPS were driven by higher sales, offset by higher commodity costs and unfavorable sales mix, as noted above. Our 2014 EPS also benefited from lower weighted-average shares outstanding, as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income increased $51.6 million in 2015, or 6.1%, and EPS increased $0.26, or 7.0%, as compared with 2013. The increases in 2014 non-GAAP net income and EPS were primarily driven by lower selling, marketing and administrative expenses as a percent of sales.

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, as well as business realignment initiatives, goodwill and other intangible asset impairment charges, acquisition-related costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Disclosures at the beginning of this Item 7.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2015	2014	2013
In millions of dollars
Net Sales:
North America	$6,468.1	$6,352.7	$6,200.1
International and Other	918.5	1,069.1	946.0
Total	$7,386.6	$7,421.8	$7,146.1

Segment Income (Loss):
North America	$2,074.0	$1,916.2	$1,862.6
International and Other	(98.1)	40.0	44.6
Total segment income	1,975.9	1,956.2	1,907.2
Unallocated corporate expense (1)	497.4	503.2	535.1
Goodwill and other intangible asset impairment charges	280.8	15.9	—
Charges associated with business realignment activities	121.0	34.3	19.1
Non-service related pension expense (income)	18.1	(1.8)	10.9
Acquisition and integration costs	20.9	12.4	4.1
Operating profit	1,037.7	1,392.2	1,338.0
Interest expense, net	105.8	83.5	88.3
Other (income) expense, net	30.1	2.7	(1.6)
Income before income taxes	$901.8	$1,306.0	$1,251.3

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 87.6%, 85.6% and 86.8% of our net sales in 2015, 2014 and 2013, respectively. North America results for the years ended December 31, 2015, 2014 and 2013 were as follows:

				Percent / Point Change
For the years ended December 31,	2015	2014	2013	2015 vs 2014	2014 vs 2013
In millions of dollars
Net sales	$6,468.1	$6,352.7	$6,200.1	1.8%	2.5%
Segment income	2,074.0	1,916.2	1,862.6	8.2%	2.9%
Segment margin	32.1%	30.2%	30.0%
2015 compared with 2014
Net sales of our North America segment increased $115.4 million or 1.8% in 2015 compared to 2014, reflecting net price realization of 4.8% and the favorable net impact of acquisitions and divestitures of 0.3%, substantially offset by volume declines of 2.5% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.8%. The volume decline was due to elasticity related to the 2014 pricing action as well as lower everyday product sales, which have been impacted by changing consumer shopping habits, such as channel shifting and e-commerce, an increase in competitive activity and a proliferation of broader snacking options in the marketplace. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income increased $157.8 million or 8.2% in 2015 compared to 2014, driven by gross margin expansion, primarily due to favorable price realization and supply chain productivity which offset volume declines and input cost increases.
2014 compared with 2013
Net sales of our North America segment increased $152.6 million or 2.5% in 2014 compared to 2013, reflecting volume growth of 2.4%, net price realization of 0.5% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.4%. 2014 new product introductions, including York and Kit Kat Minis, Nutrageous relaunch, Brookside Crunchy Clusters, Lancaster Soft Cremes and Hershey's Spreads, drove the volume growth, as sales volumes for core, everyday products were unfavorably impacted by increased levels of distribution and in-store activity from confection and other snacking categories. Higher levels of trade promotion reduced the benefit from the 2014 mid-year pricing action. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
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
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 12.4%, 14.4% and 13.2% of our net sales in 2015, 2014 and 2013, respectively. International and Other results for the years ended December 31, 2015, 2014 and 2013 were as follows:

				Percent / Point Change
For the years ended December 31,	2015	2014	2013	2015 vs 2014	2014 vs 2013
In millions of dollars
Net sales	$918.5	$1,069.1	$946.0	(14.1)%	13.0%
Segment (loss) income	(98.1)	40.0	44.6	NM	(10.3)%
Segment margin	(10.7)%	3.7%	4.7%
2015 compared with 2014
Net sales of our International and Other segment decreased $150.6 million or 14.1% in 2015 compared to 2014, reflecting volume declines of 9.0%, the unfavorable impact from foreign currency exchange rates of 6.2%, and unfavorable net price realization of 4.0%, partially offset by incremental revenue from the acquisition of SGM representing an increase of 5.1% to 2015 net sales. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined approximately 7.9%.
The net sales decline was driven by volume declines in our China chocolate business. In 2015, chocolate category growth in China was flat relative to the prior year; however our 2015 chocolate retail takeaway in China declined by 11%, resulting in a market share decline in China of 1.1%. We believe that the category continues to be impacted by macroeconomic challenges and trends that are affecting consumer shopping behavior as accelerated e-commerce and on-line purchases of broader consumer staples are leading to lower trips to Tier 1 hypermarkets, where the majority of our chocolate sales are derived, adversely impacting the impulse-oriented chocolate category.
Performance in our focus markets of Mexico and Brazil improved and, on a constant currency basis, net sales in 2015 in these countries increased by approximately 6% and 3%, respectively, versus 2014. Constant currency net sales in India declined in 2015, primarily due to the planned discontinuance of edible oil products.
Our International and Other segment loss was $98.1 million in 2015 compared to segment income of $40.0 million in 2014. The decline was primarily attributable to lower net sales of chocolate products in China, coupled with losses at SGM as that business has also been impacted by the uncertain macroeconomic conditions in China as well as incremental integration-related costs.
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
In 2015, unallocated corporate items totaled $497.4 million compared to $503.2 million in 2014, with the reduction driven primarily by the implementation of the 2015 Productivity Initiative discussed previously.
In 2014, unallocated corporate items totaled $503.2 million compared to $535.1 million in 2013, with the reduction driven by lower incentive compensation expense as well as discretionary cost containment measures intended to mitigate the higher commodity and other input costs in 2014.

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
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

In millions of dollars	2015	2014	2013
Net cash provided by (used in):
Operating activities	$1,214.5	$844.4	$1,191.4
Investing activities	(477.2)	(862.6)	(351.6)
Financing activities	(755.2)	(719.3)	(446.6)
Effect of exchange rate changes on cash and cash equivalents	(10.4)	(6.2)	(3.0)
Increase (decrease) in cash and cash equivalents	(28.3)	(743.7)	390.2
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
Cash provided by operating activities in 2015 increased $370.0 million relative to 2014. This increase was driven by the following factors:

•
Working capital (comprised of inventory, accounts receivable and accounts payable) generated cash of $22 million in 2015, while it consumed cash of $169 million in 2014. This fluctuation was mainly driven by lower inventory purchases in the 2015 period, since certain raw material inventory had been built up at the preceding year-end to take advantage of favorable pricing.

•
Our hedging activities favorably impacted cash flow by $55 million in 2015 versus an unfavorable impact of $78 million in 2014, due principally to market gains and losses on our commodity futures. Our cash receipts typically increase when futures market prices are increasing.

•	2015 cash flow was favorably impacted by approximately $30 million from the timing of tax payments in 2015 compared to 2014.
Cash provided by operating activities in 2014 decreased $347.0 million as compared to 2013, primarily due to a $140 million incremental investment in working capital to support the high sales volumes, partially offset by increased net earnings in 2014. Derivative activities had a $78 million unfavorable impact on 2014 operating cash flow and $101 million favorable impact on 2013 operating cash flow.
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $66.8 million, $37.3 million and $55.0 million 2015, 2014, and 2013, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs, and the amortization of actuarial gains and losses. The 2015 costs also include net settlement and curtailment charges of $22.4 million, that were triggered by the 2015 Productivity Initiative.

The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $53.3 million, $53.1 million and $57.2 million in 2015, 2014 and 2013, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, purchases of short-term investments and acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment and short-term investments. We used cash of $477.2 million for investing activities in 2015 compared to $862.6 million in 2014, with the decrease driven by less business acquisition activity and proceeds from the sale of short term investments. We used cash of $351.6 million for investing activities in 2013, which was primarily driven by capital expenditures relating to the Malaysia facility and the Next Century program.
Primary investing activities include the following:

•
Capital spending. Capital expenditures, primarily to support capacity expansion, innovation, and cost savings, were $329.7 million in 2015, $345.9 million in 2014 and $323.6 million in 2013. Our 2015 expenditures included approximately $80 million relating to the construction of a manufacturing facility in Malaysia, compared to $115 million in 2014. Capital expenditures in 2013 included $40 million relating to the Malaysia facility and $11.8 million relating to the Next Century program. Capitalized software additions were primarily related to ongoing enhancements of our information systems. We expect 2016 capital expenditures, including capitalized software, to approximate $285 million to $295 million.

•
Acquisitions. In 2015, we spent $218.7 million to acquire Krave. In 2014, we spent $396.3 million to acquire three businesses, including $379.7 million for SGM and $26.6 million for Allan, partially offset by net cash received of $10.0 million relating to the LSFC acquisition, whereby cash acquired in the transaction exceeded the $5.6 million paid for the controlling interest. See Note 2 to the Consolidated Financial Statements for additional information regarding our recent acquisitions.

Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. We used cash of $755.2 million for financing activities in 2015 compared to $719.3 million in 2014, with the increase due mainly to higher dividend payments and repayments of long term debt and short term borrowings, offset in part by proceeds from the issuance of long term borrowings. Our cash used in 2014 exceeded our cash used for financing activities in 2013 by $272.7 million, primarily due to higher dividend payments and share repurchases.
The majority of our financing activity was attributed to the following:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2015, we generated cash flow of $10.7 million from higher borrowings at certain of our international businesses. In 2014, we generated additional cash flow from the issuance of $55.0 million in commercial paper.

•
Long-term debt borrowings and repayments. In 2015, we used $355 million to repay long-term debt, including $100.2 million to repurchase $71.6 million of our long-term debt as part of a cash tender offer. Additionally, in 2015, we issued $300 million of 1.60% Notes due in 2018 and $300 million of 3.20% Notes due in 2025. We had no repayment activity in 2014. In 2013, we repaid $250 million of 5.0% Notes due in 2013 and issued $250 million of 2.625% Notes due in 2023.

•
Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. We used cash for total share repurchases of $582.5 million in 2015, compared to $576.5 million in

2014. This includes purchases pursuant to authorized programs of $402.5 million to purchase 4.2 million shares in 2015 and $202.3 million to purchase 2.1 million shares in 2014. We had no share repurchases under these programs in 2013. As of December 31, 2015, approximately $20 million remained available under the $250 million share repurchase authorization approved by the Board in February 2015. In January 2016, our Board of Directors approved an additional $500 million share repurchase authorization, to commence after the existing 2015 authorization is completed.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $476.1 million in 2015, $440.4 million in 2014 and $393.8 million in 2013. Dividends per share of Common Stock increased 9.6% to $2.236 per share in 2015 compared to $2.04 per share in 2014, while dividends per share of Class B Common Stock increased 10.3% in 2015.

•
Proceeds from the exercise of stock options, including tax benefits. We received $97.6 million from employee exercises of stock options, including excess tax benefits, in 2015, as compared to $175.8 million in 2014 and $195.7 million in 2013. Variances are driven by the number of shares exercised and the share price at the date of grant.

•
Other. In September 2015, we acquired the remaining 49% interest in Hershey do Brasil under a cooperative agreement with Pandurata Netherlands B.V. (“Bauducco”) for approximately $38.3 million. Additionally, in December 2015, we paid $10.0 million in contingent consideration to the shareholders of Krave.

Liquidity and Capital Resources
At December 31, 2015, our cash and cash equivalents totaled $346.5 million. At December 31, 2014, our cash and cash equivalents totaled $374.9 million, and we held short-term investments in the form of term deposits with original maturities of one-year totaling $97.1 million. In total, our cash and short-term investment holdings at the end of 2015 declined $125.5 million compared to the 2014 year-end balance as a result of the net uses of cash outlined in the previous discussion.
Approximately half of the balance of our cash and cash equivalents at December 31, 2015 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total debt was $2.4 billion at December 31, 2015 and $2.2 billion at December 31, 2014. Our total debt increased in 2015 mainly due to the additional debt issued mid-year to repay commercial paper that had been used to fund the Krave acquisition in the first quarter of 2015.
In October 2011, we entered into a five-year agreement establishing an unsecured revolving credit facility to borrow up to $1.1 billion, with an option to increase borrowings by an additional $400 million with the consent of the lenders. In November 2013, this agreement was amended to reduce the amount of borrowings available under the unsecured revolving credit facility to $1.0 billion, maintain the option to increase borrowings by an additional $400 million with the consent of the lenders, and extend the termination date to November 2018. As of December 31, 2015, the termination date of this agreement has been extended to November 2020. As of December 31, 2015, $1.0 billion was available to borrow under the agreement and no borrowings were outstanding. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2015. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2015, we had available capacity of $203.4 million under these lines of credit.

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
Hershey Trust Company, as trustee for the benefit of Milton Hershey School, maintains voting control over The Hershey Company. In addition, Hershey Trust Company currently has three representatives who are members of the Company's Board, one of whom is the Lead Independent Director. These representatives, from time to time in performing their responsibilities on the Company’s Board, may exercise influence with regard to the ongoing business decisions of our Board or management. Hershey Trust Company, as trustee for the benefit of Milton Hershey School, in its role as controlling stockholder of the Company, has indicated it intends to retain its controlling interest in The Hershey Company and that the Company Board, and not the Hershey Trust Company board, is solely responsible and accountable for the Company’s management and performance.
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

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2015:

	Payments due by Period
	In millions of dollars
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,057.0	$499.9	$300.4	$350.8	$905.9
Interest expense (1)	457.3	73.6	118.2	111.8	153.7
Lease obligations (2)	28.2	12.6	13.3	1.6	0.7
Minimum pension plan funding obligations (3)	12.1	0.8	4.7	4.4	2.2
Unconditional purchase obligations (4)	2,333.4	1,343.1	967.9	22.4	—
Total obligations	$4,888.0	$1,930.0	$1,404.5	$491.0	$1,062.5
(1) Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest associated with variable rate debt was forecasted using the LIBOR forward curve as of December 31, 2015.
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
(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2015. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2015, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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
Asset Retirement Obligations
We have a number of facilities that contain varying amounts of asbestos in certain locations within the facilities. Our asbestos management program is compliant with current applicable regulations, which require that we handle or dispose of asbestos in a specified manner if such facilities undergo major renovations or are demolished. Costs associated with the removal of asbestos related to the closure of a manufacturing facility under the Next Century program were recorded primarily in 2012 and included in business realignment and impairment charges. The costs associated with the removal of asbestos from the facility were not material. With regard to other facilities, we do not have sufficient information to estimate the fair value of any asset retirement obligations related to these facilities. We cannot specify the settlement date or range of potential settlement dates and, therefore, sufficient information is not available to apply an expected present value technique. We expect to maintain the facilities with repairs and maintenance activities that would not involve or require the removal of significant quantities of asbestos.
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
Our trade promotional costs totaled $1,122.3 million, $1,125.5 million and $995.7 million in 2015, 2014 and 2013, respectively. The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. Over the three-year period ended December 31, 2015, actual promotional costs have not deviated from the estimated amount for a given year by more than approximately 3%.
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

The net periodic benefit costs relating to our pension and OPEB plans were as follows:

For the years ended December 31,	2015	2014	2013
In millions of dollars
Pension plans
Service cost and amortization of prior service cost (1)	$27.1	$26.3	$31.8
Interest cost, expected return on plan assets and amortization of net loss	5.9	(1.9)	11.2
Curtailment and settlement loss (credit)	22.4	—	(0.4)
Net periodic pension benefit cost	$55.4	$24.4	$42.6
OPEB plans
Net periodic other post-retirement benefit cost	$11.5	$12.9	$12.4
(1) We believe that the service cost and amortization of prior service cost components of net periodic pension benefit cost reflect the ongoing operating cost of our pension plans, particularly since our most significant plans were closed to most new entrants after 2007.
Actuarial gains and losses may arise when actual experience differs from assumed experience or when we revise the actuarial assumptions used to value the plans’ obligations. We only amortize the unrecognized net actuarial gains and losses in excess of 10% of a respective plan’s projected benefit obligation, or the fair market value of assets, if greater. The estimated recognized net actuarial loss component of net periodic pension benefit expense for 2016 is $35.2 million. The 2015 recognized net actuarial loss component of net periodic pension benefit expense was $30.5 million.
The weighted-average assumptions for our pension and OPEB plans were as follows:

	2015	2014	2013
Pension plans
Expense discount rate	3.7%	4.5%	3.7%
Benefit obligation discount rate	4.0%	3.7%	4.5%
Expected return on plan assets	6.3%	7.0%	7.8%
Expected rate of salary increases	4.1%	4.0%	4.0%
OPEB plans
Expense discount rate	3.7%	4.5%	3.7%
Benefit obligation discount rate	4.0%	3.7%	4.5%
To determine the expected return on our pension plan assets, we consider the current asset allocations, as well as historical and expected returns on the categories of plan assets. The historical average return over the 28 years prior to December 31, 2015 was approximately 8.3%. The actual return on assets was (2.3%), 8.4% and 16.7% for the years ended December 31, 2015, 2014 and 2013, respectively. Our investment policies specify target allocation percentages for each asset class. The current estimated asset return is based upon the following targeted asset allocation for our domestic pension plans as of December 31, 2015:

Asset Class	Target Asset Allocation
Equity securities	50%
Debt securities	49%
Cash	1%

Sensitivity of Assumptions
Since pension and OPEB liabilities are measured on a discounted basis, the discount rate impacts our plan obligations and expenses. The discount rate used for our pension and OPEB plans is based on a yield curve constructed from a portfolio of high-quality bonds for which the timing and amount of cash flows approximate the estimated payouts of the plans. A 100 basis point decline in the weighted average pension discount rate would increase net periodic pension benefit expense by approximately $4.7 million. A decrease in the OPEB discount rate by 100 basis points would decrease annual OPEB expense by approximately $0.5 million. For the OPEB plans, a decrease in the discount rate assumption would result in a decrease in benefit cost because of the lower interest cost, which would more than offset the impact of the lower discount rate assumption on the post-retirement benefit obligation.
The expected return on plan assets assumption impacts our defined benefit expense, since certain of our defined benefit pension plans are partially funded. For 2016, we reduced the expected rate of return assumption to 6.1% from the 6.3% assumption used in 2015, to reflect lower expected long-term returns due to slowing growth in developed and emerging markets. The process for setting the expected rates of return is described in Note 9 to the Consolidated Financial Statements. A 100 basis point decrease or increase in the rate of return for pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $11.0 million.
For year-end 2015, we adopted the Society of Actuaries updated RP-2014 mortality tables with MP-2015 generational projection scales; however, adoption of these tables did not have a significant impact on our pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Funding
We fund domestic pension liabilities in accordance with the limits imposed by ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. The annual minimum cash funding requirements for our plans are not material. However, we made contributions of $32.9 million in 2015 and $29.4 million in 2014, including $22.9 million in 2015 and $22.0 million in 2014 to maintain the funded status of our domestic plans as well as contributions to pay benefits under our non-qualified pension plans in both years. These contributions were fully tax deductible. We expect to make additional contributions of approximately $18.5 million to our domestic plans in 2016.
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
As discussed in Note 2, based on the declining performance levels and the results of our post-acquisition assessment, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment existed and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter, we increased the value of acquired goodwill by $16.6 million, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities for additional commitments and contingencies that were identified through our post-acquisition assessment. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill in the third quarter, for a total impairment of $266.4 million. We also tested the other long-lived assets of SGM for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
In connection with the SGM acquisition, we assigned approximately $15 million of goodwill to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. As the net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter, we determined that an interim impairment test of the goodwill in this reporting unit was also required. We performed the first step of this test in the third quarter of 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test suggested that a goodwill impairment was probable, and the conclusions of the second step analysis resulted in a write-down of $14.4 million, representing the full value of goodwill attributed to this reporting unit as of October 4, 2015. We also tested the other long-lived assets of the China asset group for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
At December 31, 2015, after considering the impairments noted above, the remaining net book value of our goodwill totaled $684.3 million and related to seven reporting units. As it relates to our annual testing performed at the beginning of the fourth quarter, no additional goodwill impairment was indicated, and the percentage of excess fair value over carrying value was at least 50% for each of our tested reporting units, with the exception of our Krave reporting unit, which includes goodwill of $147.1 million. This reporting unit comprises a recently acquired business whose estimated fair value approximates its carrying value.
During our 2014 annual testing, the fair value of our India reporting unit approximated its carrying value. As a result and given the sensitivity of the India impairment analysis to changes in the underlying assumptions, we performed a step two analysis which indicated a goodwill impairment of $11.4 million. In addition, our 2014 annual test of indefinite-lived intangible assets resulted in a $4.5 million pre-tax write-down of a trademark, also associated with the India business. Also in 2014, in connection with the anticipated sale of our Mauna Loa business (as discussed in Note 2 to the Consolidated Financial Statements), during the third and fourth quarters of 2014, we recorded estimated impairment charges totaling $18.5 million to write-down goodwill and an indefinite-lived trademark intangible asset, based on the valuation of these assets as implied by the agreed-upon sales price.

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
We have historically applied hedge accounting to our commodity derivative instruments. In order to qualify for hedge accounting, a specified level of hedging effectiveness between the derivative instrument and the item being hedged must exist at inception and throughout the hedged period. We must formally document the nature of and relationship between the derivative and the hedged item, as well as our risk management objectives, strategies for undertaking the hedge transaction and method of assessing hedge effectiveness. We must also maintain certain operational processes and controls that support the conduct of our commodities hedging program. Additionally, since these are typically hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transactions must be specifically identified, and it must be probable that the forecasted transactions will occur. If it is no longer probable that a hedged forecasted transaction will occur, we would recognize the gain or loss related to the derivative in earnings.
Because we generally have designated these commodity future and option contracts as derivative instruments in cash flow hedging relationships, our mark-to-market gains (losses) were deferred to accumulated other comprehensive income (“AOCI”). The amounts deferred and reclassified from AOCI were as follows:

For the years ended December 31,	2015	2014	2013
In millions of dollars
Net gains (losses) deferred to AOCI for commodity cash flow hedging derivatives	$84.4	$(11.2)	$84.7
Gains (losses) reclassified from AOCI to earnings	40.6	68.5	(8.4)
Hedge ineffectiveness gains recognized in income, before tax	1.0	2.5	3.2

As discussed in Item 9A. Controls and Procedures, our cocoa commodity derivatives did not qualify for hedge accounting treatment as of the beginning of the third quarter of 2015. Therefore, changes in the fair value of cocoa commodity derivatives for the third and fourth quarters of 2015 were recorded as incurred within cost of sales in the income statement.

Effective January 1, 2016, we are no longer electing to designate any of our existing or new cocoa or other commodity derivatives for hedge accounting treatment. Additionally, we have revised our definition of segment income and redefined non-GAAP income and earnings per share measures to exclude gains and losses on commodity derivatives until the related inventory is sold. This change to our definition of segment income and non-GAAP income and non-GAAP earnings per share will continue to reflect the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income as well as non-GAAP income and non-GAAP earnings per share.
Income Taxes
We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments.
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
We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances. Our valuation allowances are primarily related to U.S. capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets for which we do not expect to realize a benefit.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We use certain derivative instruments to manage our interest rate, foreign currency exchange rate, and commodity price risks. We monitor and manage these exposures as part of our overall risk management program.
We enter into interest rate swap agreements and foreign currency forward exchange contracts and options for periods consistent with related underlying exposures. We enter into commodities futures and options contracts and other derivative instruments for varying periods. These commodity derivative instruments are intended to be, and are effective as, economic hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.
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
The total notional amount of interest rate swaps outstanding at December 31, 2015 and 2014 was $850 million and $1.2 billion, respectively. The notional amount at December 31, 2015, includes $350 million of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of December 31, 2015 would have increased interest expense by approximately $3.6 million for the full year 2015 and $4.6 million for the full year 2014.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2015 and December 31, 2014 by approximately $76 million and $57 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2015		2014
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$19.8	Euros	$21.9	Euros
Foreign currency forward exchange contracts to sell foreign currencies	$11.9	Brazilian reals Japanese yen	$48.8	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2015 and 2014, the net fair value of these instruments was a liability of $0.1 million and an asset of $1.5 million, respectively. Assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $3.2 million and $7.0 million, respectively.
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
During 2015, average cocoa futures contract prices increased compared with 2014 and traded in a range between $1.28 and $1.53 per pound, based on the Intercontinental Exchange futures contract. Cocoa production was higher in 2015 and global demand was slightly higher, which produced a small surplus in cocoa supplies over the past year. Despite the small increase in global cocoa inventories, prices remained elevated in response to concerns over the future balance of global cocoa supply and demand.
The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2015	2014	2013	2012	2011
Annual Average	$1.40	$1.36	$1.09	$1.07	$1.34
High	1.53	1.45	1.26	1.17	1.55
Low	1.28	1.25	0.97	1.00	0.99
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
During 2015, prices for fluid dairy milk ranged from a low of $0.15 per pound to a high of $0.18 per pound, on a class II fluid milk basis. Dairy prices were lower than 2014, driven by increased production and larger inventories globally.
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the United States are currently higher than prices on the world sugar market. In 2015, as part of an anti-dumping case against Mexican sugar producers, the U.S. Government determined that Mexico was dumping sugar into the U.S. market. As a result of the case, the U.S. and Mexican governments signed a suspension agreement which will limit sugar exports from Mexico to the U.S. and cause U.S. sugar prices to trade $0.03 to $0.05 per pound higher than prior to the case. U.S. refined sugar prices traded in a range from $0.36 to $0.40 per pound during 2015.
Peanut prices in the U.S. began the year around $0.52 per pound and closed the year at $0.46 per pound. Peanut supply is ample to support U.S. demand heading into 2016. Almond prices began the year at $4.34 per pound and decreased to $4.04 per pound during 2015. The fourth consecutive year of drought in California had a negative impact on yields, with the 2015 crop estimated to be approximately 5% lower than 2014.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $374.8 million as of December 31, 2015 and $347.5 million as of December 31, 2014. At the end of 2015, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2015 by $37.5 million, generally offset by a reduction in the cost of the underlying commodity purchases.

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
The 2015, 2014 and 2013 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP's report on our financial statements and internal controls over financial reporting is included on page 48.
The Audit Committee of the Board of Directors of the Company, consisting solely of independent, non-management directors, meets regularly with the independent auditors, internal auditors and management to discuss, among other things, the audit scope and results. KPMG LLP and the internal auditors both have full and free access to the Audit Committee, with and without the presence of management.

/s/ JOHN P. BILBREY	/s/ PATRICIA A. LITTLE
John P. Bilbrey Chief Executive Officer (Principal Executive Officer)	Patricia A. Little Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Hershey Company:
We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness existed as of December 31, 2015 related to the Company’s accounting for cocoa derivative financial instruments. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this material weakness does not affect our opinion included below on those financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Also in our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, The Hershey Company and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We do not express an opinion or any other form of assurance on management’s statements referring to actions taken after December 31, 2015, relative to the aforementioned material weakness in internal control over financial reporting.

/s/ KPMG LLP
New York, New York
February 26, 2016

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2015	2014	2013
Net sales	$7,386,626	$7,421,768	$7,146,079
Costs and expenses:
Cost of sales	4,003,951	4,085,602	3,865,231
Selling, marketing and administrative	1,969,308	1,898,284	1,924,132
Goodwill and other intangible asset impairment charges	280,802	15,900	—
Business realignment charges	94,806	29,721	18,665
Total costs and expenses	6,348,867	6,029,507	5,808,028
Operating profit	1,037,759	1,392,261	1,338,051
Interest expense, net	105,773	83,532	88,356
Other (income) expense, net	30,139	2,686	(1,624)
Income before income taxes	901,847	1,306,043	1,251,319
Provision for income taxes	388,896	459,131	430,849
Net income	$512,951	$846,912	$820,470

Net income per share—basic:
Common stock	$2.40	$3.91	$3.76
Class B common stock	$2.19	$3.54	$3.39

Net income per share—diluted:
Common stock	$2.32	$3.77	$3.61
Class B common stock	$2.19	$3.52	$3.37

Dividends paid per share:
Common stock	$2.236	$2.040	$1.81
Class B common stock	$2.032	$1.842	$1.63
See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

For the years ended December 31,	2015	2014	2013
Net income	$512,951	$846,912	$820,470
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(59,707)	(26,851)	(26,003)
Pension and post-retirement benefit plans	30,002	(85,016)	166,403
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	38,319	(37,077)	72,334
Reclassification adjustments	(23,218)	(43,062)	5,775
Total other comprehensive (loss) income, net of tax	(14,604)	(192,006)	218,509
Total comprehensive income	$498,347	$654,906	$1,038,979
Comprehensive loss attributable to noncontrolling interests	2,152	—	—
Comprehensive income attributable to The Hershey Company	$500,499	$654,906	$1,038,979
See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$346,529	$374,854
Short-term investments	—	97,131
Accounts receivable—trade, net	599,073	596,940
Inventories	750,970	801,036
Deferred income taxes	—	100,515
Prepaid expenses and other	152,026	276,571
Total current assets	1,848,598	2,247,047
Property, plant and equipment, net	2,240,460	2,151,901
Goodwill	684,252	792,955
Other intangibles	379,305	294,841
Other assets	155,366	136,126
Deferred income taxes	36,390	—
Total assets	$5,344,371	$5,622,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474,266	$482,017
Accrued liabilities	856,967	813,513
Accrued income taxes	23,243	4,616
Short-term debt	363,513	384,696
Current portion of long-term debt	499,923	250,805
Total current liabilities	2,217,912	1,935,647
Long-term debt	1,557,091	1,542,317
Other long-term liabilities	468,718	526,003
Deferred income taxes	53,188	99,373
Total liabilities	4,296,909	4,103,340

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2015 and 2014	—	—
Common stock, shares issued: 299,281,967 in 2015 and 299,281,967 in 2014	299,281	299,281
Class B common stock, shares issued: 60,619,777 in 2015 and 60,619,777 in 2014	60,620	60,620
Additional paid-in capital	783,877	754,186
Retained earnings	5,897,603	5,860,784
Treasury—common stock shares, at cost: 143,124,384 in 2015 and 138,856,786 in 2014	(5,672,359)	(5,161,236)
Accumulated other comprehensive loss	(371,025)	(358,573)
The Hershey Company stockholders’ equity	997,997	1,455,062
Noncontrolling interests in subsidiaries	49,465	64,468
Total stockholders’ equity	1,047,462	1,519,530
Total liabilities and stockholders’ equity	$5,344,371	$5,622,870
See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2015	2014	2013
Operating Activities
Net income	$512,951	$846,912	$820,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244,928	211,532	201,033
Stock-based compensation expense	51,533	54,068	53,967
Excess tax benefits from stock-based compensation	(24,839)	(53,497)	(48,396)
Deferred income taxes	(38,537)	18,796	7,457
Non-cash business realignment and impairment charges	283,469	39,988	—
Contributions to pension and other benefits plans	(53,273)	(53,110)	(57,213)
Loss on early extinguishment of debt	28,326	—	—
Write-down of equity investments	39,489	—	—
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade, net	(24,440)	(67,464)	(16,529)
Inventories	52,049	(88,497)	(26,279)
Accounts payable and accrued liabilities	(1,017)	(13,847)	102,411
Other assets and liabilities	143,817	(50,504)	154,478
Net cash provided by operating activities	1,214,456	844,377	1,191,399
Investing Activities
Capital additions	(329,707)	(345,947)	(323,551)
Capitalized software additions	(27,103)	(24,842)	(27,360)
Proceeds from sales of property, plant and equipment	1,205	1,612	15,331
Proceeds from sale of business	32,408	—	—
Loan to affiliate	—	—	(16,000)
Equity investments in tax credit qualifying partnerships	(30,720)	—	—
Business acquisitions, net of cash and cash equivalents acquired	(218,654)	(396,265)	—
Sale (purchase) of short-term investments	95,316	(97,131)	—
Net cash used in investing activities	(477,255)	(862,573)	(351,580)
Financing Activities
Net increase in short-term debt	10,720	117,515	54,351
Long-term borrowings	599,031	3,051	250,595
Repayment of long-term debt	(355,446)	(1,442)	(250,761)
Cash dividends paid	(476,132)	(440,414)	(393,801)
Exercise of stock options	72,719	122,306	147,255
Excess tax benefits from stock-based compensation	24,839	53,497	48,396
Contributions from noncontrolling interest	—	2,940	2,940
Payment of contingent consideration	(10,000)	—	—
Purchase of noncontrolling interest	(38,270)	—	—
Repurchase of common stock	(582,623)	(576,755)	(305,564)
Net cash used in financing activities	(755,162)	(719,302)	(446,589)
Effect of exchange rate changes on cash and cash equivalents	(10,364)	(6,156)	(2,994)
(Decrease) increase in cash and cash equivalents	(28,325)	(743,654)	390,236
Cash and cash equivalents, beginning of period	374,854	1,118,508	728,272
Cash and cash equivalents, end of period	$346,529	$374,854	$1,118,508
Supplemental Disclosure
Interest paid (excluding loss on early extinguishment of debt in 2015)	$88,448	$87,801	$92,551
Income taxes paid	368,926	384,318	373,902

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2013	$—	$299,272	$60,629	$592,975	$5,027,617	$(4,558,668)	$(385,076)	$11,624	$1,048,373
Net income					820,470				820,470
Other comprehensive income							218,509		218,509
Dividends:
Common stock, $1.81 per share					(294,979)				(294,979)
Class B common stock, $1.63 per share					(98,822)				(98,822)
Conversion of Class B common stock into common stock		9	(9)						—
Stock-based compensation				52,465					52,465
Exercise of stock options and incentive-based transactions				19,504		156,502			176,006
Repurchase of common stock						(305,564)			(305,564)
Earnings of and contributions from noncontrolling interests, net								(406)	(406)
Balance, December 31, 2013	—	299,281	60,620	664,944	5,454,286	(4,707,730)	(166,567)	11,218	1,616,052
Net income					846,912				846,912
Other comprehensive income							(192,006)		(192,006)
Dividends:
Common stock, $2.04 per share					(328,752)				(328,752)
Class B common stock, $1.842 per share					(111,662)				(111,662)
Stock-based compensation				52,870					52,870
Exercise of stock options and incentive-based transactions				36,372		123,249			159,621
Repurchase of common stock						(576,755)			(576,755)
Acquisition of Lotte Shanghai Food Company								49,724	49,724
Earnings of and contributions from noncontrolling interests, net								3,526	3,526
Balance, December 31, 2014	—	299,281	60,620	754,186	5,860,784	(5,161,236)	(358,573)	64,468	1,519,530
Net income					512,951				512,951
Other comprehensive loss							(12,452)	(2,152)	(14,604)
Dividends:
Common stock, $2.236 per share					(352,953)				(352,953)
Class B common stock, $2.032 per share					(123,179)				(123,179)
Stock-based compensation				50,722					50,722
Exercise of stock options and incentive-based transactions				8,204		71,500			79,704
Repurchase of common stock						(582,623)			(582,623)
Impact of reclassification to and purchase of redeemable noncontrolling interest				(29,235)				(13,428)	(42,663)
Earnings of noncontrolling interests								577	577
Balance, December 31, 2015	$—	$299,281	$60,620	$783,877	$5,897,603	$(5,672,359)	$(371,025)	$49,465	$1,047,462
See Notes to Consolidated Financial Statements.

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
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. Net income (loss) attributable to noncontrolling interests is not significant and is recorded within selling, marketing and administrative expense in the Consolidated Statements of Income. See Note 12 for additional information on our noncontrolling interests. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Additionally, in 2015 we began making investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits which are accounted for using the equity method. See Note 7 for additional information on our equity investments in partnership entities qualifying for tax credits. We held no equity investments at December 31, 2014.
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
In 2015, 2014 and 2013, approximately 26%, 25% and 26%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development, administrative and other indirect overhead costs, amortization of capitalized software and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $49,281 in 2015, $47,554 in 2014 and $47,636 in 2013. Advertising expense is also charged to expense as incurred and totaled $561,644 in 2015, $570,223 in 2014 and $582,354 in 2013. Prepaid advertising expense was $3,924 and $8,193 as of December 31, 2015 and 2014, respectively.
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
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with Wal-Mart Stores, Inc. and McLane Company, Inc., two customers served principally by our North America segment. As of December 31, 2015, McLane Company, Inc. accounted for approximately 19% of our total accounts receivable. Wal-Mart Stores, Inc. accounted for approximately 14% of our total accounts receivable as of December 31, 2015. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances and anticipated discounts of $32,638 and $15,885 at December 31, 2015 and 2014, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2015, approximately 55% of our inventories, representing the majority of our U.S. inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses are valued at the lower of first-in, first-out (“FIFO”) cost or market. LIFO cost of inventories valued using the LIFO method was $410,865 as of December 31, 2015 and $430,094 as of December 31, 2014. The adjustment to LIFO, as shown in Note 15, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2015, 2014 or 2013.

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
The unamortized amount of capitalized software totaled $68,004 and $63,252 at December 31, 2015 and 2014, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 5 years. Accumulated amortization of capitalized software was $304,057 and $300,698 as of December 31, 2015 and 2014, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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
We determine the fair value of our reporting units and indefinite-lived intangible assets using an income approach. Under the income approach, we calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate the future cash flows used to measure fair value. Our estimates of future cash flows consider past performance, current and anticipated market conditions and internal projections and operating plans which incorporate estimates for sales growth and profitability, and cash flows associated with taxes and capital spending. Additional assumptions include forecasted growth rates, estimated discount rates, which may be risk-adjusted for the operating market of the reporting unit, and estimated royalty rates that would be charged for comparable branded licenses. We believe such assumptions also reflect current and anticipated market conditions and are consistent with those that would be used by other marketplace participants for similar valuation purposes. Such assumptions are subject to change due to changing economic and competitive conditions. See Note 3 for additional information regarding the results of impairment tests.
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
Other (Income) Expense, net
In the second quarter of 2015, we began presenting a new non-operating "other (income) expense, net" classification to report certain gains and losses associated with activities not directly related to our core operations. For the years ended December 31, 2014 and 2013, we reclassified from selling, marketing and administrative expenses to other (income) expense, net total net expense of $2,686 and income of $1,624, respectively, to conform to the current year presentation. After considering these reclassifications, amounts reflected in other (income) expense, net include the following:

	Year Ended
	December 31, 2015	December 31, 2014	December 31, 2013
Gain on sale of non-core trademark	$(9,950)	$—	$—
Write-down of equity investments in partnerships qualifying for historic tax credits (see Note 7)	39,489	—	—
Foreign currency exchange loss relating to strategy to cap Shanghai Golden Monkey acquisition price as denominated in U.S. dollars	—	6,722	—
Gain on acquisition of controlling interest in Lotte Shanghai Food Company	—	(4,628)	—
Other losses (gains), net	600	592	(1,624)
Total	$30,139	$2,686	$(1,624)
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, this includes amounts presented in our “other (income) expense, net” caption included in our Consolidated Statements of Income and the “effect of exchange rate changes on cash and cash equivalents” included in our Consolidated Statements of Cash Flows.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  This ASU is effective for fiscal years, and interim periods within those fiscal years beginning after December 15, 2015, with early adoption permitted. Management elected to early adopt this new guidance effective for the year ended December 31, 2015, and has applied changes retrospectively to all periods presented. Adoption of this ASU did not materially impact our consolidated financial statements or related disclosures.
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740). This ASU simplifies the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. Management elected to early adopt this

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

new guidance effect for the year ended December 31, 2015 on a prospective basis. Prior period balances have not been adjusted.
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
Total purchase consideration included cash consideration of $220,016, as well as agreement to pay additional cash consideration of up to $20,000 to the Krave shareholders if certain defined targets related to net sales and gross profit margin are met or exceeded during the twelve-month periods ending December 31, 2015 or March 31, 2016. The fair value of the contingent cash consideration was appropriately classified as a liability of $16,800 as of the acquisition date. Based on revised targets in a subsequent agreement with the Krave shareholders, the fair value was reduced over the second and third quarters of 2015 to $10,000, with the adjustment to fair value recorded within selling, marketing and administrative expenses. The remaining $10,000 was paid in December 2015.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

2014 Acquisitions
Shanghai Golden Monkey
On September 26, 2014 (the “Initial Acquisition”), our wholly-owned subsidiary, Hershey Netherlands B.V., completed the acquisition of 80% of the total outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a privately held confectionery company based in Shanghai, China operating through six production facilities located in China. The Golden Monkey product line is primarily sold in China's traditional trade channels. The business complements our position in China, and was undertaken to enable us to take advantage of SGM's distribution and manufacturing capabilities to expand sales of our Hershey products in the China marketplace. Our consolidated net sales for the year ended December 31, 2014 included approximately $54 million generated by SGM since the date of acquisition.
The Initial Acquisition was funded by cash consideration of $394,470, subject to working capital and net debt adjustments. At December 31, 2014, we had recorded a receivable of $37,860, reflecting our current best estimate of the amount due from the selling SGM shareholders for the working capital and net debt adjustments. Such amount is reflected within prepaid expenses and other in the Consolidated Balance Sheet.
As part of the transaction, Hershey Netherlands B.V. contractually agreed to purchase the remaining 20% of the outstanding shares of SGM on the one-year anniversary of the Initial Acquisition, subject to the parties obtaining government and regulatory approvals and satisfaction of other closing conditions. At December 31, 2014, we had recorded a liability of $100,067, reflecting the acquisition date fair value of the future payment to be made to the SGM shareholders. This liability is included within accrued liabilities in the Consolidated Balance Sheet.
The goodwill that resulted from the SGM acquisition was attributable primarily to the value of providing an established platform to leverage our brands in the China market, as well as expected synergies and other benefits from the combined brand portfolios. The recorded goodwill is not deductible for tax purposes. Acquired distribution channel relationships and trademarks were assigned estimated useful lives of 16 years and 22 years, respectively.
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
During the third quarter of 2015, we continued our procedures to assess the quality of acquired trade accounts receivable. We also undertook procedures to further evaluate and quantify outstanding pre-acquisition trade promotion commitments to distributors, as well as allowances for returns and discounts related to excess and unsalable inventory held at distributors and sales branches as of the acquisition date. In addition, we concluded on our procedures to estimate the value of pre-acquisition indirect tax contingencies. As a result of these procedures, during the third quarter, we increased the value of acquired goodwill by $16,599, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities for the aforementioned commitments and contingencies.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Based on all of the information obtained through the procedures noted previously, we updated our estimates of the acquisition-date fair values of the net assets acquired as of September 26, 2015, the conclusion of the one-year measurement period. Subsequent revisions to the valuation of acquired net assets have been reflected in current results. A roll-forward of the estimated acquisition-date fair values at December 31, 2014 to the final acquisition-date fair values as of September 26, 2015, the conclusion of the one-year measurement period, is as follows:

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

In the fourth quarter of 2015, we entered into a new agreement with the selling SGM shareholders to reduce the originally-agreed purchase price for the remaining 20% of SGM to approximately $36 million. We completed the purchase on February 3, 2016. We are directing our efforts currently on developing an integration plan that is focused on the optimal structure for top-line growth.
Goodwill impairment - SGM reporting unit
As discussed in the second quarter of 2015, since its initial acquisition in 2014, the SGM business has performed below expectations, with net sales and earnings levels well below pre-acquisition levels. In addition, as part of our ongoing integration process, we continued to assess the quality of SGM’s accounts receivable and existing distributor networks. Based on the declining performance levels and the results of our assessment to date, we determined that an interim impairment test of the SGM reporting unit was required by U.S. generally accepted accounting principles. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249,811 non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015.
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
The Allan Candy Company Limited
In December 2014, our wholly-owned subsidiary, Hershey Canada Inc., completed the acquisition of all of the outstanding shares of The Allan Candy Company Limited (“Allan”) for cash consideration of approximately $27,376, subject to a working capital adjustment. Allan is headquartered in Ontario, Canada and manufactures certain non-chocolate products on behalf of Hershey, in addition to manufacturing and distributing its own branded products, principally in Canada. The preliminary purchase price allocation includes fixed assets of $10,897, goodwill of $6,996, other intangible assets of $8,092, and other net assets of $1,391. Other intangibles include customer relationships and trademarks with estimated useful lives ranging from 3 to 19 years.
During the first half of 2015, we increased goodwill by $1,820 to recognize revisions to the preliminary fair value of net assets acquired. The purchase price allocation for Allan was concluded in the second quarter of 2015.
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
We recognized a gain of approximately $4,627 in connection with this transaction, primarily related to the remeasurement of the fair value of our equity interest immediately before the business combination. The gain is included in other (income) expense, net within our Consolidated Statement of Income for the year ended December 31, 2014. Additionally, cash acquired in the transaction exceeded the $5,580 paid for the controlling interest by $10,035, resulting in a positive cash impact from the acquisition as presented in the Consolidated Statement of Cash Flows for the year ended December 31, 2014.
Pro Forma Presentation
Pro forma results of operations have not been presented for these aforementioned acquisitions, as the impact to our consolidated financial statements was not expected to be material. In 2014 and 2013, we incurred net acquisition-related costs primarily related to the SGM acquisition of $13,270 and $4,072, respectively. These costs primarily consist of third-party advisory fees and are recorded within selling, marketing and administrative costs in the Consolidated Statements of Income, with the exception of the 2014 costs reflecting net foreign currency exchange losses relating to our strategy to cap the SGM acquisition price as denominated in U.S. dollars, which are recorded within other (income) expense, net. Acquisition costs incurred in 2015 were not significant.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

2015 Divestiture
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”). The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of approximately $32,400. As a result of the expected sale, in 2014, we recorded an estimated loss on the anticipated sale of $22,256 to reflect the disposal entity at fair value, less an estimate of the selling costs. This amount included impairment charges totaling $18,531 to write down goodwill and the indefinite-lived trademark intangible asset, based on the valuation of these assets as implied by the agreed-upon sales price. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits. The loss on the sale is reflected within business realignment and impairment costs in the Consolidated Statements of Income.
Mauna Loa had historically been reported within our North America segment. Its operations were not material to our annual net sales, net income or earnings per share. Amounts classified as assets and liabilities held for sale at December 31, 2014 were presented within prepaid expenses and other assets and accrued liabilities, respectively, and included the following:

Assets held for sale
Inventories	$21,489
Prepaid expenses and other	173
Property, plant and equipment, net	12,691
Other intangibles	12,705
$47,058
Liabilities held for sale
Accounts payable and accrued liabilities	$3,726
Other long-term liabilities	9,029
$12,755
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2015 and 2014 are as follows:

	North America	International and Other	Total
Goodwill	$543,628	$103,079	$646,707
Accumulated impairment loss	(4,973)	(65,173)	(70,146)
Balance at January 1, 2014	538,655	37,906	576,561
Acquired during the period	6,996	235,138	242,134
Impairment	—	(11,400)	(11,400)
Transfer to assets held for sale	(1,448)	—	(1,448)
Foreign currency translation	(10,854)	(2,038)	(12,892)
Balance at December 31, 2014	533,349	259,606	792,955
Acquired during the period	147,334	—	147,334
Impairment	—	(280,802)	(280,802)
Purchase price allocation adjustments	1,575	46,203	47,778
Foreign currency translation	(20,175)	(2,838)	(23,013)
Balance at December 31, 2015	$662,083	$22,169	$684,252
As discussed in Note 1, we perform our annual impairment test of goodwill and other indefinite-lived intangible assets at the beginning of the fourth quarter. The $280,802 impairment charge recorded in 2015 resulted from our interim

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

reassessment of the valuation of the SGM business, coupled with the write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition. See Note 2 for additional information.
In 2014, the annual impairment testing of our India reporting unit resulted in a $11,400 goodwill impairment charge and a $4,500 pre-tax write-down of a trademark associated with the India business. These impairment charges were largely a result of our decision to exit the oils portion of the India business and realign our approach to regional marketing and distribution in India.
Our remaining goodwill is currently attributed to seven reporting units. For step one of our 2015 annual test, the percentage of excess fair value over carrying value was at least 50% for each of our seven tested reporting units, with the exception of our Krave reporting unit, representing a recently acquired business whose estimated fair value approximated its carrying value.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$227,511	$(16,246)	$129,223	$(7,593)
Customer-related	146,532	(26,643)	138,964	(20,404)
Patents	16,857	(12,481)	18,383	(11,447)
Other	—	—	8,805	(6,090)
Total	390,900	(55,370)	295,375	(45,534)

Intangible assets not subject to amortization:
Trademarks	43,775		45,000
Total other intangible assets	$379,305		$294,841
Total amortization expense for the years ended December 31, 2015, 2014 and 2013 was $22,306, $11,328 and $10,849, respectively.

Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

Year ending December 31,	2016	2017	2018	2019	2020
Amortization expense	$21,928	$21,546	$20,006	$19,899	$19,660
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which currently expires in November 2020. The agreement also includes an option to increase borrowings by an additional $400,000 with the consent of the lenders.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2015, we complied with all customary affirmative and negative covenants and the financial covenant

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $516,916 in 2015 and $447,629 in 2014. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $313,520 and $329,701 in December 31, 2015 and December 31, 2014, respectively. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At December 31, 2015, we had outstanding commercial paper totaling $49,993, at a weighted average interest rate of 0.40%. At December 31, 2014, we had outstanding commercial paper totaling $54,995, at a weighted average interest rate of 0.09%.
The maximum amount of short-term borrowings outstanding during 2015 was $687,981. The weighted-average interest rate on short-term borrowings outstanding was 3.0% as of December 31, 2015 and 3.2% as of December 31, 2014.
Long-term Debt
Long-term debt consisted of the following:

December 31,	2015	2014
4.85% Notes due 2015	$—	$250,000
5.45% Notes due 2016	250,000	250,000
1.50% Notes due 2016	250,000	250,000
1.60% Notes due 2018	300,000	—
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	100,000
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	—
7.2% Debentures due 2027	193,639	250,000
Other obligations, net of debt issuance costs and unamortized debt discount	78,660	93,122
Total long-term debt	2,057,014	1,793,122
Less—current portion	499,923	250,805
Long-term portion	$1,557,091	$1,542,317
In August 2015, we repaid $250,000 of 4.85% Notes due in 2015 at maturity with commercial paper. Also in August 2015, we issued $300,000 of 1.60% Notes due in 2018 and $300,000 of 3.20% Notes due in 2025 (the “Notes”). The Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.
In August 2015, we paid $100,165 to repurchase $71,646 of our long-term debt as part of a cash tender offer, consisting of $15,285 of our 8.80% Debentures due in 2021 and $56,361 of our 7.20% Debentures due in 2027. We used a portion of the proceeds from the Notes issued in August 2015 to fund the repurchase. As a result of the repurchase, we recorded interest expense of $28,326 which represented the premium paid for the tender offer as well as the write-off of the related unamortized debt discount and debt issuance costs. Upon extinguishment of the debt, we unwound the fixed-to-floating interest rate swaps related to the tendered bonds and recognized a gain of $278 currently in interest expense resulting from the hedging instruments.
In the third and fourth quarters of 2015, we reclassified to current liabilities $250,000 in outstanding principal of our 5.45% Notes which are due in September 2016 and $250,000 in outstanding principal of our 1.50% Notes which are due in November 2016, respectively. In the third quarter of 2014, we reclassified to current liabilities $250,000 in outstanding principal amount relating to our 4.85% Notes which came due in August 2015.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Aggregate annual maturities of long-term debt are as follows for the years ending December 31:

2016	$499,923
2017	120
2018	300,279
2019	367
2020	350,462
Thereafter	905,863
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.
Interest Expense
Net interest expense consisted of the following:

For the years ended December 31,	2015	2014	2013
Interest expense	$93,520	$93,777	$93,258
Capitalized interest	(12,537)	(6,179)	(1,744)
Loss on extinguishment of debt	28,326	—	—
Interest expense	109,309	87,598	91,514
Interest income	(3,536)	(4,066)	(3,158)
Interest expense, net	$105,773	$83,532	$88,356
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Through 2015, we have designated the majority of our commodity derivative instruments as cash flow hedges under the hedge accounting requirements. We account for the effective portion of mark-to-market gains and losses on commodity derivative instruments in other comprehensive income, to be recognized in cost of sales in the same period that we record the hedged raw material requirements in cost of sales. The ineffective portion of gains and losses is recorded currently in cost of sales. Cocoa commodity derivatives did not qualify for hedge accounting treatment as of the beginning of the third quarter of 2015. Therefore, changes in the fair value of these derivatives were recorded as incurred within cost of sales for the third and fourth quarters of 2015.

Effective January 1, 2016, we are no longer electing to designate any of our existing or new cocoa or other commodity derivatives for hedge accounting treatment.  Additionally, we have revised our definition of segment income and redefined non-GAAP income and earnings per share measures to exclude gains and losses on commodity derivatives until the related inventory is sold.  This change to our definition of segment income and non-GAAP income and non-GAAP earnings per share will continue to reflect the derivative gains and losses with the underlying economic

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income as well as non-GAAP income and non-GAAP earnings per share.
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Swiss franc, Chinese renminbi, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 24 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $10,752 at December 31, 2015 and $22,725 at December 31, 2014. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at December 31, 2015 and $4,144 at December 31, 2014. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements that effectively convert variable rate debt to a fixed interest rate. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments in cash flow hedging relationships was $500,000 at December 31, 2015 and $750,000 at December 31, 2014.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest payment and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $350,000 at December 31, 2015. We had $450,000 derivative instruments in fair value hedge relationships at December 31, 2014.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. In the first quarter of 2014, we entered into equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2015 was $22,230.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2015 and 2014:

December 31,	2015		2014
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$479	$—	$9,944
Foreign exchange contracts (3)	367	475	2,196	2,447
Interest rate swap agreements (4)	—	40,299	—	29,505
Cross-currency swap agreement (5)	—	—	2,016	—
	367	41,253	4,212	41,896
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	4,313	—	1,746	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	—	1,574	—	—
Deferred compensation derivatives (6)	1,198	—	1,074	—
Foreign exchange contracts (3)	69	—	4,049	2,334
	1,267	1,574	5,123	2,334
Total	$5,947	$42,827	$11,081	$44,230

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of December 31, 2015, liabilities include the net of assets of $54,090 and liabilities of $54,860 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2014 were assets of $51,225 and liabilities of $56,840. At December 31, 2015, the remaining amount reflected in liabilities related to the fair value of other non-exchange traded derivative instruments. At December 31, 2014, the amount reflected in assets related to the fair value of options contracts.

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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, was as follows:

	Fair Value		Carrying Value
At December 31,	2015	2014	2015	2014
Current portion of long-term debt	$509,580	$257,280	$499,923	$250,805
Long-term debt	1,668,379	1,715,662	1,557,091	1,542,317
Total	$2,177,959	$1,972,942	$2,057,014	$1,793,122
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, U.S. GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed in Note 2, we conducted an interim impairment test on the goodwill generated by the SGM acquisition, which resulted in impairment charges totaling $280,802. In 2014, as discussed in Note 3, in connection with our annual impairment testing of goodwill and indefinite-lived intangible assets, we recorded impairment charges totaling $15,900 relating to our India business. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs.
As discussed in Note 2, in connection with the planned Mauna Loa divestiture, we classified the net assets as held for sale as of December 31, 2014, resulting in a write down of $18,531 based upon the agreed-upon sales price and related transaction costs. The loss was calculated based on Level 3 inputs and included in 2014 earnings.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2015 and December 31, 2014 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2015	2014	2015	2014	2015	2014	2015	2014
Commodities futures and options	$(2,777)	$2,339	$84,382	$(11,165)	$40,600	$68,500	$987	$2,498
Foreign exchange contracts	487	(1,486)	(155)	2,056	956	3,403	—	—
Interest rate swap agreements	—	—	(22,388)	(52,249)	(4,922)	(4,500)	—	—
Deferred compensation derivatives	173	2,983	—	—	—	—	—	—
Total	$(2,117)	$3,836	$61,839	$(61,358)	$36,634	$67,403	$987	$2,498

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
The amount of net gains on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified into earnings in the next 12 months was approximately $15,005 after tax as of December 31, 2015. This amount was primarily associated with commodities futures contracts.
Fair Value Hedges
For the years ended December 31, 2015 and 2014, we recognized a net pretax benefit to interest expense of $6,905 and $938 relating to our fixed-to-floating interest swap arrangements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

6. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

For the year ended December 31, 2015	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$512,951
Other comprehensive income (loss):
Foreign currency translation adjustments	$(59,707)	$—	(59,707)
Pension and post-retirement benefit plans (a)	46,910	(16,908)	30,002
Cash flow hedges:
Gains on cash flow hedging derivatives	61,839	(23,520)	38,319
Reclassification adjustments (b)	(36,634)	13,416	(23,218)
Total other comprehensive income (loss)	$12,408	$(27,012)	(14,604)
Total comprehensive income			$498,347
Comprehensive loss attributable to noncontrolling interests			2,152
Comprehensive income attributable to The Hershey Company			$500,499

For the year ended December 31, 2014	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$846,912
Other comprehensive loss:
Foreign currency translation adjustments	$(26,851)	$—	(26,851)
Pension and post-retirement benefit plans (a)	(135,361)	50,345	(85,016)
Cash flow hedges:
Losses on cash flow hedging derivatives	(61,358)	24,281	(37,077)
Reclassification adjustments (b)	(67,403)	24,341	(43,062)
Total other comprehensive loss	$(290,973)	$98,967	(192,006)
Total comprehensive income			$654,906

For the year ended December 31, 2013	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$820,470
Other comprehensive income (loss):
Foreign currency translation adjustments	$(26,003)	$—	(26,003)
Pension and post-retirement benefit plans (a)	265,015	(98,612)	166,403
Cash flow hedges:
Gains on cash flow hedging derivatives	116,329	(43,995)	72,334
Reclassification adjustments (b)	9,365	(3,590)	5,775
Total other comprehensive income	$364,706	$(146,197)	218,509
Total comprehensive income			$1,038,979

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 9.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

December 31,	2015	2014
Foreign currency translation adjustments	$(101,236)	$(43,681)
Pension and post-retirement benefit plans, net of tax	(254,648)	(284,650)
Cash flow hedges, net of tax	(15,141)	(30,242)
Total accumulated other comprehensive loss	$(371,025)	$(358,573)
7. INCOME TAXES
Our income (loss) before income taxes was as follows:

For the years ended December 31,	2015	2014	2013
Domestic	$1,357,618	$1,320,738	$1,252,208
Foreign	(455,771)	(14,695)	(889)
Income before income taxes	$901,847	$1,306,043	$1,251,319
Our provision for income taxes was as follows:

For the years ended December 31,	2015	2014	2013
Current:
Federal	$409,060	$385,642	$372,649
State	47,978	52,331	47,980
Foreign	(29,605)	2,362	2,763
Current provision for income taxes	427,433	440,335	423,392
Deferred:
Federal	(31,153)	20,649	11,334
State	(2,346)	2,725	2,212
Foreign	(5,038)	(4,578)	(6,089)
Deferred income tax provision	(38,537)	18,796	7,457
Total provision for income taxes	$388,896	$459,131	$430,849
The decrease in the federal deferred tax provision in 2015 was primarily due to higher deferred tax assets associated with reserves and inventory in 2015 compared with 2014.
The income tax benefit associated with stock-based compensation of $24,839 and $53,497 for the years ended December 31, 2015 and 2014, respectively, reduced accrued income taxes on the Consolidated Balance Sheets. We credited additional paid-in capital to reflect these excess income tax benefits.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities were as follows:

December 31,	2015	2014
Deferred tax assets:
Post-retirement benefit obligations	$95,763	$109,973
Accrued expenses and other reserves	163,908	139,492
Stock-based compensation	46,665	46,061
Derivative instruments	8,858	19,171
Pension	28,940	24,584
Lease financing obligation	18,947	18,991
Accrued trade promotion reserves	36,501	41,332
Net operating loss carryforwards	99,155	50,044
Capital loss carryforwards	44,546	43,155
Other	14,444	3,208
Gross deferred tax assets	557,727	496,011
Valuation allowance	(207,055)	(147,223)
Total deferred tax assets	350,672	348,788
Deferred tax liabilities:
Property, plant and equipment, net	218,729	221,389
Acquired intangibles	120,420	85,037
Inventories	20,063	32,157
Other	8,258	9,063
Total deferred tax liabilities	367,470	347,646
Net deferred tax (liabilities) assets	$(16,798)	$1,142
Included in:
Current deferred tax assets, net	$—	$100,515
Non-current deferred tax assets, net	36,390	—
Non-current deferred tax liabilities, net	(53,188)	(99,373)
Net deferred tax (liabilities) assets	$(16,798)	$1,142
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Changes in deferred tax assets for net operating loss carryforwards resulted primarily from current year losses in foreign jurisdictions. Changes in deferred tax liabilities for acquired intangibles resulted from book intangibles related to the Krave acquisition in 2015. Additional information on income tax benefits and expenses related to components of accumulated other comprehensive loss is provided in Note 6.
The valuation allowances as of December 31, 2015 and 2014 are primarily related to U.S. capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2015	2014	2013
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	4.2	3.0	2.8
Qualified production income deduction	(4.4)	(2.4)	(2.6)
Business realignment and impairment charges and gain on sale of trademark licensing rights	10.8	0.7	0.1
International operations	2.2	(0.1)	(0.4)
Historic and solar tax credits	(3.3)	—	—
Other, net	(1.4)	(1.0)	(0.5)
Effective income tax rate	43.1%	35.2%	34.4%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2015	2014
Balance at beginning of year	$32,230	$103,963
Additions for tax positions taken during prior years	1,122	—
Reductions for tax positions taken during prior years	(2,112)	(71,643)
Additions for tax positions taken during the current year	6,623	8,403
Settlements	(702)	(4,643)
Expiration of statutes of limitations	(3,750)	(3,850)
Balance at end of year	$33,411	$32,230
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $25,947 as of December 31, 2015 and $23,502 as of December 31, 2014.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $1,153 in 2015, a net tax benefit of $9,082 in 2014 and a net tax expense of $5,901 in 2013 for interest and penalties. Accrued net interest and penalties were $3,791 as of December 31, 2015 and $2,638 as of December 31, 2014.
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
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada, China and Mexico. U.S., Canadian, Chinese and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. During the first quarter of 2013, the U.S. Internal Revenue Service (“IRS”) commenced its audit of our U.S. income tax returns for 2009 through 2011. The audit was concluded in the second quarter of 2014. Tax examinations by various state taxing authorities could be conducted for years beginning in 2012.
We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. The CRA commenced its audit of our Canadian income tax returns for 2010 through 2012 in the second quarter of 2014. During the fourth quarter of 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. During the third quarter of 2014, the CRA withdrew the proposed adjustments related to business

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

realignment charges and transfer pricing of inventory, and we paid a $2,212 assessment related to other cross-border adjustments. During the fourth quarter of 2014, the CRA concluded its audit for 2010 through 2012 and issued a letter to us indicating proposed transfer pricing adjustments. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada Competent Authority of the likely need for their assistance to resolve the adjustments. Accordingly, as of December 31, 2015, we recorded a non-current receivable of approximately $1,428 associated with the anticipated resolution of the adjustments by the Competent Authority of each country.
We are no longer subject to Chinese federal income tax examinations by the China State Administration of Taxation ("China SAT") for years before 2010. We are no longer subject to Mexican federal income tax examinations by the Servicio de Administracion Tributaria (“Mexico SAT”) for years before 2010. We work with the IRS, the CRA, the China SAT and the Mexico SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $8,649 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2015, we had approximately $239,099 of undistributed earnings of our international subsidiaries. We intend to continue to reinvest earnings outside the United States for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings.

Investments in Partnerships Qualifying for Tax Credits
In the second quarter of 2015, the Company began making investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the year ended December 31, 2015, we recognized investment tax credits and related outside basis difference benefit totaling $43,437, and we wrote-down the equity investment by $39,489 to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
8. BUSINESS REALIGNMENT ACTIVITIES
Expenses recorded for business realignment activities during 2015, 2014 and 2013 were as follows:

For the years ended December 31,	2015	2014	2013
Cost of sales:
Other international restructuring programs	$8,801	$—	$—
Next Century program	—	1,622	402
Total cost of sales	8,801	1,622	402
Selling, marketing and administrative:
2015 productivity initiative	13,614	—	—
Other international restructuring programs	3,754	2,947	18
Total selling, marketing and administrative	17,368	2,947	18
Business realignment charges:
2015 productivity initiative	92,139	—	—
Next Century program - plant closure expenses	—	7,465	16,387
Divestiture of Mauna Loa (see Note 2)	2,667	22,256	—
India voluntary retirement program	—	—	2,278
Total business realignment charges	94,806	29,721	18,665
Total charges associated with business realignment activities	$120,975	$34,290	$19,085

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

On June 19, 2015, we announced a new productivity initiative (the “2015 Productivity Initiative”) intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. Overall, the 2015 Productivity Initiative is intended to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer.

The 2015 Productivity Initiative was executed throughout the third and fourth quarters, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the year ended December 31, 2015, we incurred charges totaling $105,753, representing employee severance and related separation benefits as well as incremental third-party costs related to the design and implementation of the new organizational structure. This also includes a pension settlement cost of $10,178 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.

Total pre-tax charges and costs for this program are expected to be approximately $120 million, the majority of which are cash. This excludes the impact of the 2015 pension settlement costs and any additional pension settlement costs that could be triggered by additional lump sum withdrawals in 2016. The remaining costs for the 2015 Initiative are expected to be incurred within the first three quarters of 2016.

Other 2015 charges for business realignment activities relate principally to accelerated depreciation and amortization and employee severance costs for a couple of programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.

The 2014 and 2013 charges shown above relate primarily to the demolition of the Company's former manufacturing facility, representing the final phase of the Project Next Century program. This was program was substantially complete as of December 31, 2014.
Segment operating results do not include business realignment and related charges because we evaluate segment performance excluding such charges.
The following table summarizes our business realignment activity for the year ended December 31, 2015:

	Employee related costs	Other exit costs	Other implementation costs	Total
Liability balance at December 31, 2014	$79	$—	$—	$79
2015 business realignment charges	81,961	—	6,785	88,746
Cash payments	(65,336)	—	(6,785)	(72,121)
Other, net	(394)	—	—	(394)
Liability balance at December 31, 2015	$16,310	$—	$—	$16,310
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
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2015	2014	2015	2014
Change in benefit obligation
Projected benefits obligation at beginning of year	$1,260,895	$1,120,492	$294,064	$270,937
Service cost	28,300	26,935	542	706
Interest cost	44,179	48,886	10,187	11,696
Plan amendments	67	168	—	—
Actuarial (gain) loss	(51,064)	134,902	(26,887)	35,688
Curtailment	(2,693)	—	292	—
Settlement	(57,193)	—	—	—
Divestiture	(4,047)	—	—	—
Currency translation and other	(11,456)	(6,204)	(2,206)	(1,264)
Benefits paid	(37,564)	(64,284)	(20,375)	(23,699)
Projected benefits obligation at end of year	1,169,424	1,260,895	255,617	294,064
Change in plan assets
Fair value of plan assets at beginning of year	1,136,943	1,091,985	—	—
Actual return on plan assets	(19,804)	85,921	—	—
Employer contributions	32,898	29,409	20,375	23,699
Settlement	(57,193)	—	—	—
Divestiture	(2,485)	—	—	—
Currency translation and other	(10,893)	(6,088)	—	—
Benefits paid	(37,564)	(64,284)	(20,375)	(23,699)
Fair value of plan assets at end of year	1,041,902	1,136,943	—	—
Funded status at end of year	$(127,522)	$(123,952)	$(255,617)	$(294,064)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$—	$25	$—	$—
Accrued liabilities	(4,841)	(9,054)	(24,205)	(25,214)
Other long-term liabilities	(122,681)	(114,923)	(231,412)	(268,850)
Total	$(127,522)	$(123,952)	$(255,617)	$(294,064)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(264,570)	$(279,625)	$7,574	$(7,936)
Net prior service credit (cost)	4,267	5,341	(1,919)	(2,430)
Net amounts recognized in AOCI	$(260,303)	$(274,284)	$5,655	$(10,366)

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The accumulated benefit obligation for all defined benefit pension plans was $1,129,052 as of December 31, 2015 and $1,206,929 as of December 31, 2014.
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2015	2014
Projected benefit obligation	$1,110,232	$1,193,151
Accumulated benefit obligation	1,081,002	1,151,210
Fair value of plan assets	985,111	1,071,539
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2015	2014	2013	2015	2014	2013
Amounts recognized in net periodic benefit cost
Service cost	$28,300	$26,935	$31,339	$542	$706	$1,094
Interest cost	44,179	48,886	43,962	10,187	11,696	10,747
Expected return on plan assets	(68,830)	(74,080)	(73,128)	—	—	—
Amortization of prior service (credit) cost	(1,178)	(667)	422	611	616	618
Amortization of net loss (gain)	30,510	23,360	40,397	(57)	(141)	(73)
Curtailment credit	(688)	—	(364)	204	—	—
Settlement loss	23,067	—	18	—	—	—
Total net periodic benefit cost	$55,360	$24,434	$42,646	$11,487	$12,877	$12,386

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(21,554)	$99,136	$(230,605)	$(26,270)	$36,021	$(33,165)
Prior service (credit) cost	1,748	833	(613)	(834)	(629)	(632)
Total recognized in other comprehensive (income) loss, pre-tax	$(19,806)	$99,969	$(231,218)	$(27,104)	$35,392	$(33,797)
Net amounts recognized in periodic benefit cost and AOCI	$35,554	$124,403	$(188,572)	$(15,617)	$48,269	$(21,411)
Amounts expected to be amortized from AOCI into net periodic benefit cost during 2016 are as follows:

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$35,230	$(49)
Amortization of prior service (credit) cost	$(1,046)	$575

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Assumptions
The weighted-average assumptions used in computing the benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2015	2014	2015	2014
Discount rate	4.0%	3.7%	4.0%	3.7%
Rate of increase in compensation levels	3.8%	4.0%	N/A	N/A
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate	3.7%	4.5%	3.7%	3.7%	4.5%	3.7%
Expected long-term return on plan assets	6.3%	7.0%	7.8%	N/A	N/A	N/A
Rate of compensation increase	4.1%	4.0%	4.0%	N/A	N/A	N/A

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates.

We based the asset return assumption of 6.3% for 2015, 7.0% for 2014 and 7.8% for 2013 on current and expected asset allocations, as well as historical and expected returns on the plan asset categories. For 2016, we reduced the expected return on plan assets assumption to 6.1% from the 6.3% assumption used during 2015, reflecting lower expected long-term returns due to slowing growth in developed and emerging markets. The historical average return over the 28 years prior to December 31, 2015, was approximately 8.3%.
For purposes of measuring our post-retirement benefit obligation at December 31, 2015, we assumed a 6.5% pre-65 and a 7.3% post-65 annual rate of increase in the per capita cost of covered health care benefits for 2016, grading down to 5.0% by 2019. Similarly, for measurement purposes as of December 31, 2014, we assumed a 7.0% pre-65 and a 8.0% post-65 annual rate of increase in the per capita cost of covered health care benefits for 2015, grading down to 5.0% by 2019. Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$139	$(122)
Effect on accumulated post-retirement benefit obligation	3,539	(3,144)
The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables with MP-2015 generational projection scales, which we adopted as of December 31, 2015. Adoption of the updated scale did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across domestic and international equities and fixed income asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2015 was as follows:

Asset Class	Target Asset Allocation
Equity securities	50%
Debt securities	49%
Cash	1%

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of December 31, 2015, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.
The following table sets forth by level, within the fair value hierarchy (as defined in Note 5), pension plan assets at their fair values as of December 31, 2015:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
Cash and cash equivalents	$1,763	$30,389	$—	$32,152
Equity securities:
U.S. all-cap (a)	—	138,367	—	138,367
International all-cap (c)	108,862	3,118	—	111,980
Global all-cap (d)	73,157	196,063	—	269,220
Fixed income securities:
U.S. government/agency	117,378	120,136	—	237,514
Corporate bonds (e)	101,476	37,748	—	139,224
Collateralized obligations (f)	32,532	8,157	—	40,689
International government/ corporate bonds (g)	31,917	40,839	—	72,756
Total assets at fair value	$467,085	$574,817	$—	$1,041,902
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2014:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs(Level 2)	Significant other unobservable inputs (Level 3)	Total
Cash and cash equivalents	$2,123	$47,702	$—	$49,825
Equity securities:
U.S. all-cap (a)	1,034	140,948	—	141,982
U.S. large-cap (b)	91,363	—	—	91,363
U.S. small/mid-cap	37,797	—	—	37,797
International all-cap (c)	121,901	3,510	—	125,411
Global all-cap (d)	165,131	—	—	165,131
Fixed income securities:
U.S. government/agency	138,556	42,787	—	181,343
Corporate bonds (e)	144,289	41,248	—	185,537
Collateralized obligations (f)	33,753	24,305	—	58,058
International government/corporate bonds (g)	53,205	47,291	—	100,496
Total assets at fair value	$789,152	$347,791	$—	$1,136,943

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that track the Russell 3000 index.
(b)	This category comprises equity funds that track the S&P 500 and/or Russell 1000 indices.
(c)	This category comprises equity funds that track the MSCI World Ex-US index.
(d)	This category comprises equity funds that track the MSCI World index and/or MSCI All Country World Index.
(e)	This category comprises fixed income funds primarily invested in investment grade bonds.
(f)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(g)	This category comprises fixed income funds invested in Canadian and other international bonds.
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
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2015. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $32,898 during 2015, including contributions of $22,900 to maintain the funded status of our domestic plans. In 2014, we made total contributions of $29,409 to the pension plans. For 2016, minimum funding requirements for our pension plans are approximately $800 and we expect to make additional contributions of approximately $18,500 to maintain the funded status of our domestic plans.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2016	2017	2018	2019	2020	2021-2025
Pension Benefits	$178,748	$93,577	$72,676	$76,944	$82,176	$447,262
Other Benefits	24,233	22,478	20,574	18,979	17,790	76,248
The pension benefit payments expected for 2016 include additional lump sum withdrawals related to the 2015 Productivity Initiative (see Note 8).
Multiemployer Pension Plan
With the acquisition of Brookside Foods Ltd. in January 2012, we began participation in the BCTGM Union and Industry Canadian Pension Plan, a trustee-managed multiemployer defined benefit pension plan. We currently have approximately 140 employees participating in the plan and contributions were not significant in 2015, 2014 or 2013. Our obligation during the term of the collective bargaining agreement is limited to remitting the required contributions to the plan.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $44,285 in 2015, $46,064 in 2014 and $43,257 in 2013.
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
As of December 31, 2015, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2015	2014	2013
Pre-tax compensation expense	$51,533	$54,068	$53,984
Related income tax benefit	17,109	18,653	18,517
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of December 31, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $54,526 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
Stock Options
The exercise price of each stock option awarded under the EICP equals the closing price of our Common Stock on the New York Stock Exchange on the date of grant. Each stock option has a maximum term of 10 years. Grants of stock options provide for pro-rated vesting, typically over a four year period. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the year ended December 31, 2015 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	7,319,377	$66.69	6.3 years
Granted	1,355,575	$105.18
Exercised	(1,449,054)	$52.78
Forfeited	(383,335)	$99.20
Outstanding as of December 31, 2015	6,842,563	$75.48	5.8 years	$128,710
Options exercisable as of December 31, 2015	4,284,014	$63.21	4.3 years	$118,232
The weighted-average fair value of options granted was $18.99, $21.50 and $14.51 per share in 2015, 2014 and 2013, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2015	2014	2013
Dividend yields	2.1%	2.0%	2.2%
Expected volatility	20.7%	22.3%	22.2%
Risk-free interest rates	1.9%	2.1%	1.4%
Expected lives in years	6.7	6.7	6.6

●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;
●	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and
●	“Expected lives” means the period of time that stock options granted are expected to be outstanding based primarily on historical data.
The total intrinsic value of options exercised was $66,161, $133,948 and $135,396 in 2015, 2014 and 2013, respectively.
As of December 31, 2015, there was $19,008 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the EICP, which we expect to recognize over a weighted-average period of 2.4 years.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table summarizes information about stock options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/15	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/15	Weighted- Average Exercise Price
$33.40 - $56.33	1,998,058	3.2	$44.52	1,998,058	$44.52
$60.68 - $81.73	2,420,944	5.8	$71.38	1,658,197	$69.89
$86.75 - $106.65	2,423,561	7.9	$105.09	627,759	$105.09
$33.40 - $106.65	6,842,563	5.8	$75.48	4,284,014	$63.21
Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. For each PSU granted from 2013 through 2015, 50% of the target award was comprised of a market-based total shareholder return component and 50% of the target award was comprised of performance-based components. The performance scores for 2013 through 2015 grants of PSUs can range from 0% to 250% of the targeted amounts.
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
In 2015, 2014 and 2013, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation cost associated with employee RSUs over a specified restriction period based on the grant date fair value or year-end market value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs ratably over the vesting period.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2015 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards or market value for liability awards (per unit)
Outstanding at beginning of year	904,306	$94.48
Granted	381,407	$104.68
Performance assumption change	(281,902)	$107.39
Vested	(452,118)	$75.40
Forfeited	(56,486)	$111.39
Outstanding at end of year	495,207	$106.40
The table above excludes PSU awards for 20,586 units as of December 31, 2015 and 25,462 units as of December 31, 2014 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the years ended December 31,	2015	2014	2013
Units granted	381,407	331,788	395,862
Weighted-average fair value at date of grant	$104.68	$115.57	$88.49
Monte Carlo simulation assumptions:
Estimated values	$61.22	$80.95	$55.49
Dividend yields	2.0%	1.8%	2.0%
Expected volatility	14.9%	15.5%	17.1%

●	“Estimated values” means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;
●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.
The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested, totaled $46,113, $57,360 and $62,582 in 2015, 2014 and 2013, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 505,992 units as of December 31, 2015. Each unit is equivalent to one share of the Company’s Common Stock.
11. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on accelerating growth in our focus international markets, as we transform into a more global company. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. The Presidents of our geographic regions, along with the Senior Vice President responsible for our Global Retail and Licensing business, are accountable for delivering our annual financial plans and report into our CEO, who serves as our Chief Operating Decision Maker (“CODM”), so we have defined our operating segments on a geographic basis. Our North America business currently generates over 87% of our consolidated revenue and none of our other geographic regions are individually significant. Therefore, we currently define our reportable segments as follows:

•
North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.

•
International and Other - This segment includes all other countries where The Hershey Company currently manufactures, imports, markets, sells or distributes chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

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
Our segment net sales and earnings were as follows:

For the years ended December 31,	2015	2014	2013
Net sales:
North America	$6,468,158	$6,352,729	$6,200,118
International and Other	918,468	1,069,039	945,961
Total	$7,386,626	$7,421,768	$7,146,079

Segment income:
North America	$2,073,967	$1,916,207	$1,862,636
International and Other	(98,067)	40,004	44,587
Total segment income	1,975,900	1,956,211	1,907,223
Unallocated corporate expense (1)	497,386	503,234	535,130
Goodwill and other intangible asset impairment	280,802	15,900	—
Charges associated with business realignment activities	120,975	34,290	19,085
Non-service related pension expense (income)	18,079	(1,834)	10,885
Acquisition and integration costs	20,899	12,360	4,072
Operating profit	1,037,759	1,392,261	1,338,051
Interest expense, net	105,773	83,532	88,356
Other (income) expense, net	30,139	2,686	(1,624)
Income before income taxes	$901,847	$1,306,043	$1,251,319

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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2015	2014	2013
North America	$153,185	$146,475	$143,640
International and Other	46,342	28,463	23,461
Corporate	45,401	36,594	33,932
Total	$244,928	$211,532	$201,033
Additional geographic information is as follows:

	2015	2014	2013
Net sales:
United States	$6,116,490	$5,996,564	$5,832,070
Other	1,270,136	1,425,204	1,314,009
Total	$7,386,626	$7,421,768	$7,146,079

Long-lived assets:
United States	$1,528,723	$1,477,455	$1,474,155
Other	711,737	674,446	331,190
Total	$2,240,460	$2,151,901	$1,805,345
12. EQUITY AND NONCONTROLLING INTERESTS
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2015. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Stock and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2015	2014	2013
Shares issued	359,901,744	359,901,744	359,901,744
Treasury shares at beginning of year	(138,856,786)	(136,007,023)	(136,115,714)
Stock repurchases:
Repurchase programs	(4,209,112)	(2,135,268)	—
Stock-based compensation programs	(1,776,838)	(3,676,513)	(3,655,830)
Stock issuances:
Stock-based compensation programs	1,718,352	2,962,018	3,764,521
Treasury shares at end of year	(143,124,384)	(138,856,786)	(136,007,023)
Net shares outstanding at end of year	216,777,360	221,044,958	223,894,721
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2015, no shares of Class B Stock were converted into Common Stock. During 2014, 440 shares were converted and during 2013, 8,600 shares were converted.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Hershey Trust Company
Hershey Trust Company, as trustee for the benefit of Milton Hershey School and as direct owner of investment shares, held 12,902,921 shares of our Common Stock as of December 31, 2015. As trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2015, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the benefit of Milton Hershey School, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.

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
A roll-forward showing the 2015 activity relating to the noncontrolling interests and redeemable noncontrolling interest follows:

	Noncontrolling Interests	Redeemable Noncontrolling Interest
Balance, December 31, 2014	$64,468	$—
Reclassification from Total Equity to Redeemable Noncontrolling Interest	(13,428)	13,428
Net income (loss) attributable to noncontrolling interests (1)	577	(4,393)
Other comprehensive loss - foreign currency translation adjustments	(2,152)	(2,334)
Adjustment to redemption value	—	33,915
Other	—	(2,346)
Purchase of redeemable noncontrolling interest	—	(38,270)
Balance, December 31, 2015	$49,465	$—
(1) Amounts are not considered significant and are presented within selling, marketing and administrative expenses.
13. COMMITMENTS AND CONTINGENCIES
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2015.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2015, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2015, we had entered into purchase agreements with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2015:

In millions of dollars	2016	2017	2018	2019
Purchase obligations	$1,343.1	$880.0	$87.9	$22.4
We have commitments under various lease obligations. Future minimum payments under lease obligations with a remaining term in excess of one year were as follows as of December 31, 2015:

In millions of dollars	2016	2017	2018	2019	2020	Thereafter
Future minimum rental payments	$12.6	$9.6	$3.7	$1.2	$0.4	$0.7
Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities, and certain equipment. Total rent expense for the years ended December 31, 2015, 2014 and 2013 was $19,754, $21,423 and $16,972, respectively, including short-term rentals.
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
We currently have no material pending legal proceedings, other than ordinary routine litigation incidental to our business.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. EARNINGS PER SHARE
We compute basic earnings per share for Common Stock and Class B common stock using the two-class method. The Class B common stock is convertible into Common Stock on a share-for-share basis at any time. The computation of diluted earnings per share for Common Stock assumes the conversion of Class B common stock using the if-converted method, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2015		2014		2013
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$352,953	$123,179	$328,752	$111,662	$294,979	$98,822
Allocation of undistributed earnings	27,324	9,495	303,801	102,697	319,883	106,786
Total earnings—basic	$380,277	$132,674	$632,553	$214,359	$614,862	$205,608

Denominator (shares in thousands):
Total weighted-average shares—basic	158,471	60,620	161,935	60,620	163,549	60,627

Earnings Per Share—basic	$2.40	$2.19	$3.91	$3.54	$3.76	$3.39

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$380,277	$132,674	$632,553	$214,359	$614,862	$205,608
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	132,674	—	214,359	—	205,608	—
Reallocation of undistributed earnings	—	(69)	—	(1,071)	—	(1,461)
Total earnings—diluted	$512,951	$132,605	$846,912	$213,288	$820,470	$204,147

Denominator (shares in thousands):
Number of shares used in basic computation	158,471	60,620	161,935	60,620	163,549	60,627
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—	60,627	—
Employee stock options	1,335	—	1,920	—	2,476	—
Performance and restricted stock options	225	—	362	—	551	—
Total weighted-average shares—diluted	220,651	60,620	224,837	60,620	227,203	60,627

Earnings Per Share—diluted	$2.32	$2.19	$3.77	$3.52	$3.61	$3.37
The earnings per share calculations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 excluded 2,660, 1,510 and 1,757 stock options, respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

15. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2015	2014
Inventories:
Raw materials	$353,451	$377,620
Goods in process	67,745	63,916
Finished goods	534,983	531,608
Inventories at FIFO	956,179	973,144
Adjustment to LIFO	(205,209)	(172,108)
Total inventories	$750,970	$801,036

Property, plant and equipment:
Land	$96,666	$95,913
Buildings	1,084,958	1,031,050
Machinery and equipment	2,886,723	2,863,559
Construction in progress	448,956	338,085
Property, plant and equipment, gross	4,517,303	4,328,607
Accumulated depreciation	(2,276,843)	(2,176,706)
Property, plant and equipment, net	$2,240,460	$2,151,901

Other assets:
Pension	$—	$25
Capitalized software, net	68,004	63,252
Income tax receivable	1,428	1,568
Other non-current assets	85,934	71,281
Total other assets	$155,366	$136,126

Accrued liabilities:
Payroll, compensation and benefits	$215,638	$225,439
Advertising and promotion	337,945	326,647
Due to SGM shareholders	72,025	98,884
Other	231,359	162,543
Total accrued liabilities	$856,967	$813,513

Other long-term liabilities:
Post-retirement benefits liabilities	$231,412	$268,850
Pension benefits liabilities	122,681	114,923
Other	114,625	142,230
Total other long-term liabilities	$468,718	$526,003

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

16. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2015	First	Second	Third(b)	Fourth(b)
Net sales	$1,937,800	$1,578,825	$1,960,779	$1,909,222
Gross profit	900,843	735,408	868,706	877,718
Net income (loss)	244,737	(99,941)	140,266	227,889
Common stock:
Net income (loss) per share—Basic(a)	1.14	(0.47)	0.66	1.08
Net income (loss) per share—Diluted	1.10	(0.47)	0.64	1.04
Dividends paid per share	0.535	0.535	0.583	0.583
Class B common stock:
Net income (loss) per share—Basic(a)	1.04	(0.42)	0.60	0.98
Net income (loss) per share—Diluted(a)	1.03	(0.42)	0.60	0.98
Dividends paid per share	0.486	0.486	0.530	0.530
Market price—common stock:
High	110.78	101.74	94.31	97.07
Low	98.52	87.86	85.13	83.58

Year 2014	First	Second	Third	Fourth
Net sales	$1,871,813	$1,578,350	$1,961,578	$2,010,027
Gross profit	871,490	717,474	860,137	887,065
Net income	252,495	168,168	223,741	202,508
Common stock:
Net income per share—Basic(a)	1.16	0.78	1.03	0.94
Net income per share—Diluted	1.11	0.75	1.00	0.91
Dividends paid per share	0.485	0.485	0.535	0.535
Class B common stock:
Net income per share—Basic	1.04	0.70	0.94	0.85
Net income per share—Diluted	1.03	0.70	0.94	0.85
Dividends paid per share	0.435	0.435	0.486	0.486
Market price—common stock:
High	108.07	104.11	96.93	106.64
Low	95.54	96.02	88.15	91.09

(a)
Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year, as well as the impact of excluding dilutive securities in the period in which there was a net loss.

(b)
The Company identified a material weakness in its internal control over financial reporting related to hedge accounting compliance for cocoa commodity derivatives. As a result, hedge accounting treatment for cocoa commodity derivatives was disallowed for the third and fourth quarters of 2015; therefore the impact of changes in fair value of the cocoa commodity futures outstanding during these periods should have been recorded within cost of sales as incurred, instead of deferred within AOCI. Such gains (losses) totaled $(23,358) for the third quarter of 2015 and an essentially offsetting amount for the fourth quarter of 2015. The amounts presented above for the third and fourth quarters of 2015 reflect the impact of reclassifying these gains (losses) deferred within AOCI to cost of sales for the respective periods.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, solely due to a material weakness in our internal control over financial reporting related to hedge accounting compliance for cocoa commodity derivatives as described in the Management Report on Internal Control over Financial Reporting that follows.

(b)	Management Report on Internal Control over Financial Reporting
The management of The Hershey Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f). The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
To assess the effectiveness of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework. Because of the deficiency described below, management concluded that, as of December 31, 2015, there was a material weakness in the Company’s internal control over financial reporting and, therefore, the Company did not maintain effective internal control over financial reporting as of December 31, 2015.
Management has identified a material weakness in its internal control over financial reporting that existed as of December 31, 2015, solely related to its accounting for cocoa derivative financial instruments pursuant to the provisions of FASB ASC Topic 815, Derivatives and Hedging (ASC 815). This material weakness arose in the quarter ended October 4, 2015, and was the result of changes the Company made in the third quarter of fiscal 2015 to its hedging program and related controls. Specifically, the control designed to monitor compliance with the Company’s hedge documentation did not operate as designed during the third and fourth quarters of fiscal 2015. As a result, instances of non-compliance with our hedging program related to cocoa derivatives occurred and were not detected timely and, therefore, we did not meet the technical requirements to qualify for cash flow hedge accounting treatment under ASC 815.
This material weakness resulted in an immaterial error in cost of goods sold and accumulated other comprehensive income in the Company’s financial statements as of and for the quarter ended October 4, 2015. For details of the quarterly impact, please refer to Note 16, Quarterly Data. In light of this material weakness, prior to filing this Annual Report on Form 10-K, we completed additional procedures and analysis designed to ensure the reliability of our financial reporting. Based on such procedures and analysis, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

The Company's independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company's internal control over financial reporting as of December 31, 2015, which report is included in Item 8 of this Form 10-K.

(c)	Remediation Plan for Material Weaknesses in Internal Control Over Financial Reporting
The Company previously announced its intention, effective January 1, 2016, to no longer designate its existing or future purchases of commodity derivatives, including cocoa derivatives, as cash flow hedges and will not elect to qualify for hedge accounting treatment. As a result, the controls associated with monitoring compliance with ASC 815 to qualify for hedge accounting are no longer relevant for our commodity hedges; therefore, there is no need for remediation of the material weakness.

(d)	Changes in Internal Control Over Financial Reporting
Except for the matters noted in (c) above, there were no other changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information concerning ownership of our voting securities by certain beneficial owners, individual nominees for director, the named executive officers, including persons serving as our Chief Executive Officer and Chief Financial Officer, and directors and executive officers as a group, will be located in the Proxy Statement in the section entitled “SHARE OWNERSHIP OF DIRECTORS, MANAGEMENT AND CERTAIN BENEFICIAL OWNERS,” which information is incorporated herein by reference.
Information regarding all of the Company’s equity compensation plans will be located in the Proxy Statement in the section entitled “EQUITY COMPENSATION PLAN INFORMATION,” which information is incorporated herein by reference.

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
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts (see page 102) for The Hershey Company and its subsidiaries for the years ended December 31, 2015, 2014 and 2013 is filed as required by Item 15(c).
We omitted other schedules because they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
Item 15(a)(3): Exhibits
The information called for by this Item is incorporated by reference from the Exhibit Index included in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2016.

THE HERSHEY COMPANY
(Registrant)

By:	/S/ PATRICIA A. LITTLE
Patricia A. Little
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN P. BILBREY	Chief Executive Officer and Director	February 26, 2016
(John P. Bilbrey)	(Principal Executive Officer)

/S/ PATRICIA A. LITTLE	Chief Financial Officer	February 26, 2016
(Patricia A. Little)	(Principal Financial Officer)

/S/ JAVIER H. IDROVO	Chief Accounting Officer	February 26, 2016
(Javier H. Idrovo)	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 26, 2016
(Pamela M. Arway)

/S/ ROBERT F. CAVANAUGH	Director	February 26, 2016
(Robert F. Cavanaugh)

/S/ CHARLES A. DAVIS	Director	February 26, 2016
(Charles A. Davis)

/S/ MARY KAY HABEN	Director	February 26, 2016
(Mary Kay Haben)

/S/ ROBERT M. MALCOLM	Director	February 26, 2016
(Robert M. Malcolm)

/S/ JAMES M. MEAD	Director	February 26, 2016
(James M. Mead)

/S/ JAMES E. NEVELS	Director	February 26, 2016
(James E. Nevels)

/S/ ANTHONY J. PALMER	Director	February 26, 2016
(Anthony J. Palmer)

/S/ THOMAS J. RIDGE	Director	February 26, 2016
(Thomas J. Ridge)

/S/ DAVID L. SHEDLARZ	Director	February 26, 2016
(David L. Shedlarz)

Schedule II
THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2015, 2014 and 2013

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2015
Allowances deducted from assets
Accounts receivable—trade, net (a)	$15,885	$172,622	$—	$(155,869)	$32,638
Valuation allowance on net deferred taxes (b)	147,223	59,832	—	—	207,055
Inventory obsolescence reserve (c)	11,748	32,434	—	(21,550)	22,632
Total allowances deducted from assets	$174,856	$264,888	$—	$(177,419)	$262,325

For the year ended December 31, 2014
Allowances deducted from assets
Accounts receivable—trade, net (a)	$14,329	$153,652	$—	$(152,096)	$15,885
Valuation allowance on net deferred taxes (b)	87,159	60,064	—	—	147,223
Inventory obsolescence reserve (c)	564	24,660	—	(13,476)	11,748
Total allowances deducted from assets	$102,052	$238,376	$—	$(165,572)	$174,856

For the year ended December 31, 2013
Allowances deducted from assets
Accounts receivable—trade, net (a)	$15,246	$154,874	$—	$(155,791)	$14,329
Valuation allowance on net deferred taxes (b)	74,021	13,138	—	—	87,159
Inventory obsolescence reserve (c)	9,264	17,446	—	(26,146)	564
Total allowances deducted from assets	$98,531	$185,458	$—	$(181,937)	$102,052

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize.
(c) Includes adjustments to the inventory reserve, disposals and write-offs of obsolete inventory.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Share Purchase Agreement by and among Shanghai Golden Monkey Food Joint Stock Co., Ltd., various shareholders thereof and Hershey Netherlands B.V., a wholly-owned subsidiary of the Company, as of December 18, 2013, incorporated by reference from Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2	The Company's By-laws, as amended and restated as of April 1, 2015, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 2, 2015.
4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 5.450% Notes due 2016
2) 1.500% Notes due 2016
3) 1.600% Notes due 2018
4) 4.125% Notes due 2020
5) 8.8% Debentures due 2021
6) 2.625% Notes due 2023
7) 3.200% Notes due 2025
8) 7.2% Debentures due 2027
9) Other Obligations
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.
10.1(a)
Kit Kat and Rolo License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980.

10.1(b)	Amendment to the License Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988.
10.1(c)
Assignment of the License Agreement by Rowntree Mackintosh Confectionery Limited to Société des Produits Nestlé SA as of January 1, 1990 is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

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

10.4(a)
Trademark and Technology License Agreement between Huhtamäki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K filed February 26, 1997.

10.4(b)
Amended and Restated Trademark and Technology License Agreement between Huhtamäki and the Company is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5(a)
Five Year Credit Agreement dated as of October 14, 2011, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Bank of America, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., as syndication agent, Citibank, N.A. and PNC Bank, National Association, as documentation agents, and Bank of America Merrill Lynch, J.P. Morgan Securities LLC, Citigroup Global Markets, Inc. and PNC Capital Markets LLC, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 20, 2011.

10.5(b)
Amendment No. 1 to Credit Agreement dated as of November 12, 2013, among the Company, the banks, financial institutions and other institutional lenders who are parties to the Five Year Credit Agreement and Bank of America, N.A., as agent, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

10.6(a)
Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2007.

10.6(b)
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

10.9	Form of Notice of Award of Restricted Stock Units.*+
10.10	Form of Notice of Special Award of Restricted Stock Units is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2011.+
10.11
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012.+

10.12	Form of Notice of Award of Performance Stock Units is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2012.+
10.13	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2005.+
10.14
The Company’s Deferred Compensation Plan, Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.15(a)
The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October  2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.+

10.15(b)
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

10.17
The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.18	The Company's Executive Benefits Protection Plan (Group 3), Amended and Restated as of June 27, 2012.*+

10.19
Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.20
Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.+

10.21(a)
Executive Employment Agreement with John P. Bilbrey, dated as of August 7, 2012, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.21(b)
First Amendment to Executive Employment Agreement, dated as of November 16, 2015, by and between the Company and John P. Bilbrey is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2015.+

10.22
The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

12.1	Computation of ratio of earnings to fixed charges statement.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement