Form 10-Q
period 2016-04-03
HERSHEY CO
filed 2016-04-29
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016
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
Common Stock, one dollar par value—152,753,106 shares, as of April 22, 2016.
Class B Common Stock, one dollar par value—60,619,777 shares, as of April 22, 2016.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended April 3, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
Net sales	$1,828,812	$1,937,800
Costs and expenses:
Cost of sales	1,011,436	1,036,957
Selling, marketing and administrative	471,734	514,010
Business realignment charges	6,133	2,667
Total costs and expenses	1,489,303	1,553,634
Operating profit	339,509	384,166
Interest expense, net	21,005	19,202
Other (income) expense, net	(21,225)	(9,840)
Income before income taxes	339,729	374,804
Provision for income taxes	109,897	130,067
Net income	$229,832	$244,737

Net income per share—basic:
Common stock	$1.09	$1.14
Class B common stock	$0.99	$1.04

Net income per share—diluted:
Common stock	$1.06	$1.10
Class B common stock	$0.99	$1.03

Dividends paid per share:
Common stock	$0.583	$0.535
Class B common stock	$0.530	$0.486

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
Net income	$229,832	$244,737
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	12,166	(27,718)
Pension and post-retirement benefit plans	5,101	5,461
Cash flow hedges:
Losses on cash flow hedging derivatives	(22,144)	(26,092)
Reclassification adjustments	(4,912)	(399)
Total other comprehensive loss, net of tax	(9,789)	(48,748)
Total comprehensive income	$220,043	$195,989
Comprehensive loss attributable to noncontrolling interests	1,076	3,509
Comprehensive income attributable to The Hershey Company	$221,119	$199,498

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 3, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$285,958	$346,529
Accounts receivable—trade, net	544,027	599,073
Inventories	770,382	750,970
Prepaid expenses and other	172,551	152,026
Total current assets	1,772,918	1,848,598
Property, plant and equipment, net	2,230,071	2,240,460
Goodwill	690,654	684,252
Other intangibles	375,309	379,305
Other assets	185,104	155,366
Deferred income taxes	51,784	36,390
Total assets	$5,305,840	$5,344,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436,343	$474,266
Accrued liabilities	769,793	856,967
Accrued income taxes	110,256	23,243
Short-term debt	520,564	363,513
Current portion of long-term debt	500,016	499,923
Total current liabilities	2,336,972	2,217,912
Long-term debt	1,571,388	1,557,091
Other long-term liabilities	465,523	468,718
Deferred income taxes	52,604	53,188
Total liabilities	4,426,487	4,296,909

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at April 3, 2016 and December 31, 2015, respectively	—	—
Common stock, shares issued: 299,281,967 at April 3, 2016 and 299,281,967 at December 31, 2015, respectively	299,281	299,281
Class B common stock, shares issued: 60,619,777 at April 3, 2016 and 60,619,777 at December 31, 2015, respectively	60,620	60,620
Additional paid-in capital	792,620	783,877
Retained earnings	6,005,068	5,897,603
Treasury—common stock shares, at cost: 145,772,541 at April 3, 2016 and 143,124,384 at December 31, 2015, respectively	(5,946,412)	(5,672,359)
Accumulated other comprehensive loss	(379,738)	(371,025)
The Hershey Company stockholders’ equity	831,439	997,997
Noncontrolling interests in subsidiaries	47,914	49,465
Total stockholders’ equity	879,353	1,047,462
Total liabilities and stockholders’ equity	$5,305,840	$5,344,371

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 3, 2016	April 5, 2015
Operating Activities
Net income	$229,832	$244,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,913	58,338
Stock-based compensation expense	11,678	13,889
Excess tax benefits from stock-based compensation	(6,091)	(17,066)
Deferred income taxes	(3,409)	(11,577)
Non-cash business realignment and impairment charges	—	4,934
Contributions to pension and other benefits plans	(8,839)	(5,307)
Write-down of equity investments	5,593	—
Gain on settlement of SGM liability (see Note 2)	(26,650)	—
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade, net	55,046	(5,965)
Inventories	(19,412)	79,220
Accounts payable and accrued liabilities	(106,279)	(124,585)
Other assets and liabilities	65,733	22,615
Net cash provided by operating activities	257,115	259,233
Investing Activities
Capital additions	(33,607)	(57,781)
Capitalized software additions	(7,832)	(4,954)
Proceeds from sales of property, plant and equipment	1,934	214
Proceeds from sale of business	—	32,408
Equity investments in tax credit qualifying partnerships	(9,672)	—
Business acquisitions, net of cash and cash equivalents acquired	—	(218,952)
Net cash used in investing activities	(49,177)	(249,065)
Financing Activities
Net increase in short-term debt	153,863	288,946
Long-term borrowings	—	944
Repayment of long-term debt	—	(328)
Payment of SGM liability (see Note 2)	(35,762)	—
Cash dividends paid	(122,367)	(114,381)
Exercise of stock options	30,890	37,925
Excess tax benefits from stock-based compensation	6,091	17,066
Repurchase of common stock	(303,950)	(306,673)
Net cash used in financing activities	(271,235)	(76,501)
Effect of exchange rate changes on cash and cash equivalents	2,726	(2,831)
Decrease in cash and cash equivalents	(60,571)	(69,164)
Cash and cash equivalents, beginning of period	346,529	374,854
Cash and cash equivalents, end of period	$285,958	$305,690
Supplemental Disclosure
Interest paid	$27,786	$27,745
Income taxes paid	29,574	17,845

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2015	$—	$299,281	$60,620	$783,877	$5,897,603	$(5,672,359)	$(371,025)	$49,465	$1,047,462
Net income					229,832				229,832
Other comprehensive loss							(8,713)	(1,076)	(9,789)
Dividends:
Common Stock, $0.583 per share					(90,238)				(90,238)
Class B Common Stock, $0.53 per share					(32,129)				(32,129)
Stock-based compensation				11,693					11,693
Exercise of stock options and incentive-based transactions				(2,950)		29,897			26,947
Repurchase of common stock						(303,950)			(303,950)
Net loss attributable to noncontrolling interests								(475)	(475)
Balance, April 3, 2016	$—	$299,281	$60,620	$792,620	$6,005,068	$(5,946,412)	$(379,738)	$47,914	$879,353
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
Operating results for the quarter ended April 3, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, this includes amounts presented in our “other (income) expense, net” caption included in our Consolidated Statements of Income and the “effect of exchange rate changes on cash and cash equivalents” included in our Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is part of the FASB's simplification initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. We are currently evaluating the impact that the adoption of ASU 2016-09 will have on our consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lesses to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments should be applied on a modified retrospective basis. ASU 2016-02 is effective for us beginning January 1, 2019. We are beginning to evaluate the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures, our transition date and transition method.
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
2016 Activity
Ripple Brand Collective, LLC
On April 26, 2016, we completed the acquisition of all of the outstanding shares of Ripple Brand Collective, LLC, a privately held company based in Congers, New York that owns the barkTHINS mass premium chocolate snacking brand. The barkTHINS brand is largely sold in the United States in take-home resealable packages and is available in the club channel, as well as select natural and conventional grocers.
Shanghai Golden Monkey (“SGM”)
On February 3, 2016, we completed the purchase of the remaining 20% of the outstanding shares of SGM for cash consideration totaling $35,762, pursuant to a new agreement entered into during the fourth quarter of 2015 with the SGM selling shareholders which revised the originally-agreed purchase price for these shares. For accounting purposes, we treated the acquisition as if we had acquired 100% at the initial acquisition date in 2014 and financed the payment for the remaining 20% of the outstanding shares. Therefore, the cash settlement of the liability for the purchase of these remaining shares is reflected within the financing section of the Unaudited Consolidated Statements of Cash Flows.
The final settlement also resulted in an extinguishment gain of $26,650 representing the net carrying amount of the recorded liability in excess of the cash paid to settle the obligation for the remaining 20% of the outstanding shares. This gain is recorded within non-operating other (income) expense, net within the Unaudited Consolidated Statements of Income.
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
2015 Divestiture
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”). The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of approximately $32,400. As a result of the expected sale, in 2014, we recorded an estimated loss on the anticipated sale of $22,256 to reflect the disposal entity at fair value, less an estimate of the selling costs. This amount included impairment charges totaling $18,531 to write down goodwill and the indefinite-lived trademark intangible asset, based on the valuation of these assets as implied by the agreed-upon sales price. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits. The loss on the sale is reflected within business realignment charges in the Consolidated Statements of Income.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended April 3, 2016 are as follows:

	North America	International and Other	Total
Balance at December 31, 2015	$662,083	$22,169	$684,252
Foreign currency translation	6,471	(69)	6,402
Balance at April 3, 2016	$668,554	$22,100	$690,654

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	April 3, 2016	December 31, 2015
Intangible assets not subject to amortization:
Trademarks	43,738	43,775
Intangible assets subject to amortization:
Trademarks, customer relationships, patents and other finite-lived intangibles	393,146	390,900
Less: accumulated amortization	(61,575)	(55,370)
Total other intangible assets	$375,309	$379,305
Total amortization expense for the three months ended April 3, 2016 and April 5, 2015 was $5,180 and $5,014, respectively.
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 3, 2016, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $219,622 and $313,520 in April 3, 2016 and December 31, 2015, respectively. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At April 3, 2016, we had outstanding commercial paper totaling $300,942, at a weighted average interest rate of 0.39%. At December 31, 2015, we had outstanding commercial paper totaling $49,993, at a weighted average interest rate of 0.40%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

	April 3, 2016	December 31, 2015
5.45% Notes due 2016	250,000	250,000
1.50% Notes due 2016	250,000	250,000
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
7.2% Debentures due 2027	193,639	193,639
Other obligations, net of debt issuance costs and unamortized debt discount	93,050	78,660
Total long-term debt	2,071,404	2,057,014
Less—current portion	500,016	499,923
Long-term portion	$1,571,388	$1,557,091
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended
	April 3, 2016	April 5, 2015
Interest expense	$23,525	$23,024
Less: Capitalized interest	(2,175)	(3,017)
Interest expense	21,350	20,007
Interest income	(345)	(805)
Interest expense, net	$21,005	$19,202
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Through 2015, we designated the majority of our commodity derivative instruments as cash flow hedges under the hedge accounting requirements. We account for the effective portion of mark-to-market gains and losses on commodity derivative instruments in other comprehensive income, to be recognized in cost of sales in the same period that we record the hedged raw material requirements in cost of sales. The ineffective portion of gains and losses is recorded currently in

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

cost of sales. Cocoa commodity derivatives did not qualify for hedge accounting treatment as of the beginning of the third quarter of 2015. Therefore, changes in the fair value of these derivatives were recorded as incurred within cost of sales for the third and fourth quarters of 2015.

Effective July 6, 2015 for cocoa commodity derivatives and January 1, 2016 for other commodity derivatives, we are no longer electing to designate any of our existing or new cocoa or other commodity derivatives for hedge accounting treatment.  Additionally, we have revised our definition of segment income to exclude gains and losses on commodity derivatives until the related inventory is sold.  This change to our definition of segment income will continue to reflect the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Malaysian ringgit, Swiss franc, Chinese renminbi, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for 3- to 24-month periods. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $53,646 at April 3, 2016 and $10,752 at December 31, 2015. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at April 3, 2016 and $2,791 at December 31, 2015. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, we enter into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments in cash flow hedging relationships was $500,000 at April 3, 2016 and $500,000 at December 31, 2015.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest payment and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $350,000 at April 3, 2016. We had $350,000 derivative instruments in fair value hedge relationships at December 31, 2015.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. We use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for 3- to 12-month periods. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at April 3, 2016 was $22,672.

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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 3, 2016 and December 31, 2015:

	April 3, 2016		December 31, 2015
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$—	$—	$479
Foreign exchange contracts (3)	345	4,132	367	475
Interest rate swap agreements (4)	—	70,092	—	40,299
	345	74,224	367	41,253
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	16,236	—	4,313	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	—	13,678	—	1,574
Deferred compensation derivatives (5)	403	—	1,198	—
Foreign exchange contracts (3)	—	172	69	—
	403	13,850	1,267	1,574
Total	$16,984	$88,074	$5,947	$42,827

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of April 3, 2016, liabilities include the net of assets of $56,866 and liabilities of $68,030 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2015 were assets of $54,090 and liabilities of $54,860.

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

Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of April 3, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, was as follows:

	Fair Value		Carrying Value
	April 3, 2016	December 31, 2015	April 3, 2016	December 31, 2015
Current portion of long-term debt	$504,835	$509,580	$500,016	$499,923
Long-term debt	1,733,643	1,668,379	1,571,388	1,557,091
Total	$2,238,478	$2,177,959	$2,071,404	$2,057,014
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 3, 2016 and April 5, 2015 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Losses recognized in income (ineffective portion) (c)

	2016	2015	2016	2015	2016	2015	2016	2015
Commodities futures and options	$(38,941)	$(2,777)	$—	$(15,098)	$9,730	$1,200	$—	$(287)
Foreign exchange contracts	(204)	(67)	(4,116)	1,240	(261)	341	—	—
Interest rate swap agreements	—	—	(29,793)	(28,354)	(1,560)	(1,189)	—	—
Deferred compensation derivatives	403	172	—	—	—	—	—	—
Total	$(38,742)	$(2,672)	$(33,909)	$(42,212)	$7,909	$352	$—	$(287)

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The amount of net gains on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified into earnings in the next 12 months was approximately $6,112 after tax as of April 3, 2016. This amount was primarily associated with commodities futures contracts.
Fair Value Hedges
For the three months ended April 3, 2016 and April 5, 2015, we recognized a net pretax benefit to interest expense of $1,317 and $2,095 relating to our fixed-to-floating interest swap arrangements.
6. NONCONTROLLING INTERESTS IN SUBSIDIARIES
We currently own a 50% controlling interest in Lotte Shanghai Food Company (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2016 activity relating to the noncontrolling interest follows:

Noncontrolling Interests
Balance, December 31, 2015	$49,465
Net loss attributable to noncontrolling interests (1)	(475)
Other comprehensive loss - foreign currency translation adjustments	(1,076)
Balance, April 3, 2016	$47,914
(1) Amounts are not considered significant and are presented within selling, marketing and administrative expenses.
7. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

Three Months Ended April 3, 2016	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$229,832
Other comprehensive income (loss):
Foreign currency translation adjustments	$12,166	$—	12,166
Pension and post-retirement benefit plans (a)	8,680	(3,579)	5,101
Cash flow hedges:
Losses on cash flow hedging derivatives	(33,909)	11,765	(22,144)
Reclassification adjustments (b)	(7,909)	2,997	(4,912)
Total other comprehensive loss	$(20,972)	$11,183	(9,789)
Total comprehensive income			$220,043
Comprehensive loss attributable to noncontrolling interests			1,076
Comprehensive income attributable to The Hershey Company			$221,119

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Three Months Ended April 5, 2015	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$244,737
Other comprehensive loss:
Foreign currency translation adjustments	$(27,718)	$—	(27,718)
Pension and post-retirement benefit plans (a)	8,662	(3,201)	5,461
Cash flow hedges:
Losses on cash flow hedging derivatives	(42,212)	16,120	(26,092)
Reclassification adjustments (b)	(352)	(47)	(399)
Total other comprehensive loss	$(61,620)	$12,872	(48,748)
Total comprehensive income			$195,989
Comprehensive loss attributable to noncontrolling interests			3,509
Comprehensive income attributable to The Hershey Company			$199,498

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 11.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.

The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

	April 3, 2016	December 31, 2015
Foreign currency translation adjustments	$(87,994)	$(101,236)
Pension and post-retirement benefit plans, net of tax	(249,547)	(254,648)
Cash flow hedges, net of tax	(42,197)	(15,141)
Total accumulated other comprehensive loss	$(379,738)	$(371,025)
8. OTHER (INCOME) EXPENSE, NET
In the second quarter of 2015, we began presenting a new non-operating "other (income) expense, net" classification to report certain gains and losses associated with activities not directly related to our core operations. For the three months ended April 5, 2015, we reclassified from selling, marketing and administrative expenses to other (income) expense, net total net gains of $9,840 to conform to the current year presentation. After considering these reclassifications, amounts reflected in other (income) expense, net include the following:

	Three Months Ended
	April 3, 2016	April 5, 2015
Write-down of equity investments in partnerships qualifying for tax credits (see Note 9)	$5,593	$—
Settlement of Shanghai Golden Monkey liability (see Note 2)	(26,650)	—
Gain on sale of non-core trademark	—	(9,950)
Other (income) expense, net	(168)	110
Total	$(21,225)	$(9,840)

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

9. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the three months ended April 3, 2016 and April 5, 2015 were 32.3% and 34.7%, respectively. The 2016 effective tax rate benefited from the impacts of non-taxable income related to the settlement of the SGM liability and income tax benefits from historic and energy tax credits, which were partially offset by the valuation allowance recorded against current year SGM operating losses.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6,433 within the next 12 months because of the expiration of statutes of limitations and settlement of tax audits.

Investments in Partnerships Qualifying for Tax Credits
The Company continued to invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the three months ended April 3, 2016, we recognized investment tax credits and related outside basis difference benefit totaling $6,618 and wrote-down the equity investment by $5,593 to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
10. BUSINESS REALIGNMENT ACTIVITIES
2015 Productivity Initiative
In mid-2015, we announced a new productivity initiative (the “2015 Productivity Initiative”) intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. Overall, the 2015 Productivity Initiative is intended to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer.
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the three months ended April 3, 2016, we incurred charges totaling $1,458, representing adjustments to estimated severance benefits as well as incremental third-party costs related to the design and implementation of the new organizational structure. Since the program's inception, we have incurred total costs of $107,211, including a pension settlement charge of $10,178 recorded in the fourth quarter of 2015, relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Total pre-tax charges and costs for this program are currently expected to be approximately $110 million, the majority of which are cash. This excludes the pension settlement cost recorded in 2015 and any additional pension settlement costs that could be triggered by additional lump sum withdrawals in 2016. The remaining costs for the 2015 Productivity Initiative are expected to be incurred over the next two quarters.
China structure optimization
During the first quarter of 2016, we initiated the process of optimizing the China business and workforce structure and incurred initial costs totaling $12,972, relating primarily to severance and other third party charges. In addition, given the challenges impacting the retail landscape in China, we continue to assess the impact of potential excess capacity on operational efficiencies as well as the carrying value of our long-lived assets in the region.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Other international programs
Costs incurred for the three months ended April 5, 2015 relate principally to accelerated depreciation and amortization and employee severance costs for a couple of programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.
Expenses recorded for business realignment activities during the three months ended April 3, 2016 and April 5, 2015 were classified as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015
Cost of sales:
China structure optimization	$(487)	$—
Other international restructuring programs	—	1,348
Total cost of sales	(487)	1,348
Selling, marketing and administrative:
2015 productivity initiative	2,752	—
China structure optimization	6,032
Other international restructuring programs	—	1,125
Total selling, marketing and administrative	8,784	1,125
Business realignment charges:
2015 productivity initiative	(1,294)	—
China integration initiative	7,427	—
Divestiture of Mauna Loa (see Note 2)	—	2,667
Total business realignment charges	6,133	2,667
Total charges associated with business realignment activities	$14,430	$5,140

The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment, while the costs and related benefits of the China integration initiative and other international programs relate primary to the International and Other segment. However, segment operating results do not include business realignment and related charges because we evaluate segment performance excluding such charges.
The following table presents the liability activity for employee related costs qualifying as exit and disposal costs:

Total
Liability balance at December 31, 2015	$16,310
2016 business realignment charges	6,133
Cash payments	(6,918)
Other, net	(161)
Liability balance at April 3, 2016	$15,364
The charges reflected in the liability roll-forward above do not include items charged directly to expense, such as accelerated depreciation and amortization and the loss on the Mauna Loa divestiture and certain of the third-party charges associated with various programs, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the first quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 3, 2016	April 5, 2015	April 3, 2016	April 5, 2015
Service cost	$5,884	$7,423	$74	$172
Interest cost	10,835	11,305	2,436	2,588
Expected return on plan assets	(14,541)	(17,381)	—	—
Amortization of prior service (credit) cost	(262)	(291)	144	153
Amortization of net loss	8,807	8,072	(12)	—
Total net periodic benefit cost	$10,723	$9,128	$2,642	$2,913

We made contributions of $1,175 and $7,664 to the pension plans and other benefits plans, respectively, during the first quarter of 2016. In the first quarter of 2015, we made contributions of $851 and $4,456 to our pension plans and other benefits plans, respectively. The contributions in 2016 and 2015 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

For 2016, there are no significant minimum funding requirements for our domestic pension plans; however, we expect to make additional contributions of approximately $18,500 to maintain the funded status. Planned voluntary funding of our non-domestic pension plans in 2016 is not material.
12. STOCK COMPENSATION PLANS
We have various stock-based compensation programs under which awards, including stock options, performance stock units (“PSUs”) and performance stock, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock may be granted to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent. These programs and the accounting treatment related thereto are described in Note 10 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015
Pre-tax compensation expense	$11,678	$13,889
Related income tax benefit	4,087	4,861
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of April 3, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $99,775 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
A summary of activity relating to grants of stock options for the period ended April 3, 2016 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	6,842,563	$75.48	5.8 years
Granted	1,326,045	$90.38
Exercised	(583,269)	$54.65
Forfeited	(96,163)	$104.33
Outstanding as of April 3, 2016	7,489,176	$79.34	6.6 years	$114,827
Options exercisable as of April 3, 2016	4,596,241	$68.79	5.1 years	$112,614
The weighted-average fair value of options granted was $11.42 and $19.31 per share for the periods ended April 3, 2016 and April 5, 2015, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 3, 2016	April 5, 2015
Dividend yields	2.4%	2.0%
Expected volatility	16.8%	20.8%
Risk-free interest rates	1.5%	1.9%
Expected lives in years	6.8	6.7
The total intrinsic value of options exercised was $20,348 and $39,606 for the periods ended April 3, 2016 and April 5, 2015, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended April 3, 2016 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	495,207	$106.40
Granted	483,678	$92.88
Performance assumption change	(16,056)	$97.33
Vested	(179,866)	$95.78
Forfeited	(10,056)	$95.07
Outstanding as of April 3, 2016	772,907	$102.24
The table above excludes PSU awards for 6,893 units as of April 3, 2016 and 20,586 units as of December 31, 2015 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Three Months Ended
	April 3, 2016	April 5, 2015
Units granted	483,678	266,099
Weighted-average fair value at date of grant	$92.88	$109.35
Monte Carlo simulation assumptions:
Estimated values	$38.02	$61.22
Dividend yields	2.5%	2.0%
Expected volatility	17.0%	14.9%
The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested, totaled $16,181 and $37,464 for the periods ended April 3, 2016 and April 5, 2015, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 474,483 units as of April 3, 2016. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on accelerating growth in our focus international markets, as we transform into a more global company. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. The Presidents of our geographic regions, along with the Senior Vice President responsible for our Global Retail and Licensing business, are accountable for delivering our annual financial plans and report into our CEO, who serves as our Chief Operating Decision Maker (“CODM”), so we have defined our operating segments on a geographic basis. Our North America business currently generates over 89% of our consolidated revenue and none of our other geographic regions are individually significant. Therefore, we currently define our reportable segments as follows:

•
North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.

•
International and Other - This segment includes all other countries where The Hershey Company currently manufactures, imports, markets, sells or distributes chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in China, Mexico, Brazil and India, primarily for consumers in these markets, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition integration costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM as well the measure of segment performance used for incentive compensation purposes.
Accounting policies associated with our operating segments are generally the same as those described in Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, with the exception of our accounting methodology for commodities derivatives. As discussed in Note 5, derivatives used to manage commodity price risk are not designated for hedge accounting treatment. These derivatives are recognized at fair market value with the resulting realized and unrealized losses recognized in unallocated derivative gains (losses) outside of the

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

reporting segment results. The gains and losses are subsequently recognized in the operating results of the segments in the period in which the underlying transaction being economically hedged is included in earnings.
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
Our segment net sales and earnings were as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015
Net sales:
North America	$1,633,471	$1,706,995
International and Other	195,341	230,805
Total	$1,828,812	$1,937,800

Segment income:
North America	$529,390	$554,306
International and Other	(13,233)	(21,759)
Total segment income	516,157	532,547
Unallocated corporate expense (1)	122,171	138,672
Unallocated mark-to-market losses on commodity derivatives (2)	34,946	—
Charges associated with business realignment activities	14,430	5,140
Non-service related pension expense	5,101	1,996
Acquisition integration costs	—	2,573
Operating profit	339,509	384,166
Interest expense, net	21,005	19,202
Other (income) expense, net	(21,225)	(9,840)
Income before income taxes	$339,729	$374,804

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold.
The activity within the unallocated mark-to-market gains (losses) on commodity derivatives for the quarter ended April 3, 2016 included:

Three Months Ended
April 3, 2016
Net losses on mark-to-market valuation of unallocated commodity derivative positions	$(38,941)
Net losses on commodity derivative positions allocated to segment income	(3,995)
Net losses on mark-to-market valuation of commodity derivative positions remaining in unallocated derivative gains (losses)	$(34,946)
Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify losses on commodity derivatives of $13.6 million after tax to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015
North America	$38,942	$35,440
International and Other	10,923	11,124
Corporate	10,048	11,774
Total	$59,913	$58,338
14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended April 3, 2016
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	3,366,761	$303,950
Shares issued for stock options and incentive compensation	(718,604)	(29,897)
Net change	2,648,157	$274,053
The $250 million share repurchase program approved by our Board of Directors in February 2015 was completed in the first quarter of 2016.
In February 2016, our Board of Directors approved an additional $500 million authorization to repurchase shares of our Common Stock. As of April 3, 2016, $216 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. CONTINGENCIES
We are subject to various pending or threatened legal proceedings and claims that arise in the ordinary course of our business. While it is not feasible to predict or determine the outcome of such proceedings and claims with certainty, in our opinion these matters, both individually and in the aggregate, are not expected to have a material effect on our financial condition, results of operations or cash flows.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

16. EARNINGS PER SHARE
We compute basic earnings per share for Common Stock and Class B common stock using the two-class method. The Class B common stock is convertible into Common Stock on a share-for-share basis at any time. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B common stock. The computation of diluted earnings per share for Common Stock assumes the conversion of Class B common stock using the if-converted method, while the diluted earnings per share of Class B common stock does not assume the conversion of those shares.
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	April 3, 2016		April 5, 2015
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$90,238	$32,129	$84,920	$29,461
Allocation of undistributed earnings	79,376	28,089	97,066	33,290
Total earnings—basic	$169,614	$60,218	$181,986	$62,751

Denominator (shares in thousands):
Total weighted-average shares—basic	155,675	60,620	160,024	60,620

Earnings Per Share—basic	$1.09	$0.99	$1.14	$1.04

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$169,614	$60,218	$181,986	$62,751
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	60,218	—	62,751	—
Reallocation of undistributed earnings	—	(158)	—	(318)
Total earnings—diluted	$229,832	$60,060	$244,737	$62,433

Denominator (shares in thousands):
Number of shares used in basic computation	155,675	60,620	160,024	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,005	—	1,687	—
Performance and restricted stock options	187	—	388	—
Total weighted-average shares—diluted	217,487	60,620	222,719	60,620

Earnings Per Share—diluted	$1.06	$0.99	$1.10	$1.03
The earnings per share calculations for the three months ended April 3, 2016 and April 5, 2015 excluded 3,680 and 2,545, respectively, of stock options that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

Inventories:	April 3, 2016	December 31, 2015
Raw materials	$335,838	$353,451
Goods in process	107,055	67,745
Finished goods	516,365	534,983
Inventories at FIFO	959,258	956,179
Adjustment to LIFO	(188,876)	(205,209)
Total inventories	$770,382	$750,970

Property, plant and equipment:	April 3, 2016	December 31, 2015
Land	$96,893	$96,666
Buildings	1,217,106	1,084,958
Machinery and equipment	2,945,966	2,886,723
Construction in progress	285,761	448,956
Property, plant and equipment, gross	4,545,726	4,517,303
Accumulated depreciation	(2,315,655)	(2,276,843)
Property, plant and equipment, net	$2,230,071	$2,240,460

Other assets:	April 3, 2016	December 31, 2015
Capitalized software, net	$69,726	$68,004
Income tax receivable	1,474	1,428
Other non-current assets	113,904	85,934
Total other assets	$185,104	$155,366

Accrued liabilities:	April 3, 2016	December 31, 2015
Payroll, compensations and benefits	$162,465	$215,638
Advertising and promotion	351,561	337,945
Due to SGM shareholders	—	72,025
Other	255,767	231,359
Total accrued liabilities	$769,793	$856,967

Other long-term liabilities:	April 3, 2016	December 31, 2015
Post-retirement benefits liabilities	$229,832	$231,412
Pension benefits liabilities	124,740	122,681
Other	110,951	114,625
Total other long-term liabilities	$465,523	$468,718

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2015 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:

•	Overview and Outlook

•	Non-GAAP Information

•	Consolidated Results of Operations

•	Segment Results

•	Liquidity and Capital Resources
OVERVIEW AND OUTLOOK
Our 2016 first quarter net sales totaled $1,828.8 million, a decline of 5.6% versus our 2015 first quarter sales of $1,937.8 million. Excluding a 1.2% impact from unfavorable foreign currency exchange rates, our net sales decreased 4.4%. The decline was driven by lower North America volumes due primarily to a shorter Easter season in 2016 and lower non-seasonal activity as greater levels of innovation and in-store merchandising are anticipated over the remainder of the year, coupled with lower net sales in China, as we had anticipated. In addition, net price realization was slightly unfavorable, as the benefit of price realization on our seasonal confectionery products was more than offset by increased levels of direct trade.
Our reported gross margin decreased 180 basis points in the first quarter of 2016, primarily driven by mark-to-market losses on commodity derivatives since we are no longer electing to designate any of our existing or new commodity derivatives for hedge accounting treatment. Our non-GAAP gross margin (as defined in the Non-GAAP Information section of this MD&A) increased 20 basis points in the first quarter of 2016 as a result of supply chain productivity and cost savings initiatives as well as lower commodity costs.
In the fourth quarter of 2015, we reached an agreement with the Shanghai Golden Monkey (“SGM”) selling shareholders to reduce the originally-agreed purchase price for the remaining 20% of SGM, and we completed the purchase on February 3, 2016. We are directing our efforts currently on executing an integration plan that is focused on the optimal structure for top-line growth.

Building on our snacks strategy, in late April 2016, we purchased Ripple Brand Collective, LLC, a privately held company that owns the barkTHINS mass premium chocolate snacking brand. Since its launch in 2013, barkTHINS has quickly become a favorite snack brand due to its commitment to using simple ingredients, fair trade cocoa and non-GMO certification. barkTHINS is a very attractive and uniquely crafted brand that essentially created the chocolate “thins” category, a new form of chocolate snacking. We anticipate building barkTHINS by leveraging Hershey’s scale at retail.
We expect total consolidated net sales to accelerate over the remainder of the year driven by core brands and innovation. Our new products will bring variety and news to the category such as Reese's Snack Mix, Hershey's Snack Bites, Cadbury chocolates targeting the mass premium market, Reese's white minis and Kit Kat big Kat. We believe these investments should enable us to continue to gain share in the U.S. market. Additionally, new advertising campaigns on many of our key brands, including Hershey's, Kit Kat and Ice Breakers will begin in the second quarter.

We currently estimate full year 2016 constant currency net sales growth of approximately 2.5%, which includes a 0.5% net benefit from acquisitions and divestitures. The Company expects a 1.0% unfavorable impact from foreign currency exchange rates. Excluding unfavorable foreign currency exchange rates and the barkTHINS acquisition, full-year net sales are expected to increase about 2.0%. This is less than the previous estimate of 3.0%, primarily due to lower than expected non-seasonal growth over the remainder of the year. The Company expects gross margin, as determined on a non-GAAP basis, to be slightly below 2015 levels due to unfavorable sales mix. We expect to exceed our initial 2016 productivity and cost savings target by $10 million to $15 million, and we will continue to invest in advertising and related consumer marketing, including a greater shift to digital and mobile communications. As a result, we currently expect adjusted earnings per share-diluted for 2016 to increase 3.0% to 4.0%, including barkTHINS dilution of $0.05 to $0.06 per share, and be in the $4.24 to $4.28 range.
NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by unallocated mark-to-market gains and losses on commodity derivatives, business realignment charges, costs relating to the integration of acquisitions, non-service related components of our pension expense ("NSRPE"), and other non-recurring gains and losses.
To provide additional information to investors to facilitate the comparison of past and present performance, we use non-GAAP financial measures within MD&A that exclude the financial impact of these activities. These non-GAAP financial measures are used internally by management in evaluating results of operations and determining incentive compensation, and in assessing the impact of known trends and uncertainties on our business, but they are not intended to replace the presentation of financial results in accordance with GAAP. A reconciliation of the non-GAAP financial measures referenced in MD&A to their nearest comparable GAAP financial measures as presented in the Consolidated Statements of Income is provided below.

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended
In thousands except per share data	April 3, 2016	April 5, 2015
Reported gross profit	$817,376	$900,843
Derivative mark-to-market losses	34,946	—
Business realignment activities	(487)	1,348
Acquisition integration costs	—	134
NSRPE	3,241	761
Non-GAAP gross profit	$855,076	$903,086

Reported operating profit	$339,509	$384,166
Derivative mark-to-market losses	34,946	—
Business realignment activities	14,430	5,140
Acquisition integration costs	—	2,573
NSRPE	5,101	1,996
Non-GAAP operating profit	$393,986	$393,875

Reported provision for income taxes	$109,897	$130,067
Derivative mark-to-market losses	13,245	—
Business realignment activities	3,538	3,068
Acquisition integration costs	—	842
NSRPE	1,953	782
Gain on sale of trademark	—	(3,662)
Non-GAAP provision for income taxes	$128,633	$131,097

Reported net income	$229,832	$244,737
Derivative mark-to-market losses	21,701	—
Business realignment activities	10,860	2,072
Acquisition integration costs	—	1,731
NSRPE	3,148	1,214
Settlement of SGM liability	(26,650)	—
Gain on sale of trademark	—	(6,288)
Non-GAAP net income	$238,891	$243,466

Reported EPS - Diluted	$1.06	$1.10
Derivative mark-to-market losses	0.10	—
Business realignment activities	0.05	0.01
Acquisition integration costs	—	0.01
NSRPE	0.01	—
Settlement of SGM liability	(0.12)	—
Gain on sale of trademark	—	(0.03)
Non-GAAP EPS - Diluted	$1.10	$1.09

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended
	April 3, 2016	April 5, 2015
As reported gross margin	44.7%	46.5%
Non-GAAP gross margin (1)	46.8%	46.6%

As reported operating profit margin	18.6%	19.8%
Non-GAAP operating profit margin (2)	21.5%	20.3%

As reported effective tax rate	32.3%	34.7%
Non-GAAP effective tax rate (3)	35.0%	35.0%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

(3)
Calculated as non-GAAP provision for income taxes as a percentage of non-GAAP income before taxes (calculated as non-GAAP operating profit minus non-GAAP interest expense, net plus or minus non-GAAP other (income) expense, net.)

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-Market Losses on Commodity Derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market losses on such commodity derivatives, until such time that the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that reflects the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended April 3, 2016, unallocated mark-to-market losses on derivative commodities totaled $34.9 million.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended April 3, 2016 and April 5, 2015, we incurred $14.4 million and $5.1 million, respectively, of pre-tax business realignment charges. See Note 10 to the Consolidated Financial Statements for more information.

Acquisition integration costs
For the three months ended April 5, 2015, we incurred pre-tax costs related to integration of the 2014 acquisitions of SGM and Allan Candy totaling $2.6 million as we were incorporating these businesses into our operating practices and information systems.

Non-service related pension expense
Non-service-related pension expense includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. The non-service-related pension expense can fluctuate from year-to-year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs to our business and provides for a better comparison of our operating results from year-to-year. Therefore, we exclude the non-service-related pension expense from our internal performance measures. Our most significant defined benefit pension plans were closed to most new participants in 2007, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax non-service related pension expense of $5.1 million and $2.0 million for the three months ended April 3, 2016 and April 5, 2015, respectively.

Settlement of SGM liability
In the fourth quarter of 2015, we reached an agreement with the SGM selling shareholders to reduce the originally-agreed purchase price for the remaining 20% of SGM, and we completed the purchase on February 3, 2016. In the first quarter of 2016, we recorded a $26.7 million gain relating to the settlement of the SGM liability, representing the net carrying amount of the recorded liability in excess of the cash paid to settle the obligation for the remaining 20% of the outstanding shares.

Gain on sale of trademark
In 2015, we recorded a $10.0 million gain relating to the sale of a non-core trademark.

Constant Currency Net Sales Growth
We present certain percentage changes in net sales on a constant currency basis, which excludes the impact of foreign currency exchange.  This measure is used internally by management in evaluating results of operations and determining incentive compensation.  We believe that this measure provides useful information to investors because it provides transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations have on the year-to-year comparability given volatility in foreign currency exchange markets.

To present this information for historical periods, current period net sales for entities reporting in other than the U.S. dollar are translated into U.S. dollars at the average monthly exchange rates in effect during the corresponding period of the prior fiscal year, rather than at the actual average monthly exchange rates in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.  A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended April 3, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(7.3)%	(9.3)%	2.0%
Total North America segment	(4.3)%	(0.4)%	(3.9)%

International and Other segment
Mexico	(13.8)%	(18.0)%	4.2%
Brazil	(21.8)%	(31.4)%	9.6%
India	(38.5)%	(5.1)%	(33.4)%
Greater China	(39.2)%	(2.6)%	(36.6)%
Total International and Other segment	(15.4)%	(7.3)%	(8.1)%

Total Company	(5.6)%	(1.2)%	(4.4)%

2016 Outlook
The following table provides a reconciliation of projected 2016 earnings per share-diluted, prepared in accordance with GAAP, to projected non-GAAP earnings per share-diluted for 2016, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2015 earnings per share-diluted, prepared in accordance with GAAP, to 2015 non-GAAP earnings per share-diluted is provided below for comparison.

	2016 (Projected)	2015
Reported EPS – Diluted	$4.16 - $4.23	$2.32
Business realignment activities	0.08 - 0.09	0.36
Acquisition integration costs	0.03 - 0.04	0.05
Non-service related pension expense	0.06 - 0.07	0.05
Settlement of SGM liability	(0.12)	—
Goodwill / intangible asset impairment	—	1.28
Loss on early extinguishment of debt	—	0.09
Gain on sale of trademark	—	(0.03)
Adjusted EPS – Diluted	$4.24 - $4.28	$4.12

Our 2016 projected earnings per share-diluted, as presented above, does not include the impact of mark-to-market gains and losses on our commodity derivative contracts that will be reflected within corporate unallocated expenses in our segment results until the related inventory is sold, pursuant to our revised accounting policy for commodity derivatives as discussed in Note 5 to the Unaudited Consolidated Financial Statements.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	April 3, 2016	April 5, 2015	Percent Change
In millions of dollars except per share amounts
Net Sales	$1,828.8	$1,937.8	(5.6)%
Cost of Sales	1,011.4	1,037.0	(2.5)%
Gross Profit	817.4	900.8	(9.3)%
Gross Margin	44.7%	46.5%
SM&A Expense	471.7	514.0	(8.2)%
SM&A Expense as a percent of net sales	25.8%	26.5%
Business Realignment Charges	6.1	2.6	134.6%
Operating Profit	339.5	384.2	(11.6)%
Operating Profit Margin	18.6%	19.8%
Interest Expense, Net	21.0	19.2	9.4%
Other (Income) Expense, Net	(21.2)	(9.8)	116.3%
Provision for Income Taxes	109.9	130.1	(15.5)%
Effective Income Tax Rate	32.3%	34.7%
Net Income	$229.8	$244.7	(6.1)%
Net Income Per Share—Diluted	$1.06	$1.10	(3.6)%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Results of Operations - First Quarter 2016 vs. First Quarter 2015
Net Sales
Net sales decreased 5.6% in 2016 compared with 2015, reflecting volume declines of 4.3%, an unfavorable impact from foreign currency exchange rates of 1.2% and unfavorable net price realization of 0.5%, partially offset by a 0.4% benefit from net acquisitions and divestitures. The volume decline was driven by lower North America volumes due primarily to a shorter Easter season in 2016 and lower non-seasonal activity as greater levels of innovation and in-store merchandising are anticipated over the remainder of the year, coupled with lower net sales in China. The unfavorable net price realization was attributed to increased levels of direct trade, which more than offset favorable price realization on seasonal products. Excluding foreign currency, our net sales decreased 4.4% in 2016.
Key U.S. Marketplace Metrics

For the 12 week period ended	April 3, 2016	April 5, 2015
Hershey's Consumer Takeaway Increase	8.2%	4.6%
Hershey's Market Share (Decrease) Increase	(0.1)	0.2
Consumer takeaway and the change in market share are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels.
These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category. In 2016, our performance benefited from an an earlier Easter, which fell one week earlier than in the prior year. Our chocolate market share increased by 0.1 points in the first quarter of 2016. However, this was offset by unfavorable non-chocolate candy performance, resulting in a market share decline of 0.1 points in the first quarter. In addition, Hershey's and Reese's snack mix items are not included in the CMG database as Nielsen captures this within salty snacks.

Cost of Sales and Gross Margin
Cost of sales decreased 2.5% in 2016 compared with 2015. Volume declines and supply chain productivity reduced cost of sales by approximately 8%. These declines were substantially offset by commodity mark-to-market losses and higher supply chain costs, which collectively increased cost of sales by approximately 5%. As described in Note 5, our commodity derivative instruments are no longer designated for hedge accounting treatment and, as a result, the changes in fair market value are recognized currently in cost of sales.
Gross margin decreased by 180 basis points in 2016 compared with 2015. Commodity mark-to-market losses and higher supply chain costs reduced gross margin by approximately 330 basis points. The declines were partially offset by supply chain productivity and cost savings initiatives as well as slightly lower commodity costs, which collectively improved gross margin by 150 basis points. On a non-GAAP basis, excluding the commodities mark-to-market losses as well as business realignment charges, 2016 gross margin increased by 20 basis points.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $42.3 million or 8.2% in 2016, due primarily to a 9.8% decline in advertising and related consumer marketing expense. North America new product launches, as well as merchandising and display activity, are expected to accelerate in the remainder of 2016 and be supported by advertising and related consumer marketing expense, which should increase at a percentage rate greater than net sales growth. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 decreased by 7.3% as compared to 2015, due to savings from the 2015 Productivity Initiative as well as our continued focus on non-essential spending. SM&A expenses in 2016 were also impacted by charges for business realignment activities of $8.8 million and non-service related pension expense of $1.9 million. In 2015, SM&A expenses included $3.6 million for business realignment activities and non-service related pension expense of $1.2 million.
Business Realignment Charges
In the first three months of 2016 and 2015, we recorded total business realignment charges of $6.1 million and $2.6 million, respectively. The 2016 charges related primarily to severance and other third party expenses attributed to the optimization of the China business and workforce structure that commenced in the first quarter of 2016. The 2015 charges were related to the divestiture of the Mauna Loa business.
Operating Profit and Operating Profit Margin
Operating profit decreased 11.6% in 2016 compared with 2015 due primarily to lower gross profit as well as higher business realignment charges, offset in part by the lower SM&A expenses.
Operating profit margin decreased to 18.6% in 2016 from 19.8% in 2015 due to the lower gross margin and higher business realignment charges.
On a non-GAAP basis, 2016 operating profit was flat, while operating profit margin improved 120 basis points, as compared with the same period of 2015.

Interest Expense, Net
Net interest expense was $1.8 million higher in 2016 than in 2015 due primarily to lower capitalized interest expense and lower interest income.
Other (Income) Expense, Net
Other (income) expense, net was $11.4 million higher in 2016 than in 2015, primarily attributed to the $26.7 million settlement of the Shanghai Golden Monkey liability in 2016, partially offset by write-down of equity investments qualifying for federal historic and energy tax credits. In 2015, other (income) expense, included the gain on the sale of a non-core trademark.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 32.3% for 2016 compared with 34.7% for 2015. The 2016 rate reflects the impacts of non-taxable income related to the settlement of the SGM liability and the income tax benefit from historic and energy tax credits, which were partially offset by the valuation allowance recorded against current year SGM operating losses.
Net Income and Net Income Per Share
Net income decreased $14.9 million, or 6.1%, while earnings per share-diluted (“EPS”) decreased $0.04, or 3.6%, in 2016 compared with 2015. The decreases in both net income and EPS were driven by lower gross profit as well as higher business realignment charges, as noted above. Our 2016 EPS also benefited from lower weighted-average shares outstanding, as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income decreased $4.6 million in 2016, or 1.9%, and EPS increased $0.01, or 0.9%, as compared with 2015. The changes in 2016 non-GAAP net income and EPS were primarily driven by gross margin expansion and the impact of other (income) expense, net. Our 2016 EPS also benefited from lower weighted-average shares outstanding, as noted above.

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, as well as business realignment and impairment charges, acquisition integration costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Information section at the beginning of this Item 2.
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015

Net Sales:
North America	$1,633,471	$1,706,995
International and Other	195,341	230,805
Total	$1,828,812	$1,937,800

Segment Income (Loss):
North America	$529,390	$554,306
International and Other	(13,233)	(21,759)
Total segment income	516,157	532,547
Unallocated corporate expense (1)	122,171	138,672
Unallocated mark-to-market losses on commodity derivatives (2)	34,946	—
Charges associated with business realignment activities	14,430	5,140
Non-service related pension expense	5,101	1,996
Acquisition integration costs	—	2,573
Operating profit	339,509	384,166
Interest expense, net	21,005	19,202
Other (income) expense, net	(21,225)	(9,840)
Income before income taxes	$339,729	$374,804

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold.

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 89.3% and 88.1% of our net sales for the three months ended April 3, 2016 and April 5, 2015, respectively. North America results for the three months ended April 3, 2016 and April 5, 2015 were as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015	Percent Change
In millions of dollars
Net sales	$1,633.5	$1,707.0	(4.3)%
Segment income	529.4	554.3	(4.5)%
Segment margin	32.4%	32.5%
Results of Operations - First Quarter 2016 vs. First Quarter 2015
Net sales of our North America segment decreased $73.5 million or 4.3% in 2016 compared to 2015, reflecting volume declines of 3.7%, unfavorable net price realization of 0.7% and an unfavorable impact from foreign currency exchange rates that reduced net sales by 0.4%, partially offset by the favorable net impact of acquisitions and divestitures of 0.5%. The volume decline was primarily due to a shorter Easter season in 2016 and lower non-seasonal activity as greater levels of innovation and in-store merchandising are anticipated over the remainder of the year. The unfavorable net price realization was attributed to increased levels of direct trade, which more than offset favorable price realization on seasonal products. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income decreased $24.9 million or 4.5% in 2016 compared to 2015, driven by lower sales. Advertising and related consumer marketing expense declined 6.6% versus the first quarter of 2015 due to timing.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in China, Mexico, Brazil and India, primarily for consumers in these markets, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 10.7% and 11.9% of our net sales for the three months ended April 3, 2016 and April 5, 2015, respectively. International and Other results for the three months ended April 3, 2016 and April 5, 2015 were as follows:

	Three Months Ended
	April 3, 2016	April 5, 2015	Percent Change
In millions of dollars
Net sales	$195.3	$230.8	(15.4)%
Segment loss	(13.2)	(21.8)	(39.4)%
Segment margin	(6.8)%	(9.4)%

Results of Operations - First Quarter 2016 vs. First Quarter 2015
Net sales of our International and Other segment decreased $35.5 million or 15.4% in 2016 compared to 2015, reflecting volume declines of 8.4%, the unfavorable impact from foreign currency exchange rates of 7.3% and the unfavorable impact from the Mauna Loa divestiture of 0.7%, partially offset by favorable net price realization of 1.0%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined approximately 8.1%.
The net sales decline was driven lower net sales in China as well as the discontinuance of the edible oil products in India. China net sales declined, as expected, by approximately 35% in the first quarter of 2016 as sell-in related to Chinese New Year items was lower than in the same period of 2015, reflecting the challenging macroeconomic environment and competitive activity. In the first quarter of 2016, China chocolate category retail sales declined by about 10%. Constant currency net sales in Mexico and Brazil increased nearly 6% driven by solid Hershey's marketplace performance.
Our International and Other segment loss decreased by $8.6 million in the first quarter of 2016 compared to 2015. Combined income in Latin America and export markets improved versus the prior year; however, this was more than offset by lower sales and unfavorable mix in China.
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
In the first quarter 2016, unallocated corporate items totaled $122.2 million compared to $138.7 million in 2015, with the reduction due primarily to cost savings from the 2015 Productivity Initiative discussed previously.

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
At April 3, 2016 , our cash and cash equivalents totaled $286.0 million. At December 31, 2015, our cash and cash equivalents totaled $346.5 million. Our cash and cash equivalents during the first three months of 2016 declined $60.5 million compared to the 2015 year-end balance as a result of the sources and uses of cash outlined in the discussion that follows.
Approximately two-thirds of the balance of our cash and cash equivalents at April 3, 2016 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $257.1 million in the first three months of 2016, a decrease of $2.1 million compared to $259.2 million generated in the same period of 2015. The decrease in net cash from operating activities was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory and accounts payable) used cash of $4 million in the 2016 period, while it generated cash of $36 million during the same period of 2015. This resulted in $40 million of lower cash flow in the 2016 period relative to 2015, which is driven by a higher inventory balance in the 2016 period in anticipation of upcoming product launches, partially offset by a lower trade accounts receivable balance in the 2016 period due to lower sales.

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation expense, excess tax benefit from stock-based compensation, deferred income taxes, business realignment and impairment charges, write-down of equity investments and the gain on settlement of SGM liability) resulted in $22 million of lower cash flow in the 2016 period relative to 2015.

These decreases were partially offset by the following net cash inflow:

•
The impact of our hedging activities unfavorably impacted cash flow by $10 million in the 2016 period versus a $59 million unfavorable impact in the 2015 period. This primarily reflects market gains and losses on our commodity futures. Our cash receipts typically decrease when futures market prices are decreasing.

Net cash used in investing activities totaled $49.2 million in the first three months of 2016, compared to $249.1 million in the same period of 2015. The variance of $199.9 million was driven by 2015 activity that related to the Krave acquisition for $219 million, partially offset by net proceeds of $32 million from the sale of Mauna Loa. Further details regarding our acquisition and disposition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements. For the full year 2016, we expect capital expenditures, including capitalized software, to approximate $285 million to $295 million.
Net cash used in financing activities totaled $271.2 million in the first three months of 2016, compared to $76.5 million in the same period of 2015. The variance of $194.7 million was primarily driven by a reduction in foreign short-term borrowings in 2016 of approximately $90 million, $36 million used to purchase the remaining 20% of SGM on February 3, 2016 and $18 million less in proceeds from the exercise of stock options.
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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures, including SGM;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our expanding international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•	We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies; and

•	Such other matters as discussed in our 2015 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $850 million at April 3, 2016 and December 31, 2015, respectively. The notional amount includes $350 million of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at April 3, 2016 and December 31, 2015, respectively. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of April 3, 2016 would have increased interest expense by approximately $0.9 million for the first three months of 2016 and $3.6 million for the full year 2015.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at April 3, 2016 and December 31, 2015 by approximately $75 million and $76 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $10.0 million as of April 3, 2016 and $3.2 million as of December 31, 2015. Our open commodity contracts had a notional value of $552.6 million as of April 3, 2016 and $374.8 million as of December 31, 2015. At the end of the first quarter of 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $55.3 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2015 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 3, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 3, 2016.
Changes in Internal Controls Over Financial Reporting
During the fourth quarter of fiscal 2015, we identified and disclosed a material weakness in our internal control over financial reporting related to hedge accounting compliance for cocoa commodity derivatives. The material weakness arose in the quarter ended October 4, 2015, and was the result of changes the Company made in the third quarter of fiscal 2015 to its hedging program and related controls. Specifically, the control designed to monitor compliance with the Company's hedge documentation, pursuant to the provisions of FASB ASC Topic 815, Derivatives and Hedging (ASC 815), did not operate as designed during the third and fourth quarters of fiscal 2015. As a result, instances of non-compliance with our hedging program related to cocoa derivatives occurred and were not detected timely and, therefore, we did not meet the technical requirements to qualify for cash flow hedge accounting treatment under ASC 815. The material weakness resulted in an immaterial error in cost of goods sold and accumulated other comprehensive income in the Company's financial statements as of and for the quarter ended October 4, 2015.
As disclosed previously, effective January 1, 2016, the Company is no longer designating any of its existing or future purchases of cocoa or other commodity derivatives as cash flow hedges and is not electing to qualify for hedge accounting treatment. As a result, the controls associated with monitoring compliance with ASC 815 to qualify for hedge accounting are no longer relevant for our commodity hedges; therefore, there is no need for remediation of the material weakness.
Except as noted above, there were no other changes in our internal control over financial reporting during the quarter ended April 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
Risk Factors as of April 3, 2016 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended April 3, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 31	—	$—	—	$20,249
February 1 through February 28	1,930,500	$89.65	1,930,500	$347,016
February 29 through April 3	1,436,261	$90.33	1,436,261	$216,295
Total	3,366,761	$89.93	3,366,761

(1)
All of the shares of Common Stock purchased during the three months ended April 3, 2016 were purchased in open market transactions. During the three months ended April 3, 2016, no shares of Common Stock were purchased in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2015, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2016. In February 2016, our Board of Directors approved an additional $500 million share repurchase authorization. As of April 3, 2016, approximately $216 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2016.+
10.2	Form of Notice of Special Award of Restricted Stock Units (pro-rata vest).*+
10.3	Form of Notice of Award of Restricted Stock Units.*+
10.4	Form of Notice of Award of Performance Stock Units.*+
10.5	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan.*+
10.6	Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 15, 2016.*+
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: April 29, 2016	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: April 29, 2016	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)