Form 10-Q
period 2016-07-03
HERSHEY CO
filed 2016-07-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016
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
Common Stock, one dollar par value—152,569,727 shares, as of July 22, 2016.
Class B Common Stock, one dollar par value—60,619,777 shares, as of July 22, 2016.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended July 3, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net sales	$1,637,671	$1,578,825	$3,466,483	$3,516,625
Costs and expenses:
Cost of sales	890,273	843,417	1,901,709	1,880,374
Selling, marketing and administrative	462,531	455,545	934,265	969,555
Goodwill impairment	—	249,811	—	249,811
Business realignment charges	22,105	22,552	28,238	25,219
Total costs and expenses	1,374,909	1,571,325	2,864,212	3,124,959
Operating profit	262,762	7,500	602,271	391,666
Interest expense, net	21,338	18,877	42,343	38,079
Other (income) expense, net	8,128	4,759	(13,097)	(5,081)
Income (loss) before income taxes	233,296	(16,136)	573,025	358,668
Provision for income taxes	87,340	83,805	197,237	213,872
Net income (loss)	$145,956	$(99,941)	$375,788	$144,796

Net income (loss) per share—basic:
Common stock	$0.70	$(0.47)	$1.79	$0.67
Class B common stock	$0.64	$(0.42)	$1.64	$0.62

Net income (loss) per share—diluted:
Common stock	$0.68	$(0.47)	$1.74	$0.65
Class B common stock	$0.64	$(0.42)	$1.63	$0.62

Dividends paid per share:
Common stock	$0.583	$0.535	$1.166	$1.070
Class B common stock	$0.530	$0.486	$1.060	$0.972

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net income (loss)	$145,956	$(99,941)	$375,788	$144,796
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,420	2,668	13,586	(25,050)
Pension and post-retirement benefit plans	(2,612)	5,466	2,489	10,927
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(13,789)	91,029	(35,933)	64,937
Reclassification adjustments	(2,175)	(11,098)	(7,087)	(11,497)
Total other comprehensive income (loss), net of tax	(17,156)	88,065	(26,945)	39,317
Total comprehensive income (loss)	$128,800	$(11,876)	$348,843	$184,113
Comprehensive loss (income) attributable to noncontrolling interests	213	(578)	1,289	2,931
Comprehensive income (loss) attributable to The Hershey Company	$129,013	$(12,454)	$350,132	$187,044

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 3, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$250,185	$346,529
Accounts receivable—trade, net	483,545	599,073
Inventories	871,285	750,970
Prepaid expenses and other	202,584	152,026
Total current assets	1,807,599	1,848,598
Property, plant and equipment, net	2,198,615	2,240,460
Goodwill	818,380	684,252
Other intangibles	521,233	379,305
Other assets	157,213	155,366
Deferred income taxes	64,344	36,390
Total assets	$5,567,384	$5,344,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$455,225	$474,266
Accrued liabilities	718,921	856,967
Accrued income taxes	102	23,243
Short-term debt	997,120	363,513
Current portion of long-term debt	500,078	499,923
Total current liabilities	2,671,446	2,217,912
Long-term debt	1,571,179	1,557,091
Other long-term liabilities	496,110	468,718
Deferred income taxes	53,988	53,188
Total liabilities	4,792,723	4,296,909

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at July 3, 2016 and December 31, 2015, respectively	—	—
Common stock, shares issued: 299,281,967 at July 3, 2016 and 299,281,967 at December 31, 2015, respectively	299,281	299,281
Class B common stock, shares issued: 60,619,777 at July 3, 2016 and 60,619,777 at December 31, 2015, respectively	60,620	60,620
Additional paid-in capital	817,135	783,877
Retained earnings	6,030,252	5,897,603
Treasury—common stock shares, at cost: 147,104,547 at July 3, 2016 and 143,124,384 at December 31, 2015, respectively	(6,082,657)	(5,672,359)
Accumulated other comprehensive loss	(396,681)	(371,025)
The Hershey Company stockholders’ equity	727,950	997,997
Noncontrolling interests in subsidiaries	46,711	49,465
Total stockholders’ equity	774,661	1,047,462
Total liabilities and stockholders’ equity	$5,567,384	$5,344,371

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 3, 2016	July 5, 2015
Operating Activities
Net income	$375,788	$144,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,779	118,801
Stock-based compensation expense	26,208	26,615
Excess tax benefits from stock-based compensation	(14,813)	(21,111)
Deferred income taxes	(5,615)	(20,044)
Goodwill impairment	—	249,811
Contributions to pension and other benefits plans	(16,544)	(10,664)
Write-down of equity investments	15,061	4,664
Gain on settlement of SGM liability (see Note 2)	(26,650)	—
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade, net	118,932	133,382
Inventories	(110,987)	(59,773)
Accounts payable and accrued liabilities	(120,935)	(128,545)
Other assets and liabilities	(50,126)	48,383
Net cash provided by operating activities	347,098	486,315
Investing Activities
Capital additions (including software)	(104,109)	(152,353)
Proceeds from sales of property, plant and equipment	1,657	1,010
Proceeds from sale of business	—	32,408
Equity investments in tax credit qualifying partnerships	(16,763)	(1,865)
Business acquisitions, net of cash and cash equivalents acquired	(285,374)	(218,654)
Net cash used in investing activities	(404,589)	(339,454)
Financing Activities
Net increase in short-term debt	630,121	253,978
Long-term borrowings	—	1,564
Repayment of long-term debt	—	(660)
Payment of SGM liability (see Note 2)	(35,762)	—
Cash dividends paid	(243,139)	(228,962)
Exercise of stock options	45,946	53,079
Excess tax benefits from stock-based compensation	14,813	21,111
Repurchase of common stock	(452,580)	(315,664)
Net cash used in financing activities	(40,601)	(215,554)
Effect of exchange rate changes on cash and cash equivalents	1,748	(3,502)
Decrease in cash and cash equivalents	(96,344)	(72,195)
Cash and cash equivalents, beginning of period	346,529	374,854
Cash and cash equivalents, end of period	$250,185	$302,659
Supplemental Disclosure
Interest paid	$42,005	$42,568
Income taxes paid	239,501	214,072

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2015	$—	$299,281	$60,620	$783,877	$5,897,603	$(5,672,359)	$(371,025)	$49,465	$1,047,462
Net income					375,788				375,788
Other comprehensive loss							(25,656)	(1,289)	(26,945)
Dividends:
Common Stock, $1.166 per share					(178,882)				(178,882)
Class B Common Stock, $1.06 per share					(64,257)				(64,257)
Stock-based compensation				25,496					25,496
Exercise of stock options and incentive-based transactions				7,762		42,282			50,044
Repurchase of common stock						(452,580)			(452,580)
Net loss attributable to noncontrolling interests								(1,465)	(1,465)
Balance, July 3, 2016	$—	$299,281	$60,620	$817,135	$6,030,252	$(6,082,657)	$(396,681)	$46,711	$774,661
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
Operating results for the quarter ended July 3, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Reclassifications
Certain prior period amounts presented in the Consolidated Statements of Cash Flows have been reclassified to conform to the current year presentation.
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
2016 Activity
Ripple Brand Collective, LLC
On April 26, 2016, we completed the acquisition of all of the outstanding shares of Ripple Brand Collective, LLC, a privately held company based in Congers, New York that owns the barkTHINS mass premium chocolate snacking brand. The barkTHINS brand is largely sold in the United States in take-home resealable packages and is available in the club channel, as well as select natural and conventional grocers. The business enables us to expand our mass premium offerings and is expected to generate 2016 annual net sales of approximately $65 million to $75 million.
The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$127,455
Trademarks	91,200
Other intangible assets	60,900
Other assets, primarily current assets, net of cash acquired totaling $674	13,030
Current liabilities	(7,211)
Net assets acquired	$285,374
The purchase price allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities and expect to finalize the purchase price allocation by the end of 2016.
Goodwill is calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill resulting from the acquisition is attributable primarily to the value of leveraging our brand building expertise, consumer insights, supply chain capabilities and retail relationships to accelerate growth and access to barkTHINS products.
Acquired trademarks were assigned estimated useful lives of 27 years, while other intangibles, including customer relationships and covenants not to compete, were assigned estimated useful lives ranging from 2 to 14 years.
The recorded goodwill, trademarks and other intangibles are expected to be deductible for tax purposes.
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
2015 Divestiture
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”). The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of approximately $32,400. As a result of the expected sale, in 2014, we recorded an estimated loss on the anticipated sale of $22,256 to reflect the disposal entity at fair value, less an estimate of the selling costs. This amount included impairment charges totaling $18,531 to write down goodwill and the indefinite-lived trademark intangible asset, based on the valuation of these assets as implied by the agreed-upon sales price. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits. The loss on the sale is reflected within business realignment charges in the Unaudited Consolidated Statements of Income.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 3, 2016 are as follows:

	North America	International and Other	Total
Balance at December 31, 2015	$662,083	$22,169	$684,252
Acquired during the period (see Note 2)	127,455	—	127,455
Foreign currency translation	7,444	(771)	6,673
Balance at July 3, 2016	$796,982	$21,398	$818,380
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	July 3, 2016	December 31, 2015
Intangible assets not subject to amortization:
Trademarks	43,362	43,775
Intangible assets subject to amortization:
Trademarks, customer relationships, patents and other finite-lived intangibles	545,280	390,900
Less: accumulated amortization	(67,409)	(55,370)
Total other intangible assets	$521,233	$379,305
Total amortization expense for the three months ended July 3, 2016 and July 5, 2015 was $5,964 and $6,115, respectively. Total amortization expense for the six months ended July 3, 2016 and July 5, 2015 was $11,144 and $11,129, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which currently expires in November 2020. This agreement also includes an option to increase borrowings by an additional $400,000 with the consent of the lenders. On June 16, 2016, we entered into an additional unsecured revolving credit facility that provides for borrowings up to $500,000. This facility expires on June 15, 2017.
These credit agreements contain certain financial and other covenants, customary representations, warranties and events of default. As of July 3, 2016, we were in compliance with all covenants pertaining to the credit agreements, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
In addition to the revolving credit facilities, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $201,740 and $313,520 at July 3, 2016 and December 31, 2015, respectively. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At July 3, 2016, we had outstanding commercial paper totaling $795,380, at a weighted average interest rate of 0.44%. At December 31, 2015, we had outstanding commercial paper totaling $49,993, at a weighted average interest rate of 0.40%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

	July 3, 2016	December 31, 2015
5.45% Notes due 2016	250,000	250,000
1.50% Notes due 2016	250,000	250,000
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
7.2% Debentures due 2027	193,639	193,639
Other obligations, net of debt issuance costs and unamortized debt discount	92,903	78,660
Total long-term debt	2,071,257	2,057,014
Less—current portion	500,078	499,923
Long-term portion	$1,571,179	$1,557,091
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Interest expense	$22,997	$23,259	$46,522	$46,283
Less: Capitalized interest	(1,386)	(3,226)	(3,561)	(6,243)
Interest expense	21,611	20,033	42,961	40,040
Interest income	(273)	(1,156)	(618)	(1,961)
Interest expense, net	$21,338	$18,877	$42,343	$38,079
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Through 2015, we designated the majority of our commodity derivative instruments as cash flow hedges under the hedge accounting requirements. Under hedge accounting, we account for the effective portion of mark-to-market gains and losses on commodity derivative instruments in other comprehensive income, to be recognized in cost of sales in the same period

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

that we record the hedged raw material requirements in cost of sales. The ineffective portion of gains and losses is recorded currently in cost of sales.
Effective July 6, 2015 for cocoa commodity derivatives and January 1, 2016 for other commodity derivatives, we discontinued the designation of any of our existing or new cocoa or other commodity derivatives for hedge accounting treatment.  Since such dates, changes in the fair value of these derivatives have been recorded as incurred within cost of sales. Effective as of such dates, we also revised our definition of segment income to exclude gains and losses on commodity derivatives until the related inventory is sold.  This change to our definition of segment income enables us to continue to align the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for 3- to 24-month periods. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $49,852 at July 3, 2016 and $10,752 at December 31, 2015. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at July 3, 2016 and December 31, 2015, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, we enter into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. The notional amount of interest rate derivative instruments in cash flow hedging relationships was $500,000 at July 3, 2016 and December 31, 2015, respectively.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest payment and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $350,000 at July 3, 2016 and December 31, 2015, respectively.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. We use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for 3- to 12-month periods. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding was $19,048 at July 3, 2016 and $22,230 at December 31, 2015.

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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 3, 2016 and December 31, 2015:

	July 3, 2016		December 31, 2015
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$—	$—	$479
Foreign exchange contracts (3)	26	5,630	367	475
Interest rate swap agreements (4)	—	87,248	—	40,299
	26	92,878	367	41,253
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	15,374	—	4,313	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	5,067	—	—	1,574
Deferred compensation derivatives (5)	418	—	1,198	—
Foreign exchange contracts (3)	—	425	69	—
	5,485	425	1,267	1,574
Total	$20,885	$93,303	$5,947	$42,827

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of July 3, 2016, assets included the net of assets of $63,644 and liabilities of $58,663 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2015 were assets of $54,090 and liabilities of $54,860. At July 3, 2016 and December 31, 2015, the remaining amount in assets and liabilities, respectively, related to the fair value of other non-exchange traded derivative instruments.

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

Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of July 3, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, was as follows:

	Fair Value		Carrying Value
	July 3, 2016	December 31, 2015	July 3, 2016	December 31, 2015
Current portion of long-term debt	$501,969	$509,580	$500,078	$499,923
Long-term debt	1,756,515	1,668,379	1,571,179	1,557,091
Total	$2,258,484	$2,177,959	$2,071,257	$2,057,014
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 3, 2016 and July 5, 2015 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2016	2015	2016	2015	2016	2015	2016	2015
Commodities futures and options	$39,011	$—	$—	$112,288	$6,139	$19,100	$—	$1,141
Foreign exchange contracts	(253)	(209)	(3,916)	(1,744)	(761)	(253)	—	—
Interest rate swap agreements	—	—	(17,156)	36,357	(1,511)	(1,124)	—	—
Deferred compensation derivatives	418	207	—	—	—	—	—	—
Total	$39,176	$(2)	$(21,072)	$146,901	$3,867	$17,723	$—	$1,141

(a)
Gains (losses) recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

(b)
Gains (losses) reclassified from accumulated OCI ("AOCI") into income were included in cost of sales for commodities futures and options contracts and for foreign currency forward exchange contracts designated as hedges of purchases of inventory or other productive assets. Other gains (losses) for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. Losses reclassified from AOCI into income for interest rate swap agreements were included in interest expense.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

(c)	Gains representing hedge ineffectiveness were included in cost of sales for commodities futures and options contracts.
The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 3, 2016 and July 5, 2015 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI (effective portion)		Gains (losses) reclassified from AOCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2016	2015	2016	2015	2016	2015	2016	2015
Commodities futures and options	$70	$(2,777)	$—	$97,190	$15,869	$20,300	$—	$854
Foreign exchange contracts	(457)	(276)	(8,032)	(504)	(1,022)	88	—	—
Interest rate swap agreements	—	—	(46,949)	8,003	(3,071)	(2,313)	—	—
Deferred compensation derivatives	821	379	—	—	—	—	—	—
Total	$434	$(2,674)	$(54,981)	$104,689	$11,776	$18,075	$—	$854

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
The amount of net losses on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified from AOCI into earnings in the next 12 months was approximately $1,624 after tax as of July 3, 2016. This amount was primarily associated with losses on interest rate swap agreements and foreign currency forward exchange contracts which more than offset gains on commodities futures contracts.
Fair Value Hedges
For the three months ended July 3, 2016 and July 5, 2015, we recognized a pretax benefit to interest expense of $1,137 and $1,954, respectively, relating to our fixed-to-floating interest swap agreements. For the six months ended July 3, 2016 and July 5, 2015, we recognized a pretax benefit to interest expense of $2,454 and $4,049, respectively, relating to our fixed-to-floating interest swap arrangements.
6. NONCONTROLLING INTEREST IN SUBSIDIARY
We currently own a 50% controlling interest in Lotte Shanghai Food Company (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

A roll-forward showing the 2016 activity relating to the noncontrolling interest follows:

Noncontrolling Interests
Balance, December 31, 2015	$49,465
Net loss attributable to noncontrolling interests (1)	(1,465)
Other comprehensive loss - foreign currency translation adjustments	(1,289)
Balance, July 3, 2016	$46,711
(1) Amount is not considered significant and is presented within selling, marketing and administrative expenses.
7. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended			Three Months Ended
	July 3, 2016			July 5, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income (loss)			$145,956			$(99,941)
Other comprehensive income (loss):
Foreign currency translation adjustments	$1,420	$—	1,420	$2,668	$—	2,668
Pension and post-retirement benefit plans (a)	(4,181)	1,569	(2,612)	8,152	(2,686)	5,466
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(21,072)	7,283	(13,789)	146,901	(55,872)	91,029
Reclassification adjustments (b)	(3,867)	1,692	(2,175)	(17,723)	6,625	(11,098)
Total other comprehensive income (loss)	$(27,700)	$10,544	(17,156)	$139,998	$(51,933)	88,065
Total comprehensive income (loss)			$128,800			$(11,876)
Comprehensive loss (gain) attributable to noncontrolling interests			213			(578)
Comprehensive income (loss) attributable to The Hershey Company			$129,013			$(12,454)

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended			Six Months Ended
	July 3, 2016			July 5, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$375,788			$144,796
Other comprehensive income (loss):
Foreign currency translation adjustments	$13,586	$—	13,586	$(25,050)	$—	(25,050)
Pension and post-retirement benefit plans (a)	4,499	(2,010)	2,489	16,814	(5,887)	10,927
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(54,981)	19,048	(35,933)	104,689	(39,752)	64,937
Reclassification adjustments (b)	(11,776)	4,689	(7,087)	(18,075)	6,578	(11,497)
Total other comprehensive income (loss)	$(48,672)	$21,727	(26,945)	$78,378	$(39,061)	39,317
Total comprehensive income			$348,843			$184,113
Comprehensive loss attributable to noncontrolling interests			1,289			2,931
Comprehensive income attributable to The Hershey Company			$350,132			$187,044

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 11.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.
The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

	July 3, 2016	December 31, 2015
Foreign currency translation adjustments	$(86,361)	$(101,236)
Pension and post-retirement benefit plans, net of tax	(252,159)	(254,648)
Cash flow hedges, net of tax	(58,161)	(15,141)
Total accumulated other comprehensive loss	$(396,681)	$(371,025)
8. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net include the following:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Write-down of equity investments in partnerships qualifying for tax credits	$9,468	$4,644	$15,061	$4,644
Settlement of Shanghai Golden Monkey liability (see Note 2)	—	—	(26,650)	—
Gain on sale of non-core trademark	—	—	—	(9,950)
Other (income) expense, net	(1,340)	115	(1,508)	225
Total	$8,128	$4,759	$(13,097)	$(5,081)
9. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the six months ended July 3, 2016 and July 5, 2015 were 34.4% and 59.6%, respectively. Adjusting for

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

the impact of the 2015 non-deductible goodwill impairment charge, the 2015 year to date effective income tax rate was 35.1%. The 2016 effective tax rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and income tax benefits from investment tax credits, which were partially offset by the current period SGM valuation allowance.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6,883 within the next 12 months because of the expiration of statutes of limitations and settlement of tax audits.
10. BUSINESS REALIGNMENT ACTIVITIES
2016 Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which will result in select facility consolidations. The program encompasses the continued transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as the consolidation of production within certain facilities in China and North America.
We expect to incur pre-tax costs of approximately $120 million over three years, including approximately $65 million in non-cash asset-related incremental depreciation costs, with the remainder relating to severance and employee benefit costs, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The program is expected to drive annual savings of approximately $45 million by 2018.
2015 Productivity Initiative
In mid-2015, we initiated a productivity initiative (the “2015 Productivity Initiative”) intended to move decision making closer to the customer and the consumer, to enable a more enterprise-wide approach to innovation, to more swiftly advance our knowledge agenda, and to provide for a more efficient cost structure, while ensuring that we effectively allocate resources to future growth areas. Overall, the 2015 Productivity Initiative was undertaken to simplify the organizational structure to enhance the Company's ability to rapidly anticipate and respond to the changing demands of the global consumer.
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the three and six months ended July 3, 2016, we incurred charges totaling $14,826 and $16,284, respectively, representing pension settlement charges, adjustments to estimated severance benefits and incremental third-party costs related to the design and implementation of the new organizational structure. We have incurred total costs of $122,040 since the program's inception. This includes pension settlement charges of $12,646 recorded in the second quarter of 2016 and $10,178 recorded in the fourth quarter of 2015, relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Excluding the pension settlement costs recorded in 2016 and 2015 and any additional pension settlement costs that could be triggered by additional lump sum withdrawals in 2016, total pre-tax charges and costs for this program are currently expected to be approximately $103 million, the majority of which are cash. The remaining costs for the 2015 Productivity Initiative are expected to be incurred in the third quarter of 2016.
Other international programs
Costs incurred for the three and six months ended July 5, 2015 related principally to accelerated depreciation and amortization and employee severance costs for a couple of programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Expenses recorded for business realignment activities during the three and six months ended July 3, 2016 and July 5, 2015 were classified as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Cost of sales (1):
Operational optimization program	$33,965	$—	$33,478	$—
Other international restructuring programs	—	1,328	—	2,676
Total cost of sales	33,965	1,328	33,478	2,676
Selling, marketing and administrative (2):
Operational optimization program	3,376	—	9,408	—
2015 productivity initiative	2,649	—	5,401	—
Other international restructuring programs	—	4,945	—	6,070
Total selling, marketing and administrative	6,025	4,945	14,809	6,070
Business realignment charges (3):
Operational optimization program	9,928	—	17,355	—
2015 productivity initiative	12,177	22,552	10,883	22,552
Divestiture of Mauna Loa (see Note 2)	—	—	—	2,667
Total business realignment charges	22,105	22,552	28,238	25,219
Total charges associated with business realignment activities	$62,095	$28,825	$76,525	$33,965

(1)	Charges primarily relate to non-cash asset-related accelerated depreciation and amortization.

(2)	Charges primarily relate to third-party costs incurred to execute the restructuring initiatives.

(3)	Charges largely relate to employee severance and benefits, including pension settlement costs for the 2015 Productivity Initiative.
The costs and related benefits of the Operational Optimization Program relate approximately 15% to the North America segment and 85% to the International and Other segment. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment, while the costs and related benefits of the other international programs relate primary to the International and Other segment. However, segment operating results do not include business realignment and related charges because we evaluate segment performance excluding such charges.
The following table presents the liability activity for employee-related costs qualifying as exit and disposal costs:

Total
Liability balance at December 31, 2015	$16,310
2016 business realignment charges	15,592
Cash payments	(16,925)
Other, net	(161)
Liability balance at July 3, 2016	$14,816
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the second quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Service cost	$5,699	$6,810	$75	$99
Interest cost	10,999	10,857	2,429	2,513
Expected return on plan assets	(14,832)	(17,158)	—	—
Amortization of prior service (credit) cost	(261)	(296)	144	153
Amortization of net loss (gains)	8,801	7,232	6	(29)
Net periodic benefit cost	10,406	7,445	2,654	2,736
Settlement cost	16,938	—	—	—
Total net periodic benefit cost	$27,344	$7,445	$2,654	$2,736

During the second quarter of 2016, the cumulative lump sum settlement distributions in the salaried defined benefit pension plan exceeded the anticipated annual service and interest costs, resulting in a non-cash pension settlement charge of $16,938 from the acceleration of a portion of the accumulated unrecognized actuarial loss. This includes lump sum withdrawals by employees retiring or leaving the Company as a result of the 2015 Productivity Initiative (see Note 10). As a result of the lump sum settlements, certain U.S. pension plan assets and liabilities were remeasured at July 3, 2016 using a discount rate of 3.25%, compared to 4.0% as of December 31, 2015 and an expected rate of return on plan assets of 6.1%.

We made contributions of $661 and $7,044 to the pension plans and other benefits plans, respectively, during the second quarter of 2016. In the second quarter of 2015, we made contributions of $485 and $4,872 to our pension plans and other benefits plans, respectively. The contributions in 2016 and 2015 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Service cost	$11,583	$14,233	$149	$271
Interest cost	21,834	22,162	4,865	5,101
Expected return on plan assets	(29,373)	(34,539)	—	—
Amortization of prior service (credit) cost	(523)	(587)	288	306
Amortization of net loss (gains)	17,608	15,304	(6)	(29)
Net periodic benefit cost	21,129	16,573	5,296	5,649
Settlement cost	16,938	—	—	—
Total net periodic benefit cost	$38,067	$16,573	$5,296	$5,649

We made contributions of $1,836 and $14,708 to the pension plans and other benefits plans, respectively, during the first six months of 2016. In the first six months of 2015, we made contributions of $1,336 and $9,328 to our pension plans and other benefits plans, respectively. The contributions in 2016 and 2015 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Pre-tax compensation expense	$14,530	$12,726	$26,208	$26,615
Related income tax benefit	4,693	4,481	8,780	9,342
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of July 3, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $87,511 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended July 3, 2016 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	6,842,563	$75.48	5.8 years
Granted	1,330,005	$90.38
Exercised	(1,182,665)	$55.11
Forfeited	(170,064)	$101.29
Outstanding as of July 3, 2016	6,819,839	$81.28	6.6 years	$124,086
Options exercisable as of July 3, 2016	4,018,692	$70.96	5.0 years	$111,935
The weighted-average fair value of options granted was $11.42 and $19.26 per share for the periods ended July 3, 2016 and July 5, 2015, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 3, 2016	July 5, 2015
Dividend yields	2.4%	2.0%
Expected volatility	16.8%	20.2%
Risk-free interest rates	1.5%	1.9%
Expected lives in years	6.8	6.6
The total intrinsic value of options exercised was $49,091 and $53,698 for the periods ended July 3, 2016 and July 5, 2015, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended July 3, 2016 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	495,207	$106.40
Granted	514,089	$92.95
Performance assumption change	77,168	$95.07
Vested	(199,988)	$95.69
Forfeited	(24,873)	$98.77
Outstanding as of July 3, 2016	861,603	$102.05
The table above excludes PSU awards for 6,765 units as of July 3, 2016 and 20,586 units as of December 31, 2015 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Six Months Ended
	July 3, 2016	July 5, 2015
Units granted	514,089	304,972
Weighted-average fair value at date of grant	$92.95	$108.08
Monte Carlo simulation assumptions:
Estimated values	$38.02	$61.22
Dividend yields	2.5%	2.0%
Expected volatility	17.0%	14.9%
The intrinsic value of share-based liabilities paid, combined with the fair value of shares vested, totaled $18,079 and $39,433 for the periods ended July 3, 2016 and July 5, 2015, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 479,446 units as of July 3, 2016. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on accelerating growth in our focus international markets, as we transform into a more global company. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates over 85% of our annual consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

•
North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.
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
Accounting policies associated with our operating segments are generally the same as those described in Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, with the exception of our accounting methodology for commodities derivatives. As discussed in Note 5, derivatives used to manage commodity price risk are not designated for hedge accounting treatment. These derivatives are recognized at fair market value with the resulting realized and unrealized losses recognized in unallocated derivative gains (losses) outside of the reporting segment results. The gains and losses are subsequently recognized in the operating results of the segments in the period in which the underlying transaction being economically hedged is included in earnings.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net sales:
North America	$1,444,841	$1,399,574	$3,078,312	$3,106,569
International and Other	192,830	179,251	388,171	410,056
Total	$1,637,671	$1,578,825	$3,466,483	$3,516,625

Segment income:
North America	$425,723	$460,667	$955,113	$1,014,973
International and Other	(3,462)	(44,485)	(16,695)	(66,244)
Total segment income	422,261	416,182	938,418	948,729
Unallocated corporate expense (1)	126,623	126,794	248,794	265,466
Unallocated mark-to-market gains on commodity derivatives (2)	(39,886)	—	(4,940)	—
Goodwill impairment	—	249,811	—	249,811
Charges associated with business realignment activities	62,095	28,825	76,525	33,965
Non-service related pension expense	9,205	931	14,306	2,927
Acquisition integration costs	1,462	2,321	1,462	4,894
Operating profit	262,762	7,500	602,271	391,666
Interest expense, net	21,338	18,877	42,343	38,079
Other (income) expense, net	8,128	4,759	(13,097)	(5,081)
Income (loss) before income taxes	$233,296	$(16,136)	$573,025	$358,668

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold. See Note 5.
Activity within the unallocated mark-to-market gains (losses) on commodity derivatives for the three and six months ended July 3, 2016 included:

	Three Months Ended	Six Months Ended
	July 3, 2016	July 3, 2016
Net gains on mark-to-market valuation of unallocated commodity derivative positions	$(39,011)	$(70)
Net losses on commodity derivative positions allocated to segment income	875	4,870
Net gains on mark-to-market valuation of commodity derivative positions remaining in unallocated derivative gains	$(39,886)	$(4,940)
Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify losses on commodity derivatives of $1.5 million after tax to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
North America	$39,844	$39,439	$78,786	$74,952
International and Other	13,085	9,090	24,008	20,140
Corporate (1)	43,937	11,934	53,985	23,709
Total	$96,866	$60,463	$156,779	$118,801

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 10. Such amounts are not included within our measure of segment income.

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 3, 2016
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	4,640,964	$420,249
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	354,320	32,331
Total share repurchases	4,995,284	452,580
Shares issued for stock options and incentive compensation	(1,015,121)	(42,282)
Net change	3,980,163	$410,298
The $250 million share repurchase program approved by our Board of Directors in February 2015 was completed in the first quarter of 2016.
In February 2016, our Board of Directors approved an additional $500 million authorization to repurchase shares of our Common Stock. As of July 3, 2016, $100 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

16. EARNINGS (LOSS) PER SHARE
We compute basic earnings (loss) per share for Common Stock and Class B common stock using the two-class method. The Class B common stock is convertible into Common Stock on a share-for-share basis at any time. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B common stock. The computation of diluted earnings (loss) per share for Common Stock assumes the conversion of Class B common stock using the if-converted method, while the diluted earnings (loss) per share of Class B common stock does not assume the conversion of those shares.
We compute basic and diluted earnings (loss) per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	July 3, 2016		July 5, 2015
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings (loss) per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$88,615	$32,129	$84,795	$29,461
Allocation of undistributed earnings (loss)	18,528	6,684	(159,094)	(55,103)
Total earnings (loss)—basic	$107,143	$38,813	$(74,299)	$(25,642)

Denominator (shares in thousands):
Total weighted-average shares—basic	152,774	60,620	158,993	60,620

Earnings (Loss) Per Share—basic	$0.70	$0.64	$(0.47)	$(0.42)

Diluted earnings (loss) per share:
Numerator:
Allocation of total earnings (loss) used in basic computation	$107,143	$38,813	$(74,299)	$(25,642)
Reallocation of total earnings (loss) as a result of conversion of Class B common stock to Common stock	38,813	—	(25,642)	—
Reallocation of undistributed loss	—	(36)	—	—
Total earnings (loss)—diluted	$145,956	$38,777	$(99,941)	$(25,642)

Denominator (shares in thousands):
Number of shares used in basic computation	152,774	60,620	158,993	60,620
Weighted-average effect of dilutive securities (1):
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	973	—	—	—
Performance and restricted stock options	137	—	—	—
Total weighted-average shares—diluted	214,504	60,620	219,613	60,620

Earnings (Loss) Per Share—diluted	$0.68	$0.64	$(0.47)	$(0.42)

(1)	For the three months ended July 5, 2015, dilutive securities are not included as they are antidilutive in the calculation of earnings per share-diluted when calculated based on a net loss.
The earnings per share calculations for the three months ended July 3, 2016 and July 5, 2015 excluded 3,601 and 4,175, respectively, of stock options that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 3, 2016		July 5, 2015
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$178,882	$64,257	$170,041	$58,922
Allocation of undistributed earnings (loss)	97,737	34,912	(62,568)	(21,599)
Total earnings—basic	$276,619	$99,169	$107,473	$37,323

Denominator (shares in thousands):
Total weighted-average shares—basic	154,283	60,620	159,520	60,620

Earnings Per Share—basic	$1.79	$1.64	$0.67	$0.62

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$276,619	$99,169	$107,473	$37,323
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	99,169	—	37,323	—
Reallocation of undistributed (loss) earnings	—	(191)	—	179
Total earnings—diluted	$375,788	$98,978	$144,796	$37,502

Denominator (shares in thousands):
Number of shares used in basic computation	154,283	60,620	159,520	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	989	—	1,514	—
Performance and restricted stock options	162	—	281	—
Total weighted-average shares—diluted	216,054	60,620	221,935	60,620

Earnings Per Share—diluted	$1.74	$1.63	$0.65	$0.62
The earnings per share calculations for the six months ended July 3, 2016 and July 5, 2015 excluded 3,680 and 2,660, respectively, of stock options that would have been antidilutive.

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

Inventories:	July 3, 2016	December 31, 2015
Raw materials	$330,157	$353,451
Goods in process	113,135	67,745
Finished goods	616,869	534,983
Inventories at FIFO	1,060,161	956,179
Adjustment to LIFO	(188,876)	(205,209)
Total inventories	$871,285	$750,970

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Property, plant and equipment:	July 3, 2016	December 31, 2015
Land	$100,764	$96,666
Buildings	1,232,956	1,084,958
Machinery and equipment	2,976,331	2,886,723
Construction in progress	257,565	448,956
Property, plant and equipment, gross	4,567,616	4,517,303
Accumulated depreciation	(2,369,001)	(2,276,843)
Property, plant and equipment, net	$2,198,615	$2,240,460

Other assets:	July 3, 2016	December 31, 2015
Capitalized software, net	$82,701	$68,004
Income tax receivable	1,480	1,428
Other non-current assets	73,032	85,934
Total other assets	$157,213	$155,366

Accrued liabilities:	July 3, 2016	December 31, 2015
Payroll, compensations and benefits	$183,592	$215,638
Advertising and promotion	287,545	337,945
Due to SGM shareholders	—	72,025
Other	247,784	231,359
Total accrued liabilities	$718,921	$856,967

Other long-term liabilities:	July 3, 2016	December 31, 2015
Post-retirement benefits liabilities	$227,782	$231,412
Pension benefits liabilities	155,062	122,681
Other	113,266	114,625
Total other long-term liabilities	$496,110	$468,718

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
OVERVIEW AND OUTLOOK
Our 2016 second quarter net sales totaled $1,637.7 million, an increase of 3.7% versus our 2015 second quarter net sales of $1,578.8 million. Excluding a 0.8% impact from unfavorable foreign currency exchange rates, our net sales increased 4.5%. The increase was driven by higher North America volumes, mostly due to increased shipments of core products to support increased promotional programming as well as new product innovation. In addition, net price realization was favorable as direct trade and returns, discounts and allowances in our International and Other segment were less than prior year. The acquisition of Ripple Brand Collective, LLC was also a favorable benefit to the quarter's performance.
Our reported gross margin decreased 100 basis points in the second quarter of 2016, primarily driven by higher commodity costs, higher net supply chain costs (net of productivity and cost savings initiatives) and unfavorable sales mix. Our non-GAAP gross margin (as defined in the Non-GAAP Information section of this MD&A) decreased 120 basis points in the second quarter of 2016, primarily due to the same drivers.
Our 2016 second quarter reported operating profit increased to $262.8 million from $7.5 million for the same period of 2015, with the increase driven primarily by the $249.8 million non-cash goodwill impairment charge recognized in the second quarter of 2015. Our 2016 second quarter operating profit margin increased to 16% from 0.5% for the same period of 2015, with the 2015 operating profit margin reflecting the impact of the aforementioned goodwill impairment charge. Our 2016 second quarter reported net income and earnings per share-diluted totaled $146.0 million and $0.68, respectively, and compared to a 2015 second quarter net loss and loss per share-diluted of $99.9 million and $0.47, respectively. The 2015 second quarter net loss and loss per share-diluted also resulted from the significant goodwill impairment charge. From a non-GAAP perspective, adjusted net income increased 6.2% and adjusted earnings per share-diluted increased 9.0%.
Over the remainder of the year, we expect new products and in-store programming to bring the right level of excitement, variety and news to the category. This includes the upcoming launch of Reese's Pieces Peanut Butter Cups, Krave Meat Bars and a yet to be announced Snackfection item in the fourth quarter. We will also continue to rollout the Kit Kat Big Kat, Reese's Snack Mix and Hershey's Snack Bites products. Additionally, in the fall, our simple ingredients advertising campaign begins on Hershey's Milk Chocolate Bars and Hershey's Kisses Milk Chocolates manufactured with fresh milk from local Pennsylvania farms, cocoa beans sourced responsibly from West Africa, pure cane sugar and natural flavors. We will also have greater levels of in-store merchandising and displays as we leverage large promotional events such as the Summer Olympics and Reese's NCAA Football College Game Day. In the second half of the year in China, we expect distribution gains in smaller format stores to continue and will be starting a new advertising campaign on Hershey's Milk Chocolate Bars and Hershey's Kisses Milk Chocolates.
We currently estimate full-year 2016 net sales growth of approximately 1.0%, which includes a 0.5% net benefit from acquisitions and divestitures and a 1.0% unfavorable impact from foreign currency exchange rates. Excluding the unfavorable impact from foreign currency exchange rates, our full-year net sales are expected to increase approximately 2.0%. This is less than the previous estimate of an approximate 2.5% increase in constant currency net sales primarily due to our expectation of lower U.S. candy, mint and gum ("CMG") category growth over the remainder of the year and macroeconomic challenges in China impacting purchasing behavior. We expect gross margin to be slightly below 2015 levels due to higher net supply chain costs and unfavorable sales mix. Our 2016 productivity and cost savings are on track, with the related savings in line with our estimates, and we continue to focus on non-essential spending. We currently expect 2016 full-year reported earnings per share-diluted to improve significantly, on the basis of lower unusual charges as compared to 2015, while we currently expect adjusted earnings per share-diluted for 2016 to be in the $4.24 to $4.28 range, an increase of 3.0% to 4.0% versus 2015, including dilution from the barkTHINS acquisition of $0.05 to $0.06 per share. A reconciliation of reported to adjusted projections for 2016 are reflected in the non-GAAP reconciliations that follow.
NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by unallocated mark-to-market gains and losses on commodity derivatives, business realignment charges, costs relating to the integration of acquisitions, non-service related components of our pension expense ("NSRPE"), goodwill impairment charges and other non-recurring gains and losses.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Six Months Ended
In thousands except per share data	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Reported gross profit	$747,398	$735,408	$1,564,774	$1,636,251
Derivative mark-to-market gains	(39,886)	—	(4,940)	—
Business realignment activities	33,965	1,328	33,478	2,676
Acquisition integration costs	—	174	—	308
NSRPE	3,271	498	6,512	1,259
Non-GAAP gross profit	$744,748	$737,408	$1,599,824	$1,640,494

Reported operating profit	$262,762	$7,500	$602,271	$391,666
Derivative mark-to-market gains	(39,886)	—	(4,940)	—
Business realignment activities	62,095	28,825	76,525	33,965
Acquisition integration costs	1,462	2,321	1,462	4,894
NSRPE	9,205	931	14,306	2,927
Goodwill impairment	—	249,811	—	249,811
Non-GAAP operating profit	$295,638	$289,388	$689,624	$683,263

Reported provision for income taxes	$87,340	$83,805	$197,237	$213,872
Derivative mark-to-market gains*	(15,117)	—	(1,872)	—
Business realignment activities*	7,295	8,819	10,833	11,898
Acquisition integration costs*	554	801	554	1,632
NSRPE*	3,515	382	5,468	1,164
Gain on sale of trademark*	—	—	—	(3,662)
Non-GAAP provision for income taxes	$83,587	$93,807	$212,220	$224,904

Reported net income	$145,956	$(99,941)	$375,788	$144,796
Derivative mark-to-market gains	(24,769)	—	(3,068)	—
Business realignment activities	54,827	20,006	65,687	22,067
Acquisition integration costs	908	1,520	908	3,262
NSRPE	5,690	548	8,838	1,762
Settlement of SGM liability	—	—	(26,650)	—
Goodwill impairment	—	249,811	—	249,811
Gain on sale of trademark	—	—	—	(6,288)
Non-GAAP net income	$182,612	$171,944	$421,503	$415,410

Reported EPS - Diluted	$0.68	$(0.47)	$1.74	$0.65
Derivative mark-to-market gains	(0.11)	—	(0.01)	—
Business realignment activities	0.25	0.09	0.30	0.10
Acquisition integration costs	—	0.01	—	0.01
NSRPE	0.03	—	0.04	0.01
Settlement of SGM liability	—	—	(0.12)	—
Goodwill impairment	—	1.13	—	1.13
Impact of excluding securities that are antidilutive when calculating GAAP EPS due to GAAP net loss	—	0.02	—	—
Gain on sale of trademark	—	—	—	(0.03)
Non-GAAP EPS - Diluted	$0.85	$0.78	$1.95	$1.87
* The tax impact is determined by multiplying each pre-tax reconciling adjustment by the applicable statutory income tax rates, taking into consideration the impact of valuation allowances, as applicable.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended			Six Months Ended
	July 3, 2016	July 5, 2015		July 3, 2016	July 5, 2015
As reported gross margin	45.6%	46.6%		45.1%	46.5%
Non-GAAP gross margin (1)	45.5%	46.7%		46.2%	46.6%

As reported operating profit margin	16.0%	0.5%		17.4%	11.1%
Non-GAAP operating profit margin (2)	18.1%	18.3%		19.9%	19.4%

As reported effective tax rate	37.4%	(519.4)%	(3)	34.4%	59.6%
Non-GAAP effective tax rate (4)	31.4%	35.3%		33.5%	35.1%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

(3)	Negative effective tax rate due to pre-tax operating loss.

(4)
Calculated as non-GAAP provision for income taxes as a percentage of non-GAAP income before taxes (calculated as non-GAAP operating profit minus non-GAAP interest expense, net plus or minus non-GAAP other (income) expense, net.)

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market (gains) losses on such commodity derivatives, until such time that the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three and six months ended July 3, 2016, unallocated mark-to-market gains on derivative commodities totaled $39.9 million and $4.9 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three and six months ended July 3, 2016, we incurred $62.1 million and $76.5 million, respectively, of pre-tax charges related to business realignment activities. For the three and six months ended July 5, 2015, we incurred $28.8 million and $34.0 million, respectively, of pre-tax charges related to business realignment activities. During the second quarter of 2016, we recognized pension settlement costs totaling $16.9 million, of which $12.6 million is included within business realignment activity, as the charges related to individuals electing lump sum pension distributions that exited in connection with the 2015 Productivity Initiative. The remaining $4.3 million in 2016 settlement charges related to individuals that left the Company in normal course and elected lump sum pension distributions. See Note 10 to the Unaudited Consolidated Financial Statements for more information.

Acquisition integration costs
For the three and six months ended July 3, 2016, we incurred pre-tax costs of $1.5 million related to the integration of the 2016 acquisition of Ripple Brand Collective, LLC, as we incorporate this business into our operating practices and information systems. For the three and six months ended July 5, 2015, we incurred pre-tax costs related to integration of the 2014 acquisitions of SGM and Allan Candy and the 2015 acquisition of Krave totaling $2.3 million and $4.9 million, respectively.

Non-service related pension expense
Non-service-related pension expense includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. The non-service-related pension expense can fluctuate from year-to-year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs to our business and provides for a better comparison of our operating results from year-to-year. Therefore, we exclude the non-service-related pension expense from our internal performance measures. Our most significant defined benefit pension plans were closed to most new participants in 2007, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax non-service related pension expense of $9.2 million and $14.3 million for the three and six months ended July 3, 2016, respectively, including $4.3 million in settlement charges that were recorded in the second quarter. We recorded pre-tax non-service related pension expense of $0.9 million and $2.9 million for the three and six months ended July 5, 2015, respectively.

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

Goodwill impairment
During the second quarter of 2015, we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit.

Gain on sale of trademark
During the first quarter of 2015, we recorded a $10.0 million gain relating to the sale of a non-core trademark.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended July 3, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(3.5)%	(4.6)%	1.1%
Total North America segment	3.2%	(0.3)%	3.5%

International and Other segment
Mexico	(8.4)%	(16.3)%	7.9%
Brazil	12.7%	(13.8)%	26.5%
India	(34.1)%	(3.6)%	(30.5)%
Greater China	NM	(4.1)%	NM
Total International and Other segment	7.6%	(5.5)%	13.1%

Total Company	3.7%	(0.8)%	4.5%
NM - not meaningful

	Six Months Ended July 3, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(5.4)%	(6.9)%	1.5%
Total North America segment	(0.9)%	(0.3)%	(0.6)%

International and Other segment
Mexico	(11.4)%	(17.3)%	5.9%
Brazil	(3.4)%	(22.4)%	19.0%
India	(36.4)%	(4.4)%	(32.0)%
Greater China	17.2%	(4.9)%	22.1%
Total International and Other segment	(5.3)%	(6.5)%	1.2%

Total Company	(1.4)%	(1.0)%	(0.4)%

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

	2016 (Projected)	2015
Reported EPS – Diluted	$3.77 - $3.86	$2.32
Business realignment activities	0.44 - 0.47	0.36
Acquisition integration costs	0.03 - 0.04	0.05
Non-service related pension expense	0.07 - 0.08	0.05
Settlement of SGM liability	(0.12)	—
Goodwill impairment	—	1.28
Loss on early extinguishment of debt	—	0.09
Gain on sale of trademark	—	(0.03)
Adjusted EPS – Diluted	$4.24 - $4.28	$4.12

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	July 3, 2016	July 5, 2015	Percent Change	July 3, 2016	July 5, 2015	Percent Change
In millions of dollars except per share amounts
Net Sales	$1,637.7	$1,578.8	3.7%	$3,466.5	$3,516.6	(1.4)%
Cost of Sales	890.3	843.4	5.6%	1,901.7	1,880.3	1.1%
Gross Profit	747.4	735.4	1.6%	1,564.8	1,636.3	(4.4)%
Gross Margin	45.6%	46.6%		45.1%	46.5%
SM&A Expense	462.5	455.5	1.5%	934.3	969.6	(3.6)%
SM&A Expense as a percent of net sales	28.2%	28.9%		27.0%	27.6%
Goodwill Impairment	—	249.8	NM	—	249.8	NM
Business Realignment Charges	22.1	22.6	(2.2)%	28.2	25.2	11.9%
Operating Profit	262.8	7.5	NM	602.3	391.7	53.8%
Operating Profit Margin	16.0%	0.5%		17.4%	11.1%
Interest Expense, Net	21.3	18.9	12.7%	42.3	38.1	11.0%
Other (Income) Expense, Net	8.2	4.7	74.5%	(13.0)	(5.1)	154.9%
Provision for Income Taxes	87.3	83.8	4.2%	197.2	213.9	(7.8)%
Effective Income Tax Rate	37.4%	(519.4)%		34.4%	59.6%
Net Income (Loss)	$146.0	$(99.9)	246.1%	$375.8	$144.8	159.5%
Net Income (Loss) Per Share—Diluted	$0.68	$(0.47)	244.7%	$1.74	$0.65	167.7%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above. NM - not meaningful
Results of Operations - Second Quarter 2016 vs. Second Quarter 2015
Net Sales
Net sales increased 3.7% in the second quarter of 2016 compared to the same period of 2015, reflecting volume increases of 3.1%, favorable net price realization of 0.9%, and a 0.5% benefit from net acquisitions and divestitures, partially offset by an unfavorable impact from foreign currency exchange rates of 0.8%. The volume increase was driven by higher North America volumes, mostly due to increased shipments of core products to support increased promotional programming as well as new product innovation. The favorable net price realization was attributed to lower direct trade and returns, discounts and allowances in the International and Other segment versus the prior year. Excluding foreign currency, our net sales increased 4.5% in the quarter.
Key U.S. Marketplace Metrics
For the 12-week period ended July 9, 2016, our U.S. CMG retail takeaway decreased 1.1%. For the same 12-week period, our U.S. market share was 30.8%, a decline of 0.7 share points as compared with the same period of 2015. Consumer takeaway and the change in market share are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category.

Cost of Sales and Gross Margin
Cost of sales increased 5.6% in the second quarter of 2016 compared to the same period of 2015. Higher supply chain and input costs, sales volume increases and business realignment charges collectively increased cost of sales by approximately 12.4%. These costs were partially offset by commodity mark-to-market gains and supply chain productivity and cost savings initiatives, which together decreased cost of sales by approximately 6.8%. As described in Note 5 to the Unaudited Consolidated Financial Statements, our commodity derivative instruments are no longer designated for hedge accounting treatment and, as a result, the changes in fair market value are recognized currently in cost of sales.
Gross margin decreased by 100 basis points in the second quarter of 2016 compared to the same period of 2015. Higher business realignment charges, supply chain and other input costs as well as unfavorable sales mix collectively decreased gross margin by approximately 550 basis points. These declines were substantially offset by commodity mark-to-market gains as well as supply chain productivity and cost savings initiatives, which collectively improved gross margin by 450 basis points. On a non-GAAP basis, excluding the commodities mark-to-market gains as well as business realignment charges, 2016 gross margin decreased by 120 basis points.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $7.0 million or 1.5% in the second quarter of 2016, due primarily to a 4.8% increase in advertising and related consumer marketing expense. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 remained unchanged as compared to 2015. SM&A expenses in 2016 were also impacted by charges for business realignment activities of $6.0 million, acquisition integration costs of $1.5 million, and NSRPE of $5.9 million. In 2015, SM&A expenses included $4.9 million for business realignment activities, acquisition integration costs of $2.1 million, and NSRPE of $0.4 million.
Business Realignment Charges
In the second quarters of 2016 and 2015, we recorded business realignment charges of $22.1 million and $22.6 million, respectively. The 2016 charges related primarily to severance and benefits attributed to the Operational Optimization Program that commenced in the second quarter of 2016, as well as additional pension settlement costs resulting from the 2015 Productivity Initiative. The 2015 charges related to the 2015 Productivity Initiative, as described in Note 10 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased $255.3 million in the second quarter of 2016, while operating profit margin increased to 16.0% in the second quarter of 2016 from 0.5% in the second quarter of 2015. Excluding the $249.8 million non-cash goodwill impairment charge recorded in the second quarter of 2015, operating profit increased by 2.1% reflecting the benefit of higher sales, while operating profit margin decreased by 30 basis points driven by the lower gross margin.
On a non-GAAP basis, second quarter 2016 operating profit increased 2.2%, while operating profit margin decreased 20 basis points, as compared with the same period of 2015.
Interest Expense, Net
Net interest expense was $2.4 million higher in the second quarter of 2016 than in the same period of 2015 due primarily to lower capitalized interest expense and lower interest income.
Other (Income) Expense, Net
Other (income) expense, net was $3.5 million higher in the second quarter of 2016 than in the same period of 2015, primarily attributed to an increase in the write-down of equity investments qualifying for federal historic and energy tax credits in 2016 as compared to the prior year.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 37.4% for the second quarter of 2016 compared with (519.4)% for the same period of 2015. The 2015 rate was significantly impacted by a non-deductible goodwill impairment charge. Excluding the impact of the goodwill impairment charge, the 2015 second quarter effective income tax rate was 35.9%. The higher 2016 effective tax rate reflects the current year SGM valuation allowance, which was partially offset by the income tax benefits from investment tax credits.
Net Income and Net Income Per Share
Net income increased $245.9 million, or 246.1%, while earnings per share-diluted (“EPS”) increased $1.15, or 244.7%, in the second quarter of 2016 compared to the same period of 2015. The 2016 increases in both net income and EPS were primarily driven by the non-recurring goodwill impairment charge recorded in the second quarter of 2015. Our second quarter 2016 EPS also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income increased $10.7 million in the second quarter of 2016, or 6.2%, and EPS increased $0.07, or 9.0%, as compared to the same period of 2015. The changes in 2016 non-GAAP net income and EPS were primarily driven by higher net sales and a lower effective income tax rate. Our 2016 non-GAAP EPS also benefited from lower weighted-average shares outstanding, as noted above.
Results of Operations - First Six Months 2016 vs. First Six Months 2015
Net Sales
Net sales decreased 1.4% in the first six months of 2016 compared to the same period of 2015, reflecting an unfavorable impact from foreign currency exchange rates of 1.0% and volume declines of 0.9%, partially offset by a 0.4% benefit from net acquisitions and divestitures as well as favorable net price realization of 0.1%. Excluding foreign currency, our net sales decreased 0.4% in 2016.
Cost of Sales and Gross Margin
Cost of sales increased 1.1% in the first six months of 2016 compared to the same period of 2015. Higher supply chain costs and business realignment charges together increased cost of sales by approximately 5.8%. These increases were partially offset by volume declines, supply chain productivity, and commodity mark-to-market gains, which collectively reduced cost of sales by approximately 4.7%. As described in Note 5 to the Unaudited Consolidated Financial Statements, our commodity derivative instruments are no longer designated for hedge accounting treatment and, as a result, the changes in fair market value are recognized currently in cost of sales.
Gross margin decreased by 140 basis points in the first six months of 2016 compared to the same period of 2015. Higher supply chain costs and business realignment charges collectively reduced gross margin by approximately 290 basis points. The declines were partially offset by supply chain productivity and cost savings initiatives as well as commodity mark-to-market gains, which collectively improved gross margin by 150 basis points. On a non-GAAP basis, excluding the commodities mark-to-market gains as well as business realignment charges, 2016 gross margin decreased by 40 basis points.
Selling, Marketing and Administrative
SM&A expenses decreased $35.3 million or 3.6% in the first six months of 2016, due primarily to a 3.5% decline in advertising and related consumer marketing expense. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 decreased by 3.7% as compared to 2015, due primarily to savings from the 2015 Productivity Initiative as well as our continued focus on non-essential spending. SM&A expenses in 2016 were also impacted by charges for business realignment activities of $14.0 million, NSRPE of $7.8 million, and acquisition integration costs of $1.5 million. In 2015, SM&A expenses included $6.1 million for business realignment activities, acquisition integration costs of $4.6 million, and NSRPE of $1.7 million.

Business Realignment Charges
In the first six months of 2016 and 2015, we recorded total business realignment charges of $28.2 million and $25.2 million, respectively. The 2016 charges related primarily to severance and benefits attributed to the Operational Optimization Program that commenced in the second quarter of 2016, as well as additional pension settlement costs resulting from the 2015 Productivity Initiative. The 2015 charges primarily related to the 2015 Productivity Initiative, as described in Note 10 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 53.8% in the first six months of 2016 compared to the same period of 2015, reflecting the impact of the $249.8 million non-recurring goodwill impairment charge in 2015, offset in part by the lower gross margin in 2016.
Operating profit margin increased to 17.4% in 2016 from 11.1% in 2015 due primarily to the impact of the non-recurring goodwill impairment charge in 2015.
On a non-GAAP basis, operating profit for the first six months of 2016 increased 0.9% and operating profit margin improved 50 basis points as compared with the same period of 2015.
Interest Expense, Net
Net interest expense was $4.2 million higher in the first six months of 2016 compared to the same period of 2015 due primarily to lower capitalized interest expense and lower interest income.
Other (Income) Expense, Net
Other (income) expense, net reflected $7.9 million of higher income in the first six months of 2016 compared to the same period of 2015, primarily attributed to the $26.7 million settlement of the SGM liability in 2016, partially offset by an increase in the write-down of equity investments qualifying for federal historic and energy tax credits. In 2015, other (income) expense, net also included the gain on the sale of a non-core trademark.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 34.4% for the first six months of 2016 compared with 59.6% for the same period of 2015. The 2015 rate was significantly impacted by the non-deductible goodwill impairment charge. Excluding the impact of the goodwill impairment charge, the 2015 year-to-date effective income tax rate was 35.1%. The 2016 effective tax rate benefited from the impact of non-taxable income related to settlement of the SGM liability and income tax benefits from investment tax credits, which were partially offset by the current period SGM valuation allowance.
Net Income and Net Income Per Share
Net income increased $231.0 million, or 159.5%, while EPS increased $1.09, or 167.7%, in the first six months of 2016 compared to the same period of 2015. The increases in both net income and EPS were primarily attributed to the non-recurring goodwill impairment charge recorded in the second quarter of 2015, as noted above. Our 2016 EPS also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income increased $6.1 million in 2016, or 1.5%, and EPS increased $0.08, or 4.3%, as compared with 2015. The changes in 2016 non-GAAP net income and EPS were primarily driven by lower SM&A expenses as a percent of sales and the lower effective tax rate. Our 2016 EPS also benefited from lower weighted-average shares outstanding, as noted above.

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015

Net Sales:
North America	$1,444,841	$1,399,574	$3,078,312	$3,106,569
International and Other	192,830	179,251	388,171	410,056
Total	$1,637,671	$1,578,825	$3,466,483	$3,516,625

Segment Income (Loss):
North America	$425,723	$460,667	$955,113	$1,014,973
International and Other	(3,462)	(44,485)	(16,695)	(66,244)
Total segment income	422,261	416,182	938,418	948,729
Unallocated corporate expense (1)	126,623	126,794	248,794	265,466
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(39,886)	—	(4,940)	—
Goodwill impairment	—	249,811	—	249,811
Charges associated with business realignment activities	62,095	28,825	76,525	33,965
Non-service related pension expense	9,205	931	14,306	2,927
Acquisition integration costs	1,462	2,321	1,462	4,894
Operating profit	262,762	7,500	602,271	391,666
Interest expense, net	21,338	18,877	42,343	38,079
Other (income) expense, net	8,128	4,759	(13,097)	(5,081)
Income (loss) before income taxes	$233,296	$(16,136)	$573,025	$358,668

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold. See Note 5 to the Unaudited Consolidated Financial Statements.

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.2% and 88.6% of our net sales for the three months ended July 3, 2016 and July 5, 2015, respectively. North America results for the three and six months ended July 3, 2016 and July 5, 2015 were as follows:

	Three Months Ended			Six Months Ended
	July 3, 2016	July 5, 2015	Percent Change	July 3, 2016	July 5, 2015	Percent Change
In millions of dollars
Net sales	$1,444.8	$1,399.6	3.2%	$3,078.3	$3,106.6	(0.9)%
Segment income	425.7	460.7	(7.6)%	955.1	1,015.0	(5.9)%
Segment margin	29.5%	32.9%		31.0%	32.7%
Results of Operations - Second Quarter 2016 vs. Second Quarter 2015
Net sales of our North America segment increased $45.2 million or 3.2% in the second quarter of 2016 compared to the second quarter of 2015, reflecting volume increases of 4.5% and the favorable net impact of acquisitions and divestitures of 0.6%, partially offset by unfavorable net price realization of 1.6% and an unfavorable impact from foreign currency exchange rates that reduced net sales by 0.3%. The volume increase was primarily attributed to increased shipments of core products to support increased promotional programming as well as new product innovation. The unfavorable net price realization resulted from increased levels of trade promotional spending necessary to support higher levels of in-store merchandising and displays as well as the related promotional price points. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income decreased $35.0 million or 7.6% in the second quarter of 2016 compared to the second quarter of 2015, driven by lower gross margin, which resulted from higher trade promotion costs, higher commodity costs and unfavorable sales mix, as well as an increase in advertising and related consumer marketing expense.
Results of Operations - First Six Months 2016 vs. First Six Months 2015
Net sales of our North America segment decreased $28.3 million or 0.9% in the first six months of 2016 compared to the same period of 2015, reflecting unfavorable net price realization of 1.2% and an unfavorable impact from foreign currency exchange rates that reduced net sales by 0.3%, partially offset by higher volume of 0.1% and the favorable net impact of acquisitions and divestitures of 0.5%. The unfavorable net price realization was attributed to increased levels of direct trade. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income decreased $59.9 million or 5.9% in the first six months of 2016 compared to the same period of 2015, primarily driven by lower gross margin.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world. International and Other accounted for 11.8% and 11.4% of our net sales for the three months ended July 3, 2016 and July 5, 2015, respectively. International and Other results for the three and six months ended July 3, 2016 and July 5, 2015 were as follows:

	Three Months Ended			Six Months Ended
	July 3, 2016	July 5, 2015	Percent Change	July 3, 2016	July 5, 2015	Percent Change
In millions of dollars
Net sales	$192.8	$179.2	7.6%	$388.2	$410.1	(5.3)%
Segment loss	(3.5)	(44.5)	92.1%	(16.7)	(66.2)	74.8%
Segment margin	(1.8)%	(24.8)%		(4.3)%	(16.1)%
Results of Operations - Second Quarter 2016 vs. Second Quarter 2015
Net sales of our International and Other segment increased $13.6 million or 7.6% in the second quarter of 2016 compared to the second quarter of 2015, reflecting favorable net price realization of 20.3%, partially offset by volume declines of 7.2% and an unfavorable impact from foreign currency exchange rates of 5.5%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 13.1%.
Net price realization was driven by lower direct trade as well as returns, discounts and allowances in China, which were significantly lower than the prior year. The volume decline was driven by lower gross sales in China as well as the discontinuance of edible oil products in India. Sales in China continue to be impacted by the challenging macroeconomic environment and competitive activity. However, China chocolate category retail sales improved in the second quarter of 2016 versus the trends in the first quarter and second half of last year. Constant currency net sales in Mexico and Brazil increased nearly 13%, driven by solid Hershey's marketplace performance.
Our International and Other segment loss decreased by $41.0 million in the second quarter of 2016 compared to 2015. Combined income in Latin America and export markets improved versus the prior year and performance in China benefited from lower direct trade as well as returns, discounts and allowances which were lower than the prior year.
Results of Operations - First Six Months 2016 vs. First Six Months 2015
Net sales of our International and Other segment decreased $21.9 million or 5.3% in the first six months of 2016 compared to the same period of 2015, reflecting volume declines of 8.0%, an unfavorable impact from foreign currency exchange rates of 6.5% and an unfavorable impact from the Mauna Loa divestiture of 0.4%, partially offset by favorable net price realization of 9.6%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 1.2%.
The net sales decline was driven by lower net sales in India, due to the discontinuance of edible oil products, and lower net sales in Latin America and export markets. Constant currency net sales in Mexico and Brazil increased approximately 9%, driven by solid Hershey's marketplace performance.
Our International and Other segment loss decreased by $49.5 million in the first six months of 2016 compared to the same period in 2015. Combined income in Latin America and export markets improved versus the prior year and performance in China benefited from lower direct trade as well as returns, discounts and allowances which were lower than the prior year.

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
In the second quarter of 2016, unallocated corporate items totaled $126.6 million, as compared to $126.8 million in the same period of 2015. Savings from the 2015 Productivity Initiative were partially offset by the timing of employee-related costs and other corporate fees. In the first six months of 2016, unallocated corporate items totaled $248.8 million compared to $265.5 million in the same period of 2015, with the reduction due primarily to cost savings from the 2015 Productivity Initiative discussed previously.

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
At July 3, 2016, our cash and cash equivalents totaled $250.2 million. At December 31, 2015, our cash and cash equivalents totaled $346.5 million. Our cash and cash equivalents during the first six months of 2016 declined $96.3 million compared to the 2015 year-end balance as a result of the sources and uses of cash outlined in the discussion that follows.
Approximately half of the balance of our cash and cash equivalents at July 3, 2016 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to indefinitely reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $347.1 million in the first six months of 2016, a decrease of $139.2 million compared to the $486.3 million generated in the same period of 2015. The decrease in net cash from operating activities was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) used cash of $113 million in the 2016 period versus $55 million during the same period of 2015. This resulted in $58 million of lower cash flow in the 2016 period relative to 2015, which was driven by a greater increase in inventory in the 2016 period in anticipation of upcoming product launches and a build-up of seasonal products, as well as higher days sales outstanding which translated to lower collections on accounts receivable in the 2016 period versus 2015.

•
Other assets and liabilities used cash of $50 million in the 2016 period, while they provided cash of $48 million in the 2015 period. This $98 million reduction in cash flow was primarily a result of lower receipts from our commodity derivative activity in 2016 versus 2015.

These decreases were partially offset by the following net cash inflow:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation expense, excess tax benefit from stock-based compensation, deferred income taxes, business realignment and impairment charges, write-down of equity investments and the gain on settlement of SGM liability) resulted in $17 million of higher cash flow in the 2016 period relative to 2015.

Net cash used in investing activities totaled $404.6 million in the first six months of 2016, compared to $339.5 million in the same period of 2015. The higher 2016 cash outflow of $65.1 million was driven by $66 million of incremental 2016 business acquisition activity (Ripple Brand Collective, LLC for $285 million in 2016 versus Krave for $219 million in 2015), while the 2015 spending was partly offset by proceeds of $32 million from the sale of Mauna Loa. Further details regarding our acquisition and disposition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements. We spent approximately $48 million less in capital expenditures, including capitalized software, during the first six months of 2016 compared to the same period of 2015. For the full year 2016, we expect capital expenditures, including capitalized software, to approximate $265 million to $275 million.
Net cash used in financing activities totaled $40.6 million in the first six months of 2016, compared to $215.6 million in the same period of 2015. The $175.0 million lower cash outflow in 2016 was primarily driven by $543 million in higher proceeds from short-term commercial paper borrowings in 2016, partially offset by $140 million in lower short-term foreign borrowings and $137 million in higher share repurchases. In addition, in 2016, we used $36 million to purchase the remaining 20% of SGM on February 3, 2016, increased cash dividend payments by $14 million and received $13 million less in proceeds from the exercise of stock options.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $850 million at July 3, 2016 and December 31, 2015, respectively. The notional amount includes $350 million of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at July 3, 2016 and December 31, 2015, respectively. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of July 3, 2016 would have increased interest expense by approximately $1.8 million for the first six months of 2016 and $3.6 million for the full year 2015.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at July 3, 2016 and December 31, 2015 by approximately $73 million and $76 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $8.9 million as of July 3, 2016 and $3.2 million as of December 31, 2015. Our open commodity contracts had a notional value of $573.4 million as of July 3, 2016 and $374.8 million as of December 31, 2015. At the end of the second quarter of 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $57.3 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2015 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 3, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 3, 2016.
There have been no changes in our internal control over financial reporting during the quarter ended July 3, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
Risk Factors as of July 3, 2016 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended July 3, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 4 through May 1	1,290,584	$91.25	1,274,203	$100,000
May 2 through May 29	337,939	$91.34	—	$100,000
May 30 through July 3	—	$—	—	$100,000
Total	1,628,523	$91.26	1,274,203

(1)
All of the shares of Common Stock purchased during the three months ended July 3, 2016 were purchased in open market transactions. During the three months ended July 3, 2016, 354,320 shares of Common Stock were purchased in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2015, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2016. In February 2016, our Board of Directors approved an additional $500 million share repurchase authorization. As of July 3, 2016, approximately $100 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
364 Day Credit Agreement, dated as of June 16, 2016, among The Hershey Company and Citibank, N.A. is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2016.

10.2
Form of Notice of Special Award of Restricted Stock Units (post-February 15, 2016 version) is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2016.+

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

THE HERSHEY COMPANY
(Registrant)

Date: July 28, 2016	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: July 28, 2016	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)