Form 10-Q
period 2016-10-02
HERSHEY CO
filed 2016-10-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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
Common Stock, one dollar par value—151,609,649 shares, as of October 21, 2016.
Class B Common Stock, one dollar par value—60,619,777 shares, as of October 21, 2016.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended October 2, 2016

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net sales	$2,003,454	$1,960,779	$5,469,937	$5,477,404
Costs and expenses:
Cost of sales	1,152,606	1,068,715	3,054,315	2,949,089
Selling, marketing and administrative	474,494	500,306	1,408,759	1,469,861
Goodwill impairment	—	30,991	—	280,802
Business realignment charges	2,330	57,753	30,568	82,972
Total costs and expenses	1,629,430	1,657,765	4,493,642	4,782,724
Operating profit	374,024	303,014	976,295	694,680
Interest expense, net	24,387	46,967	66,730	85,046
Other (income) expense, net	21,800	9,409	8,703	4,328
Income before income taxes	327,837	246,638	900,862	605,306
Provision for income taxes	100,434	91,867	297,671	305,739
Net income	$227,403	$154,771	$603,191	$299,567

Net income per share—basic:
Common stock	$1.09	$0.73	$2.88	$1.40
Class B common stock	$0.99	$0.66	$2.63	$1.27

Net income per share—diluted:
Common stock	$1.06	$0.70	$2.80	$1.35
Class B common stock	$0.99	$0.66	$2.62	$1.28

Dividends paid per share:
Common stock	$0.618	$0.583	$1.784	$1.653
Class B common stock	$0.562	$0.530	$1.622	$1.502

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net income	$227,403	$154,771	$603,191	$299,567
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,533)	(26,631)	5,053	(51,681)
Pension and post-retirement benefit plans	7,395	9,969	9,884	20,896
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	1,144	(43,914)	(34,789)	21,023
Reclassification adjustments	(898)	(6,214)	(7,985)	(17,711)
Total other comprehensive income (loss), net of tax	(892)	(66,790)	(27,837)	(27,473)
Total comprehensive income	$226,511	$87,981	$575,354	$272,094
Comprehensive loss (income) attributable to noncontrolling interests	751	(820)	2,040	2,111
Comprehensive income attributable to The Hershey Company	$227,262	$87,161	$577,394	$274,205

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 2, 2016	December 31, 2015
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$333,333	$346,529
Accounts receivable—trade, net	759,619	599,073
Inventories	843,519	750,970
Prepaid expenses and other	194,046	152,026
Total current assets	2,130,517	1,848,598
Property, plant and equipment, net	2,159,589	2,240,460
Goodwill	816,133	684,252
Other intangibles	510,291	379,305
Other assets	169,753	155,366
Deferred income taxes	59,130	36,390
Total assets	$5,845,413	$5,344,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458,028	$474,266
Accrued liabilities	683,012	856,967
Accrued income taxes	13,588	23,243
Short-term debt	612,383	363,513
Current portion of long-term debt	250,024	499,923
Total current liabilities	2,017,035	2,217,912
Long-term debt	2,362,466	1,557,091
Other long-term liabilities	478,707	468,718
Deferred income taxes	45,133	53,188
Total liabilities	4,903,341	4,296,909

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at October 2, 2016 and December 31, 2015, respectively	—	—
Common stock, shares issued: 299,281,967 at October 2, 2016 and December 31, 2015, respectively	299,281	299,281
Class B common stock, shares issued: 60,619,777 at October 2, 2016 and December 31, 2015, respectively	60,620	60,620
Additional paid-in capital	852,675	783,877
Retained earnings	6,129,088	5,897,603
Treasury—common stock shares, at cost: 146,305,207 at October 2, 2016 and 143,124,384 at December 31, 2015	(6,049,397)	(5,672,359)
Accumulated other comprehensive loss	(396,822)	(371,025)
The Hershey Company stockholders’ equity	895,445	997,997
Noncontrolling interests in subsidiaries	46,627	49,465
Total stockholders’ equity	942,072	1,047,462
Total liabilities and stockholders’ equity	$5,845,413	$5,344,371

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 2, 2016	October 4, 2015
Operating Activities
Net income	$603,191	$299,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	241,901	182,855
Stock-based compensation expense	40,699	39,989
Excess tax benefits from stock-based compensation	(20,978)	(22,966)
Deferred income taxes	(12,703)	(10,385)
Goodwill impairment	—	280,802
Contributions to pension and other benefits plans	(42,566)	(45,187)
Loss on early extinguishment of debt	—	28,326
Write-down of equity investments	35,862	13,895
Gain on settlement of SGM liability (see Note 2)	(26,650)	—
Changes in assets and liabilities, net of effects from business acquisitions and divestitures:
Accounts receivable—trade, net	(157,142)	(186,156)
Inventories	(83,221)	(2,064)
Accounts payable and accrued liabilities	(159,871)	(55,890)
Other assets and liabilities	4,017	72,299
Net cash provided by operating activities	422,539	595,085
Investing Activities
Capital additions (including software)	(168,225)	(237,893)
Proceeds from sales of property, plant and equipment	3,032	1,184
Proceeds from sale of business	—	32,408
Equity investments in tax credit qualifying partnerships	(35,395)	(3,775)
Business acquisitions, net of cash and cash equivalents acquired	(285,374)	(218,654)
Sale of short-term investments	—	95,316
Net cash used in investing activities	(485,962)	(331,414)
Financing Activities
Net increase in short-term debt	250,573	336,851
Long-term borrowings	792,923	599,031
Repayment of long-term debt	(250,000)	(351,042)
Payment of SGM liability (see Note 2)	(35,762)	—
Cash dividends paid	(371,706)	(353,070)
Exercise of stock options	95,336	63,623
Excess tax benefits from stock-based compensation	20,978	22,966
Purchase of noncontrolling interest	—	(38,270)
Repurchase of common stock	(452,580)	(567,480)
Net cash provided by (used in) financing activities	49,762	(287,391)
Effect of exchange rate changes on cash and cash equivalents	465	(7,221)
Decrease in cash and cash equivalents	(13,196)	(30,941)
Cash and cash equivalents, beginning of period	346,529	374,854
Cash and cash equivalents, end of period	$333,333	$343,913
Supplemental Disclosure
Interest paid (excluding loss on early extinguishment of debt in 2015)	$72,925	$71,124
Income taxes paid	306,580	256,610
See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2015	$—	$299,281	$60,620	$783,877	$5,897,603	$(5,672,359)	$(371,025)	$49,465	$1,047,462
Net income					603,191				603,191
Other comprehensive loss							(25,797)	(2,040)	(27,837)
Dividends:
Common Stock, $1.784 per share					(273,380)				(273,380)
Class B Common Stock, $1.622 per share					(98,326)				(98,326)
Stock-based compensation				39,621					39,621
Exercise of stock options and incentive-based transactions				29,177		75,542			104,719
Repurchase of common stock						(452,580)			(452,580)
Net loss attributable to noncontrolling interests								(798)	(798)
Balance, October 2, 2016	$—	$299,281	$60,620	$852,675	$6,129,088	$(6,049,397)	$(396,822)	$46,627	$942,072
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
Operating results for the quarter ended October 2, 2016 may not be indicative of the results that may be expected for the year ending December 31, 2016 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015 (our “2015 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments should be applied on a modified retrospective basis. ASU 2016-02 is effective for us beginning January 1, 2019. We are beginning to evaluate the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended October 2, 2016 are as follows:

	North America	International and Other	Total
Balance at December 31, 2015	$662,083	$22,169	$684,252
Acquired during the period (see Note 2)	127,455	—	127,455
Foreign currency translation	5,709	(1,283)	4,426
Balance at October 2, 2016	$795,247	$20,886	$816,133
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	October 2, 2016	December 31, 2015
Intangible assets not subject to amortization:
Trademarks	43,072	43,775
Intangible assets subject to amortization:
Trademarks, customer relationships, patents and other finite-lived intangibles	538,753	390,900
Less: accumulated amortization	(71,534)	(55,370)
Total other intangible assets	$510,291	$379,305
Total amortization expense for the three months ended October 2, 2016 and October 4, 2015 was $7,666 and $5,340, respectively. Total amortization expense for the nine months ended October 2, 2016 and October 4, 2015 was $18,811 and $16,469, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which currently expires in November 2020. This agreement also includes an option to increase borrowings by an additional $400,000 with the consent of the lenders. On June 16, 2016, we entered into an additional unsecured revolving credit facility that provided for borrowings up to $500,000. We terminated this facility, which was scheduled to expire on June 15, 2017, effective October 24, 2016.
The credit agreement contains (and the credit agreement terminated effective October 24, 2016) certain financial and other covenants, customary representations, warranties and events of default. As of October 2, 2016, we were in compliance with all covenants pertaining to the credit agreements, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $217,017 and $313,520 at October 2, 2016 and December 31, 2015, respectively. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At October 2, 2016, we had outstanding commercial paper totaling $395,366, at a weighted average interest rate of 0.45%. At December 31, 2015, we had outstanding commercial paper totaling $49,993, at a weighted average interest rate of 0.40%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

	October 2, 2016	December 31, 2015
5.45% Notes due 2016 (1)	$—	$250,000
1.50% Notes due 2016	250,000	250,000
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026 (2)	500,000	—
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046 (2)	300,000	—
Other obligations, net of debt issuance costs and unamortized debt discount	84,136	78,660
Total long-term debt	2,612,490	2,057,014
Less—current portion	250,024	499,923
Long-term portion	$2,362,466	$1,557,091

(1)	In September 2016, we repaid $250,000 of 5.45% Notes due in 2016 upon their maturity.

(2)
In August 2016, we issued $500,000 of 2.30% Notes due in 2026 and $300,000 of 3.375% Notes due in 2046 (the "Notes"). Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $792,923. The Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.

Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Interest expense	$25,882	$22,590	$72,404	$68,874
Less: Capitalized interest	(1,141)	(3,071)	(4,702)	(9,314)
Loss on extinguishment of debt	—	28,326	—	28,326
Interest expense	24,741	47,845	67,702	87,886
Interest income	(354)	(878)	(972)	(2,840)
Interest expense, net	$24,387	$46,967	$66,730	$85,046
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for 3- to 12-month periods. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $86,896 at October 2, 2016 and $10,752 at December 31, 2015. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at October 2, 2016 and December 31, 2015, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, we enter into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. We had one interest rate swap agreement in a cash flow hedging relationship with a notional amount of $500,000 at December 31, 2015. This interest rate swap agreement was settled in connection with the issuance of debt in August 2016, resulting in a payment of approximately $87,000, which is reflected as an operating outflow within the Consolidated Statement of Cash Flows.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. The notional amount, interest payment and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates (Level 2 valuation). The notional amount of interest rate derivative instruments in fair value hedge relationships was $350,000 at October 2, 2016 and December 31, 2015, respectively.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. We use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for 3- to 12-month periods. The change in fair value of these derivatives is recorded in selling, marketing and

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding was $19,740 at October 2, 2016 and $22,230 at December 31, 2015.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 2, 2016 and December 31, 2015:

	October 2, 2016		December 31, 2015
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$—	$—	$479
Foreign exchange contracts (3)	944	2,419	367	475
Interest rate swap agreements (4)	—	—	—	40,299
	944	2,419	367	41,253
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements (4)	15,349	—	4,313	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	425	730	—	1,574
Deferred compensation derivatives (5)	665	—	1,198	—
Foreign exchange contracts (3)	—	454	69	—
	1,090	1,184	1,267	1,574
Total	$17,383	$3,603	$5,947	$42,827

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
The fair value of commodities futures and options contracts is based on quoted market prices and is, therefore, categorized as Level 1 within the fair value hierarchy. As of October 2, 2016, assets included the net of assets of $35,999 and liabilities of $35,574 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2015 were assets of $54,090 and liabilities of $54,860. At October 2, 2016 and December 31, 2015, the remaining amount in liabilities related to the fair value of other non-exchange traded derivative instruments.

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

Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair value as of October 2, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, was as follows:

	Fair Value		Carrying Value
	October 2, 2016	December 31, 2015	October 2, 2016	December 31, 2015
Current portion of long-term debt	$250,130	$509,580	$250,024	$499,923
Long-term debt	2,510,841	1,668,379	2,362,466	1,557,091
Total	$2,760,971	$2,177,959	$2,612,490	$2,057,014
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended October 2, 2016 and October 4, 2015 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2016	2015	2016	2015	2016	2015	2016	2015
Commodities futures and options	$(37,246)	$—	$—	$(34,571)	$7,780	$11,000	$—	$1,288
Foreign exchange contracts	(27)	750	1,628	662	(2,659)	185	—	—
Interest rate swap agreements	—	—	(274)	(36,187)	(2,833)	(1,166)	—	—
Deferred compensation derivatives	665	(1,403)	—	—	—	—	—	—
Total	$(36,608)	$(653)	$1,354	$(70,096)	$2,288	$10,019	$—	$1,288

(a)
Losses recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

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
The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 2, 2016 and October 4, 2015 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI (effective portion)		Gains (losses) reclassified from AOCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2016	2015	2016	2015	2016	2015	2016	2015
Commodities futures and options	$(37,176)	$(2,777)	$—	$62,619	$23,648	$31,300	$—	$2,142
Foreign exchange contracts	(484)	474	(6,404)	158	(3,681)	273	—	—
Interest rate swap agreements	—	—	(47,223)	(28,184)	(5,903)	(3,479)	—	—
Deferred compensation derivatives	1,486	(1,024)	—	—	—	—	—	—
Total	$(36,174)	$(3,327)	$(53,627)	$34,593	$14,064	$28,094	$—	$2,142

(a)
Losses recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

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
The amount of net losses on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified from AOCI into earnings in the next 12 months was approximately $5,270 after tax as of October 2, 2016. This amount is primarily associated with losses on interest rate swap agreements and foreign currency forward exchange contracts, which more than offset gains on commodities futures contracts.
Fair Value Hedges
For the three months ended October 2, 2016 and October 4, 2015, we recognized a pretax benefit to interest expense of $1,022 and $1,548, respectively, relating to our fixed-to-floating interest swap agreements. For the nine months ended October 2, 2016 and October 4, 2015, we recognized a pretax benefit to interest expense of $3,477 and $5,597, respectively, relating to our fixed-to-floating interest swap arrangements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

6. NONCONTROLLING INTEREST IN SUBSIDIARY
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2016 activity relating to the noncontrolling interest follows:

Noncontrolling Interests
Balance, December 31, 2015	$49,465
Net loss attributable to noncontrolling interests (1)	(798)
Other comprehensive loss - foreign currency translation adjustments	(2,040)
Balance, October 2, 2016	$46,627
(1) Amount is not considered significant and is presented within selling, marketing and administrative expenses.
7. COMPREHENSIVE INCOME
A summary of the components of comprehensive income is as follows:

	Three Months Ended			Three Months Ended
	October 2, 2016			October 4, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$227,403			$154,771
Other comprehensive income (loss):
Foreign currency translation adjustments	$(8,533)	$—	(8,533)	$(26,631)	$—	(26,631)
Pension and post-retirement benefit plans (a)	11,896	(4,501)	7,395	15,962	(5,993)	9,969
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	1,354	(210)	1,144	(70,096)	26,182	(43,914)
Reclassification adjustments (b)	(2,288)	1,390	(898)	(10,019)	3,805	(6,214)
Total other comprehensive loss	$2,429	$(3,321)	(892)	$(90,784)	$23,994	(66,790)
Total comprehensive income			$226,511			$87,981
Comprehensive loss (gain) attributable to noncontrolling interests			751			(820)
Comprehensive income attributable to The Hershey Company			$227,262			$87,161

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended			Nine Months Ended
	October 2, 2016			October 4, 2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$603,191			$299,567
Other comprehensive income (loss):
Foreign currency translation adjustments	$5,053	$—	5,053	$(51,681)	$—	(51,681)
Pension and post-retirement benefit plans (a)	16,395	(6,511)	9,884	32,776	(11,880)	20,896
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(53,627)	18,838	(34,789)	34,593	(13,570)	21,023
Reclassification adjustments (b)	(14,064)	6,079	(7,985)	(28,094)	10,383	(17,711)
Total other comprehensive loss	$(46,243)	$18,406	(27,837)	$(12,406)	$(15,067)	(27,473)
Total comprehensive income			$575,354			$272,094
Comprehensive loss attributable to noncontrolling interests			2,040			2,111
Comprehensive income attributable to The Hershey Company			$577,394			$274,205

(a)	These amounts are included in the computation of net periodic benefit costs. For more information, see Note 11.

(b)	For information on the presentation of reclassification adjustments for cash flow hedges on the Consolidated Statements of Income, see Note 5.
The components of accumulated other comprehensive loss, as shown on the Consolidated Balance Sheets, are as follows:

	October 2, 2016	December 31, 2015
Foreign currency translation adjustments	$(94,143)	$(101,236)
Pension and post-retirement benefit plans, net of tax	(244,764)	(254,648)
Cash flow hedges, net of tax	(57,915)	(15,141)
Total accumulated other comprehensive loss	$(396,822)	$(371,025)
8. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net include the following:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Write-down of equity investments in partnerships qualifying for tax credits	$20,801	$9,249	$35,862	$13,893
Settlement of SGM (see Note 2)	—	—	(26,650)	—
Gain on sale of non-core trademark	—	—	—	(9,950)
Other (income) expense, net	999	160	(509)	385
Total	$21,800	$9,409	$8,703	$4,328

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

9. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the nine months ended October 2, 2016 and October 4, 2015 were 33.0% and 50.5%, respectively. Adjusting for the impact of the 2015 non-deductible goodwill impairment charge, the 2015 year to date effective income tax rate was 34.5%. The 2016 effective tax rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and investment and research and development tax credits, which were partially offset by the current period SGM valuation allowance.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $12,175 within the next 12 months because of the expiration of statutes of limitations and settlement of tax audits.
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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the three and nine months ended October 2, 2016, we incurred charges totaling $2,991 and $19,278, respectively, representing pension settlement charges, adjustments to estimated severance benefits and incremental third-party costs related to the design and implementation of the new organizational structure. As of October 2, 2016, we have completed the 2015 Productivity Initiative. We incurred total costs of $125,031 relating to this program, including pension settlement charges of $13,669 recorded in 2016 and $10,178 recorded in 2015 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Other international programs
Costs incurred for the three and nine months ended October 4, 2015 related principally to accelerated depreciation and amortization and employee severance costs for a couple of programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Expenses recorded for business realignment activities during the three and nine months ended October 2, 2016 and October 4, 2015 were classified as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Cost of sales (1):
Operational optimization program	$24,470	$—	$57,948	$—
Other international restructuring programs	—	2,529	—	5,205
Total cost of sales	24,470	2,529	57,948	5,205
Selling, marketing and administrative (2):
Operational optimization program	414	—	9,822	—
2015 productivity initiative	748	6,515	6,149	10,017
Other international restructuring programs	—	666	—	3,234
Total selling, marketing and administrative	1,162	7,181	15,971	13,251
Business realignment charges (3):
Operational optimization program	87	—	17,442	—
2015 productivity initiative	2,243	57,753	13,126	80,305
Divestiture of Mauna Loa (see Note 2)	—	—	—	2,667
Total business realignment charges	2,330	57,753	30,568	82,972
Total charges associated with business realignment activities	$27,962	$67,463	$104,487	$101,428

(1)	Charges primarily relate to non-cash asset-related accelerated depreciation and amortization.

(2)	Charges primarily relate to third-party costs incurred to execute the restructuring initiatives.

(3)	Charges largely relate to employee severance and benefits, including pension settlement costs for the 2015 Productivity Initiative.
The costs and related benefits of the Operational Optimization Program relate approximately 15% to the North America segment and 85% to the International and Other segment. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment, while the costs and related benefits of the other international programs relate primary to the International and Other segment. However, segment operating results do not include these business realignment and related charges because we evaluate segment performance excluding such charges.
The following table presents the liability activity for employee-related costs qualifying as exit and disposal costs:

Total
Liability balance at December 31, 2015	$16,310
2016 business realignment charges	16,899
Cash payments	(28,150)
Other, net	(206)
Liability balance at October 2, 2016	$4,853
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the third quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$5,794	$7,068	$75	$135
Interest cost	10,130	11,025	2,435	2,516
Expected return on plan assets	(14,700)	(17,146)	—	—
Amortization of prior service (credit) cost	(262)	(294)	144	151
Amortization of net loss (gains)	8,803	7,595	(4)	(11)
Net periodic benefit cost	9,765	8,248	2,650	2,791
Settlement cost	3,147	2,583	—	—
Total net periodic benefit cost	$12,912	$10,831	$2,650	$2,791

We made contributions of $18,549 and $7,473 to the pension plans and other benefits plans, respectively, during the third quarter of 2016. In the third quarter of 2015, we made contributions of $29,349 and $5,174 to our pension plans and other benefits plans, respectively. The contributions in 2016 and 2015 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$17,377	$21,301	$224	$406
Interest cost	31,914	33,187	7,300	7,617
Expected return on plan assets	(44,073)	(51,685)	—	—
Amortization of prior service (credit) cost	(785)	(881)	432	457
Amortization of net loss (gains)	26,411	22,899	(10)	(40)
Net periodic benefit cost	30,844	24,821	7,946	8,440
Settlement cost	20,085	2,583	—	—
Total net periodic benefit cost	$50,929	$27,404	$7,946	$8,440

We made contributions of $20,385 and $22,181 to the pension plans and other benefits plans, respectively, during the first nine months of 2016. In the first nine months of 2015, we made contributions of $30,685 and $14,502 to our pension plans and other benefits plans, respectively. The contributions in 2016 and 2015 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

During the second quarter of 2016, the cumulative lump sum settlement distributions in the salaried defined benefit pension plan exceeded the anticipated annual service and interest costs, triggering the recognition of non-cash pension settlement charges due to the acceleration of a portion of the accumulated unrecognized actuarial loss. We recorded additional pension settlement charges of $3,147 in the third quarter of 2016, bringing the total to $20,085 for the first nine months of 2016. This includes lump sum withdrawals by employees retiring or leaving the Company as a result of the 2015 Productivity Initiative (see Note 10). As a result of the lump sum settlements, certain U.S. pension plan assets and liabilities were remeasured at July 3, 2016 using a discount rate of 3.25%, compared to 4.0% as of December 31, 2015 and an expected rate of return on plan assets of 6.1%.

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Pre-tax compensation expense	$14,491	$13,374	$40,699	$39,989
Related income tax benefit	4,406	4,334	13,186	13,676
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of October 2, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $74,083 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended October 2, 2016 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	6,842,563	$75.48	5.8 years
Granted	1,354,390	$90.72
Exercised	(1,649,402)	$58.19
Forfeited	(189,933)	$100.65
Outstanding as of October 2, 2016	6,357,618	$82.46	6.5 years	$113,418
Options exercisable as of October 2, 2016	3,597,028	$71.87	4.9 years	$100,042
The weighted-average fair value of options granted was $11.46 and $19.18 per share for the periods ended October 2, 2016 and October 4, 2015, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	October 2, 2016	October 4, 2015
Dividend yields	2.4%	2.0%
Expected volatility	16.8%	20.2%
Risk-free interest rates	1.5%	1.9%
Expected lives in years	6.8	6.6
The total intrinsic value of options exercised was $70,009 and $60,425 for the periods ended October 2, 2016 and October 4, 2015, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended October 2, 2016 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	495,207	$106.40
Granted	531,019	$93.47
Performance assumption change	5,276	$97.32
Vested	(214,577)	$94.95
Forfeited	(32,512)	$100.45
Outstanding as of October 2, 2016	784,413	$102.53
The table above excludes PSU awards for 6,410 units as of October 2, 2016 and 20,586 units as of December 31, 2015 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Nine Months Ended
	October 2, 2016	October 4, 2015
Units granted	531,019	315,443
Weighted-average fair value at date of grant	$93.47	$107.53
Monte Carlo simulation assumptions:
Estimated values	$38.02	$61.22
Dividend yields	2.5%	2.0%
Expected volatility	17.0%	14.9%
The fair value of shares vested totaled $19,673 and $40,220 for the periods ended October 2, 2016 and October 4, 2015, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 483,286 units as of October 2, 2016. Each unit is equivalent to one share of the Company’s Common Stock.

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
Accounting policies associated with our operating segments are generally the same as those described in Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K, with the exception of our accounting methodology for commodities derivatives. As discussed in Note 5, derivatives used to manage commodity price risk are not designated for hedge accounting treatment. These derivatives are recognized at fair market value with the resulting realized and unrealized losses recognized in unallocated derivative (gains) losses outside of the reporting segment results. The gains and losses are subsequently recognized in the operating results of the segments in the period in which the underlying transaction being economically hedged is included in earnings.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net sales:
North America	$1,764,528	$1,733,869	$4,842,840	$4,840,438
International and Other	238,926	226,910	627,097	636,966
Total	$2,003,454	$1,960,779	$5,469,937	$5,477,404

Segment Income (Loss):
North America	$563,946	$546,080	$1,519,059	$1,561,053
International and Other	4,284	(13,509)	(12,411)	(79,754)
Total segment income	568,230	532,571	1,506,648	1,481,299
Unallocated corporate expense (1)	121,828	117,695	370,622	383,160
Unallocated mark-to-market losses on commodity derivatives (2)	35,791	—	30,851	—
Goodwill impairment	—	30,991	—	280,802
Charges associated with business realignment activities	27,962	67,463	104,487	101,428
Non-service related pension expense	6,360	4,049	20,666	6,976
Acquisition integration costs	2,265	9,359	3,727	14,253
Operating profit	374,024	303,014	976,295	694,680
Interest expense, net	24,387	46,967	66,730	85,046
Other (income) expense, net	21,800	9,409	8,703	4,328
Income before income taxes	$327,837	$246,638	$900,862	$605,306

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold. See Note 5.
Activity within the unallocated mark-to-market (gains) losses on commodity derivatives for the three and nine months ended October 2, 2016 included:

	Three Months Ended	Nine Months Ended
	October 2, 2016	October 2, 2016
Net losses on mark-to-market valuation of unallocated commodity derivative positions	$37,246	$37,176
Net losses on commodity derivative positions allocated to segment income	1,455	6,325
Net losses on mark-to-market valuation of commodity derivative positions remaining in unallocated derivative (gains) losses	$35,791	$30,851
Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify losses on commodity derivatives of $11 million after tax to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
North America	$41,592	$38,887	$120,378	$113,837
International and Other	13,515	13,993	37,523	34,136
Corporate (1)	30,015	11,174	84,000	34,882
Total	$85,122	$64,054	$241,901	$182,855

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 10. Such amounts are not included within our measure of segment income.

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended October 2, 2016
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	4,640,964	$420,249
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	354,320	32,331
Total share repurchases	4,995,284	452,580
Shares issued for stock options and incentive compensation	(1,814,461)	(75,542)
Net change	3,180,823	$377,038
The $250 million share repurchase program approved by our Board of Directors in February 2015 was completed in the first quarter of 2016.
In February 2016, our Board of Directors approved an additional $500 million authorization to repurchase shares of our Common Stock. As of October 2, 2016, $100 million remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	October 2, 2016		October 4, 2015
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$94,498	$34,068	$92,041	$32,128
Allocation of undistributed earnings	72,691	26,146	22,693	7,909
Total earnings—basic	$167,189	$60,214	$114,734	$40,037

Denominator (shares in thousands):
Total weighted-average shares—basic	153,259	60,620	158,111	60,620

Earnings Per Share—basic	$1.09	$0.99	$0.73	$0.66

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$167,189	$60,214	$114,734	$40,037
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	60,214	—	40,037	—
Reallocation of undistributed loss	—	(160)	—	(27)
Total earnings—diluted	$227,403	$60,054	$154,771	$40,010

Denominator (shares in thousands):
Number of shares used in basic computation	153,259	60,620	158,111	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,062	—	1,192	—
Performance and restricted stock units	220	—	152	—
Total weighted-average shares—diluted	215,161	60,620	220,075	60,620

Earnings Per Share—diluted	$1.06	$0.99	$0.70	$0.66
The earnings per share calculations for the three months ended October 2, 2016 and October 4, 2015 excluded 2,921 and 2,552, respectively, of stock options that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	October 2, 2016		October 4, 2015
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$273,380	$98,326	$262,032	$91,051
Allocation of undistributed earnings (loss)	170,458	61,027	(39,750)	(13,766)
Total earnings—basic	$443,838	$159,353	$222,282	$77,285

Denominator (shares in thousands):
Total weighted-average shares—basic	153,943	60,620	159,058	60,620

Earnings Per Share—basic	$2.88	$2.63	$1.40	$1.27

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$443,838	$159,353	$222,282	$77,285
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	159,353	—	77,285	—
Reallocation of undistributed (loss) earnings	—	(347)	—	132
Total earnings—diluted	$603,191	$159,006	$299,567	$77,417

Denominator (shares in thousands):
Number of shares used in basic computation	153,943	60,620	159,058	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,013	—	1,406	—
Performance and restricted stock units	182	—	238	—
Total weighted-average shares—diluted	215,758	60,620	221,322	60,620

Earnings Per Share—diluted	$2.80	$2.62	$1.35	$1.28
The earnings per share calculations for the nine months ended October 2, 2016 and October 4, 2015 excluded 3,680 and 2,660, respectively, of stock options that would have been antidilutive.

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

Inventories:	October 2, 2016	December 31, 2015
Raw materials	$321,781	$353,451
Goods in process	99,685	67,745
Finished goods	610,929	534,983
Inventories at FIFO	1,032,395	956,179
Adjustment to LIFO	(188,876)	(205,209)
Total inventories	$843,519	$750,970

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Property, plant and equipment:	October 2, 2016	December 31, 2015
Land	$101,197	$96,666
Buildings	1,257,869	1,084,958
Machinery and equipment	2,985,841	2,886,723
Construction in progress	235,274	448,956
Property, plant and equipment, gross	4,580,181	4,517,303
Accumulated depreciation	(2,420,592)	(2,276,843)
Property, plant and equipment, net	$2,159,589	$2,240,460

Other assets:	October 2, 2016	December 31, 2015
Capitalized software, net	$85,352	$68,004
Income tax receivable	1,468	1,428
Other non-current assets	82,933	85,934
Total other assets	$169,753	$155,366

Accrued liabilities:	October 2, 2016	December 31, 2015
Payroll, compensations and benefits	$202,131	$215,638
Advertising and promotion	334,902	337,945
Due to SGM shareholders	—	72,025
Other	145,979	231,359
Total accrued liabilities	$683,012	$856,967

Other long-term liabilities:	October 2, 2016	December 31, 2015
Post-retirement benefits liabilities	$224,974	$231,412
Pension benefits liabilities	137,530	122,681
Other	116,203	114,625
Total other long-term liabilities	$478,707	$468,718

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
OVERVIEW AND OUTLOOK
Our 2016 third quarter net sales totaled $2,003.5 million, an increase of 2.2% versus our 2015 third quarter net sales of $1,960.8 million. Excluding a 0.2% impact from unfavorable foreign currency exchange rates, our net sales increased 2.4%. The increase was driven by higher North America volumes, mostly due to positive investments in our brands during the quarter. Specifically, our marketplace results were driven by greater levels of in-store merchandising and displays as we leveraged large promotional events such as the Summer Olympics and Reese's NCAA Football College Game Day, as well as new product innovation. In addition, net price realization was favorable as direct trade and returns, discounts and allowances in our International and Other segment were less than prior year. The acquisition of Ripple Brand Collective, LLC was also a favorable benefit to the quarter's performance.
Our reported gross margin decreased 300 basis points in the third quarter of 2016, primarily driven by mark-to-market losses on commodity derivatives and higher charges related to business realignment activities. Our non-GAAP gross margin (as defined in the Non-GAAP Information section of this MD&A) decreased 40 basis points in the third quarter of 2016, primarily due to higher net supply chain costs (net of productivity and cost savings initiatives) and unfavorable sales mix.
Our 2016 third quarter reported operating profit increased to $374.0 million from $303.0 million for the same period of 2015. The 2015 period included incrementally higher expenses, including the $31.0 million non-cash goodwill impairment charge recognized in the third quarter of 2015, as well as charges related to the 2015 Productivity Initiative. Our 2016 third quarter operating profit margin increased to 18.7% from 15.5% for the same period of 2015, with the 2015 operating profit margin reflecting the impact of the aforementioned goodwill impairment and 2015 Productivity Initiative charges. Our 2016 third quarter reported net income and earnings per share-diluted totaled $227.4 million and $1.06, respectively, compared to 2015 third quarter net income and earnings per share-diluted of $154.8 million and $0.70, respectively. The lower level of net income and earnings per share-diluted in the 2015 third quarter also resulted from the goodwill impairment and 2015 Productivity Initiative charges. From a non-GAAP perspective, 2016 third quarter adjusted net income increased 7.8% and adjusted earnings per share-diluted increased 10.3%.
Over the remainder of the year, our priorities and outlook remain unchanged and we are focused on delivering on the objectives we outlined earlier this year. We are making the necessary investments we believe will strengthen Hershey's leadership position and build upon our latest marketplace results. Our seasonal business and programs are on track and the launch of Hershey's Cookie Layer Crunch should enable us to end the year with momentum.
We currently estimate full-year 2016 net sales growth of approximately 1.0%, which includes a 0.5% net benefit from acquisitions and divestitures and a 0.75% unfavorable impact from foreign currency exchange rates. Excluding the unfavorable impact from foreign currency exchange rates, our full-year net sales are expected to increase approximately 1.75%. Our 2016 productivity and cost savings programs are on track, with the related savings in line with our estimates, and we continue to focus on non-essential spending. Additionally, our effective tax rate is expected to be slightly favorable versus our previous expectations. As a result, we currently expect 2016 full-year reported earnings per share-diluted to improve significantly, on the basis of lower unusual charges as compared to 2015, and be in the $3.82 to $3.90 range. From a non-GAAP perspective, we currently expect adjusted earnings per share-diluted for 2016 to increase 4.0% to 5.0%, including dilution from the barkTHINS acquisition of $0.05 to $0.06 per share, and be in the $4.28 to $4.32 range. A reconciliation of reported to adjusted projections for 2016 are reflected in the non-GAAP reconciliations that follow.
NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by unallocated mark-to-market gains and losses on commodity derivatives, business realignment charges, costs relating to the integration of acquisitions, non-service related components of our pension expense ("NSRPE"), goodwill impairment charges, settlement of the SGM liability, the gain realized on the sale of a trademark, costs associated with the early extinguishment of debt and other non-recurring gains and losses.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Nine Months Ended
In thousands except per share data	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Reported gross profit	$850,848	$892,064	$2,415,622	$2,528,315
Derivative mark-to-market losses	35,791	—	30,851	—
Business realignment activities	24,470	2,529	57,948	5,205
Acquisition integration costs	—	6,035	—	6,343
NSRPE	2,620	628	9,132	1,887
Non-GAAP gross profit	$913,729	$901,256	$2,513,553	$2,541,750

Reported operating profit	$374,024	$303,014	$976,295	$694,680
Derivative mark-to-market losses	35,791	—	30,851	—
Business realignment activities	27,962	67,463	104,487	101,428
Acquisition integration costs	2,265	9,359	3,727	14,253
NSRPE	6,360	4,049	20,666	6,976
Goodwill impairment	—	30,991	—	280,802
Non-GAAP operating profit	$446,402	$414,876	$1,136,026	$1,098,139

Reported provision for income taxes	$100,434	$91,867	$297,671	$305,739
Derivative mark-to-market losses*	13,566	—	11,694	—
Business realignment activities*	5,576	24,124	16,409	35,995
Acquisition integration costs*	859	1,300	1,413	2,959
NSRPE*	2,432	1,560	7,900	2,725
Loss on early extinguishment of debt*	—	10,735	—	10,735
Gain on sale of trademark*	—	—	—	(3,662)
Non-GAAP provision for income taxes	$122,867	$129,586	$335,087	$354,491

Reported net income	$227,403	$154,771	$603,191	$299,567
Derivative mark-to-market losses	22,225	—	19,157	—
Business realignment activities	22,386	43,339	88,073	65,433
Acquisition integration costs	1,406	8,059	2,314	11,294
NSRPE	3,928	2,489	12,766	4,251
Settlement of SGM liability	—	—	(26,650)	—
Goodwill impairment	—	30,991	—	280,802
Loss on early extinguishment of debt	—	17,591	—	17,591
Gain on sale of trademark	—	—	—	(6,288)
Non-GAAP net income	$277,348	$257,240	$698,851	$672,650

Reported EPS - Diluted	$1.06	$0.70	$2.80	$1.35
Derivative mark-to-market losses	0.10	—	0.09	—
Business realignment activities	0.10	0.20	0.40	0.30
Acquisition integration costs	0.01	0.03	0.01	0.04
NSRPE	0.02	0.01	0.06	0.02
Settlement of SGM liability	—	—	(0.12)	—
Goodwill impairment	—	0.15	—	1.28
Loss on early extinguishment of debt	—	0.08	—	0.08
Gain on sale of trademark	—	—	—	(0.03)
Non-GAAP EPS - Diluted	$1.29	$1.17	$3.24	$3.04
* The tax impact is determined by multiplying each pre-tax reconciling adjustment by the applicable statutory income tax rates, taking into consideration the impact of valuation allowances, as applicable.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
As reported gross margin	42.5%	45.5%	44.2%	46.2%
Non-GAAP gross margin (1)	45.6%	46.0%	46.0%	46.4%

As reported operating profit margin	18.7%	15.5%	17.8%	12.7%
Non-GAAP operating profit margin (2)	22.3%	21.2%	20.8%	20.0%

As reported effective tax rate	30.6%	37.2%	33.0%	50.5%
Non-GAAP effective tax rate (3)	30.7%	33.5%	32.4%	34.5%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

(3)
Calculated as non-GAAP provision for income taxes as a percentage of non-GAAP income before taxes (calculated as non-GAAP operating profit minus non-GAAP interest expense, net plus or minus non-GAAP other (income) expense, net).

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market losses on commodity derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market losses on such commodity derivatives, until such time as the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three and nine months ended October 2, 2016, unallocated mark-to-market losses on derivative commodities totaled $35.8 million and $30.9 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three and nine months ended October 2, 2016, we incurred $28.0 million and $104.5 million, respectively, of pre-tax charges related to business realignment activities. For the three and nine months ended October 4, 2015, we incurred $67.5 million and $101.4 million, respectively, of pre-tax charges related to business realignment activities. During 2016, we recognized pension settlement costs totaling $20.1 million, of which $13.7 million is included within business realignment activity, as the charges related to individuals electing lump sum pension distributions that exited in connection with the 2015 Productivity Initiative. The remaining $6.4 million in 2016 settlement charges related to individuals that left the Company in normal course and elected lump sum pension distributions. See Note 10 to the Unaudited Consolidated Financial Statements for more information.

Acquisition integration costs
For the three and nine months ended October 2, 2016, we incurred pre-tax costs of $2.3 million and $3.7 million, respectively, related to the integration of the 2016 acquisition of Ripple Brand Collective, LLC, as we incorporate this business into our operating practices and information systems. For the three and nine months ended October 4, 2015, we incurred pre-tax costs related to integration of the 2014 acquisitions of SGM and Allan Candy and the 2015 acquisition of Krave totaling $9.4 million and $14.3 million, respectively.

Non-service related pension expense
Non-service related pension expense includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. The non-service related pension expense can fluctuate from year-to-year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs to our business and provides for a better comparison of our operating results from year-to-year. Therefore, we exclude the non-service-related pension expense from our internal performance measures. Our most significant defined benefit pension plans were closed to most new participants in 2007, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax non-service related pension expense of $6.3 million and $20.7 million for the three and nine months ended October 2, 2016, respectively. This includes $2.1 million and $6.4 million related to settlement charges that were recorded for the three and nine months ended October 2, 2016, respectively. We recorded pre-tax non-service related pension expense of $4.0 million and $7.0 million for the three and nine months ended October 4, 2015, respectively.

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

Goodwill impairment
During the second quarter of 2015, we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit. During the third quarter of 2015, we finalized the assessment of the goodwill generated by the SGM acquisition, resulting in additional non-cash goodwill impairment charges of $31.0 million.

Loss on Early Extinguishment of Debt
During the third quarter of 2015, we recorded a $28.3 million loss on the early extinguishment of debt relating to a cash tender offer.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended October 2, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(7.2)%	0.5%	(7.7)%
Total North America segment	1.8%	0.1%	1.7%

International and Other segment
Mexico	—%	(13.3)%	13.3%
Brazil	37.8%	10.8%	27.0%
India	(22.7)%	(2.1)%	(20.6)%
Greater China	9.6%	(5.0)%	14.6%
Total International and Other segment	5.3%	(2.2)%	7.5%

Total Company	2.2%	(0.2)%	2.4%

	Nine Months Ended October 2, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(6.1)%	(4.1)%	(2.0)%
Total North America segment	—%	(0.2)%	0.2%

International and Other segment
Mexico	(7.8)%	(16.0)%	8.2%
Brazil	5.4%	(13.9)%	19.3%
India	(32.8)%	(3.7)%	(29.1)%
Greater China	14.0%	(4.9)%	18.9%
Total International and Other segment	(1.5)%	(4.9)%	3.4%

Total Company	(0.1)%	(0.7)%	0.6%

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

	2016 (Projected)	2015
Reported EPS – Diluted	$3.82 - $3.90	$2.32
Business realignment activities	0.45 - 0.47	0.36
Acquisition integration costs	0.02 - 0.03	0.05
Non-service related pension expense	0.07 - 0.08	0.05
Settlement of SGM liability	(0.12)	—
Goodwill impairment	—	1.28
Loss on early extinguishment of debt	—	0.09
Gain on sale of trademark	—	(0.03)
Adjusted EPS – Diluted	$4.28 - $4.32	$4.12

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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
In millions of dollars except per share amounts
Net Sales	$2,003.5	$1,960.8	2.2%	$5,469.9	$5,477.4	(0.1)%
Cost of Sales	1,152.6	1,068.7	7.9%	3,054.3	2,949.1	3.6%
Gross Profit	850.8	892.1	(4.6)%	2,415.6	2,528.3	(4.5)%
Gross Margin	42.5%	45.5%		44.2%	46.2%
SM&A Expense	474.5	500.3	(5.2)%	1,408.8	1,469.8	(4.2)%
SM&A Expense as a percent of Net Sales	23.7%	25.5%		25.8%	26.8%
Goodwill Impairment	—	31.0	NM	—	280.8	NM
Business Realignment Charges	2.3	57.8	(96.0)%	30.6	83.0	(63.1)%
Operating Profit	374.0	303.0	23.4%	976.3	694.7	40.5%
Operating Profit Margin	18.7%	15.5%		17.8%	12.7%
Interest Expense, Net	24.4	47.0	(48.1)%	66.7	85.1	(21.6)%
Other (Income) Expense, Net	21.8	9.4	131.9%	8.7	4.3	102.3%
Provision for Income Taxes	100.4	91.8	9.4%	297.7	305.7	(2.6)%
Effective Income Tax Rate	30.6%	37.2%		33.0%	50.5%
Net Income	$227.4	$154.8	46.9%	$603.2	$299.6	101.3%
Net Income Per Share—Diluted	$1.06	$0.70	51.4%	$2.80	$1.35	107.4%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above. NM - not meaningful
Results of Operations - Third Quarter 2016 vs. Third Quarter 2015
Net Sales
Net sales increased 2.2% in the third quarter of 2016 compared to the same period of 2015, reflecting volume increases of 1.0%, favorable net price realization of 0.7%, and a 0.7% benefit from net acquisitions and divestitures, partially offset by an unfavorable impact from foreign currency exchange rates of 0.2%. The volume increase was primarily attributed to the U.S., driven by greater levels of in-store merchandising and displays as we leveraged large promotional events, as well as new product innovation. The favorable net price realization was substantially related to lower direct trade and returns, discounts and allowances in the International and Other segment versus the prior year. Excluding foreign currency, our net sales increased 2.4% in the quarter.
Key U.S. Marketplace Metrics
For the 12-week period ended October 8, 2016, our U.S. candy, mint & gum retail takeaway decreased 0.4%. For the same 12-week period, our U.S. market share was 30.9%, a decline of 0.1 share points as compared with the same period of 2015. Consumer takeaway and the change in market share are provided for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category.

Cost of Sales and Gross Margin
Cost of sales increased 7.9% in the third quarter of 2016 compared to the same period of 2015. Incremental depreciation expense related to business realignment activities and mark-to-market losses on commodity derivative instruments increased cost of sales by 5.9%, while the remaining increase was due to higher supply chain costs and higher sales volumes, which more than offset the benefit from supply chain productivity and cost savings initiatives. As described in Note 5 to the Unaudited Consolidated Financial Statements, our commodity derivative instruments are no longer designated for hedge accounting treatment and, as a result, the changes in fair market value are recognized currently in cost of sales.
Gross margin decreased by 300 basis points in the third quarter of 2016 compared to the same period of 2015. Mark-to-market losses on commodity derivative instruments and incremental depreciation expense related to business realignment activities drove a 280 basis point decline in gross margin. Higher supply chain costs and unfavorable sales mix also contributed to the decreased gross margin and were partially offset by the benefit from supply chain productivity and cost savings initiatives. On a non-GAAP basis, excluding the losses on commodity derivative instruments as well as business realignment charges, 2016 adjusted gross margin decreased by 40 basis points.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $25.8 million or 5.2% in the third quarter of 2016, due primarily to a 9.6% decline in advertising and related consumer marketing expense. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 decreased by 2.4% as compared to 2015, driven by productivity and cost savings initiatives, which more than offset higher employee-related costs. SM&A expenses in 2016 were also impacted by charges for business realignment activities of $1.7 million, acquisition integration costs of $2.3 million, and NSRPE of $3.7 million. In 2015, SM&A expenses included $7.2 million for business realignment activities, acquisition integration costs of $3.3 million, and NSRPE of $3.4 million.
Business Realignment Charges
In the third quarters of 2016 and 2015, we recorded business realignment charges of $2.3 million and $57.8 million, respectively. The 2016 charges related primarily to severance and benefits attributed to the Operational Optimization Program that commenced in the second quarter of 2016, as well as additional pension settlement costs resulting from the 2015 Productivity Initiative. The 2015 charges related to the 2015 Productivity Initiative, as described in Note 10 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased $71.0 million in the third quarter of 2016, while operating profit margin increased to 18.7% in the third quarter of 2016 from 15.5% in the third quarter of 2015. Excluding the $31.0 million non-cash goodwill impairment charge recorded in the third quarter of 2015, operating profit increased by 12.0%, reflecting the benefit of higher sales coupled with lower SM&A expenses and business realignment charges, while operating profit margin increased by 170 basis points.
On a non-GAAP basis, third quarter 2016 adjusted operating profit increased 7.6%, while adjusted operating profit margin increased 110 basis points, in each case as compared with the same period of 2015.
Interest Expense, Net
Net interest expense was $22.6 million lower in the third quarter of 2016 than in the same period of 2015, primarily due to the premium paid to repurchase long-term debt as part of a cash tender offer in 2015. Excluding the impact of the loss on the early extinguishment of debt in 2015, net interest expense increased $5.7 million as a result of incremental interest on bonds issued in 2016 as well as lower capitalized interest expense.
Other (Income) Expense, Net
Other (income) expense, net was $12.4 million higher in the third quarter of 2016 than in the same period of 2015, primarily attributed to an increase in the write-down of equity investments qualifying for federal historic and energy tax credits in 2016 as compared to the prior year.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 30.6% for the third quarter of 2016 compared with 37.2% for the same period of 2015. The 2015 rate was significantly impacted by the non-deductible goodwill impairment charge.  Excluding the impact of the goodwill impairment charge, the 2015 third quarter effective income tax rate was 33.1%. The 2016 effective tax rate benefited from the impact of investment and research and development tax credits, which were partially offset by the current period SGM valuation allowance.
Net Income and Net Income Per Share
Net income increased $72.6 million, or 46.9%, while earnings per share-diluted (“EPS”) increased $0.36, or 51.4%, in the third quarter of 2016 compared to the same period of 2015. The increases in both net income and EPS primarily resulted from the non-recurring goodwill impairment charge and the loss on the early extinguishment of debt recorded in the third quarter of 2015, higher sales volume and SM&A spending, and the reduction in the 2016 effective income tax rate. Our third quarter 2016 EPS also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, adjusted net income increased $20.1 million in the third quarter of 2016, or 7.8%, and adjusted EPS increased $0.12, or 10.3%, as compared to the same period of 2015. The increases in 2016 non-GAAP net income and EPS were also due primarily to higher sales volume and SM&A spending, and the reduction in the 2016 effective income tax rate. Our 2016 non-GAAP EPS also benefited from lower weighted-average shares outstanding, as noted above.

Results of Operations - First Nine Months 2016 vs. First Nine Months 2015
Net Sales
Net sales decreased 0.1% in the first nine months of 2016 compared to the same period of 2015, reflecting an unfavorable impact from foreign currency exchange rates of 0.7% and volume declines of 0.1%, substantially offset by a 0.5% benefit from net acquisitions and divestitures as well as favorable net price realization of 0.2%. Excluding foreign currency, our net sales increased 0.6% in first nine months of 2016.
Cost of Sales and Gross Margin
Cost of sales increased 3.6% in the first nine months of 2016 compared to the same period of 2015. Incremental depreciation expense related to business realignment activities and mark-to-market losses on commodity derivative instruments increased cost of sales by 3.2%, while the remaining increase was due to higher supply chain costs, which more than offset the benefit from supply chain productivity initiatives as well as sales volume declines. As described in Note 5 to the Unaudited Consolidated Financial Statements, our commodity derivative instruments are no longer designated for hedge accounting treatment and, as a result, the changes in fair market value are recognized currently in cost of sales.
Gross margin decreased by 200 basis points in the first nine months of 2016 compared to the same period of 2015. Mark-to-market losses on commodity derivative instruments and incremental depreciation expense related to business realignment activities drove a 160 basis point decline in gross margin. Higher supply chain costs and unfavorable sales mix also contributed to the decreased gross margin and were partially offset by the benefit from supply chain productivity and cost savings initiatives. On a non-GAAP basis, excluding the losses on commodity derivative instruments as well as business realignment charges, 2016 adjusted gross margin decreased by 40 basis points.
Selling, Marketing and Administrative
SM&A expenses decreased $61.1 million or 4.2% in the first nine months of 2016, due primarily to a 5.7% decline in advertising and related consumer marketing expense. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 decreased by 3.3% as compared to 2015, due primarily to savings from the 2015 Productivity Initiative as well as our continued focus on non-essential spending. SM&A expenses in 2016 were also impacted by charges for business realignment activities of $15.7 million, NSRPE of $11.5 million, and acquisition integration costs of $3.7 million. In 2015, SM&A expenses included $13.3 million for business realignment activities, acquisition integration costs of $7.9 million, and NSRPE of $5.1 million.
Business Realignment Charges
In the first nine months of 2016 and 2015, we recorded total business realignment charges of $30.6 million and $83.0 million, respectively. The 2016 charges related primarily to severance and benefits attributed to the Operational Optimization Program that commenced in the second quarter of 2016, as well as additional pension settlement costs resulting from the 2015 Productivity Initiative. The 2015 charges primarily related to the 2015 Productivity Initiative, as described in Note 10 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 40.5% in the first nine months of 2016 compared to the same period of 2015, primarily reflecting the impact of the $280.8 million non-recurring goodwill impairment charge recorded in 2015.
Operating profit margin increased to 17.8% in the first nine months of 2016 from 12.7% in the same period of 2015 due primarily to the impact of the non-recurring goodwill impairment charge recorded in 2015.
On a non-GAAP basis, adjusted operating profit for the first nine months of 2016 increased 3.5% and adjusted operating profit margin improved 80 basis points, in each case as compared with the same period of 2015.
Interest Expense, Net
Net interest expense was $18.3 million lower in the first nine months of 2016 compared to the same period of 2015, due primarily to the premium paid to repurchase long-term debt as part of a cash tender offer in 2015. Excluding the impact of the loss on the early extinguishment of debt in 2015, the net expense increased $10.0 million as a result of incremental interest on bonds issued in 2016 as well as lower capitalized interest expense.
Other (Income) Expense, Net
Other (income) expense, net was $4.4 million higher in the first nine months of 2016 compared to the same period of 2015, primarily duez to an increase in the write-down of equity investments qualifying for federal historic and energy tax credits, partially offset by the $26.7 million settlement of the SGM liability in 2016. In 2015, other (income) expense, net also included the gain on the sale of a non-core trademark.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 33.0% for the first nine months of 2016 compared with 50.5% for the same period of 2015. The 2015 rate was significantly impacted by the non-deductible goodwill impairment charge.  Excluding the impact of the goodwill impairment charge, the 2015 year-to-date effective income tax rate was 34.5%.  The 2016 effective tax rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and investment and research and development tax credits, which were partially offset by the current period SGM valuation allowance.
Net Income and Net Income Per Share
Net income increased $303.6 million, or 101.3%, while EPS increased $1.45, or 107.4%, in the first nine months of 2016 compared to the same period of 2015. The increases in both net income and EPS were primarily attributed to the non-recurring goodwill impairment charge recorded in 2015, as noted above. Our 2016 EPS also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, adjusted net income increased $26.2 million in the first nine months of 2016, or 3.9%, and adjusted EPS increased $0.20, or 6.6%, as compared with the same period of 2015. The changes in 2016 non-GAAP net income and EPS were primarily driven by lower SM&A expenses as a percent of sales and the lower effective tax rate. Our 2016 EPS also benefited from lower weighted-average shares outstanding, as noted above.

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015

Net Sales:
North America	$1,764,528	$1,733,869	$4,842,840	$4,840,438
International and Other	238,926	226,910	627,097	636,966
Total	$2,003,454	$1,960,779	$5,469,937	$5,477,404

Segment Income (Loss):
North America	$563,946	$546,080	$1,519,059	$1,561,053
International and Other	4,284	(13,509)	(12,411)	(79,754)
Total segment income	568,230	532,571	1,506,648	1,481,299
Unallocated corporate expense (1)	121,828	117,695	370,622	383,160
Unallocated mark-to-market losses on commodity derivatives (2)	35,791	—	30,851	—
Goodwill impairment	—	30,991	—	280,802
Charges associated with business realignment activities	27,962	67,463	104,487	101,428
Non-service related pension expense	6,360	4,049	20,666	6,976
Acquisition integration costs	2,265	9,359	3,727	14,253
Operating profit	374,024	303,014	976,295	694,680
Interest expense, net	24,387	46,967	66,730	85,046
Other (income) expense, net	21,800	9,409	8,703	4,328
Income before income taxes	$327,837	$246,638	$900,862	$605,306

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.1% and 88.4% of our net sales for the three months ended October 2, 2016 and October 4, 2015, respectively. North America results for the three and nine months ended October 2, 2016 and October 4, 2015 were as follows:

	Three Months Ended			Nine Months Ended
	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
In millions of dollars
Net sales	$1,764.5	$1,733.9	1.8%	$4,842.8	$4,840.4	—%
Segment income	563.9	546.1	3.3%	1,519.1	1,561.1	(2.7)%
Segment margin	32.0%	31.5%		31.4%	32.3%
Results of Operations - Third Quarter 2016 vs. Third Quarter 2015
Net sales of our North America segment increased $30.6 million or 1.8% in the third quarter of 2016 compared to the third quarter of 2015, reflecting volume increases of 1.1% and the favorable net impact of acquisitions and divestitures of 0.8%, partially offset by unfavorable net price realization of 0.1%. The volume increase was primarily attributed to sales in the U.S., which increased 1.7%, partially offset by lower volumes in Canada. The unfavorable net price realization resulted from increased levels of trade promotional spending necessary to support higher levels of in-store merchandising and displays as well as the related promotional price points.
Our North America segment income increased $17.8 million or 3.3% in the third quarter of 2016 compared to the third quarter of 2015, driven by higher net sales as well as a decline in advertising and related consumer marketing expenses.
Results of Operations - First Nine Months 2016 vs. First Nine Months 2015
Net sales of our North America segment increased $2.4 million in the first nine months of 2016 compared to the same period of 2015, reflecting volume increases of 0.5% and the favorable net impact of acquisitions and divestitures of 0.6%, entirely offset by unfavorable net price realization of 0.9% and an unfavorable impact from foreign currency exchange rates that reduced net sales by 0.2%. The unfavorable net price realization resulted from increased levels of trade promotional spending necessary to support higher levels of in-store merchandising and displays as well as the related promotional price points. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income decreased $42.0 million or 2.7% in the first nine months of 2016 compared to the same period of 2015, primarily driven by the lower gross margin.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Chicago, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world. International and Other accounted for 11.9% and 11.6% of our net sales for the three months ended October 2, 2016 and October 4, 2015, respectively. International and Other results for the three and nine months ended October 2, 2016 and October 4, 2015 were as follows:

	Three Months Ended			Nine Months Ended
	October 2, 2016	October 4, 2015	Percent Change	October 2, 2016	October 4, 2015	Percent Change
In millions of dollars
Net sales	$238.9	$226.9	5.3%	$627.1	$637.0	(1.5)%
Segment income (loss)	4.3	(13.5)	131.9%	(12.4)	(79.8)	84.5%
Segment margin	1.8%	(5.9)%		(2.0)%	(12.5)%
Results of Operations - Third Quarter 2016 vs. Third Quarter 2015
Net sales of our International and Other segment increased $12.0 million or 5.3% in the third quarter of 2016 compared to the third quarter of 2015, reflecting favorable net price realization of 7.4% and volume increases of 0.1%, partially offset by unfavorable impact from foreign currency exchange rates of 2.2%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 7.5%.
The favorable net price realization was driven by lower direct trade as well as returns, discounts and allowances in China, which declined significantly compared to the prior year. The volume increase primarily related to Latin America and select export markets, partially offset by lower sales in China, the discontinuance of the edible oil business in India and lower sales in our global retail and licensing business. Sales in China continue to be impacted by the challenging macroeconomic environment and competitive activity. In the third quarter of 2016, China chocolate category retail sales declined by about 4%. Constant currency net sales in Mexico and Brazil collectively increased by approximately 18%, driven by solid Hershey's marketplace performance.
Our International and Other segment income was $4.3 million in the third quarter of 2016 compared to a segment loss of 13.5 million in the comparable period of 2015. Combined income in Latin America and export markets improved versus the prior year and performance in China benefited from lower direct trade as well as returns, discounts and allowances than in the prior year.
Results of Operations - First Nine Months 2016 vs. First Nine Months 2015
Net sales of our International and Other segment decreased $9.9 million or 1.5% in the first nine months of 2016 compared to the same period of 2015, reflecting volume declines of 5.0%, an unfavorable impact from foreign currency exchange rates of 4.9% and an unfavorable impact from the Mauna Loa divestiture of 0.3%, substantially offset by favorable net price realization of 8.7%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 3.4%.
The net sales decline was driven by lower sales in India due to the discontinuance of the edible oil business, as well as lower sales in our global retail and licensing business. Constant currency net sales in Mexico and Brazil collectively increased by approximately 12%, driven by solid Hershey's marketplace performance.
Our International and Other segment loss decreased by $67.4 million in the first nine months of 2016 compared to the same period in 2015. Combined income in Latin America and export markets improved versus the prior year and performance in China benefited from lower direct trade as well as returns, discounts and allowances which were lower than the prior year.
Unallocated Corporate Expense
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
In the third quarter of 2016, unallocated corporate expense totaled $121.8 million, as compared to $117.7 million in the same period of 2015. Savings from the 2015 Productivity Initiative and disciplined discretionary spending were partially offset by higher employee-related costs and higher expense from the allocation of earnings and losses attributed to noncontrolling interests. In the first nine months of 2016, unallocated corporate items totaled $370.6 million, as compared to $383.2 million in the same period of 2015, with the reduction due primarily to cost savings from the 2015 Productivity Initiative discussed previously.

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
At October 2, 2016, our cash and cash equivalents totaled $333.3 million. At December 31, 2015, our cash and cash equivalents totaled $346.5 million. Our cash and cash equivalents during the first nine months of 2016 declined $13.2 million compared to the 2015 year-end balance as a result of the sources and uses of cash outlined in the discussion that follows.
Approximately two-thirds of the balance of our cash and cash equivalents at October 2, 2016 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to indefinitely reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We generated net cash from operating activities of $422.5 million in the first nine months of 2016, a decrease of $172.6 million compared to the $595.1 million generated in the same period of 2015. The decrease in net cash from operating activities was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) used cash of $400 million in the 2016 period versus $244 million during the same period of 2015. This resulted in $156 million of lower cash flow in the 2016 period relative to 2015, which was driven by a greater investment in inventory in the 2016 period in anticipation of upcoming product launches, coupled with lower purchases of raw material inventory in the 2015 period, since certain inventory levels had been built up at the preceding year-end to take advantage of favorable pricing. Additionally, derivative activity in 2016 included an $87 million payment to settle an interest rate swap in connection with the issuance of new debt in August 2016.

•
Other assets and liabilities provided cash of $4 million in the 2016 period versus $72 million during the same period of 2015. This $68 million reduction was largely driven by higher tax payments in 2016 versus 2015 and higher investment in commodity margin balances necessary to support derivative trading activity.

These decreases were partially offset by the following net cash inflow:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation expense, excess tax benefit from stock-based compensation, deferred income taxes, business realignment and impairment charges, write-down of equity investments and the gain on settlement of SGM liability) resulted in $52 million of higher cash flow in the 2016 period relative to 2015.

We used net cash in investing activities of $486.0 million in the first nine months of 2016, an increase of $154.6 million compared to $331.4 million in the same period of 2015. The increase in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. We spent approximately $70 million less in capital expenditures, including capitalized software, during the first nine months of 2016 compared to the same period of 2015. The reduction was largely due to completion of the Malaysia plant construction in early 2016. For the full year 2016, we expect capital expenditures, including capitalized software, to approximate $265 million to $275 million.

•
Acquisitions and divestitures. In 2016, we spent an incremental $66 million related to business acquisition activity, as we acquired Ripple Brand Collective, LLC for $285 million in 2016 versus Krave for $219 million in 2015, while the 2015 spending was partly offset by proceeds of $32 million from the sale of Mauna Loa. Further details regarding our acquisition and disposition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $32 million more in projects qualifying for tax credits during the first nine months of 2016 compared to the same period of 2015.

•	Short-term investments. In 2015, we received proceeds of $95 million from the sale of short-term investments.
We generated net cash from financing activities of $49.8 million in the first nine months of 2016, an increase of $337.2 million compared to $287.4 million of net cash used in the same period of 2015. The majority of our financing activity was attributed to the following:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2016, we generated $345 million of proceeds from short-term commercial paper borrowings, partially offset by a $97 million reduction in short-term foreign borrowings. During the first nine months of 2015, we generated $337 million primarily from short-term commercial paper borrowings.

•
Long-term borrowings and repayments. During the first nine months of 2016, we used $250 million to repay long-term debt. Additionally, in 2016, we issued $500 million of 2.30% Notes due in 2026 and $300 million of 3.375% Notes due in 2046. During the first nine months of 2015, we used $351 million to repay long-term debt, including $100.2 million to repurchase $71.6 million of our long-term debt as part of a cash tender offer. Additionally, in 2015, we issued $300 million of 1.60% Notes due in 2018 and $300 million of 3.20% Notes due in 2025.

•
Share repurchases. We used cash for total share repurchases of $452.6 million during the first nine months of 2016, a decrease of $114.9 million compared to $567.5 million in the same period of 2015. The decrease was due to lower repurchases made to offset the dilutive impact of treasury shares issued under our equity compensation plans.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $371.7 million during the first nine months of 2016, an increase of $18.6 million compared to $353.1 million in the same period of 2015.

•
Proceeds from the exercise of stock options, including tax benefits. We received $116.3 million from employee exercise of stock options, including excess tax benefits during the first nine months of 2016, an increase of $29.7 million compared to $86.6 million in the same period of 2015.

•	Other. In 2016, we used $36 million to purchase the remaining 20% of SGM on February 3, 2016. In 2015, we used $38 million to purchase the remaining 49% interest in Hershey do Brasil.
Contractual Obligation
In July 2016, we entered into a fully executed retail lease for a new, expanded location of our Hershey's Chocolate World store in New York City. Commencing in 2017, the new retail location lease has a base lease term of 20 years and will require total future minimum lease payments over the life of the lease of approximately $228 million.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at October 2, 2016 and $850 million at December 31, 2015. The notional amount includes $350 million of fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at October 2, 2016 and December 31, 2015, respectively. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of October 2, 2016 would have increased interest expense by approximately $2.7 million for the first nine months of 2016 and $3.6 million for the full year 2015.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at October 2, 2016 and December 31, 2015 by approximately $158 million and $76 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $11.7 million as of October 2, 2016 and $3.2 million as of December 31, 2015. Our open commodity contracts had a notional value of $199.7 million as of October 2, 2016 and $374.8 million as of December 31, 2015. At the end of the third quarter of 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $20.0 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2015 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 2, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 2, 2016.
There have been no changes in our internal control over financial reporting during the quarter ended October 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
Risk Factors as of October 2, 2016 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended October 2, 2016.
In February 2015, our Board of Directors approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2016.  In February 2016, our Board of Directors approved an additional $500 million share repurchase authorization.  As of October 2, 2016, approximately $100 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective October 24, 2016, the Company terminated its 364 Day Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as lender and administrative agent, pursuant to which the Company had the right to borrow up to $500 million on an unsecured, revolving basis. The Credit Agreement had been put in place on June 16, 2016 to provide additional borrowings to be used for general corporate purposes, including commercial paper backstop and acquisitions. The Company made no borrowings under this facility while it was outstanding. No early termination penalties were incurred as a result of the termination.
In the ordinary course of their respective businesses, Citibank, N.A., and its affiliates have engaged, and may in the future engage, in commercial banking and/or investment banking transactions with the Company and its affiliates for which they have in the past received, and may in the future receive, customary fees.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Letter Agreement, by and between The Hershey Company and Citibank, N.A., terminating the 364 Day Credit Agreement effective October 24, 2016.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of John P. Bilbrey, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of John P. Bilbrey, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date: October 28, 2016	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: October 28, 2016	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)