Form 10-K
period 2016-12-31
HERSHEY CO
filed 2017-02-21
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Yes  ☐    No  ☒

As of July 1, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $15,563,409,682. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock were converted to Common Stock as of July 1, 2016. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 1, 2016 ($111.95 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, one dollar par value—151,794,895 shares, as of February 10, 2017.
Class B Common Stock, one dollar par value—60,619,777 shares, as of February 10, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2016

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
Reportable Segments
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 88% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

•
North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

Financial and other information regarding our reportable segments is provided in our Management’s Discussion and Analysis and Note 11 to the Consolidated Financial Statements.
Business Acquisitions and Divestitures
In April 2016, we completed the acquisition of all of the outstanding shares of Ripple Brand Collective, LLC, a privately held company based in Congers, New York that owns the barkTHINS mass premium chocolate snacking brand. The acquisition was undertaken in order to broaden our product offerings in the premium and portable snacking categories.
In March 2015, we completed the acquisition of all of the outstanding shares of KRAVE Pure Foods, Inc. (“Krave”), the Sonoma, California based manufacturer of Krave, a leading all-natural brand of premium meat snack products. The transaction was undertaken to enable us to tap into the rapidly growing meat snacks category and further expand into the broader snacks space.
In September 2014, we completed the acquisition of 80% of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a confectionery company based in Shanghai, China, whose product line is primarily sold through traditional trade channels. The acquisition was undertaken in order to leverage these traditional trade channels, which complement our traditional China chocolate business that is primarily distributed through Tier 1 or hypermarket channels. We completed the purchase of the remaining 20% of the outstanding shares of SGM on February 3, 2016.
Products
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, meat snacks, bars and snack bites and mixes.

•
Within our North America markets, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, Cadbury, Good & Plenty, Heath, Kit Kat®, Lancaster, Payday, Rolo®, Twizzlers, Whoppers and York. We also offer premium chocolate products, primarily in the United States, through the Scharffen Berger and Dagoba brands. Our gum and mint products include Ice Breakers mints and chewing gum, Breathsavers mints and Bubble Yum bubble gum. Our pantry and snack items that are principally sold in North America include baking products and toppings and sundae syrups sold under the Hershey’s, Reese’s and Heath brands, as well as Hershey’s and Reese’s chocolate spreads and snack bites and mixes and Krave meat snack products.

•
Within our International and Other markets, we manufacture, market and sell many of these same brands, as well as other brands that are marketed regionally, such as Golden Monkey confectionery and Munching Monkey snack products in China, Pelon Pelo Rico confectionery products in Mexico, IO-IO snack products in Brazil, and Nutrine and Maha Lacto confectionery products and Jumpin and Sofit beverage products in India.

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
In 2016, approximately 25% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

In 2016, we established a trading company in Switzerland that performs all aspects of cocoa procurement, including price risk management, physical supply procurement and sustainable sourcing oversight. The trading company was implemented to optimize the supply chain for our cocoa requirements, with a strategic focus on gaining real time access to cocoa market intelligence. It also provides us with the ability to recruit and retain world class commodities traders and procurement professionals and enables enhanced collaboration with commodities trade groups, the global cocoa community and sustainable sourcing resources.
We also use substantial quantities of sugar, Class II and IV dairy products, peanuts, almonds and energy in our production process. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. For our international operations, inputs not locally available may be imported from other countries.
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
Competition
Many of our confectionery brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain markets in Latin America. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large companies with significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. In recent years, we have also experienced increased competition from other snack items, which has pressured confectionery category growth.
Working Capital, Seasonality and Backlog
Our sales are typically higher during the third and fourth quarters of the year, representing seasonal and holiday-related sales patterns. We manufacture primarily for stock and typically fill customer orders within a few days of receipt. Therefore, the backlog of any unfilled orders is not material to our total annual sales. Additional information relating to our cash flows from operations and working capital practices is provided in our Management’s Discussion and Analysis.
Trademarks, Service Marks and License Agreements
We own various registered and unregistered trademarks and service marks. The trademarks covering our key product brands are of material importance to our business. We follow a practice of seeking trademark protection in the United States and other key international markets where our products are sold. We also grant trademark licenses to third parties to produce and sell pantry items, flavored milks and various other products primarily under the Hershey’s and Reese’s brand names.

Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None
Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2016

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2016

Huhtamäki Oy affiliate	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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
Through our Product Excellence Program, we evaluate our supply chain including ingredients, packaging, processes, products, distribution and the environment to determine where product quality and safety controls are necessary. We identify risks and establish controls intended to ensure product quality and safety. Various government agencies and third-party firms as well as our quality assurance staff conduct audits of all facilities that manufacture our products to assure effectiveness and compliance with our program and applicable laws and regulations.
Environmental Considerations
We make routine operating and capital expenditures to comply with environmental laws and regulations. These annual expenditures are not material with respect to our results of operations, capital expenditures or competitive position.

Employees
As of December 31, 2016, we employed approximately 16,300 full-time and 1,680 part-time employees worldwide. Collective bargaining agreements covered approximately 5,630 employees. In December 2016, we ratified a new six- year collective bargaining agreement that covers a significant portion of our unionized workforce. During 2017, agreements will be negotiated for certain employees at three facilities outside of the United States, comprising approximately 69% of total employees under collective bargaining agreements. We believe that our employee relations are generally good.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 16.7% for 2016, 17.2% for 2015 and 19.2% for 2014. The percentage of total long-lived assets outside of the United States was 29.8% as of December 31, 2016 and 31.8% as of December 31, 2015.
Corporate Social Responsibility
Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business.  Driving sustainable business practices, making a difference in our communities and operating with the highest integrity are vital parts of our heritage.  We continue this legacy today by providing high quality products while conducting our business in a socially responsible and environmentally sustainable manner. Each year we publish a full corporate social responsibility (“CSR”) report which provides an update on the progress we have made in advancing our CSR priorities such as food safety, responsible sourcing of ingredients, corporate transparency, our focus on improving basic nutrition to help children learn and grow and our continued investment in the communities where we live and work. To learn more about our goals, progress and initiatives, you can access our full CSR report at www.thehersheycompany.com/social-responsibility.aspx.
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
We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Our continued success is impacted by many factors, including the following:

•	Effective retail execution;
•	Appropriate advertising campaigns and marketing programs;
•	Our ability to secure adequate shelf space at retail locations;
•	Our ability to drive sustainable innovation and maintain a strong pipeline of new products in the confectionery and broader snacking categories;
•	Changes in product category consumption;
•	Our response to consumer demographics and trends, including but not limited to, trends relating to store trips and the impact of the growing e-commerce channel; and
•	Consumer health concerns, including obesity and the consumption of certain ingredients.
There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 25% of our total net sales in 2016. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
Increased marketplace competition could hurt our business.
The global confectionery packaged goods industry is intensely competitive and consolidation in this industry continues. Some of our competitors are large companies that have significant resources and substantial international operations. We continue to experience increased levels of in-store activity for other snack items, which has pressured confectionery category growth. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and must continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.

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
During 2016, we successfully completed the SGM integration. However, additional challenges remain, including challenges associated with the macroeconomic environment in China, which could affect our strategy and could have a negative impact on the results of operations and cash flows of our International and Other reportable segment.
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
Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2016, we derived approximately 17% of our net sales from customers located outside of the United States, compared to 17% in 2015 and 19% in 2014. Additionally, approximately 30% of our total long-lived assets were located outside of the United States as of December 31, 2016. As part of our strategy, we have made investments outside of the United States, particularly in China, Malaysia, Mexico and Brazil. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:

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

While we believe that our security technology and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees and those with whom we do business.
We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies.
Our future success depends upon our ability to identify, hire, develop, engage and retain talented personnel across the globe. Competition for global talent is intense, and we might not be able to identify and hire the personnel we need to continue to evolve and grow our business. In particular, if we are unable to hire the right individuals to fill new or existing senior management positions as vacancies arise, our business performance may be impacted.
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
We may not fully realize the expected costs savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.
We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. From time to time, we implement business realignment activities to support key strategic initiatives designed to maintain long-term sustainable growth, such as the production and supply chain network optimization program we commenced in the second quarter of 2016. These programs are intended to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.

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
The Company is subject to certain legal proceedings and claims arising out of the ordinary course of our business, which cover a wide range of matters including trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters and tax. While it is not feasible to predict or determine the outcome of such proceedings and claims with certainty, in our opinion these matters, both individually and in the aggregate, are not expected to have a material effect on our financial condition, results of operations or cash flows.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, their positions and, as of February 10, 2017, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
John P. Bilbrey (1)	60	Chairman of the Board, President and Chief Executive Officer (April 2015); President and Chief Executive Officer (June 2011)
Michele G. Buck (2)	55	Executive Vice President, Chief Operating Officer (June 2016); President, North America (May 2013); Senior Vice President, Chief Growth Officer (September 2011)
Javier H. Idrovo	49	Chief Accounting Officer (August 2015); Senior Vice President, Finance and Planning (September 2011)
Patricia A. Little (3)	56	Senior Vice President, Chief Financial Officer (March 2015)
Terence L. O’Day	67	Senior Vice President, Chief Supply Chain Officer (May 2013); Senior Vice President, Global Operations (December 2008)
Leslie M. Turner (4)	59	Senior Vice President, General Counsel and Secretary (July 2012)
Kevin R. Walling	51	Senior Vice President, Chief Human Resources Officer (November 2011);
D. Michael Wege	54	Senior Vice President, Chief Administrative Officer (July 2015); Senior Vice President, Chief Growth and Marketing Officer (May 2013); Senior Vice President, Chief Commercial Officer (September 2011)
Waheed Zaman (5)	56
Senior Vice President, Chief Knowledge and Technology Officer (August 2016); Senior Vice President, Chief Knowledge, Strategy and Technology Officer (July 2015); Senior Vice President, Chief Corporate Strategy and Administrative Officer (August 2013); Senior Vice President, Chief Administrative Officer (April 2013)

There are no family relationships among any of the above-named officers of our Company.

(1)	Mr. Bilbrey will retire as President and Chief Executive Officer effective March 1, 2017. He will continue to serve as Non-Executive Chairman of the Board following his retirement from the Company.

(2)	Ms. Buck will become President and Chief Executive Officer effective March 1, 2017.

(3)
Ms. Little was elected Senior Vice President, Chief Financial Officer effective March 16, 2015. Prior to joining our company she was Executive Vice President and Chief Financial Officer of Kelly Services, Inc. (July 2008).

(4)	Ms. Turner was elected Senior Vice President, General Counsel and Secretary effective July 9, 2012. Prior to joining our Company she was Chief Legal Officer of Coca-Cola North America (June 2008).

(5)
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

Our Executive Officers are generally elected each year at the organization meeting of the Board in May.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 31, 2016, was $103.43. There were 29,453 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2016.
We paid $499.5 million in cash dividends on our Common Stock and Class B Stock in 2016 and $476.1 million in 2015. The annual dividend rate on our Common Stock in 2016 was $2.402 per share.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Stock for the two most recent fiscal years is disclosed in Note 17 to the Consolidated Financial Statements.
On February 3, 2017, our Board declared a quarterly dividend of $0.618 per share of Common Stock payable on March 15, 2017, to stockholders of record as of February 24, 2017. It is the Company’s 349th consecutive quarterly Common Stock dividend. A quarterly dividend of $0.562 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
October 3 through October 30	1,466,446	$95.45	—	$100,000
October 31 through November 27	—	$—	—	$100,000
November 28 through December 31	—	$—	—	$100,000
Total	1,466,446	$95.45	—

(1)
All of the shares of Common Stock purchased during the three months ended December 31, 2016 were purchased in open market transactions. We purchased 1,466,446 shares of Common Stock during the three months ended December 31, 2016 in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

(2)
In February 2015, our Board approved a $250 million share repurchase authorization. This program was completed in the first quarter of 2016.  In January 2016, our Board approved an additional $500 million share repurchase authorization.  As of December 31, 2016, approximately $100 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2011	2012	2013	2014	2015	2016
The Hershey Company	$100	$120	$164	$179	$158	$187
S&P 500 Index	$100	$116	$154	$174	$177	$198
S&P 500 Packaged Foods Index	$100	$110	$144	$161	$189	$206

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY
(All dollar and share amounts in thousands except market price and per share statistics)

	2016	2015	2014	2013	2012
Summary of Operations
Net Sales	$7,440,181	7,386,626	7,421,768	7,146,079	6,644,252
Cost of Sales	$4,282,290	4,003,951	4,085,602	3,865,231	3,784,370
Selling, Marketing and Administrative	$1,915,378	1,969,308	1,900,970	1,922,508	1,703,796
Goodwill and Other Intangible Asset Impairment Charges	$4,204	280,802	15,900	—	7,457
Business Realignment Costs	$32,526	94,806	29,721	18,665	37,481
Interest Expense, Net	$90,143	105,773	83,532	88,356	95,569
Provision for Income Taxes	$379,437	388,896	459,131	430,849	354,648
Net Income	$720,044	512,951	846,912	820,470	660,931
Net Income Per Share:
—Basic—Common Stock	$3.45	2.40	3.91	3.76	3.01
—Diluted—Common Stock	$3.34	2.32	3.77	3.61	2.89
—Basic—Class B Stock	$3.15	2.19	3.54	3.39	2.73
—Diluted—Class B Stock	$3.14	2.19	3.52	3.37	2.71
Weighted-Average Shares Outstanding:
—Basic—Common Stock	153,519	158,471	161,935	163,549	164,406
—Basic—Class B Stock	60,620	60,620	60,620	60,627	60,630
—Diluted	215,304	220,651	224,837	227,203	228,337
Dividends Paid on Common Stock	$369,292	352,953	328,752	294,979	255,596
Per Share	$2.402	2.236	2.040	1.810	1.560
Dividends Paid on Class B Stock	$132,394	123,179	111,662	98,822	85,610
Per Share	$2.184	2.032	1.842	1.630	1.412
Depreciation	$231,735	197,054	176,312	166,544	174,788
Amortization	$70,102	47,874	35,220	34,489	35,249
Advertising	$521,479	561,644	570,223	582,354	480,016
Year-End Position and Statistics
Capital Additions	$269,476	356,810	370,789	350,911	277,966
Total Assets	$5,524,333	5,344,371	5,622,870	5,349,724	4,747,614
Short-term Debt and Current Portion of Long-term Debt	$632,714	863,436	635,501	166,875	375,898
Long-term Portion of Debt	$2,347,455	1,557,091	1,542,317	1,787,378	1,523,742
Stockholders’ Equity	$827,687	1,047,462	1,519,530	1,616,052	1,048,373
Full-time Employees	16,300	19,060	20,800	12,600	12,100
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end	212,260	216,777	221,045	223,895	223,786
Market Price of Common Stock at Year-end	$103.43	89.27	103.93	97.23	72.22
Price Range During Year (high)	$113.89	110.78	108.07	100.90	74.64
Price Range During Year (low)	$83.32	83.58	88.15	73.51	59.49

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
In 2016, we made good progress against our strategic objectives, including a focus on our consumer brand engagement and continued refinement of our mix of marketing investments. These initiatives, as well as improved analytics, operating efficiencies and new information technology capabilities, strengthened our business model and positioned the Company for future growth. We continued to generate solid operating cash flow, totaling approximately $1 billion in 2016, which affords the Company significant financial flexibility. We are also in the process of conducting a strategic review of our global cost structure that we believe will result in solid gross and earnings before interest and taxes ("EBIT") margin expansion once executed.
Our 2016 marketplace performance was similar to the slower growth experienced by other consumer packaged goods ("CPG") companies. Additionally, the U.S. candy, mint and gum ("CMG") category and manufacturers were impacted by a shorter Easter season and merchandising and display strategies at select customers.  For the full year, U.S. CMG retail takeaway increased 0.4%, lower than the historical average. Our U.S. CMG market share performance improved in the second half of 2016, resulting in full year market share of 31.2%, including barkTHINS, which is approximately in line with the prior year. For the full year 2016, our U.S. market share, including CMG, salty snacks, snack bars, meat snacks, grocery items and barkTHINS, increased approximately 10 basis points.
Our full year 2016 net sales totaled $7,440.2 million, an increase of 0.7% versus $7,386.6 million in 2015. Excluding a 0.7% impact from unfavorable foreign exchange rates, our net sales increased 1.4%. The increase was driven by higher North America volumes, largely in products supported by increased promotional programming such as NCAA March Madness, the Summer Olympics and NCAA Football College Game Day, as well as new product innovation such as Snack Mix, Snack Bites and Hershey's Cookie Layer Crunch bars. Additionally, our consolidated net sales for the year ended December 31, 2016 included approximately $35.6 million attributed to barkTHINS. Our full year 2016 net income and earnings per share-diluted (EPS) increased 40.4% and 44.0%, respectively, compared to 2015 results, which were impacted by significant goodwill impairment charges. Excluding these goodwill impairment charges in 2015 and other items impacting comparability in both periods (as defined in the Non-GAAP Information section of this MD&A), 2016 adjusted net income increased 4.3%, reflecting the benefits from continued productivity and cost savings initiatives and a lower effective income tax rate, while adjusted EPS-diluted also benefited from recent share buybacks, increasing a total of 7.0%.
For 2017, we expect net sales growth of approximately 2% to 3%, which includes a 0.5% net benefit from acquisitions and a 0.25% unfavorable impact from foreign currency exchange rates. Excluding the unfavorable impact from foreign currency exchange rates, our net sales are expected to increase approximately 2.25% to 3.25%. Our focus is on the continued rollout of Hershey's Cookie Layer Crunch bars, barkTHINS chocolate distribution gains and other new products such as Reese's Crunchers candy and Krave meat bars and sticks. We anticipate that these investments and related consumer marketing plans will accelerate our North America sales growth versus 2016 performance, which should enable us to outpace the broader food group in this challenging operating environment. Our previously discussed productivity and cost savings programs are on track, and we will continue to focus on reducing non-essential spending going into 2017. Additionally, our effective tax rate is expected to be favorable versus 2016 driven by a favorable international tax mix, tax credits and other incentives, and the adoption of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. As a result, we expect full year 2017 reported EPS-diluted, prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), to improve and be in the $4.54 to $4.65 range. From a non-GAAP perspective, we currently expect 2017 adjusted EPS-diluted to increase approximately 7% to 9% and to be in the $4.72 to $4.81 range. A reconciliation of reported to adjusted projections for 2017 are reflected in the non-GAAP reconciliations that follow.
NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by unallocated mark-to-market losses on commodity derivatives, costs associated with business realignment activities, costs relating to the integration of acquisitions, non-service related components of our pension expense (income) ("NSRPE(I)"), goodwill and other intangible asset impairment charges, settlement of the SGM liability in conjunction with the purchase of the remaining 20% of the outstanding shares of SGM, the gain realized on the sale of a trademark, costs associated with the early extinguishment of debt and other non-recurring gains and losses.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	For the years ended December 31,
In thousands except per share data	2016	2015	2014
Reported gross profit	$3,157,891	$3,382,675	$3,336,166
Derivative mark-to-market losses	163,238	—	—
Business realignment activities	58,106	8,801	1,622
Acquisition integration costs	—	7,308	—
NSRPE(I)	11,953	2,516	(2,685)
Non-GAAP gross profit	$3,391,188	$3,401,300	$3,335,103

Reported operating profit	$1,205,783	$1,037,759	$1,392,261
Derivative mark-to-market losses	163,238	—	—
Business realignment activities	107,571	120,975	34,290
Acquisition integration costs	6,480	20,899	12,360
NSRPE(I)	27,157	18,079	(1,834)
Goodwill and other intangible asset impairment charges	4,204	280,802	15,900
Non-GAAP operating profit	$1,514,433	$1,478,514	$1,452,977

Reported provision for income taxes	$379,437	$388,896	$459,131
Derivative mark-to-market losses*	20,500	—	—
Business realignment activities*	19,138	41,648	8,593
Acquisition integration costs*	2,456	8,264	3,021
NSRPE(I)*	10,283	6,955	(544)
Goodwill and other intangible asset impairment charges*	1,157	—	1,565
Loss on early extinguishment of debt*	—	10,736	—
Gain on sale of trademark*	—	(3,652)	—
Non-GAAP provision for income taxes	$432,971	$452,847	$471,766

Reported net income	$720,044	$512,951	$846,912
Derivative mark-to-market losses	142,738	—	—
Business realignment activities	88,433	79,327	25,697
Acquisition integration costs	4,024	14,196	10,249
NSRPE(I)	16,874	11,124	(1,290)
Settlement of SGM liability	(26,650)	—	—
Goodwill and other intangible asset impairment charges	3,047	280,802	14,335
Loss on early extinguishment of debt	—	17,591	—
Gain on sale of trademark	—	(6,298)	—
Non-GAAP net income	$948,510	$909,693	$895,903

Reported EPS - Diluted	$3.34	$2.32	$3.77
Derivative mark-to-market losses	0.66	—	—
Business realignment activities	0.42	0.36	0.11
Acquisition integration costs	0.02	0.05	0.05
NSRPE(I)	0.08	0.05	(0.01)
Settlement of SGM liability	(0.12)	—	—
Goodwill and other intangible asset impairment charges	0.01	1.28	0.06
Loss on early extinguishment of debt	—	0.09	—
Gain on sale of trademark	—	(0.03)	—
Non-GAAP EPS - Diluted	$4.41	$4.12	$3.98

* The tax impact is determined by multiplying each pre-tax reconciling adjustment by the applicable statutory income tax rates, taking into consideration the impact of valuation allowances, as applicable.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	For the years ended December 31,
	2016	2015	2014
As reported gross margin	42.4%	45.8%	45.0%
Non-GAAP gross margin (1)	45.6%	46.0%	44.9%

As reported operating profit margin	16.2%	14.0%	18.8%
Non-GAAP operating profit margin (2)	20.4%	20.0%	19.6%

As reported effective tax rate	34.5%	43.1%	35.2%
Non-GAAP effective tax rate (3)	31.3%	33.2%	34.5%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market losses on commodity derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market losses on such commodity derivatives, until such time as the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the year ended December 31, 2016, unallocated mark-to-market losses on commodity derivatives totaled $163.2 million.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the years ended December 31, 2016, 2015 and 2014, we incurred $107.6 million, $121.0 million and $34.3 million, respectively, of pre-tax costs related to business realignment activities. See Note 7 to the Consolidated Financial Statements for more information.

Acquisition integration costs
For the year ended December 31, 2016, we incurred expenses totaling $6.5 million related to integration of the 2016 acquisition of Ripple Brand Collective, LLC, as we incorporated this business into our operating practices and information systems. For the year ended December 31, 2015, we incurred costs related to the integration of the 2014 acquisitions of SGM and The Allan Candy Company and the 2015 acquisition of Krave totaling $22.5 million as we incorporated these businesses into our operating practices and information systems. These 2015 expenses included charges incurred to write-down approximately $6.4 million of expired or near-expiration work-in-process inventory at SGM, in connection with the implementation of our global quality standards and practices. In addition, integration costs for 2015 were offset by a $6.8 million reduction in the fair value of contingent consideration paid to the Krave shareholders. For the year ended December 31, 2014, we incurred costs of $13.3 million largely related to the acquisition of SGM, offset by a $4.6 million gain relating to the acquisition of a controlling interest in Lotte Shanghai Foods Co., Ltd.

Non-service related pension expense (income)
NSRPE(I) includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. NSRPE(I) can fluctuate from year to year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year to year. Therefore, we exclude NSRPE(I) from our internal performance measures. Our most significant defined benefit pension plans were closed to most new participants in 2007, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax NSRPE(I) of $27.2 million, $18.1 million and $(1.8) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Goodwill and other intangible asset impairment
As discussed in Note 3 to the Consolidated Financial Statements, in connection with our 2016 annual impairment testing of other indefinite lived assets, we recognized a trademark impairment charge of $4.2 million primarily resulting from plans to discontinue a brand sold in India. In the second and third quarters of 2015, we recorded a total $280.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill resulting from the SGM acquisition, including $14.4 million relating to the portion of goodwill that had been allocated to our China chocolate reporting unit, based on synergies to be realized by this business. For the year ended December 31, 2014, we recorded non-cash goodwill and other intangible asset impairment charges totaling $15.9 million associated with our business in India.

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

A reconciliation between reported and constant currency growth rates is provided below:

	For the Year Ended December 31, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(3.5)%	(3.0)%	(0.5)%
Total North America segment	1.0%	(0.2)%	1.2%

International and Other segment
Mexico	(8.5)%	(16.0)%	7.5%
Brazil	15.7%	(6.0)%	21.7%
India	(26.6)%	(3.6)%	(23.0)%
Greater China	(0.3)%	(4.9)%	4.6%
Total International and Other segment	(1.2)%	(4.4)%	3.2%

Total Company	0.7%	(0.7)%	1.4%
2017 Outlook
The following table provides a reconciliation of projected 2017 EPS-diluted, prepared in accordance with GAAP, to projected non-GAAP EPS-diluted for 2017, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2016 and 2015 EPS-diluted, prepared in accordance with GAAP, to 2016 and 2015 non-GAAP EPS-diluted is provided below for comparison.

	2017 (Projected)	2016	2015
Reported EPS – Diluted	$4.54 - $4.65	$3.34	$2.32
Derivative mark-to-market losses	—	0.66	—
Business realignment costs	0.10 - 0.12	0.42	0.36
Acquisition and integration costs	—	0.02	0.05
Non-service related pension expense	0.06	0.08	0.05
Settlement of SGM liability	—	(0.12)	—
Goodwill and other intangible asset impairment charges	—	0.01	1.28
Loss on early extinguishment of debt	—	—	0.09
Gain on sale of trademark	—	—	(0.03)
Adjusted EPS – Diluted	$4.72 - $4.81	$4.41	$4.12

Our 2017 projected EPS-diluted, as presented above, does not include the impact of mark-to-market gains and losses on our commodity derivative contracts. Due to the volatility of commodity market prices, it is not possible to forecast this mark-to-market impact. Pursuant to our revised accounting policy for commodity derivatives as discussed in Note 5 to the Consolidated Financial Statements, we currently reflect changes in the fair value of our commodity derivatives as incurred within cost of goods sold, with an adjustment within our corporate unallocated expenses to enable us to present the gains and losses on commodity derivatives within our segment income at the time the related inventory is sold.

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2016	2015	2014	2016 vs 2015	2015 vs 2014
In millions of dollars except per share amounts
Net Sales	$7,440.2	$7,386.6	$7,421.8	0.7%	(0.5)%
Cost of Sales	4,282.3	4,003.9	4,085.6	7.0%	(2.0)%
Gross Profit	3,157.9	3,382.7	3,336.2	(6.6)%	1.4%
Gross Margin	42.4%	45.8%	45.0%
SM&A Expense	1,915.4	1,969.3	1,898.4	(2.7)%	3.7%
SM&A Expense as a percent of net sales	25.7%	26.7%	25.6%
Goodwill and Other Intangible Asset Impairment Charges	4.2	280.8	15.9	(98.5)%	NM
Business Realignment Costs	32.5	94.8	29.7	(65.7)%	219.0%
Operating Profit	1,205.8	1,037.8	1,392.2	16.2%	(25.5)%
Operating Profit Margin	16.2%	14.0%	18.8%
Interest Expense, Net	90.2	105.8	83.5	(14.7)%	26.6%
Other (Income) Expense, Net	16.2	30.1	2.7	(46.2)%	NM
Provision for Income Taxes	379.4	388.9	459.1	(2.4)%	(15.3)%
Effective Income Tax Rate	34.5%	43.1%	35.2%
Net Income	$720.0	$513.0	$846.9	40.4%	(39.4)%
Net Income Per Share—Diluted	$3.34	$2.32	$3.77	44.0%	(38.5)%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Net Sales
2016 compared with 2015
Net sales increased 0.7% in 2016 compared with 2015, reflecting volume increases of 0.8% and a 0.6% benefit from net acquisitions and divestitures, partially offset by an unfavorable impact from foreign currency exchange rates of 0.7%. Excluding foreign currency, our net sales increased 1.4% in 2016. The volume improvement was primarily driven by new chocolate and snacking products in the United States, including Snack Mix, Snack Bites and Hershey's Cookie Layer Crunch bars. While the North America segment had unfavorable price realization due to increased levels of trade promotional spending, this was essentially offset by favorable price realization in the International and Other segment, due to significantly lower levels of trade spending and returns, discounts and allowances.
2015 compared with 2014
Net sales decreased 0.5% in 2015 compared with 2014, reflecting volume declines of 3.4% and an unfavorable impact from foreign currency exchange rates of 1.6%, substantially offset by favorable net price realization of 3.5% as well as a 1.0% benefit from net acquisitions and divestitures. The favorable net price realization, primarily in the United States, was attributed to the price increase announced in mid-2014. The volume declines were attributed to volume elasticity relating to the pricing action in the United States as well as lower everyday product sales given the challenging shopper environment in North America, coupled with lower sales in China. Excluding the impact of foreign currency exchange rates, our net sales increased 1.1% in 2015.
Key U.S. CMG Marketplace Metrics

For the 52 weeks ended December 31,	2016	2015	2014
Hershey's Consumer Takeaway (Decrease) Increase	0.3%	2.4%	2.7%
Hershey's Market Share (Decrease) Increase	-	(0.1)	0.3

The consumer takeaway and market share information provided above are for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category.
The amounts presented above are solely for the U.S. CMG category which does not include revenue from our snack mixes and grocery items. For the full year 2016, our CMG market share, including barkTHINS was 31.2%, about the same as 2015. Including barkTHINS, CMG, salty snacks, snack bars, meat snacks and grocery items, our full year U.S. market share increased approximately 10 basis points.
Cost of Sales and Gross Margin
2016 compared with 2015
Cost of sales increased 7.0% in 2016 compared with 2015. Incremental business realignment costs and mark-to-market losses on commodity derivative instruments increased cost of sales by 5.3%, while the remaining increase was primarily attributed to higher volume and higher supply chain costs, in part due to higher manufacturing variances and some incremental fixed costs related to the commencement of manufacturing in the Malaysia facility. As described in Note 5 to the Consolidated Financial Statements, our commodity derivative instruments are no longer designated for hedge accounting treatment and, as a result, the changes in fair market value are recognized currently in cost of sales.
Gross margin decreased by 340 basis points in 2016 compared with 2015. Mark-to-market losses on commodity derivative instruments and incremental depreciation expense related to business realignment activities drove a 300 basis point decline in gross margin. Higher trade promotional spending and supply chain costs also contributed to the decreased gross margin, but were partially offset by supply chain productivity and cost savings initiatives. On a non-GAAP basis, excluding the losses on commodity derivative instruments as well as business realignment costs, 2016 adjusted gross margin decreased by 40 basis points.
2015 compared with 2014
Cost of sales decreased 2.0% in 2015 compared with 2014. Supply chain productivity and volume declines reduced cost of sales by approximately 6.6%. These declines were substantially offset by higher supply chain and commodity costs, and unfavorable sales mix, which together increased total cost of sales by approximately 4.1%. In addition, cost of sales was impacted by acquisition and integration costs of $7.3 million, business realignment costs of $8.8 million and NSRPE of $2.5 million, which collectively increased cost of sales by approximately 0.5%. In comparison, cost of sales benefited by $1.1 million in 2014, primarily due to NSRPI.
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
Selling, Marketing and Administrative
2016 compared with 2015
Selling, marketing and administrative (“SM&A”) expenses decreased $53.9 million or 2.7% in 2016. Advertising and related consumer marketing expense decreased 4.0% during this period. We spent less on advertising and related consumer marketing in our International and Other segment, particularly in the China market, and our spending in North America declined as our marketing mix models were weighted toward higher trade promotional spending. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 decreased by 2.0% as compared to 2015 as a result of our continued focus on reducing non-essential spending. SM&A expenses in 2016 were also impacted by business realignment costs of $18.6 million, NSRPE of $15.2 million and acquisition and integration costs of $6.5 million. In 2015, SM&A expenses included business realignment costs of $17.4 million, NSRPE of $15.6 million and acquisition and integration costs of $13.6 million.

2015 compared with 2014
SM&A expenses increased $70.9 million or 3.7% in 2015. Advertising and related consumer marketing expense increased 1.0% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2015 increased by 6.7% compared to 2014, driven by incremental increases from acquired businesses. Excluding the impact of acquisition costs, SM&A expenses for 2015 declined as a result of our continued focus on reducing non-essential spending. SM&A expenses in 2015 were also impacted by charges of $13.6 million attributed to the productivity initiative we announced in June 2015, acquisition and integration costs of $13.6 million, NSRPE of $15.6 million and other business realignment costs of $3.7 million. In 2014, SM&A expenses included acquisition and integration costs of $12.4 million, other business realignment costs of $2.9 million and NSRPE of $0.9 million.
Goodwill and Other Intangible Asset Impairment Charges
In 2016, in connection with the annual impairment testing of indefinite lived intangible assets, we recognized a trademark impairment charge of $4.2 million, primarily resulting from plans to discontinue a brand sold in India.
As discussed in Note 3 to the Consolidated Financial Statements, the SGM business performed below expectations throughout 2015, with net sales and earnings levels well below pre-acquisition levels. As of result of this declining performance, in the second quarter of 2015 we recorded an estimated goodwill impairment charge of $249.8 million relating to the SGM reporting unit. During the third quarter of 2015, we updated our estimates of the acquisition-date fair values of the net assets acquired, which increased the value of acquired goodwill by $16.6 million. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in an additional $16.6 million write-off of this increase to goodwill. During the third quarter of 2015, we also wrote off $14.4 million of goodwill that resulted from the SGM acquisition and was assigned to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. This goodwill impairment was driven by the continued declining performance in our China chocolate business through the third quarter of 2015, as a result of the macroeconomic challenges mentioned previously, as well as changing consumer shopping behavior in China.
In 2014, the annual impairment testing of our India reporting unit resulted in a $11.4 million goodwill impairment charge and a $4.5 million write-down of a trademark associated with the India business. These impairment charges were largely a result of our decision at the time to exit the oils portion of the India business and realign our approach to regional marketing and distribution in India.
The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in Item 7 of this Annual Report on Form 10-K. These estimates and assumptions are subject to change due to changing economic and competitive conditions.

Business Realignment Activities
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind key growth strategies. Costs recorded for business realignment activities during 2016, 2015 and 2014 and their classification within the Statements of Income are as follows:

For the years ended December 31,	2016	2015	2014
In millions of dollars
Operational Optimization Program:
Severance	$17.9	$—	$—
Accelerated depreciation	48.6	—	—
Other program costs	21.8	—	—
2015 Productivity Initiative:
Severance	—	81.3	—
Pension settlement charges	13.7	10.2	—
Other program costs	5.6	14.3	—
Other international restructuring programs:
Severance	—	6.6	2.9
Accelerated depreciation and amortization	—	5.9	—
Mauna Loa divestiture	—	2.7	22.3
Project Next Century	—	—	9.1
Total	$107.6	$121.0	$34.3
Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which includes select facility consolidations. The program encompasses the continued transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as workforce planning efforts and the consolidation of production within certain facilities in China and North America.
We have incurred pre-tax costs of $88 million to date, including non-cash asset-related incremental depreciation costs, severance and employee benefit costs, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. We currently expect to incur additional cash costs of approximately $37 million over the next two years to complete this program. The Operational Optimization Program is expected to drive annual savings of approximately $52 million by 2018.
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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the year ended December 31, 2016, we incurred charges totaling $19.3 million, consisting of pension settlement charges, adjustments to estimated severance benefits and incremental third-party costs related to the design and implementation of the new organizational structure. The 2015 Productivity Initiative was completed during the third quarter of 2016. We incurred total costs of $125.0 million relating to this initiative, including pension settlement charges of $13.7 million recorded in 2016 and $10.2 million recorded in 2015 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this initiative. We have realized approximately $82 million in savings since inception of the 2015 Productivity Initiative.
Other international restructuring programs
Other costs incurred in connection with business realignment activities for the year ended December 31, 2015 related principally to accelerated depreciation and amortization and employee severance costs for multiple programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our acquisition of the remaining 49% interest in Hershey do Brasil Ltda. under a cooperative agreement with Pandurata Netherlands B.V. ("Bauducco").
Mauna Loa divestiture
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”). As a result of the expected sale, in 2014 we recorded an estimated loss on the anticipated sale of $22.3 million to reflect the disposal entity at fair value, less an estimate of the selling costs. The sale, completed in the first quarter of 2015, resulted in an additional loss on sale of $2.7 million based on updates to the selling expenses and tax benefits.
Project Next Century
The 2014 costs shown relate primarily to the demolition of the Company’s former manufacturing facility, representing the final phase of the Project Next Century program. As of December 31, 2014, we have concluded Project Next Century.
Segment operating results do not include business realignment and related costs, as these initiatives are generally centrally managed and are not included within our internal measures of segment performance.
Operating Profit and Operating Profit Margin
2016 compared with 2015
Operating profit increased 16.2% in 2016 compared with 2015 due primarily to lower goodwill and intangible asset impairment charges, lower SM&A costs and lower business realignment costs, offset in part by the lower gross profit. Operating profit margin increased to 16.2% in 2016 from 14.0% in 2015 due primarily to these same factors.
On a non-GAAP basis, 2016 operating profit and operating profit margin increased 2.4% and 40 basis points, respectively, reflecting the reduction in total SM&A costs, including advertising and related consumer marketing, offset in part by higher trade promotional spending.
2015 compared with 2014
Operating profit decreased 25.5% in 2015 compared with 2014 due primarily to the goodwill impairment charges, higher SM&A costs related to acquisitions as well as higher business realignment costs, offset in part by the higher gross profit. Operating profit margin decreased to 14.0% in 2015 from 18.8% in 2014 due to the goodwill impairment charges, higher SM&A expenses as a percent of sales, and higher business realignment costs.
On a non-GAAP basis, 2015 operating profit and operating profit margin increased 1.8% and 40 basis points, respectively.

Interest Expense, Net
2016 compared with 2015
Net interest expense was $15.6 million lower in 2016 than in 2015, as the 2015 amount included the premium paid to repurchase long-term debt as part of a cash tender offer. This decrease was partially offset by lower capitalized interest expense and lower interest income.
2015 compared with 2014
Net interest expense was $22.3 million higher in 2015 than in 2014 due primarily to the premium paid to repurchase long-term debt as part of a cash tender offer. This increase was partially offset by higher capitalized interest expense coupled with savings resulting from fixed-to-floating interest rate swap agreements put in place toward the end of 2014.
Other (Income) Expense, Net
2016 compared with 2015
Other (income) expense, net was $13.9 million lower in 2016 than 2015, due primarily to the $26.7 million settlement of the SGM liability in 2016, partially offset by an increase in the write-down of equity investments qualifying for federal historic and energy tax credits.
2015 compared with 2014
Other (income) expense, net was $27.4 million higher in 2015 than 2014, due primarily to the write-down of equity investments qualifying for federal historic and energy tax credits, partially offset by the gain on the sale of a non-core trademark.
Income Taxes and Effective Tax Rate
2016 compared with 2015
Our effective income tax rate was 34.5% for 2016 compared with 43.1% for 2015. The 2015 tax rate was significantly impacted by the non-deductible goodwill impairment charges. Excluding the impact of the goodwill impairment and other non-GAAP charges, the 2016 effective income tax rate was 190 basis points lower than the 2015 rate. The 2016 non-GAAP rate reflects greater benefit from manufacturing deductions, research and development and investment tax credits, and a favorable foreign rate differential relating to our cocoa procurement operations.
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
Net Income and Net Income Per Share
2016 compared with 2015
Net income increased $207.0 million, or 40.4%, while EPS-diluted increased $1.02, or 44.0%, in 2016 compared with 2015. The increases in both net income and EPS-diluted were driven by the lower goodwill and intangible asset impairment charges, lower SM&A costs and lower business realignment costs, as noted above. Our 2016 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income increased $38.8 million in 2016, or 4.3%, and EPS-diluted increased $0.29, or 7.0%, as compared with 2015. The increases in 2016 non-GAAP net income and non-GAAP EPS-diluted were primarily driven by the lower SM&A expense as well as the lower tax rate.

2015 compared with 2014
Net income decreased $333.9 million, or 39.4%, while EPS-diluted decreased $1.45, or 38.5%, in 2015 compared with 2014. The decreases in both net income and EPS-diluted were driven by the goodwill impairment charges, higher SM&A costs related to acquisitions and higher business realignment costs, as noted above. Our 2015 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
On a non-GAAP basis, net income increased $13.8 million in 2015, or 1.5%, and EPS-diluted increased $0.14, or 3.5%, as compared with 2014. The increases in 2015 non-GAAP net income and non-GAAP EPS-diluted were primarily driven by gross margin expansion and lower net interest expense.
SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition integration costs, NSRPE(I) and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Information section of this MD&A.

Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2016	2015	2014
In millions of dollars
Net Sales:
North America	$6,533.0	$6,468.1	$6,352.7
International and Other	907.2	918.5	1,069.1
Total	$7,440.2	$7,386.6	$7,421.8

Segment Income (Loss):
North America	$2,041.0	$2,074.0	$1,916.2
International and Other	(29.1)	(98.1)	40.0
Total segment income	2,011.9	1,975.9	1,956.2
Unallocated corporate expense (1)	497.4	497.4	503.2
Unallocated mark-to-market losses on commodity derivatives (2)	163.2	—	—
Goodwill and other intangible asset impairment charges	4.2	280.8	15.9
Costs associated with business realignment activities	107.6	121.0	34.3
Non-service related pension expense (income)	27.2	18.1	(1.8)
Acquisition and integration costs	6.5	20.9	12.4
Operating profit	1,205.8	1,037.7	1,392.2
Interest expense, net	90.1	105.8	83.5
Other (income) expense, net	16.2	30.1	2.7
Income before income taxes	$1,099.5	$901.8	$1,306.0

(1)
Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense and (d) other gains or losses that are not integral to segment performance.

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold. See Note 5 to the Consolidated Financial Statements.
North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 87.8%, 87.6% and 85.6% of our net sales in 2016, 2015 and 2014, respectively. North America results for the years ended December 31, 2016, 2015 and 2014 were as follows:

				Percent / Point Change
For the years ended December 31,	2016	2015	2014	2016 vs 2015	2015 vs 2014
In millions of dollars
Net sales	$6,533.0	$6,468.1	$6,352.7	1.0%	1.8%
Segment income	2,041.0	2,074.0	1,916.2	(1.6)%	8.2%
Segment margin	31.2%	32.1%	30.2%
2016 compared with 2015
Net sales of our North America segment increased $64.9 million or 1.0% in 2016 compared to 2015, reflecting volume increases of 1.4% and the favorable net impact of acquisitions and divestitures of 0.7%, partially offset by unfavorable net price realization of 0.9% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.2%. Our 2016 North America performance was similar to the slower growth experienced by other CPG companies. Additionally, the U.S. CMG category and manufacturers were impacted by a shorter Easter season and merchandising and display strategies at select customers. The segment's volume increase was primarily attributable to new product introductions, partially offset by lower everyday product sales. The unfavorable net price realization resulted from increased levels of trade promotional spending necessary to support higher levels of in-store merchandising and display activity. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income decreased $33.0 million or 1.6% in 2016 compared to 2015, driven by lower gross margin as higher trade promotional spending and higher supply chain costs were only partially offset by the benefit from supply chain productivity and cost savings initiatives.
2015 compared with 2014
Net sales of our North America segment increased $115.4 million or 1.8% in 2015 compared to 2014, reflecting net price realization of 4.8% and the favorable net impact of acquisitions and divestitures of 0.3%, substantially offset by volume declines of 2.5% and an unfavorable impact from foreign currency exchange rates that reduced net sales by approximately 0.8%. The volume decline was due to elasticity related to the 2014 pricing action as well as lower everyday product sales, which were impacted by changing consumer shopping habits, such as channel shifting and e-commerce, an increase in competitive activity and a proliferation of broader snacking options in the marketplace. Our Canada operations were impacted by the stronger U.S. dollar, which drove the unfavorable foreign currency impact.
Our North America segment income increased $157.8 million or 8.2% in 2015 compared to 2014, driven by gross margin expansion, primarily due to favorable price realization and supply chain productivity, which offset volume declines and input cost increases.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 12.2%, 12.4% and 14.4% of our net sales in 2016, 2015 and 2014, respectively. International and Other results for the years ended December 31, 2016, 2015 and 2014 were as follows:

				Percent / Point Change
For the years ended December 31,	2016	2015	2014	2016 vs 2015	2015 vs 2014
In millions of dollars
Net sales	$907.2	$918.5	$1,069.1	(1.2)%	(14.1)%
Segment (loss) income	(29.1)	(98.1)	40.0	NM	NM
Segment margin	(3.2)%	(10.7)%	3.7%
2016 compared with 2015
Net sales of our International and Other segment decreased $11.3 million or 1.2% in 2016 compared to 2015, reflecting an unfavorable impact from foreign currency exchange rates of 4.4%, volume declines of 3.7% and the unfavorable impact of net acquisitions and divestitures of 0.1%, substantially offset by favorable net price realization of 7.0%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 3.2%.
The favorable net price realization was driven by lower direct trade expense as well as lower returns, discounts and allowances in China, which declined significantly compared to the prior year. The volume decrease primarily related to lower sales in India due to the discontinuance of the edible oil business as well as lower sales in our global retail and licensing business, partially offset by net sales increases in Latin America and select export markets. Constant currency net sales in Mexico and Brazil increased on a combined basis by approximately 13%, driven by solid chocolate marketplace performance.
Our International and Other segment loss decreased $69.0 million in 2016 compared to 2015. Combined income in Latin America and export markets improved versus the prior year and performance in China benefited from lower direct trade and returns, discounts and allowances that were significantly lower than the prior year.
2015 compared with 2014
Net sales of our International and Other segment decreased $150.6 million or 14.1% in 2015 compared to 2014, reflecting volume declines of 9.0%, an unfavorable impact from foreign currency exchange rates of 6.2% and unfavorable net price realization of 4.0%, partially offset by incremental revenue from the acquisition of SGM representing an increase of 5.1% to 2015 net sales. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment declined approximately 7.9%.
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
Our International and Other segment loss was $98.1 million in 2015 compared to segment income of $40.0 million in 2014. The decline was primarily attributable to lower net sales of chocolate products in China, coupled with losses at SGM as that business was also impacted by the uncertain macroeconomic conditions in China as well as incremental integration-related costs.
Unallocated Corporate Expense
Unallocated corporate expense includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense and (d) other gains or losses that are not integral to segment performance.
Unallocated corporate expense totaled $497.4 million in both 2016 and 2015. Savings realized in 2016 from our productivity and cost savings initiatives were offset by higher employee-related costs and an increase in corporate depreciation and amortization. As compared to 2014 unallocated corporate expense of $503.2 million, the reduction in 2015 expense was driven primarily by the implementation of the 2015 Productivity Initiative discussed previously.
FINANCIAL CONDITION
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity include cash flows generated from operating activities, capital expenditures, acquisitions, dividends, repurchases of outstanding shares, the adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. We generate substantial cash from operations and remain in a strong financial position, with sufficient liquidity available for capital reinvestment, payment of dividends and strategic acquisitions.

Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

In millions of dollars	2016	2015	2014
Net cash provided by (used in):
Operating activities	$983.5	$1,214.5	$844.4
Investing activities	(595.5)	(477.2)	(862.6)
Financing activities	(434.4)	(755.2)	(719.3)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	(10.4)	(6.2)
Decrease in cash and cash equivalents	(49.5)	(28.3)	(743.7)
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
Cash provided by operating activities in 2016 decreased $231.0 million relative to 2015. This decrease was driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $37 million in 2016, while it generated cash of $57 million in 2015. This $94 million fluctuation was mainly driven by an $87 million payment to settle an interest rate swap in connection with the issuance of new debt in August 2016.

•
Prepaid expenses and other current assets consumed cash of $43 million in 2016, while they generated cash of $118 million in 2015. This $161 million fluctuation was mainly driven by higher payments on commodity futures contracts in 2016 as the market price of cocoa declined, versus receipts in the 2015 period. As noted previously, we utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, excess tax benefit from stock-based compensation, deferred income taxes, goodwill and other intangible asset charges, write-down of equity investments, the gain on settlement of the SGM liability and other charges) decreased cash flow by $34 million in 2016 relative to 2015.

Cash provided by operating activities in 2015 increased $370.1 million relative to 2014. This increase was driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) generated cash of $57 million in 2015, while it consumed cash of $215 million in 2014. This fluctuation was mainly driven by lower inventory purchases in the 2015 period, since certain raw material inventory had been built up at the preceding year-end to take advantage of favorable pricing.

•
Prepaid expenses and other current assets generated cash of $118 million in 2015, while they consumed cash of $7 million in 2014. This $125 million fluctuation was mainly driven by our hedging activities, which favorably impacted cash flow by $55 million in 2015 versus an unfavorable impact of $78 million in 2014, due principally to market gains and losses on our commodity futures contracts. Our cash receipts typically increase when futures market prices are increasing.

•	2015 cash flow was favorably impacted by approximately $30 million from the timing of tax payments in 2015 compared to 2014.
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $72.8 million, $66.8 million and $37.3 million in 2016, 2015 and 2014, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $41.7 million, $53.3 million and $53.1 million in 2016, 2015 and 2014, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, purchases of short-term investments and acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment and short-term investments. We used cash of $595.5 million for investing activities in 2016 compared to $477.2 million in 2015, with the increase driven by additional business acquisition activity. We used cash of $862.6 million for investing activities in 2014, which was primarily driven by additional business acquisition activity and purchases of short-term investments.
Primary investing activities include the following:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $269.5 million in 2016, $356.8 million in 2015 and $370.8 million in 2014. The reduction in 2016 was largely due to completion of the Malaysia plant construction early in the year. Our 2015 and 2014 expenditures included approximately $80 million and $115 million, respectively, relating to the Malaysia plant construction. Capitalized software additions were primarily related to ongoing enhancements of our information systems. We expect 2017 capital expenditures, including capitalized software, to approximate $270 million to $290 million.

•
Acquisitions and divestitures. In 2016, we spent $285.4 million to acquire Ripple Brand Collective, LLC. In 2015, we spent $218.7 million to acquire Krave, partially offset by net cash received of $32 million from the sale of Mauna Loa. In 2014, we spent $396.3 million to acquire three businesses, including $379.7 million for SGM and $26.6 million for Allan Candy, partially offset by net cash received of $10.0 million relating to the acquisition of an additional 5.9% interest in Lotte Shanghai Foods Co., Ltd., a joint venture established in 2007 in China, whereby cash acquired in the transaction exceeded the $5.6 million paid for the controlling interest. See Note 2 to the Consolidated Financial Statements for additional information regarding our recent acquisitions.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $13.5 million more in projects qualifying for tax credits in 2016 compared to 2015.

•
Short-term investments. We had no short-term investment activity in 2016. In 2015, we received proceeds of $95 million from the sale of short-term investments, which had been purchased in 2014 for approximately $97 million.

Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. We used cash of $434.4 million for financing activities in 2016 compared to $755.2 million in 2015, with the decrease due mainly to higher proceeds from the issuance of long-term borrowings, partially offset by the purchase of the remaining 20% of the outstanding shares of SGM and higher dividend payments in 2016. We used cash of $719.3 million for financing activities in 2014, primarily to fund dividend payments and share repurchases.
The majority of our financing activity was attributed to the following:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In

2016, we generated cash flow of $275.6 million through short-term commercial paper borrowings, partially offset by payments in short-term foreign borrowings. In 2015, we generated cash flow of $10.7 million as a result of higher borrowings at certain of our international businesses. In 2014, we generated additional cash flow from the issuance of $55.0 million in commercial paper as well as incremental borrowings at certain international locations in support of sales growth.

•
Long-term debt borrowings and repayments. In 2016, we used $500 million to repay long-term debt. Additionally, in 2016, we issued $500 million of 2.30% Notes due in 2026 and $300 million of 3.375% Notes due in 2046. In 2015, we used $355 million to repay long-term debt, including $100.2 million to repurchase $71.6 million of our long-term debt as part of a cash tender offer. Additionally, in 2015, we issued $300 million of 1.60% Notes due in 2018 and $300 million of 3.20% Notes due in 2025. We had no repayment or issuance activity in 2014.

•
Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. We used cash for total share repurchases of $592.6 million in 2016, compared to $582.5 million in 2015. This included purchases pursuant to authorized programs of $420.2 million to purchase 4.6 million shares in 2016 and $402.5 million to purchase 4.2 million shares in 2015. We used cash for total share repurchases of $576.8 million in 2014, which included purchases pursuant to authorized programs of $202.3 million to purchase 2.1 million shares. As of December 31, 2016, approximately $100 million remained available under the $500 million share repurchase authorization approved by the Board in January 2016.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $499.5 million in 2016, $476.1 million in 2015 and $440.4 million in 2014. Dividends per share of Common Stock increased 7.4% to $2.402 per share in 2016 compared to $2.236 per share in 2015, while dividends per share of Class B Common Stock increased 7.5% in 2016.

•
Proceeds from the exercise of stock options, including tax benefits. We received $124.8 million from employee exercises of stock options, including excess tax benefits, in 2016, as compared to $97.6 million in 2015 and $175.8 million in 2014. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

•
Other. In February 2016, we used $35.8 million to purchase the remaining 20% of the outstanding shares of SGM. In September 2015, we acquired the remaining 49% interest in Hershey do Brasil Ltda. under a cooperative agreement with Bauducco for approximately $38.3 million. Additionally, in December 2015, we paid $10.0 million in contingent consideration to the shareholders of Krave.

Liquidity and Capital Resources
At December 31, 2016, our cash and cash equivalents totaled $297.0 million. At December 31, 2015, our cash and cash equivalents totaled $346.5 million. Our cash and cash equivalents at the end of 2016 declined $49.5 million compared to the 2015 year-end balance as a result of the net uses of cash outlined in the previous discussion.
Approximately two-thirds of the balance of our cash and cash equivalents at December 31, 2016 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.

We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total debt was $3.0 billion at December 31, 2016 and $2.4 billion at December 31, 2015. Our total debt increased in 2016 mainly due to the additional debt issued mid-year to repay commercial paper that had been used to fund the Ripple Brand Collective, LLC acquisition in April 2016.
As a source of short-term financing, we maintain a $1.0 billion unsecured revolving credit facility, with an option to increase borrowings by an additional $400 million with the consent of the lenders. As of December 31, 2016, the termination date of this agreement is November 2020. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2016, we had $526 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2016.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2016, we had available capacity of $345.4 million under these lines of credit.
Furthermore, we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt securities. Proceeds from the debt issuances and any other offerings under the current registration statement may be used for general corporate requirements, including reducing existing borrowings, financing capital additions and funding contributions to our pension plans, future business acquisitions and working capital requirements.
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
Equity Structure
We have two classes of stock outstanding – Common Stock and Class B Stock. Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. Holders of the Common Stock have 1 vote per share. Holders of the Class B Stock have 10 votes per share. Holders of the Common Stock, voting separately as a class, are entitled to elect one-sixth of our Board. With respect to dividend rights, holders of the Common Stock are entitled to cash dividends 10% higher than those declared and paid on the Class B Stock.
Hershey Trust Company, as trustee for the trust established by Milton S. and Catherine S. Hershey that has as its sole beneficiary Milton Hershey School (such trust, the "Milton Hershey School Trust"), maintains voting control over The Hershey Company. In addition, a representative of Hershey Trust Company currently serves as a member of the Company's Board. In performing his responsibilities on the Company’s Board, this representative may from time to time exercise influence with regard to the ongoing business decisions of our Board or management. Hershey Trust Company, as trustee for the Milton Hershey School Trust, in its role as controlling stockholder of the Company, has indicated it intends to retain its controlling interest in The Hershey Company. The Company's Board, and not the Hershey Trust Company board, is solely responsible and accountable for the Company’s management and performance.
Pennsylvania law requires that the Office of Attorney General be provided advance notice of any transaction that would result in Hershey Trust Company, as trustee for the Milton Hershey School Trust, no longer having voting control of the Company. The law provides specific statutory authority for the Attorney General to intercede and petition the court having jurisdiction over Hershey Trust Company, as trustee for the Milton Hershey School Trust, to stop such a transaction if the Attorney General can prove that the transaction is unnecessary for the future economic viability of the Company and is inconsistent with investment and management considerations under fiduciary obligations. This legislation makes it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby may delay or prevent a change in control of the Company.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2016:

	Payments due by Period
	In millions of dollars
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$2,347.7	$0.2	$300.6	$435.8	$1,611.1
Interest expense (1)	850.7	78.9	156.2	136.5	479.1
Lease obligations (2)	248.5	11.7	26.1	21.7	189.0
Minimum pension plan funding obligations (3)	19.6	1.2	10.3	5.4	2.7
Unconditional purchase obligations (4)	1,558.8	1,282.2	276.6	—	—
Total obligations	$5,025.3	$1,374.2	$769.8	$599.4	$2,281.9
(1) Includes the net interest payments on fixed and variable rate debt and associated interest rate swaps. Interest associated with variable rate debt was forecasted using the LIBOR forward curve as of December 31, 2016.
(2) Includes the minimum rental commitments under non-cancelable operating leases primarily for offices, retail stores, warehouses and distribution facilities.
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
(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2016. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2016, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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

Income Tax Obligations
Liabilities for unrecognized income tax benefits are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a settlement of these potential liabilities. See Note 8 to the Consolidated Financial Statements for more information.
Recent Accounting Pronouncements
Information on recently issued accounting standards is included in Note 1 to the Consolidated Financial Statements.
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
Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Board. While we base estimates and assumptions on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Other significant accounting policies are outlined in Note 1 to the Consolidated Financial Statements.
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
Our trade promotional costs totaled $1,157.4 million, $1,122.3 million and $1,125.5 million in 2016, 2015 and 2014, respectively. The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. Over the three-year period ended December 31, 2016, actual promotional costs have not deviated from the estimated amount for a given year by more than 3%.
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
For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. Our related accounting policies, accounting balances and plan assumptions are discussed in Note 9 to the Consolidated Financial Statements.

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:

•
Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2017, we reduced the expected return on plan assets assumption to 5.8% from the 6.1% assumption used during 2016, reflecting lower expected long-term returns due to slowing growth in developed and emerging markets. The historical average return (compounded annually) over the 20 years prior to December 31, 2016 was approximately 6.5%.

As of December 31, 2016, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $418 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $10 million.

•
Discount rate. The discount rate used to determine the present value of our future pension obligation at December 31, 2016 was based on a yield curve constructed from a portfolio of high-quality corporate debt securities for which the timing and amount of cash flows approximate the estimated benefit payments of the plans. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. A 100 basis point decline in the weighted-average pension discount rate would increase annual net periodic pension benefit expense by approximately $7 million and the December 31, 2016 pension liability would increase by approximately $97 million.

Pension expense for defined benefit pension plans is estimated to approximate $35 million in 2017. Pension expense beyond 2017 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations and the healthcare cost trend rate:

•
Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. If the discount rate assumption for these plans was reduced by 100 basis points, the impact to the OPEB plans consolidated expense would not be material and the increase in the December 31, 2016 benefit liability would be approximately $27 million.

•
Healthcare cost trend rate. The healthcare cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the healthcare marketplace, as well as projections of future trends in the marketplace. See Note 9 to the Consolidated Financial Statements for disclosure of the effects of a one percentage point change in the healthcare cost trend rate.

Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter.
We test goodwill for impairment by either performing a qualitative assessment or using a two-step quantitative process. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the two-step process is then performed. Otherwise, no further testing is required. For those reporting units tested using the two-step process, we first compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference. We test individual indefinite-lived intangible assets by comparing the estimated fair value with the book values of each asset.
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
At December 31, 2016, the net book value of our goodwill totaled $812.3 million and related to five reporting units. As it relates to our annual testing performed at the beginning of the fourth quarter, no additional goodwill impairment was indicated, and the percentage of excess fair value over carrying value was at least 100% for each of our tested reporting units.
In 2015, we recorded a $280.8 million impairment charge resulting from our interim reassessment of the valuation of the SGM business, coupled with the write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition. As a result of declining performance levels and our post-acquisition assessment, we determined that GAAP required an interim impairment test of the SGM reporting unit. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment existed and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter, we increased the value of acquired goodwill by $16.6 million, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities for additional commitments and contingencies that were identified through our post-acquisition assessment. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill in the third quarter, for a total impairment of $266.4 million. We also tested the other long-lived assets of SGM for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
In connection with the 2014 SGM acquisition, we had assigned approximately $15 million of goodwill to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. As the net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter of 2015, we determined that an interim impairment test of the goodwill in this reporting unit was also required. We performed the first step of this test in the third quarter of 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test suggested that a goodwill impairment was probable, and the conclusions of the second step analysis resulted in a write-down of $14.4 million, representing the full value of goodwill attributed to this reporting unit as of October 4, 2015. We also tested the other long-lived assets of the China asset group for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
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
We use certain derivative instruments to manage our interest rate, foreign currency exchange rate and commodity price risks. We monitor and manage these exposures as part of our overall risk management program.
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
Interest Rate Risk
In order to manage interest rate exposure, we may periodically enter into interest rate swap agreements including fixed-to-floating interest rate swaps to achieve a desired proportion of variable versus fixed rate debt based on current and projected market conditions and forward starting interest rate swap agreements to reduce interest volatility associated with certain anticipated debt issues. When utilized, the notional amount, interest payment and maturity date of these swaps generally match the principal, interest payment and maturity date of the related debt, and the swaps are valued using observable benchmark rates.
The total notional amount of interest rate swaps outstanding at December 31, 2016 and 2015 was $350 million and $850 million, respectively. We had one forward starting interest rate swap agreement in a cash flow hedging relationship with a notional amount of $500 million at December 31, 2015. This interest rate swap agreement was settled in connection with the issuance of debt in August 2016, resulting in a payment of approximately $87 million which is reflected within operating activities in the Consolidated Statement of Cash Flows. The notional amount at December 31, 2016 and 2015 includes $350 million of fixed-to-floating interest rate swaps that convert a comparable amount of fixed-rate debt to variable-rate debt. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of December 31, 2016 would have increased interest expense by approximately $3.6 million for the full year 2016 and 2015, respectively.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2016 and December 31, 2015 by approximately $142 million and $76 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
Foreign Currency Exchange Rate Risk
We are exposed to currency fluctuations related to manufacturing or selling products in currencies other than the U.S. dollar. We may enter into foreign currency forward exchange contracts and options to reduce fluctuations in our long or short currency positions relating primarily to purchase commitments or forecasted purchases for equipment, raw materials and finished goods denominated in foreign currencies. We also may hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. We generally hedge foreign currency price risks for periods from 3 to 12 months.

A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2016		2015
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$9.4	Euros	$19.8	Euros
Foreign currency forward exchange contracts to sell foreign currencies	$80.4	Canadian dollars Brazilian reals Japanese yen	$11.9	Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2016 and 2015, the net fair value of these instruments was an asset of $1.4 million and a liability of $0.1 million, respectively. Assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $9.6 million and $3.2 million, respectively.
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
We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn sweeteners, natural gas and certain dairy products primarily to reduce the risk of future price increases and provide visibility to future costs. Currently, active futures contracts are not available for use in pricing our other major raw material requirements, primarily peanuts and almonds. We attempt to minimize the effect of future price fluctuations related to the purchase of raw materials by using forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, dairy futures liquidity is not as developed as many of the other commodities futures markets and, therefore, it can be difficult to hedge our costs for dairy products by entering into futures contracts or other derivative instruments to extend coverage for long periods of time. We use diesel swap futures contracts to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to reduce the risk of future price increases and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases. Our costs for major raw materials will not necessarily reflect market price fluctuations primarily because of our forward purchasing and hedging practices.
During 2016, average cocoa futures contract prices decreased compared with 2015 and traded in a range between $1.03 and $1.38 per pound, based on the Intercontinental Exchange futures contract. Cocoa production was lower during the 2015 to 2016 crop year and global demand was slightly higher, which produced a small reduction in global cocoa stocks over the past year. Despite the slight decrease in global cocoa inventories, prices started to decline in response to expectations that future cocoa supply increases were going to outpace demand and rebuild global stocks during the subsequent crop year.
The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2016	2015	2014	2013	2012
Annual Average	$1.29	$1.40	$1.36	$1.09	$1.06
High	1.38	1.53	1.45	1.26	1.17
Low	1.03	1.28	1.25	0.97	1.00
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
During 2016, prices for fluid dairy milk ranged from a low of $0.13 per pound to a high of $0.15 per pound, on a Class IV milk basis. Dairy prices were lower than 2015, driven by increased production in Europe and the United States as well as larger dairy product inventories globally.
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the United States are currently higher than prices on the world sugar market. United States delivered east coast refined sugar prices traded in a range from $0.33 to $0.39 per pound during 2016.
Peanut prices in the United States began the year around $0.46 per pound and closed the year at $0.65 per pound. Drought conditions throughout 2016 in the key Southeast peanut growing region resulted in an estimated 5% smaller crop versus the 2015 crop and drove price increases. Almond prices began the year at $3.53 per pound and decreased to $2.84 per pound during 2016. Almond supply is ample to support U.S. demand heading into 2017 as the 2016 crop is expected to be approximately 11% larger than the 2015 crop. (Source: Almond Board of California)
We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the Intercontinental Exchange or various other exchanges. These changes in value represent unrealized gains and losses. The cash transfers offset higher or lower cash requirements for the payment of future invoice prices of raw materials, energy requirements and transportation costs.
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $739.4 million as of December 31, 2016 and $374.8 million as of December 31, 2015. At the end of 2016, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2016 by $73.9 million, generally offset by a reduction in the cost of the underlying commodity purchases.

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
The 2016, 2015 and 2014 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. KPMG LLP's report on our financial statements and internal controls over financial reporting is included herein.
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
We have audited the accompanying consolidated balance sheets of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Also in our opinion, The Hershey Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 edition) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

New York, New York
February 21, 2017

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2016	2015	2014
Net sales	$7,440,181	$7,386,626	$7,421,768
Cost of sales	4,282,290	4,003,951	4,085,602
Gross profit	3,157,891	3,382,675	3,336,166
Selling, marketing and administrative expense	1,915,378	1,969,308	1,898,284
Goodwill and other intangible asset impairment charges	4,204	280,802	15,900
Business realignment costs	32,526	94,806	29,721
Operating profit	1,205,783	1,037,759	1,392,261
Interest expense, net	90,143	105,773	83,532
Other (income) expense, net	16,159	30,139	2,686
Income before income taxes	1,099,481	901,847	1,306,043
Provision for income taxes	379,437	388,896	459,131
Net income	$720,044	$512,951	$846,912

Net income per share—basic:
Common stock	$3.45	$2.40	$3.91
Class B common stock	$3.15	$2.19	$3.54

Net income per share—diluted:
Common stock	$3.34	$2.32	$3.77
Class B common stock	$3.14	$2.19	$3.52

Dividends paid per share:
Common stock	$2.402	$2.236	$2.040
Class B common stock	$2.184	$2.032	$1.842

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2016			2015			2014
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income			$720,044			$512,951			$846,912
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	$(13,041)	$—	(13,041)	$(59,707)	$—	(59,707)	$(26,851)	$—	(26,851)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	20,304	(7,776)	12,528	(5,559)	2,002	(3,557)	(158,613)	59,004	(99,609)
Reclassification to earnings	56,604	(21,653)	34,951	52,469	(18,910)	33,559	23,252	(8,659)	14,593
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(52,708)	18,701	(34,007)	61,839	(23,520)	38,319	(61,358)	24,281	(37,077)
Reclassification to earnings	(16,482)	7,524	(8,958)	(36,634)	13,416	(23,218)	(67,403)	24,341	(43,062)
Total other comprehensive (loss) income, net of tax	$(5,323)	$(3,204)	(8,527)	$12,408	$(27,012)	(14,604)	$(290,973)	$98,967	(192,006)
Total comprehensive income			$711,517			$498,347			$654,906
Comprehensive loss attributable to noncontrolling interests			3,664			2,152			—
Comprehensive income attributable to The Hershey Company			$715,181			$500,499			$654,906

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$296,967	$346,529
Accounts receivable—trade, net	581,381	599,073
Inventories	745,678	750,970
Prepaid expenses and other	192,752	152,026
Total current assets	1,816,778	1,848,598
Property, plant and equipment, net	2,177,248	2,240,460
Goodwill	812,344	684,252
Other intangibles	492,737	379,305
Other assets	168,365	155,366
Deferred income taxes	56,861	36,390
Total assets	$5,524,333	$5,344,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$522,536	$474,266
Accrued liabilities	750,986	856,967
Accrued income taxes	3,207	23,243
Short-term debt	632,471	363,513
Current portion of long-term debt	243	499,923
Total current liabilities	1,909,443	2,217,912
Long-term debt	2,347,455	1,557,091
Other long-term liabilities	400,161	468,718
Deferred income taxes	39,587	53,188
Total liabilities	4,696,646	4,296,909

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2016 and 2015	—	—
Common stock, shares issued: 299,281,967 in 2016 and 2015	299,281	299,281
Class B common stock, shares issued: 60,619,777 in 2016 and 2015	60,620	60,620
Additional paid-in capital	869,857	783,877
Retained earnings	6,115,961	5,897,603
Treasury—common stock shares, at cost: 147,642,009 in 2016 and 143,124,384 in 2015	(6,183,975)	(5,672,359)
Accumulated other comprehensive loss	(375,888)	(371,025)
Total—The Hershey Company stockholders’ equity	785,856	997,997
Noncontrolling interests in subsidiaries	41,831	49,465
Total stockholders’ equity	827,687	1,047,462
Total liabilities and stockholders’ equity	$5,524,333	$5,344,371

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2016	2015	2014
Operating Activities
Net income	$720,044	$512,951	$846,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,837	244,928	211,532
Stock-based compensation expense	54,785	51,533	54,068
Excess tax benefits from stock-based compensation	(22,062)	(24,839)	(53,497)
Deferred income taxes	(38,097)	(38,537)	18,796
Goodwill and other intangible asset impairment charges	4,204	280,802	15,900
Loss on early extinguishment of debt	—	28,326	—
Write-down of equity investments	43,482	39,489	—
Gain on settlement of SGM liability (see Note 2)	(26,650)	—	—
Other	51,375	28,467	(11,027)
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	21,096	(24,440)	(67,464)
Inventories	13,965	52,049	(88,497)
Prepaid expenses and other current assets	(42,955)	118,007	(7,245)
Accounts payable and accrued liabilities	(72,295)	29,406	(59,102)
Contributions to pension and other benefits plans	(41,697)	(53,273)	(53,110)
Other assets and liabilities	16,443	(30,413)	37,111
Net cash provided by operating activities	983,475	1,214,456	844,377
Investing Activities
Capital additions (including software)	(269,476)	(356,810)	(370,789)
Proceeds from sales of property, plant and equipment	3,651	1,205	1,612
Proceeds from sale of business	—	32,408	—
Equity investments in tax credit qualifying partnerships	(44,255)	(30,720)	—
Business acquisitions, net of cash and cash equivalents acquired	(285,374)	(218,654)	(396,265)
Sale (purchase) of short-term investments	—	95,316	(97,131)
Net cash used in investing activities	(595,454)	(477,255)	(862,573)
Financing Activities
Net increase in short-term debt	275,607	10,720	117,515
Long-term borrowings	792,953	599,031	3,051
Repayment of long-term debt	(500,000)	(355,446)	(1,442)
Payment of SGM liability (see Note 2)	(35,762)	—	—
Cash dividends paid	(499,475)	(476,132)	(440,414)
Repurchase of common stock	(592,550)	(582,623)	(576,755)
Exercise of stock options	102,722	72,719	122,306
Excess tax benefits from stock-based compensation	22,062	24,839	53,497
Other	—	(48,270)	2,940
Net cash used in financing activities	(434,443)	(755,162)	(719,302)
Effect of exchange rate changes on cash and cash equivalents	(3,140)	(10,364)	(6,156)
Decrease in cash and cash equivalents	(49,562)	(28,325)	(743,654)
Cash and cash equivalents, beginning of period	346,529	374,854	1,118,508
Cash and cash equivalents, end of period	$296,967	$346,529	$374,854
Supplemental Disclosure
Interest paid (excluding loss on early extinguishment of debt in 2015)	$90,951	$88,448	$87,801
Income taxes paid	425,539	368,926	384,318

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2014	$—	$299,281	$60,620	$664,944	$5,454,286	$(4,707,730)	$(166,567)	$11,218	$1,616,052
Net income					846,912				846,912
Other comprehensive loss							(192,006)		(192,006)
Dividends:
Common Stock, $2.04 per share					(328,752)				(328,752)
Class B Common Stock, $1.842 per share					(111,662)				(111,662)
Conversion of Class B common stock into common stock		—	—						—
Stock-based compensation				52,870					52,870
Exercise of stock options and incentive-based transactions				36,372		123,249			159,621
Repurchase of common stock						(576,755)			(576,755)
Acquisition of Lotte Shanghai Foods Co., Ltd.								49,724	49,724
Earnings of and contributions from noncontrolling interests, net								3,526	3,526
Balance, December 31, 2014	—	299,281	60,620	754,186	5,860,784	(5,161,236)	(358,573)	64,468	1,519,530
Net income					512,951				512,951
Other comprehensive loss							(12,452)	(2,152)	(14,604)
Dividends:
Common Stock, $2.236 per share					(352,953)				(352,953)
Class B Common Stock, $2.032 per share					(123,179)				(123,179)
Stock-based compensation				50,722					50,722
Exercise of stock options and incentive-based transactions				8,204		71,500			79,704
Repurchase of common stock						(582,623)			(582,623)
Impact of reclassification to and purchase of redeemable noncontrolling interest				(29,235)				(13,428)	(42,663)
Earnings of noncontrolling interests								577	577
Balance, December 31, 2015	—	299,281	60,620	783,877	5,897,603	(5,672,359)	(371,025)	49,465	1,047,462
Net income					720,044				720,044
Other comprehensive loss							(4,863)	(3,664)	(8,527)
Dividends (including dividend equivalents):
Common Stock, $2.402 per share					(369,292)				(369,292)
Class B Common Stock, $2.184 per share					(132,394)				(132,394)
Stock-based compensation				54,429					54,429
Exercise of stock options and incentive-based transactions				31,551		80,934			112,485
Repurchase of common stock						(592,550)			(592,550)
Loss of noncontrolling interests								(3,970)	(3,970)
Balance, December 31, 2016	$—	$299,281	$60,620	$869,857	$6,115,961	$(6,183,975)	$(375,888)	$41,831	$827,687

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest,(the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great-tasting snacks. The Company has more than 80 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 70 countries worldwide. Hershey is focused on growing its presence in key international markets while continuing to build its competitive advantage in North America. The Company currently operates through two reportable segments that are aligned with its management structure and the key markets it serves: North America and International and Other. For additional information on our segment presentation, see Note 11.
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. Net income (loss) attributable to noncontrolling interests is not significant and is recorded within selling, marketing and administrative expense in the Consolidated Statements of Income. See Note 12 for additional information on our noncontrolling interests. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. In addition, we use the equity method of accounting for our investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. See Note 8 for additional information on our equity investments in partnership entities qualifying for tax credits.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Our significant estimates and assumptions include, among others, pension and other post-retirement benefit plan assumptions, valuation assumptions of goodwill and other intangible assets, useful lives of long-lived assets, marketing and trade promotion accruals and income taxes. These estimates and assumptions are based on management’s best judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and the effects of any revisions are reflected in the consolidated financial statements in the period that they are determined. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates.
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
In 2016, 2015 and 2014, approximately 25%, 26% and 25%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development, administrative and other indirect overhead costs, amortization of capitalized software and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $47,268 in 2016, $49,281 in 2015 and $47,554 in 2014. Advertising expense is also charged to expense as incurred and totaled $521,479 in 2016, $561,644 in 2015 and $570,223 in 2014. Prepaid advertising expense was $651 and $3,924 as of December 31, 2016 and 2015, respectively.
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
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with Wal-Mart Stores, Inc. and McLane Company, Inc., two customers served principally by our North America segment. As of December 31, 2016, McLane Company, Inc. accounted for approximately 19% of our total accounts receivable. Wal-Mart Stores, Inc. accounted for approximately 14% of our total accounts receivable as of December 31, 2016. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances and anticipated discounts of $40,153 and $32,638 at December 31, 2016 and 2015, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2016, approximately 54% of our inventories, representing the majority of our U.S. inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses are valued at the lower of first-in, first-out (“FIFO”) cost or market. LIFO cost of inventories valued using the LIFO method was $402,919 as of December 31, 2016 and $410,865 as of December 31, 2015. The adjustment to LIFO, as shown in Note 16, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2016, 2015 or 2014.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. Total depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $231,735, $197,054 and $176,312, respectively. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $95,301 and $68,004 at December 31, 2016 and 2015, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 5 years. Accumulated amortization of capitalized software was $322,807 and $304,057 as of December 31, 2016 and 2015, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
We review the carrying value of software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter. We test goodwill for impairment by performing a qualitative assessment or using a two-step quantitative process. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors as an initial step in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the two-step process is then performed. Otherwise, no further testing is required. For those reporting units tested using the two-step process, we first compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, we complete a second step to determine the amount of the goodwill impairment that we should record. In the second step, we determine an implied fair value of the reporting unit’s goodwill by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets). We compare the resulting implied fair value of the goodwill to the carrying amount and record an impairment charge for the difference. We test individual indefinite-lived intangible assets by comparing the estimated fair value with the book values of each asset.
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
Derivative instruments are recognized on the balance sheet at their fair values. When we become party to a derivative instrument and intend to apply hedge accounting, we designate the instrument for financial reporting purposes as a cash flow or fair value hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we have designated it and it qualified as part of a hedging relationship, as noted below:

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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, this includes amounts reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The new standard was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method.
In 2016, we continued our assessment of the new standard with a focus on identifying the performance obligations included within our revenue arrangements with customers and evaluating our methods of estimating the amount and timing of variable consideration. Based on our assessment to date, we do not currently expect adoption of the new standard to have a material impact on our consolidated financial statements. We currently plan to adopt the requirements of the new standard in the first quarter of 2018 utilizing the cumulative effect transition method. We are continuing our assessment, which may identify other impacts.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The amendments should be applied on a modified retrospective basis. ASU 2016-02 is effective for us beginning January 1, 2019. We are in the process of developing an inventory of our lease arrangements in order to determine the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. Based on our assessment to date, we expect adoption of this standard to result in a material increase in lease-related assets and liabilities on our consolidated balance sheets; however, we do not expect it to have a significant impact on our consolidated statements of income or cash flows.
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU is part of the FASB's simplification initiative. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. We are adopting this statement effective January 1, 2017 and we expect the revised classification of excess tax benefits to have a favorable impact on our 2017 net income. We do not expect it to have a significant impact on our consolidated balance sheets or statements of cash flows.
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
2016 Acquisition
Ripple Brand Collective, LLC
On April 26, 2016, we completed the acquisition of all of the outstanding shares of Ripple Brand Collective, LLC, a privately held company based in Congers, New York that owns the barkTHINS mass premium chocolate snacking brand. The barkTHINS brand is largely sold in the United States in take-home resealable packages and is available in the club channel, as well as select natural and conventional grocers. Our consolidated net sales for the year ended December 31, 2016 included approximately $35.6 million attributed to barkTHINS.
The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$128,110
Trademarks	91,200
Other intangible assets	60,900
Other assets, primarily current assets, net of cash acquired totaling $674	12,375
Current liabilities	(7,211)
Net assets acquired	$285,374
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
2015 Acquisition
KRAVE Pure Foods
In March 2015, we completed the acquisition of all of the outstanding shares of KRAVE Pure Foods, Inc. (“Krave”), the Sonoma, California based manufacturer of Krave, a leading all-natural brand of premium meat snack products. The transaction was undertaken to allow Hershey to tap into the rapidly growing meat snacks category and further expand into the broader snacks space.
Total purchase consideration included cash consideration of $220,016, as well as agreement to pay additional cash consideration of up to $20,000 to the Krave shareholders if certain defined targets related to net sales and gross profit margin are met or exceeded during the twelve-month periods ending December 31, 2015 or March 31, 2016. The fair value of the contingent cash consideration was classified as a liability of $16,800 as of the acquisition date. Based on revised targets in a subsequent agreement with the Krave shareholders, the fair value was reduced over the second and third quarters of 2015 to $10,000, with the adjustment to fair value recorded within selling, marketing and administrative expenses. The remaining $10,000 was paid in December 2015.

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
Goodwill was calculated as the excess of the purchase price over the fair value of the net assets acquired. The goodwill resulting from the acquisition was attributable primarily to the value of leveraging our brand building expertise, consumer insights, supply chain capabilities and retail relationships to accelerate growth and access to Krave products. The recorded goodwill is not expected to be deductible for tax purposes.
2014 Acquisitions
Shanghai Golden Monkey
On September 26, 2014 (the “Initial Acquisition”), our wholly-owned subsidiary, Hershey Netherlands B.V., acquired 80% of the total outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a privately held confectionery company based in Shanghai, China. The Golden Monkey product line is primarily sold in China's traditional trade channels. The business complements our position in China, and was undertaken to enable us to take advantage of SGM's distribution and manufacturing capabilities to expand sales of our Hershey products in the China marketplace. Our consolidated net sales for the year ended December 31, 2014 included approximately $54 million generated by SGM since the date of acquisition.
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
During 2015, we recorded net increases to acquired goodwill for revisions to the acquired fair value of other assets and liabilities totaling $49,120, resulting primarily from 1) our procedures to assess the quality of acquired trade accounts receivable, 2) our procedures to further evaluate and quantify outstanding pre-acquisition trade promotion commitments to distributors, as well as allowances for returns and discounts related to excess and unsalable inventory held at distributors and sales branches as of the acquisition date, and 3) our procedures to estimate the value of pre-acquisition indirect tax contingencies. In addition, we came to an agreement with the selling SGM shareholders to revise the aforementioned receivable and liability balances to reflect partial settlement of the receivable, whereby the receivable was adjusted to $8,685 and the liability was adjusted to $76,815.
Based on the updated information obtained throughout 2015, we updated our estimates of the acquisition-date fair values of the net assets acquired as of September 26, 2015, the conclusion of the one-year measurement period. Any subsequent revisions to the valuation of acquired net assets have been reflected in current results.

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

*
Note that the final opening balance sheet value of goodwill presented in the schedule above differs from total write-off of $280.8 million due to changes in foreign currency exchange rates since the date of acquisition (see Note 3).

On February 3, 2016, we completed the purchase of the remaining 20% of the outstanding shares of SGM for cash consideration totaling $35,762, pursuant to a new agreement entered into during the fourth quarter of 2015 with the selling SGM shareholders which revised the originally-agreed purchase price for these shares. For accounting purposes, we treated the acquisition as if we had acquired 100% at the initial acquisition date in 2014 and financed the payment for the remaining 20% of the outstanding shares. Therefore, the cash settlement of the liability for the purchase of these remaining shares is reflected within the financing section of the Consolidated Statements of Cash Flows.
The final settlement also resulted in an extinguishment gain of $26,650 representing the net carrying amount of the recorded liability in excess of the cash paid to settle the obligation for the remaining 20% of the outstanding shares. This gain is recorded within non-operating other (income) expense, net within the Consolidated Statements of Income.
The Allan Candy Company Limited
In December 2014, our wholly-owned subsidiary, Hershey Canada Inc., completed the acquisition of all of the outstanding shares of The Allan Candy Company Limited (“Allan”) for cash consideration of approximately $27,376. Allan is headquartered in Ontario, Canada and manufactures certain non-chocolate products on behalf of Hershey, in addition to manufacturing and distributing its own branded products, principally in Canada. The preliminary purchase price allocation includes fixed assets of $10,897, goodwill of $6,996, other intangible assets of $8,092, and other net assets of $1,391. During the first half of 2015, we increased goodwill by $1,820 to recognize revisions to the preliminary fair value of net assets acquired.
Lotte Shanghai Food Company
In March 2014, we acquired an additional 5.9% interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners. For this additional interest, we paid $5,580 in cash, increasing our ownership from 44.1% to 50%. At the same time, we also amended the LSFC shareholders' agreement resulting in our operational control over the venture. With the additional operational control, we reassessed our involvement with LSFC and concluded that we have a controlling financial interest. Therefore, we consolidated the venture as of the March 2014 acquisition date. We had previously accounted for our investment in LSFC using the equity method.
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
Pro Forma Presentation and Acquisition Costs
Pro forma results of operations have not been presented for these aforementioned acquisitions, as the impact to our consolidated financial statements was not material. In 2014, we incurred net acquisition-related costs primarily related to the SGM acquisition of $13,270. These costs primarily consisted of third-party advisory fees and are recorded within selling, marketing and administrative costs in the Consolidated Statements of Income, with the exception of the 2014 costs reflecting net foreign currency exchange losses relating to our strategy to cap the SGM acquisition price as denominated in U.S. dollars, which are recorded within other (income) expense, net. Acquisition costs incurred in 2016 and 2015 were not significant.
2015 Divestiture
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), a business that had historically been reported within our North America segment. The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of approximately $32,400. As a result of the expected sale, in 2014, we recorded an estimated loss on the anticipated sale of $22,256 to reflect the disposal entity at fair value, less an estimate of the selling costs. This amount included impairment charges totaling $18,531 to write down goodwill and the indefinite-lived trademark intangible asset, based on the valuation of these assets as implied by the agreed-upon sales price. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits. The loss on the sale is reflected within business realignment costs in the Consolidated Statements of Income.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2016 and 2015 are as follows:

	North America	International and Other	Total
Goodwill	$538,322	$336,179	$874,501
Accumulated impairment loss	(4,973)	(76,573)	(81,546)
Balance at January 1, 2015	533,349	259,606	792,955
Acquired during the period (see Note 2)	147,089	—	147,089
Impairment	—	(280,802)	(280,802)
Purchase price allocation adjustments	1,820	46,203	48,023
Foreign currency translation	(20,175)	(2,838)	(23,013)
Balance at December 31, 2015	662,083	22,169	684,252
Acquired during the period (see Note 2)	128,110	—	128,110
Foreign currency translation	1,997	(2,015)	(18)
Balance at December 31, 2016	$792,190	$20,154	$812,344
The $280,802 impairment charge recorded in 2015 resulted from our interim reassessment of the valuation of the SGM business, coupled with the write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition, as discussed below.
In the second quarter of 2015, since the SGM business had been performing below expectations, with net sales and earnings levels well below pre-acquisition levels, we performed an interim impairment test of the SGM reporting unit

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249,811 non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter of 2015, we increased the value of acquired goodwill by $16,599, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities (see Note 2). We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill in the third quarter, for a total impairment of $266,409. At this time, we also tested the other long-lived assets of SGM for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
In connection with the 2014 SGM acquisition, we assigned approximately $15 million of goodwill to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. As the net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter of 2015, we determined that an interim impairment test of the goodwill in this reporting unit was also required. We performed the first step of this test in the third quarter of 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test suggested that a goodwill impairment was probable, and the conclusions of the second step analysis resulted in a write-down of $14,393, representing the full value of goodwill attributed to this reporting unit as of October 4, 2015.
In 2014, the annual impairment testing of our India reporting unit resulted in a $11,400 goodwill impairment charge and a $4,500 pre-tax write-down of a trademark associated with the India business. These impairment charges were largely a result of our decision to exit the oils portion of the India business and realign our approach to regional marketing and distribution in India.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$317,023	$(30,458)	$227,511	$(16,246)
Customer-related	200,409	(36,482)	146,532	(26,643)
Patents	16,426	(13,700)	16,857	(12,481)
Total	533,858	(80,640)	390,900	(55,370)

Intangible assets not subject to amortization:
Trademarks	39,519		43,775
Total other intangible assets	$492,737		$379,305

In connection with our annual impairment testing of indefinite lived intangible assets for 2016, we recognized a trademark impairment charge of $4,204, primarily resulting from plans to discontinue a brand sold in India.
Total amortization expense for the years ended December 31, 2016, 2015 and 2014 was $26,687, $22,306 and $10,849, respectively.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

Year ending December 31,	2017	2018	2019	2020	2021
Amortization expense	$28,780	$27,240	$27,133	$26,894	$26,862
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
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2016, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $504,237 at December 31, 2016 and $516,916 at December 31, 2015. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $158,805 at December 31, 2016 and $313,520 at December 31, 2015. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At December 31, 2016, we had outstanding commercial paper totaling $473,666, at a weighted average interest rate of 0.6%. At December 31, 2015, we had outstanding commercial paper totaling $49,993, at a weighted average interest rate of 0.4%.
The maximum amount of short-term borrowings outstanding during 2016 was $997,120. The weighted-average interest rate on short-term borrowings outstanding was 1.0% as of December 31, 2016 and 3.0% as of December 31, 2015.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

December 31,	2016	2015
5.45% Notes due 2016	$—	$250,000
1.50% Notes due 2016	—	250,000
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	—
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	—
Lease obligations	83,619	82,747
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(14,275)	(4,087)
Total long-term debt	2,347,698	2,057,014
Less—current portion	243	499,923
Long-term portion	$2,347,455	$1,557,091
In September 2016, we repaid $250,000 of 5.45% Notes due in 2016 upon their maturity. In November 2016, we repaid $250,000 of 1.50% Notes due in 2016 upon their maturity. In August 2016, we issued $500,000 of 2.30% Notes due in 2026 and $300,000 of 3.375% Notes due in 2046 (the "Notes"). Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $792,953. The Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.
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
Aggregate annual maturities of long-term debt are as follows for the years ending December 31:

2017	$243
2018	300,279
2019	367
2020	350,462
2021	85,279
Thereafter	1,611,068
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consisted of the following:

For the years ended December 31,	2016	2015	2014
Interest expense	$97,851	$93,520	$93,777
Capitalized interest	(5,903)	(12,537)	(6,179)
Loss on extinguishment of debt	—	28,326	—
Interest expense	91,948	109,309	87,598
Interest income	(1,805)	(3,536)	(4,066)
Interest expense, net	$90,143	$105,773	$83,532
5. DERIVATIVE INSTRUMENTS
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value, assuming year-end market prices, of $739,374 as of December 31, 2016 and $374,873 as of December 31, 2015. Through 2015, we designated the majority of our commodity derivative instruments as cash flow hedges under the hedge accounting requirements. Under hedge accounting, we account for the effective portion of mark-to-market gains and losses on commodity derivative instruments in other comprehensive income, to be recognized in cost of sales in the same period that we record the hedged raw material requirements in cost of sales. The ineffective portion of gains and losses is recorded currently in cost of sales.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $68,263 at December 31, 2016 and $10,752 at December 31, 2015. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

$2,791 at December 31, 2016 and December 31, 2015, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
In order to manage interest rate exposure, from time to time we enter into interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps are designated as cash flow hedges, with gains and losses deferred in other comprehensive income to be recognized as an adjustment to interest expense in the same period that the hedged interest payments affect earnings. We had one interest rate swap agreement in a cash flow hedging relationship with a notional amount of $500,000 at December 31, 2015. This interest rate swap agreement was settled in connection with the issuance of debt in August 2016, resulting in a payment of approximately $87,000 which is reflected as an operating cash flow within the Consolidated Statement of Cash Flows.
We also manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at December 31, 2016 and 2015.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2016 was $22,099.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2016 and 2015:

December 31,	2016		2015
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Commodities futures and options (2)	$—	$—	$—	$479
Foreign exchange contracts	2,229	809	367	475
Interest rate swap agreements	—	—	—	40,299
	2,229	809	367	41,253
Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	1,768	—	4,313	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	2,348	10,000	—	1,574
Deferred compensation derivatives	717	—	1,198	—
Foreign exchange contracts	—	16	69	—
	3,065	10,016	1,267	1,574
Total	$7,062	$10,825	$5,947	$42,827

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of December 31, 2016, assets and liabilities include the net of assets of $140,885 and liabilities of $150,872 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2015 were assets of $54,090 and liabilities of $54,860. At December 31, 2016 and 2015, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2016 and December 31, 2015 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)		Gains recognized in income (ineffective portion) (c)

	2016	2015	2016	2015	2016	2015	2016	2015
Commodities futures and options	$(171,753)	$(2,777)	$—	$84,382	$30,783	$40,600	$—	$987
Foreign exchange contracts	(46)	487	(5,485)	(155)	(5,625)	956	—	—
Interest rate swap agreements	—	—	(47,223)	(22,388)	(8,676)	(4,922)	—	—
Deferred compensation derivatives	2,203	173	—	—	—	—	—	—
Total	$(169,596)	$(2,117)	$(52,708)	$61,839	$16,482	$36,634	$—	$987

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified into earnings in the next 12 months was approximately $7,824 as of December 31, 2016. This amount was primarily associated with interest rate swap agreements.
Fair Value Hedges
For the years ended December 31, 2016 and 2015, we recognized a net pretax benefit to interest expense of $4,365 and $6,905 relating to our fixed-to-floating interest swap arrangements.
6. FAIR VALUE MEASUREMENTS
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2016 and 2015:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2016:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,229	$—	$2,229
Interest rate swap agreements (2)	—	1,768	—	1,768
Deferred compensation derivatives (3)	—	717	—	717
Commodities futures and options (4)	2,348	—	—	2,348
Liabilities:
Foreign exchange contracts (1)	—	825	—	825
Interest rate swap agreements (2)	—	—	—	—
Commodities futures and options (4)	10,000	—	—	10,000
December 31, 2015:
Assets:
Foreign exchange contracts (1)	$—	$436	$—	$436
Interest rate swap agreements (2)	—	4,313	—	4,313
Deferred compensation derivatives (3)	—	1,198	—	1,198
Liabilities:
Foreign exchange contracts (1)	—	475	—	475
Interest rate swap agreements (2)	—	40,299	—	40,299
Commodities futures and options (4)	2,053	—	—	2,053

(1)
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

(2)
The fair value of interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.

(3)	The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.

(4)	The fair value of commodities futures and options contracts is based on quoted market prices.
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2016 and December 31, 2015 because of the relatively short maturity of these instruments.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2016	2015	2016	2015
Current portion of long-term debt	$243	$509,580	$243	$499,923
Long-term debt	2,379,054	1,668,379	2,347,455	1,557,091
Total	2,379,297	$2,177,959	2,347,698	$2,057,014
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. As discussed in Note 3, we conducted an interim impairment test on the goodwill generated by the SGM acquisition, which resulted in impairment charges totaling $280,802. In 2016 and 2014, as discussed in Note 3, in connection with our annual impairment testing of goodwill and indefinite-lived intangible assets, we recorded impairment charges totaling $4,204 and $15,900, respectively. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets was derived using discounted cash flow analyses based on Level 3 inputs.
As discussed in Note 2, in connection with the planned Mauna Loa divestiture, we classified the net assets as held for sale as of December 31, 2014, resulting in a write down of $18,531 based upon the agreed-upon sales price and related transaction costs. The loss was calculated based on Level 3 inputs and included in 2014 earnings.
7. BUSINESS REALIGNMENT ACTIVITIES
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind our key growth strategies. Costs recorded in 2016, 2015 and 2014 related to these activities are as follows:

For the years ended December 31,	2016	2015	2014
Operational Optimization Program:
Severance	$17,872	$—	$—
Accelerated depreciation	48,590	—	—
Other program costs	21,831	—	—
2015 Productivity Initiative:
Severance	—	81,290	—
Pension settlement charges	13,669	10,178	—
Other program costs	5,609	14,285	—
Other international restructuring programs:
Severance	—	6,651	2,947
Accelerated depreciation and amortization	—	5,904	—
Mauna Loa Divestiture (see Note 2)	—	2,667	22,256
Project Next Century	—	—	9,087
Total	$107,571	$120,975	$34,290
The costs and related benefits of the Operational Optimization Program relate approximately 25% to the North America segment and 75% to the International and Other segment. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment, while the costs and related benefits of the other international programs relate primary to the International and Other segment. However, segment operating

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
2016 Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which includes select facility consolidations. The program encompasses the continued transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as workforce planning efforts and the consolidation of production within certain facilities in China and North America.
We have incurred pre-tax costs of $88,293 to date, including non-cash asset-related incremental depreciation costs, severance and employee benefit costs, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. We currently expect to incur additional cash costs of approximately $37 million over the next two years to complete this program.
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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. For the year ended December 31, 2016, we incurred charges totaling $19,278, representing pension settlement charges, adjustments to estimated severance benefits and incremental third-party costs related to the design and implementation of the new organizational structure. The 2015 Productivity Initiative was completed during the third quarter 2016. We incurred total costs of $125,031 relating to this program, including pension settlement charges of $13,669 recorded in 2016 and $10,178 recorded in 2015 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Other international restructuring programs
Costs incurred for the year ended December 31, 2015 related principally to accelerated depreciation and amortization and employee severance costs for a couple of programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.
Project Next Century
The 2014 costs shown relate primarily to the demolition of the Company’s former manufacturing facility, representing the final phase of the Project Next Century program. As of December 31, 2014, we have concluded the Project Next Century.
Total costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2016	2015	2014
Cost of sales	$58,106	$8,801	$1,622
Selling, marketing and administrative expense	16,939	17,368	2,947
Business realignment costs	32,526	94,806	29,721
Total costs associated with business realignment activities	$107,571	$120,975	$34,290

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the liability activity for employee-related costs qualifying as exit and disposal costs for the year ended December 31, 2016:

Total
Liability balance at December 31, 2015	$16,310
2016 business realignment charges (1)	18,857
Cash payments	(31,522)
Other, net	80
Liability balance at December 31, 2016 (reported within accrued liabilities)	$3,725

(1)
The costs reflected in the liability roll-forward above do not include items charged directly to expense, such as accelerated depreciation and amortization and the loss on the Mauna Loa divestiture and certain of the third-party charges associated with various programs, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

8. INCOME TAXES
The components of income (loss) before income taxes are as follows:

For the years ended December 31,	2016	2015	2014
Domestic	$1,395,440	$1,357,618	$1,320,738
Foreign	(295,959)	(455,771)	(14,695)
Income before income taxes	$1,099,481	$901,847	$1,306,043
The components of our provision for income taxes are as follows:

For the years ended December 31,	2016	2015	2014
Current:
Federal	$391,705	$409,060	$385,642
State	51,706	47,978	52,331
Foreign	(25,877)	(29,605)	2,362
	417,534	427,433	440,335
Deferred:
Federal	(7,706)	(31,153)	20,649
State	(452)	(2,346)	2,725
Foreign	(29,939)	(5,038)	(4,578)
	(38,097)	(38,537)	18,796
Total provision for income taxes	$379,437	$388,896	$459,131
The income tax benefit associated with stock-based compensation of $17,814 and $24,839 for the years ended December 31, 2016 and 2015, respectively, reduced accrued income taxes on the Consolidated Balance Sheets. We credited additional paid-in capital to reflect the net excess income tax benefits.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2016	2015
Deferred tax assets:
Post-retirement benefit obligations	$90,584	$95,763
Accrued expenses and other reserves	141,228	163,908
Stock-based compensation	48,500	46,665
Derivative instruments	44,010	8,858
Pension	14,662	28,940
Lease financing obligation	18,950	18,947
Accrued trade promotion reserves	50,463	36,501
Net operating loss carryforwards	143,085	99,155
Capital loss carryforwards	38,691	44,546
Other	14,452	14,444
Gross deferred tax assets	604,625	557,727
Valuation allowance	(235,485)	(207,055)
Total deferred tax assets	369,140	350,672
Deferred tax liabilities:
Property, plant and equipment, net	202,300	218,729
Acquired intangibles	113,074	120,420
Inventories	27,608	20,063
Other	8,884	8,258
Total deferred tax liabilities	351,866	367,470
Net deferred tax assets (liabilities)	$17,274	$(16,798)
Included in:
Non-current deferred tax assets, net	56,861	36,390
Non-current deferred tax liabilities, net	(39,587)	(53,188)
Net deferred tax assets (liabilities)	$17,274	$(16,798)
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the net deferred tax assets. Changes in deferred tax assets for net operating loss carryforwards resulted primarily from current year losses in foreign jurisdictions. Changes in deferred tax assets for derivative instruments resulted primarily from the tax impact of our payment to settle an interest rate swap in 2016.
The valuation allowances as of December 31, 2016 and 2015 are primarily related to U.S. capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2016	2015	2014
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	3.4	4.2	3.0
Qualified production income deduction	(3.8)	(4.4)	(2.4)
Business realignment and impairment charges and gain on sale of trademark licensing rights	0.4	10.8	0.7
Foreign rate differences	3.6	2.2	(0.1)
Historic and solar tax credits	(3.3)	(3.3)	—
Other, net	(0.8)	(1.4)	(1.0)
Effective income tax rate	34.5%	43.1%	35.2%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2016	2015
Balance at beginning of year	$33,411	$32,230
Additions for tax positions taken during prior years	2,804	1,122
Reductions for tax positions taken during prior years	(4,080)	(2,112)
Additions for tax positions taken during the current year	9,100	6,623
Settlements	—	(702)
Expiration of statutes of limitations	(5,233)	(3,750)
Balance at end of year	$36,002	$33,411
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $27,691 as of December 31, 2016 and $25,947 as of December 31, 2015.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax benefit of $75 in 2016, a net tax expense of $1,153 in 2015 and a net tax benefit of $9,082 in 2014 for interest and penalties. Accrued net interest and penalties were $3,716 as of December 31, 2016 and $3,791 as of December 31, 2015.
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
The number of years with open tax audits varies depending on the tax jurisdiction. Our major taxing jurisdictions include the United States (federal and state), Canada, China and Mexico. U.S., Canadian, Chinese and Mexican federal audit issues typically involve the timing of deductions and transfer pricing adjustments. Tax examinations by the U.S. Internal Revenue Service and various state taxing authorities could be conducted for years beginning in 2013.
We are no longer subject to Canadian federal income tax examinations by the Canada Revenue Agency (“CRA”) for years before 2007. In 2013, the CRA concluded its audit for 2007 through 2009 and issued a letter to us indicating proposed adjustments primarily associated with business realignment charges and transfer pricing. In 2014, the CRA withdrew the proposed adjustments related to business realignment charges and transfer pricing of inventory, and we paid a $1,600 assessment related to other cross-border adjustments. Also in 2014, the CRA concluded its audit for 2010 through 2012 and issued a letter to us indicating proposed transfer pricing adjustments, and we paid a $612 assessment. We provided notice to the U.S. Competent Authority and the CRA provided notice to the Canada

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Competent Authority of the likely need for their assistance to resolve the adjustments for 2007 through 2012. Accordingly, as of December 31, 2016, we recorded a non-current receivable of approximately $1,449 associated with the anticipated resolution of the adjustments by the Competent Authority of each country. In the fourth quarter of 2016, the CRA commenced its audit of our Canadian income tax returns for 2014 through May 2015.
We are no longer subject to Chinese federal income tax examinations by the China State Administration of Taxation ("China SAT") for years before 2011. We are no longer subject to Mexican federal income tax examinations by the Servicio de Administracion Tributaria (“Mexico SAT”) for years before 2010. We work with the IRS, the CRA, the China SAT and the Mexico SAT to resolve proposed audit adjustments and to minimize the amount of adjustments. We do not anticipate that any potential tax adjustments will have a significant impact on our financial position or results of operations.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $4,160 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2016, we had approximately $291,387 of undistributed earnings of our international subsidiaries. We intend to continue to reinvest earnings outside the United States for the foreseeable future and, therefore, have not recognized any U.S. tax expense on these earnings. It is not practicable for us to determine the amount of unrecognized U.S. tax expense on these reinvested international earnings.

Investments in Partnerships Qualifying for Tax Credits
In 2016, we continued to invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2016 and 2015, we recognized investment tax credits and related outside basis difference benefit totaling $52,342 and $43,437, respectively, and we wrote-down the equity investment by $43,482 and $39,489, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2016	2015	2016	2015
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,169,424	$1,260,895	$255,617	$294,064
Service cost	23,075	28,300	299	542
Interest cost	41,875	44,179	9,731	10,187
Plan amendments	(43,065)	67	—	—
Actuarial (gain) loss	15,804	(51,064)	(2,998)	(26,887)
Curtailment	—	(2,693)	—	292
Settlement	(59,784)	(57,193)	—	—
Divestiture	—	(4,047)	—	—
Currency translation and other	1,416	(11,456)	314	(2,206)
Benefits paid	(30,427)	(37,564)	(20,117)	(20,375)
Projected benefit obligation at end of year	1,118,318	1,169,424	242,846	255,617
Change in plan assets
Fair value of plan assets at beginning of year	1,041,902	1,136,943	—	—
Actual return on plan assets	49,012	(19,804)	—	—
Employer contributions	21,580	32,898	20,117	20,375
Settlement	(59,784)	(57,193)	—	—
Divestiture	—	(2,485)	—	—
Currency translation and other	1,393	(10,893)	—	—
Benefits paid	(30,427)	(37,564)	(20,117)	(20,375)
Fair value of plan assets at end of year	1,023,676	1,041,902	—	—
Funded status at end of year	$(94,642)	$(127,522)	$(242,846)	$(255,617)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$39	$—	$—	$—
Accrued liabilities	(28,994)	(4,841)	(22,576)	(24,205)
Other long-term liabilities	(65,687)	(122,681)	(220,270)	(231,412)
Total	$(94,642)	$(127,522)	$(242,846)	$(255,617)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(243,228)	$(264,570)	$9,264	$7,574
Net prior service credit (cost)	28,360	4,267	(1,565)	(1,919)
Net amounts recognized in AOCI	$(214,868)	$(260,303)	$7,699	$5,655
The accumulated benefit obligation for all defined benefit pension plans was $1,081,261 as of December 31, 2016 and $1,129,052 as of December 31, 2015.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2016	2015
Projected benefit obligation	$1,118,294	$1,110,232
Accumulated benefit obligation	1,081,254	1,081,002
Fair value of plan assets	1,023,613	985,111
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2016	2015	2014	2016	2015	2014
Amounts recognized in net periodic benefit cost
Service cost	$23,075	$28,300	$26,935	$299	$542	$706
Interest cost	41,875	44,179	48,886	9,731	10,187	11,696
Expected return on plan assets	(58,820)	(68,830)	(74,080)	—	—	—
Amortization of prior service (credit) cost	(1,555)	(1,178)	(667)	575	611	616
Amortization of net loss (gain)	34,940	30,510	23,360	(13)	(57)	(141)
Curtailment credit	—	(688)	—	—	204	—
Settlement loss	22,657	23,067	—	—	—	—
Total net periodic benefit cost	$62,172	$55,360	$24,434	$10,592	$11,487	$12,877

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(31,772)	$(21,554)	$99,136	$(3,047)	$(26,270)	$36,021
Prior service (credit) cost	(41,517)	1,748	833	(572)	(834)	(629)
Total recognized in other comprehensive (income) loss, pre-tax	$(73,289)	$(19,806)	$99,969	$(3,619)	$(27,104)	$35,392
Net amounts recognized in periodic benefit cost and AOCI	$(11,117)	$35,554	$124,403	$6,973	$(15,617)	$48,269
Amounts expected to be amortized from AOCI into net periodic benefit cost during 2017 are as follows:

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss (gain)	$33,567	$(1)
Amortization of prior service (credit) cost	$(5,822)	$747
Assumptions
The weighted-average assumptions used in computing the benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2016	2015	2016	2015
Discount rate	3.8%	4.0%	3.8%	4.0%
Rate of increase in compensation levels	3.8%	3.8%	N/A	N/A

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2016	2015	2014	2016	2015	2014
Discount rate	4.0%	3.7%	4.5%	4.0%	3.7%	4.5%
Expected long-term return on plan assets	6.1%	6.3%	7.0%	N/A	N/A	N/A
Rate of compensation increase	3.8%	4.1%	4.0%	N/A	N/A	N/A

The Company’s discount rate assumption is determined by developing a yield curve based on high quality corporate bonds with maturities matching the plans’ expected benefit payment streams. The plans’ expected cash flows are then discounted by the resulting year-by-year spot rates. We base the asset return assumption on current and expected asset allocations, as well as historical and expected returns on the plan asset categories.
For purposes of measuring our post-retirement benefit obligation at December 31, 2016, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits for 2017, grading down to 5.0% by 2021. For measurement purposes as of December 31, 2015, we assumed a 6.5% pre-65 and a 7.3% post-65 annual rate of increase in the per capita cost of covered health care benefits for 2016, grading down to 5.0% by 2019. Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$151	$(132)
Effect on accumulated post-retirement benefit obligation	3,858	(3,373)
The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables with MP-2016 generational projection scales, which we adopted as of December 31, 2016. Adoption of the updated scale did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2016 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	25%
Fixed income securities	49%
Alternative investments, including real estate, listed infrastructure and other	25%
As of December 31, 2016, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2016:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
Cash and cash equivalents	$576	$9,540	$—	$10,116
Equity securities:
Global all-cap (a)	20,216	242,214	—	262,430
Fixed income securities:
U.S. government/agency	—	228,648	—	228,648
Corporate bonds (b)	—	199,634	—	199,634
Collateralized obligations (c)	—	50,532	—	50,532
International government/corporate bonds (d)	—	30,928	—	30,928
Alternative investments:
Global diversified assets (e)	—	146,975	—	146,975
Global real estate investment trusts (f)	—	48,000	—	48,000
Global infrastructure (g)	—	46,413	—	46,413
Total pension plan assets	$20,792	$1,002,884	$—	$1,023,676
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2015:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs(Level 2)	Significant other unobservable inputs (Level 3)	Total
Cash and cash equivalents	$1,763	$30,389	$—	$32,152
Equity securities:
U.S. all-cap (h)	—	138,367	—	138,367
International all-cap (i)	108,862	3,118	—	111,980
Global all-cap (a)	73,157	196,063	—	269,220
Fixed income securities:
U.S. government/agency	117,378	120,136	—	237,514
Corporate bonds (b)	101,476	37,748	—	139,224
Collateralized obligations (c)	32,532	8,157	—	40,689
International government/corporate bonds (d)	31,917	40,839	—	72,756
Total pension plan assets	$467,085	$574,817	$—	$1,041,902

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(d)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises equity funds primarily invested in publicly traded real estate securities.
(g)	This category comprises equity funds primarily invested in publicly traded listed infrastructure securities.
(h)	This category comprises equity funds that track the Russell 3000 index.
(i)	This category comprises equity funds that track the MSCI World Ex-US index.
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
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2016. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $21,580 during 2016, including contributions of $18,000 to maintain the funded status of our domestic plans. In 2015, we made total contributions of $32,898 to the pension plans. For 2017, minimum funding requirements for our pension plans are approximately $1,158.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2017	2018	2019	2020	2021	2022-2026
Pension Benefits	$96,972	$69,299	$73,438	$78,863	$79,714	$423,587
Other Benefits	22,593	20,546	18,813	17,642	16,698	71,616
During the third quarter of 2016, the Company’s Board Compensation and Executive Organization Committee approved the termination of the Hershey Company Puerto Rico Hourly Pension Plan with an effective date of December 31, 2016. It is expected to take 15 to 18 months from the date of the approved amendment to complete the termination of this plan. The net pension liability for this plan of $5,082 as of December 31, 2016 will be settled through either lump sum payments or purchased annuities.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Multiemployer Pension Plan
During 2016, we exited a facility as part of the 2016 Operational Optimization Program (see Note 7) and no longer participate in the BCTGM Union and Industry Canadian Pension Plan, a trustee-managed multiemployer defined benefit pension plan. Our obligation during the term of the collective bargaining agreement was limited to remitting the required contributions to the plan and contributions made were not significant during 2014 through 2016.
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $43,545 in 2016, $44,285 in 2015 and $46,064 in 2014.
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
As of December 31, 2016, 68.5 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded after 2007 that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
At the time stock options are exercised or RSUs and PSUs become payable, common stock is issued from our accumulated treasury shares. Dividend equivalents are credited on RSUs on the same date and at the same rate as dividends are paid on Hershey’s common stock. These dividend equivalents are charged to retained earnings.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2016	2015	2014
Pre-tax compensation expense	$54,785	$51,533	$54,068
Related income tax benefit	17,148	17,109	18,653
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of December 31, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $60,963 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.

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
A summary of activity relating to grants of stock options for the year ended December 31, 2016 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	6,842,563	$75.48	5.8 years
Granted	1,356,440	$90.73
Exercised	(1,762,827)	$58.72
Forfeited	(244,168)	$98.72
Outstanding as of December 31, 2016	6,192,008	$82.67	6.2 years	$121,202
Options exercisable as of December 31, 2016	3,498,601	$72.15	4.6 years	$103,865
The weighted-average fair value of options granted was $11.46, $18.99 and $21.50 per share in 2016, 2015 and 2014, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2016	2015	2014
Dividend yields	2.4%	2.1%	2.0%
Expected volatility	16.8%	20.7%	22.3%
Risk-free interest rates	1.5%	1.9%	2.1%
Expected term in years	6.8	6.7	6.7

●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;
●	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and
●	“Expected term” means the period of time that stock options granted are expected to be outstanding based primarily on historical data.
The total intrinsic value of options exercised was $73,944, $66,161 and $133,948 in 2016, 2015 and 2014, respectively.
As of December 31, 2016, there was $16,372 of total unrecognized compensation cost related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 2.4 years.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table summarizes information about stock options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/16	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/16	Weighted- Average Exercise Price
$33.40 - $60.68	1,825,259	3.5	$51.27	1,825,259	$51.27
$60.69 - $90.39	2,208,766	7.5	$86.58	730,253	$81.66
$90.40 - $111.76	2,157,983	7.1	$105.22	943,089	$105.20
$33.40 - $111.76	6,192,008	6.2	$82.67	3,498,601	$72.15
Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. The performance scores for 2014 through 2016 grants of PSUs can range from 0% to 250% of the targeted amounts.
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
In 2016, 2015 and 2014, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation cost associated with employee RSUs over a specified award vesting period based on the grant date fair value or year-end market value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs ratably over the vesting period.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2016 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	495,207	$106.40
Granted	545,750	$93.55
Performance assumption change	79,889	$92.43
Vested	(239,270)	$94.59
Forfeited	(53,348)	$98.93
Outstanding at end of year	828,228	$102.66
The table above excludes PSU awards for 6,410 units as of December 31, 2016 and 20,586 units as of December 31, 2015 for which the measurement date has not yet occurred for accounting purposes.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the years ended December 31,	2016	2015	2014
Units granted	545,750	381,407	331,788
Weighted-average fair value at date of grant	$93.55	$104.68	$115.57
Monte Carlo simulation assumptions:
Estimated values	$38.02	$61.22	$80.95
Dividend yields	2.5%	2.0%	1.8%
Expected volatility	17.0%	14.9%	15.5%

●	“Estimated values” means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;
●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.
The fair value of shares vested totaled $22,062, $46,113 and $57,360 in 2016, 2015 and 2014, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 483,465 units as of December 31, 2016. Each unit is equivalent to one share of the Company’s Common Stock.
11. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 88% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

•
North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

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
Our segment net sales and earnings were as follows:

For the years ended December 31,	2016	2015	2014
Net sales:
North America	$6,532,988	$6,468,158	$6,352,729
International and Other	907,193	918,468	1,069,039
Total	$7,440,181	$7,386,626	$7,421,768

Segment income (loss):
North America	$2,040,995	$2,073,967	$1,916,207
International and Other	(29,139)	(98,067)	40,004
Total segment income	2,011,856	1,975,900	1,956,211
Unallocated corporate expense (1)	497,423	497,386	503,234
Unallocated mark-to-market losses on commodity derivatives (2)	163,238	—	—
Goodwill and other intangible asset impairment charges	4,204	280,802	15,900
Costs associated with business realignment activities	107,571	120,975	34,290
Non-service related pension expense (income)	27,157	18,079	(1,834)
Acquisition and integration costs	6,480	20,899	12,360
Operating profit	1,205,783	1,037,759	1,392,261
Interest expense, net	90,143	105,773	83,532
Other (income) expense, net	16,159	30,139	2,686
Income before income taxes	$1,099,481	$901,847	$1,306,043

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold. See Note 5.
Activity within the unallocated mark-to-market (gains) losses on commodity derivatives for the year ended December 31, 2016 included:

For the year ended December 31,	2016
Net losses on mark-to-market valuation of unallocated commodity derivative positions	$171,753
Net losses on commodity derivative positions allocated to segment income	8,515
Net losses on mark-to-market valuation of commodity derivative positions remaining in unallocated derivative (gains) losses	$163,238
Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $88.3 million to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2016	2015	2014
North America	$162,211	$153,185	$146,475
International and Other	50,753	46,342	28,463
Corporate (1)	88,873	45,401	36,594
Total	$301,837	$244,928	$211,532

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 7. Such amounts are not included within our measure of segment income.

Additional geographic information is as follows:

	2016	2015	2014
Net sales:
United States	$6,196,723	$6,116,490	$5,996,564
Other	1,243,458	1,270,136	1,425,204
Total	$7,440,181	$7,386,626	$7,421,768

Long-lived assets:
United States	$1,528,255	$1,528,723	$1,477,455
Other	648,993	711,737	674,446
Total	$2,177,248	$2,240,460	$2,151,901
12. EQUITY AND NONCONTROLLING INTERESTS
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2016. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Stock and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2016	2015	2014
Shares issued	359,901,744	359,901,744	359,901,744
Treasury shares at beginning of year	(143,124,384)	(138,856,786)	(136,007,023)
Stock repurchases:
Repurchase programs	(4,640,964)	(4,209,112)	(2,135,268)
Stock-based compensation programs	(1,820,766)	(1,776,838)	(3,676,513)
Stock issuances:
Stock-based compensation programs	1,944,105	1,718,352	2,962,018
Treasury shares at end of year	(147,642,009)	(143,124,384)	(138,856,786)
Net shares outstanding at end of year	212,259,735	216,777,360	221,044,958
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2016 and 2015, no shares of Class B Stock were converted into Common Stock. During 2014, 440 shares were converted.
Hershey Trust Company
Hershey Trust Company, as trustee for the benefit of Milton Hershey School and as direct owner of investment shares, held 12,903,021 shares of our Common Stock as of December 31, 2016. As trustee for the benefit of Milton Hershey School, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2016, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the benefit of Milton Hershey School, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.

Noncontrolling Interests in Subsidiaries
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2016 activity relating to the noncontrolling interest follows:

Noncontrolling Interests
Balance, December 31, 2015	$49,465
Net loss attributable to noncontrolling interests (1)	(3,970)
Other comprehensive loss - foreign currency translation adjustments	(3,664)
Balance, December 31, 2016	$41,831
(1) Amounts are not considered significant and are presented within selling, marketing and administrative expenses.
13. COMMITMENTS AND CONTINGENCIES
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2016.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2016, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2016, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2016:

In millions of dollars	2017	2018	2019	2020
Purchase obligations	$1,282.2	$240.5	$36.0	$—
We also have commitments under various operating lease arrangements. Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of December 31, 2016:

In millions of dollars	2017	2018	2019	2020	2021	Thereafter
Future minimum rental payments	$11.7	$13.7	$12.4	$10.9	$10.8	$189.0

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities. Total rent expense for the years ended December 31, 2016, 2015 and 2014 was $20,330, $19,754 and $21,423, respectively, including short-term rentals.
Environmental contingencies
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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2016		2015		2014
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$367,081	$132,394	$352,953	$123,179	$328,752	$111,662
Allocation of undistributed earnings	162,299	58,270	27,324	9,495	303,801	102,697
Total earnings—basic	$529,380	$190,664	$380,277	$132,674	$632,553	$214,359

Denominator (shares in thousands):
Total weighted-average shares—basic	153,519	60,620	158,471	60,620	161,935	60,620

Earnings Per Share—basic	$3.45	$3.15	$2.40	$2.19	$3.91	$3.54

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$529,380	$190,664	$380,277	$132,674	$632,553	$214,359
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	190,664	—	132,674	—	214,359	—
Reallocation of undistributed earnings	—	(324)	—	(69)	—	(1,071)
Total earnings—diluted	$720,044	$190,340	$512,951	$132,605	$846,912	$213,288

Denominator (shares in thousands):
Number of shares used in basic computation	153,519	60,620	158,471	60,620	161,935	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—	60,620	—
Employee stock options	964	—	1,335	—	1,920	—
Performance and restricted stock options	201	—	225	—	362	—
Total weighted-average shares—diluted	215,304	60,620	220,651	60,620	224,837	60,620

Earnings Per Share—diluted	$3.34	$3.14	$2.32	$2.19	$3.77	$3.52
The earnings per share calculations for the years ended December 31, 2016, 2015 and 2014 excluded 3,680, 2,660 and 1,510 stock options, respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

15. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2016	2015	2014
Write-down of equity investments in partnerships qualifying for tax credits	$43,482	$39,489	$—
Settlement of SGM liability (see Note 2)	(26,650)	—	—
Foreign currency exchange loss relating to strategy to cap SGM acquisition price as denominated in U.S. dollars	—	—	6,722
Gain on acquisition of controlling interest in LSFC	—	—	(4,627)
Gain on sale of non-core trademark	—	(9,950)	—
Other (income) expense, net	(673)	600	591
Total	$16,159	$30,139	$2,686

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2016	2015
Inventories:
Raw materials	$315,239	$353,451
Goods in process	88,490	67,745
Finished goods	528,587	534,983
Inventories at FIFO	932,316	956,179
Adjustment to LIFO	(186,638)	(205,209)
Total inventories	$745,678	$750,970

Property, plant and equipment:
Land	$103,865	$96,666
Buildings	1,238,634	1,084,958
Machinery and equipment	3,001,552	2,886,723
Construction in progress	230,987	448,956
Property, plant and equipment, gross	4,575,038	4,517,303
Accumulated depreciation	(2,397,790)	(2,276,843)
Property, plant and equipment, net	$2,177,248	$2,240,460

Other assets:
Capitalized software, net	$95,301	$68,004
Income tax receivable	1,449	1,428
Other non-current assets	71,615	85,934
Total other assets	$168,365	$155,366

Accrued liabilities:
Payroll, compensation and benefits	$240,080	$215,638
Advertising and promotion	358,573	337,945
Due to SGM shareholders	—	72,025
Other	152,333	231,359
Total accrued liabilities	$750,986	$856,967

Other long-term liabilities:
Post-retirement benefits liabilities	$220,270	$231,412
Pension benefits liabilities	65,687	122,681
Other	114,204	114,625
Total other long-term liabilities	$400,161	$468,718

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(110,613)	$(101,236)
Pension and post-retirement benefit plans, net of tax	(207,169)	(254,648)
Cash flow hedges, net of tax	(58,106)	(15,141)
Total accumulated other comprehensive loss	$(375,888)	$(371,025)

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2016	First	Second	Third	Fourth
Net sales	$1,828,812	$1,637,671	$2,003,454	$1,970,244
Gross profit	817,376	747,398	850,848	742,269
Net income	229,832	145,956	227,403	116,853
Common stock:
Net income per share—Basic(a)	1.09	0.70	1.09	0.56
Net income per share—Diluted(a)	1.06	0.68	1.06	0.55
Dividends paid per share	0.583	0.583	0.618	0.618
Class B common stock:
Net income per share—Basic(a)	0.99	0.64	0.99	0.51
Net income per share—Diluted(a)	0.99	0.64	0.99	0.51
Dividends paid per share	0.530	0.530	0.562	0.562
Market price—common stock:
High	93.71	113.49	113.89	104.44
Low	83.32	89.60	94.64	94.63

Year 2015	First	Second	Third(b)	Fourth(b)
Net sales	$1,937,800	$1,578,825	$1,960,779	$1,909,222
Gross profit	900,843	735,408	868,706	877,718
Net income (loss)	244,737	(99,941)	140,266	227,889
Common stock:
Net income (loss) per share—Basic(a)	1.14	(0.47)	0.66	1.08
Net income (loss) per share—Diluted(a)	1.10	(0.47)	0.64	1.04
Dividends paid per share	0.535	0.535	0.583	0.583
Class B common stock:
Net income (loss) per share—Basic(a)	1.04	(0.42)	0.60	0.98
Net income (loss) per share—Diluted(a)	1.03	(0.42)	0.60	0.98
Dividends paid per share	0.486	0.486	0.530	0.530
Market price—common stock:
High	110.78	101.74	94.31	97.07
Low	98.52	87.86	85.13	83.58

(a)
Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year, as well as the impact of excluding dilutive securities in the period in which there was a net loss.

(b)
In 2015, the Company identified a material weakness in its internal control over financial reporting related to hedge accounting compliance for cocoa commodity derivatives. As a result, hedge accounting treatment for cocoa commodity derivatives was disallowed for the third and fourth quarters of 2015; therefore the impact of changes in fair value of the cocoa commodity futures outstanding during these periods should have been recorded within cost of sales as incurred, instead of deferred within AOCI. Such gains (losses) totaled $(23,358) for the third quarter of 2015 and an essentially offsetting amount for the fourth quarter of 2015. The amounts presented above for the third and fourth quarters of 2015 reflect the impact of reclassifying these gains (losses) deferred within AOCI to cost of sales for the respective periods.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2016. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

Design and Evaluation of Internal Control Over Financial Reporting
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
Management's report on the Company's internal control over financial reporting appears on the following page. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2016.

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
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2016, 2015 and 2014 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
We omitted other schedules because they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
Item 15(a)(3): Exhibits
The information called for by this Item is incorporated by reference from the Exhibit Index included in this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2017.

THE HERSHEY COMPANY
(Registrant)

By:	/S/ PATRICIA A. LITTLE
Patricia A. Little
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN P. BILBREY	Chief Executive Officer and Director	February 21, 2017
John P. Bilbrey	(Principal Executive Officer)

/S/ PATRICIA A. LITTLE	Chief Financial Officer	February 21, 2017
Patricia A. Little	(Principal Financial Officer)

/S/ JAVIER H. IDROVO	Chief Accounting Officer	February 21, 2017
Javier H. Idrovo	(Principal Accounting Officer)

/S/ PAMELA M. ARWAY	Director	February 21, 2017
Pamela M. Arway

/S/ ROBERT F. CAVANAUGH	Director	February 21, 2017
Robert F. Cavanaugh

/S/ CHARLES A. DAVIS	Director	February 21, 2017
Charles A. Davis

/S/ MARY KAY HABEN	Director	February 21, 2017
Mary Kay Haben

/S/ ROBERT M. MALCOLM	Director	February 21, 2017
Robert M. Malcolm

/S/ JAMES M. MEAD	Director	February 21, 2017
James M. Mead

/S/ JAMES E. NEVELS	Director	February 21, 2017
James E. Nevels

/S/ ANTHONY J. PALMER	Director	February 21, 2017
Anthony J. Palmer

/S/ THOMAS J. RIDGE	Director	February 21, 2017
Thomas J. Ridge

/S/ DAVID L. SHEDLARZ	Director	February 21, 2017
David L. Shedlarz

 Schedule II
THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2016, 2015 and 2014

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2016
Allowances deducted from assets
Accounts receivable—trade, net (a)	$32,638	$174,314	$—	$(166,799)	$40,153
Valuation allowance on net deferred taxes (b)	207,055	28,430	—	—	235,485
Inventory obsolescence reserve (c)	22,632	30,053	—	(32,642)	20,043
Total allowances deducted from assets	$262,325	$232,797	$—	$(199,441)	$295,681

For the year ended December 31, 2015
Allowances deducted from assets
Accounts receivable—trade, net (a)	$15,885	$172,622	$—	$(155,869)	$32,638
Valuation allowance on net deferred taxes (b)	147,223	59,832	—	—	207,055
Inventory obsolescence reserve (c)	11,748	32,434	—	(21,550)	22,632
Total allowances deducted from assets	$174,856	$264,888	$—	$(177,419)	$262,325

For the year ended December 31, 2014
Allowances deducted from assets
Accounts receivable—trade, net (a)	$14,329	$153,652	$—	$(152,096)	$15,885
Valuation allowance on net deferred taxes (b)	87,159	60,064	—	—	147,223
Inventory obsolescence reserve (c)	564	24,660	—	(13,476)	11,748
Total allowances deducted from assets	$102,052	$238,376	$—	$(165,572)	$174,856

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

EXHIBIT INDEX

Exhibit Number	Description
2.1
Share Purchase Agreement by and among Shanghai Golden Monkey Food Joint Stock Co., Ltd., various shareholders thereof and Hershey Netherlands B.V., a wholly-owned subsidiary of the Company, as of December 18, 2013, is incorporated by reference from Exhibit 2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 1.600% Notes due 2018
2) 4.125% Notes due 2020
3) 8.8% Debentures due 2021
4) 2.625% Notes due 2023
5) 3.200% Notes due 2025
6) 2.300% Notes due 2026
7) 7.2% Debentures due 2027
8) 3.375% Notes due 2046
9) Other Obligations
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.
10.1(a)
Kit Kat® and Rolo® License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980.

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

10.6
364 Day Credit Agreement, dated as of June 16, 2016, among the Company and Citibank, N.A, as lender and administrative agent, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2016.

10.7(a)
Master Innovation and Supply Agreement between the Company and Barry Callebaut, AG, dated July 13, 2007, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2007.

10.7(b)
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

10.9
The Company’s Equity and Incentive Compensation Plan, amended and restated February 22, 2011, and approved by our stockholders on April 28, 2011, is incorporated by reference from Appendix B to the Company’s proxy statement filed March 15, 2011.+

10.10(a)
Form of Notice of Award of Restricted Stock Units (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.10(b)	Form of Notice of Award of Restricted Stock Units (effective February 15, 2016).*+
10.11(a)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2011.+

10.11(b)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 15, 2016) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2016.+

10.11(c)	Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2016.+
10.12(a)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012.+

10.12(b)	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 15, 2016).*+
10.13(a)	Form of Notice of Award of Performance Stock Units (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2012.+
10.13(b)	Form of Notice of Award of Performance Stock Units (effective February 15, 2016).*+
10.14	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2005.+
10.15
The Company’s Deferred Compensation Plan, Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.16(a)
The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October  2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.+

10.16(b)
First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.17
The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.18
The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.19
The Company's Executive Benefits Protection Plan (Group 3), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.20
Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.21(a)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.+

10.21(b)	Employee Confidentiality and Restrictive Covenant Agreement, amended as of October 10, 2016.*+
10.22(a)
Executive Employment Agreement with John P. Bilbrey, dated as of August 7, 2012, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.22(b)
First Amendment to Executive Employment Agreement, dated as of November 16, 2015, by and between the Company and John P. Bilbrey is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2015.+

10.23
The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

12.1	Computation of ratio of earnings to fixed charges statement.*
16.1
Letter from KPMG, LLP, dated April 27, 2016, regarding dismissal as the Company’s independent registered public accounting firm is incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed April 27, 2016.

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