Form 10-Q
period 2017-04-02
HERSHEY CO
filed 2017-04-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, one dollar par value—152,166,921 shares, as of April 21, 2017.
Class B Common Stock, one dollar par value—60,619,777 shares, as of April 21, 2017.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended April 2, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Net sales	$1,879,678	$1,828,812
Cost of sales	973,118	1,011,436
Gross profit	906,560	817,376
Selling, marketing and administrative expense	461,900	471,734
Long-lived asset impairment charges	208,712	—
Business realignment costs	44,017	6,133
Operating profit	191,931	339,509
Interest expense, net	23,741	21,005
Other (income) expense, net	(171)	(21,225)
Income before income taxes	168,361	339,729
Provision for income taxes	70,113	109,897
Net income including noncontrolling interest	98,248	229,832
Less: Net loss attributable to noncontrolling interest	(26,796)	—
Net income attributable to The Hershey Company	$125,044	$229,832

Net income per share—basic:
Common stock	$0.60	$1.09
Class B common stock	$0.55	$0.99

Net income per share—diluted:
Common stock	$0.58	$1.06
Class B common stock	$0.55	$0.99

Dividends paid per share:
Common stock	$0.618	$0.583
Class B common stock	$0.562	$0.530

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2017			April 3, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$98,248			$229,832
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$13,951	$—	13,951	$12,166	$—	12,166
Pension and post-retirement benefit plans:
Net actuarial loss and prior service cost	(196)	74	(122)	—	—	—
Reclassification to earnings	7,153	(2,711)	4,442	8,680	(3,579)	5,101
Cash flow hedges:
Losses on cash flow hedging derivatives	(1,499)	179	(1,320)	(33,909)	11,765	(22,144)
Reclassification to earnings	3,033	(1,166)	1,867	(7,909)	2,997	(4,912)
Total other comprehensive income (loss), net of tax	$22,442	$(3,624)	18,818	$(20,972)	$11,183	(9,789)
Total comprehensive income including noncontrolling interest			$117,066			$220,043
Comprehensive income (loss) attributable to noncontrolling interest			(26,456)			(1,076)
Comprehensive income attributable to The Hershey Company			$143,522			$221,119

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 2, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$235,031	$296,967
Accounts receivable—trade, net	595,779	581,381
Inventories	795,404	745,678
Prepaid expenses and other	247,647	192,752
Total current assets	1,873,861	1,816,778
Property, plant and equipment, net	2,050,439	2,177,248
Goodwill	814,882	812,344
Other intangibles	381,716	492,737
Other assets	163,661	168,365
Deferred income taxes	57,826	56,861
Total assets	$5,342,385	$5,524,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$499,149	$522,536
Accrued liabilities	646,879	750,986
Accrued income taxes	77,244	3,207
Short-term debt	487,487	632,471
Current portion of long-term debt	158	243
Total current liabilities	1,710,917	1,909,443
Long-term debt	2,350,941	2,347,455
Other long-term liabilities	399,575	400,161
Deferred income taxes	35,499	39,587
Total liabilities	4,496,932	4,696,646

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at April 2, 2017 and December 31, 2016	—	—
Common stock, shares issued: 299,281,967 at April 2, 2017 and December 31, 2016	299,281	299,281
Class B common stock, shares issued: 60,619,777 at April 2, 2017 and December 31, 2016	60,620	60,620
Additional paid-in capital	878,650	869,857
Retained earnings	6,112,471	6,115,961
Treasury—common stock shares, at cost: 147,150,754 at April 2, 2017 and 147,642,009 at December 31, 2016	(6,163,534)	(6,183,975)
Accumulated other comprehensive loss	(357,410)	(375,888)
Total—The Hershey Company stockholders’ equity	830,078	785,856
Noncontrolling interests in subsidiaries	15,375	41,831
Total stockholders’ equity	845,453	827,687
Total liabilities and stockholders’ equity	$5,342,385	$5,524,333

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 2, 2017	April 3, 2016
Operating Activities
Net income including noncontrolling interests	$98,248	$229,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,952	59,913
Stock-based compensation expense	12,122	11,678
Deferred income taxes	(14,780)	(3,409)
Impairment of long-lived assets (see Note 7)	208,712	—
Write-down of equity investments	—	5,593
Gain on settlement of SGM liability (see Note 2)	—	(26,650)
Other	11,512	3,059
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable—trade, net	(14,398)	55,046
Inventories	(49,726)	(19,412)
Prepaid expenses and other current assets	(31,232)	(24,303)
Accounts payable and accrued liabilities	(124,664)	(103,480)
Accrued income taxes	76,779	83,553
Contributions to pension and other benefits plans	(11,576)	(8,839)
Other assets and liabilities	8,513	6,888
Net cash provided by operating activities	234,462	269,469
Investing Activities
Capital additions (including software)	(33,297)	(41,439)
Proceeds from sales of property, plant and equipment	561	1,934
Equity investments in tax credit qualifying partnerships	(7,948)	(9,672)
Net cash used in investing activities	(40,684)	(49,177)
Financing Activities
Net (decrease) increase in short-term debt	(146,604)	153,863
Repayment of long-term debt	(94)	—
Payment of SGM liability (see Note 2)	—	(35,762)
Cash dividends paid	(128,017)	(122,367)
Repurchase of common stock	—	(303,950)
Exercise of stock options	17,841	24,627
Net cash used in financing activities	(256,874)	(283,589)
Effect of exchange rate changes on cash and cash equivalents	1,160	2,726
Decrease in cash and cash equivalents	(61,936)	(60,571)
Cash and cash equivalents, beginning of period	296,967	346,529
Cash and cash equivalents, end of period	$235,031	$285,958
Supplemental Disclosure
Interest paid	$33,732	$27,786
Income taxes paid	7,532	29,574

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2016	$—	$299,281	$60,620	$869,857	$6,115,961	$(6,183,975)	$(375,888)	$41,831	$827,687
Net income (loss)					125,044			(26,796)	98,248
Other comprehensive income							18,478	340	18,818
Dividends (including dividend equivalents):
Common Stock, $0.618 per share					(94,466)				(94,466)
Class B Common Stock, $0.562 per share					(34,068)				(34,068)
Stock-based compensation				11,393					11,393
Exercise of stock options and incentive-based transactions				(2,600)		20,441			17,841
Balance, April 2, 2017	$—	$299,281	$60,620	$878,650	$6,112,471	$(6,163,534)	$(357,410)	$15,375	$845,453

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
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. The financial statements reflect all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods.
Operating results for the quarter ended April 2, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In 2017, we continued our assessment of the new standard with a focus on identifying the performance obligations included within our revenue arrangements with customers and evaluating our methods of estimating the amount and timing of variable consideration. Based on our assessment to date, we do not currently expect adoption of the new standard to have a material impact on our consolidated financial statements. We currently plan to adopt the requirements of the new standard in the first quarter of 2018 utilizing the cumulative effect transition method. We are continuing our assessment, which may identify other impacts.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted the provisions of this ASU in the first quarter of 2017. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with a benefit of $1,938 recognized during the three months ended April 2, 2017. Additionally, within the Consolidated Statement of Cash Flows, the impact of the adoption resulted in a $7,886 increase in net cash flow from operating activities and a corresponding decrease in net cash flow from financing activities for the three months ended April 2, 2017. These classification requirements were adopted retrospectively to the Consolidated Statement of Cash Flows for the three months ended April 3, 2016, resulting in a $12,354 increase in net cash flow from operating activities and a corresponding $12,354 decrease in net cash flow from financing activities.
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
2016 Acquisition
Ripple Brand Collective, LLC
On April 26, 2016, we completed the acquisition of all of the outstanding shares of Ripple Brand Collective, LLC, a privately held company based in Congers, New York that owns the barkTHINS mass premium chocolate snacking brand. The barkTHINS brand is largely sold in the United States in take-home resealable packages and is available in the club channel, as well as select natural and conventional grocers. Our consolidated net sales for the year ended December 31, 2016 included approximately $35,600 attributed to barkTHINS.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended April 2, 2017 are as follows:

	North America	International and Other	Total
Balance at December 31, 2016	$792,190	$20,154	$812,344
Foreign currency translation	1,691	847	2,538
Balance at April 2, 2017	793,881	21,001	814,882
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	April 2, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$269,119	$(27,580)	$317,023	$(30,458)
Customer-related	126,219	(28,375)	200,409	(36,482)
Patents	16,520	(14,209)	16,426	(13,700)
Total	411,858	(70,164)	533,858	(80,640)

Intangible assets not subject to amortization:
Trademarks	40,022		39,519
Total other intangible assets	$381,716		$492,737

As discussed in Note 7, in February 2017, we commenced the Margin for Growth Program which includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the three months ended April 2, 2017 we recorded an impairment charge totaling $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition.
Total amortization expense for the three months ended April 2, 2017 and April 3, 2016 was $7,151 and $5,180, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which currently expires in November 2020. This agreement also includes an option to increase borrowings by an additional $400 million with the consent of the lenders.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 2, 2017, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $140,065 at April 2, 2017 and $158,805 at December 31, 2016. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At April 2, 2017, we had outstanding commercial paper totaling $347,422, at a weighted average interest rate of 0.8%. At December 31, 2016, we had outstanding commercial paper totaling $473,666, at a weighted average interest rate of 0.6%.
Long-term Debt
Long-term debt consisted of the following:

December 31,	April 2, 2017	December 31, 2016
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Lease obligations	83,985	83,619
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(11,240)	(14,275)
Total long-term debt	2,351,099	2,347,698
Less—current portion	158	243
Long-term portion	$2,350,941	$2,347,455
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended
	April 2, 2017	April 3, 2016
Interest expense	$24,954	$23,525
Capitalized interest	(984)	(2,175)
Interest expense	23,970	21,350
Interest income	(229)	(345)
Interest expense, net	$23,741	$21,005

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $609,221 as of April 2, 2017 and $739,374 as of December 31, 2016.
Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within cost of sales. As discussed in Note 11, we define our segment income to exclude gains and losses on commodity derivatives until the related inventory is sold, at which time the related gains and losses are reflected within segment income.  This enables us to continue to align the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $111,589 at April 2, 2017 and $68,263 at December 31, 2016. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at April 2, 2017 and December 31, 2016. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. At April 2, 2017 and December 31, 2016, we had interest rate derivative instruments in fair value hedging relationships with a total notional amount of $350,000.
In order to manage interest rate exposure, in previous years we utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which were settled upon issuance of the related debt, were designated as cash flow hedges and the gains and losses that were deferred in other comprehensive income are being recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at April 2, 2017 and December 31, 2016 was $22,099.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of April 2, 2017 and December 31, 2016:

December 31,	April 2, 2017		December 31, 2016
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,199	$1,271	$2,229	$809

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	4,432	—	1,768	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	562	3,887	2,348	10,000
Deferred compensation derivatives	1,277	—	717	—
Foreign exchange contracts	—	41	—	16
	1,839	3,928	3,065	10,016
Total	$7,470	$5,199	$7,062	$10,825

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of April 2, 2017, assets and liabilities include the net of assets of $61,140 and liabilities of $60,946 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2016 were assets of $140,885 and liabilities of $150,872. At April 2, 2017 and December 31, 2016, the remaining amount reflected in assets and liabilities relates to the fair value of other non-exchange traded derivative instruments, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 2, 2017 and April 3, 2016 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Losses recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2017	2016	2017	2016	2017	2016
Commodities futures and options	$(5,536)	$(38,941)	$—	$—	$(438)	$9,730
Foreign exchange contracts	(95)	(204)	(1,499)	(4,116)	(172)	(261)
Interest rate swap agreements	—	—	—	(29,793)	(2,423)	(1,560)
Deferred compensation derivatives	1,277	403	—	—	—	—
Total	$(4,354)	$(38,742)	$(1,499)	$(33,909)	$(3,033)	$7,909

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified from AOCI into earnings in the next 12 months was approximately $9,730 as of April 2, 2017. This amount is primarily associated with deferred losses relating to interest rate swap agreements.
Fair Value Hedges
For the three months ended April 2, 2017 and April 3, 2016, we recognized a net pretax benefit to interest expense of $898 and $1,317 relating to our fixed-to-floating interest swap arrangements.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of April 2, 2017 and December 31, 2016:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
April 2, 2017:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$1,199	$—	$1,199
Interest rate swap agreements (2)	—	4,432	—	4,432
Deferred compensation derivatives (3)	—	1,277	—	1,277
Commodities futures and options (4)	562	—	—	562
Liabilities:
Foreign exchange contracts (1)	—	1,312	—	1,312
Commodities futures and options (4)	3,887	—	—	3,887
December 31, 2016:
Assets:
Foreign exchange contracts (1)	$—	$2,229	$—	$2,229
Interest rate swap agreements (2)	—	1,768	—	1,768
Deferred compensation derivatives (3)	—	717	—	717
Commodities futures and options (4)	2,348	—	—	2,348
Liabilities:
Foreign exchange contracts (1)	—	825	—	825
Commodities futures and options (4)	10,000	—	—	10,000

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of April 2, 2017 and April 3, 2016 because of the relatively short maturity of these instruments.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	April 2, 2017	December 31, 2016	April 2, 2017	December 31, 2016
Current portion of long-term debt	$158	$243	$158	$243
Long-term debt	2,385,100	2,379,054	2,350,941	2,347,455
Total	2,385,258	$2,379,297	2,351,099	$2,347,698
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the three months ended April 2, 2017, as discussed in Note 7, we recorded impairment charges totaling $105,992 to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102,720. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets were derived using a combination of an estimated market liquidation approach and discounted cash flow analyses based on Level 3 inputs.
7. BUSINESS REALIGNMENT ACTIVITIES
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind our key growth strategies. Costs recorded during the three months ended April 2, 2017 and April 3, 2016 related to these activities are as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Margin for Growth Program:
Severance	$29,567	$—
Other program costs	4,822	—
Operational Optimization Program:
Severance	13,828	7,427
Other program costs	(1,229)	5,545
2015 Productivity Initiative:
Severance	—	(1,294)
Other program costs	—	2,752
Total business realignment costs	$46,988	$14,430
The costs and related benefits to be derived from the Margin for Growth Program relate approximately 20% to the North America segment and 80% to the International and Other segment. The costs and related benefits to be derived from the Operational Optimization Program primarily relate to the North America segment in 2017 and to the International and Other segment in 2016. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Margin for Growth Program
In February 2017, the Company's Board of Directors unanimously approved several initiatives under a single program designed to drive continued net sales, operating income and earnings per-share diluted growth over the next several years.  This program will focus on improving global efficiency and effectiveness, optimizing the Company’s supply

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
The Company estimates that the “Margin for Growth” program will result in total pre-tax charges of $375,000 to $425,000 over the next three years.  This estimate includes plant and office closure expenses of $100,000 to $115,000, net intangible asset impairment charges of $100,000 to $110,000, employee separation costs of $80,000 to $100,000, contract termination costs of approximately $25,000, and other business realignment costs of $70,000 to $75,000. The cash portion of the total charge is estimated to be $175,000 to $200,000. At the conclusion of the program in 2019, ongoing annual savings are expected to be approximately $150,000 to $175,000. The Company expects that implementation of the program will reduce its global workforce by approximately 15%, with a majority of the reductions coming from hourly headcount positions outside of the United States.
The program includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the three months ended April 2, 2017 we recorded impairment charges totaling $208,712, with $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $102,720 representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded within the long-lived asset impairment charges caption within the Consolidated Statements of Operations.
During the three months ended April 2, 2017, we also recognized estimated employee severance and related charges totaling $29,567, relating largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model.
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
During the three months ended April 2, 2017, we recognized costs of $12,599 primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $8,000 over the next two years to complete this program.
During the three months ended April 2, 2017, we reclassified property, plant and equipment and land use rights with a total book value of $20,303 to prepaid and other current assets within the Consolidated Balance Sheets. These represent select China facilities that were taken out of operation in connection with this program and are currently being marketed for sale.
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
Costs associated with business realignment activities are classified in our Consolidated Statements of Income for the three months ended April 2, 2017 and April 3, 2016 as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Cost of sales	$490	$(487)
Selling, marketing and administrative expense	2,481	8,784
Business realignment costs	44,017	6,133
Costs associated with business realignment activities	$46,988	$14,430
The following table presents the liability activity for employee-related costs qualifying as exit and disposal costs:

Total
Liability balance at December 31, 2016	$3,725
2017 business realignment charges (1)	45,913
Cash payments	(3,287)
Other, net	(288)
Liability balance at April 2, 2017 (reported within accrued and other long-term liabilities)	$46,063

(1)
The costs reflected in the liability roll-forward above do not include items charged directly to expense, such as accelerated depreciation and amortization and certain of the third-party charges associated with various programs, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

8. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the three months ended April 2, 2017 and April 3, 2016 were 41.6% and 32.3%, respectively. Relative to the statutory rate, the 2017 effective tax rate was impacted by non-benefited costs resulting from the Margin for Growth Program, partially offset by a favorable foreign rate differential relating to our cocoa procurement operations. The 2016 effective rate benefited from the impact of non-taxable income related to the settlement of the SGM liability.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $3,910 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

9. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the three months ended April 2, 2017 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Service cost	$5,174	$5,884	$65	$74
Interest cost	10,299	10,835	2,208	2,436
Expected return on plan assets	(14,354)	(14,541)	—	—
Amortization of prior service (credit) cost	(1,456)	(262)	187	144
Amortization of net loss (gain)	8,422	8,807	—	(12)
Total net periodic benefit cost	$8,085	$10,723	$2,460	$2,642

We made contributions of $4,692 and $6,884 to the pension plans and other benefits plans, respectively, during the first quarter of 2017. In the first quarter of 2016, we made contributions of $1,175 and $7,664 to our pension plans and other benefits plans, respectively. The contributions in 2017 and 2016 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

For 2017, there are no significant minimum funding requirements for our domestic pension plans and planned voluntary funding of our non-domestic pension plans in 2017 is not material.
10. STOCK COMPENSATION PLANS
We have various stock-based compensation programs under which awards, including stock options, performance stock units (“PSUs”) and performance stock, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock may be granted to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent. These programs and the accounting treatment related thereto are described in Note 10 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Pre-tax compensation expense	$12,122	$11,678
Related income tax benefit	3,818	4,087
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of April 2, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $95,521 and the weighted-average period over which this amount is expected to be recognized was approximately 2.4 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
A summary of activity relating to grants of stock options for the period ended April 2, 2017 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	6,192,008	$82.67	6.2 years
Granted	1,047,725	$108.06
Exercised	(367,721)	$66.68
Forfeited	(112,089)	$106.25
Outstanding as of April 2, 2017	6,759,923	$87.09	6.4 years	$145,967
Options exercisable as of April 2, 2017	4,383,186	$79.45	5.0 years	$128,066
The weighted-average fair value of options granted was $15.78 and $11.42 per share for the periods ended April 2, 2017 and April 3, 2016, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 2, 2017	April 3, 2016
Dividend yields	2.4%	2.4%
Expected volatility	17.2%	16.8%
Risk-free interest rates	2.2%	1.5%
Expected term in years	6.8	6.8
The total intrinsic value of options exercised was $15,181 and $20,348 for the periods ended April 2, 2017 and April 3, 2016, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended April 2, 2017 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding as of December 31, 2016	828,228	$102.66
Granted	351,793	$111.28
Performance assumption change	59,846	$95.80
Vested	(175,088)	$115.05
Forfeited	(92,905)	$109.85
Outstanding as of April 2, 2017	971,874	$101.84
The table above includes 6,410 units of PSUs awarded in a prior period for which the measurement (grant) date has occurred for accounting purposes in 2017.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Three Months Ended
	April 2, 2017	April 3, 2016
Units granted	351,793	483,678
Weighted-average fair value at date of grant	$111.28	$92.88
Monte Carlo simulation assumptions:
Estimated values	$46.85	$38.02
Dividend yields	2.3%	2.5%
Expected volatility	20.4%	17.0%
The fair value of shares vested totaled $18,883 and $16,181 for the periods ended April 2, 2017 and April 3, 2016, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 461,338 units as of April 2, 2017. Each unit is equivalent to one share of the Company’s Common Stock.
11. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 89% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

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

For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition integration costs, the non-service related portion of pension expense and other unusual gains or losses that are not part of our measurement of segment performance. These components of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM as well the measure of segment performance used for incentive compensation purposes.
Accounting policies associated with our operating segments are generally the same as those described in Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
As discussed in Note 5, derivatives used to manage commodity price risk are not designated for hedge accounting treatment. These derivatives are recognized at fair market value with the resulting realized and unrealized losses recognized in unallocated derivative (gains) losses outside of the reporting segment results until the related inventory is sold, at which time the related gains and losses are reallocated to segment income. This enables us to align the

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.
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
Our segment net sales and earnings were as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Net sales:
North America	$1,677,146	$1,633,471
International and Other	202,532	195,341
Total	$1,879,678	$1,828,812

Segment income (loss):
North America	$553,138	$529,390
International and Other	1,723	(13,233)
Total segment income	554,861	516,157
Unallocated corporate expense (1)	119,650	122,171
Unallocated mark-to-market (gains) losses on commodity derivatives	(17,088)	34,946
Long-lived asset impairment charges	208,712	—
Costs associated with business realignment activities	46,988	14,430
Non-service related pension expense	4,368	5,101
Acquisition and integration costs	300	—
Operating profit	191,931	339,509
Interest expense, net	23,741	21,005
Other (income) expense, net	(171)	(21,225)
Income before income taxes	$168,361	$339,729

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Net losses on mark-to-market valuation of unallocated commodity derivative positions	$5,536	$38,941
Net losses on commodity derivative positions allocated to segment income	22,624	3,995
Net (gains) losses on mark-to-market valuation of commodity derivative positions remaining in unallocated derivative (gains) losses	$(17,088)	$34,946
As of April 2, 2017, the cumulative amount of mark-to-market losses on commodity derivatives that had been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $145,937. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax losses on commodity derivatives of $88,675 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
North America	$41,237	$38,942
International and Other	12,966	10,923
Corporate	10,749	10,048
Total	$64,952	$59,913
12. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended April 2, 2017
	Shares	Dollars
		In thousands
Shares issued for stock options and incentive compensation	491,255	$20,441
There were no purchases of our Common Stock during the three months ended April 2, 2017.
In January 2016, our Board of Directors approved a $500,000 authorization to repurchase shares of our Common Stock. As of April 2, 2017, $100,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

13. NONCONTROLLING INTEREST
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2017 activity relating to the noncontrolling interest follows:

Noncontrolling Interests
Balance, December 31, 2016	$41,831
Net loss attributable to noncontrolling interests	(26,796)
Other comprehensive income - foreign currency translation adjustments	340
Balance, April 2, 2017	$15,375
The 2017 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 7). For the three months ended April 3, 2016, the net loss attributable to noncontrolling interests totaled $475, which was presented within selling, marketing and administrative expense in the Consolidated Statements of Income since the amount not considered significant.
14. CONTINGENCIES

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
15. EARNINGS PER SHARE
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	April 2, 2017		April 3, 2016
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$93,949	$34,068	$90,238	$32,129
Allocation of undistributed (losses) earnings	(2,183)	(790)	79,376	28,089
Total earnings—basic	$91,766	$33,278	$169,614	$60,218

Denominator (shares in thousands):
Total weighted-average shares—basic	152,313	60,620	155,675	60,620

Earnings Per Share—basic	$0.60	$0.55	$1.09	$0.99

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$91,766	$33,278	$169,614	$60,218
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	33,278	—	60,218	—
Reallocation of undistributed earnings	—	(25)	—	(158)
Total earnings—diluted	$125,044	$33,253	$229,832	$60,060

Denominator (shares in thousands):
Number of shares used in basic computation	152,313	60,620	155,675	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,265	—	1,005	—
Performance and restricted stock options	324	—	187	—
Total weighted-average shares—diluted	214,522	60,620	217,487	60,620

Earnings Per Share—diluted	$0.58	$0.55	$1.06	$0.99
The earnings per share calculations for the three months ended April 2, 2017 and April 3, 2016 excluded 2,067 and 3,680, respectively, of stock options (in thousands) that would have been antidilutive.
16. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Write-down of equity investments in partnerships qualifying for tax credits	$—	$5,593
Settlement of SGM liability (see Note 2)	—	(26,650)
Other (income) expense, net	(171)	(168)
Total	$(171)	$(21,225)

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	April 2, 2017	December 31, 2016
Inventories:
Raw materials	$299,484	$315,239
Goods in process	115,315	88,490
Finished goods	562,440	528,587
Inventories at FIFO	977,239	932,316
Adjustment to LIFO	(181,835)	(186,638)
Total inventories	$795,404	$745,678

Property, plant and equipment:
Land	$104,400	$103,865
Buildings	1,180,501	1,238,634
Machinery and equipment	2,948,697	3,001,552
Construction in progress	206,391	230,987
Property, plant and equipment, gross	4,439,989	4,575,038
Accumulated depreciation	(2,389,550)	(2,397,790)
Property, plant and equipment, net	$2,050,439	$2,177,248

Other assets:
Capitalized software, net	$95,737	$95,301
Income tax receivable	1,458	1,449
Other non-current assets	66,466	71,615
Total other assets	$163,661	$168,365

Accrued liabilities:
Payroll, compensation and benefits	$176,704	$240,080
Advertising and promotion	320,999	358,573
Other	149,176	152,333
Total accrued liabilities	$646,879	$750,986

Other long-term liabilities:
Post-retirement benefits liabilities	$218,517	$220,270
Pension benefits liabilities	61,346	65,687
Other	119,712	114,204
Total other long-term liabilities	$399,575	$400,161

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(97,002)	$(110,613)
Pension and post-retirement benefit plans, net of tax	(202,849)	(207,169)
Cash flow hedges, net of tax	(57,559)	(58,106)
Total accumulated other comprehensive loss	$(357,410)	$(375,888)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2016 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:

•	Overview and Outlook

•	Non-GAAP Information

•	Consolidated Results of Operations

•	Segment Results

•	Liquidity and Capital Resources
The Overview and Outlook presented below is an executive-level summary highlighting the key trends and measures on which the Company’s management focuses in evaluating its financial condition and operating performance. Certain earnings and performance measures within the Overview and Outlook include financial information determined on a non-GAAP basis, which aligns with how management internally evaluates the Company's results of operations, determines incentive compensation, and assesses the impact of known trends and uncertainties on the business. A detailed reconciliation of the non-GAAP financial measures referenced herein to their nearest comparable GAAP financial measures follows this summary. For a detailed analysis of the Company's operations prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), referred to as "reported" herein, refer to the discussion and analysis in the Consolidated Results of Operations.
OVERVIEW AND OUTLOOK
Our first quarter 2017 net sales totaled $1,879.7 million, an increase of 2.8%, versus $1,828.8 million in 2016. Excluding a 0.1% impact from favorable foreign exchange rates, our net sales increased 2.7%. The increase was primarily driven by favorable net price realization as trade promotional spending and returns, discounts and allowances in both our North America and International and Other segments were less than the prior year. Solid U.S. seasonal volume performance was largely offset by lower non-seasonal volumes. Revenue generated by barkTHINS brand, acquired in 2016, also benefited the quarter's performance.
Our reported gross margin was 48.2% in the first quarter of 2017, an increase of 350 basis points compared to the first quarter of 2016. Our non-GAAP gross margin increased 70 basis points in the first quarter of 2017, primarily due to lower levels of trade promotional spending, supply chain productivity and cost savings initiatives and lower commodity input costs, offset in part by increases in other supply chain costs.
In February 2017, the Company's Board of Directors unanimously approved several initiatives under a single program designed to drive continued net sales, operating income and earnings per-share diluted growth over the next several years.  This program will focus on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
The Company estimates that this “Margin for Growth” program will result in total pre-tax charges of $375 million to $425 million over the next three years.  This estimate includes plant and office closure expenses of $100 million to $115 million, net intangible asset impairment charges of $100 million to $110 million, employee separation costs of $80 million to $100 million, contract termination costs of approximately $25 million, and other business realignment costs of $70 million to $75 million. The cash portion of the total charge is estimated to be $175 million to $200 million. At the conclusion of the program in 2019, ongoing annual savings are expected to be approximately $150 million to $175 million. The Company expects that implementation of the program will reduce its global workforce by approximately 15%, with a majority of the reductions coming from hourly headcount positions outside of the United States.
Our first quarter 2017 reported net income and earnings per share-diluted (EPS) totaled $125.0 million and $0.58, respectively, compared to the first quarter 2016 reported net income and EPS-diluted of $229.8 million and $1.06, respectively. From a non-GAAP perspective, first quarter 2017 adjusted net income was $282.1 million, an increase of 18.1% versus $238.9 million in 2016, primarily driven by the improvement in our non-GAAP gross margin, as well as a lower non-GAAP effective tax rate, due mainly to a favorable foreign tax rate differential. Our adjusted EPS-diluted for the first quarter of 2017 was $1.31 compared to $1.10 for the same period of 2016, with this 19.1% increase attributable to the same factors driving the increase in non-GAAP net income.
Over the remainder of the year, we remain focused on driving growth in our North America core brands and achieving trial and repeat targets related to the launch of of Hershey’s Cookie Layer Crunch, Reese’s and Hershey’s Crunchers and Reese’s Crunchy Cookie Cups. We anticipate that our innovation, as well as our consumer marketing plans, will enable us to build on our first quarter 2017 momentum.
We currently estimate that full-year 2017 net sales growth will be towards the low end of our 2% to 3% outlook, due primarily to trends within the non-seasonal U.S. CMG category and continued macroeconomic challenges in China. This outlook includes a 0.5% net benefit from acquisitions. The impact of foreign currency exchange rates is expected to be minimal. We currently expect full-year 2017 reported EPS-diluted to be in the $3.31 to $3.55 range. From a non-GAAP perspective, we expect 2017 adjusted EPS-diluted to be towards the high end of our outlook of $4.72 to $4.81, an increase of 7% to 9%, primarily due to gross margin expansion from strong productivity and cost savings initiatives, as well as a lower effective tax rate driven by a favorable foreign rate differential and benefit from tax credits. A reconciliation of reported to adjusted projections for 2017 are reflected in the non-GAAP reconciliations that follow.
NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by unallocated mark-to-market (gains) losses on commodity derivatives, costs associated with business realignment activities, costs relating to the integration of acquisitions, non-service related components of our pension expense ("NSRPE"), impairment of long-lived assets, and settlement of the SGM liability in conjunction with the purchase of the remaining 20% of the outstanding shares of SGM.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended
In thousands except per share data	April 2, 2017	April 3, 2016
Reported gross profit	$906,560	$817,376
Derivative mark-to-market (gains) losses	(17,088)	34,946
Business realignment activities	490	(487)
NSRPE	2,860	3,241
Non-GAAP gross profit	$892,822	$855,076

Reported operating profit	$191,931	$339,509
Derivative mark-to-market (gains) losses	(17,088)	34,946
Business realignment activities	46,988	14,430
Acquisition integration costs	300	—
NSRPE	4,368	5,101
Long-lived asset impairment charges	208,712	—
Non-GAAP operating profit	$435,211	$393,986

Reported provision for income taxes	$70,113	$109,897
Derivative mark-to-market (gains) losses*	1,199	13,245
Business realignment activities*	11,417	3,538
Acquisition integration costs*	114	—
NSRPE*	1,664	1,953
Long-lived asset impairment charges*	45,201	—
Non-GAAP provision for income taxes	$129,708	$128,633

Reported net income	$125,044	$229,832
Derivative mark-to-market (gains) losses	(18,287)	21,701
Business realignment activities	35,571	10,860
Acquisition integration costs	186	—
NSRPE	2,704	3,148
Long-lived asset impairment charges	163,511	—
Noncontrolling interest share of business realignment and impairment charges	(26,666)	—
Settlement of SGM liability	—	(26,650)
Non-GAAP net income	$282,063	$238,891

Reported EPS - Diluted	$0.58	$1.06
Derivative mark-to-market (gains) losses	(0.09)	0.10
Business realignment activities	0.17	0.05
NSRPE	0.01	0.01
Long-lived asset impairment charges	0.76	—
Noncontrolling interest share of business realignment and impairment charges	(0.12)	—
Settlement of SGM liability	—	(0.12)
Non-GAAP EPS - Diluted	$1.31	$1.10

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended
	April 2, 2017	April 3, 2016
As reported gross margin	48.2%	44.7%
Non-GAAP gross margin (1)	47.5%	46.8%

As reported operating profit margin	10.2%	18.6%
Non-GAAP operating profit margin (2)	23.2%	21.5%

As reported effective tax rate	41.6%	32.3%
Non-GAAP effective tax rate (3)	31.5%	35.0%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market (gains) losses on such commodity derivatives, until such time as the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended April 2, 2017 and April 3, 2016, unallocated mark-to-market adjustment on commodity derivatives totaled pre-tax gains of $17.1 million and losses of $34.9 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended April 2, 2017 and April 3, 2016, we incurred $47.0 million and $14.4 million, respectively, of pre-tax costs related to business realignment activities. See Note 7 to the Consolidated Financial Statements for more information.

Acquisition integration costs
Costs incurred during the three months ended April 2, 2017 relate to the integration of the 2016 acquisition of Ripple Brand Collective, LLC as we incorporate this business into our operating practices and information systems.

Non-service related pension expense
NSRPE includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. NSRPE can fluctuate from year to year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year to year. Therefore, we exclude NSRPE from our internal performance measures. Our most significant defined benefit pension plans have been closed to new participants for a number of years, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax NSRPE of $4.4 million and $5.1 million, respectively, for the three months ended April 2, 2017 and April 3, 2016, respectively.

Long-lived asset impairment charges
For the three months ended April 2, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This includes a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 7 to the Consolidated Financial Statements for more information.

Noncontrolling interest share of business realignment and impairment charges
Certain of the business realignment and impairment charges recorded in connection with the Margin for Growth Program related to Lotte Shanghai Foods Co., Ltd., a joint venture in which we own a 50% controlling interest. Therefore, we have also adjusted for the portion of these charges included within the loss attributed to the non-controlling interest.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended April 2, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	5.4%	3.6%	1.8%
Total North America segment	2.7%	0.2%	2.5%

International and Other segment
Mexico	(0.2)%	(13.2)%	13.0%
Brazil	48.1%	30.0%	18.1%
India	16.6%	0.9%	15.7%
Greater China	4.1%	(3.3)%	7.4%
Total International and Other segment	3.7%	(0.5)%	4.2%

Total Company	2.8%	0.1%	2.7%

2017 Outlook
The following table provides a reconciliation of projected 2017 EPS-diluted, prepared in accordance with GAAP, to projected non-GAAP EPS-diluted for 2017, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2016 EPS-diluted, prepared in accordance with GAAP, to 2016 non-GAAP EPS-diluted is provided below for comparison.

	2017 (Projected)	2016
Reported EPS – Diluted	$3.31 - $3.55	$3.34
Derivative mark-to-market losses	—	0.66
Business realignment costs (including Margin for Growth Program costs)	0.35 - 0.50	0.42
Acquisition and integration costs	—	0.02
Non-service related pension expense	0.06	0.08
Settlement of SGM liability	—	(0.12)
Long-lived asset impairment charges	0.85	0.01
Adjusted EPS – Diluted	$4.72 - $4.81	$4.41

Our 2017 projected EPS-diluted, as presented above, does not include the impact of mark-to-market gains and losses on our commodity derivative contracts that will be reflected within corporate unallocated expenses in our segment results until the related inventory is sold, since we are not able to forecast the impact of the market changes.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent
	April 2, 2017	April 3, 2016	Change
In millions of dollars except per share amounts
Net Sales	$1,879.7	$1,828.8	2.8%
Cost of Sales	973.1	1,011.4	(3.8)%
Gross Profit	906.6	817.4	10.9%
Gross Margin	48.2%	44.7%
SM&A Expense	461.9	471.7	(2.1)%
SM&A Expense as a percent of net sales	24.6%	25.8%
Long-lived Asset Impairment Charges	208.7	—	NM
Business Realignment Costs	44.0	6.1	NM
Operating Profit	191.9	339.5	(43.5)%
Operating Profit Margin	10.2%	18.6%
Interest Expense, Net	23.7	21.0	13.0%
Other (Income) Expense, Net	(0.2)	(21.2)	NM
Provision for Income Taxes	70.1	109.9	(36.2)%
Effective Income Tax Rate	41.6%	32.3%
Net Income Including Noncontrolling Interest	98.2	229.8	(57.3)%
Less: Net Loss Attributable to Noncontrolling Interest	(26.8)	—	NM
Net Income Attributable to The Hershey Company	$125.0	$229.8	(45.6)%
Net Income Per Share—Diluted	$0.58	$1.06	(45.3)%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Results of Operations - First Quarter 2017 vs. First Quarter 2016
Net Sales
Net sales increased 2.8% in the first quarter of 2017 compared to the same period of 2016, reflecting favorable price realization of 2.0%, a 0.9% benefit from acquisitions and a favorable impact from foreign currency exchange rates of 0.1%, partially offset by volume decreases of 0.2%. Excluding foreign currency, our net sales increased 2.7% in 2017. The favorable net price realization was attributed to lower levels of trade promotional spending and returns, discounts and allowances in both the North America and International and Other segments versus the prior year. Although consolidated volumes declined slightly as a result of macroeconomic challenges in China, this was partially offset by volume improvements in the United States driven by a longer Easter season in 2017 versus 2016, as well as new chocolate products launched in the second half of 2016, including Reese's Pieces Peanut Butter Cups and Hershey's Cookie Layer Crunch bars.
Key U.S. CMG Marketplace Metrics

For the 12 week period ended	April 8, 2017	April 3, 2016
Hershey's Consumer Takeaway (Decrease) Increase	(8.4)%	8.2%
Hershey's Market Share Increase (Decrease)	0.4	(0.1)
The consumer takeaway and market share information provided for the twelve-week period above are for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category. In 2017, takeaway declined relative to the prior year mainly due to the timing of Easter, which shifted into mid-April, versus March in 2016. The amounts presented above are solely for the U.S. CMG category which does not include revenue from our snack mixes and grocery items.
Cost of Sales and Gross Margin
Cost of sales decreased 3.8% in the first quarter of 2017 compared to the same period of 2016. The improvement was driven by lower input costs, with a $52 million year-over-year favorable impact from marking-to-market our commodity derivative instruments, coupled with benefits from supply chain productivity. The benefits were offset in part by unfavorable manufacturing variances and higher freight and warehousing costs.
Gross margin increased by 350 basis points in the first quarter of 2017 compared to the same period of 2016. Lower commodity costs, including a favorable mark-to-market impact from commodity derivative instruments, drove a 340 basis point increase in gross margin. Lower trade promotional spending and supply chain productivity also contributed to the increased gross margin, but were partially offset by higher supply chain costs.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $9.8 million or 2.1% in the first quarter of 2017. Advertising and related consumer marketing expense decreased 0.5% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2017 decreased by 3.0% as compared to 2016. SM&A benefited from lower business realignment costs as well as costs savings and efficiency initiatives, partially offset by higher investments in go-to-market capabilities and increased depreciation and amortization.
Long-lived Asset Impairment Charges
In the first quarter of 2017, we recorded long-lived asset impairment charges of $208.7 million. This includes a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 7 to the Unaudited Consolidated Financial Statements.
Business Realignment Activities
In the first quarter of 2017 and 2016, we recorded business realignment costs of $44.0 million and $6.1 million, respectively. The 2017 costs related primarily to severance and other program costs attributed to the Margin for Growth Program that commenced in the first quarter of 2017. The 2016 costs related primarily to the Operational Optimization Program, as described in Note 7 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 43.5% in the first quarter of 2017 compared to the same period of 2016 due primarily to the long-lived asset impairment charges and higher business realignment costs, partially offset by lower cost of sales and SM&A expenses, as discussed above. Operating profit margin decreased to 10.2% in 2017 from 18.6% in 2016 driven by these same factors.
Interest Expense, Net
Net interest expense was $2.7 million higher in the first quarter of 2017 compared to the same period of 2016. The increase was due to higher levels of debt outstanding during the first quarter of 2017 as compared to the 2016 quarter.
Other (Income) Expense, Net
Other (income) expense, net included income of $0.2 million during first quarter of 2017 versus income, net of expenses of $21.2 million for the same period of 2016. The 2016 income, net of expense included an extinguishment gain of $26.7 million related to the settlement of the SGM liability. Additionally, in 2016, we recognized a $5.6 million write-down on equity investments qualifying for federal historic and energy tax credits, while there was no corresponding expense in the first quarter of 2017.

Income Taxes and Effective Tax Rate
Income taxes decreased $39.8 million in the first quarter of 2017 compared to the same period of 2016, primarily due to lower income before taxes. Our effective income tax rate was 41.6% for the first quarter of 2017 compared with 32.3% for the same period of 2016. Relative to the statutory rate, the 2017 effective tax rate was impacted by non-benefited costs resulting from the Margin for Growth Program, partially offset by a favorable foreign rate differential relating to our cocoa procurement operations. The 2016 effective rate benefited from the impact of non-taxable income related to the settlement of the SGM liability.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $104.8 million, or 45.6%, while EPS-diluted decreased $0.48, or 45.3%, in the first quarter of 2017 compared to the same period of 2016. The decreases in both net income and EPS-diluted were driven by the long-lived asset impairment charges and higher business realignment costs, as noted above.

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition integration costs and NSRPE that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Information section of this MD&A.
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Net Sales:
North America	$1,677,146	$1,633,471
International and Other	202,532	195,341
Total	$1,879,678	$1,828,812

Segment Income (Loss):
North America	$553,138	$529,390
International and Other	1,723	(13,233)
Total segment income	554,861	516,157
Unallocated corporate expense (1)	119,650	122,171
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(17,088)	34,946
Long-lived asset impairment charges	208,712	—
Costs associated with business realignment activities	46,988	14,430
Non-service related pension expense	4,368	5,101
Acquisition and integration costs	300	—
Operating profit	191,931	339,509
Interest expense, net	23,741	21,005
Other (income) expense, net	(171)	(21,225)
Income before income taxes	$168,361	$339,729

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

(2)	Reflects gains and losses on commodity derivative instruments that are excluded from segment income until the related inventory is sold. See Note 11 to the Consolidated Financial Statements.

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 89.2% and 89.3% of our net sales for the three months ended April 2, 2017 and April 3, 2016, respectively. North America results for the three months ended April 2, 2017 and April 3, 2016 were as follows:

	Three Months Ended		Percent
	April 2, 2017	April 3, 2016	Change
In millions of dollars
Net sales	$1,677.1	$1,633.5	2.7%
Segment income	553.1	529.4	4.5%
Segment margin	33.0%	32.4%
Results of Operations - First Quarter 2017 vs. First Quarter 2016
Net sales of our North America segment increased $43.6 million or 2.7% in 2017 compared to 2016, driven by favorable net price realization of 1.2% due to lower direct trade expense. Additionally, volume increased 0.3% driven by stronger Easter sales, partially offset by lower everyday product volume due in part to the challenging consumer packaged goods retail trends. In addition, the barkTHINS acquisition contributed 1% of net sales growth and a favorable impact from foreign currency exchange rates increased net sales by approximately 0.2%.
Our North America segment income increased $23.7 million or 4.5% in 2017 compared to 2016, driven by higher gross profit, partially offset by investments in greater levels of selling expense, go-to-market capabilities and increased depreciation and amortization resulting from the recent barkTHINS acquisition.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 10.8% and 10.7% of our net sales for the three months ended April 2, 2017 and April 3, 2016, respectively. International and Other results for the three months ended April 2, 2017 and April 3, 2016 were as follows:

	Three Months Ended		Percent
	April 2, 2017	April 3, 2016	Change
In millions of dollars
Net sales	$202.5	$195.3	3.7%
Segment income (loss)	1.7	(13.2)	NM
Segment margin	0.9%	(6.8)%

Results of Operations - First Quarter 2017 vs. First Quarter 2016
Net sales of our International and Other segment increased $7.2 million or 3.7% in 2017 compared to 2016, reflecting favorable price realization of 8.7%, partially offset by volume declines of 4.5% and an unfavorable impact from foreign currency exchange rates of 0.5%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 4.2%.
The favorable net price realization was driven by lower direct trade expense as well as lower returns, discounts and allowances in China, which declined significantly compared to the prior year. The volume decrease primarily related to continued softness in the China chocolate category due to macroeconomic challenges, partially offset by net sales increases in Latin America and select export markets. Constant currency net sales in Mexico, Brazil and India increased by 13.0%, 18.1%, and 15.7%, respectively, driven by solid chocolate marketplace performance.
Our International and Other segment generated income of $1.7 million in 2017 compared to a loss of $13.2 million in 2016. Combined income in Latin America and export markets improved versus the prior year and performance in China benefited from significantly lower levels of direct trade and returns, discounts and allowances.
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
In the first quarter of 2017, unallocated corporate expense totaled $119.7 million, as compared to $122.2 million in the same period of 2016. Savings realized in 2017 from our productivity and cost savings initiatives were partially offset by higher employee-related costs and an increase in depreciation and amortization.

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
At April 2, 2017, our cash and cash equivalents totaled $235.0 million. At December 31, 2016, our cash and cash equivalents totaled $297.0 million. Our cash and cash equivalents during the first three months of 2017 declined $62.0 million compared to the 2016 year-end balance as a result of the net uses of cash outlined in the previous discussion.
Approximately 70% of the balance of our cash and cash equivalents at April 2, 2017 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Three Months Ended
In millions of dollars	April 2, 2017	April 3, 2016
Net cash provided by (used in):
Operating activities	$234.5	$269.5
Investing activities	(40.7)	(49.2)
Financing activities	(256.9)	(283.6)
Effect of exchange rate changes on cash and cash equivalents	1.1	2.7
Decrease in cash and cash equivalents	$(62.0)	$(60.6)
Operating activities
We generated net cash from operating activities of $234.5 million in the first three months of 2017, a decrease of $35.0 million compared to $269.5 million in the same period of 2016. This decrease in net cash from operating activities was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) used cash of $188.3 million in the 2017 period compared to $67.8 million during the same period of 2016. This $120.5 million fluctuation was mainly driven by:

◦
$69.4 million decrease in cash generated by accounts receivable, primarily attributed to the timing of sales during the quarter. U.S. sales were measurably higher in the last 15 days of the first quarter of 2017 versus the first quarter of 2016 due to timing of shipments, which drove a higher investment in accounts receivable as of the 2017 quarter-end.

◦
$30.4 million increase in cash used by inventories, due to a higher year-over-year build up of U.S. inventories for new product launches and summer volumes, coupled with a higher investment in inventory in Brazil, driven by volume and pricing growth in that market.

◦
$20.7 million increase in cash used by accounts payable and accrued liabilities, mainly due to higher incentive payments in the 2017 period versus the prior year as well as the timing of payments for trade-related and other accounts payables.

•
The net uses of cash noted above were offset in part by higher cash-based net income in the 2017 period. Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, asset impairment charges, write-down of equity investments, the gain on settlement of the SGM liability and other charges) increased cash flow by $100.8 million in the 2017 period relative to the same period of 2016.

Investing activities
We used net cash from investing activities of $40.7 million in the first three months of 2017, a decrease of $8.5 million compared to $49.2 million in the same period of 2016. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. We spent approximately $8.1 million less in capital expenditures, including capitalized software, during the first three months of 2017 compared to the same period of 2016. For the full year 2017, we expect capital expenditures, including capitalized software, to approximate $270 million to $290 million.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $1.7 million less in projects qualifying for tax credits during the first three months of 2017 compared to the same period of 2016.

Financing activities
We used net cash from financing activities of $256.9 million in the first three months of 2017, a decrease of $26.7 million compared to $283.6 million in the same period of 2016. This decrease in net cash used in financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2017, we reduced commercial paper borrowings by $126 million and repaid $19 million of short-term foreign borrowings. During the first three months of 2016, we generated cash flow of $250 million from proceeds on short-term commercial paper issuances, partially offset by a $94 million reduction in short-term foreign borrowings.

•	Share repurchases. We had no share repurchases during the first three months of 2017. We used cash for total share repurchases of $304 million during the first three months of 2016.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $128.0 million during the first three months of 2017, an increase of $5.6 million compared to $122.4 million in the same period of 2016.

•
Proceeds from the exercise of stock options. We received $17.8 million from employee exercises of stock options, net of payments of employee taxes withheld from share-based awards, during the first three months of 2017, a decrease of $6.8 million compared to $24.6 million in the same period of 2016.

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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•	We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies;

•
We may not fully realize the expected costs savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business; and

•	Such other matters as discussed in our 2016 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at April 2, 2017 and December 31, 2016. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at April 2, 2017 and December 31, 2016. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of April 2, 2017 would have increased interest expense by approximately $0.9 million for the first three months of 2017 and $3.6 million for the full year 2016.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at April 2, 2017 and December 31, 2016 by approximately $140 million and $142 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $14.8 million as of April 2, 2017 and $9.6 million as of December 31, 2016. Our open commodity contracts had a notional value of $609.2 million as of April 2, 2017 and $739.4 million as of December 31, 2016. At the end of the first quarter of 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $60.9 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2016 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 2, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2017.
There have been no changes in our internal control over financial reporting during the quarter ended April 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 14 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
Risk Factors as of April 2, 2017 have not changed materially from those described in Part 1, Item 1A, “Risk Factors,” of our 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended April 2, 2017.
In January 2016, our Board of Directors approved an additional $500 million share repurchase authorization.  As of April 2, 2017, approximately $100 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s By-Laws, as amended and restated as of February 21, 2017, are incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2017
10.1	Form of Notice of Award of Restricted Stock Units (effective February 22, 2017)*+
10.2(a)	Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 22, 2017)*+
10.2(b)	Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, effective February 22, 2017)*+
10.3	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 22, 2017)*+
10.4	Form of Notice of Award of Performance Stock Units (effective February 22, 2017)*+
10.5
Executive Employment Agreement, effective as of March 1, 2017, by and between The Hershey Company and Michele G. Buck, is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2017+

10.6
Retirement Agreement, dated as of February 22, 2017, by and between The Hershey Company and John P. Bilbrey, is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8‑K filed February 24, 2017+

12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 28, 2017	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2017	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)