Form 10-Q
period 2017-07-02
HERSHEY CO
filed 2017-07-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017
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
Common Stock, one dollar par value—151,827,032 shares, as of July 21, 2017.
Class B Common Stock, one dollar par value—60,619,777 shares, as of July 21, 2017.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended July 2, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales	$1,662,991	$1,637,671	$3,542,669	$3,466,483
Cost of sales	899,781	890,273	1,872,899	1,901,709
Gross profit	763,210	747,398	1,669,770	1,564,774
Selling, marketing and administrative expense	445,888	462,531	907,788	934,265
Long-lived asset impairment charges	—	—	208,712	—
Business realignment costs	1,981	22,105	45,998	28,238
Operating profit	315,341	262,762	507,272	602,271
Interest expense, net	24,126	21,338	47,867	42,343
Other (income) expense, net	10,098	8,128	9,927	(13,097)
Income before income taxes	281,117	233,296	449,478	573,025
Provision for income taxes	78,390	87,340	148,503	197,237
Net income including noncontrolling interest	202,727	145,956	300,975	375,788
Less: Net loss attributable to noncontrolling interest	(774)	—	(27,570)	—
Net income attributable to The Hershey Company	$203,501	$145,956	$328,545	$375,788

Net income per share—basic:
Common stock	$0.98	$0.70	$1.58	$1.79
Class B common stock	$0.89	$0.64	$1.44	$1.64

Net income per share—diluted:
Common stock	$0.95	$0.68	$1.53	$1.74
Class B common stock	$0.89	$0.64	$1.44	$1.63

Dividends paid per share:
Common stock	$0.618	$0.583	$1.236	$1.166
Class B common stock	$0.562	$0.530	$1.124	$1.060

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended						Six Months Ended
	July 2, 2017			July 3, 2016			July 2, 2017			July 3, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$202,727			$145,956			$300,975			$375,788
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$4,322	$—	4,322	$1,420	$—	1,420	$18,273	$—	18,273	$13,586	$—	13,586
Pension and post-retirement benefit plans:
Net actuarial loss and prior service cost	—	—	—	(29,806)	11,350	(18,456)	(196)	74	(122)	(29,806)	11,350	(18,456)
Reclassification to earnings	7,091	(10,984)	(3,893)	25,625	(9,781)	15,844	14,244	(13,695)	549	34,305	(13,360)	20,945
Cash flow hedges:
Losses on cash flow hedging derivatives	(707)	703	(4)	(21,072)	7,283	(13,789)	(2,206)	882	(1,324)	(54,981)	19,048	(35,933)
Reclassification to earnings	2,379	(1,282)	1,097	(3,867)	1,692	(2,175)	5,412	(2,448)	2,964	(11,776)	4,689	(7,087)
Total other comprehensive income (loss), net of tax	$13,085	$(11,563)	1,522	$(27,700)	$10,544	(17,156)	$35,527	$(15,187)	20,340	$(48,672)	$21,727	(26,945)
Total comprehensive income including noncontrolling interest			$204,249			$128,800			$321,315			$348,843
Comprehensive loss attributable to noncontrolling interest			(698)			(213)			(27,154)			(1,289)
Comprehensive income attributable to The Hershey Company			$204,947			$129,013			$348,469			$350,132

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 2, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$214,062	$296,967
Accounts receivable—trade, net	417,457	581,381
Inventories	936,437	745,678
Prepaid expenses and other	343,573	192,752
Total current assets	1,911,529	1,816,778
Property, plant and equipment, net	2,033,790	2,177,248
Goodwill	818,068	812,344
Other intangibles	378,271	492,737
Other assets	182,980	168,365
Deferred income taxes	55,590	56,861
Total assets	$5,380,228	$5,524,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471,545	$522,536
Accrued liabilities	641,743	750,986
Accrued income taxes	6,863	3,207
Short-term debt	621,965	632,471
Current portion of long-term debt	89	243
Total current liabilities	1,742,205	1,909,443
Long-term debt	2,349,756	2,347,455
Other long-term liabilities	397,204	400,161
Deferred income taxes	21,081	39,587
Total liabilities	4,510,246	4,696,646

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at July 2, 2017 and December 31, 2016	—	—
Common stock, shares issued: 299,281,967 at July 2, 2017 and December 31, 2016	299,281	299,281
Class B common stock, shares issued: 60,619,777 at July 2, 2017 and December 31, 2016	60,620	60,620
Additional paid-in capital	904,588	869,857
Retained earnings	6,187,409	6,115,961
Treasury—common stock shares, at cost: 147,487,088 at July 2, 2017 and 147,642,009 at December 31, 2016	(6,240,629)	(6,183,975)
Accumulated other comprehensive loss	(355,964)	(375,888)
Total—The Hershey Company stockholders’ equity	855,305	785,856
Noncontrolling interest in subsidiary	14,677	41,831
Total stockholders’ equity	869,982	827,687
Total liabilities and stockholders’ equity	$5,380,228	$5,524,333

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 2, 2017	July 3, 2016
Operating Activities
Net income including noncontrolling interests	$300,975	$375,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,079	156,779
Stock-based compensation expense	24,557	26,208
Deferred income taxes	(44,484)	(5,615)
Impairment of long-lived assets (see Note 7)	208,712	—
Write-down of equity investments	10,263	15,061
Gain on settlement of SGM liability (see Note 2)	—	(26,650)
Other	26,418	32,479
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable—trade, net	163,924	118,932
Inventories	(190,759)	(110,987)
Prepaid expenses and other current assets	(40,162)	(32,909)
Accounts payable and accrued liabilities	(174,004)	(140,937)
Accrued income taxes	(74,638)	(38,301)
Contributions to pension and other benefits plans	(19,449)	(16,544)
Other assets and liabilities	12,302	15,406
Net cash provided by operating activities	335,734	368,710
Investing Activities
Capital additions (including software)	(84,687)	(104,109)
Proceeds from sales of property, plant and equipment	865	1,657
Equity investments in tax credit qualifying partnerships	(22,415)	(16,763)
Business acquisitions, net of cash and cash equivalents acquired	—	(285,374)
Net cash used in investing activities	(106,237)	(404,589)
Financing Activities
Net (decrease) increase in short-term debt	(13,696)	630,121
Repayment of long-term debt	(150)	—
Payment of SGM liability (see Note 2)	—	(35,762)
Cash dividends paid	(256,128)	(243,139)
Repurchase of common stock	(99,992)	(452,580)
Exercise of stock options	54,826	39,147
Net cash used in financing activities	(315,140)	(62,213)
Effect of exchange rate changes on cash and cash equivalents	2,738	1,748
Decrease in cash and cash equivalents	(82,905)	(96,344)
Cash and cash equivalents, beginning of period	296,967	346,529
Cash and cash equivalents, end of period	$214,062	$250,185
Supplemental Disclosure
Interest paid	$49,565	$42,005
Income taxes paid	265,756	239,501

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2016	$—	$299,281	$60,620	$869,857	$6,115,961	$(6,183,975)	$(375,888)	$41,831	$827,687
Net income (loss)					328,545			(27,570)	300,975
Other comprehensive income							19,924	416	20,340
Dividends (including dividend equivalents):
Common Stock, $1.236 per share					(188,961)				(188,961)
Class B Common Stock, $1.124 per share					(68,136)				(68,136)
Stock-based compensation				23,243					23,243
Exercise of stock options and incentive-based transactions				11,488		43,338			54,826
Repurchase of common stock						(99,992)			(99,992)
Balance, July 2, 2017	$—	$299,281	$60,620	$904,588	$6,187,409	$(6,240,629)	$(355,964)	$14,677	$869,982

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
Operating results for the quarter ended July 2, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. Specifically, this includes amounts reclassified to conform to the current year presentation in the Consolidated Statements of Cash Flows.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The new standard was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the full retrospective or modified retrospective transition method.
In 2017, we have substantially completed our assessment of the new standard and we do not expect our adoption of the new standard to have a material impact on our consolidated financial statements. We currently plan to adopt the requirements of the new standard in the first quarter of 2018 utilizing the modified retrospective transition method.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted the provisions of this ASU in the first quarter of 2017. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with a benefit of $7,228 recognized during the six months ended July 2, 2017. Additionally, within the Consolidated Statement of Cash Flows, the impact of the adoption resulted in a $14,551 increase in net cash flow from operating activities and a corresponding decrease in net cash flow from financing activities for the six months ended July 2, 2017. These classification requirements were adopted retrospectively to the Consolidated Statement of Cash Flows for the six months ended July 3, 2016, resulting in a $21,612 increase in net cash flow from operating activities and a corresponding $21,612 decrease in net cash flow from financing activities.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This ASU will require an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if presented, or disclosed separately. In addition, only the service cost component may be eligible for capitalization where applicable. The amendments should be applied on a retrospective basis. ASU 2017-07 is effective for us beginning January 1, 2018, with early adoption permitted as of the beginning of a financial year. We currently plan to adopt the requirements of the new standard in the first quarter of 2018 and expect the adoption to impact only classification within our Consolidated Statement of Income.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 2, 2017 are as follows:

	North America	International and Other	Total
Balance at December 31, 2016	$792,190	$20,154	$812,344
Foreign currency translation	3,975	1,749	5,724
Balance at July 2, 2017	796,165	21,903	818,068
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	July 2, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$270,383	$(30,953)	$317,023	$(30,458)
Customer-related	127,414	(30,729)	200,409	(36,482)
Patents	16,725	(14,822)	16,426	(13,700)
Total	414,522	(76,504)	533,858	(80,640)

Intangible assets not subject to amortization:
Trademarks	40,253		39,519
Total other intangible assets	$378,271		$492,737

As discussed in Note 7, in February 2017, we commenced the Margin for Growth Program which includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded an impairment charge totaling $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Total amortization expense for the three months ended July 2, 2017 and July 3, 2016 was $5,407 and $5,964, respectively. Total amortization expense for the six months ended July 2, 2017 and July 3, 2016 was $12,558 and $11,144, respectively.
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 2, 2017, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $142,521 at July 2, 2017 and $158,805 at December 31, 2016. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At July 2, 2017, we had outstanding commercial paper totaling $479,444, at a weighted average interest rate of 1.1%. At December 31, 2016, we had outstanding commercial paper totaling $473,666, at a weighted average interest rate of 0.6%.
Long-term Debt
Long-term debt consisted of the following:

December 31,	July 2, 2017	December 31, 2016
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Lease obligations	84,890	83,619
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(13,399)	(14,275)
Total long-term debt	2,349,845	2,347,698
Less—current portion	89	243
Long-term portion	$2,349,756	$2,347,455

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Interest expense	$25,299	$22,997	$50,253	$46,522
Capitalized interest	(875)	(1,386)	(1,859)	(3,561)
Interest expense	24,424	21,611	48,394	42,961
Interest income	(298)	(273)	(527)	(618)
Interest expense, net	$24,126	$21,338	$47,867	$42,343
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $423,345 as of July 2, 2017 and $739,374 as of December 31, 2016.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts and options to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $114,870 at July 2, 2017 and $68,263 at December 31, 2016. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at July 2, 2017 and December 31, 2016. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. At July 2, 2017 and December 31, 2016, we had interest rate derivative instruments in fair value hedging relationships with a total notional amount of $350,000.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at July 2, 2017 and December 31, 2016 was $23,440 and $22,099, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of July 2, 2017 and December 31, 2016:

December 31,	July 2, 2017		December 31, 2016
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$398	$1,853	$2,229	$809

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	1,941	—	1,768	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	14,050	179	2,348	10,000
Deferred compensation derivatives	645	—	717	—
Foreign exchange contracts	3	—	—	16
	14,698	179	3,065	10,016
Total	$17,037	$2,032	$7,062	$10,825

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of July 2, 2017, assets and liabilities include the net of assets of $52,895 and liabilities of $41,337 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2016 were assets of $140,885 and liabilities of $150,872. At July 2, 2017 and December 31, 2016, the remaining amount reflected in assets and liabilities relates to the fair value of other non-exchange traded derivative instruments, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 2, 2017 and July 3, 2016 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Losses recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2017	2016	2017	2016	2017	2016
Commodities futures and options	$(32,519)	$39,011	$—	$—	$(399)	$6,139
Foreign exchange contracts	44	(253)	(707)	(3,916)	390	(761)
Interest rate swap agreements	—	—	—	(17,156)	(2,370)	(1,511)
Deferred compensation derivatives	(632)	418	—	—	—	—
Total	$(33,107)	$39,176	$(707)	$(21,072)	$(2,379)	$3,867

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

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 2, 2017 and July 3, 2016 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Losses recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2017	2016	2017	2016	2017	2016
Commodities futures and options	$(38,055)	$70	$—	$—	$(837)	$15,869
Foreign exchange contracts	(51)	(457)	(2,206)	(8,032)	218	(1,022)
Interest rate swap agreements	—	—	—	(46,949)	(4,793)	(3,071)
Deferred compensation derivatives	645	821	—	—	—	—
Total	$(37,461)	$434	$(2,206)	$(54,981)	$(5,412)	$11,776

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The amount of pretax net losses on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified from AOCI into earnings in the next 12 months was approximately $11,017 as of July 2, 2017. This amount is primarily associated with deferred losses relating to interest rate swap agreements.
Fair Value Hedges
For the three months ended July 2, 2017 and July 3, 2016, we recognized a net pretax benefit to interest expense of $732 and $1,137 relating to our fixed-to-floating interest swap arrangements. For the six months ended July 2, 2017 and July 3, 2016, we recognized a net pretax benefit to interest expense of $1,630 and $2,454 relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of July 2, 2017 and December 31, 2016:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
July 2, 2017:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$401	$—	$401
Interest rate swap agreements (2)	—	1,941	—	1,941
Deferred compensation derivatives (3)	—	645	—	645
Commodities futures and options (4)	14,050	—	—	14,050
Liabilities:
Foreign exchange contracts (1)	—	1,853	—	1,853
Commodities futures and options (4)	179	—	—	179
December 31, 2016:
Assets:
Foreign exchange contracts (1)	$—	$2,229	$—	$2,229
Interest rate swap agreements (2)	—	1,768	—	1,768
Deferred compensation derivatives (3)	—	717	—	717
Commodities futures and options (4)	2,348	—	—	2,348
Liabilities:
Foreign exchange contracts (1)	—	825	—	825
Commodities futures and options (4)	10,000	—	—	10,000

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of July 2, 2017 and July 3, 2016 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	July 2, 2017	December 31, 2016	July 2, 2017	December 31, 2016
Current portion of long-term debt	$89	$243	$89	$243
Long-term debt	2,410,521	2,379,054	2,349,756	2,347,455
Total	2,410,610	$2,379,297	2,349,845	$2,347,698
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the first quarter of 2017, as discussed in Note 7, we recorded impairment charges totaling $105,992 to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102,720. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets were derived using a combination of an estimated market liquidation approach and discounted cash flow analyses based on Level 3 inputs.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

7. BUSINESS REALIGNMENT ACTIVITIES
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind our key growth strategies. Costs recorded during the three and six months ended July 2, 2017 and July 3, 2016 related to these activities are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Margin for Growth Program:
Severance	$888	$—	$30,455	$—
Accelerated depreciation	6,873	—	6,873	—
Other program costs	6,381	—	11,203	—
Operational Optimization Program:
Accelerated depreciation and amortization	—	33,965	—	33,478
Severance	—	9,928	13,828	17,355
Other program costs	312	3,376	(917)	9,408
2015 Productivity Initiative:
Pension settlement charge	—	12,646	—	12,646
Severance	—	(469)	—	(1,763)
Other program costs	—	2,649	—	5,401
Total business realignment costs	$14,454	$62,095	$61,442	$76,525
The costs and related benefits to be derived from the Margin for Growth Program relate approximately 80% to the North America segment and 20% to the International and Other segment for the three months ended July 2, 2017. The costs and related benefits to be derived from the Margin for Growth Program relate approximately 40% to the North America segment and 60% to the International and Other segment for the six months ended July 2, 2017. The costs and related benefits to be derived from the Operational Optimization Program primarily relate to the North America segment in 2017 and to the International and Other segment in 2016. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
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
The program includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

first quarter of 2017, we recorded impairment charges totaling $208,712, with $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $102,720 representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded within the long-lived asset impairment charges caption within the Consolidated Statements of Operations.
During the three and six months ended July 2, 2017, we recognized estimated employee severance totaling $888 and $30,455, respectively. These charges relate largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model. We also recognized non-cash, asset-related incremental depreciation expense totaling $6,873 for the three and six months ended July 2, 2017 as part of optimizing the North America supply chain. During the three and six months ended July 2, 2017, we also recognized other program costs totaling $6,381 and $11,203, respectively. These charges relate primarily to third-party charges for our initiative of improving global efficiency and effectiveness.
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
During the three months ended July 2, 2017, we recognized costs of $312. During the six months ended July 2, 2017, we recognized costs of $12,911 primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $9,000 over the next two years to complete this program.
During the first quarter of 2017, we reclassified property, plant and equipment and land use rights with a total book value of $20,303 to prepaid and other current assets within the Consolidated Balance Sheets. These represent select China facilities that were taken out of operation in connection with this program and are currently being marketed for sale.
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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. The 2015 Productivity Initiative was completed during the third quarter 2016. We incurred total costs of $125,031 relating to this program, including pension settlement charges of $12,646 recorded through the six months ended July 3, 2016 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income for the three and six months ended July 2, 2017 and July 3, 2016 as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Cost of sales	$5,772	$33,965	$6,262	$33,478
Selling, marketing and administrative expense	6,701	6,025	9,182	14,809
Business realignment costs	1,981	22,105	45,998	28,238
Costs associated with business realignment activities	$14,454	$62,095	$61,442	$76,525

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the liability activity for employee-related costs qualifying as exit and disposal costs:

Total
Liability balance at December 31, 2016	$3,725
2017 business realignment charges (1)	53,591
Cash payments	(13,394)
Other, net	(171)
Liability balance at July 2, 2017 (reported within accrued and other long-term liabilities)	$43,751

(1)
The costs reflected in the liability roll-forward above do not include items charged directly to expense, such as accelerated depreciation and amortization and certain of the third-party charges associated with various programs, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

8. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the six months ended July 2, 2017 and July 3, 2016 were 33.0% and 34.4%, respectively. Relative to the statutory rate, the 2017 effective tax rate was impacted by favorable foreign rate differential relating to our cocoa procurement operations, investment tax credits and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program. The 2016 effective rate benefited from investment tax credits and from the impact of non-taxable income related to the settlement of the SGM liability.
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
9. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the second quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$5,051	$5,699	$66	$75
Interest cost	10,200	10,999	2,204	2,429
Expected return on plan assets	(14,344)	(14,832)	—	—
Amortization of prior service (credit) cost	(1,455)	(261)	186	144
Amortization of net loss	8,360	8,801	—	6
Settlement loss	—	16,938	—	—
Total net periodic benefit cost	$7,812	$27,344	$2,456	$2,654

We made contributions of $293 and $7,580 to the pension plans and other benefits plans, respectively, during the second quarter of 2017. In the second quarter of 2016, we made contributions of $661 and $7,044 to our pension plans and other benefits plans, respectively. The contributions in 2017 and 2016 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$10,225	$11,583	$131	$149
Interest cost	20,499	21,834	4,412	4,865
Expected return on plan assets	(28,698)	(29,373)	—	—
Amortization of prior service (credit) cost	(2,911)	(523)	373	288
Amortization of net loss (gain)	16,782	17,608	—	(6)
Settlement loss	—	16,938	—	—
Total net periodic benefit cost	$15,897	$38,067	$4,916	$5,296

We made contributions of $4,985 and $14,464 to the pension plans and other benefits plans, respectively, during the first six months of 2017. In the first six months of 2016, we made contributions of $1,836 and $14,708 to our pension plans and other benefits plans, respectively. The contributions in 2017 and 2016 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Pre-tax compensation expense	$12,435	$14,530	$24,557	$26,208
Related income tax benefit	3,230	4,693	7,048	8,780
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of July 2, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $84,616 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
A summary of activity relating to grants of stock options for the period ended July 2, 2017 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	6,192,008	$82.67	6.2 years
Granted	1,086,175	$108.05
Exercised	(908,712)	$70.13
Forfeited	(186,032)	$103.43
Outstanding as of July 2, 2017	6,183,439	$88.35	6.2 years	$150,493
Options exercisable as of July 2, 2017	3,870,198	$80.60	4.7 years	$124,202
The weighted-average fair value of options granted was $15.77 and $11.42 per share for the periods ended July 2, 2017 and July 3, 2016, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 2, 2017	July 3, 2016
Dividend yields	2.4%	2.4%
Expected volatility	17.2%	16.8%
Risk-free interest rates	2.2%	1.5%
Expected term in years	6.8	6.8
The total intrinsic value of options exercised was $36,507 and $49,091 for the periods ended July 2, 2017 and July 3, 2016, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended July 2, 2017 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding as of December 31, 2016	828,228	$102.66
Granted	418,369	$111.06
Performance assumption change	19,671	$99.42
Vested	(205,327)	$113.05
Forfeited	(109,328)	$108.44
Outstanding as of July 2, 2017	951,613	$102.89
The table above includes 6,410 units of PSUs awarded to participants in a prior period for which the measurement (grant) date occurred for accounting purposes in 2017.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 2, 2017	July 3, 2016
Units granted	418,369	514,089
Weighted-average fair value at date of grant	$111.06	$92.95
Monte Carlo simulation assumptions:
Estimated values	$46.85	$38.02
Dividend yields	2.3%	2.5%
Expected volatility	20.4%	17.0%
The fair value of shares vested totaled $22,206 and $18,079 for the periods ended July 2, 2017 and July 3, 2016, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 468,845 units as of July 2, 2017. Each unit is equivalent to one share of the Company’s Common Stock.
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
Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net sales:
North America	$1,477,014	$1,444,841	$3,154,160	$3,078,312
International and Other	185,977	192,830	388,509	388,171
Total	$1,662,991	$1,637,671	$3,542,669	$3,466,483

Segment income (loss):
North America	$460,382	$425,723	$1,013,520	$955,113
International and Other	8,368	(3,462)	10,091	(16,695)
Total segment income	468,750	422,261	1,023,611	938,418
Unallocated corporate expense (1)	123,173	126,623	242,823	248,794
Unallocated mark-to-market losses (gains) on commodity derivatives	11,556	(39,886)	(5,532)	(4,940)
Long-lived asset impairment charges	—	—	208,712	—
Costs associated with business realignment activities	14,454	62,095	61,442	76,525
Non-service related pension expense	4,215	9,205	8,583	14,306
Acquisition and integration costs	11	1,462	311	1,462
Operating profit	315,341	262,762	507,272	602,271
Interest expense, net	24,126	21,338	47,867	42,343
Other (income) expense, net	10,098	8,128	9,927	(13,097)
Income before income taxes	$281,117	$233,296	$449,478	$573,025

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net losses (gains) on mark-to-market valuation of commodity derivative positions	$32,519	$(39,011)	$38,055	$(70)
Net losses on commodity derivative positions allocated to segment income	20,963	875	43,587	4,870
Net losses (gains) on mark-to-market valuation of commodity derivative positions remaining in unallocated derivative losses (gains)	$11,556	$(39,886)	$(5,532)	$(4,940)
As of July 2, 2017, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $157,492. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax losses on commodity derivatives of $91,119 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
North America	$41,751	$39,844	$82,988	$78,786
International and Other	9,747	13,085	22,713	24,008
Corporate (1)	15,629	43,937	26,378	53,985
Total	$67,127	$96,866	$132,079	$156,779

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 7. Such amounts are not included within our measure of segment income.

12. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 2, 2017
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	886,675	99,992
Total share repurchases	886,675	99,992
Shares issued for stock options and incentive compensation	(1,041,596)	$(43,338)
Net change	(154,921)	$56,654
In January 2016, our Board of Directors approved a $500,000 authorization to repurchase shares of our Common Stock. As of July 2, 2017, $100,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

13. NONCONTROLLING INTEREST
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2017 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2016	$41,831
Net loss attributable to noncontrolling interest	(27,570)
Other comprehensive income - foreign currency translation adjustments	416
Balance, July 2, 2017	$14,677
The 2017 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 7). For the six months ended July 3, 2016, the net loss attributable to noncontrolling interests totaled $1,465, which was presented within selling, marketing and administrative expense in the Consolidated Statements of Income since the amount was not considered significant.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	July 2, 2017		July 3, 2016
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$94,043	$34,068	$88,615	$32,129
Allocation of undistributed earnings	55,370	20,020	18,528	6,684
Total earnings—basic	$149,413	$54,088	$107,143	$38,813

Denominator (shares in thousands):
Total weighted-average shares—basic	152,466	60,620	152,774	60,620

Earnings Per Share—basic	$0.98	$0.89	$0.70	$0.64

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$149,413	$54,088	$107,143	$38,813
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	54,088	—	38,813	—
Reallocation of undistributed earnings	—	(149)	—	(36)
Total earnings—diluted	$203,501	$53,939	$145,956	$38,777

Denominator (shares in thousands):
Number of shares used in basic computation	152,466	60,620	152,774	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,229	—	973	—
Performance and restricted stock options	325	—	137	—
Total weighted-average shares—diluted	214,640	60,620	214,504	60,620

Earnings Per Share—diluted	$0.95	$0.89	$0.68	$0.64
The earnings per share calculations for the three months ended July 2, 2017 and July 3, 2016 excluded 1,808 and 3,601, respectively, of stock options (in thousands) that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 2, 2017		July 3, 2016
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$187,992	$68,136	$178,882	$64,257
Allocation of undistributed earnings	53,180	19,237	97,737	34,912
Total earnings—basic	$241,172	$87,373	$276,619	$99,169

Denominator (shares in thousands):
Total weighted-average shares—basic	152,393	60,620	154,283	60,620

Earnings Per Share—basic	$1.58	$1.44	$1.79	$1.64

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$241,172	$87,373	$276,619	$99,169
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	87,373	—	99,169	—
Reallocation of undistributed earnings	—	(145)	—	(191)
Total earnings—diluted	$328,545	$87,228	$375,788	$98,978

Denominator (shares in thousands):
Number of shares used in basic computation	152,393	60,620	154,283	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,248	—	989	—
Performance and restricted stock options	324	—	162	—
Total weighted-average shares—diluted	214,585	60,620	216,054	60,620

Earnings Per Share—diluted	$1.53	$1.44	$1.74	$1.63
The earnings per share calculations for the six months ended July 2, 2017 and July 3, 2016 excluded 2,067 and 3,680, respectively, of stock options (in thousands) that would have been antidilutive.
16. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Write-down of equity investments in partnerships qualifying for tax credits	$10,263	$9,468	$10,263	$15,061
Settlement of SGM liability (see Note 2)	—	—	—	(26,650)
Other (income) expense, net	(165)	(1,340)	(336)	(1,508)
Total	$10,098	$8,128	$9,927	$(13,097)

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	July 2, 2017	December 31, 2016
Inventories:
Raw materials	$303,553	$315,239
Goods in process	123,386	88,490
Finished goods	691,334	528,587
Inventories at FIFO	1,118,273	932,316
Adjustment to LIFO	(181,836)	(186,638)
Total inventories	$936,437	$745,678

Property, plant and equipment:
Land	$106,662	$103,865
Buildings	1,191,483	1,238,634
Machinery and equipment	2,871,889	3,001,552
Construction in progress	200,411	230,987
Property, plant and equipment, gross	4,370,445	4,575,038
Accumulated depreciation	(2,336,655)	(2,397,790)
Property, plant and equipment, net	$2,033,790	$2,177,248

Other assets:
Capitalized software, net	$100,867	$95,301
Income tax receivable	—	1,449
Other non-current assets	82,113	71,615
Total other assets	$182,980	$168,365

Accrued liabilities:
Payroll, compensation and benefits	$194,368	$240,080
Advertising and promotion	280,645	358,573
Other	166,730	152,333
Total accrued liabilities	$641,743	$750,986

Other long-term liabilities:
Post-retirement benefits liabilities	$215,802	$220,270
Pension benefits liabilities	61,748	65,687
Other	119,654	114,204
Total other long-term liabilities	$397,204	$400,161

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(92,756)	$(110,613)
Pension and post-retirement benefit plans, net of tax	(206,742)	(207,169)
Cash flow hedges, net of tax	(56,466)	(58,106)
Total accumulated other comprehensive loss	$(355,964)	$(375,888)

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
OVERVIEW AND OUTLOOK
Our second quarter 2017 net sales totaled $1,663.0 million, an increase of 1.5%, versus $1,637.7 million for the comparable period of 2016. Excluding a 0.3% impact from unfavorable foreign exchange rates, our net sales increased 1.8%. Net sales growth was driven by the North America segment, which benefited from innovation and the barkTHINS brand acquisition. Additionally, net sales growth benefited from the timing of new stand-up packaging as well as distributor changes by several retailers resulting in increased retail inventory.
Our reported gross margin was 45.9% in the second quarter of 2017, an increase of 30 basis points compared to the second quarter of 2016. Our non-GAAP gross margin increased 160 basis points in the second quarter of 2017, primarily due to lower commodity input costs, supply chain productivity and cost savings initiatives.
Our second quarter 2017 reported net income and earnings per share-diluted (EPS) totaled $203.5 million and $0.95, respectively, compared to the second quarter 2016 reported net income and EPS-diluted of $146.0 million and $0.68, respectively. From a non-GAAP perspective, second quarter 2017 adjusted net income was $233.1 million, an increase of 27.7% versus $182.6 million in 2016, primarily driven by the improvement in our non-GAAP gross margin, as well as a lower non-GAAP effective tax rate, due mainly to a favorable foreign tax rate differential, discrete items and the benefit from the adoption of Accounting Standards Update ("ASU") 2016-09 for the accounting of employee share-based payments. Our adjusted EPS-diluted for the second quarter of 2017 was $1.09 compared to $0.85 for the same period of 2016, with this 28.2% increase attributable to the same factors driving the increase in non-GAAP net income.
Over the remainder of the year, we expect to continue the rollout of Hershey’s Cookie Layer Crunch bars, Reese’s and Hershey’s Crunchers candies and Reese’s Crunchy Cookie Cups. Additionally, we have solid Halloween and Holiday plans, and advertising and related consumer marketing expense is expected to be meaningfully higher over the remainder of the year. Despite the inconsistent shopping patterns and behavior that have resulted in a recent slowdown in retail trips, we believe CMG and snacks have inherent advantages such as impulsivity, seasons, and multiple pack types, or usage occasions.  This facilitates merchandising and display within different parts of the box where there is foot traffic, like the perimeter and at checkout.
However, we expect that the broader industry challenges at the retail level will persist over the remainder of the year. Therefore, we currently estimate that full-year 2017 net sales growth will be approximately 1%. The impact of foreign currency exchange rates is expected to be minimal. We currently expect full-year 2017 reported EPS-diluted to be in the $3.41 to $3.60 range. From a non-GAAP perspective, we expect 2017 adjusted EPS-diluted to be towards the high end of our outlook of $4.72 to $4.81, an increase of 7% to 9%, primarily due to gross margin expansion from lower input costs, and strong productivity and cost savings initiatives, as well as a lower effective tax rate driven by a favorable foreign rate differential and benefit from tax credits. A reconciliation of reported to adjusted projections for 2017 are reflected in the non-GAAP reconciliations that follow.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Six Months Ended
In thousands except per share data	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Reported gross profit	$763,210	$747,398	$1,669,770	$1,564,774
Derivative mark-to-market losses (gains)	11,556	(39,886)	(5,532)	(4,940)
Business realignment activities	5,772	33,965	6,262	33,478
NSRPE	2,705	3,271	5,565	6,512
Non-GAAP gross profit	$783,243	$744,748	$1,676,065	$1,599,824

Reported operating profit	$315,341	$262,762	$507,272	$602,271
Derivative mark-to-market losses (gains)	11,556	(39,886)	(5,532)	(4,940)
Business realignment activities	14,454	62,095	61,442	76,525
Acquisition integration costs	11	1,462	311	1,462
NSRPE	4,215	9,205	8,583	14,306
Long-lived asset impairment charges	—	—	208,712	—
Non-GAAP operating profit	$345,577	$295,638	$780,788	$689,624

Reported provision for income taxes	$78,390	$87,340	$148,503	$197,237
Derivative mark-to-market losses (gains)*	(847)	(15,117)	352	(1,872)
Business realignment activities*	5,783	7,295	17,200	10,833
Acquisition integration costs*	4	554	118	554
NSRPE*	1,605	3,515	3,269	5,468
Long-lived asset impairment charges**	(7,227)	—	37,974	—
Non-GAAP provision for income taxes	$77,708	$83,587	$207,416	$212,220

Reported net income	$203,501	$145,956	$328,545	$375,788
Derivative mark-to-market losses (gains)	12,403	(24,769)	(5,884)	(3,068)
Business realignment activities	8,671	54,827	44,242	65,687
Acquisition integration costs	7	908	193	908
NSRPE	2,610	5,690	5,314	8,838
Long-lived asset impairment charges	7,227	—	170,738	—
Noncontrolling interest share of business realignment and impairment charges	(1,296)	—	(27,962)	—
Settlement of SGM liability	—	—	—	(26,650)
Non-GAAP net income	$233,123	$182,612	$515,186	$421,503

Reported EPS - Diluted	$0.95	$0.68	$1.53	$1.74
Derivative mark-to-market losses (gains)	0.06	(0.11)	(0.03)	(0.01)
Business realignment activities	0.04	0.25	0.21	0.30
NSRPE	0.01	0.03	0.02	0.04
Long-lived asset impairment charges	0.04	—	0.80	—
Noncontrolling interest share of business realignment and impairment charges	(0.01)	—	(0.13)	—
Settlement of SGM liability	—	—	—	(0.12)
Non-GAAP EPS - Diluted	$1.09	$0.85	$2.40	$1.95

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.
** There were no pre-tax impairment charges associated with long-lived assets during the three months ended July 2, 2017. However, the long-lived asset impairment charge in the first quarter of 2017 was not treated as a discrete tax item. Therefore, the tax impact was included in the estimated annual effective tax rate resulting in an EPS-diluted impact for each of the quarters throughout 2017.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
As reported gross margin	45.9%	45.6%	47.1%	45.1%
Non-GAAP gross margin (1)	47.1%	45.5%	47.3%	46.2%

As reported operating profit margin	19.0%	16.0%	14.3%	17.4%
Non-GAAP operating profit margin (2)	20.8%	18.1%	22.0%	19.9%

As reported effective tax rate	27.9%	37.4%	33.0%	34.4%
Non-GAAP effective tax rate (3)	25.0%	31.4%	28.7%	33.5%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market losses (gains) on commodity derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market losses (gains) on such commodity derivatives, until such time as the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended July 2, 2017 and July 3, 2016, unallocated mark-to-market adjustment on commodity derivatives totaled pre-tax losses of $11.6 million and gains of $39.9 million, respectively. For the six months ended July 2, 2017 and July 3, 2016, unallocated mark-to-market adjustment on commodity derivatives totaled pre-tax gains of $5.5 million and $4.9 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended July 2, 2017 and July 3, 2016, we incurred $14.5 million and $62.1 million, respectively, of pre-tax costs related to business realignment activities. For the six months ended July 2, 2017 and July 3, 2016, we incurred $61.4 million and $76.5 million, respectively, of pre-tax costs related to business realignment activities. See Note 7 to the Consolidated Financial Statements for more information.

Acquisition integration costs
Costs incurred during the three and six months ended July 2, 2017 and 2016 relate to the integration of the 2016 acquisition of Ripple Brand Collective, LLC as we incorporate this business into our operating practices and information systems.

Non-service related pension expense
NSRPE includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. NSRPE can fluctuate from year to year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year to year. Therefore, we exclude NSRPE from our internal performance measures. Our most significant defined benefit pension plans have been closed to new participants for a number of years, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax NSRPE of $4.2 million and $9.2 million, respectively, for the three months ended July 2, 2017 and July 3, 2016, respectively. We recorded pre-tax NSRPE of $8.6 million and $14.3 million, respectively, for the six months ended July 2, 2017 and July 3, 2016, respectively.

Long-lived asset impairment charges
For the six months ended July 2, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This includes a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 7 to the Consolidated Financial Statements for more information.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended July 2, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	6.8%	(5.6)%	12.4%
Total North America segment	2.2%	(0.3)%	2.5%

International and Other segment
Mexico	13.9%	(3.0)%	16.9%
Brazil	12.4%	9.6%	2.8%
India	5.4%	3.7%	1.7%
Greater China	(31.2)%	(2.4)%	(28.8)%
Total International and Other segment	(3.6)%	(0.1)%	(3.5)%

Total Company	1.5%	(0.3)%	1.8%

	Six Months Ended July 2, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	6.1%	(1.0)%	7.1%
Total North America segment	2.5%	—%	2.5%

International and Other segment
Mexico	6.3%	(8.5)%	14.8%
Brazil	31.3%	20.4%	10.9%
India	11.0%	2.3%	8.7%
Greater China	(14.4)%	(2.8)%	(11.6)%
Total International and Other segment	0.1%	(0.3)%	0.4%

Total Company	2.2%	(0.1)%	2.3%

2017 Outlook
The following table provides a reconciliation of projected 2017 EPS-diluted, prepared in accordance with GAAP, to projected non-GAAP EPS-diluted for 2017, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2016 EPS-diluted, prepared in accordance with GAAP, to 2016 non-GAAP EPS-diluted is provided below for comparison.

	2017 (Projected)	2016
Reported EPS – Diluted	$3.41 - $3.60	$3.34
Derivative mark-to-market losses	—	0.66
Business realignment costs (including Margin for Growth Program costs)	0.30 - 0.40	0.42
Acquisition and integration costs	—	0.02
Non-service related pension expense	0.06	0.08
Settlement of SGM liability	—	(0.12)
Long-lived asset impairment charges	0.85	0.01
Adjusted EPS – Diluted	$4.72 - $4.81	$4.41

Our 2017 projected EPS-diluted, as presented above, does not include the impact of mark-to-market gains and losses on our commodity derivative contracts that will be reflected within corporate unallocated expenses in our segment results until the related inventory is sold, since we are not able to forecast the impact of the market changes.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent	Six Months Ended		Percent
	July 2, 2017	July 3, 2016	Change	July 2, 2017	July 3, 2016	Change
In millions of dollars except per share amounts
Net Sales	$1,663.0	$1,637.7	1.5%	$3,542.7	$3,466.5	2.2%
Cost of Sales	899.8	890.3	1.1%	1,872.9	1,901.7	(1.5)%
Gross Profit	763.2	747.4	2.1%	1,669.8	1,564.8	6.7%
Gross Margin	45.9%	45.6%		47.1%	45.1%
SM&A Expense	445.9	462.5	(3.6)%	907.8	934.3	(2.8)%
SM&A Expense as a percent of net sales	26.8%	28.2%		25.6%	27.0%
Long-lived Asset Impairment Charges	—	—	NM	208.7	—	NM
Business Realignment Costs	2.0	22.1	(91.0)%	46.0	28.2	62.9%
Operating Profit	315.3	262.8	20.0%	507.3	602.3	(15.8)%
Operating Profit Margin	19.0%	16.0%		14.3%	17.4%
Interest Expense, Net	24.1	21.3	13.1%	47.9	42.3	13.0%
Other (Income) Expense, Net	10.1	8.2	24.2%	9.9	(13.0)	NM
Provision for Income Taxes	78.4	87.3	(10.2)%	148.5	197.2	(24.7)%
Effective Income Tax Rate	27.9%	37.4%		33.0%	34.4%
Net Income Including Noncontrolling Interest	202.7	146.0	38.9%	301.0	375.8	(19.9)%
Less: Net Loss Attributable to Noncontrolling Interest	(0.8)	—	NM	(27.5)	—	NM
Net Income Attributable to The Hershey Company	$203.5	$146.0	39.4%	$328.5	$375.8	(12.6)%
Net Income Per Share—Diluted	$0.95	$0.68	39.7%	$1.53	$1.74	(12.1)%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Results of Operations - Second Quarter 2017 vs. Second Quarter 2016
Net Sales
Net sales increased 1.5% in the second quarter of 2017 compared to the same period of 2016, reflecting volume increases of 1.2%, favorable price realization of 0.1% and a 0.5% benefit from acquisitions, partially offset by an unfavorable impact from foreign currency exchange rates of 0.3%. Excluding foreign currency, our net sales increased 1.8% in the second quarter of 2017. Consolidated volumes increased as a result of higher sales volume in the United States, which benefited from innovation and the barkTHINS brand acquisition. Additionally, net sales growth benefited from the timing of new stand-up packaging as well as distributor changes by several retailers resulting in increased retail inventory. These volume increases were partially offset by volume declines in our International and Other segment primarily due to macroeconomic challenges in China. Favorable net price realization was attributed to lower levels of trade promotional spending in the North America segment versus the prior year.
Key U.S. CMG Marketplace Metrics

For the 12 week period ended	July 8, 2017	July 9, 2016
Hershey's Consumer Takeaway Increase (Decrease)	5.2%	(1.1)%
Hershey's Market Share Increase (Decrease)	0.2	(0.7)

The consumer takeaway and market share information provided for the twelve week period above are for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category. In 2017, takeaway improved relative to the prior year mainly driven by our core brands at Easter. The amounts presented above are solely for the U.S. CMG category which does not include revenue from our snack mixes and grocery items.
Cost of Sales and Gross Margin
Cost of sales increased 1.1% in the second quarter of 2017 compared to the same period of 2016. The increase was driven by higher sales volume and an incremental $51 million unfavorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases, offset in part by supply chain productivity and costs savings initiatives as well as a $28.2 million decrease in business realignment costs.
Gross margin increased by 30 basis points in the second quarter of 2017 compared to the same period of 2016. Lower business realignment costs and supply chain productivity contributed to the improvement in gross margin. However, higher commodity costs, driven by the unfavorable mark-to-market impact from commodity derivative instruments, and higher supply chain costs partially offset the increase in gross margin.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $16.6 million or 3.6% in the second quarter of 2017. Advertising and related consumer marketing expense decreased 0.2% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2017 decreased by 5.2% as compared to 2016. SM&A benefited from lower business realignment costs as well as costs savings and efficiency initiatives, partially offset by higher investments in go-to-market capabilities.
Business Realignment Activities
In the second quarter of 2017 and 2016, we recorded business realignment costs of $2.0 million and $22.1 million, respectively. The 2017 costs related primarily to severance and other program costs associated with the Margin for Growth Program that commenced in the first quarter of 2017. The 2016 costs related primarily to the Operational Optimization Program, as described in Note 7 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 20.0% in the second quarter of 2017 compared to the same period of 2016 due primarily to the higher gross margin, lower business realignment costs and lower SM&A expenses, as discussed above. Operating profit margin increased to 19.0% in 2017 from 16.0% in 2016 driven by these same factors.
Interest Expense, Net
Net interest expense was $2.8 million higher in the second quarter of 2017 compared to the same period of 2016. The increase was due to higher levels of long-term debt as well as higher interest rates on commercial paper during the second quarter of 2017 as compared to the 2016 quarter.
Other (Income) Expense, Net
Other (income) expense, net totaled $10.1 million in the second quarter of 2017 compared to $8.2 million for the same period of 2016, driven in both periods by the write-down on equity investments qualifying for federal historic and energy tax credits.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 27.9% for the second quarter of 2017 compared to 37.4% for the same period of 2016. Relative to the statutory rate, the 2017 effective tax rate was impacted by a favorable foreign rate differential relating to our cocoa procurement operations, investment tax credits, and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program. The higher 2016 effective rate reflected the SGM valuation allowance impact.
Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $57.5 million, or 39.4%, while EPS-diluted increased $0.27, or 39.7%, in the second quarter of 2017 compared to the same period of 2016. The increases in both net income and EPS-diluted were driven by the higher gross margin, lower business realignment costs and lower SM&A expenses, as discussed above.
Results of Operations - First Six Months 2017 vs. First Six Months 2016
Net Sales
Net sales increased 2.2% in the first six months of 2017 compared to the same period of 2016, reflecting favorable price realization of 1.1%, volume increases of 0.5% and a 0.7% benefit from acquisitions, partially offset by an unfavorable impact from foreign currency exchange rates of 0.1%. Excluding foreign currency, our net sales increased 2.3% in first six months of 2017. The favorable net price realization was attributed to lower levels of trade promotional spending in both the North America and International and Other segments versus the prior year. Consolidated volumes increased as a result of higher sales volume in North America, driven by a stronger Easter season, as well as benefits from innovation and the barkTHINS brand acquisition. Additionally, net sales growth benefited from the timing of new stand-up packaging as well as distributor changes by several retailers resulting in increased retail inventory. These volume increases were partially offset by volume declines in our International and Other segment primarily due to macroeconomic challenges in China.
Cost of Sales and Gross Margin
Cost of sales decreased 1.5% in the first six months of 2017 compared to the same period of 2016. The improvement was driven by favorable commodity costs, a $27.2 million year-over-year decrease in business realignment costs, and supply chain productivity. These benefits were offset in part by unfavorable manufacturing variances and higher freight and warehousing costs.
Gross margin increased by 200 basis points in the first six months of 2017 compared to the same period of 2016, driven by lower trade promotional spending, lower commodity and business realignment costs and supply chain productivity, partially offset by higher supply chain costs.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $26.5 million or 2.8% in the first six months of 2017. Advertising and related consumer marketing expense decreased 0.3% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2017 decreased by 4.1% as compared to 2016. SM&A benefited from lower business realignment costs as well as costs savings and efficiency initiatives, partially offset by higher investments in go-to-market capabilities.
Long-lived Asset Impairment Charges
In the first six months of 2017, we recorded long-lived asset impairment charges of $208.7 million. This relates to a first quarter write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 7 to the Unaudited Consolidated Financial Statements.

Business Realignment Activities
In the first six months of 2017 and 2016, we recorded business realignment costs of $46.0 million and $28.2 million, respectively. The 2017 costs related primarily to severance and other program costs associated with the Margin for Growth Program that commenced in the first quarter of 2017. The 2016 costs related primarily to the Operational Optimization Program, as described in Note 7 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 15.8% in the first six months of 2017 compared to the same period of 2016 due primarily to the long-lived asset impairment charges and higher business realignment costs, partially offset by higher gross margin and lower SM&A expenses, as discussed above. Operating profit margin decreased to 14.3% in 2017 from 17.4% in 2016 driven by these same factors.
Interest Expense, Net
Net interest expense was $5.5 million higher in the first six months of 2017 compared to the same period of 2016. The increase was due to higher levels of long-term debt as well as higher interest rates on commercial paper during the second six months of 2017 as compared to the 2016 period.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $9.9 million during the first six months of 2017 versus income of $13.1 million for the same period of 2016. The 2016 income included an extinguishment gain of $26.7 million related to the settlement of the SGM liability. Additionally, in 2016, we recognized a $15.1 million write-down on equity investments qualifying for federal historic and energy tax credits, compared to a $10.3 million write-down in the first six months of 2017.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 33.0% for the first six months of 2017 compared with 34.4% for the same period of 2016. Relative to the statutory rate, the 2017 effective tax rate was impacted by a favorable foreign rate differential relating to our cocoa procurement operations, investment tax credits and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program. The 2016 effective rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and investment tax credits.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $47.2 million, or 12.6%, while EPS-diluted decreased $0.21, or 12.1%, in the first six months of 2017 compared to the same period of 2016. The decreases in both net income and EPS-diluted were driven by the long-lived asset impairment charges and higher business realignment costs, as noted above.

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net Sales:
North America	$1,477,014	$1,444,841	$3,154,160	$3,078,312
International and Other	185,977	192,830	388,509	388,171
Total	$1,662,991	$1,637,671	$3,542,669	$3,466,483

Segment Income (Loss):
North America	$460,382	$425,723	$1,013,520	$955,113
International and Other	8,368	(3,462)	10,091	(16,695)
Total segment income	468,750	422,261	1,023,611	938,418
Unallocated corporate expense (1)	123,173	126,623	242,823	248,794
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	11,556	(39,886)	(5,532)	(4,940)
Long-lived asset impairment charges	—	—	208,712	—
Costs associated with business realignment activities	14,454	62,095	61,442	76,525
Non-service related pension expense	4,215	9,205	8,583	14,306
Acquisition and integration costs	11	1,462	311	1,462
Operating profit	315,341	262,762	507,272	602,271
Interest expense, net	24,126	21,338	47,867	42,343
Other (income) expense, net	10,098	8,128	9,927	(13,097)
Income before income taxes	$281,117	$233,296	$449,478	$573,025

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.8% and 88.2% of our net sales for the three months ended July 2, 2017 and July 3, 2016, respectively. North America results for the three and six months ended July 2, 2017 and July 3, 2016 were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 2, 2017	July 3, 2016	Change	July 2, 2017	July 3, 2016	Change
In millions of dollars
Net sales	$1,477.0	$1,444.8	2.2%	$3,154.2	$3,078.3	2.5%
Segment income	460.4	425.7	8.1%	1,013.5	955.1	6.1%
Segment margin	31.2%	29.5%		32.1%	31.0%
Results of Operations - Second Quarter 2017 vs. Second Quarter 2016
Net sales of our North America segment increased $32.2 million or 2.2% in 2017 compared to 2016, driven by increased volume of 1.7% due to benefits from innovation and 0.6% from the barkTHINS brand acquisition. Additionally, net sales growth benefited from the timing of new stand-up packaging as well as distributor changes by several retailers resulting in increased retail inventory. Net price realization increased by 0.2% due to decreased levels of trade promotional spending. Excluding a 0.3% unfavorable impact of foreign currency exchange rates, the net sales of our North America segment increased by approximately 2.5%.
Our North America segment income increased $34.7 million or 8.1% in 2017 compared to 2016, driven by higher gross profit, partially offset by investments in greater levels of selling expense and go-to-market capabilities and increased depreciation and amortization resulting from the recent barkTHINS brand acquisition.
Results of Operations - First Six Months 2017 vs. First Six Months 2016
Net sales of our North America segment increased $75.9 million or 2.5% in 2017 compared to 2016, driven by increased volume of 0.9% due to a strong Easter season, as well as benefits from innovation and the barkTHINS brand acquisition. Additionally, net sales growth benefited from the timing of new stand-up packaging as well as distributor changes by several retailers resulting in increased retail inventory. Net price realization increased by 0.8% due to decreased levels of trade promotional spending.
Our North America segment income increased $58.4 million or 6.1% in 2017 compared to 2016, driven by higher gross profit, partially offset by investments in greater levels of selling expense and go-to-market capabilities and increased depreciation and amortization resulting from the recent barkTHINS brand acquisition.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.2% and 11.8% of our net sales for the three months ended July 2, 2017 and July 3, 2016, respectively. International and Other results for the three and six months ended July 2, 2017 and July 3, 2016 were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 2, 2017	July 3, 2016	Change	July 2, 2017	July 3, 2016	Change
In millions of dollars
Net sales	$186.0	$192.8	(3.6)%	$388.5	$388.2	0.1%
Segment income (loss)	8.4	(3.5)	NM	10.1	(16.7)	NM
Segment margin	4.5%	(1.8)%		2.6%	(4.3)%
Results of Operations - Second Quarter 2017 vs. Second Quarter 2016
Net sales of our International and Other segment decreased $6.8 million or 3.6% in 2017 compared to 2016, reflecting volume declines of 2.1%, unfavorable price realization of 1.4% and an unfavorable impact from foreign currency exchange rates of 0.1%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment decreased by approximately 3.5%.
The volume decrease primarily related to continued softness in the China chocolate category due to macroeconomic challenges, partially offset by net sales increases in Latin America and select export markets. Constant currency net sales in Mexico and Brazil increased by 16.9% and 2.8%, respectively, driven by solid chocolate marketplace performance. India also experienced constant currency net sales growth of 1.7%. The unfavorable net price realization was mainly driven by increased levels of returns, discounts and allowances in China compared to the prior year.
Our International and Other segment generated income of $8.4 million in 2017 compared to a loss of $3.5 million in 2016. Combined income in Latin America and export markets improved versus the prior year and lower operating expenses in China as a result of our Margin for Growth Program contributed to the positive segment income.
Results of Operations - First Six Months 2017 vs. First Six Months 2016
Net sales of our International and Other segment increased $0.3 million or 0.1% in 2017 compared to 2016, reflecting favorable price realization of 3.6%, partially offset by volume declines of 3.2% and an unfavorable impact from foreign currency exchange rates of 0.3%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 0.4%.
The favorable net price realization was driven by decreased levels of trade promotional spending, which declined significantly compared to the prior year. The volume decrease primarily related to continued softness in the China chocolate category due to macroeconomic challenges, partially offset by net sales increases in Latin America and select export markets. Constant currency net sales in Mexico and Brazil increased by 14.8% and 10.9%, respectively, driven by solid chocolate marketplace performance. India also experienced constant currency net sales growth of 8.7%.
Our International and Other segment generated income of $10.1 million in 2017 compared to a loss of $16.7 million in 2016. Combined income in Latin America and export markets improved versus the prior year and lower operating expenses in China as a result of our Margin for Growth Program contributed to the positive segment income.

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
In the second quarter of 2017, unallocated corporate expense totaled $123.2 million, as compared to $126.6 million in the same period of 2016, primarily due to savings realized in 2017 from our productivity and cost savings initiatives. In the first six months of 2017, unallocated corporate expense totaled $242.8 million, as compared to $248.8 million in the same period of 2016, primarily due to savings realized in 2017 from our productivity and cost savings initiatives.

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
At July 2, 2017, our cash and cash equivalents totaled $214.1 million. At December 31, 2016, our cash and cash equivalents totaled $297.0 million. Our cash and cash equivalents during the first six months of 2017 declined $82.9 million compared to the 2016 year-end balance as a result of the net uses of cash outlined in the following discussion.
Approximately two-thirds of the balance of our cash and cash equivalents at July 2, 2017 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Six Months Ended
In millions of dollars	July 2, 2017	July 3, 2016
Net cash provided by (used in):
Operating activities	$335.7	$368.7
Investing activities	(106.2)	(404.5)
Financing activities	(315.1)	(62.2)
Effect of exchange rate changes on cash and cash equivalents	2.7	1.7
Decrease in cash and cash equivalents	$(82.9)	$(96.3)
Operating activities
We generated net cash from operating activities of $335.7 million in the first six months of 2017, a decrease of $33.0 million compared to $368.7 million in the same period of 2016. This decrease in net cash from operating activities was mainly driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) used cash of $200.8 million in the 2017 period compared to $133.0 million during the same period of 2016. This $67.8 million fluctuation was mainly driven by:

◦	$45.0 million increase in cash generated by accounts receivable, primarily attributed to higher net sales during the first six months of 2017 versus 2016.

◦
$79.8 million increase in cash used by inventories, due to a higher year-over-year build up of U.S. inventories to satisfy seasonal core and variety product requirements, coupled with a higher investment in inventory in Brazil, driven by volume and pricing growth in that market.

◦	$33.1 million increase in cash used by accounts payable and accrued liabilities, mainly due to the timing of payments for trade-related and other accounts payables.

•	Cash used by accrued income taxes increased $36.3 million, mainly due to the timing of estimated tax payments in the 2017 period compared to the same period of 2016.

•
The net uses of cash noted above were offset in part by higher net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset impairment charges, write-down of equity investments, the gain on settlement of the SGM liability and other charges). Our incremental net income adjusted for non-cash charges increased by $84.5 million in the 2017 period relative to the same period of 2016.

Investing activities
We used net cash for investing activities of $106.2 million in the first six months of 2017, a decrease of $298.3 million compared to $404.5 million in the same period of 2016. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. We spent $19.4 million less for property, plant and equipment, including capitalized software, during the first six months of 2017 compared to the same period of 2016. For the full year 2017, we expect capital expenditures, including capitalized software, to approximate $270 million to $290 million.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $5.7 million more in projects qualifying for tax credits during the first six months of 2017 compared to the same period of 2016.

•
Business acquisitions. In April 2016, we acquired Ripple Brand Collective, LLC for $285 million. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

Financing activities
We used net cash for financing activities of $315.1 million in the first six months of 2017, an increase of $252.9 million compared to $62.2 million in the same period of 2016. This increase in net cash used in financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2017, we had a net reduction in short-term borrowings of $14 million primarily due to repayments on short-term foreign bank borrowings. During the first six months of 2016, we generated cash flow of $742 million from proceeds on short-term commercial paper issuances, partially offset by a $112 million reduction in short-term foreign bank borrowings.

•
Share repurchases. We used cash for total share repurchases of $100 million during the first six months of 2017 pursuant to our practice of replenishing shares issued for stock options and incentive compensation. We used cash for total share repurchases of $453 million during the first six months of 2016, which also included shares repurchased in the open market under pre-approved share repurchase programs.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $256.1 million during the first six months of 2017, an increase of $13.0 million compared to $243.1 million in the same period of 2016.

•
Proceeds from the exercise of stock options. We received $54.8 million from employee exercises of stock options, net of payments of employee taxes withheld from share-based awards, during the first six months of 2017, an increase of $15.7 million compared to $39.1 million in the same period of 2016.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at July 2, 2017 and December 31, 2016. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at July 2, 2017 and December 31, 2016. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of July 2, 2017 would have increased interest expense by approximately $1.8 million for the first six months of 2017 and $3.6 million for the full year 2016.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at July 2, 2017 and December 31, 2016 by approximately $140 million and $142 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $14.7 million as of July 2, 2017 and $9.6 million as of December 31, 2016. Our open commodity contracts had a notional value of $423.3 million as of July 2, 2017 and $739.4 million as of December 31, 2016. At the end of the second quarter of 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $42.3 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2016 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 2, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2017.
There have been no changes in our internal control over financial reporting during the quarter ended July 2, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 14 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2016 Annual Report on Form 10-K, as well as the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.  There have been no material changes in our risk factors since the filing of our 2016 Annual Report on Form 10-K, other than to include the following risk factor related to our implementation of a new enterprise resource planning system.

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
he following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended July 2, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 3 through April 30	—	$—	—	$100,000
May 1 through May 28	600,000	$111.99	—	$100,000
May 29 through July 2	286,675	$114.42	—	$100,000
Total	886,675	$112.77	—
(1) During the three months ended July 2, 2017, 886,675 shares of Common Stock were purchased in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans. All of the shares of Common Stock purchased during the period were purchased in open market transactions.
(2) In January 2016, our Board of Directors approved an additional $500 million share repurchase authorization.  As of July 2, 2017, approximately $100 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Form of Notice of Special Award of Performance Stock Units is incorporate by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2017+
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 28, 2017	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2017	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)