Form 10-Q
period 2017-10-01
HERSHEY CO
filed 2017-10-27
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Common Stock, one dollar par value—150,075,619 shares, as of October 20, 2017.
Class B Common Stock, one dollar par value—60,619,777 shares, as of October 20, 2017.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended October 1, 2017

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales	$2,033,121	$2,003,454	$5,575,790	$5,469,937
Cost of sales	1,092,899	1,152,606	2,965,798	3,054,315
Gross profit	940,222	850,848	2,609,992	2,415,622
Selling, marketing and administrative expense	497,182	474,494	1,404,970	1,408,759
Long-lived asset impairment charges	—	—	208,712	—
Business realignment costs	4,020	2,330	50,018	30,568
Operating profit	439,020	374,024	946,292	976,295
Interest expense, net	24,589	24,387	72,456	66,730
Other (income) expense, net	13,630	21,800	23,557	8,703
Income before income taxes	400,801	327,837	850,279	900,862
Provision for income taxes	126,788	100,434	275,291	297,671
Net income including noncontrolling interest	274,013	227,403	574,988	603,191
Less: Net income (loss) attributable to noncontrolling interest	710	—	(26,860)	—
Net income attributable to The Hershey Company	$273,303	$227,403	$601,848	$603,191

Net income per share—basic:
Common stock	$1.32	$1.09	$2.91	$2.88
Class B common stock	$1.20	$0.99	$2.64	$2.63

Net income per share—diluted:
Common stock	$1.28	$1.06	$2.81	$2.80
Class B common stock	$1.20	$0.99	$2.64	$2.62

Dividends paid per share:
Common stock	$0.656	$0.618	$1.892	$1.784
Class B common stock	$0.596	$0.562	$1.720	$1.622

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended						Nine Months Ended
	October 1, 2017			October 2, 2016			October 1, 2017			October 2, 2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$274,013			$227,403			$574,988			$603,191
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$9,605	$—	9,605	$(8,533)	$—	(8,533)	$27,878	$—	27,878	$5,053	$—	5,053
Pension and post-retirement benefit plans:
Net actuarial loss and prior service cost	(9,200)	3,487	(5,713)	68	(54)	14	(9,396)	3,561	(5,835)	(29,738)	11,296	(18,442)
Reclassification to earnings	24,300	(8,941)	15,359	11,828	(4,447)	7,381	38,544	(22,636)	15,908	46,133	(17,807)	28,326
Cash flow hedges:
Losses on cash flow hedging derivatives	(1,339)	761	(578)	1,354	(210)	1,144	(3,545)	1,643	(1,902)	(53,627)	18,838	(34,789)
Reclassification to earnings	1,962	(1,380)	582	(2,288)	1,390	(898)	7,374	(3,827)	3,547	(14,064)	6,079	(7,985)
Total other comprehensive income (loss), net of tax	$25,328	$(6,073)	19,255	$2,429	$(3,321)	(892)	$60,855	$(21,259)	39,596	$(46,243)	$18,406	(27,837)
Total comprehensive income including noncontrolling interest			$293,268			$226,511			$614,584			$575,354
Comprehensive income (loss) attributable to noncontrolling interest			1,029			(751)			(26,125)			(2,040)
Comprehensive income attributable to The Hershey Company			$292,239			$227,262			$640,709			$577,394

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 1, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$275,056	$296,967
Accounts receivable—trade, net	742,832	581,381
Inventories	938,187	745,678
Prepaid expenses and other	258,379	192,752
Total current assets	2,214,454	1,816,778
Property, plant and equipment, net	2,050,124	2,177,248
Goodwill	822,348	812,344
Other intangibles	375,455	492,737
Other assets	174,611	168,365
Deferred income taxes	18,485	56,861
Total assets	$5,655,477	$5,524,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$529,442	$522,536
Accrued liabilities	673,435	750,986
Accrued income taxes	19,109	3,207
Short-term debt	815,588	632,471
Current portion of long-term debt	300,096	243
Total current liabilities	2,337,670	1,909,443
Long-term debt	2,054,132	2,347,455
Other long-term liabilities	402,396	400,161
Deferred income taxes	22,303	39,587
Total liabilities	4,816,501	4,696,646

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at October 1, 2017 and December 31, 2016	—	—
Common stock, shares issued: 299,281,967 at October 1, 2017 and December 31, 2016	299,281	299,281
Class B common stock, shares issued: 60,619,777 at October 1, 2017 and December 31, 2016	60,620	60,620
Additional paid-in capital	910,246	869,857
Retained earnings	6,325,011	6,115,961
Treasury—common stock shares, at cost: 149,232,801 at October 1, 2017 and 147,642,009 at December 31, 2016	(6,434,861)	(6,183,975)
Accumulated other comprehensive loss	(337,027)	(375,888)
Total—The Hershey Company stockholders’ equity	823,270	785,856
Noncontrolling interest in subsidiary	15,706	41,831
Total stockholders’ equity	838,976	827,687
Total liabilities and stockholders’ equity	$5,655,477	$5,524,333

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 1, 2017	October 2, 2016
Operating Activities
Net income including noncontrolling interests	$574,988	$603,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194,313	241,901
Stock-based compensation expense	37,966	40,699
Deferred income taxes	(14,859)	(12,703)
Impairment of long-lived assets (see Note 7)	208,712	—
Write-down of equity investments	23,999	35,862
Gain on settlement of SGM liability (see Note 2)	—	(26,650)
Other	60,129	42,499
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable—trade, net	(161,451)	(157,142)
Inventories	(192,509)	(83,221)
Prepaid expenses and other current assets	(33,581)	(44,254)
Accounts payable and accrued liabilities	(15,380)	(126,966)
Accrued income taxes	18,849	1,128
Contributions to pension and other benefits plans	(57,883)	(42,566)
Other assets and liabilities	(17,394)	(21,018)
Net cash provided by operating activities	625,899	450,760
Investing Activities
Capital additions (including software)	(148,923)	(168,225)
Proceeds from sales of property, plant and equipment	1,758	3,032
Equity investments in tax credit qualifying partnerships	(39,977)	(35,395)
Business acquisitions, net of cash and cash equivalents acquired	—	(285,374)
Net cash used in investing activities	(187,142)	(485,962)
Financing Activities
Net increase in short-term debt	173,110	250,573
Long-term borrowings	—	792,923
Repayment of long-term debt	(204)	(250,000)
Payment of SGM liability (see Note 2)	—	(35,762)
Cash dividends paid	(391,845)	(371,706)
Repurchase of common stock	(300,312)	(452,580)
Exercise of stock options	53,532	88,093
Net cash (used in) provided by financing activities	(465,719)	21,541
Effect of exchange rate changes on cash and cash equivalents	5,051	465
Decrease in cash and cash equivalents	(21,911)	(13,196)
Cash and cash equivalents, beginning of period	296,967	346,529
Cash and cash equivalents, end of period	$275,056	$333,333
Supplemental Disclosure
Interest paid	$81,497	$72,925
Income taxes paid	271,412	306,580

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest in Subsidiary	Total Stockholders’ Equity
Balance, December 31, 2016	$—	$299,281	$60,620	$869,857	$6,115,961	$(6,183,975)	$(375,888)	$41,831	$827,687
Net income (loss)					601,848			(26,860)	574,988
Other comprehensive income							38,861	735	39,596
Dividends (including dividend equivalents):
Common Stock, $1.892 per share					(288,533)				(288,533)
Class B Common Stock, $1.720 per share					(104,265)				(104,265)
Stock-based compensation				36,283					36,283
Exercise of stock options and incentive-based transactions				4,106		49,426			53,532
Repurchase of common stock						(300,312)			(300,312)
Balance, October 1, 2017	$—	$299,281	$60,620	$910,246	$6,325,011	$(6,434,861)	$(337,027)	$15,706	$838,976

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
Operating results for the quarter ended October 1, 2017 may not be indicative of the results that may be expected for the year ending December 31, 2017 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 (our “2016 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
We have substantially completed our assessment of the new standard and we do not expect our adoption of the new standard to have a material impact on our consolidated financial statements. We intend to adopt the requirements of the new standard in the first quarter of 2018 utilizing the modified retrospective transition method.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted the provisions of this ASU in the first quarter of 2017. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with a benefit of $7,927 recognized during the nine months ended October 1, 2017. Additionally, within the Consolidated Statement of Cash Flows, the impact of the adoption resulted in a $19,916 increase in net cash flow from operating activities and a corresponding decrease in net cash flow from financing activities for the nine months ended October 1, 2017. These classification requirements were adopted retrospectively to the Consolidated Statement of Cash Flows for the nine months ended October 2, 2016, resulting in a $28,221 increase in net cash flow from operating activities and a corresponding $28,221 decrease in net cash flow from financing activities.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. The amendment should be applied using the modified retrospective transition method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We currently plan to adopt the requirements of the new standard in the first quarter of 2018. We do not expect it to have a significant impact on our Consolidated Financial Statements.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended October 1, 2017 are as follows:

	North America	International and Other	Total
Balance at December 31, 2016	$792,190	$20,154	$812,344
Foreign currency translation	8,401	1,603	10,004
Balance at October 1, 2017	800,591	21,757	822,348

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	October 1, 2017		December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$272,599	$(34,516)	$317,023	$(30,458)
Customer-related	128,722	(33,069)	200,409	(36,482)
Patents	17,059	(15,562)	16,426	(13,700)
Total	418,380	(83,147)	533,858	(80,640)

Intangible assets not subject to amortization:
Trademarks	40,222		39,519
Total other intangible assets	$375,455		$492,737

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
Total amortization expense for the three months ended October 1, 2017 and October 2, 2016 was $5,410 and $7,666, respectively. Total amortization expense for the nine months ended October 1, 2017 and October 2, 2016 was $17,968 and $18,811, respectively.
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of October 1, 2017, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $175,279 at October 1, 2017 and $158,805 at December 31, 2016. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At October 1, 2017, we had outstanding commercial paper totaling $640,309, at a weighted average interest rate of 1.2%. At December 31, 2016, we had outstanding commercial paper totaling $473,666, at a weighted average interest rate of 0.6%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

December 31,	October 1, 2017	December 31, 2016
1.60% Notes due 2018	300,000	300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Lease obligations	86,201	83,619
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(10,327)	(14,275)
Total long-term debt	2,354,228	2,347,698
Less—current portion	300,096	243
Long-term portion	$2,054,132	$2,347,455
Interest Expense
Net interest expense consisted of the following:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Interest expense	$25,955	$25,882	$76,208	$72,404
Capitalized interest	(1,033)	(1,141)	(2,892)	(4,702)
Interest expense	24,922	24,741	73,316	67,702
Interest income	(333)	(354)	(860)	(972)
Interest expense, net	$24,589	$24,387	$72,456	$66,730
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value, assuming period-end market prices, of $408,983 as of October 1, 2017 and $739,374 as of December 31, 2016.

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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $107,507 at October 1, 2017 and $68,263 at December 31, 2016. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at October 1, 2017 and December 31, 2016. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. At October 1, 2017 and December 31, 2016, we had interest rate derivative instruments in fair value hedging relationships with a total notional amount of $350,000.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at October 1, 2017 and December 31, 2016 was $24,164 and $22,099, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of October 1, 2017 and December 31, 2016:

December 31,	October 1, 2017		December 31, 2016
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$421	$4,216	$2,229	$809

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	4,571	—	1,768	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	6,222	295	2,348	10,000
Deferred compensation derivatives	994	—	717	—
Foreign exchange contracts	14	—	—	16
	7,230	295	3,065	10,016
Total	$12,222	$4,511	$7,062	$10,825

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of October 1, 2017, assets and liabilities include the net of assets of $38,963 and liabilities of $33,780 associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2016 were assets of $140,885 and liabilities of $150,872. At October 1, 2017 and December 31, 2016, the remaining amount reflected in assets and liabilities relates to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended October 1, 2017 and October 2, 2016 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Losses recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2017	2016	2017	2016	2017	2016
Commodities futures and options	$(2,445)	$(37,246)	$—	$—	$(488)	$7,780
Foreign exchange contracts	11	(27)	(1,339)	1,628	869	(2,659)
Interest rate swap agreements	—	—	—	(274)	(2,343)	(2,833)
Deferred compensation derivatives	349	665	—	—	—	—
Total	$(2,085)	$(36,608)	$(1,339)	$1,354	$(1,962)	$2,288

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

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 1, 2017 and October 2, 2016 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Losses recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2017	2016	2017	2016	2017	2016
Commodities futures and options	$(40,500)	$(37,176)	$—	$—	$(1,325)	$23,648
Foreign exchange contracts	(40)	(484)	(3,545)	(6,404)	1,087	(3,681)
Interest rate swap agreements	—	—	—	(47,223)	(7,136)	(5,903)
Deferred compensation derivatives	994	1,486	—	—	—	—
Total	$(39,546)	$(36,174)	$(3,545)	$(53,627)	$(7,374)	$14,064

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements, foreign currency forward exchange contracts and options, commodities futures and options contracts, and other commodity derivative instruments expected to be reclassified from AOCI into earnings in the next 12 months was approximately $13,299 as of October 1, 2017. This amount is primarily associated with deferred losses relating to interest rate swap agreements.
Fair Value Hedges
For the three months ended October 1, 2017 and October 2, 2016, we recognized a net pretax benefit to interest expense of $573 and $1,022 relating to our fixed-to-floating interest swap arrangements. For the nine months ended October 1, 2017 and October 2, 2016, we recognized a net pretax benefit to interest expense of $2,203 and $3,477 relating to our fixed-to-floating interest swap arrangements.

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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of October 1, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
October 1, 2017:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$435	$—	$435
Interest rate swap agreements (2)	—	4,571	—	4,571
Deferred compensation derivatives (3)	—	994	—	994
Commodities futures and options (4)	6,222	—	—	6,222
Liabilities:
Foreign exchange contracts (1)	—	4,216	—	4,216
Commodities futures and options (4)	295	—	—	295
December 31, 2016:
Assets:
Foreign exchange contracts (1)	$—	$2,229	$—	$2,229
Interest rate swap agreements (2)	—	1,768	—	1,768
Deferred compensation derivatives (3)	—	717	—	717
Commodities futures and options (4)	2,348	—	—	2,348
Liabilities:
Foreign exchange contracts (1)	—	825	—	825
Commodities futures and options (4)	10,000	—	—	10,000

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of October 1, 2017 and October 2, 2016 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	October 1, 2017	December 31, 2016	October 1, 2017	December 31, 2016
Current portion of long-term debt	$300,348	$243	$300,096	$243
Long-term debt	2,114,276	2,379,054	2,054,132	2,347,455
Total	$2,414,624	$2,379,297	$2,354,228	$2,347,698
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
7. BUSINESS REALIGNMENT ACTIVITIES
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind our key growth strategies. Costs recorded during the three and nine months ended October 1, 2017 and October 2, 2016 related to these activities are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Margin for Growth Program:
Severance	$2,876	$—	$33,331	$—
Accelerated depreciation	—	—	6,873	—
Other program costs	5,013	—	16,216	—
Operational Optimization Program:
Accelerated depreciation and amortization	—	24,470	—	57,948
Severance	—	87	13,828	17,442
Other program costs	368	414	(549)	9,822
2015 Productivity Initiative:
Pension settlement charge	—	—	—	13,669
Severance	—	2,243	—	(543)
Other program costs	—	748	—	6,149
Total business realignment costs	$8,257	$27,962	$69,699	$104,487
The costs and related benefits to be derived from the Margin for Growth Program relate approximately 85% to the North America segment and 15% to the International and Other segment for the three months ended October 1, 2017.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The costs and related benefits to be derived from the Margin for Growth Program relate approximately 45% to the North America segment and 55% to the International and Other segment for the nine months ended October 1, 2017. The costs and related benefits to be derived from the Operational Optimization Program primarily relate to the North America segment in 2017 and to the International and Other segment in 2016. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
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
The program includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded impairment charges totaling $208,712, with $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $102,720 representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded in the long-lived asset impairment charges caption within the Consolidated Statements of Operations.
During the three and nine months ended October 1, 2017, we recognized estimated employee severance totaling $2,876 and $33,331, respectively. These charges relate largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model. We also recognized non-cash, asset-related incremental depreciation expense totaling $6,873 for the nine months ended October 1, 2017 as part of optimizing the North America supply chain. During the three and nine months ended October 1, 2017, we also recognized other program costs totaling $5,013 and $16,216, respectively. These charges relate primarily to third-party charges for our initiative of improving global efficiency and effectiveness.
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
During the three months ended October 1, 2017, we recognized costs of $368. During the nine months ended October 1, 2017, we recognized costs of $13,279 primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $9,000 over the next 18 months to complete this program.

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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. The 2015 Productivity Initiative was completed during the third quarter 2016. We incurred total costs of $125,031 relating to this program, including pension settlement charges of $13,669 recorded through the nine months ended October 2, 2016 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income for the three and nine months ended October 1, 2017 and October 2, 2016 as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of sales	$213	$24,470	$6,475	$57,948
Selling, marketing and administrative expense	4,024	1,162	13,206	15,971
Business realignment costs	4,020	2,330	50,018	30,568
Costs associated with business realignment activities	$8,257	$27,962	$69,699	$104,487
The following table presents the liability activity for costs qualifying as exit and disposal costs:

Total
Liability balance at December 31, 2016	$3,725
2017 business realignment charges (1)	61,253
Cash payments	(23,742)
Other, net	(69)
Liability balance at October 1, 2017 (reported within accrued and other long-term liabilities)	$41,167

(1)
The costs reflected in the liability roll-forward represents employee-related and third-party service provider charges. These costs do not include items charged directly to expense, such as accelerated depreciation and amortization and certain of the third-party charges associated with various programs, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

8. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 35%. The effective tax rates for the nine months ended October 1, 2017 and October 2, 2016 were 32.4% and 33.0%, respectively. Relative to the statutory rate, the 2017 effective tax rate was impacted by a favorable foreign rate differential relating to foreign operations and cocoa procurement, investment tax credits and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.  The 2016 effective rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and investment tax credits.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $7,191 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
9. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the third quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$5,262	$5,794	$66	$75
Interest cost	10,320	10,130	2,214	2,435
Expected return on plan assets	(14,390)	(14,700)	—	—
Amortization of prior service (credit) cost	(1,455)	(262)	187	144
Amortization of net loss	8,526	8,803	(1)	(4)
Settlement loss	17,043	3,147	—	—
Total net periodic benefit cost	$25,306	$12,912	$2,466	$2,650

We made contributions of $31,512 and $6,922 to the pension plans and other benefits plans, respectively, during the third quarter of 2017. In the third quarter of 2016, we made contributions of $18,549 and $7,473 to our pension plans and other benefits plans, respectively. The contributions in 2017 and 2016 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$15,487	$17,377	$197	$224
Interest cost	30,819	31,914	6,626	7,300
Expected return on plan assets	(43,088)	(44,073)	—	—
Amortization of prior service (credit) cost	(4,366)	(785)	560	432
Amortization of net loss (gain)	25,308	26,411	(1)	(10)
Settlement loss	17,043	20,085	—	—
Total net periodic benefit cost	$41,203	$50,929	$7,382	$7,946

We made contributions of $36,497 and $21,386 to the pension plans and other benefits plans, respectively, during the first nine months of 2017. In the first nine months of 2016, we made contributions of $20,385 and $22,181 to our pension plans and other benefits plans, respectively. The contributions in 2017 and 2016 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

For 2017, there are no significant minimum funding requirements for our domestic pension plans and planned voluntary funding of our non-domestic pension plans in 2017 is not material.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

During the third quarter of 2017, cumulative lump sum distributions from our supplemental executive retirement plan exceeded the plan’s anticipated annual service and interest costs, triggering the recognition of non-cash pension settlement charges due to the acceleration of a portion of the accumulated unrecognized actuarial loss. In addition, settlement charges were also triggered in the pension plan benefiting our employees in Puerto Rico as a result of lump sum distributions and the purchase of annuity contracts relating to the termination of this plan. In connection with these settlements, the related plan assets and liabilities were remeasured at September 1, 2017 using a discount rate of 3.44%, compared to 3.81% as of December 31, 2016 and an expected rate of return on plan assets of 5.8%.

During the three and nine months ended October 2, 2016, settlement charges in our salaried defined benefit pension plan were triggered by lump sum withdrawals by employees retiring or leaving the Company as a result of the 2015 Productivity Initiative.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Pre-tax compensation expense	$13,409	$14,491	$37,966	$40,699
Related income tax benefit	4,076	4,406	11,124	13,186
Compensation costs for stock-based compensation plans are primarily included in selling, marketing and administrative expense. As of October 1, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $71,908 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended October 1, 2017 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2016	6,192,008	$82.67	6.2 years
Granted	1,086,175	$108.05
Exercised	(966,532)	$69.95
Forfeited	(219,456)	$103.08
Outstanding as of October 1, 2017	6,092,195	$88.47	6.0 years	$115,872
Options exercisable as of October 1, 2017	3,848,894	$80.96	4.5 years	$101,692

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The weighted-average fair value of options granted was $15.77 and $11.46 per share for the periods ended October 1, 2017 and October 2, 2016, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	October 1, 2017	October 2, 2016
Dividend yields	2.4%	2.4%
Expected volatility	17.2%	16.8%
Risk-free interest rates	2.2%	1.5%
Expected term in years	6.8	6.8
The total intrinsic value of options exercised was $38,845 and $70,009 for the periods ended October 1, 2017 and October 2, 2016, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended October 1, 2017 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding as of December 31, 2016	828,228	$102.66
Granted	441,634	$111.00
Performance assumption change	23,780	$101.40
Vested	(242,011)	$111.19
Forfeited	(125,782)	$107.73
Outstanding as of October 1, 2017	925,849	$102.36
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

	Nine Months Ended
	October 1, 2017	October 2, 2016
Units granted	441,634	531,019
Weighted-average fair value at date of grant	$111.00	$93.47
Monte Carlo simulation assumptions:
Estimated values	$46.85	$38.02
Dividend yields	2.3%	2.5%
Expected volatility	20.4%	17.0%
The fair value of shares vested totaled $26,097 and $19,673 for the periods ended October 1, 2017 and October 2, 2016, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 369,037 units as of October 1, 2017. Each unit is equivalent to one share of the Company’s Common Stock.

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
As discussed in Note 5, derivatives used to manage commodity price risk are not designated for hedge accounting treatment. These derivatives are recognized at fair market value with the resulting realized and unrealized losses recognized in unallocated derivative (gains) losses outside of the reporting segment results until the related inventory is sold, at which time the related gains and losses are reallocated to segment income. This enables us to align the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net sales:
North America	$1,792,377	$1,764,528	$4,946,537	$4,842,840
International and Other	240,744	238,926	629,253	627,097
Total	$2,033,121	$2,003,454	$5,575,790	$5,469,937

Segment income (loss):
North America	$554,578	$563,946	$1,568,098	$1,519,059
International and Other	16,400	4,284	26,491	(12,411)
Total segment income	570,978	568,230	1,594,589	1,506,648
Unallocated corporate expense (1)	124,115	121,828	366,938	370,622
Unallocated mark-to-market (gains) losses on commodity derivatives	(21,954)	35,791	(27,486)	30,851
Long-lived asset impairment charges	—	—	208,712	—
Costs associated with business realignment activities	8,257	27,962	69,699	104,487
Non-service related pension expense	21,540	6,360	30,123	20,666
Acquisition and integration costs	—	2,265	311	3,727
Operating profit	439,020	374,024	946,292	976,295
Interest expense, net	24,589	24,387	72,456	66,730
Other (income) expense, net	13,630	21,800	23,557	8,703
Income before income taxes	$400,801	$327,837	$850,279	$900,862

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

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net losses on mark-to-market valuation of commodity derivative positions recognized in income	$2,445	$37,246	$40,500	$37,176
Net losses on commodity derivative positions reclassified from unallocated to segment income	(24,399)	(1,455)	(67,986)	(6,325)
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(21,954)	$35,791	$(27,486)	$30,851
As of October 1, 2017, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $135,538. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax losses on commodity derivatives of $93,814 to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
North America	$42,544	$41,592	$125,532	$120,378
International and Other	9,397	13,515	32,110	37,523
Corporate (1)	10,293	30,015	36,671	84,000
Total	$62,234	$85,122	$194,313	$241,901

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 7. Such amounts are not included within our measure of segment income.

12. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended October 1, 2017
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	—	$—
Milton Hershey School Trust repurchase	1,500,000	159,015
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,278,675	141,297
Total share repurchases	2,778,675	300,312
Shares issued for stock options and incentive compensation	(1,187,883)	$(49,426)
Net change	1,590,792	$250,886

In August 2017, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “Trust”), pursuant to which the Company agreed to purchase 1,500,000 shares of the Company’s common stock from the Trust at a price equal to $106.01 per share, for a total purchase price of $159,015.
In January 2016, our Board of Directors approved a $500,000 authorization to repurchase shares of our Common Stock. As of October 1, 2017, $100,000 remained available for repurchases of our Common Stock under this program. In October 2017, our Board of Directors approved an additional $100,000 share repurchase authorization, to commence after the existing 2016 authorization is completed. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The programs have no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

13. NONCONTROLLING INTEREST
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2017 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2016	$41,831
Net loss attributable to noncontrolling interest	(26,860)
Other comprehensive income - foreign currency translation adjustments	735
Balance, October 1, 2017	$15,706
The 2017 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 7). For the nine months ended October 2, 2016, the net loss attributable to noncontrolling interests totaled $798, which was presented within selling, marketing and administrative expense in the Consolidated Statements of Income since the amount was not considered significant.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	October 1, 2017		October 2, 2016
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$99,588	$36,129	$94,498	$34,068
Allocation of undistributed earnings	100,892	36,694	72,691	26,146
Total earnings—basic	$200,480	$72,823	$167,189	$60,214

Denominator (shares in thousands):
Total weighted-average shares—basic	151,418	60,620	153,259	60,620

Earnings Per Share—basic	$1.32	$1.20	$1.09	$0.99

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$200,480	$72,823	$167,189	$60,214
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	72,823	—	60,214	—
Reallocation of undistributed earnings	—	(239)	—	(160)
Total earnings—diluted	$273,303	$72,584	$227,403	$60,054

Denominator (shares in thousands):
Number of shares used in basic computation	151,418	60,620	153,259	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,002	—	1,062	—
Performance and restricted stock units	352	—	220	—
Total weighted-average shares—diluted	213,392	60,620	215,161	60,620

Earnings Per Share—diluted	$1.28	$1.20	$1.06	$0.99
The earnings per share calculations for the three months ended October 1, 2017 and October 2, 2016 excluded 2,374 and 2,921, respectively, of stock options (in thousands) that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	October 1, 2017		October 2, 2016
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$287,580	$104,265	$273,380	$98,326
Allocation of undistributed earnings	154,128	55,875	170,458	61,027
Total earnings—basic	$441,708	$160,140	$443,838	$159,353

Denominator (shares in thousands):
Total weighted-average shares—basic	152,004	60,620	153,943	60,620

Earnings Per Share—basic	$2.91	$2.64	$2.88	$2.63

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$441,708	$160,140	$443,838	$159,353
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	160,140	—	159,353	—
Reallocation of undistributed earnings	—	(401)	—	(347)
Total earnings—diluted	$601,848	$159,739	$603,191	$159,006

Denominator (shares in thousands):
Number of shares used in basic computation	152,004	60,620	153,943	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	1,165	—	1,013	—
Performance and restricted stock units	334	—	182	—
Total weighted-average shares—diluted	214,123	60,620	215,758	60,620

Earnings Per Share—diluted	$2.81	$2.64	$2.80	$2.62
The earnings per share calculations for the nine months ended October 1, 2017 and October 2, 2016 excluded 2,374 and 3,680, respectively, of stock options (in thousands) that would have been antidilutive.
16. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Write-down of equity investments in partnerships qualifying for tax credits	$13,736	$20,801	$23,999	$35,862
Settlement of SGM liability (see Note 2)	—	—	—	(26,650)
Other (income) expense, net	(106)	999	(442)	(509)
Total	$13,630	$21,800	$23,557	$8,703

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	October 1, 2017	December 31, 2016
Inventories:
Raw materials	$292,976	$315,239
Goods in process	102,292	88,490
Finished goods	724,754	528,587
Inventories at FIFO	1,120,022	932,316
Adjustment to LIFO	(181,835)	(186,638)
Total inventories	$938,187	$745,678

Property, plant and equipment:
Land	$108,173	$103,865
Buildings	1,200,194	1,238,634
Machinery and equipment	2,910,916	3,001,552
Construction in progress	191,805	230,987
Property, plant and equipment, gross	4,411,088	4,575,038
Accumulated depreciation	(2,360,964)	(2,397,790)
Property, plant and equipment, net	$2,050,124	$2,177,248

Other assets:
Capitalized software, net	$99,329	$95,301
Income tax receivable	—	1,449
Other non-current assets	75,282	71,615
Total other assets	$174,611	$168,365

Accrued liabilities:
Payroll, compensation and benefits	$181,167	$240,080
Advertising and promotion	320,788	358,573
Other	171,480	152,333
Total accrued liabilities	$673,435	$750,986

Other long-term liabilities:
Post-retirement benefits liabilities	$213,986	$220,270
Pension benefits liabilities	67,681	65,687
Other	120,729	114,204
Total other long-term liabilities	$402,396	$400,161

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(83,470)	$(110,613)
Pension and post-retirement benefit plans, net of tax	(197,095)	(207,169)
Cash flow hedges, net of tax	(56,462)	(58,106)
Total accumulated other comprehensive loss	$(337,027)	$(375,888)

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
OVERVIEW AND OUTLOOK
Our third quarter 2017 net sales totaled $2,033.1 million, an increase of 1.5%, versus $2,003.5 million for the comparable period of 2016. Excluding a 0.4% impact from favorable foreign exchange rates, our net sales increased 1.1%. Net sales growth was driven by the North America segment, which benefited from core brand growth and innovation, including Hershey's Cookie Layer Crunch, and the launch of Hershey's and Reese's Popped Snack Mix and Chocolate Dipped Pretzels.
Our reported gross margin was 46.2% in the third quarter of 2017, an increase of 370 basis points compared to the third quarter of 2016. Our non-GAAP gross margin decreased 30 basis points in the third quarter of 2017, with the benefits from supply chain productivity and cost savings initiatives, as well as lower input costs, being more than offset by higher freight rates and increased levels of manufacturing and distribution costs associated with an effort to maintain customer service targets at fast growing retail customers.
Our third quarter 2017 reported net income and earnings per share-diluted (EPS) totaled $273.3 million and $1.28, respectively, compared to the third quarter 2016 reported net income and EPS-diluted of $227.4 million and $1.06, respectively. From a non-GAAP perspective, third quarter 2017 adjusted net income was $283.6 million, an increase of 2.3% versus $277.3 million in 2016. Our adjusted EPS-diluted for the third quarter of 2017 was $1.33 compared to $1.29 for the same period of 2016, with this 3.1% increase attributable to the same factors driving the increase in non-GAAP net income.
Over the remainder of the year, our outlook remains unchanged and we are focused on executing the priorities we outlined earlier this year. Our seasonal business and programs are on track and the upcoming launch of Hershey's Gold, a caramelized creme with peanuts and pretzels, should enable us to deliver on our objectives.
We currently estimate that full-year 2017 net sales growth will be approximately 1.25%. The impact of foreign currency exchange rates is expected to be minimal versus a prior estimate of 0.25% unfavorable impact. We currently expect full-year 2017 reported EPS-diluted to be in the $3.54 to $3.68 range. From a non-GAAP perspective, we expect 2017 adjusted EPS-diluted to be towards the high end of our outlook of $4.72 to $4.81, an increase of 7% to 9%, primarily due to strong productivity and cost savings initiatives, as well as a lower effective tax rate. The reduction in our full-year 2017 effective tax rate is primarily driven by a favorable foreign rate differential and benefit from tax credits, as well as the adoption of ASU 2016-09 for the accounting of employee share-based payments. A reconciliation of reported to adjusted projections for 2017 are reflected in the non-GAAP reconciliations that follow.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Nine Months Ended
In thousands except per share data	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Reported gross profit	$940,222	$850,848	$2,609,992	$2,415,622
Derivative mark-to-market (gains) losses	(21,954)	35,791	(27,486)	30,851
Business realignment activities	213	24,470	6,475	57,948
NSRPE	2,779	2,620	8,344	9,132
Non-GAAP gross profit	$921,260	$913,729	$2,597,325	$2,513,553

Reported operating profit	$439,020	$374,024	$946,292	$976,295
Derivative mark-to-market (gains) losses	(21,954)	35,791	(27,486)	30,851
Business realignment activities	8,257	27,962	69,699	104,487
Acquisition integration costs	—	2,265	311	3,727
NSRPE	21,540	6,360	30,123	20,666
Long-lived asset impairment charges	—	—	208,712	—
Non-GAAP operating profit	$446,863	$446,402	$1,227,651	$1,136,026

Reported provision for income taxes	$126,788	$100,434	$275,291	$297,671
Derivative mark-to-market (gains) losses *	(3,078)	13,566	(2,726)	11,694
Business realignment activities*	1,112	5,576	18,312	16,409
Acquisition integration costs*	—	859	118	1,413
NSRPE*	8,171	2,432	11,440	7,900
Long-lived asset impairment charges**	(8,710)	—	29,264	—
Non-GAAP provision for income taxes	$124,283	$122,867	$331,699	$335,087

Reported net income	$273,303	$227,403	$601,848	$603,191
Derivative mark-to-market (gains) losses	(18,876)	22,225	(24,760)	19,157
Business realignment activities	7,145	22,386	51,387	88,073
Acquisition integration costs	—	1,406	193	2,314
NSRPE	13,369	3,928	18,683	12,766
Long-lived asset impairment charges	8,710	—	179,448	—
Noncontrolling interest share of business realignment and impairment charges	(5)	—	(27,967)	—
Settlement of SGM liability	—	—	—	(26,650)
Non-GAAP net income	$283,646	$277,348	$798,832	$698,851

Reported EPS - Diluted	$1.28	$1.06	$2.81	$2.80
Derivative mark-to-market (gains) losses	(0.08)	0.10	(0.11)	0.09
Business realignment activities	0.03	0.10	0.24	0.40
Acquisition integration costs	—	0.01	—	0.01
NSRPE	0.06	0.02	0.08	0.06
Long-lived asset impairment charges	0.04	—	0.84	—
Noncontrolling interest share of business realignment and impairment charges	—	—	(0.13)	—
Settlement of SGM liability	—	—	—	(0.12)
Non-GAAP EPS - Diluted	$1.33	$1.29	$3.73	$3.24

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.
** There were no pre-tax impairment charges associated with long-lived assets during the three months ended October 1, 2017. However, the long-lived asset impairment charge in the first quarter of 2017 was not treated as a discrete tax item. Therefore, the tax impact was included in the estimated annual effective tax rate resulting in an EPS-diluted impact for each of the quarters throughout 2017.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
As reported gross margin	46.2%	42.5%	46.8%	44.2%
Non-GAAP gross margin (1)	45.3%	45.6%	46.6%	46.0%

As reported operating profit margin	21.6%	18.7%	17.0%	17.8%
Non-GAAP operating profit margin (2)	22.0%	22.3%	22.0%	20.8%

As reported effective tax rate	31.6%	30.6%	32.4%	33.0%
Non-GAAP effective tax rate (3)	30.4%	30.7%	29.3%	32.4%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
Commensurate with our discontinuance of hedge accounting treatment for commodity derivatives, we are adjusting the mark-to-market losses (gains) on such commodity derivatives, until such time as the related inventory is sold. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended October 1, 2017 and October 2, 2016, the net unallocated mark-to-market adjustment on commodity derivatives totaled pre-tax gains of $22.0 million and losses of $35.8 million, respectively. For the nine months ended October 1, 2017 and October 2, 2016, the net unallocated mark-to-market adjustment on commodity derivatives totaled pre-tax gains of $27.5 million and losses of $30.9 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended October 1, 2017 and October 2, 2016, we incurred $8.3 million and $28.0 million, respectively, of pre-tax costs related to business realignment activities. For the nine months ended October 1, 2017 and October 2, 2016, we incurred $69.7 million and $104.5 million, respectively, of pre-tax costs related to business realignment activities. See Note 7 to the Consolidated Financial Statements for more information.

Acquisition integration costs
Costs incurred during the three and nine months ended October 1, 2017 and 2016 relate to the integration of the 2016 acquisition of Ripple Brand Collective, LLC as we incorporate this business into our operating practices and information systems.

Non-service related pension expense
NSRPE includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. NSRPE can fluctuate from year to year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year to year. Therefore, we exclude NSRPE from our internal performance measures. Our most significant defined benefit pension plans have been closed to new participants for a number of years, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax NSRPE of $21.5 million and $6.4 million, respectively, for the three months ended October 1, 2017 and October 2, 2016, respectively. We recorded pre-tax NSRPE of $30.1 million and $20.7 million, respectively, for the nine months ended October 1, 2017 and October 2, 2016, respectively.

Long-lived asset impairment charges
For the nine months ended October 1, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This includes a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 7 to the Consolidated Financial Statements for more information.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended October 1, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	12.1%	4.6%	7.5%
Total North America segment	1.6%	0.3%	1.3%

International and Other segment
Mexico	15.5%	5.9%	9.6%
Brazil	6.4%	3.1%	3.3%
India	20.9%	4.9%	16.0%
Greater China	(7.3)%	(0.2)%	(7.1)%
Total International and Other segment	0.8%	1.3%	(0.5)%

Total Company	1.5%	0.4%	1.1%

	Nine Months Ended October 1, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	8.3%	1.0%	7.3%
Total North America segment	2.1%	—%	2.1%

International and Other segment
Mexico	9.4%	(3.7)%	13.1%
Brazil	20.7%	13.0%	7.7%
India	13.9%	3.0%	10.9%
Greater China	(11.2)%	(1.6)%	(9.6)%
Total International and Other segment	0.3%	0.3%	—%

Total Company	1.9%	—%	1.9%

2017 Outlook
The following table provides a reconciliation of projected 2017 EPS-diluted, prepared in accordance with GAAP, to projected non-GAAP EPS-diluted for 2017, prepared on a non-GAAP basis, with adjustments consistent to those discussed previously. The reconciliation of 2016 EPS-diluted, prepared in accordance with GAAP, to 2016 non-GAAP EPS-diluted is provided below for comparison.

	2017 (Projected)	2016
Reported EPS – Diluted	$3.54 - $3.68	$3.34
Derivative mark-to-market losses	—	0.66
Business realignment costs (including Margin for Growth Program costs)	0.16 - 0.21	0.42
Acquisition and integration costs	—	0.02
Non-service related pension expense	0.10	0.08
Settlement of SGM liability	—	(0.12)
Long-lived asset impairment charges	0.87	0.01
Adjusted EPS – Diluted	$4.72 - $4.81	$4.41

Our 2017 projected EPS-diluted, as presented above, does not include the impact of mark-to-market gains and losses on our commodity derivative contracts that will be reflected within corporate unallocated expenses in our segment results until the related inventory is sold, since we are not able to forecast the impact of the market changes.

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent	Nine Months Ended		Percent
	October 1, 2017	October 2, 2016	Change	October 1, 2017	October 2, 2016	Change
In millions of dollars except per share amounts
Net Sales	$2,033.1	$2,003.5	1.5%	$5,575.8	$5,469.9	1.9%
Cost of Sales	1,092.9	1,152.6	(5.2)%	2,965.8	3,054.3	(2.9)%
Gross Profit	940.2	850.8	10.5%	2,610.0	2,415.6	8.0%
Gross Margin	46.2%	42.5%		46.8%	44.2%
SM&A Expense	497.2	474.5	4.8%	1,405.0	1,408.8	(0.3)%
SM&A Expense as a percent of net sales	24.5%	23.7%		25.2%	25.8%
Long-lived Asset Impairment Charges	—	—	—%	208.7	—	NM
Business Realignment Costs	4.0	2.3	72.5%	50.0	30.6	63.6%
Operating Profit	439.0	374.0	17.4%	946.3	976.3	(3.1)%
Operating Profit Margin	21.6%	18.7%		17.0%	17.8%
Interest Expense, Net	24.6	24.4	0.8%	72.5	66.7	8.6%
Other (Income) Expense, Net	13.6	21.8	(37.5)%	23.6	8.7	NM
Provision for Income Taxes	126.8	100.4	26.2%	275.3	297.7	(7.5)%
Effective Income Tax Rate	31.6%	30.6%		32.4%	33.0%
Net Income Including Noncontrolling Interest	274.0	227.4	20.5%	575.0	603.2	(4.7)%
Less: Net Gain (Loss) Attributable to Noncontrolling Interest	0.7	—	NM	(26.9)	—	NM
Net Income Attributable to The Hershey Company	$273.3	$227.4	20.2%	$601.8	$603.2	(0.2)%
Net Income Per Share—Diluted	$1.28	$1.06	20.8%	$2.81	$2.80	0.4%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Results of Operations - Third Quarter 2017 vs. Third Quarter 2016
Net Sales
Net sales increased 1.5% in the third quarter of 2017 compared to the same period of 2016, reflecting volume increases of 0.7%, favorable price realization of 0.4% and a favorable impact from foreign currency exchange rates of 0.4%. Excluding foreign currency, our net sales increased 1.1% in the third quarter of 2017. Consolidated volumes increased as a result of higher sales volume in the North America segment, which benefited from core brand growth and innovation, including Hershey's Cookie Layer Crunch, and the launch of Hershey's and Reese's Popped Snack Mix and Chocolate Dipped Pretzels. These volume increases were partially offset by volume declines in our International and Other segment, where growth, driven by measured investments in Mexico, Brazil and India, was more than offset by declines in China. Favorable net price realization was attributed to higher prices in select markets within our International and Other segment versus the prior year.
Key U.S. CMG Marketplace Metrics

For the 12 week period ended	October 8, 2017	October 8, 2016
Hershey's Consumer Takeaway Increase (Decrease)	1.4%	(0.4)%
Hershey's Market Share Decrease	(0.3)	(0.1)

The consumer takeaway and market share information provided for the twelve week period above are for measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Nielsen and provide a means to assess our retail takeaway and market position relative to the overall category. In 2017, takeaway improved relative to the prior year mainly driven by core brand growth and innovation. The amounts presented above are solely for the U.S. CMG category which does not include revenue from our snack mixes and grocery items.
Cost of Sales and Gross Margin
Cost of sales decreased 5.2% in the third quarter of 2017 compared to the same period of 2016. The improvement was driven by an incremental $57.7 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases, a $24.3 million decrease in business realignment costs, and supply chain productivity and cost savings initiatives. These benefits were offset in part by unfavorable manufacturing variances and higher freight and warehousing costs.
Gross margin increased by 370 basis points in the third quarter of 2017 compared to the same period of 2016. Favorable mark-to-market impact from commodity derivative instruments, lower commodity and business realignment costs, and supply chain productivity contributed to the improvement in gross margin. However, higher supply chain costs partially offset the increase in gross margin.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $22.7 million or 4.8% in the third quarter of 2017. Advertising and related consumer marketing expense increased 3.7% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2017 increased by 5.4% as compared to 2016. SM&A was impacted by pension settlement charges and higher costs associated with business realignment programs and investments in go-to-market capabilities, partially offset by costs savings and efficiency initiatives.
Business Realignment Activities
In the third quarter of 2017 and 2016, we recorded business realignment costs of $4.0 million and $2.3 million, respectively. The 2017 costs related primarily to severance and other program costs associated with the Margin for Growth Program that commenced in the first quarter of 2017. The 2016 costs related primarily to the Operational Optimization Program, as described in Note 7 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 17.4% in the third quarter of 2017 compared to the same period of 2016 due primarily to the higher gross margin as discussed above. Operating profit margin increased to 21.6% in 2017 from 18.7% in 2016 also driven by the improvement in gross margin.
Interest Expense, Net
Net interest expense was $0.2 million higher in the third quarter of 2017 compared to the same period of 2016. The increase was due to higher interest rates on higher levels of short-term debt outstanding during the 2017 quarter, as well as a decreased benefit on the fixed to floating swaps during the third quarter of 2017 as compared to the 2016 quarter.
Other (Income) Expense, Net
Other (income) expense, net totaled $13.6 million in the third quarter of 2017 compared to $21.8 million for the same period of 2016, driven in both periods by the write-down on equity investments qualifying for federal historic and energy tax credits.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 31.6% for the third quarter of 2017 compared to 30.6% for the same period of 2016. Relative to the statutory rate, the 2017 effective tax rate was impacted by favorable foreign rate differential relating to our cocoa procurement operations and investment tax credits, which were partially offset by non-benefited costs resulting from the Margin for Growth Program. The 2016 tax rate benefited from a one time tax return amendment for research and development credits and other tax deductions.
Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $45.9 million, or 20.2%, while EPS-diluted increased $0.22, or 20.8%, in the third quarter of 2017 compared to the same period of 2016. The increases in both net income and EPS-diluted were driven by the higher gross margin as discussed above.
Results of Operations - First Nine Months 2017 vs. First Nine Months 2016
Net Sales
Net sales increased 1.9% in the first nine months of 2017 compared to the same period of 2016, reflecting favorable price realization of 0.8%, volume increases of 0.7% and a 0.4% benefit from acquisitions. There was no impact from foreign currency exchange rates during the period. The favorable net price realization was attributed to lower levels of trade promotional spending in both the North America and International and Other segments versus the prior year. Consolidated volumes increased as a result of higher sales volume in North America, specifically from core brand growth throughout 2017 and innovation, including new product launches and stand-up packaging. These volume increases were partially offset by volume declines in our International and Other segment, where growth, driven by measured investments in Mexico, Brazil and India, was more than offset by declines in China.
Cost of Sales and Gross Margin
Cost of sales decreased 2.9% in the first nine months of 2017 compared to the same period of 2016. The improvement was driven by lower commodity costs, including an incremental $58.3 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases, a $51.5 million year-over-year decrease in business realignment costs, and supply chain productivity. These benefits were offset in part by unfavorable manufacturing variances and higher freight and warehousing costs.
Gross margin increased by 260 basis points in the first nine months of 2017 compared to the same period of 2016, driven by lower commodity and business realignment costs, and supply chain productivity. However, the increase in gross margin was partially offset by higher supply chain costs.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $3.8 million or 0.3% in the first nine months of 2017. Advertising and related consumer marketing expense increased 1.1% during this period. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2017 decreased by 1.0% as compared to 2016. SM&A benefited from lower costs relating to business realignment activities as well as costs savings and efficiency initiatives, partially offset by higher pension settlement charges and investments in go-to-market capabilities.
Long-lived Asset Impairment Charges
In the first nine months of 2017, we recorded long-lived asset impairment charges of $208.7 million. This relates to a first quarter write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 7 to the Unaudited Consolidated Financial Statements.

Business Realignment Activities
In the first nine months of 2017 and 2016, we recorded business realignment costs of $50.0 million and $30.6 million, respectively. The 2017 costs related primarily to severance and other program costs associated with the Margin for Growth Program that commenced in the first quarter of 2017. The 2016 costs related primarily to the Operational Optimization Program, as described in Note 7 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 3.1% in the first nine months of 2017 compared to the same period of 2016 due primarily to the long-lived asset impairment charges and higher business realignment costs, partially offset by higher gross margin and lower SM&A expenses, as discussed above. Operating profit margin decreased to 17.0% in 2017 from 17.8% in 2016 driven by these same factors.
Interest Expense, Net
Net interest expense was $5.7 million higher in the first nine months of 2017 compared to the same period of 2016. The increase was due to higher levels of long-term debt outstanding and higher interest rates on commercial paper during the 2017 period, as well as a decreased benefit from the fixed to floating swaps during the nine months of 2017 as compared to the 2016 period.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $23.6 million during the first nine months of 2017 versus expense of $8.7 million for the same period of 2016. In 2017 we recognized a $24.0 million write-down on equity investments qualifying for federal historic and energy tax credits, compared to a $35.9 million write down in the first nine month of 2016. Additionally, 2016 was offset by an extinguishment gain of $26.7 million related to the settlement of the SGM liability.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 32.4% for the first nine months of 2017 compared with 33.0% for the same period of 2016. Relative to the statutory rate, the 2017 effective tax rate was impacted by a favorable foreign rate differential relating to foreign operations and cocoa procurement, investment tax credits and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.  The 2016 effective rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and investment tax credits.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $1.3 million, or 0.2%, while EPS-diluted increased $0.01, or 0.4%, in the first nine months of 2017 compared to the same period of 2016. The decrease in net income was driven by the long-lived asset impairment charges and higher business realignment costs, as noted above, whereas, the increase in EPS was driven by lower diluted shares outstanding.

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net Sales:
North America	$1,792,377	$1,764,528	$4,946,537	$4,842,840
International and Other	240,744	238,926	629,253	627,097
Total	$2,033,121	$2,003,454	$5,575,790	$5,469,937

Segment Income (Loss):
North America	$554,578	$563,946	$1,568,098	$1,519,059
International and Other	16,400	4,284	26,491	(12,411)
Total segment income	570,978	568,230	1,594,589	1,506,648
Unallocated corporate expense (1)	124,115	121,828	366,938	370,622
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(21,954)	35,791	(27,486)	30,851
Long-lived asset impairment charges	—	—	208,712	—
Costs associated with business realignment activities	8,257	27,962	69,699	104,487
Non-service related pension expense	21,540	6,360	30,123	20,666
Acquisition and integration costs	—	2,265	311	3,727
Operating profit	439,020	374,024	946,292	976,295
Interest expense, net	24,589	24,387	72,456	66,730
Other (income) expense, net	13,630	21,800	23,557	8,703
Income before income taxes	$400,801	$327,837	$850,279	$900,862

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

(2)	Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses. See Note 11 to the Consolidated Financial Statements.

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.2% and 88.1% of our net sales for the three months ended October 1, 2017 and October 2, 2016, respectively. North America results for the three and nine months ended October 1, 2017 and October 2, 2016 were as follows:

	Three Months Ended		Percent	Nine Months Ended		Percent
	October 1, 2017	October 2, 2016	Change	October 1, 2017	October 2, 2016	Change
In millions of dollars
Net sales	$1,792.4	$1,764.5	1.6%	$4,946.5	$4,842.8	2.1%
Segment income	554.6	563.9	(1.7)%	1,568.1	1,519.1	3.2%
Segment margin	30.9%	32.0%		31.7%	31.4%
Results of Operations - Third Quarter 2017 vs. Third Quarter 2016
Net sales of our North America segment increased $27.9 million or 1.6% in 2017 compared to 2016, driven by increased volume of 1.6% due to core brand growth and innovation, specifically, Hershey's Cookie Layer Crunch, and the launch of Hershey's and Reese's Popped Snack Mix and Chocolate Dipped Pretzels. Net price realization decreased by 0.3% due to increased levels of trade promotional spending. Excluding the favorable impact of foreign currency exchange rates of 0.3%, the net sales of our North America segment increased by approximately 1.3%.
Our North America segment income decreased $9.3 million or 1.7% in 2017 compared to 2016, driven by investments in greater levels of advertising expense and go-to-market capabilities, as well as unfavorable manufacturing variances and higher freight and warehousing costs.
Results of Operations - First Nine Months 2017 vs. First Nine Months 2016
Net sales of our North America segment increased $103.7 million or 2.1% in 2017 compared to 2016, driven by increased volume of 1.3% due to core brand growth throughout 2017 and innovation, specifically, new product launches. Additionally, the barkTHINS brand acquisition contributed 0.4%. Net price realization increased by 0.4% due to decreased levels of trade promotional spending. There was no foreign currency exchange rate impact during the period.
Our North America segment income increased $49.0 million or 3.2% in 2017 compared to 2016, driven by higher gross profit, partially offset by investments in greater levels of selling expense and go-to-market capabilities and increased depreciation and amortization resulting from the recent barkTHINS brand acquisition.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Shanghai, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.8% and 11.9% of our net sales for the three months ended October 1, 2017 and October 2, 2016, respectively. International and Other results for the three and nine months ended October 1, 2017 and October 2, 2016 were as follows:

	Three Months Ended		Percent	Nine Months Ended		Percent
	October 1, 2017	October 2, 2016	Change	October 1, 2017	October 2, 2016	Change
In millions of dollars
Net sales	$240.7	$238.9	0.8%	$629.3	$627.1	0.3%
Segment income (loss)	16.4	4.3	282.8%	26.5	(12.4)	NM
Segment margin	6.8%	1.8%		4.2%	(2.0)%
Results of Operations - Third Quarter 2017 vs. Third Quarter 2016
Net sales of our International and Other segment increased $1.8 million or 0.8% in 2017 compared to 2016, reflecting favorable price realization of 4.7% and a favorable impact from foreign currency exchange rates of 1.3%, partially offset by volume declines of 5.2%. Excluding the favorable impact of foreign currency exchange rates, the net sales of our International and Other segment decreased by approximately 0.5%.
The favorable net price realization was driven by higher prices in select markets, as well as reduced levels of trade promotional spending, which declined significantly compared to the prior year. Constant currency net sales in Mexico and Brazil increased by 9.6% and 3.3%, respectively, driven by solid chocolate marketplace performance. India also experienced constant currency net sales growth of 16.0%. The volume decrease is primarily attributed to our China business, driven by softness in the modern trade channel coupled with a focus on optimizing our product offerings.
Our International and Other segment generated income of $16.4 million in 2017 compared to $4.3 million in 2016, driven by reduced trade promotional spending and lower operating expenses in China as a result of our Margin for Growth Program.
Results of Operations - First Nine Months 2017 vs. First Nine Months 2016
Net sales of our International and Other segment increased $2.2 million or 0.3% in 2017 compared to 2016, reflecting favorable price realization of 3.8%, favorable impact from foreign currency exchange rates of 0.3%, partially offset by volume declines of 3.8%. Excluding the favorable impact of foreign currency exchange rates, the net sales of our International and Other segment were flat.
The favorable net price realization was driven by reduced levels of trade promotional spending, which declined significantly compared to the prior year, as well as higher prices in select markets. Constant currency net sales in Mexico and Brazil increased by 13.1% and 7.7%, respectively, driven by solid chocolate marketplace performance. India also experienced constant currency net sales growth of 10.9%. The volume decrease is primarily attributed to our China business, driven by softness in the modern trade channel coupled with a focus on optimizing our product offerings.
Our International and Other segment generated income of $26.5 million in 2017 compared to a loss of $12.4 million in 2016 due to improved combined income in Latin America and export markets versus the prior year. Additionally, segment income benefited from reduced trade promotional spending and lower operating expenses in China as a result of our Margin for Growth Program.

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
In the third quarter of 2017, unallocated corporate expense totaled $124.1 million, as compared to $121.8 million in the same period of 2016, primarily due to higher employee related costs. In the first nine months of 2017, unallocated corporate expense totaled $366.9 million, as compared to $370.6 million in the same period of 2016, primarily due to savings realized in 2017 from our productivity and cost savings initiatives.
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
At October 1, 2017, our cash and cash equivalents totaled $275.1 million. At December 31, 2016, our cash and cash equivalents totaled $297.0 million. Our cash and cash equivalents during the first nine months of 2017 declined $21.9 million compared to the 2016 year-end balance as a result of the net uses of cash outlined in the following discussion.
Approximately 80% of the balance of our cash and cash equivalents at October 1, 2017 was held by subsidiaries domiciled outside of the United States. If these amounts held outside of the United States were to be repatriated, under current law they would be subject to U.S. federal income taxes, less applicable foreign tax credits. However, our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Nine Months Ended
In millions of dollars	October 1, 2017	October 2, 2016
Net cash provided by (used in):
Operating activities	$625.9	$450.8
Investing activities	(187.1)	(486.0)
Financing activities	(465.7)	21.5
Effect of exchange rate changes on cash and cash equivalents	5.0	0.5
Decrease in cash and cash equivalents	$(21.9)	$(13.2)

Operating activities
We generated net cash from operating activities of $625.9 million in the first nine months of 2017, an increase of $175.1 million compared to $450.8 million in the same period of 2016. This increase in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset impairment charges, write-down of equity investments, the gain on settlement of the SGM liability and other charges) resulted in an incremental $160.4 million of cash flow in the 2017 period relative to the same period of 2016.

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) used cash of $369.3 million in the 2017 period compared to $367.3 million during the same period of 2016. This $2.0 million unfavorable fluctuation was mainly driven by:

◦
Increase in cash used by inventories of $109.3 million, due to a higher year-over-year build up of U.S. inventories to satisfy seasonal product requirements and maintain sufficient levels to accommodate customer requirements, coupled with a higher investment in inventory in Brazil and Mexico, driven by volume growth in those markets.

•	The decrease in working capital was partially offset by the following net cash inflow:

◦
Reduction in cash used by accounts payable and accrued liabilities of $111.6 million, due to the timing of payments for trade-related and other accounts payables, as well as an increase in our liability for business realignment activities (see Note 7 to the Consolidated Financial Statements for more information). Additionally, derivative activity in 2016 included an $87 million payment to settle an interest rate swap in connection with the issuance of new debt in August 2016.

Investing activities
We used net cash for investing activities of $187.1 million in the first nine months of 2017, a decrease of $298.9 million compared to $486.0 million in the same period of 2016. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. We spent $19.3 million less for property, plant and equipment, including capitalized software, during the first nine months of 2017 compared to the same period of 2016. For the full year 2017, we expect capital expenditures, including capitalized software, to approximate $260 million to $275 million.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $4.6 million more in projects qualifying for tax credits during the first nine months of 2017 compared to the same period of 2016.

•
Business acquisitions. In April 2016, we acquired Ripple Brand Collective, LLC for $285 million. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

Financing activities
We used net cash for financing activities of $465.7 million in the first nine months of 2017, compared to net cash generated of $21.5 million in the same period of 2016. This $487.2 million incremental change in cash for financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2017, we generated cash flow of $173 million primarily from proceeds on short-term commercial paper issuances. During the first nine months of 2016, we generated cash flow of $345 million from proceeds on short-term commercial paper issuances, partially offset by a $97 million reduction in short-term foreign bank borrowings.

•
Long-term debt borrowings and repayments. We had no long-term issuance or repayment activity during the first nine months of 2017. During the first nine months of 2016, we used $250 million to repay long-term debt. Additionally, in 2016, we issued $500 million of 2.30% Notes due in 2026 and $300 million of 3.375% Notes due in 2046.

•
Share repurchases. We used cash for total share repurchases of $300.3 million during the first nine months of 2017 pursuant to our practice of replenishing shares issued for stock options and incentive compensation. Additionally, our 2017 share repurchases included a privately negotiated repurchase transaction with the Milton Hershey School Trust. We used cash for total share repurchases of $452.6 million during the first nine months of 2016, which included shares repurchased in the open market under pre-approved share repurchase programs. In October 2017, our Board of Directors approved an additional $100 million share repurchase authorization, to commence after the existing 2016 authorization is completed.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $391.8 million during the first nine months of 2017, an increase of $20.1 million compared to $371.7 million in the same period of 2016.

•
Proceeds from the exercise of stock options. We received $53.5 million from employee exercises of stock options, net of payments of employee taxes withheld from share-based awards, during the first nine months of 2017, a decrease of $34.6 million compared to $88.1 million in the same period of 2016.

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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•	We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies;

•	We may not fully realize the expected costs savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business;

•	Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•	Such other matters as discussed in our 2016 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at October 1, 2017 and December 31, 2016. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at October 1, 2017 and December 31, 2016. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of October 1, 2017 would have increased interest expense by approximately $2.7 million for the first nine months of 2017 and $3.6 million for the full year 2016.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at October 1, 2017 and December 31, 2016 by approximately $137 million and $142 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $17.6 million as of October 1, 2017 and $9.6 million as of December 31, 2016. Our open commodity contracts had a notional value, assuming period-end market prices, of $408.9 million as of October 1, 2017 and $739.4 million as of December 31, 2016. At the end of the third quarter of 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $40.9 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2016 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 1, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2017.
There have been no changes in our internal control over financial reporting during the quarter ended October 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 14 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2016 Annual Report on Form 10-K, the risk factor previously disclosed in Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarter ended July 2, 2017, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.  There have been no material changes in our risk factors since the filing of our Quarterly Report on Form 10-Q for the quarter ended July 2, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended October 1, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
July 3 through July 30	—	$—	—	$100,000
July 31 through August 27	392,000	$105.37	—	$100,000
August 28 through October 1	1,500,000	$106.01	—	$100,000
Total	1,892,000	$105.88	—
(1) During the three months ended October 1, 2017, 392,000 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans. Additionally, our 2017 share repurchases included 1,500,000 shares repurchased under a privately negotiated repurchase transaction with the Milton Hershey School Trust.
(2) In January 2016, our Board of Directors approved a $500 million share repurchase authorization.  As of October 1, 2017, approximately $100 million remained available for repurchases of our Common Stock under this program. In October 2017, our Board of Directors approved an additional $100 million share repurchase authorization (excluded from the table above), to commence after the existing 2016 authorization is completed. Neither the 2016 or 2017 share repurchase authorizations has an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
Stock Purchase Agreement, dated August 24, 2017, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and The Hershey Company is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 28, 2017.

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

THE HERSHEY COMPANY
(Registrant)

Date:	October 27, 2017	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2017	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)