Form 10-K
period 2017-12-31
HERSHEY CO
filed 2018-02-27
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $14,885,931,198. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock were converted to Common Stock as of June 30, 2017. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 30, 2017 ($107.37 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, one dollar par value—149,863,997 shares, as of February 16, 2018.
Class B Common Stock, one dollar par value—60,619,777 shares, as of February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2017

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
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 80 countries worldwide.
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

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

Financial and other information regarding our reportable segments is provided in our Management’s Discussion and Analysis and Note 11 to the Consolidated Financial Statements.
Business Acquisitions
In January 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. ("Amplify"), a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega, Paqui and Tyrrells. The acquisition enables us to capture more consumer snacking occasions by creating a broader portfolio of brands.
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

Products and Brands
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, meat snacks, bars and snack bites and mixes, popcorn and protein bars and cookies.

•
Within our North America markets, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Lancaster, Payday, Rolo®, Twizzlers, Whoppers and York. We also offer premium chocolate products, primarily in the United States, through the Scharffen Berger and Dagoba brands. Our gum and mint products include Ice Breakers mints and chewing gum, Breathsavers mints and Bubble Yum bubble gum. Our pantry and snack items that are principally sold in North America include baking products, toppings and sundae syrups sold under the Hershey’s, Reese’s and Heath brands, as well as Hershey’s and Reese’s chocolate spreads, snack bites and mixes, Krave meat snack products, Popwell half-popped corn snacks, ready-to-eat SkinnyPop popcorn and other better-for-you snack brands such as Oatmega, Paqui and Tyrrells.

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
In 2017, approximately 29% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None
Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2017

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2017

Huhtamäki Oy affiliate	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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

Employees
As of December 31, 2017, we employed approximately 15,360 full-time and 1,550 part-time employees worldwide. Collective bargaining agreements covered approximately 5,450 employees. During 2018, agreements will be negotiated for certain employees at four facilities outside of the United States, comprising approximately 72% of total employees under collective bargaining agreements. We believe that our employee relations are generally good.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 16.7% for 2017, 16.7% for 2016 and 17.2% for 2015. The percentage of total long-lived assets outside of the United States was 25.2% as of December 31, 2017 and 29.8% as of December 31, 2016.
Corporate Social Responsibility
Our founder, Milton S. Hershey, established an enduring model of responsible citizenship while creating a successful business.  Driving sustainable business practices, making a difference in our communities and operating with the highest integrity are vital parts of our heritage.  We continue this legacy today by providing high quality products while conducting our business in a socially responsible and environmentally sustainable manner. Each year we publish a full corporate social responsibility (“CSR”) report which provides an update on the progress we have made in advancing our CSR priorities such as food safety, responsible sourcing of ingredients, corporate transparency, our focus on improving basic nutrition to help children learn and grow and our continued investment in the communities where we live and work. To learn more about our goals, progress and initiatives, you can access our full CSR report at www.thehersheycompany.com/en_us/responsibility.html.
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
We have a Code of Conduct that applies to our Board of Directors (“Board”) and all Company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Conduct, as well as our Corporate Governance Guidelines and charters for each of the Board’s standing committees, from the Investors section of our website. If we change or waive any portion of the Code of Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website.

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
We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes sufficiently, or in a timely manner, to offset increased raw material, energy or other input costs, including packaging, freight, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.
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
There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 29% of our total net sales in 2017. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
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
Approximately 70% of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:

•	Natural disaster;
•	Pandemic outbreak of disease;
•	Weather;
•	Fire or explosion;
•	Terrorism or other acts of violence;
•	Labor strikes or other labor activities;
•	Unavailability of raw or packaging materials;
•	Operational and/or financial instability of key suppliers, and other vendors or service providers; and
•	Suboptimal production planning which could impact our ability to cost-effectively meet product demand.
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
In January 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. While we believe significant operating synergies can be obtained in connection with this acquisition, achievement of these synergies will be driven by our ability to successfully leverage Hershey's resources, expertise and capability-building. In addition, the acquisition of Amplify is an important step in our journey to expand our breadth in snacking, as it should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle. If we are unable to successfully couple Hershey’s scale and expertise in brand building with Amplify’s existing operations, it may impact our ability to expand our snacking footprint at our desired pace.
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
In 2017, 2016 and 2015, respectively, we derived approximately 17% of our net sales from customers located outside of the United States. Additionally, approximately 25% of our total long-lived assets were located outside of the United States as of December 31, 2017. As part of our strategy, we have made investments outside of the United States, particularly in China, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:

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

We are regularly the target of attempted cyber and other security threats.  Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business continuity preparedness. We also have processes in place to prevent disruptions resulting from the implementation of new software and systems of the latest technology.
While we have been subject to cyber attacks and other security breaches, these incidents did not have a significant impact on our business operations. We believe our security technology tools and processes provide adequate measures of protection against security breaches and in reducing cybersecurity risks. Nevertheless, despite continued vigilance in these areas, disruptions in or failures of information technology systems are possible and could have a negative impact on our operations or business reputation. Failure of our systems, including failures due to cyber attacks that would prevent the ability of systems to function as intended, could cause transaction errors, loss of customers and sales, and could have negative consequences to our Company, our employees and those with whom we do business. This in turn could have a negative impact on our financial condition and results or operations. In addition, the cost to remediate any damages to our information technology systems suffered as a result of a cyber attack could be significant.
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
We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. From time to time, we implement business realignment activities to support key strategic initiatives designed to maintain long-term sustainable growth, such as the Margin for Growth Program we commenced in the first quarter of 2017. These programs are intended to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.

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

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, their positions and, as of February 16, 2018, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Michele G. Buck	56
President and Chief Executive Officer (March 2017); Executive Vice President, Chief Operating Officer (June 2016); President, North America (May 2013); Senior Vice President, Chief Growth Officer (September 2011)

Javier H. Idrovo	50	Chief Accounting Officer (August 2015); Senior Vice President, Finance and Planning (September 2011)
Patricia A. Little (1)	57	Senior Vice President, Chief Financial Officer (March 2015)
Terence L. O’Day	68	Senior Vice President, Chief Product Supply and Technology Officer (March 2017); Senior Vice President, Chief Supply Chain Officer (May 2013); Senior Vice President, Global Operations (December 2008)
Todd W. Tillemans (2)	56	President, U.S. (April 2017)
Leslie M. Turner	60	Senior Vice President, General Counsel and Corporate Secretary (July 2012)
Kevin R. Walling	52	Senior Vice President, Chief Human Resources Officer (November 2011)
Mary Beth West (3)	55	Senior Vice President, Chief Growth Officer (May 2017)

There are no family relationships among any of the above-named officers of our Company.

(1)
Ms. Little was elected Senior Vice President, Chief Financial Officer effective March 16, 2015. Prior to joining our Company she was Executive Vice President and Chief Financial Officer of Kelly Services, Inc. (July 2008).

(2)	Mr. Tillemans was elected President, U.S. effective April 3, 2017. Prior to joining our Company he was President, Customer Development U.S. at Unilever N.V. (December 2012).

(3)
Ms. West was elected Senior Vice President, Chief Growth Officer effective May 1, 2017. Prior to joining our Company she was Executive Vice President, Chief Customer and Marketing Officer at J.C. Penney (June 2015) and Executive Vice President, Chief Category and Marketing Officer at Mondelez Global Inc. (October 2012).

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
The closing price of our Common Stock on December 31, 2017, was $113.51. There were 28,336 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2017.
We paid $526.3 million in cash dividends on our Common Stock and Class B Stock in 2017 and $499.5 million in 2016. The annual dividend rate on our Common Stock in 2017 was $2.548 per share.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Stock for the two most recent fiscal years is disclosed in Note 17 to the Consolidated Financial Statements.
On January 31, 2018, our Board declared a quarterly dividend of $0.656 per share of Common Stock payable on March 15, 2018, to stockholders of record as of February 23, 2018. It is the Company’s 353rd consecutive quarterly Common Stock dividend. A quarterly dividend of $0.596 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended December 31, 2017.
In January 2016, our Board of Directors approved a $500 million share repurchase authorization.  As of December 31, 2017, approximately $100 million remained available for repurchases of our Common Stock under this program. In October 2017, our Board of Directors approved an additional $100 million share repurchase authorization, to commence after the existing 2016 authorization is completed. Neither the 2016 nor the 2017 share repurchase programs have an expiration date.
In August 2017, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “Trust”), pursuant to which the Company agreed to purchase 1,500,000 shares of the Company’s common stock from the Trust at a price equal to $106.01 per share, for a total purchase price of $159 million.

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2012	2013	2014	2015	2016	2017
The Hershey Company	$100	$137	$150	$132	$157	$176
S&P 500 Index	$100	$132	$150	$153	$171	$208
S&P 500 Packaged Foods Index	$100	$126	$146	$156	$164	$186

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY
(All dollar and share amounts in thousands except market price and per share statistics)

	2017	2016	2015	2014	2013
Summary of Operations
Net Sales	$7,515,426	7,440,181	7,386,626	7,421,768	7,146,079
Cost of Sales	$4,070,907	4,282,290	4,003,951	4,085,602	3,865,231
Selling, Marketing and Administrative	$1,913,403	1,915,378	1,969,308	1,900,970	1,922,508
Goodwill, Indefinite and Long-Lived Asset Impairment Charges	$208,712	4,204	280,802	15,900	—
Business Realignment Costs	$47,763	32,526	94,806	29,721	18,665
Interest Expense, Net	$98,282	90,143	105,773	83,532	88,356
Provision for Income Taxes	$354,131	379,437	388,896	459,131	430,849
Net Income Attributable to The Hershey Company	$782,981	720,044	512,951	846,912	820,470
Net Income Per Share:
—Basic—Common Stock	$3.79	3.45	2.40	3.91	3.76
—Diluted—Common Stock	$3.66	3.34	2.32	3.77	3.61
—Basic—Class B Stock	$3.44	3.15	2.19	3.54	3.39
—Diluted—Class B Stock	$3.44	3.14	2.19	3.52	3.37
Weighted-Average Shares Outstanding:
—Basic—Common Stock	151,625	153,519	158,471	161,935	163,549
—Basic—Class B Stock	60,620	60,620	60,620	60,620	60,627
—Diluted—Common Stock	213,742	215,304	220,651	224,837	227,203
Dividends Paid on Common Stock	$387,466	369.292	352,953	328,752	294,979
Per Share	$2.548	2.402	2.236	2.040	1.810
Dividends Paid on Class B Stock	$140,394	132,394	123,179	111,662	98,822
Per Share	$2.316	2.184	2.032	1.842	1.630
Depreciation	$211,592	231,735	197,054	176,312	166,544
Amortization	$50,261	70,102	47,874	35,220	34,489
Advertising	$541,293	521,479	561,644	570,223	582,354
Year-End Position and Statistics
Capital Additions (including software)	$257,675	269,476	356,810	370,789	350,911
Total Assets	$5,553,726	5,524,333	5,344,371	5,622,870	5,349,724
Short-term Debt and Current Portion of Long-term Debt	$859,457	632,714	863,436	635,501	166,875
Long-term Portion of Debt	$2,061,023	2,347,455	1,557,091	1,542,317	1,787,378
Stockholders’ Equity	$931,565	827,687	1,047,462	1,519,530	1,616,052
Full-time Employees	15,360	16,300	19,060	20,800	12,600
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end	210,861	212,260	216,777	221,045	223,895
Market Price of Common Stock at Year-end	$113.51	103.43	89.27	103.93	97.23
Price Range During Year (high)	$115.96	113.89	110.78	108.07	100.90
Price Range During Year (low)	$102.87	83.32	83.58	88.15	73.51

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The MD&A is organized in the following sections:

•	Business Model and Growth Strategy

•	Overview

•	Non-GAAP Information

•	Consolidated Results of Operations

•	Segment Results

•	Financial Condition

•	Critical Accounting Policies and Estimates
BUSINESS MODEL AND GROWTH STRATEGY
We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery known for bringing goodness to the world through chocolate, sweets, mints and other great tasting snacks. We market, sell and distribute our products under more than 80 brand names in approximately 80 countries worldwide. We report our operations through two segments: North America and International and Other.
We believe we have a set of differentiated capabilities that when integrated, can create advantage in the marketplace. Our focus on the following key elements of our strategy should enable us to deliver top-tier growth and industry-leading shareholder returns.

•
Reignite Core Confection and Expand Breadth in Snacking. We are taking actions in an effort to deepen our consumer connections, deliver meaningful innovation and reinvent the shopping experience, while also pursuing opportunities to diversify our portfolio and establish a strong presence across snacking.

◦
We are a part of special meaningful moments with family and friends. Seasons are an important part of our business model and for consumers, they are highly anticipated, cherished special times, centered around traditions. For us, it’s an opportunity for our brands to be part of many connections during the year when family and friends gather.

◦
Innovation is an important lever in this variety seeking category and we are leveraging some exciting work from our proprietary demand landscape to shape our future innovation and make it more impactful. We are becoming more disciplined in our relentless focus on platform innovation, which enables sustainable growth over time and significant extensions to our core.

◦
Through our shopper insights, we are currently working with our retail partners on in-aisle strategy that will breathe life into the center of the store and transform the shopping experience by improving paths to purchase, stopping power, navigation, engagement and conversion. We have also responded to the changing retail environment by investing in e-commerce capabilities.

◦
To expand our breadth in snacking, we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions.

•
Reallocate Resources to Expand Margins and Fuel Growth. We are focused on ensuring that we allocate our resources efficiently to the areas with the highest potential for profitable growth. We believe this will enable significant margin expansion and position us in the top quartile related to operating income margin.

◦
We have reset our international investment, while we still believe strongly that our targeted emerging markets will provide long-term growth. The uncertain macroeconomic environment in many of these markets is expected to continue and our investments in these international markets need to be relative to the size of the opportunity.

◦
We have heightened our selling, marketing and administrative expense discipline within the Company in an effort to make improvements without jeopardizing our topline growth. Our expectation is that advertising and related marketing expense will grow roughly in line with sales.

◦	We will continue cost of goods sold optimization through pricing and programs like network supply chain optimization and lean manufacturing.

•
Strengthen Capabilities & Leverage Technology for Commercial Advantage. The world is changing fast and so is the data on which we rely to make decisions. In order to generate insights, we must acquire, integrate and access vast sources of the right data in an effective manner. We are working to leverage our advanced analytical techniques which will give us a deep understanding of consumers, our shoppers, our end-to-end supply chain, our retail environment and macroeconomic factors at both a broad and precision level. In addition, we are in the process of transforming our enterprise resource planning system which will allow employees to work more efficiently and effectively.

OVERVIEW
The Overview presented below is an executive-level summary highlighting the key trends and measures on which the Company’s management focuses in evaluating its financial condition and operating performance. Certain earnings and performance measures within the Overview include financial information determined on a non-GAAP basis, which aligns with how management internally evaluates the Company's results of operations, determines incentive compensation, and assesses the impact of known trends and uncertainties on the business. A detailed reconciliation of the non-GAAP financial measures referenced herein to their nearest comparable GAAP financial measures follows this summary. For a detailed analysis of the Company's operations prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), referred to as "reported" herein, refer to the discussion and analysis in the Consolidated Results of Operations.
In 2017, we made solid progress on our strategic initiatives, including strengthening our core chocolate brands, positioning our snacks business for success and generating operating profit margin expansion. These initiatives will benefit the Company over the long term and enable us to achieve our sales and earnings per share-diluted ("EPS") targets. We continued to generate solid operating cash flow, totaling approximately $1.2 billion in 2017, which affords the Company significant financial flexibility. The recent acquisition of Amplify is an important step in our journey to expand our breadth in snacking as it should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle.
Our full year 2017 net sales totaled $7,515.4 million, an increase of 1.0%, versus $7,440.2 million for the comparable period of 2016. Excluding a 0.2% impact from favorable foreign exchange rates, our net sales increased 0.8%. Net sales growth was driven by lower levels of trade promotional spending in both the North America and International and Other segments, as well as higher sales volume in North America, primarily from 2017 innovation and new launches, including Hershey's Cookie Layer Crunch, Hershey's Gold and Hershey's and Reese's Popped Snack Mix and Chocolate Dipped Pretzels.
Our reported gross margin was 45.8% for the full year 2017, an increase of 340 basis points compared to the full year 2016. Our 2017 non-GAAP gross margin of 45.6% was on par with the prior year margin, as the benefits from supply chain productivity and cost savings initiatives, as well as lower input costs, were offset by higher freight rates and increased levels of manufacturing and distribution costs associated with an effort to maintain customer service targets at fast growing retail customers.

Our full year 2017 reported net income and EPS-diluted totaled $783.0 million and $3.66, respectively, compared to the full year 2016 reported net income and EPS-diluted of $720.0 million and $3.34, respectively. From a non-GAAP perspective, full year 2017 adjusted net income was $1,016.9 million, an increase of 7.2% versus $948.5 million in 2016. Our adjusted EPS-diluted for the full year 2017 was $4.76 compared to $4.41 for the same period of 2016, an increase of 7.9%.
NON-GAAP INFORMATION
The comparability of certain of our financial measures is impacted by unallocated mark-to-market (gains) losses on commodity derivatives, costs associated with business realignment activities, costs relating to the integration of acquisitions, non-service related components of our pension expense ("NSRPE"), impairment of goodwill, indefinite and long-lived assets, settlement of the SGM liability in conjunction with the purchase of the remaining 20% of the outstanding shares of SGM, the gain realized on the sale of a trademark, costs associated with the early extinguishment of debt and other non-recurring gains and losses.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	For the years ended December 31,
In thousands except per share data	2017	2016	2015
Reported gross profit	$3,444,519	$3,157,891	$3,382,675
Derivative mark-to-market (gains) losses	(35,292)	163,238	—
Business realignment activities	5,147	58,106	8,801
Acquisition integration costs	—	—	7,308
NSRPE	11,125	11,953	2,516
Non-GAAP gross profit	$3,425,499	$3,391,188	$3,401,300

Reported operating profit	$1,274,641	$1,205,783	$1,037,759
Derivative mark-to-market (gains) losses	(35,292)	163,238	—
Business realignment activities	69,359	107,571	120,975
Acquisition integration costs	311	6,480	20,899
NSRPE	35,028	27,157	18,079
Goodwill, indefinite and long-lived asset impairment charges	208,712	4,204	280,802
Non-GAAP operating profit	$1,552,759	$1,514,433	$1,478,514

Reported provision for income taxes	$354,131	$379,437	$388,896
Derivative mark-to-market (gains) losses*	(4,746)	20,500	—
Business realignment activities*	17,903	19,138	41,648
Acquisition integration costs*	118	2,456	8,264
NSRPE*	13,258	10,283	6,955
Goodwill, indefinite and long-lived asset impairment charges*	23,292	1,157	—
Impact of U.S. tax reform	(32,467)	—	—
Loss on early extinguishment of debt*	—	—	10,736
Gain on sale of trademark*	—	—	(3,652)
Non-GAAP provision for income taxes	$371,489	$432,971	$452,847

Reported net income	$782,981	$720,044	$512,951
Derivative mark-to-market (gains) losses	(30,546)	142,738	—
Business realignment activities	51,456	88,433	79,327
Acquisition integration costs	193	4,024	14,196
NSRPE	21,770	16,874	11,124
Goodwill, indefinite and long-lived asset impairment charges	185,420	3,047	280,802
Impact of U.S. tax reform	32,467	—	—
Noncontrolling interest share of business realignment and impairment charges	(26,795)	—	—
Settlement of SGM liability	—	(26,650)	—
Loss on early extinguishment of debt	—	—	17,591
Gain on sale of trademark	—	—	(6,298)
Non-GAAP net income	$1,016,946	$948,510	$909,693

	For the years ended December 31,
	2017	2016	2015
Reported EPS - Diluted	$3.66	$3.34	$2.32
Derivative mark-to-market (gains) losses	(0.14)	0.66	—
Business realignment activities	0.25	0.42	0.36
Acquisition integration costs	—	0.02	0.05
NSRPE	0.09	0.08	0.05
Goodwill, indefinite and long-lived asset impairment charges	0.87	0.01	1.28
Impact of U.S. tax reform	0.15	—	—
Noncontrolling interest share of business realignment and impairment charges	(0.12)	—	—
Settlement of SGM liability	—	(0.12)	—
Loss on early extinguishment of debt	—	—	0.09
Gain on sale of trademark	—	—	(0.03)
Non-GAAP EPS - Diluted	$4.76	$4.41	$4.12

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	For the years ended December 31,
	2017	2016	2015
As reported gross margin	45.8%	42.4%	45.8%
Non-GAAP gross margin (1)	45.6%	45.6%	46.0%

As reported operating profit margin	17.0%	16.2%	14.0%
Non-GAAP operating profit margin (2)	20.7%	20.4%	20.0%

As reported effective tax rate	31.9%	34.5%	43.1%
Non-GAAP effective tax rate (3)	26.7%	31.3%	33.2%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
The mark-to-market (gains) losses on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding (gains) losses are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the years ended December 31, 2017 and 2016, the net adjustment recognized within unallocated was a gain of $35.3 million and a loss of $163.2 million, respectively. See Note 11 to the Consolidated Financial Statements for more information.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the years ended December 31, 2017, 2016 and 2015, we incurred $69.4 million, $107.6 million and $121.0 million, respectively, of pre-tax costs related to business realignment activities. See Note 7 to the Consolidated Financial Statements for more information.

Acquisition integration costs
For the years ended December 31, 2017 and 2016, we incurred expenses totaling $0.3 million and $6.5 million, respectively, related to integration of the 2016 acquisition of Ripple Brand Collective, LLC, as we incorporated this business into our operating practices and information systems. For the year ended December 31, 2015, we incurred costs related to the integration of the 2014 acquisitions of SGM and The Allan Candy Company and the 2015 acquisition of Krave totaling $22.5 million as we incorporated these businesses into our operating practices and information systems. These 2015 expenses included charges incurred to write-down approximately $6.4 million of expired or near-expiration work-in-process inventory at SGM, in connection with the implementation of our global quality standards and practices. In addition, integration costs for 2015 were offset by a $6.8 million reduction in the fair value of contingent consideration paid to the Krave shareholders.

Non-service related pension expense
NSRPE includes interest costs, the expected return on pension plan assets, the amortization of actuarial gains and losses, and certain curtailment and settlement losses or credits. NSRPE can fluctuate from year to year as a result of changes in market interest rates and market returns on pension plan assets. We believe that the service cost component of our total pension benefit costs closely reflects the operating costs of our business and provides for a better comparison of our operating results from year to year. Therefore, we exclude NSRPE from our internal performance measures. Our most significant defined benefit pension plans have been closed to new participants for a number of years, resulting in ongoing service costs that are stable and predictable. We recorded pre-tax NSRPE of $35.0 million, $27.2 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Goodwill, indefinite and long-lived asset impairment charges
For the year ended December 31, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This includes a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. For the year ended December 31, 2016, in connection with our 2016 annual impairment testing of other indefinite lived assets, we recognized a trademark impairment charge of $4.2 million primarily resulting from plans to discontinue a brand sold in India. In the second and third quarters of 2015, we recorded a total $280.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill resulting from the SGM acquisition, including $14.4 million relating to the portion of goodwill that had been allocated to our China chocolate reporting unit, based on synergies to be realized by this business.

Impact of U.S. tax reform
In connection with the enactment of U.S. tax reform in December 2017, we recorded a net charge of $32.5 million during the fourth quarter of 2017, which includes the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.

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

The following tables set forth a reconciliation between reported and constant currency growth rates for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	6.3%	2.1%	4.2%
Total North America segment	1.3%	0.1%	1.2%

International and Other segment
Mexico	9.7%	(1.1)%	10.8%
Brazil	19.9%	9.4%	10.5%
India	17.0%	3.2%	13.8%
Greater China	(18.1)%	(0.8)%	(17.3)%
Total International and Other segment	(1.4)%	0.6%	(2.0)%

Total Company	1.0%	0.2%	0.8%

	For the Year Ended December 31, 2016
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(3.5)%	(3.0)%	(0.5)%
Total North America segment	1.0%	(0.2)%	1.2%

International and Other segment
Mexico	(8.5)%	(16.0)%	7.5%
Brazil	15.7%	(6.0)%	21.7%
India	(26.6)%	(3.6)%	(23.0)%
Greater China	(0.3)%	(4.9)%	4.6%
Total International and Other segment	(1.2)%	(4.4)%	3.2%

Total Company	0.7%	(0.7)%	1.4%

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2017	2016	2015	2017 vs 2016	2016 vs 2015
In millions of dollars except per share amounts
Net Sales	$7,515.4	$7,440.2	$7,386.6	1.0%	0.7%
Cost of Sales	4,070.9	4,282.3	4,003.9	(4.9)%	7.0%
Gross Profit	3,444.5	3,157.9	3,382.7	9.1%	(6.6)%
Gross Margin	45.8%	42.4%	45.8%
SM&A Expense	1,913.4	1,915.4	1,969.3	(0.1)%	(2.7)%
SM&A Expense as a percent of net sales	25.5%	25.7%	26.7%
Goodwill, Indefinite and Long-Lived Asset Impairment Charges	208.7	4.2	280.8	NM	NM
Business Realignment Costs	47.8	32.5	94.8	46.8%	(65.7)%
Operating Profit	1,274.6	1,205.8	1,037.8	5.7%	16.2%
Operating Profit Margin	17.0%	16.2%	14.0%
Interest Expense, Net	98.3	90.2	105.8	9.0%	(14.8)%
Other (Income) Expense, Net	65.7	16.2	30.1	306.5%	(46.4)%
Provision for Income Taxes	354.1	379.4	388.9	(6.7)%	(2.4)%
Effective Income Tax Rate	31.9%	34.5%	43.1%
Net Income Including Noncontrolling Interest	756.5	720.0	513.0	5.1%	40.4%
Less: Net Loss Attributable to Noncontrolling Interest	(26.4)	—	—	NM	NM
Net Income Attributable to The Hershey Company	$783.0	$720.0	$513.0	8.7%	40.4%
Net Income Per Share—Diluted	$3.66	$3.34	$2.32	9.6%	44.0%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Net Sales
2017 compared with 2016
Net sales increased 1.0% in 2017 compared with 2016, reflecting favorable price realization of 0.7%, a benefit from acquisitions of 0.3%, and a favorable impact from foreign currency exchange rates of 0.2%, partially offset by a volume decrease of 0.2%. Excluding foreign currency, our net sales increased 0.8% in 2017. The favorable net price realization was attributed to lower levels of trade promotional spending in both the North America and International and Other segments versus the prior year. Consolidated volume decreased as a result of lower sales volume in the International and Other segment, primarily attributed to our China business and the softness in the modern trade channel coupled with a focus on optimizing our product offerings. These volume decreases were partially offset by higher sales volume in North America, specifically from 2017 innovation and new launches, including Hershey's Cookie Layer Crunch, Hershey's Gold and Hershey's and Reese's Popped Snack Mix and Chocolate Dipped Pretzels.
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

Key U.S. Marketplace Metrics
For the full year 2017, our U.S. candy, mint and gum ("CMG") consumer takeaway increased 1.6%, which was in line with the category increase, resulting in market share of 30.6%. The CMG consumer takeaway and market share information reflect measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Information Resources, Incorporated ("IRI"), the Company's market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category. The amounts presented above are solely for the U.S. CMG category which does not include revenue from our snack mixes and grocery items. For the full year 2017, our U.S. retail takeaway increased 1.2% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items.
Cost of Sales and Gross Margin
2017 compared with 2016
Cost of sales decreased 4.9% in 2017 compared with 2016. The reduction was driven by lower commodity costs coupled with an incremental $116.0 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases, a $53.0 million decrease in business realignment costs, and supply chain productivity and cost savings initiatives. These benefits were offset in part by higher freight and warehousing costs and unfavorable manufacturing variances.
Gross margin increased by 340 basis points in 2017 compared with 2016. Lower commodity costs coupled with the favorable year-over-year mark-to-market impact from commodity derivative instruments, lower business realignment costs, and supply chain productivity contributed to the improvement in gross margin. However, higher supply chain costs and unfavorable product mix partially offset the increase in gross margin.
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

Selling, Marketing and Administrative
2017 compared with 2016
Selling, marketing and administrative (“SM&A”) expenses decreased $2.0 million or 0.1% in 2017. Advertising and related consumer marketing expense remaining consistent with 2016 levels, as higher spending by the North America segment was offset by reduced spending by the International and Other segment. While 2017 SM&A benefited from costs savings and efficiency initiatives, lower business realignment costs, and lower acquisition integration costs, these savings were offset in part by higher pension settlement charges and higher costs related to acquisition due diligence activities and the implementation of our new enterprise resource planning system.
2016 compared with 2015
SM&A expenses decreased $53.9 million or 2.7% in 2016. Advertising and related consumer marketing expense decreased 4.0% during this period. We spent less on advertising and related consumer marketing in our International and Other segment, particularly in the China market, and our spending in North America declined as our marketing mix models were weighted toward higher trade promotional spending. Excluding these advertising and related consumer marketing costs, selling and administrative expenses for 2016 decreased by 2.0% as compared to 2015 as a result of our continued focus on reducing non-essential spending. SM&A expenses in 2016 were also impacted by business realignment costs of $18.6 million, NSRPE of $15.2 million and acquisition and integration costs of $6.5 million. In 2015, SM&A expenses included business realignment costs of $17.4 million, NSRPE of $15.6 million and acquisition and integration costs of $13.6 million.
Goodwill, Indefinite and Long-Lived Asset Impairment Charges
In 2017, we recorded long-lived asset impairment charges totaling $106.0 million to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102.7 million.
In 2016, in connection with the annual impairment testing of indefinite lived intangible assets, we recognized a trademark impairment charge of $4.2 million, primarily resulting from plans to discontinue a brand sold in India.
In 2015, we recorded goodwill impairment charges totaling $280.8 million resulting from our reassessment of the valuation of the SGM business, coupled with the write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition from September 2014.
The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in Item 7 of this Annual Report on Form 10-K. These estimates and assumptions are subject to change due to changing economic and competitive conditions.

Business Realignment Activities
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind key growth strategies. Costs recorded for business realignment activities during 2017, 2016 and 2015 are as follows:

For the years ended December 31,	2017	2016	2015
In millions of dollars
Margin for Growth Program:
Severance	$32.6	$—	$—
Accelerated depreciation	6.9	—	—
Other program costs	16.4	—	—
Operational Optimization Program:
Severance	$13.8	$17.9	$—
Accelerated depreciation	—	48.6	—
Other program costs	(0.3)	21.8	—
2015 Productivity Initiative:
Severance	—	—	81.3
Pension settlement charges	—	13.7	10.2
Other program costs	—	5.6	14.3
Other international restructuring programs:
Severance	—	—	6.6
Accelerated depreciation and amortization	—	—	5.9
Mauna Loa divestiture	—	—	2.7
Total	$69.4	$107.6	$121.0
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 7 to the Consolidated Financial Statements.
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
The Company estimates that the “Margin for Growth” program will result in total pre-tax charges of $375 million to $425 million from 2017 to 2019.  This estimate includes plant and office closure expenses of $100 million to $115 million, net intangible asset impairment charges of $100 million to $110 million, employee separation costs of $80 million to $100 million, contract termination costs of approximately $25 million, and other business realignment costs of $70 million to $75 million. The cash portion of the total charge is estimated to be $150 million to $175 million. At the conclusion of the program in 2019, ongoing annual savings are expected to be approximately $150 million to $175 million. The Company expects that implementation of the program will reduce its global workforce by approximately 15%, with a majority of the reductions coming from hourly headcount positions outside of the United States.
The program includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded impairment charges totaling $208.7 million, with $106.0 million representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $102.7 million representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded in the long-lived asset impairment charges caption within the Consolidated Statements of Operations.
During 2017, we recognized estimated employee severance totaling $32.6 million. These charges relate largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model. We also recognized non-cash, asset-related incremental depreciation expense totaling $6.9 million as part of optimizing the North America supply chain. During 2017, we also recognized other program costs totaling $16.4 million. These charges relate primarily to third-party charges for our initiative of improving global efficiency and effectiveness.
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
For the year ended December 31, 2017, we incurred pre-tax costs totaling $13.5 million, primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $8 million over the next twelve months to complete this program.
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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. The 2015 Productivity Initiative was completed during the third quarter 2016. We incurred total costs of $125 million relating to this program, including pension settlement charges of $13.7 million recorded in 2016 and $10.2 million recorded in 2015 relating to lump sum withdrawals by employees retiring or leaving the Company as a result of this program.
Other international restructuring programs
Costs incurred for the year ended December 31, 2015 related principally to accelerated depreciation and amortization and employee severance costs for minor programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.
Operating Profit and Operating Profit Margin
2017 compared with 2016
Operating profit increased 5.7% in 2017 compared with 2016 due primarily to higher gross profit and slightly lower SM&A expenses, as discussed previously. Operating profit margin increased to 17.0% in 2017 from 16.2% in 2016 driven by the improvement in gross margin.
2016 compared with 2015
Operating profit increased 16.2% in 2016 compared with 2015 due primarily to lower goodwill and intangible asset impairment charges, lower SM&A costs and lower business realignment costs, offset in part by the lower gross profit. Operating profit margin increased to 16.2% in 2016 from 14.0% in 2015 due primarily to these same factors.

Interest Expense, Net
2017 compared with 2016
Net interest expense was $8.1 million higher in 2017 than in 2016. The increase was due to higher levels of long-term debt outstanding and higher interest rates on commercial paper during the 2017 period, as well as a decreased benefit from the fixed to floating swaps.
2016 compared with 2015
Net interest expense was $15.6 million lower in 2016 than in 2015, as the 2015 amount included the premium paid to repurchase long-term debt as part of a cash tender offer. This decrease was partially offset by lower capitalized interest expense and lower interest income.
Other (Income) Expense, Net
2017 compared with 2016
Other (income) expense, net totaled expense of $65.7 million in 2017 versus expense of $16.2 million 2016. In 2017 we recognized a $66.2 million write-down on equity investments qualifying for federal historic and energy tax credits, compared to a $43.5 million write down in 2016. Additionally, 2016 was offset by an extinguishment gain of $26.7 million related to the settlement of the SGM liability.
2016 compared with 2015
Other (income) expense, net totaled expense of $16.2 million in 2016 versus expense of $30.1 million in 2015. The decrease was primarily due to the $26.7 million settlement of the SGM liability in 2016, partially offset by an increase in the write-down of equity investments qualifying for federal historic and energy tax credits.
Income Taxes and Effective Tax Rate
2017 compared with 2016
Our effective income tax rate was 31.9% for 2017 compared with 34.5% for 2016. Relative to the statutory rate, the 2017 effective tax rate was impacted by a favorable foreign rate differential relating to foreign operations and cocoa procurement, investment tax credits and the benefit of ASU 2016-09 for the accounting of employee share-based payments, which were partially offset by the impact of U.S. tax reform and non-benefited costs resulting from the Margin for Growth Program.  The 2016 effective rate benefited from the impact of non-taxable income related to the settlement of the SGM liability and investment tax credits.
2016 compared with 2015
Our effective income tax rate was 34.5% for 2016 compared with 43.1% for 2015. Relative to the statutory rate, the 2016 effective tax rate was impacted by greater benefits from manufacturing deductions, research and development and investment tax credits, and a favorable foreign rate differential relating to our cocoa procurement operations.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
2017 compared with 2016
Net income increased $62.9 million, or 8.7%, while EPS-diluted increased $0.32, or 9.6%, in 2017 compared with 2016. The increase in both net income and EPS-diluted were driven by higher gross profit, lower SM&A and lower income taxes, partly offset by the long-lived asset impairment charges and higher write-downs relating to tax credit investments, as noted above. Our 2017 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a current year repurchase from the Milton Hershey School Trust and prior year repurchases pursuant to our Board-approved repurchase programs.
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

SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition integration costs and NSRPE that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations. For further information, see the Non-GAAP Information section of this MD&A.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2017	2016	2015
In millions of dollars
Net Sales:
North America	$6,621.2	$6,533.0	$6,468.1
International and Other	894.3	907.2	918.5
Total	$7,515.4	$7,440.2	$7,386.6

Segment Income (Loss):
North America	$2,045.6	$2,041.0	$2,074.0
International and Other	11.5	(29.1)	(98.1)
Total segment income	2,057.1	2,011.9	1,975.9
Unallocated corporate expense (1)	504.3	497.4	497.4
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(35.3)	163.2	—
Goodwill, indefinite and long-lived asset impairment charges	208.7	4.2	280.8
Costs associated with business realignment activities	69.4	107.6	121.0
Non-service related pension expense	35.0	27.2	18.1
Acquisition and integration costs	0.3	6.5	20.9
Operating profit	1,274.6	1,205.8	1,037.7
Interest expense, net	98.3	90.1	105.8
Other (income) expense, net	65.7	16.2	30.1
Income before income taxes	$1,110.7	$1,099.5	$901.8

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.1%, 87.8% and 87.6% of our net sales in 2017, 2016 and 2015, respectively. North America results for the years ended December 31, 2017, 2016 and 2015 were as follows:

				Percent Change
For the years ended December 31,	2017	2016	2015	2017 vs 2016	2016 vs 2015
In millions of dollars
Net sales	$6,621.2	$6,533.0	$6,468.1	1.3%	1.0%
Segment income	2,045.6	2,041.0	2,074.0	0.2%	(1.6)%
Segment margin	30.9%	31.2%	32.1%
2017 compared with 2016
Net sales of our North America segment increased $88.2 million or 1.3% in 2017 compared to 2016, driven by increased volume of 0.5% due to a longer Easter season, as well as 2017 innovation, specifically, Hershey's Cookie Layer Crunch, and the launch of Hershey's Gold and Hershey's and Reese's Popped Snack Mix and Chocolate Dipped Pretzels. Additionally, the barkTHINS brand acquisition contributed 0.3%. Net price realization increased by 0.4% due to decreased levels of trade promotional spending. Excluding the favorable impact of foreign currency exchange rates of 0.1%, the net sales of our North America segment increased by approximately 1.2%.
Our North America segment income increased $4.6 million or 0.2% in 2017 compared to 2016, driven by higher gross profit, partially offset by investments in greater levels of advertising expense and go-to-market capabilities, as well as unfavorable manufacturing variances and higher freight and warehousing costs.
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

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.9%, 12.2% and 12.4% of our net sales in 2017, 2016 and 2015, respectively. International and Other results for the years ended December 31, 2017, 2016 and 2015 were as follows:

				Percent Change
For the years ended December 31,	2017	2016	2015	2017 vs 2016	2016 vs 2015
In millions of dollars
Net sales	$894.3	$907.2	$918.5	(1.4)%	(1.2)%
Segment income (loss)	11.5	(29.1)	(98.1)	NM	NM
Segment margin	1.3%	(3.2)%	(10.7)%
2017 compared with 2016
Net sales of our International and Other segment decreased $12.9 million or 1.4% in 2017 compared to 2016, reflecting volume declines of 4.7%, partially offset by favorable price realization of 2.7% and a favorable impact from foreign currency exchange rates of 0.6%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment decreased by approximately 2.0%.
The volume decrease is primarily attributed to our China business, driven by softness in the modern trade channel coupled with a focus on optimizing our product offerings. The favorable net price realization was driven by higher prices in select markets, as well as reduced levels of trade promotional spending, which declined significantly compared to the prior year. Constant currency net sales in Mexico and Brazil increased by 10.8% and 10.5%, respectively, driven by solid chocolate marketplace performance. India also experienced constant currency net sales growth of 13.8%.
Our International and Other segment generated income of $11.5 million in 2017 compared to a loss of $29.1 million in 2016 due to benefits from reduced trade promotional spending and lower operating expenses in China as a result of our Margin for Growth Program. Additionally, segment income benefited from the improved combined income in Latin America and export markets versus the prior year.
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
Unallocated corporate expense totaled $504.3 million in 2017, as compared to $497.4 million in 2016. While we realized savings in 2017 from our productivity and cost savings initiatives, these savings were more than offset by higher costs related to the multi-year implementation of our enterprise resource planning system, as well as higher due diligence costs related to merger and acquisition activity. Unallocated corporate expense in 2016 was consistent with 2015 levels, as savings realized from our productivity and cost savings initiatives were offset by higher employee-related costs and an increase in corporate depreciation and amortization.
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
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

In millions of dollars	2017	2016	2015
Net cash provided by (used in):
Operating activities	$1,249.5	$1,013.4	$1,256.3
Investing activities	(328.6)	(595.4)	(477.2)
Financing activities	(843.8)	(464.4)	(797.0)
Effect of exchange rate changes on cash and cash equivalents	6.1	(3.1)	(10.4)
Increase (decrease) in cash and cash equivalents	83.2	(49.5)	(28.3)
Operating activities
Our principal source of liquidity is cash flow from operations. Our net income and, consequently, our cash provided by operations are impacted by sales volume, seasonal sales patterns, timing of new product introductions, profit margins and price changes. Sales are typically higher during the third and fourth quarters of the year due to seasonal and holiday-related sales patterns. Generally, working capital needs peak during the summer months. We meet these needs primarily with cash on hand, bank borrowings or the issuance of commercial paper.
Cash provided by operating activities in 2017 increased $236.1 million relative to 2016. This increase was driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, goodwill, indefinite and long-lived asset charges, write-down of equity investments, the gain on settlement of the SGM liability and other charges) contributed $329 million of additional cash flow in 2017 relative to 2016.

•
Prepaid expenses and other current assets generated cash of $18 million in 2017, compared to a use of cash of $43 million in 2016. This $61 million fluctuation was mainly driven by the timing of payments on commodity futures. In addition, in 2017, the volume of commodity futures held, which require margin deposits, was lower compared to 2016. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

•	The increase in cash provided by operating activities was partially offset by the following net cash outflows:

◦
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $131 million in 2017 and $28 million in 2016. This $103 million fluctuation was mainly due to a higher year-over-year build up of U.S. inventories to satisfy product requirements and maintain sufficient levels to accommodate customer requirements, coupled with a higher investment in inventory in Mexico and India, driven by volume growth in those markets.

◦
The use of cash for income taxes increased $70 million, mainly due to the variance in actual tax expense for 2017 relative to the timing of quarterly estimated tax payments, which resulted in a higher prepaid tax position at the end of 2017 compared to 2016.

Cash provided by operating activities in 2016 decreased $242.9 million relative to 2015. This decrease was driven by the following factors:

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $28 million in 2016, while it generated cash of $37 million in 2015. This $65 million fluctuation was mainly driven by an $87 million payment to settle an interest rate swap in connection with the issuance of new debt in August 2016.

•
Prepaid expenses and other current assets consumed cash of $43 million in 2016, compared to cash generated of $118 million in 2015. This $161 million fluctuation was mainly driven by higher payments on commodity futures contracts in 2016 as the market price of cocoa declined, versus receipts in the 2015 period. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, goodwill, indefinite and long-lived asset charges, write-down of equity investments, the gain on settlement of the SGM liability and other charges) decreased cash flow by $37 million in 2016 relative to 2015.

Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $59.7 million, $72.8 million and $66.8 million in 2017, 2016 and 2015, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $56.4 million, $41.7 million and $53.3 million in 2017, 2016 and 2015, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, purchases of short-term investments and acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment and short-term investments. We used cash of $328.6 million for investing activities in 2017 compared to $595.4 million in 2016, with the decrease driven by less business acquisition activity in 2017 compared to 2016. We used cash of $477.2 million for investing activities in 2015, which was primarily driven by lower business acquisition investment and sales of short-term investments relative to 2017 and 2016.

Primary investing activities include the following:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $257.7 million in 2017, $269.5 million in 2016 and $356.8 million in 2015. Our 2015 expenditures included approximately $80 million relating to the Malaysia plant construction. Capitalized software additions were primarily related to ongoing enhancements of our information systems. We expect 2018 capital expenditures, including capitalized software, to approximate $330 million to $350 million. The increase in our 2018 capital expenditures compared to 2017 and 2016 relates to increases in our U.S. core chocolate brand capacity, investing capabilities as part of our enterprise resource planning system implementation and incremental capital expenditures associated with our acquisition of Amplify.

•
Acquisitions and divestitures. We had no acquisition or divestiture activity in 2017. In 2016, we spent $285.4 million to acquire Ripple Brand Collective, LLC. In 2015, we spent $218.7 million to acquire Krave, partially offset by net cash received of $32 million from the sale of Mauna Loa.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $78.6 million in 2017, $44.3 million in 2016 and $30.7 million in 2015 in projects qualifying for tax credits.

•	Short-term investments. We had no short-term investment activity in 2017 or 2016. In 2015, we received proceeds of $95 million from the sale of short-term investments.
Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. We used cash of $843.8 million for financing activities in 2017 compared to $464.4 million in 2016. We used cash of $797.0 million for financing activities in 2015, primarily to fund dividend payments and share repurchases.
The majority of our financing activity was attributed to the following:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2017, we used $81.4 million to reduce commercial paper borrowings and short-term foreign borrowings. In 2016, we generated cash flow of $275.6 million through short-term commercial paper borrowings, partially offset by payments in short-term foreign borrowings. In 2015, we generated cash flow of $10.7 million as a result of higher borrowings at certain of our international businesses.

•
Long-term debt borrowings and repayments. In 2017, we had minimal incremental long-term borrowings and no repayment activity. In 2016, we used $500 million to repay long-term debt. Additionally, in 2016, we issued $500 million of 2.30% Notes due in 2026 and $300 million of 3.375% Notes due in 2046. In 2015, we used $355 million to repay long-term debt, including $100.2 million to repurchase $71.6 million of our long-term debt as part of a cash tender offer. Additionally, in 2015, we issued $300 million of 1.60% Notes due in 2018 and $300 million of 3.20% Notes due in 2025.

•
Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. We used cash for total share repurchases of $300.3 million in 2017, which included a privately negotiated repurchase transaction with the Milton Hershey School Trust to purchase 1.5 million shares for $159.0 million. We used cash for total share repurchases of $592.6 million in 2016, which included purchases pursuant to authorized programs of $420.2 million to purchase 4.6 million shares in 2016. We used cash for total share repurchases of $582.5 million in 2015, which included purchases pursuant to authorized programs of $402.5 million to purchase 4.2 million shares. As of December 31, 2017, approximately $100 million remained available under the $500 million share repurchase authorization approved by the Board in January 2016. In October 2017, our Board of Directors

approved an additional $100 million share repurchase authorization, to commence after the existing 2016 authorization is completed.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $526.3 million in 2017, $499.5 million in 2016 and $476.1 million in 2015. Dividends per share of Common Stock increased 6.1% to $2.548 per share in 2017 compared to $2.402 per share in 2016, while dividends per share of Class B Common Stock increased 6.0% in 2017.

•
Proceeds from the exercise of stock options, including tax benefits. We received $63.3 million from employee exercises of stock options, net of employee taxes withheld from share-based awards in 2017, as compared to $94.8 million in 2016 and $55.7 million in 2015. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

•
Other. In February 2016, we used $35.8 million to purchase the remaining 20% of the outstanding shares of SGM. In September 2015, we acquired the remaining 49% interest in Hershey do Brasil Ltda. under a cooperative agreement with Bauducco for approximately $38.3 million. Additionally, in December 2015, we paid $10.0 million in contingent consideration to the shareholders of Krave.

Liquidity and Capital Resources
At December 31, 2017, our cash and cash equivalents totaled $380.2 million. At December 31, 2016, our cash and cash equivalents totaled $297.0 million. Our cash and cash equivalents at the end of 2017 increased $83.2 million compared to the 2016 year-end balance as a result of the sources of net cash outlined in the previous discussion.
Approximately 75% of the balance of our cash and cash equivalents at December 31, 2017 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total debt was $2.9 billion at December 31, 2017 and $3.0 billion at December 31, 2016. Our total debt decreased slightly in 2017 as we reduced our commercial paper and short-term foreign borrowings.
As a source of short-term financing, we maintain a $1.0 billion unsecured revolving credit facility, with an option to increase borrowings by an additional $400 million with the consent of the lenders. As of December 31, 2017, the termination date of this agreement is November 2020. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2017, we had $551 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2017.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2017, we had available capacity of $329 million under these lines of credit.
On January 8, 2018, we entered into an additional credit facility under which the Company may borrow up to $1.5 billion on an unsecured, revolving basis. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and acquisitions. This facility is scheduled to expire on January 7, 2019.
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
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017:

	Payments due by Period
	In millions of dollars
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes (excluding capital leases obligations)	$2,278.4	$300.1	$350.0	$84.7	$1,543.6
Interest expense (1)	725.3	78.4	148.9	107.2	390.8
Operating lease obligations (2)	254.3	16.2	31.5	24.2	182.4
Capital lease obligations (3)	193.5	3.4	7.0	7.8	175.3
Minimum pension plan funding obligations (4)	17.8	1.6	6.4	6.5	3.3
Unconditional purchase obligations (5)	1,646.6	1,359.7	283.7	3.2	—
Total obligations	$5,115.9	$1,759.4	$827.5	$233.6	$2,295.4

(1) Includes the net interest payments on fixed rate debt associated with long-term notes.
(2) Includes the minimum rental commitments under non-cancelable operating leases primarily for offices, retail stores, warehouses and distribution facilities.
(3) Includes the minimum rental commitments (including interest expense) under non-cancelable capital leases primarily for offices and warehouse facilities.
(4) Represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. For more information, see Note 9 to the Consolidated Financial Statements.
(5) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2017. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2017, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Consolidated Financial Statements.
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
Our trade promotional costs totaled $1,133.2 million, $1,157.4 million and $1,122.3 million in 2017, 2016 and 2015, respectively. The estimated costs of these programs are reasonably likely to change in the future due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. Over the three-year period ended December 31, 2017, actual promotional costs have not deviated from the estimated amount for a given year by more than 3%.
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

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:

•
Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2018, the expected return on plan assets assumption is 5.8%, which was the same percentage used during 2017. The historical average return (compounded annually) over the 20 years prior to December 31, 2017 was approximately 6.2%.

As of December 31, 2017, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $345 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $10 million.

•
Discount rate. Prior to December 31, 2017, the service and interest cost components of net periodic benefit cost were determined utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2018, we have elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along that yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. Compared to the method used in 2017, we expect this change to result in lower pension and other post-retirement benefit expense of approximately $6 million in 2018. This change will have no impact on pension and other post-retirement benefit liabilities and will be accounted for prospectively as a change in accounting estimate.

A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $4 million and the December 31, 2017 pension liability would increase by approximately $100 million or decrease by approximately $85 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $13 million in 2018. Pension expense beyond 2018 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations and the healthcare cost trend rate:

•
Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans' consolidated expense and the December 31, 2017 benefit liability would increase by approximately $26 million or decrease by approximately $22 million, respectively.

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
We test goodwill for impairment by performing either a qualitative or quantitative assessment. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge for the differential (up to the carrying value of goodwill). We test individual indefinite-lived intangible assets by comparing the estimated fair values with the book values of each asset.
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
At December 31, 2017, the net book value of our goodwill totaled $821.1 million and related to five reporting units. Based on our most recent quantitative testing, all of our reporting units had a percentage of excess fair value over carrying value of at least 100%. Therefore, as it relates to our 2017 annual testing performed at the beginning of the fourth quarter, we tested all five reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary. There were no other events or circumstances that would indicate that impairment may exist.
In February 2017, we commenced the Margin for Growth Program which includes an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded an impairment charge totaling $105.9 million representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition.
In 2016, in connection with our annual impairment testing of indefinite lived intangible assets, we recognized a trademark impairment charge of $4.2 million, primarily resulting from plans to discontinue a brand sold in India.
In 2015, we recorded a $280.8 million impairment charge resulting from our interim reassessment of the valuation of the SGM business, coupled with the write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition. As a result of declining performance levels and our post-acquisition assessment, we determined that GAAP required an interim impairment test of the SGM reporting unit. We performed the first step of this test as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment existed and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249.8 million non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter, we increased the value of acquired goodwill by $16.6 million, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities for additional commitments and contingencies that were identified through our post-acquisition assessment. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill in the third quarter, for a total impairment of $266.4 million. As of the date of our original impairment test, we also tested the other long-lived assets of SGM for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.

In connection with the 2014 SGM acquisition, we had assigned approximately $15 million of goodwill to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. As the net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter of 2015, we determined that an interim impairment test of the goodwill in this reporting unit was also required. We performed the first step of this test in the third quarter of 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test suggested that a goodwill impairment was probable, and the conclusions of the second step analysis resulted in a write-down of $14.4 million, representing the full value of goodwill attributed to this reporting unit as of October 4, 2015. As of the date of our original impairment test, we also tested the other long-lived assets of the China asset group for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
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
We enter into interest rate swap agreements and foreign currency forward exchange contracts for periods consistent with related underlying exposures. We enter into commodities futures and options contracts and other derivative instruments for varying periods. These commodity derivative instruments are intended to be, and are effective as, economic hedges of market price risks associated with anticipated raw material purchases, energy requirements and transportation costs. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage or prepayment features.
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
Interest Rate Risk
The total notional amount of interest rate swaps outstanding at December 31, 2017 and 2016 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at December 31, 2017 and 2016. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of December 31, 2017 would have increased interest expense by approximately $3.5 million and $3.6 million for the full year 2017 and 2016, respectively.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2017 and December 31, 2016 by approximately $134 million and $142 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
In order to manage interest rate exposure, in previous years we utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which were settled upon issuance of the related debt, were designated as cash flow hedges and the gains and losses that were deferred in other comprehensive income are being recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings. During 2016, we had one interest rate swap agreement in a cash flow hedging relationship with a notional amount of $500 million, which was settled in connection with the issuance of debt in August 2016, resulting in a payment of approximately $87 million which is reflected as an operating cash flow within the Consolidated Statement of Cash Flows.
Foreign Currency Exchange Rate Risk
We are exposed to currency fluctuations related to manufacturing or selling products in currencies other than the U.S. dollar. We may enter into foreign currency forward exchange contracts to reduce fluctuations in our long or short currency positions relating primarily to purchase commitments or forecasted purchases for equipment, raw materials and finished goods denominated in foreign currencies. We also may hedge payment of forecasted intercompany transactions with our subsidiaries outside of the United States. We generally hedge foreign currency price risks for periods from 3 to 12 months.
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2017		2016
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$19.5	Euros	$9.4	Euros
Foreign currency forward exchange contracts to sell foreign currencies	$158.2	Canadian dollars Brazilian reals Japanese yen	$80.4	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2017 and 2016, the net fair value of these instruments was a liability of $1.0 million and an asset of $1.4 million, respectively. Assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $19.7 million and $9.6 million, respectively.
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
During 2017, average cocoa futures contract prices decreased compared with 2016 and traded in a range between $0.87 and $0.99 per pound, based on the Intercontinental Exchange futures contract. Cocoa production was higher during the 2016 to 2017 crop year and outpaced the increases in global demand, which led to a rebuild in global cocoa stocks over the past year. As a result, cocoa prices declined in 2017 versus 2016 due to excess supply relative to demand. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2017	2016	2015	2014	2013
Annual Average	$0.91	$1.29	$1.40	$1.36	$1.09
High	0.99	1.38	1.53	1.45	1.26
Low	0.87	1.03	1.28	1.25	0.97
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

During 2017, prices for fluid dairy milk ranged from a low of $0.14 per pound to a high of $0.16 per pound, on a Class IV milk basis. Dairy prices were higher than 2016, driven by a decline in milk production in Europe and New Zealand. Additionally, in 2017, dairy butter prices reached record highs at $2.50 per pound as European Union inventories were strained by a supply shortage and adverse weather.
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the United States are currently higher than prices on the world sugar market. United States delivered east coast refined sugar prices traded in a range from $0.38 to $0.40 per pound during 2017.
Peanut prices in the United States began the year around $0.65 per pound and closed the year at $0.47 per pound. Higher planted acreage and optimal growing conditions throughout 2017 in the key U.S. peanut growing regions resulted in an estimated 21% larger crop versus the 2016 crop and drove price decreases. Almond prices began the year at $2.84 per pound and closed the year at $2.84 per pound. Almond supply is ample to support U.S. demand heading into 2018 as the 2017 crop is expected to be approximately 5.1% larger than the 2016 crop. (Source: Almond Board of California)
We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the Intercontinental Exchange or various other exchanges. These changes in value represent unrealized gains and losses. The cash transfers offset higher or lower cash requirements for the payment of future invoice prices of raw materials, energy requirements and transportation costs.
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $405.3 million as of December 31, 2017 and $739.4 million as of December 31, 2016. At the end of 2017, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2017 by $38.6 million, generally offset by a reduction in the cost of the underlying commodity purchases.

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
The 2017 financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm. The 2016 and 2015 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. Ernst & Young LLP's reports on our financial statements and internal controls over financial reporting as of December 31, 2017 are included herein.
The Audit Committee of the Board of Directors of the Company, consisting solely of independent, non-management directors, meets regularly with the independent auditors, internal auditors and management to discuss, among other things, the audit scope and results. Ernst & Young LLP and the internal auditors both have full and free access to the Audit Committee, with and without the presence of management.

/s/ MICHELE G. BUCK	/s/ PATRICIA A. LITTLE
Michele G. Buck Chief Executive Officer (Principal Executive Officer)	Patricia A. Little Chief Financial Officer (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of The Hershey Company (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company‘s auditor since 2016.

Philadelphia, Pennsylvania
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on Internal Control over Financial Reporting
We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of The Hershey Company (the Company) as of December 31, 2017, the related consolidated statements of income, comprehensive income, cash flows and stockholders' equity for the year ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Hershey Company:

We have audited the accompanying consolidated balance sheet of The Hershey Company and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows and stockholders’ equity for each of the years in the two-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hershey Company and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 21, 2017, except for the classification adjustments to the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, described in Note 1, as to which the date is February 27, 2018

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2017	2016	2015
Net sales	$7,515,426	$7,440,181	$7,386,626
Cost of sales	4,070,907	4,282,290	4,003,951
Gross profit	3,444,519	3,157,891	3,382,675
Selling, marketing and administrative expense	1,913,403	1,915,378	1,969,308
Long-lived asset impairment charges	208,712	—	—
Goodwill and indefinite-lived intangible asset impairment charges	—	4,204	280,802
Business realignment costs	47,763	32,526	94,806
Operating profit	1,274,641	1,205,783	1,037,759
Interest expense, net	98,282	90,143	105,773
Other (income) expense, net	65,691	16,159	30,139
Income before income taxes	1,110,668	1,099,481	901,847
Provision for income taxes	354,131	379,437	388,896
Net income including noncontrolling interest	756,537	720,044	512,951
Less: Net loss attributable to noncontrolling interest	(26,444)	—	—
Net income attributable to The Hershey Company	$782,981	$720,044	$512,951

Net income per share—basic:
Common stock	$3.79	$3.45	$2.40
Class B common stock	$3.44	$3.15	$2.19

Net income per share—diluted:
Common stock	$3.66	$3.34	$2.32
Class B common stock	$3.44	$3.14	$2.19

Dividends paid per share:
Common stock	$2.548	$2.402	$2.236
Class B common stock	$2.316	$2.184	$2.032

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2017			2016			2015
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$756,537			$720,044			$512,951
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$19,616	$—	19,616	$(13,041)	$—	(13,041)	$(59,707)	$—	(59,707)
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	28,718	(10,883)	17,835	20,304	(7,776)	12,528	(5,559)	2,002	(3,557)
Reclassification to earnings	46,305	(26,497)	19,808	56,604	(21,653)	34,951	52,469	(18,910)	33,559
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(4,931)	73	(4,858)	(52,708)	18,701	(34,007)	61,839	(23,520)	38,319
Reclassification to earnings	14,434	(3,853)	10,581	(16,482)	7,524	(8,958)	(36,634)	13,416	(23,218)
Total other comprehensive income (loss), net of tax	$104,142	$(41,160)	62,982	$(5,323)	$(3,204)	(8,527)	$12,408	$(27,012)	(14,604)
Total comprehensive income including noncontrolling interest			$819,519			$711,517			$498,347
Comprehensive loss attributable to noncontrolling interest			(25,604)			(3,664)			(2,152)
Comprehensive income attributable to The Hershey Company			$845,123			$715,181			$500,499

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$380,179	$296,967
Accounts receivable—trade, net	588,262	581,381
Inventories	752,836	745,678
Prepaid expenses and other	280,633	192,752
Total current assets	2,001,910	1,816,778
Property, plant and equipment, net	2,106,697	2,177,248
Goodwill	821,061	812,344
Other intangibles	369,156	492,737
Other assets	251,879	168,365
Deferred income taxes	3,023	56,861
Total assets	$5,553,726	$5,524,333
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523,229	$522,536
Accrued liabilities	676,134	750,986
Accrued income taxes	17,723	3,207
Short-term debt	559,359	632,471
Current portion of long-term debt	300,098	243
Total current liabilities	2,076,543	1,909,443
Long-term debt	2,061,023	2,347,455
Other long-term liabilities	438,939	400,161
Deferred income taxes	45,656	39,587
Total liabilities	4,622,161	4,696,646

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2017 and 2016	—	—
Common stock, shares issued: 299,281,967 in 2017 and 2016	299,281	299,281
Class B common stock, shares issued: 60,619,777 in 2017 and 2016	60,620	60,620
Additional paid-in capital	924,978	869,857
Retained earnings	6,371,082	6,115,961
Treasury—common stock shares, at cost: 149,040,927 in 2017 and 147,642,009 in 2016	(6,426,877)	(6,183,975)
Accumulated other comprehensive loss	(313,746)	(375,888)
Total—The Hershey Company stockholders’ equity	915,338	785,856
Noncontrolling interest in subsidiary	16,227	41,831
Total stockholders’ equity	931,565	827,687
Total liabilities and stockholders’ equity	$5,553,726	$5,524,333

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2017	2016	2015
Operating Activities
Net income including noncontrolling interest	$756,537	$720,044	$512,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	261,853	301,837	244,928
Stock-based compensation expense	51,061	54,785	51,533
Deferred income taxes	18,582	(38,097)	(38,537)
Impairment of goodwill, indefinite and long-lived assets (see Notes 3 and 7)	208,712	4,204	280,802
Loss on early extinguishment of debt (see Note 4)	—	—	28,326
Write-down of equity investments	66,209	43,482	39,489
Gain on settlement of SGM liability (see Note 2)	—	(26,650)	—
Other	77,291	51,375	28,467
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(6,881)	21,096	(24,440)
Inventories	(71,404)	13,965	52,049
Prepaid expenses and other current assets	18,214	(42,955)	118,007
Accounts payable and accrued liabilities	(52,960)	(63,467)	9,574
Accrued income taxes	(71,027)	(937)	36,848
Contributions to pension and other benefit plans	(56,433)	(41,697)	(53,273)
Other assets and liabilities	49,761	16,443	(30,413)
Net cash provided by operating activities	1,249,515	1,013,428	1,256,311
Investing Activities
Capital additions (including software)	(257,675)	(269,476)	(356,810)
Proceeds from sales of property, plant and equipment	7,609	3,651	1,205
Proceeds from sale of business	—	—	32,408
Equity investments in tax credit qualifying partnerships	(78,598)	(44,255)	(30,720)
Business acquisitions, net of cash and cash equivalents acquired	—	(285,374)	(218,654)
Sale of short-term investments	—	—	95,316
Net cash used in investing activities	(328,664)	(595,454)	(477,255)
Financing Activities
Net (decrease) increase in short-term debt	(81,426)	275,607	10,720
Long-term borrowings	954	792,953	599,031
Repayment of long-term debt	—	(500,000)	(355,446)
Payment of SGM liability (see Note 2)	—	(35,762)	—
Cash dividends paid	(526,272)	(499,475)	(476,132)
Repurchase of common stock	(300,312)	(592,550)	(582,623)
Exercise of stock options	63,288	94,831	55,703
Other	—	—	(48,270)
Net cash used in financing activities	(843,768)	(464,396)	(797,017)
Effect of exchange rate changes on cash and cash equivalents	6,129	(3,140)	(10,364)
Increase (decrease) in cash and cash equivalents	83,212	(49,562)	(28,325)
Cash and cash equivalents, beginning of period	296,967	346,529	374,854
Cash and cash equivalents, end of period	$380,179	$296,967	$346,529
Supplemental Disclosure
Interest paid (excluding loss on early extinguishment of debt in 2015)	$101,874	$90,951	$88,448
Income taxes paid	351,832	425,539	368,926

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2015	$—	$299,281	$60,620	$754,186	$5,860,784	$(5,161,236)	$(358,573)	$64,468	$1,519,530
Net income					512,951				512,951
Other comprehensive loss							(12,452)	(2,152)	(14,604)
Dividends:
Common Stock, $2.236 per share					(352,953)				(352,953)
Class B Common Stock, $2.032 per share					(123,179)				(123,179)
Stock-based compensation				50,722					50,722
Exercise of stock options and incentive-based transactions				8,204		71,500			79,704
Repurchase of common stock						(582,623)			(582,623)
Impact of reclassifications to and purchase of redeemable noncontrolling interest				(29,235)				(13,428)	(42,663)
Earnings of noncontrolling interests								577	577
Balance, December 31, 2015	—	299,281	60,620	783,877	5,897,603	(5,672,359)	(371,025)	49,465	1,047,462
Net income					720,044				720,044
Other comprehensive loss							(4,863)	(3,664)	(8,527)
Dividends (including dividend equivalents):
Common Stock, $2.402 per share					(369,292)				(369,292)
Class B Common Stock, $2.184 per share					(132,394)				(132,394)
Stock-based compensation				54,429					54,429
Exercise of stock options and incentive-based transactions				31,551		80,934			112,485
Repurchase of common stock						(592,550)			(592,550)
Loss of noncontrolling interest								(3,970)	(3,970)
Balance, December 31, 2016	—	299,281	60,620	869,857	6,115,961	(6,183,975)	(375,888)	41,831	827,687
Net income (loss)					782,981			(26,444)	756,537
Other comprehensive income							62,142	840	62,982
Dividends (including dividend equivalents):
Common Stock, $2.548 per share					(387,466)				(387,466)
Class B Common Stock, $2.316 per share					(140,394)				(140,394)
Stock-based compensation				49,243					49,243
Exercise of stock options and incentive-based transactions				5,878		57,410			63,288
Repurchase of common stock						(300,312)			(300,312)
Balance, December 31, 2017	$—	$299,281	$60,620	$924,978	$6,371,082	$(6,426,877)	$(313,746)	$16,227	$931,565

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest,(the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great-tasting snacks. The Company has more than 80 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 80 countries worldwide. Hershey is focused on growing its presence in key international markets while continuing to build its competitive advantage in North America. The Company currently operates through two reportable segments that are aligned with its management structure and the key markets it serves: North America and International and Other. For additional information on our segment presentation, see Note 11.
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. Net income (loss) attributable to noncontrolling interests in 2016 and 2015 was not considered significant and was recorded within selling, marketing and administrative expense in the Consolidated Statements of Income. See Note 12 for additional information on our noncontrolling interest. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. In addition, we use the equity method of accounting for our investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. See Note 8 for additional information on our equity investments in partnership entities qualifying for tax credits.
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
In 2017, 2016 and 2015, approximately 29%, 25% and 26%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $45,850 in 2017, $47,268 in 2016 and $49,281 in 2015. Advertising expense is also charged to expense as incurred and totaled $541,293 in 2017, $521,479 in 2016 and $561,644 in 2015. Prepaid advertising expense was $56 and $651 as of December 31, 2017 and 2016, respectively.
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
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with McLane Company, Inc. and Target Corporation, two customers served principally by our North America segment. As of December 31, 2017, McLane Company, Inc. accounted for approximately 24% of our total accounts receivable. Target Corporation accounted for approximately 11% of our total accounts receivable as of December 31, 2017. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $41,792 and $40,153 at December 31, 2017 and 2016, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2017, approximately 59% of our inventories, representing the majority of our U.S. inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses are valued at the lower of first-in, first-out (“FIFO”) cost or market. LIFO cost of inventories valued using the LIFO method was $443,492 as of December 31, 2017 and $402,919 as of December 31, 2016. The adjustment to LIFO, as shown in Note 16, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2017, 2016 or 2015.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2017 and December 31, 2016, property, plant and equipment includes assets under capital lease arrangements with net book values totaling $116,843 and $104,503, respectively. Total depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $211,592, $231,735 and $197,054, respectively, and includes depreciation on assets recorded under capital lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $104,881 and $95,301 at December 31, 2017 and 2016, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $296,042 and $322,807 as of December 31, 2017 and 2016, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
We review the carrying value of software and development costs for impairment in accordance with our policy pertaining to the impairment of long-lived assets.
Goodwill and Other Intangible Assets
Goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter. We test goodwill for impairment by performing either a qualitative or quantitative assessment. If we choose to perform a qualitative assessment, we evaluate economic, industry and company-specific factors in assessing the fair value of the related reporting unit. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, a quantitative test is then performed. Otherwise, no further testing is required. For those reporting units tested using a quantitative approach, we compare the fair value of each reporting unit with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, impairment is indicated, requiring recognition of a goodwill impairment charge for the differential (up to the carrying value of goodwill). We test individual indefinite-lived intangible assets by comparing the estimated fair values with the book values of each asset.
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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions, which are amortized over estimated useful lives of approximately 25 years, 15 years, and 5 years, respectively. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an impairment assessment and may adjust the remaining useful lives.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted the provisions of this ASU in the first quarter of 2017. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. The requirement to recognize excess tax benefits and deficiencies as income tax expense or benefit in the income statement was applied prospectively, with a benefit of $11,745 recognized during the year ended December 31, 2017. Additionally, within the Consolidated Statement of Cash Flows, the impact of the adoption resulted in a $24,901 increase in net cash flow from operating activities and a corresponding decrease in net cash flow from financing activities for the year ended December 31, 2017. These classification requirements were adopted retrospectively to the Consolidated Statement of Cash Flows. As a result, for the year ended December 31, 2016, the impact resulted in a $29,953 increase in net cash flow from operating activities and a corresponding $29,953 decrease in net cash flow from financing activities. For the year ended December 31, 2015, the impact resulted in a $41,855 increase in net cash flow from operating activities and a corresponding $41,855 decrease in net cash flow from financing activities.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminated Step 2 from the goodwill impairment test, which required a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities are permitted to adopt the standard early for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early-adopted the provisions of this ASU in the fourth quarter of 2017 in conjunction with our annual impairment testing. The adoption had no impact on our Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. This guidance requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. The new standard was originally effective for us on January 1, 2017; however, in July 2015 the FASB decided to defer the effective date by one year. Early application is not permitted, but reporting entities may choose to adopt the standard as of the original effective date. The standard permits the use of either the full retrospective or modified retrospective transition method. We have concluded our assessment of the new standard and will be adopting the provisions of this ASU in the first quarter of 2018 utilizing the modified retrospective transition method. The adoption of the new standard will not have a material impact on our Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This ASU will require an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if presented, or disclosed separately. In addition, only the service cost component may be eligible for capitalization where applicable. The amendments should be applied on a retrospective basis. ASU 2017-07 is effective for us beginning January 1, 2018, with early adoption permitted as of the beginning of a financial year. We will adopt the provisions of this ASU in the first quarter of 2018. Adoption of the new standard will only impact classification within our Consolidated Statements of Income.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. The amendment should be applied using the modified retrospective transition method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We intend to adopt the provisions of this ASU in the first quarter of 2018. We believe the adoption of the new standard will not have a material impact on our Consolidated Financial Statements.
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
2016 Activity
Ripple Brand Collective, LLC
On April 26, 2016, we completed the acquisition of all of the outstanding shares of Ripple Brand Collective, LLC, a privately held company that owned the barkTHINS mass premium chocolate snacking brand. The barkTHINS brand is largely sold in the United States in take-home resealable packages and is available in the club channel, as well as select natural and conventional grocers.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Shanghai Golden Monkey
In September 2014, we completed the acquisition of 80% of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. (“SGM”), a confectionery company based in Shanghai, China, whose product line is primarily sold through traditional trade channels. The acquisition was undertaken in order to leverage these traditional trade channels, which complemented our traditional China chocolate business that has historically been primarily distributed through Tier 1 or hypermarket channels.
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
2015 Activity
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Mauna Loa
In December 2014, we entered into an agreement to sell the Mauna Loa Macadamia Nut Corporation (“Mauna Loa”), a business that had historically been reported within our North America segment. The transaction closed in the first quarter of 2015, resulting in proceeds, net of selling expenses and an estimated working capital adjustment, of $32,408. The sale of Mauna Loa resulted in the recording of an additional loss on sale of $2,667 in the first quarter of 2015, based on updates to the selling expenses and tax benefits. The loss on the sale is reflected within business realignment costs in the Consolidated Statements of Income.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2017 and 2016 are as follows:

	North America	International and Other	Total
Goodwill	$667,056	$379,544	$1,046,600
Accumulated impairment loss	(4,973)	(357,375)	(362,348)
Balance at January 1, 2016	662,083	22,169	684,252
Acquired during the period (see Note 2)	128,110	—	128,110
Foreign currency translation	1,997	(2,015)	(18)
Balance at December 31, 2016	792,190	20,154	812,344
Foreign currency translation	7,739	978	8,717
Balance at December 31, 2017	$799,929	$21,132	$821,061
We had no goodwill impairment charges in 2017 or 2016. In 2015, we recorded goodwill impairment charges totaling $280,802, which resulted from our interim reassessment of the valuation of the SGM business, coupled with a write-down of goodwill attributed to the China chocolate business in connection with the SGM acquisition, as discussed below.
In 2015, since the SGM business had been performing below expectations, with net sales and earnings levels well below pre-acquisition levels, we performed an interim impairment test of the SGM reporting unit as of July 5, 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test indicated that the fair value of the reporting unit was less than the carrying amount as of the measurement date, suggesting that a goodwill impairment was probable, which required us to perform a second step analysis to confirm that an impairment exists and to determine the amount of the impairment based on our reassessed value of the reporting unit. Although preliminary, as a result of this reassessment, in the second quarter of 2015 we recorded an estimated $249,811 non-cash goodwill impairment charge, representing a write-down of all of the goodwill related to the SGM reporting unit as of July 5, 2015. During the third quarter of 2015, we increased the value of acquired goodwill by $16,599, with the corresponding offset principally represented by the establishment of additional opening balance sheet liabilities. We also finalized the impairment test of the goodwill relating to the SGM reporting unit, which resulted in a write-off of this additional goodwill in the third quarter, for a total impairment of $266,409. At this time, we also tested the other long-lived assets of SGM for recoverability by comparing the sum of the undiscounted cash flows to the carrying value of the asset group, and no impairment was indicated.
In connection with the 2014 SGM acquisition, we assigned approximately $15,000 of goodwill to our existing China chocolate business, as this reporting unit was expected to benefit from acquisition synergies relating to the sale of Golden Monkey-branded product through its Tier 1 and hypermarket distributor networks. As the net sales and earnings of our China business continued to be adversely impacted by macroeconomic challenges and changing consumer shopping behavior through the third quarter of 2015, we determined that an interim impairment test of the goodwill in this reporting unit was also required. We performed the first step of this test in the third quarter of 2015 using an income approach based on our estimates of future performance scenarios for the business. The results of this test suggested that a goodwill impairment was probable, and the conclusions of the second step analysis resulted in a write-down of $14,393, representing the full value of goodwill attributed to this reporting unit as of October 4, 2015.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$277,473	$(37,510)	$317,023	$(30,458)
Customer-related	128,182	(34,659)	200,409	(36,482)
Patents	17,009	(15,975)	16,426	(13,700)
Total	422,664	(88,144)	533,858	(80,640)

Intangible assets not subject to amortization:
Trademarks	34,636		39,519
Total other intangible assets	$369,156		$492,737

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
Total amortization expense for the years ended December 31, 2017, 2016 and 2015 was $23,376, $26,687 and $22,306, respectively.
Amortization expense for the next five years, based on current intangible balances, is estimated to be as follows:

Year ending December 31,	2018	2019	2020	2021	2022
Amortization expense	$20,529	$19,599	$19,360	$19,345	$19,345
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
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2017, we complied with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $440,148 at December 31, 2017 and $504,237 at December 31, 2016. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $110,684 at December 31, 2017 and $158,805 at December 31, 2016. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At December 31, 2017, we had outstanding commercial paper totaling $448,675, at a weighted average interest rate of 1.4%. At December 31, 2016, we had outstanding commercial paper totaling $473,666, at a weighted average interest rate of 0.6%.
The maximum amount of short-term borrowings outstanding during 2017 was $815,588. The weighted-average interest rate on short-term borrowings outstanding was 1.7% as of December 31, 2017 and 1.0% as of December 31, 2016.
Long-term Debt
Long-term debt consisted of the following:

December 31,	2017	2016
1.60% Notes due 2018	$300,000	$300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Capital lease obligations	99,194	83,619
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(16,427)	(14,275)
Total long-term debt	2,361,121	2,347,698
Less—current portion	300,098	243
Long-term portion	$2,061,023	$2,347,455
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Aggregate annual maturities of our long-term Notes (excluding capital lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2018	$300,098
2019	—
2020	350,000
2021	84,715
2022	—
Thereafter	1,543,639
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2017	2016	2015
Interest expense	$104,232	$97,851	$93,520
Capitalized interest	(4,166)	(5,903)	(12,537)
Loss on extinguishment of debt	—	—	28,326
Interest expense	100,066	91,948	109,309
Interest income	(1,784)	(1,805)	(3,536)
Interest expense, net	$98,282	$90,143	$105,773
5. DERIVATIVE INSTRUMENTS
We are exposed to market risks arising principally from changes in foreign currency exchange rates, interest rates and commodity prices. We use certain derivative instruments to manage these risks. These include interest rate swaps to manage interest rate risk, foreign currency forward exchange contracts to manage foreign currency exchange rate risk, and commodities futures and options contracts to manage commodity market price risk exposures.
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $405,288 as of December 31, 2017 and $739,374 as of December 31, 2016.

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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $135,962 at December 31, 2017 and $68,263 at December 31, 2016. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at December 31, 2017 and December 31, 2016, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at December 31, 2017 and 2016.
In order to manage interest rate exposure, in previous years we utilized interest rate swap agreements to protect against unfavorable interest rate changes relating to forecasted debt transactions. These swaps, which were settled upon issuance of the related debt, were designated as cash flow hedges and the gains and losses that were deferred in other comprehensive income are being recognized as an adjustment to interest expense over the same period that the hedged interest payments affect earnings. During 2016, we had one interest rate swap agreement in a cash flow hedging relationship with a notional amount of $500,000, which was settled in connection with the issuance of debt in August 2016, resulting in a payment of approximately $87,000 which is reflected as an operating cash flow within the Consolidated Statement of Cash Flows.
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2017 and 2016 was $25,246 and $22,099, respectively.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2017 and 2016:

December 31,	2017		2016
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$423	$1,427	$2,229	$809

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	—	1,897	1,768	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	390	3,054	2,348	10,000
Deferred compensation derivatives	1,581	—	717	—
Foreign exchange contracts	31	—	—	16
	2,002	3,054	3,065	10,016
Total	$2,425	$6,378	$7,062	$10,825

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of December 31, 2017, amounts reflected on a net basis in liabilities were assets of $48,505 and liabilities of $50,179, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2016 were assets of $140,885 and liabilities of $150,872. At December 31, 2017 and 2016, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2017	2016	2017	2016	2017	2016
Commodities futures and options	$(55,734)	$(171,753)	$—	$—	$(1,774)	$30,783
Foreign exchange contracts	(23)	(46)	(4,931)	(5,485)	(3,180)	(5,625)
Interest rate swap agreements	—	—	—	(47,223)	(9,480)	(8,676)
Deferred compensation derivatives	4,497	2,203	—	—	—	—
Total	$(51,260)	$(169,596)	$(4,931)	$(52,708)	$(14,434)	$16,482

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $10,484 as of December 31, 2017. This amount was primarily associated with interest rate swap agreements.
Fair Value Hedges
For the years ended December 31, 2017 and 2016, we recognized a net pretax benefit to interest expense of $2,660 and $4,365 relating to our fixed-to-floating interest swap arrangements.

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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2017 and 2016:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2017:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$454	$—	$454
Deferred compensation derivatives (3)	—	1,581	—	1,581
Commodities futures and options (4)	390	—	—	390
Liabilities:
Foreign exchange contracts (1)	—	1,427	—	1,427
Interest rate swap agreements (2)	—	1,897	—	1,897
Commodities futures and options (4)	3,054	—	—	3,054
December 31, 2016:
Assets:
Foreign exchange contracts (1)	$—	$2,229	$—	$2,229
Interest rate swap agreements (2)	—	1,768	—	1,768
Deferred compensation derivatives (3)	—	717	—	717
Commodities futures and options (4)	2,348	—	—	2,348
Liabilities:
Foreign exchange contracts (1)	—	825	—	825
Commodities futures and options (4)	10,000	—	—	10,000

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2017 and December 31, 2016 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
At December 31,	2017	2016	2017	2016
Current portion of long-term debt	$299,430	$243	$300,098	$243
Long-term debt	2,113,296	2,379,054	2,061,023	2,347,455
Total	$2,412,726	$2,379,297	$2,361,121	$2,347,698
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
7. BUSINESS REALIGNMENT ACTIVITIES
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded in 2017, 2016 and 2015 related to these activities are as follows:

For the years ended December 31,	2017	2016	2015
Margin for Growth Program:
Severance	$32,554	$—	$—
Accelerated depreciation	6,873	—	—
Other program costs	16,407	—	—
Operational Optimization Program:
Severance	13,828	17,872	—
Accelerated depreciation	—	48,590	—
Other program costs	(303)	21,831	—
2015 Productivity Initiative:
Severance	—	—	81,290
Pension settlement charges	—	13,669	10,178
Other program costs	—	5,609	14,285
Other international restructuring programs:
Severance	—	—	6,651
Accelerated depreciation and amortization	—	—	5,904
Mauna Loa Divestiture (see Note 2)	—	—	2,667
Total	$69,359	$107,571	$120,975
The costs and related benefits of the Margin for Growth Program relate approximately 45% to the North America segment and 55% to the International and Other segment. The costs and related benefits of the Operational Optimization Program relate approximately 35% to the North America segment and 65% to the International and Other segment on a cumulative program to date basis. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North American segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.

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
The Company estimates that the “Margin for Growth” program will result in total pre-tax charges of $375,000 to $425,000 from 2017 to 2019.  This estimate includes plant and office closure expenses of $100,000 to $115,000, net intangible asset impairment charges of $100,000 to $110,000, employee separation costs of $80,000 to $100,000, contract termination costs of approximately $25,000, and other business realignment costs of $70,000 to $75,000. The cash portion of the total charge is estimated to be $150,000 to $175,000. The Company expects that implementation of the program will reduce its global workforce by approximately 15%, with a majority of the reductions coming from hourly headcount positions outside of the United States.
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
During 2017, we recognized estimated employee severance totaling $32,554. These charges relate largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model. We also recognized non-cash, asset-related incremental depreciation expense totaling $6,873 as part of optimizing the North America supply chain. During 2017, we also incurred other program costs totaling $16,407, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
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
For the year ended December 31, 2017, we incurred pre-tax costs totaling $13,525, primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $8,000 over the next twelve months to complete the remaining facility consolidation efforts relating to this program.
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
Other international restructuring programs
Costs incurred for the year ended December 31, 2015 related principally to accelerated depreciation and amortization and employee severance costs for minor programs commenced in 2014 to rationalize certain non-U.S. manufacturing and distribution activities and to establish our own sales and distribution teams in Brazil in connection with our exit from the Bauducco joint venture.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2017	2016	2015
Cost of sales	$5,147	$58,106	$8,801
Selling, marketing and administrative expense	16,449	16,939	17,368
Business realignment costs	47,763	32,526	94,806
Costs associated with business realignment activities	$69,359	$107,571	$120,975
The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2017:

Total
Liability balance at December 31, 2016	$3,725
2017 business realignment charges (1)	61,872
Cash payments	(26,536)
Other, net	(69)
Liability balance at December 31, 2017 (reported within accrued and other long-term liabilities)	$38,992

(1)
The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges. These costs do not include items charged directly to expense, such as accelerated depreciation and amortization and certain of the third-party charges associated with various programs, as those items are not reflected in the business realignment liability in our Consolidated Balance Sheets.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

8. INCOME TAXES
The components of income (loss) before income taxes are as follows:

For the years ended December 31,	2017	2016	2015
Domestic	$1,187,825	$1,395,440	$1,357,618
Foreign	(77,157)	(295,959)	(455,771)
Income before income taxes	$1,110,668	$1,099,481	$901,847
The components of our provision for income taxes are as follows:

For the years ended December 31,	2017	2016	2015
Current:
Federal	$314,277	$391,705	$409,060
State	37,628	51,706	47,978
Foreign	(16,356)	(25,877)	(29,605)
	335,549	417,534	427,433
Deferred:
Federal	19,204	(7,706)	(31,153)
State	7,573	(452)	(2,346)
Foreign	(8,195)	(29,939)	(5,038)
	18,582	(38,097)	(38,537)
Total provision for income taxes	$354,131	$379,437	$388,896
U.S. Tax Cuts and Jobs Act of 2017
The U.S. Tax Cuts and Jobs Act, enacted in December 2017, (“U.S. tax reform”) significantly changes U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.
In response to U.S. tax reform, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB No. 118”) to provide guidance to registrants in applying ASC Topic 740 in connection with U.S. tax reform. SAB No. 118 provides that in the period of enactment, the income tax effects of U.S. tax reform may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a “measurement period.” The measurement period begins in the reporting period of U.S. tax reform’s enactment and ends when a registrant has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. SAB No. 118 also describes supplemental disclosure that should accompany the provisional amounts.
U.S. tax reform represents the first significant change in U.S. tax law in over 30 years. As permitted by SAB No. 118, some elements of the tax expense recorded in the fourth quarter of 2017 due to the enactment of U.S. tax reform are considered “provisional,” based on reasonable estimates. The Company is continuing to collect and analyze detailed information about deferred income taxes, the earnings and profits of its non-U.S. subsidiaries, the related taxes paid, the amounts which could be repatriated, the foreign taxes which may be incurred on repatriation and the associated impact of these items under U.S. tax reform. The Company may record adjustments to refine those estimates during the measurement period, as additional analysis is completed.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As a result, we recorded a net charge of $32.5 million during the fourth quarter of 2017.  This amount, which is reflected within the provision for income taxes in the Consolidated Statement of Income, includes the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.  The impact of the U.S. tax reform may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued and actions taken by Hershey as a result of the U.S. tax reform.

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2017	2016
Deferred tax assets:
Post-retirement benefit obligations	$58,306	$90,584
Accrued expenses and other reserves	103,769	141,228
Stock-based compensation	31,364	48,500
Derivative instruments	27,109	44,010
Pension	—	14,662
Lease financing obligation	12,310	18,950
Accrued trade promotion reserves	26,028	50,463
Net operating loss carryforwards	226,142	143,085
Capital loss carryforwards	23,215	38,691
Other	7,748	14,452
Gross deferred tax assets	515,991	604,625
Valuation allowance	(312,148)	(235,485)
Total deferred tax assets	203,843	369,140
Deferred tax liabilities:
Property, plant and equipment, net	132,443	202,300
Acquired intangibles	68,476	113,074
Inventories	20,769	27,608
Pension	969	—
Other	23,819	8,884
Total deferred tax liabilities	246,476	351,866
Net deferred tax (liabilities) assets	$(42,633)	$17,274
Included in:
Non-current deferred tax assets, net	3,023	56,861
Non-current deferred tax liabilities, net	(45,656)	(39,587)
Net deferred tax (liabilities) assets	$(42,633)	$17,274
Changes in deferred taxes includes the impact of remeasurement on U.S. deferred taxes at the lower enacted corporate tax rates resulting from the U.S. tax reform. Changes in deferred tax assets for net operating loss carryforwards resulted primarily from current year losses in foreign jurisdictions.
The valuation allowances as of December 31, 2017 and 2016 are primarily related to U.S. capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2017	2016	2015
Federal statutory income tax rate	35.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.6	3.4	4.2
Qualified production income deduction	(2.9)	(3.8)	(4.4)
Business realignment and impairment charges and gain on sale of trademark licensing rights	4.3	0.4	10.8
Foreign rate differences	(4.3)	3.6	2.2
Historic and solar tax credits	(4.8)	(3.3)	(3.3)
U.S. tax reform	2.9	—	—
Other, net	(0.9)	(0.8)	(1.4)
Effective income tax rate	31.9%	34.5%	43.1%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2017	2016
Balance at beginning of year	$36,002	$33,411
Additions for tax positions taken during prior years	2,492	2,804
Reductions for tax positions taken during prior years	(1,689)	(4,080)
Additions for tax positions taken during the current year	10,018	9,100
Settlements	(1,481)	—
Expiration of statutes of limitations	(3,260)	(5,233)
Balance at end of year	$42,082	$36,002
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $37,587 as of December 31, 2017 and $27,691 as of December 31, 2016.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $795 in 2017, a net tax benefit of $75 in 2016 and a net tax expense of $1,153 in 2015 for interest and penalties. Accrued net interest and penalties were $4,966 as of December 31, 2017 and $3,716 as of December 31, 2016.
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
The Company’s major taxing jurisdictions currently include the United States (federal and state), as well as various foreign jurisdictions such as Canada, China, Mexico, Brazil, India, Malaysia and Switzerland. The number of years with open tax audits varies depending on the tax jurisdiction, with 2013 representing the earliest tax year that remains open for examination by certain taxing authorities. In 2017, the U.S. Internal Revenue Service began an examination of our U.S. federal income tax returns for 2013 and 2014.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $8,089 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of December 31, 2017, we had approximately $370,027 of undistributed earnings of our international subsidiaries. We intend to continue to reinvest earnings outside the United States for the foreseeable future and, therefore, have not recognized additional tax expense (e.g., foreign withholding taxes) on these earnings beyond the one-time U.S. repatriation tax due under the Tax Cuts and Jobs Act.

Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2017 and 2016, we recognized investment tax credits and related outside basis difference benefit totaling $74,600 and $52,342, respectively, and we wrote-down the equity investment by $66,209 and $43,482, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2017	2016	2017	2016
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,118,318	$1,169,424	$242,846	$255,617
Service cost	20,657	23,075	263	299
Interest cost	40,996	41,875	8,837	9,731
Plan amendments	(8,473)	(43,065)	—	—
Actuarial (gain) loss	40,768	15,804	2,207	(2,998)
Settlement	(44,978)	(59,784)	—	—
Currency translation and other	6,749	1,416	889	314
Benefits paid	(56,473)	(30,427)	(18,930)	(20,117)
Projected benefit obligation at end of year	1,117,564	1,118,318	236,112	242,846
Change in plan assets
Fair value of plan assets at beginning of year	1,023,676	1,041,902	—	—
Actual return on plan assets	121,241	49,012	—	—
Employer contributions	37,503	21,580	18,930	20,117
Settlement	(44,978)	(59,784)	—	—
Currency translation and other	5,257	1,393	—	—
Benefits paid	(56,473)	(30,427)	(18,930)	(20,117)
Fair value of plan assets at end of year	1,086,226	1,023,676	—	—
Funded status at end of year	$(31,338)	$(94,642)	$(236,112)	$(242,846)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$14,988	$39	$—	$—
Accrued liabilities	(6,916)	(28,994)	(20,792)	(22,576)
Other long-term liabilities	(39,410)	(65,687)	(215,320)	(220,270)
Total	$(31,338)	$(94,642)	$(236,112)	$(242,846)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(207,659)	$(243,228)	$8,313	$9,264
Net prior service credit (cost)	30,994	28,360	(1,174)	(1,565)
Net amounts recognized in AOCI	$(176,665)	$(214,868)	$7,139	$7,699
The accumulated benefit obligation for all defined benefit pension plans was $1,077,112 as of December 31, 2017 and $1,081,261 as of December 31, 2016.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2017	2016
Projected benefit obligation	$711,767	$1,118,294
Accumulated benefit obligation	675,660	1,081,254
Fair value of plan assets	665,441	1,023,613
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2017	2016	2015	2017	2016	2015
Amounts recognized in net periodic benefit cost
Service cost	$20,657	$23,075	$28,300	$263	$299	$542
Interest cost	40,996	41,875	44,179	8,837	9,731	10,187
Expected return on plan assets	(57,370)	(58,820)	(68,830)	—	—	—
Amortization of prior service (credit) cost	(5,822)	(1,555)	(1,178)	748	575	611
Amortization of net loss (gain)	33,648	34,940	30,510	(1)	(13)	(57)
Curtailment credit	—	—	(688)	—	—	204
Settlement loss	17,732	22,657	23,067	—	—	—
Total net periodic benefit cost	$49,841	$62,172	$55,360	$9,847	$10,592	$11,487

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(73,768)	$(31,772)	$(21,554)	$2,139	$(3,047)	$(26,270)
Prior service (credit) cost	(2,650)	(41,517)	1,748	(744)	(572)	(834)
Total recognized in other comprehensive (income) loss, pre-tax	$(76,418)	$(73,289)	$(19,806)	$1,395	$(3,619)	$(27,104)
Net amounts recognized in periodic benefit cost and AOCI	$(26,577)	$(11,117)	$35,554	$11,242	$6,973	$(15,617)
Amounts expected to be amortized from AOCI into net periodic benefit cost during 2018 are as follows:

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss	$26,735	$—
Amortization of prior service (credit) cost	$(7,197)	$836
Assumptions
The weighted-average assumptions used in computing the benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2017	2016	2017	2016
Discount rate	3.4%	3.8%	3.5%	3.8%
Rate of increase in compensation levels	3.8%	3.8%	N/A	N/A

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2017	2016	2015	2017	2016	2015
Discount rate	3.8%	4.0%	3.7%	3.8%	4.0%	3.7%
Expected long-term return on plan assets	5.8%	6.1%	6.3%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	4.1%	N/A	N/A	N/A

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

Prior to December 31, 2017, the service and interest cost components of net periodic benefit cost were determined utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2018, we have elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change does not affect the measurement of our pension and other post-retirement benefit liabilities but generally results in lower benefit expense in periods when the yield curve is upward sloping. Compared to the method used in 2017, we expect this change to result in lower pension and other post-retirement benefit expense of approximately $5,800 in 2018. We are accounting for this change prospectively as a change in accounting estimate that is inseparable from a change in accounting principle.

For purposes of measuring our post-retirement benefit obligation at December 31, 2017, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits for 2018, grading down to 5.0% by 2023. For measurement purposes as of December 31, 2016, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits for 2017, grading down to 5.0% by 2021. Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$148	$(129)
Effect on accumulated post-retirement benefit obligation	3,133	(2,758)
The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables with MP-2017 generational projection scales, which we adopted as of December 31, 2017. Adoption of the updated scale did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2017 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	25%
Fixed income securities	49%
Alternative investments, including real estate, listed infrastructure and other	25%

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of December 31, 2017, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2017:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$1,179	$18,161	$—	$730	$20,070
Equity securities:
Global all-cap (a)	—	—	—	276,825	276,825
Fixed income securities:
U.S. government/agency	—	—	—	239,686	239,686
Corporate bonds (b)	—	33,019	—	162,633	195,652
Collateralized obligations (c)	—	40,350	—	34,538	74,888
International government/corporate bonds (d)	—	—	—	32,447	32,447
Alternative investments:
Global diversified assets (e)	—	—	—	149,030	149,030
Global real estate investment trusts (f)	—	—	—	50,213	50,213
Global infrastructure (g)	—	—	—	47,415	47,415
Total pension plan assets	$1,179	$91,530	$—	$993,517	$1,086,226
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2016:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Total
Cash and cash equivalents	$576	$9,540	$—	$10,116
Equity securities:
Global all-cap (a)	20,216	242,214	—	262,430
Fixed income securities:
U.S. government/agency	—	228,648	—	228,648
Corporate bonds (b)	—	199,634	—	199,634
Collateralized obligations (c)	—	50,532	—	50,532
International government/corporate bonds (d)	—	30,928	—	30,928
Alternative investments:
Global diversified assets (e)	—	146,975	—	146,975
Global real estate investment trusts (f)	—	48,000	—	48,000
Global infrastructure (g)	—	46,413	—	46,413
Total pension plan assets	$20,792	$1,002,884	$—	$1,023,676

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

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
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2017. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $37,503 during 2017. This included contributions totaling $29,201 to fund payouts from the unfunded supplemental retirement plans and $6,461 to complete the termination of the Hershey Company Puerto Rico Hourly Pension Plan, which was approved in 2016 by the Company's Board Compensation and Executive Organization Committee. In 2016, we made total contributions of $21,580 to the pension plans. For 2018, minimum funding requirements for our pension plans are approximately $1,591.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2018	2019	2020	2021	2022	2023-2027
Pension Benefits	$126,392	$78,614	$85,804	$87,159	$107,005	$407,769
Other Benefits	20,773	19,026	17,768	16,863	15,767	69,003

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

Multiemployer Pension Plan
During 2016, we exited a facility as part of the 2016 Operational Optimization Program (see Note 7) and no longer participate in the BCTGM Union and Industry Canadian Pension Plan, a trustee-managed multiemployer defined benefit pension plan. Our obligation during the term of the collective bargaining agreement was limited to remitting the required contributions to the plan and contributions made were not significant during 2015 through 2016.
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $46,154 in 2017, $43,545 in 2016 and $44,285 in 2015.
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
As of December 31, 2017, 65.8 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2017	2016	2015
Pre-tax compensation expense	$51,061	$54,785	$51,533
Related income tax benefit	13,684	17,148	17,109
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of December 31, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $62,274 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
The exercise price of each stock option awarded under the EICP equals the closing price of our Common Stock on the New York Stock Exchange on the date of grant. Each stock option has a maximum term of 10 years. Grants of stock options provide for pro-rated vesting, typically over a four-year period. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of stock options for the year ended December 31, 2017 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	6,192,008	$82.67	6.2 years
Granted	1,094,155	$108.06
Exercised	(1,133,511)	$69.64
Forfeited	(231,590)	$103.03
Outstanding as of December 31, 2017	5,921,062	$89.06	5.8 years	$141,893
Options exercisable as of December 31, 2017	3,699,469	$81.65	4.3 years	$116,067
The weighted-average fair value of options granted was $15.76, $11.46 and $18.99 per share in 2017, 2016 and 2015, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2017	2016	2015
Dividend yields	2.4%	2.4%	2.1%
Expected volatility	17.2%	16.8%	20.7%
Risk-free interest rates	2.2%	1.5%	1.9%
Expected term in years	6.8	6.8	6.7

●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;
●	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and
●	“Expected term” means the period of time that stock options granted are expected to be outstanding based primarily on historical data.
The total intrinsic value of options exercised was $45,998, $73,944 and $66,161 in 2017, 2016 and 2015, respectively.
As of December 31, 2017, there was $15,849 of total unrecognized compensation cost related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 2.4 years.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table summarizes information about stock options outstanding as of December 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/17	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/17	Weighted- Average Exercise Price
$33.40 - $81.73	1,985,084	3.4	$63.53	1,985,084	$63.53
$81.74 - $105.91	2,060,833	6.9	$97.25	929,199	$99.72
$105.92 - $111.76	1,875,145	7.1	$107.06	785,186	$106.04
$33.40 - $111.76	5,921,062	5.8	$89.06	3,699,469	$81.65
Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. The performance scores for 2015 through 2017 grants of PSUs can range from 0% to 250% of the targeted amounts.
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
In 2017, 2016 and 2015, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation cost associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2017 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	828,228	$102.66
Granted	478,044	$110.97
Performance assumption change	21,305	$96.71
Vested	(277,261)	$109.35
Forfeited	(126,952)	$107.91
Outstanding at end of year	923,364	$103.11
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the years ended December 31,	2017	2016	2015
Units granted	478,044	545,750	381,407
Weighted-average fair value at date of grant	$110.97	$93.55	$104.68
Monte Carlo simulation assumptions:
Estimated values	$46.85	$38.02	$61.22
Dividend yields	2.3%	2.5%	2.0%
Expected volatility	20.4%	17.0%	14.9%

●	“Estimated values” means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;
●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.
The fair value of shares vested totaled $29,981, $22,062 and $46,113 in 2017, 2016 and 2015, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 369,278 units as of December 31, 2017. Each unit is equivalent to one share of the Company’s Common Stock.
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

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in China, Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

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
Our segment net sales and earnings were as follows:

For the years ended December 31,	2017	2016	2015
Net sales:
North America	$6,621,173	$6,532,988	$6,468,158
International and Other	894,253	907,193	918,468
Total	$7,515,426	$7,440,181	$7,386,626

Segment income (loss):
North America	$2,045,550	$2,040,995	$2,073,967
International and Other	11,532	(29,139)	(98,067)
Total segment income	2,057,082	2,011,856	1,975,900
Unallocated corporate expense (1)	504,323	497,423	497,386
Unallocated mark-to-market (gains) losses on commodity derivatives	(35,292)	163,238	—
Goodwill, indefinite and long-lived asset impairment charges	208,712	4,204	280,802
Costs associated with business realignment activities	69,359	107,571	120,975
Non-service related pension expense	35,028	27,157	18,079
Acquisition and integration costs	311	6,480	20,899
Operating profit	1,274,641	1,205,783	1,037,759
Interest expense, net	98,282	90,143	105,773
Other (income) expense, net	65,691	16,159	30,139
Income before income taxes	$1,110,668	$1,099,481	$901,847

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

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

For the years ended December 31,	2017	2016
Net losses on mark-to-market valuation of commodity derivative positions recognized in income	$55,734	$171,753
Net losses on commodity derivative positions reclassified from unallocated to segment income	(91,026)	(8,515)
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(35,292)	$163,238
As of December 31, 2017, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $127,946. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $94,449 to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2017	2016	2015
North America	$171,265	$162,211	$153,185
International and Other	42,542	50,753	46,342
Corporate (1)	48,046	88,873	45,401
Total	$261,853	$301,837	$244,928

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 7. Such amounts are not included within our measure of segment income.

Additional geographic information is as follows:

	2017	2016	2015
Net sales:
United States	$6,263,703	$6,196,723	$6,116,490
Other	1,251,723	1,243,458	1,270,136
Total	$7,515,426	$7,440,181	$7,386,626

Long-lived assets:
United States	$1,575,496	$1,528,255	$1,528,723
Other	531,201	648,993	711,737
Total	$2,106,697	$2,177,248	$2,240,460
12. EQUITY AND NONCONTROLLING INTEREST
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2017. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Stock and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2017, 2016, and 2015 no shares of Class B Stock were converted into Common Stock.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2017	2016	2015
Shares issued	359,901,744	359,901,744	359,901,744
Treasury shares at beginning of year	(147,642,009)	(143,124,384)	(138,856,786)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	—	(4,640,964)	(4,209,112)
Milton Hershey School Trust repurchase	(1,500,000)	—	—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	(1,278,675)	(1,820,766)	(1,776,838)
Stock issuances:
Shares issued for stock options and incentive compensation	1,379,757	1,944,105	1,718,352
Treasury shares at end of year	(149,040,927)	(147,642,009)	(143,124,384)
Net shares outstanding at end of year	210,860,817	212,259,735	216,777,360
We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The programs have no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Hershey Trust Company
Hershey Trust Company, as trustee for the Milton Hershey School Trust (the "Trust") and as direct owner of investment shares, held 8,403,121 shares of our Common Stock as of December 31, 2017. As trustee for the Trust, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2017, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
In August 2017, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company agreed to purchase 1,500,000 shares of the Company’s common stock from the Trust at a price equal to $106.01 per share, for a total purchase price of $159,015.

Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2017 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2016	$41,831
Net loss attributable to noncontrolling interest	(26,444)
Other comprehensive income - foreign currency translation adjustments	840
Balance, December 31, 2017	$16,227
The 2017 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 7). The 2016 net loss attributable to noncontrolling interests totaled $3,970, which was presented within selling, marketing and administrative expense in the Consolidated Statements of Income since the amount was not considered significant.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

13. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2017.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2017, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2017, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2017:

in millions	2018	2019	2020	2021	2022
Purchase obligations	$1,359.7	$272.3	$11.4	$2.5	$0.7
Lease commitments
We also have commitments under various operating and capital lease arrangements. Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of December 31, 2017:

	Operating leases (1)	Capital leases (2)
2018	$16,241	$3,401
2019	16,784	3,469
2020	14,763	3,538
2021	12,914	3,609
2022	11,267	4,216
Thereafter	182,368	175,313

(1)
Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities. Total rent expense for the years ended December 31, 2017, 2016 and 2015 was $25,525, $20,330 and $19,754, respectively, including short-term rentals.

(2)	Future minimum rental payments reflect commitments under non-cancelable capital leases primarily for offices and warehouse facilities.

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
Collective Bargaining
As of December 31, 2017, the Company employed approximately 15,360 full-time and 1,550 part-time employees worldwide. Collective bargaining agreements covered approximately 5,450 employees, or approximately 32% of the Company’s employees worldwide. During 2018, agreements will be negotiated for certain employees at four facilities outside of the United States, comprising approximately 72% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2017		2016		2015
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$385,878	$140,394	$367,081	$132,394	$352,953	$123,179
Allocation of undistributed earnings	188,286	68,423	162,299	58,270	27,324	9,495
Total earnings—basic	$574,164	$208,817	$529,380	$190,664	$380,277	$132,674

Denominator (shares in thousands):
Total weighted-average shares—basic	151,625	60,620	153,519	60,620	158,471	60,620

Earnings Per Share—basic	$3.79	$3.44	$3.45	$3.15	$2.40	$2.19

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$574,164	$208,817	$529,380	$190,664	$380,277	$132,674
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	208,817	—	190,664	—	132,674	—
Reallocation of undistributed earnings	—	(492)	—	(324)	—	(69)
Total earnings—diluted	$782,981	$208,325	$720,044	$190,340	$512,951	$132,605

Denominator (shares in thousands):
Number of shares used in basic computation	151,625	60,620	153,519	60,620	158,471	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—	60,620	—
Employee stock options	1,144	—	964	—	1,335	—
Performance and restricted stock units	353	—	201	—	225	—
Total weighted-average shares—diluted	213,742	60,620	215,304	60,620	220,651	60,620

Earnings Per Share—diluted	$3.66	$3.44	$3.34	$3.14	$2.32	$2.19
The earnings per share calculations for the years ended December 31, 2017, 2016 and 2015 excluded 2,374, 3,680 and 2,660 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

15. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2017	2016	2015
Write-down of equity investments in partnerships qualifying for tax credits	$66,209	$43,482	$39,489
Settlement of SGM liability (see Note 2)	—	(26,650)	—
Gain on sale of non-core trademark	—	—	(9,950)
Other (income) expense, net	(518)	(673)	600
Total	$65,691	$16,159	$30,139

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

16. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2017	2016
Inventories:
Raw materials	$224,940	$315,239
Goods in process	93,627	88,490
Finished goods	614,945	528,587
Inventories at FIFO	933,512	932,316
Adjustment to LIFO	(180,676)	(186,638)
Total inventories	$752,836	$745,678

Property, plant and equipment:
Land	$108,300	$103,865
Buildings	1,214,158	1,238,634
Machinery and equipment	2,925,353	3,001,552
Construction in progress	212,912	230,987
Property, plant and equipment, gross	4,460,723	4,575,038
Accumulated depreciation	(2,354,026)	(2,397,790)
Property, plant and equipment, net	$2,106,697	$2,177,248

Other assets:
Capitalized software, net	$104,881	$95,301
Income tax receivable	—	1,449
Other non-current assets	146,998	71,615
Total other assets	$251,879	$168,365

Accrued liabilities:
Payroll, compensation and benefits	$190,863	$240,080
Advertising and promotion	305,107	358,573
Other	180,164	152,333
Total accrued liabilities	$676,134	$750,986

Other long-term liabilities:
Post-retirement benefits liabilities	$215,320	$220,270
Pension benefits liabilities	39,410	65,687
Other	184,209	114,204
Total other long-term liabilities	$438,939	$400,161

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(91,837)	$(110,613)
Pension and post-retirement benefit plans, net of tax	(169,526)	(207,169)
Cash flow hedges, net of tax	(52,383)	(58,106)
Total accumulated other comprehensive loss	$(313,746)	$(375,888)

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2017	First	Second	Third	Fourth
Net sales	$1,879,678	$1,662,991	$2,033,121	$1,939,636
Gross profit	906,560	763,210	940,222	834,527
Net income attributable to The Hershey Company	125,044	203,501	273,303	181,133
Common stock:
Net income per share—Basic(a)	0.60	0.98	1.32	0.88
Net income per share—Diluted(a)	0.58	0.95	1.28	0.85
Dividends paid per share	0.618	0.618	0.656	0.656
Class B common stock:
Net income per share—Basic(a)	0.55	0.89	1.20	0.80
Net income per share—Diluted(a)	0.55	0.89	1.20	0.80
Dividends paid per share	0.562	0.562	0.596	0.596
Market price—common stock:
High	109.61	115.96	110.50	115.45
Low	103.45	106.41	104.06	102.87

Year 2016	First	Second	Third	Fourth
Net sales	$1,828,812	$1,637,671	$2,003,454	$1,970,244
Gross profit	817,376	747,398	850,848	742,269
Net income attributable to The Hershey Company	229,832	145,956	227,403	116,853
Common stock:
Net income per share—Basic(a)	1.09	0.70	1.09	0.56
Net income per share—Diluted(a)	1.06	0.68	1.06	0.55
Dividends paid per share	0.583	0.583	0.618	0.618
Class B common stock:
Net income per share—Basic(a)	0.99	0.64	0.99	0.51
Net income per share—Diluted(a)	0.99	0.64	0.99	0.51
Dividends paid per share	0.530	0.530	0.562	0.562
Market price—common stock:
High	93.71	113.49	113.89	104.44
Low	83.32	89.60	94.64	94.63

(a)	Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year.
18. SUBSEQUENT EVENTS
Short-term Debt
On January 8, 2018, we entered into an additional credit facility under which the Company may borrow up to $1.5 billion on an unsecured, revolving basis. Funds borrowed may be used for general corporate purposes, including commercial paper backstop and acquisitions. This facility is scheduled to expire on January 7, 2019.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Business Acquisition
On January 31, 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. (“Amplify”), a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega, Paqui and Tyrrells. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. The business enables us to capture more consumer snacking occasions by creating a broader portfolio of brands and is expected to generate 2018 post-acquisition net sales of approximately $375,000 to $385,000.
The purchase consideration for the outstanding shares totaled approximately $908,000, or $12.00 per outstanding share. In connection with acquisition, the Company paid a total amount of approximately $607,000 to pay in full all outstanding debt owed by Amplify under its existing credit agreement as of January 31, 2018. Funding for the acquisition and repayment of the acquired debt consisted of cash borrowings under the Company's new revolving credit facility. We are currently in the process of determining the allocation of the purchase price, which will include the recognition of identifiable intangible assets and goodwill. We anticipate that the value of Amplify's acquired net assets will be minimal. Goodwill is being determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets) and is not expected to be deductible for tax purposes. The goodwill that will result from the acquisition is attributable primarily to cost-reduction synergies as Amplify leverages Hershey's resources, expertise and capability-building.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2017. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting
Management's report on the Company's internal control over financial reporting appears on the following page. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2017.

/s/ MICHELE G. BUCK	/s/ PATRICIA A. LITTLE
Michele G. Buck Chief Executive Officer (Principal Executive Officer)	Patricia A. Little Chief Financial Officer (Principal Financial Officer)

Item 9B.	OTHER INFORMATION
None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
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
Information regarding our Code of Conduct applicable to our directors, officers and employees is located in Part I of this Annual Report on Form 10-K, under the heading “Available Information.”

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
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2017, 2016 and 2015 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
We omitted other schedules because they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
Item 15(a)(3): Exhibits
The information called for by this Item is incorporated by reference from the Exhibit Index included in this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of February, 2018.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ PATRICIA A. LITTLE
Patricia A. Little
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chief Executive Officer and Director	February 27, 2018
Michele G. Buck	(Principal Executive Officer)

/s/ PATRICIA A. LITTLE	Chief Financial Officer	February 27, 2018
Patricia A. Little	(Principal Financial Officer)

/s/ JAVIER H. IDROVO	Chief Accounting Officer	February 27, 2018
Javier H. Idrovo	(Principal Accounting Officer)

/s/ JOHN P. BILBREY	Chairman of the Board	February 27, 2018
John P. Bilbrey

/s/ PAMELA M. ARWAY	Director	February 27, 2018
Pamela M. Arway

/s/ JAMES W. BROWN	Director	February 27, 2018
James W. Brown

/s/ CHARLES A. DAVIS	Director	February 27, 2018
Charles A. Davis

/s/ MARY KAY HABEN	Director	February 27, 2018
Mary Kay Haben

/s/ M. DIANE KOKEN	Director	February 27, 2018
M. Diane Koken

/s/ ROBERT M. MALCOLM	Director	February 27, 2018
Robert M. Malcolm

/s/ JAMES M. MEAD	Director	February 27, 2018
James M. Mead

/s/ ANTHONY J. PALMER	Director	February 27, 2018
Anthony J. Palmer

/s/ THOMAS J. RIDGE	Director	February 27, 2018
Thomas J. Ridge

/s/ WENDY L. SCHOPPERT	Director	February 27, 2018
Wendy L. Schoppert

/s/ DAVID L. SHEDLARZ	Director	February 27, 2018
David L. Shedlarz

 Schedule II
THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2017, 2016 and 2015

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2017
Allowances deducted from assets
Accounts receivable—trade, net (a)	$40,153	$166,993	$—	$(165,354)	$41,792
Valuation allowance on net deferred taxes (b)	235,485	92,139	—	(15,476)	312,148
Inventory obsolescence reserve (c)	20,043	35,666	—	(36,361)	19,348
Total allowances deducted from assets	$295,681	$294,798	$—	$(217,191)	$373,288

For the year ended December 31, 2016
Allowances deducted from assets
Accounts receivable—trade, net (a)	$32,638	$174,314	$—	$(166,799)	$40,153
Valuation allowance on net deferred taxes (b)	207,055	28,430	—	—	235,485
Inventory obsolescence reserve (c)	22,632	30,053	—	(32,642)	20,043
Total allowances deducted from assets	$262,325	$232,797	$—	$(199,441)	$295,681

For the year ended December 31, 2015
Allowances deducted from assets
Accounts receivable—trade, net (a)	$15,885	$172,622	$—	$(155,869)	$32,638
Valuation allowance on net deferred taxes (b)	147,223	59,832	—	—	207,055
Inventory obsolescence reserve (c)	11,748	32,434	—	(21,550)	22,632
Total allowances deducted from assets	$174,856	$264,888	$—	$(177,419)	$262,325

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize. The 2017 deductions from reserves reflects the change in valuation allowance due to the remeasurement of corresponding U.S. deferred tax assets at the lower enacted corporate tax rates resulting from the U.S. tax reform.
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

2.2
Agreement and Plan of Merger, dated as of December 17, 2017, among the Company, Alphabet Merger Sub Inc. and Amplify Snack Brands, Inc. is incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 18, 2017.

3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2	The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2017.
4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 1.600% Notes due 2018
2) 4.125% Notes due 2020
3) 8.8% Debentures due 2021#
4) 2.625% Notes due 2023
5) 3.200% Notes due 2025
6) 2.300% Notes due 2026
7) 7.2% Debentures due 2027
8) 3.375% Notes due 2046
9) Other Obligations
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.
10.1(a)
Kit Kat® and Rolo® License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980.#

10.1(b)	Amendment to the License Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988.#
10.1(c)
Assignment of the License Agreement by Rowntree Mackintosh Confectionery Limited to Société des Produits Nestlé SA as of January 1, 1990 is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.#

10.2
Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Kraft Foods Ireland Intellectual Property Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988.#

10.3
Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited (now Cadbury UK Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988.#

10.4(a)
Trademark and Technology License Agreement between Huhtamäki and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K filed February 26, 1997.

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

10.9
Stock Purchase Agreement, dated August 24, 2017, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and the Company is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2017.

10.10
The Company’s Equity and Incentive Compensation Plan, amended and restated February 22, 2011, and approved by our stockholders on April 28, 2011, is incorporated by reference from Appendix B to the Company’s proxy statement filed March 15, 2011.+

10.11(a)
Form of Notice of Award of Restricted Stock Units (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.+

10.11(b)
Form of Notice of Award of Restricted Stock Units (effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.11(c)
Form of Notice of Award of Restricted Stock Units (effective February 22, 2017) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.12(a)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2011.+

10.12(b)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2016.+

10.12(c)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 22, 2017) is incorporated by reference from Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.12(d)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, pre-February 22, 2017 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2016.+

10.12(e)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, effective February 22, 2017) is incorporated by reference from Exhibit 10.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.13(a)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012.+

10.13(b)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.13(c)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 22, 2017) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.14(a)	Form of Notice of Award of Performance Stock Units (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2012.+
10.14(b)
Form of Notice of Award of Performance Stock Units (effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.14(c)
Form of Notice of Award of Performance Stock Units (effective February 22, 2017) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.15	Form of Notice of Special Award of Performance Stock Units is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2017.+
10.16	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2005.+
10.17
The Company’s Deferred Compensation Plan, Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.18(a)
The Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October  2, 2007, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.+

10.18(b)
First Amendment to the Company’s Supplemental Executive Retirement Plan, Amended and Restated as of October 2, 2007, is incorporated by reference from Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.19
The Company’s Compensation Limit Replacement Plan, Amended and Restated as of January 1, 2009, is incorporated by reference from Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.20
The Company’s Executive Benefits Protection Plan (Group 3A), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.21
The Company's Executive Benefits Protection Plan (Group 3), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.+

10.22
Executive Confidentiality and Restrictive Covenant Agreement, adopted as of February 16, 2009, is incorporated by reference from Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

10.23(a)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.+

10.23(b)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of October 10, 2016, is incorporated by reference from Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.24(a)
Executive Employment Agreement with John P. Bilbrey, dated as of August 7, 2012, is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2012.+

10.24(b)
First Amendment to Executive Employment Agreement, dated as of November 16, 2015, by and between the Company and John P. Bilbrey is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 19, 2015.+

10.24(c)
Retirement Agreement, dated as of February 22, 2017, by and between the Company and John P. Bilbrey is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed February 24, 2017.+

10.25
Executive Employment Agreement, effective as of March 1, 2017, by and between the Company and Michele G. Buck is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2017.+

10.26
The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

12.1	Computation of ratio of earnings to fixed charges statement.*
16.1(a)
Letter from KPMG, LLP, dated April 27, 2016, regarding dismissal as the Company’s independent registered public accounting firm is incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed April 27, 2016.

16.1(b)
Letter from KPMG, LLP, dated February 27, 2017, regarding dismissal as the Company’s independent registered public accounting firm is incorporated by reference from Exhibit 16.1 to the Company’s Current Report on Form 8‑K/A filed February 27, 2017.

21.1		Subsidiaries of the Registrant.*
23.1		Consent of Ernst & Young LLP.*
23.2	`	Consent of KPMG LLP.*
31.1		Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Michele G. Buck, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

*		Filed herewith
**		Furnished herewith
+		Management contract, compensatory plan or arrangement
#		Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format