Form 10-Q
period 2018-04-01
HERSHEY CO
filed 2018-04-26
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
Common Stock, one dollar par value—148,647,172 shares, as of April 20, 2018.
Class B Common Stock, one dollar par value—60,619,777 shares, as of April 20, 2018.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended April 1, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Net sales	$1,971,959	$1,879,678
Cost of sales	997,899	970,326
Gross profit	974,060	909,352
Selling, marketing and administrative expense	485,324	459,386
Long-lived asset impairment charges	—	208,712
Business realignment costs	8,224	44,017
Operating profit	480,512	197,237
Interest expense, net	29,339	23,741
Other (income) expense, net	1,942	5,135
Income before income taxes	449,231	168,361
Provision for income taxes	98,512	70,113
Net income including noncontrolling interest	350,719	98,248
Less: Net income (loss) attributable to noncontrolling interest	516	(26,796)
Net income attributable to The Hershey Company	$350,203	$125,044

Net income per share—basic:
Common stock	$1.71	$0.60
Class B common stock	$1.55	$0.55

Net income per share—diluted:
Common stock	$1.65	$0.58
Class B common stock	$1.55	$0.55

Dividends paid per share:
Common stock	$0.656	$0.618
Class B common stock	$0.596	$0.562

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended
	April 1, 2018			April 2, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$350,719			$98,248
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(1,267)	$—	(1,267)	$13,951	$—	13,951
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	—	—	—	(196)	74	(122)
Reclassification of tax effects relating to U.S. tax reform	—	(36,535)	(36,535)	—	—	—
Reclassification to earnings	5,097	(1,025)	4,072	7,153	(2,711)	4,442
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	4,245	(990)	3,255	(1,499)	179	(1,320)
Reclassification of tax effects relating to U.S. tax reform	—	(11,121)	(11,121)	—	—	—
Reclassification to earnings	2,260	(609)	1,651	3,033	(1,166)	1,867
Total other comprehensive income (loss), net of tax	$10,335	$(50,280)	(39,945)	$22,442	$(3,624)	18,818
Total comprehensive income including noncontrolling interest			$310,774			$117,066
Comprehensive income (loss) attributable to noncontrolling interest			1,300			(26,456)
Comprehensive income attributable to The Hershey Company			$309,474			$143,522

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 1, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$476,434	$380,179
Accounts receivable—trade, net	614,295	588,262
Inventories	782,460	752,836
Prepaid expenses and other	397,307	280,633
Total current assets	2,270,496	2,001,910
Property, plant and equipment, net	2,119,016	2,106,697
Goodwill	1,645,274	821,061
Other intangibles	1,032,848	369,156
Other assets	262,095	251,879
Deferred income taxes	3,069	3,023
Total assets	$7,332,798	$5,553,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$519,988	$523,229
Accrued liabilities	623,709	676,134
Accrued income taxes	12,263	17,723
Short-term debt	2,246,485	559,359
Current portion of long-term debt	303,062	300,098
Total current liabilities	3,705,507	2,076,543
Long-term debt	2,059,934	2,061,023
Other long-term liabilities	435,186	438,939
Deferred income taxes	142,516	45,656
Total liabilities	6,343,143	4,622,161

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at April 1, 2018 and December 31, 2017	—	—
Common stock, shares issued: 299,281,967 at April 1, 2018 and December 31, 2017	299,281	299,281
Class B common stock, shares issued: 60,619,777 at April 1, 2018 and December 31, 2017	60,620	60,620
Additional paid-in capital	925,965	924,978
Retained earnings	6,634,316	6,371,082
Treasury—common stock shares, at cost: 150,559,192 at April 1, 2018 and 149,040,927 at December 31, 2017	(6,593,579)	(6,426,877)
Accumulated other comprehensive loss	(354,475)	(313,746)
Total—The Hershey Company stockholders’ equity	972,128	915,338
Noncontrolling interest in subsidiary	17,527	16,227
Total stockholders’ equity	989,655	931,565
Total liabilities and stockholders’ equity	$7,332,798	$5,553,726

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1, 2018	April 2, 2017
Operating Activities
Net income including noncontrolling interest	$350,719	$98,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,416	64,952
Stock-based compensation expense	10,458	12,122
Deferred income taxes	2,521	(14,780)
Impairment of long-lived assets (see Note 8)	—	208,712
Write-down of equity investments	434	—
Other	9,055	11,512
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(9,882)	(14,398)
Inventories	(11,266)	(49,726)
Prepaid expenses and other current assets	7,309	(31,232)
Accounts payable and accrued liabilities	(146,623)	(124,664)
Accrued income taxes	82,231	76,779
Contributions to pension and other benefit plans	(7,449)	(11,576)
Other assets and liabilities	(9,866)	8,513
Net cash provided by operating activities	352,057	234,462
Investing Activities
Capital additions (including software)	(60,133)	(33,297)
Proceeds from sales of property, plant and equipment	112	561
Equity investments in tax credit qualifying partnerships	(6,281)	(7,948)
Business acquisition, net of cash and cash equivalents acquired	(915,457)	—
Net cash used in investing activities	(981,759)	(40,684)
Financing Activities
Net increase (decrease) in short-term debt	1,686,816	(146,604)
Repayment of long-term debt	(607,922)	(94)
Repayment of tax receivable obligation	(42,500)	—
Cash dividends paid	(134,300)	(128,017)
Repurchase of common stock	(178,073)	—
Exercise of stock options	1,884	17,841
Net cash provided by (used in) financing activities	725,905	(256,874)
Effect of exchange rate changes on cash and cash equivalents	52	1,160
Increase (decrease) in cash and cash equivalents	96,255	(61,936)
Cash and cash equivalents, beginning of period	380,179	296,967
Cash and cash equivalents, end of period	$476,434	$235,031
Supplemental Disclosure
Interest paid	$38,323	$33,732
Income taxes paid	12,817	7,532

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income					350,203			516	350,719
Other comprehensive income							6,927	784	7,711
Dividends (including dividend equivalents):
Common Stock, $0.656 per share					(98,495)				(98,495)
Class B Common Stock, $0.596 per share					(36,130)				(36,130)
Stock-based compensation				10,474					10,474
Exercise of stock options and incentive-based transactions				(9,487)		11,371			1,884
Repurchase of common stock						(178,073)			(178,073)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, April 1, 2018	$—	$299,281	$60,620	$925,965	$6,634,316	$(6,593,579)	$(354,475)	$17,527	$989,655

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
Operating results for the quarter ended April 1, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Revenue Recognition
The majority of our revenue is derived by fulfilling customer orders for the purchase of our products, including chocolate, sweets, mints and other grocery and snack offerings. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon delivery to the customer or other customer-designated delivery point. Shipping and handling costs incurred to deliver product to the customer are recorded within cost of sales. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis.

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for trade promotional programs, consumer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in first quarter of 2018 and 2017 resulting from updated estimates of revenue for prior year product sales were not significant.

We also recognize a minor amount of royalty income (less than 1% of our consolidated net sales) from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur.

The majority of our products are confectionery and confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. See Note 12 for revenues reported by geographic segment, which is consistent with how we organize and manage our operations.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On January 1, 2018, we adopted the requirements of ASC Topic 606 and all the related amendments to all of our contracts using the modified retrospective method. Upon completing our implementation assessment of Topic ASC 606, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information has also not been restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented within the aforementioned Revenue Recognition policy disclosure.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU requires the income tax consequences of intra-entity transfers of assets other than inventory to be recognized when the intra-entity transfer occurs rather than deferring recognition of income tax consequences until the transfer was made with an outside party. We adopted the provisions of this ASU in the first quarter of 2018. Adoption of the new standard did not have a material impact on our Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This ASU requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if presented, or disclosed separately. In addition, only the service cost component may be eligible for capitalization where applicable. The amendments should be applied on a retrospective basis. We adopted the provisions of this ASU in the first quarter of 2018, with retrospective adjustment to the comparative period determined using the previously disclosed service cost and other costs from our prior year pension and other post-retirement benefit plan footnote. As a result, the following amounts were reclassified in the first quarter of 2017 to correspond to the current year presentation:

Three Months Ended
April 2, 2017
Reclassified from:
Cost of sales	$2,792
Selling, marketing and administrative expense	2,514
Reclassified to Other (income) expense, net	$5,306
The adoption of this ASU had no impact on our consolidated balance sheets or statements of cash flows.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings. We adopted the provisions of this ASU in the first quarter of 2018. We elected to reclassify the income tax effects of the 2017 U.S. tax reform from items in AOCI as of January 1, 2018 so that the tax effects of items within AOCI are reflected at the appropriate tax rate. The impact of the adoption resulted in a $47,656 decrease to AOCI and a corresponding increase to retained earnings. This amount is considered “provisional” based on reasonable estimates as the Company continues to collect and analyze detailed information about the associated impact of items under U.S. tax reform.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. This ASU also requires certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance originally required entities to apply ASU 2016-02 on a modified retrospective basis; however, the FASB has recently proposed guidance that would allow adoption of the standard as of the effective date without restating prior periods. ASU 2016-02 is effective for us beginning January 1, 2019. We are in the process of completing an inventory of our lease arrangements and analyzing contracts for potential accounting implications in order to determine the impact that the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures. Based on our assessment to date, we expect adoption of this standard to result in a material increase in lease-related assets and liabilities on our Consolidated Balance Sheets; however, we do not expect it to have a significant impact on our Consolidated Statements of Income or Cash Flows.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. The amendment should be applied using the modified retrospective transition method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our Consolidated Financial Statements.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

2. BUSINESS ACQUISITION
On January 31, 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. (“Amplify”), a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega, Paqui and Tyrrells. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. Total consideration of $968,781 included payment of $12.00 per share for Amplify's outstanding common stock (for a total of $907,766), as well as payment of Amplify's transaction related expenses, including accelerated equity compensation, consultant fees and other deal costs. The business enables us to capture more consumer snacking occasions by contributing a new portfolio of brands.
The acquisition has been accounted for as a purchase and, accordingly, Amplify's results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase consideration, net of cash acquired totaling $53,324, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Accounts receivable	$41,152
Other current assets	35,509
Plant, property and equipment, net	71,093
Goodwill	939,388
Other intangible assets	682,000
Other non-current assets	1,049
Accounts payable	(32,394)
Accrued liabilities	(109,565)
Current debt	(610,836)
Other current liabilities	(2,931)
Non-current deferred income taxes	(93,859)
Non-current liabilities	(5,149)
Net assets acquired	$915,457

The purchase price allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation by the end of 2018. In connection with the acquisition, the Company agreed to pay in full all outstanding debt owed by Amplify under its existing credit agreement as of January 31, 2018, as well as the amount due under Amplify's existing tax receivable agreement. The Company funded the acquisition and repayment of the acquired debt utilizing the proceeds from the issuance of commercial paper.

Goodwill is being determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets) and is not expected to be deductible for tax purposes. The goodwill that will result from the acquisition is attributable primarily to cost-reduction synergies as Amplify leverages Hershey's resources, expertise and capability-building.

Other intangible assets includes trademarks of $648,000 and customer relationships of $34,000. Trademarks were assigned estimated useful lives ranging from 28 to 38 years and customer relationships were assigned estimated useful lives ranging from 14 to 18 years.

We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The Company incurred acquisition-related costs of $20,577 related to the acquisition of Amplify, the majority of which were incurred during the three months ended April 1, 2018. Acquisition-related costs consisted primarily of legal fees, consultant fees, valuation fees and other deal costs and are recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Operations.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended April 1, 2018 are as follows:

	North America	International and Other	Total
Balance at December 31, 2017	$799,929	$21,132	$821,061
Acquired during the period (see Note 2)	939,388	—	939,388
Reclassified to assets held for sale (see Note 7)	(109,064)	—	(109,064)
Foreign currency translation and other	(4,399)	(1,712)	(6,111)
Balance at April 1, 2018	$1,625,854	$19,420	$1,645,274
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	April 1, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$915,672	$(41,556)	$277,473	$(37,510)
Customer-related	157,052	(34,199)	128,182	(34,659)
Patents	16,771	(15,942)	17,009	(15,975)
Total	1,089,495	(91,697)	422,664	(88,144)

Intangible assets not subject to amortization:
Trademarks	35,050		34,636
Total other intangible assets	$1,032,848		$369,156
Total amortization expense for the three months ended April 1, 2018 and April 2, 2017 was $8,451 and $7,151, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which currently expires in November 2020. This agreement also includes an option to increase borrowings by an additional $400 million with the consent of the lenders. On January 8, 2018, we entered into an additional unsecured revolving credit facility that provides for borrowings up to $1.5 billion. This facility is scheduled to expire on January 7, 2019.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 1, 2018, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $100,347 at April 1, 2018 and $110,684 at December 31, 2017. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At April 1, 2018, we had outstanding commercial paper totaling $2,146,138, at a weighted average interest rate of 1.8%. At December 31, 2017, we had outstanding commercial paper totaling $448,675, at a weighted average interest rate of 1.4%.
Long-term Debt
Long-term debt consisted of the following:

	April 1, 2018	December 31, 2017
1.60% Notes due 2018	$300,000	$300,000
4.125% Notes due 2020	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Capital lease obligations	98,282	99,194
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(13,640)	(16,427)
Total long-term debt	2,362,996	2,361,121
Less—current portion	303,062	300,098
Long-term portion	$2,059,934	$2,061,023
Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	April 1, 2018	April 2, 2017
Interest expense	$32,853	$24,954
Capitalized interest	(1,299)	(984)
Interest expense	31,554	23,970
Interest income	(2,215)	(229)
Interest expense, net	$29,339	$23,741
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $397,674 as of April 1, 2018 and $405,288 as of December 31, 2017.
Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within cost of sales. As discussed in Note 12, we define our segment income to exclude gains and losses on commodity derivatives until the related inventory is sold, at which time the related gains and losses are reflected within segment income.  This enables us to continue to align the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $114,884 at April 1, 2018 and $135,962 at December 31, 2017. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at April 1, 2018 and December 31, 2017, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at April 1, 2018 and December 31, 2017.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at April 1, 2018 and December 31, 2017 was $29,999 and $25,246, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of April 1, 2018 and December 31, 2017:

	April 1, 2018		December 31, 2017
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,013	$—	$423	$1,427

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	—	2,499	—	1,897

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	194	6,424	390	3,054
Deferred compensation derivatives	—	393	1,581	—
Foreign exchange contracts	—	74	31	—
	194	6,891	2,002	3,054
Total	$3,207	$9,390	$2,425	$6,378

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of April 1, 2018, amounts reflected on a net basis in liabilities were assets of $59,650 and liabilities of $65,152, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2017 were assets of $48,505 and liabilities of $50,179. At April 1, 2018 and December 31, 2017, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 1, 2018 and April 2, 2017 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2018	2017	2018	2017	2018	2017
Commodities futures and options	$66,590	$(5,536)	$—	$—	$—	$(438)
Foreign exchange contracts	(152)	(95)	4,245	(1,499)	136	(172)
Interest rate swap agreements	—	—	—	—	(2,396)	(2,423)
Deferred compensation derivatives	(393)	1,277	—	—	—	—
Total	$66,045	$(4,354)	$4,245	$(1,499)	$(2,260)	$(3,033)

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified from accumulated OCI into earnings in the next 12 months was approximately $6,572 as of April 1, 2018. This amount was primarily associated with interest rate swap agreements.
Fair Value Hedges
For the three months ended April 1, 2018 and 2017, we recognized a net pretax benefit to interest expense of $278 and $898 relating to our fixed-to-floating interest swap arrangements.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 1, 2018 and December 31, 2017:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
April 1, 2018:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$3,013	$—	$3,013
Commodities futures and options (4)	194	—	—	194
Liabilities:
Foreign exchange contracts (1)	—	74	—	74
Interest rate swap agreements (2)	—	2,499	—	2,499
Deferred compensation derivatives (3)	—	393	—	393
Commodities futures and options (4)	6,424	—	—	6,424
December 31, 2017:
Assets:
Foreign exchange contracts (1)	$—	$454	$—	$454
Deferred compensation derivatives (3)	—	1,581	—	1,581
Commodities futures and options (4)	390	—	—	390
Liabilities:
Foreign exchange contracts (1)	—	1,427	—	1,427
Interest rate swap agreements (2)	—	1,897	—	1,897
Commodities futures and options (4)	3,054	—	—	3,054

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of April 1, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
	April 1, 2018	December 31, 2017	April 1, 2018	December 31, 2017
Current portion of long-term debt	$302,418	$299,430	$303,062	$300,098
Long-term debt	2,063,730	2,113,296	2,059,934	2,061,023
Total	$2,366,148	$2,412,726	$2,362,996	$2,361,121
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis. In connection with the Amplify acquisition, during the first quarter of 2018, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. During the first quarter of 2017, as discussed in Note 8, we recorded impairment charges totaling $105,992 to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102,720. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets were derived using a combination of an estimated market liquidation approach and discounted cash flow analyses based on Level 3 inputs.
7. ASSETS AND LIABILITIES HELD FOR SALE
As of April 1, 2018, assets and liabilities relating to the following three disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•	Select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the 2016 Operational Optimization Program.

•
Licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. that met the held for sale criteria in the first quarter of 2018. The sale of these licensing rights was completed in April of 2018.

•	Assets and liabilities comprising a portion of the recently acquired Amplify business that met the held for sale criteria in the first quarter 2018.

The sale of each of these disposal groups is expected to be completed before the end of 2018.

The amounts classified as assets and liabilities held for sale at April 1, 2018 include the following:

Assets held for sale, included in prepaid expenses and other assets
Accounts receivable	$25,001
Inventories	8,804
Prepaid expenses and other	2,827
Long-lived assets	182,354
Non-current assets	13,008
$231,994

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$26,804
Other long-term liabilities	2,114
$28,918

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

8. BUSINESS REALIGNMENT ACTIVITIES
We are currently executing upon several business realignment initiatives designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded during the three months ended April 1, 2018 and April 2, 2017 related to these activities are as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Margin for Growth Program:
Severance	$4,048	$29,567
Accelerated depreciation	717	—
Other program costs	10,088	4,822
Operational Optimization Program:
Severance	—	13,828
Other program costs	1,098	(1,229)
Total	$15,951	$46,988
Margin for Growth Program
In the first quarter 2017, the Company's Board of Directors unanimously approved several initiatives under a single program designed to drive continued net sales, operating income and earnings per-share diluted growth over the next several years.  This program is focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
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
For the three months ended April 1, 2018 and April 2, 2017, we recognized estimated employee severance totaling $4,048 and $29,567, respectively. These charges relate largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model. We also recognized non-cash, asset-related incremental depreciation expense totaling $717 as part of optimizing the global supply chain. In addition, for the three months ended April 1, 2018 and April 2, 2017, we also incurred other program costs totaling $10,088 and $4,822, respectively, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
The program included an initiative to optimize the manufacturing operations supporting our China business.  When the program was approved in 2017, we deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded impairment charges totaling $208,712, with $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $102,720 representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded in the long-lived asset impairment charges caption within the Consolidated Statements of Operations.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

2016 Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which includes select facility consolidations. The program encompassed the transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as workforce planning efforts and the consolidation of production within certain facilities in China and North America.
For the three months ended April 1, 2018, we incurred pre-tax costs totaling $1,098, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. For the three months ended April 2, 2017, we incurred pre-tax costs totaling $12,599, primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $7,700 over the next nine months to complete the remaining facility consolidation efforts relating to this program.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income for the three months ended April 1, 2018 and April 2, 2017 as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Cost of sales	$2,214	$490
Selling, marketing and administrative expense	5,513	2,481
Business realignment costs	8,224	44,017
Costs associated with business realignment activities	$15,951	$46,988
On a cumulative program to date basis, the costs and related benefits of the Margin for Growth Program are approximately 50% to the North America segment and 50% to the International and Other segment. In addition, the costs and related benefits of the Operational Optimization Program relate approximately 35% to the North America segment and 65% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
The following table presents the liability activity for costs qualifying as exit and disposal costs for the three months ended April 1, 2018:

Total
Liability balance at December 31, 2017	$38,992
2018 business realignment charges (1)	13,215
Cash payments	(22,353)
Other, net	669
Liability balance at April 1, 2018 (reported within accrued and other long-term liabilities)	$30,523

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

9. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the three months ended April 1, 2018 and April 2, 2017 were 21.9% and 41.6%, respectively. Relative to the statutory rate, the 2018 effective tax rate was impacted by state and local taxes, partially offset by a favorable rate differential relating to foreign operations.  The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by non-benefited costs resulting from the Margin for Growth Program, partially offset by a favorable foreign rate differential relating to foreign operations.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $10,053 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
U.S. Tax Cuts and Jobs Act of 2017
The U.S. Tax Cuts and Jobs Act, enacted in December 2017, (“U.S. tax reform”) significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.
During the fourth quarter of 2017, we recorded a net provisional charge of $32,500, which included the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.  The impact of the U.S. tax reform may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued and actions taken by Hershey as a result of the U.S. tax reform. During the three months ended April 1, 2018, there were no adjustments to the recorded provisional amount.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the three months ended April 1, 2018 and April 2, 2017 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$5,335	$5,174	$58	$65
Interest cost	7,839	10,299	1,732	2,208
Expected return on plan assets	(14,766)	(14,354)	—	—
Amortization of prior service (credit) cost	(1,799)	(1,456)	209	187
Amortization of net loss	6,687	8,422	—	—
Total net periodic benefit cost	$3,296	$8,085	$1,999	$2,460

We made contributions of $1,005 and $6,444 to the pension plans and other benefits plans, respectively, during the first quarter of 2018. In the first quarter of 2017, we made contributions of $4,692 and $6,884 to our pension plans and other benefit plans, respectively. The contributions in 2018 and 2017 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
11. STOCK COMPENSATION PLANS
We have various stock-based compensation programs under which awards, including stock options, performance stock units (“PSUs”) and performance stock, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock may be granted to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent. These programs and the accounting treatment related thereto are described in Note 10 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Pre-tax compensation expense	$10,458	$12,122
Related income tax benefit	2,604	3,818
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of April 1, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $90,074 and the weighted-average period over which this amount is expected to be recognized was approximately 2.4 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended April 1, 2018 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	5,921,062	$89.06	5.8 years
Granted	917,610	$99.90
Exercised	(169,356)	$50.07
Forfeited	(68,104)	$101.12
Outstanding as of April 1, 2018	6,601,212	$91.44	6.1 years	$71,544
Options exercisable as of April 1, 2018	4,336,884	$86.58	4.7 years	$67,353
The weighted-average fair value of options granted was $15.58 and $15.78 per share for the periods ended April 1, 2018 and April 2, 2017, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 1, 2018	April 2, 2017
Dividend yields	2.3%	2.4%
Expected volatility	16.6%	17.2%
Risk-free interest rates	2.8%	2.2%
Expected term in years	6.6	6.8
The total intrinsic value of options exercised was $9,145 and $15,181 for the periods ended April 1, 2018 and April 2, 2017, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended April 1, 2018 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding as of December 31, 2017	923,364	$103.11
Granted	302,947	$98.27
Performance assumption change (1)	(113,461)	$101.59
Vested	(157,152)	$105.83
Forfeited	(31,181)	$105.47
Outstanding as of April 1, 2018	924,517	$102.09

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Three Months Ended
	April 1, 2018	April 2, 2017
Units granted	302,947	351,793
Weighted-average fair value at date of grant	$98.27	$111.28
Monte Carlo simulation assumptions:
Estimated values	$29.17	$46.85
Dividend yields	2.6%	2.3%
Expected volatility	20.4%	20.4%
The fair value of shares vested totaled $15,605 and $18,883 for the periods ended April 1, 2018 and April 2, 2017, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 358,209 units as of April 1, 2018. Each unit is equivalent to one share of the Company’s Common Stock.
12. SEGMENT INFORMATION
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
For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM as well the measure of segment performance used for incentive compensation purposes.
Accounting policies associated with our operating segments are generally the same as those described in Note 1 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K.
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
Our segment net sales and earnings were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Net sales:
North America	$1,751,688	$1,677,146
International and Other	220,271	202,532
Total	$1,971,959	$1,879,678

Segment income:
North America	$534,426	$552,759
International and Other	17,680	1,723
Total segment income (1)	552,106	554,482
Unallocated corporate expense (2)	123,967	118,333
Unallocated mark-to-market gains on commodity derivatives	(96,250)	(17,088)
Long-lived asset impairment charges	—	208,712
Costs associated with business realignment activities	15,951	46,988
Acquisition-related costs	27,926	300
Operating profit	480,512	197,237
Interest expense, net	29,339	23,741
Other (income) expense, net	1,942	5,135
Income before income taxes	$449,231	$168,361

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

(1)
Segment income for the three months ended April 2, 2017 has been revised to conform to the current definition of segment income, which has been updated for the exclusion of certain pension-related costs.

(2)
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

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(66,590)	$5,536
Net losses on commodity derivative positions reclassified from unallocated to segment income	(29,660)	(22,624)
Net gains on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative gains	$(96,250)	$(17,088)
As of April 1, 2018, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $31,696. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $77,411 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
North America	$47,985	$41,237
International and Other	14,288	12,966
Corporate (1)	12,143	10,749
Total	$74,416	$64,952

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 8. Such amounts are not included within our measure of segment income.

13. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended April 1, 2018
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,406,093	$140,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	385,461	38,073
Total share repurchases	1,791,554	178,073
Shares issued for stock options and incentive compensation	(273,289)	$(11,372)
Net change	1,518,265	$166,701
The $500,000 share repurchase program approved by our Board of Directors in January 2016 was completed in the first quarter of 2018. In October 2017, our Board of Directors approved an additional $100,000 share repurchase authorization, to commence after the existing 2016 authorization was completed. As of April 1, 2018, $60,000

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
14. NONCONTROLLING INTEREST
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2018 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2017	$16,227
Net income attributable to noncontrolling interest	516
Other comprehensive income - foreign currency translation adjustments	784
Balance, April 1, 2018	$17,527
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	April 1, 2018		April 2, 2017
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$98,170	$36,130	$93,949	$34,068
Allocation of undistributed earnings	157,952	57,951	(2,183)	(790)
Total earnings—basic	$256,122	$94,081	$91,766	$33,278

Denominator (shares in thousands):
Total weighted-average shares—basic	150,114	60,620	152,313	60,620

Earnings Per Share—basic	$1.71	$1.55	$0.60	$0.55

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$256,122	$94,081	$91,766	$33,278
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	94,081	—	33,278	—
Reallocation of undistributed earnings	—	(343)	—	(25)
Total earnings—diluted	$350,203	$93,738	$125,044	$33,253

Denominator (shares in thousands):
Number of shares used in basic computation	150,114	60,620	152,313	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	844	—	1,265	—
Performance and restricted stock units	377	—	324	—
Total weighted-average shares—diluted	211,955	60,620	214,522	60,620

Earnings Per Share—diluted	$1.65	$1.55	$0.58	$0.55
The earnings per share calculations for the three months ended April 1, 2018 and April 2, 2017 excluded 3,689 and 2,067 stock options (in thousands), respectively, that would have been antidilutive.
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Write-down of equity investments in partnerships qualifying for tax credits	$434	$—
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	(98)	5,306
Other (income) expense, net	1,606	(171)
Total	$1,942	$5,135

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	April 1, 2018	December 31, 2017
Inventories:
Raw materials	$257,079	$224,940
Goods in process	125,401	93,627
Finished goods	569,767	614,945
Inventories at FIFO	952,247	933,512
Adjustment to LIFO	(169,787)	(180,676)
Total inventories	$782,460	$752,836

Prepaid expenses and other:
Prepaid expenses	$32,158	$128,735
Assets held for sale	231,994	21,124
Other current assets	133,155	130,774
Total prepaid expenses and other	$397,307	$280,633

Property, plant and equipment:
Land	$109,147	$108,300
Buildings	1,221,515	1,214,158
Machinery and equipment	2,972,871	2,925,353
Construction in progress	220,757	212,912
Property, plant and equipment, gross	4,524,290	4,460,723
Accumulated depreciation	(2,405,274)	(2,354,026)
Property, plant and equipment, net	$2,119,016	$2,106,697

Other assets:
Capitalized software, net	$108,153	$104,881
Other non-current assets	153,942	146,998
Total other assets	$262,095	$251,879

Accrued liabilities:
Payroll, compensation and benefits	$126,557	$190,863
Advertising and promotion	285,970	305,107
Liabilities held for sale	28,918	—
Other	182,264	180,164
Total accrued liabilities	$623,709	$676,134

Other long-term liabilities:
Post-retirement benefits liabilities	$212,873	$215,320
Pension benefits liabilities	38,799	39,410
Other	183,514	184,209
Total other long-term liabilities	$435,186	$438,939

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(93,888)	$(91,837)
Pension and post-retirement benefit plans, net of tax	(201,989)	(169,526)
Cash flow hedges, net of tax	(58,598)	(52,383)
Total accumulated other comprehensive loss	$(354,475)	$(313,746)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2017 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
In January 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. ("Amplify"), a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega, Paqui and Tyrrells. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. The business enables us to capture more consumer snacking occasions by contributing a new portfolio of brands.
Our first quarter 2018 net sales totaled $1,972.0 million, an increase of 4.9%, versus $1,879.7 million for the first quarter 2017. Excluding a 0.5% impact from favorable foreign exchange rates, our net sales increased 4.4%. Net sales growth was driven primarily by the Amplify acquisition.
Our reported gross margin was 49.4% for the first quarter 2018, an increase of 100 basis points compared to the first quarter 2017. Our first quarter 2018 non-GAAP gross margin was 44.9%, a decrease of 260 basis points compared to the first quarter 2017 due to unfavorable mix, higher freight and logistics costs, as well as incremental investments in trade promotional spending and packaging.
Our first quarter 2018 reported net income and EPS-diluted totaled $350.2 million and $1.65, respectively, compared to the first quarter 2017 reported net income and EPS-diluted of $125.0 million and $0.58, respectively. From a non-GAAP perspective, first quarter 2018 adjusted net income was $298.0 million, an increase of 6.7% versus $279.3 million in the first quarter 2017. Our adjusted EPS-diluted for the first quarter 2018 was $1.41 compared to $1.30 for the first quarter 2017, an increase of 8.5%.

NON-GAAP INFORMATION

Comparability of Certain Financial Measures
The comparability of certain of our financial measures is impacted by unallocated mark-to-market (gains) losses on commodity derivatives, costs associated with business realignment activities, costs relating to the integration of acquisitions, impairment of long-lived assets and other non-recurring gains and losses.

To provide additional information to investors to facilitate the comparison of past and present performance, we use non-GAAP financial measures within MD&A that exclude the financial impact of these activities. These non-GAAP financial measures are used internally by management in evaluating results of operations and determining incentive compensation, and in assessing the impact of known trends and uncertainties on our business, but they are not intended to replace the presentation of financial results in accordance with GAAP. Reconciliations of the non-GAAP financial measures referenced in MD&A to their nearest comparable GAAP financial measures as presented in the Consolidated Statements of Income are provided below.

Explanatory Note
In conjunction with the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715), in the first quarter of 2018, the Company elected to discontinue its practice of excluding the non-service related components of its net periodic benefit cost in deriving its non-GAAP financial measures, with a minor exception. Historically, the Company excluded from its non-GAAP results the following components relating to its pension benefit plans: interest cost, expected return on plan assets, amortization of net loss (gain), and settlement and curtailment charges. The Company did not historically exclude from its non-GAAP results the non-service related components relating to its other post retirement benefit plans. Starting with the first quarter of 2018, the Company will continue to exclude from its non-GAAP results the portion of pension settlement and/or curtailment charges relating to Company-directed initiatives, such as significant business realignment events and benefit plan terminations or amendments. As a result of this change, the non-GAAP reconciliations presented for the quarter ended April 2, 2017 that follow have been revised to conform to this updated presentation. The revision in the Company’s determination of non-GAAP earnings resulted in a reduction of $0.01 to adjusted earnings per share-diluted from $1.31 to $1.30 for the three months ended April 2, 2017.

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended
In thousands except per share data	April 1, 2018	April 2, 2017
		(Revised)
Reported gross profit	$974,060	$909,352
Derivative mark-to-market gains	(96,250)	(17,088)
Business realignment activities	2,214	490
Acquisition-related costs	4,962	—
Non-GAAP gross profit	$884,986	$892,754

Reported operating profit	$480,512	$197,237
Derivative mark-to-market gains	(96,250)	(17,088)
Business realignment activities	15,951	46,988
Acquisition-related costs	27,926	300
Long-lived asset impairment charges	—	208,712
Non-GAAP operating profit	$428,139	$436,149

Reported provision for income taxes	$98,512	$70,113
Derivative mark-to-market (gains) losses*	(8,941)	1,199
Business realignment activities*	3,827	11,471
Acquisition-related costs*	5,403	114
Long-lived asset impairment charges*	—	45,201
Non-GAAP provision for income taxes	$98,801	$128,098

Reported net income	$350,203	$125,044
Derivative mark-to-market gains	(87,309)	(18,287)
Business realignment activities	12,124	35,517
Acquisition-related costs	22,523	186
Long-lived asset impairment charges	—	163,511
Noncontrolling interest share of business realignment and impairment charges	456	(26,666)
Non-GAAP net income	$297,997	$279,305

Reported EPS - Diluted	$1.65	$0.58
Derivative mark-to-market gains	(0.41)	(0.09)
Business realignment activities	0.06	0.17
Acquisition-related costs	0.11	—
Long-lived asset impairment charges	—	0.76
Noncontrolling interest share of business realignment and impairment charges	—	(0.12)
Non-GAAP EPS - Diluted	$1.41	$1.30

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended
	April 1, 2018	April 2, 2017
		(Revised)
As reported gross margin	49.4%	48.4%
Non-GAAP gross margin (1)	44.9%	47.5%

As reported operating profit margin	24.4%	10.5%
Non-GAAP operating profit margin (2)	21.7%	23.2%

As reported effective tax rate	21.9%	41.6%
Non-GAAP effective tax rate (3)	24.9%	31.5%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
The mark-to-market (gains) losses on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding (gains) losses are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended April 1, 2018 and April 2, 2017, the net adjustment recognized within unallocated was a gain of $96.3 million and a gain of $17.1 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended April 1, 2018 and April 2, 2017, we incurred $16.0 million and $47.0 million, respectively, of pre-tax costs related to business realignment activities. See Note 8 to the Unaudited Consolidated Financial Statements for more information.

Acquisition-related costs
For the three months ended April 1, 2018 and April 2, 2017, we incurred expenses totaling $27.9 million and $0.3 million, respectively. 2018 costs related to the acquisition of Amplify Snack Brands, Inc., specifically, legal and consultant fees, as well as other costs relating to the integration of the business. 2017 costs related to the integration of the 2016 acquisition of Ripple Brand Collective, LLC as we incorporate this business into our operating practices and information systems. See Note 2 to the Unaudited Consolidated Financial Statements for more information.

Long-lived asset impairment charges
For the three months ended April 2, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This includes a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 8 to the Unaudited Consolidated Financial Statements for more information.

Noncontrolling interest share of business realignment and impairment charges
Certain of the business realignment and impairment charges recorded for the three months ended April 2, 2017, in connection with the Margin for Growth Program, related to Lotte Shanghai Foods Co., Ltd., a joint venture in which we own a 50% controlling interest. Therefore, we have also adjusted for the portion of these charges included within the income (loss) attributed to the non-controlling interest.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended April 1, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	8.7%	4.9%	3.8%
Total North America segment	4.4%	0.2%	4.2%

International and Other segment
Mexico	16.4%	9.4%	7.0%
Brazil	8.2%	(3.9)%	12.1%
India	31.0%	4.8%	26.2%
Greater China	7.2%	6.3%	0.9%
Total International and Other segment	8.8%	2.4%	6.4%

Total Company	4.9%	0.5%	4.4%

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent
	April 1, 2018	April 2, 2017	Change
In millions of dollars except per share amounts
Net Sales	$1,972.0	$1,879.7	4.9%
Cost of Sales	997.9	970.3	2.8%
Gross Profit	974.1	909.4	7.1%
Gross Margin	49.4%	48.4%
SM&A Expense	485.3	459.4	5.6%
SM&A Expense as a percent of net sales	24.6%	24.4%
Long-Lived Asset Impairment Charges	—	208.7	NM
Business Realignment Costs	8.2	44.0	(81.3)%
Operating Profit	480.5	197.2	143.6%
Operating Profit Margin	24.4%	10.5%
Interest Expense, Net	29.3	23.7	23.6%
Other (Income) Expense, Net	1.9	5.1	(62.2)%
Provision for Income Taxes	98.5	70.1	40.5%
Effective Income Tax Rate	21.9%	41.6%
Net Income Including Noncontrolling Interest	350.7	98.2	257.0%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	0.5	(26.8)	NM
Net Income Attributable to The Hershey Company	$350.2	$125.0	180.1%
Net Income Per Share—Diluted	$1.65	$0.58	184.5%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.

Results of Operations - First Quarter 2018 vs. First Quarter 2017
Net Sales
Net sales increased 4.9% in the first quarter of 2018 compared to the same period of 2017, reflecting a benefit from the recent Amplify acquisition of 3.4%, a volume increase of 2.4%, and a favorable impact from foreign currency exchange rates of 0.5%, partially offset by unfavorable price realization of 1.4%. Excluding foreign currency, our first quarter net sales increased 4.4%. Consolidated volumes increased as a result of higher sales volume in the United States, which benefited from the timing of shipments relating to certain summer promotional activity, as well as solid marketplace growth in Mexico, Brazil and India. The benefit from Amplify and volume increases were partially offset by unfavorable net price realization, which was attributed to unfavorable trade promotional expense in both the North America and International and Other segments versus the prior year.
Key U.S. Marketplace Metrics
For the first quarter of 2018, our total U.S. retail takeaway, including Amplify, increased 10.2% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. This was driven by our U.S. candy, mint and gum ("CMG") consumer takeaway, which increased 10.7%, due to the benefit of an earlier Easter. The CMG category grew 11.8%, resulting in a CMG market share loss of approximately 30 basis points for the first quarter of 2018.
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
Cost of Sales and Gross Margin
Cost of sales increased 2.8% in the first quarter of 2018 compared to the same period of 2017. The increase was driven by higher sales volume, higher manufacturing and logistics costs and unfavorable mix. This was offset by an incremental $79.2 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases and supply chain productivity.
Gross margin increased by 100 basis points in the first quarter of 2018 compared to the same period of 2017. Lower commodity costs coupled with the favorable year-over-year mark-to-market impact from commodity derivative instruments and supply chain productivity contributed to the improvement in gross margin. However, higher supply chain costs and unfavorable product mix partially offset the increase in gross margin.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $25.9 million or 5.6% in the first quarter of 2018. Total advertising and related consumer marketing expenses declined 5.3% due mainly to spend optimization and shifts relating to our emerging brands; however, advertising and related consumer marketing on our core U.S. confection brands increased. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 12.7% in the first quarter due to incremental expenses from the Amplify acquisition and higher expenses related to the multi-year implementation of our enterprise resource planning system.
Long-Lived Asset Impairment Charges
In 2017, we recorded long-lived asset impairment charges totaling $106.0 million to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102.7 million. See Note 8 to the Unaudited Consolidated Financial Statements for more information.
Business Realignment Activities
In the first quarter of 2018 and 2017, we recorded business realignment costs of $8.2 million and $44.0 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 8 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 143.6% in the first quarter of 2018 compared to the same period of 2017 primarily due to the higher gross profit, lower business realignment costs and the absence of impairment charges in the 2018 period, partly offset by higher SM&A, as discussed previously. Operating profit margin increased to 24.4% in 2018 from 10.5% in 2017 driven by these same factors.
Interest Expense, Net
Net interest expense was $5.6 million higher in the first quarter of 2018 compared to the same period of 2017. The increase was due to higher levels of commercial paper to fund Amplify acquisition, as well as higher interest rates on commercial paper during the 2018 period.
Other (Income) Expense, Net
Other (income) expense, net totaled an expense of $1.9 million in the first quarter of 2018 compared to an expense of $5.1 million in the first quarter of 2017. The decrease was primarily due to a minimal gain on non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2018, compared to a loss of $5.3 million during the 2017 period.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 21.9% for the first quarter of 2018 compared with 41.6% for the first quarter of 2017, with the lower 2018 rate reflecting the impact of the U.S. tax reform. Relative to the statutory rate, the 2018 effective tax rate was impacted by state and local taxes, partially offset by a favorable rate differential relating to foreign operations.  The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by non-benefited costs resulting from the Margin for Growth Program, partially offset by a favorable foreign rate differential relating to foreign operations.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $225.2 million, or 180.1%, while EPS-diluted increased $1.07, or 184.5%, in the first quarter of 2018 compared to the same period of 2017. The increase in both net income and EPS-diluted were driven by 2018 higher gross profit, lower business realignment costs, and the absence of impairment charges, which were partly offset by higher income taxes and higher SM&A, as noted above. Our 2018 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a prior year repurchase from the Milton Hershey School Trust, as well as current year repurchases pursuant to our Board-approved repurchase programs.
SEGMENT RESULTS
The summary that follows provides a discussion of the results of operations of our two reportable segments: North America and International and Other. The segments reflect our operations on a geographic basis. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not integral to our ongoing operations. For further information, see the Non-GAAP Information section of this MD&A.

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Net Sales:
North America	$1,751,688	$1,677,146
International and Other	220,271	202,532
Total	$1,971,959	$1,879,678

Segment Income:
North America	$534,426	$552,759
International and Other	17,680	1,723
Total segment income (1)	552,106	554,482
Unallocated corporate expense (2)	123,967	118,333
Unallocated mark-to-market gains on commodity derivatives (3)	(96,250)	(17,088)
Long-lived asset impairment charges	—	208,712
Costs associated with business realignment activities	15,951	46,988
Acquisition-related costs	27,926	300
Operating profit	480,512	197,237
Interest expense, net	29,339	23,741
Other (income) expense, net	1,942	5,135
Income before income taxes	$449,231	$168,361

(1)
Segment income for the three months ended April 2, 2017 has been revised to conform to the current definition of segment income, which has been updated for the exclusion of certain pension-related costs.

(2)
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

(3)	Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses. See Note 12 to the Consolidated Financial Statements.
North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.8% and 89.2% of our net sales for the three months ended April 1, 2018 and April 2, 2017, respectively. North America results for the three months ended April 1, 2018 and April 2, 2017 were as follows:

	Three Months Ended		Percent
	April 1, 2018	April 2, 2017	Change
In millions of dollars
Net sales	$1,751.7	$1,677.1	4.4%
Segment income	534.4	552.8	(3.3)%
Segment margin	30.5%	33.0%

Results of Operations - First Quarter 2018 vs. First Quarter 2017
Net sales of our North America segment increased $74.6 million or 4.4% in 2018 compared to 2017, which includes a 3.8% benefit from the Amplify acquisition. Despite a shorter Easter season, volume increased by 1.8% due to the timing of shipments relating to certain summer promotional activity, as well as innovation, specifically, Hershey's Gold. Net price realization decreased by 1.4% due to unfavorable trade promotional expense in support of 2018 programming. Excluding the favorable impact of foreign currency exchange rates of 0.2%, the net sales of our North America segment increased by approximately 4.2%.
Our North America segment income decreased $18.4 million or 3.3% in 2018 compared to 2017, primarily due to the higher trade promotional expense, higher logistics costs, unfavorable sales mix and manufacturing variances, and incremental amortization expense from the Amplify acquisition. These higher expenses more than offset reductions in advertising and related consumer market expense, which declined by 5.7% versus the first quarter of 2017, with the reduction driven by spend optimization and shifts relating to our emerging brands, as advertising and related consumer marketing on our core U.S. brands increased during the quarter.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in Mexico, Brazil, India, Greater China and other regional markets, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.2% and 10.8% of our net sales for the three months ended April 1, 2018 and April 2, 2017, respectively. International and Other results for the three months ended April 1, 2018 and April 2, 2017 were as follows:

	Three Months Ended		Percent
	April 1, 2018	April 2, 2017	Change
In millions of dollars
Net sales	$220.3	$202.5	8.8%
Segment income	17.7	1.7	926.1%
Segment margin	8.0%	0.9%

Results of Operations - First Quarter 2018 vs. First Quarter 2017
Net sales of our International and Other segment increased $17.8 million or 8.8% in 2018 compared to 2017, reflecting volume increases of 8.1% and a favorable impact from foreign currency exchange rates of 2.4%, partially offset by unfavorable price realization of 1.7%. Excluding the favorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 6.4%.
The volume increase is primarily attributed to solid marketplace growth in Mexico, Brazil and India, which increased constant currency net sales by 7.0%, 12.1% and 26.2%, respectively. Additionally, our China business improved as we continue to execute on our Margin for Growth Program and focus on optimizing our product offerings. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year, particularly in China and was in line with our expectations.
Our International and Other segment generated income of $17.7 million in 2018 compared to $1.7 million in 2017, with the improvement primarily resulting from execution of our Margin for Growth program in China, as we optimize the product portfolio and focus on advertising and marketing investments to support profitable growth. Additionally, segment income benefited from continued growth in India versus the prior year.

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
In the first quarter of 2018, unallocated corporate expense totaled $124.0 million, as compared to $118.3 million in the same period of 2017. The increase was driven by the Amplify acquisition and spending on the multi-year implementation of our enterprise resource planning system, which more than offset savings in other areas of corporate expense.
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
At April 1, 2018, our cash and cash equivalents totaled $476.4 million. At December 31, 2017, our cash and cash equivalents totaled $380.2 million. Our cash and cash equivalents during the first three months of 2018 increased $96.2 million compared to the 2017 year-end balance as a result of the net cash provided by certain activities outlined in the following discussion.
Approximately 80% of the balance of our cash and cash equivalents at April 1, 2018 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform during the fourth quarter of 2017 and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to permanently reinvest these funds outside of the United States. The cash that our foreign subsidiaries hold for indefinite reinvestment is expected to be used to finance foreign operations and investments. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Three Months Ended
In millions of dollars	April 1, 2018	April 2, 2017
Net cash provided by (used in):
Operating activities	$352.1	$234.5
Investing activities	(981.8)	(40.7)
Financing activities	725.9	(256.9)
Effect of exchange rate changes on cash and cash equivalents	—	1.1
Increase (decrease) in cash and cash equivalents	$96.2	$(62.0)
Operating activities
We generated cash of $352.1 million for operating activities in the first three months of 2018, an increase of $117.6 million compared to $234.5 million in the same period of 2017. This increase in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, write-down of equity investments and other charges) contributed $67 million of additional cash flow in 2018 relative to 2017.

•
Prepaid expenses and other current assets generated cash of $7 million in 2018, compared to a use of cash of $31 million in 2017. This $38 million fluctuation was mainly driven by the timing of payments to outside vendors and service providers.

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $168 million in 2018 and $189 million in 2017. This $21 million fluctuation was mainly due to lower investments in inventory resulting from a shorter Easter season as compared to prior year. This benefit was partially offset by additional spending necessary to settle certain accrued liabilities acquired in conjunction with the Amplify acquisition, specifically Amplify's acquisition-related costs and accelerated equity compensation.

Investing activities
We used cash of $981.8 million for investing activities in the first three months of 2018, an increase of $941.1 million compared to $40.7 million in the same period of 2017. This increase in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $60.1 million in the first three months of 2018 compared to $33.3 million in the same period of 2017. For full year 2018, we expect capital expenditures, including capitalized software, to approximate $355 million to $375 million.

•
Business Acquisition. In January 2018, we acquired Amplify for $915 million, net of cash acquired. We had no acquisition or divestiture activity in the comparable 2017 period. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $6.3 million in the first three months of 2018, compared to $7.9 million in the same period of 2017.

Financing activities
We generated cash of $725.9 million for financing activities in the first three months of 2018, an increase of $982.8 million compared to cash used of $256.9 million in the same period of 2017. This increase in net cash used in financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2018, we generated cash flow of $1.7 billion through the issuance of short-term commercial paper, partially offset by payments in short-term foreign borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repayment of Amplify's outstanding debt owed under its existing credit agreement. During the first three months of 2017, we reduced commercial paper borrowings by $126 million and repaid $19 million of short-term foreign borrowings.

•
Long-term debt borrowings and repayments. During the first three months of 2018, we repaid $607.9 million of debt assumed in connection with the Amplify acquisition, including all of the outstanding debt owed by Amplify under its existing credit agreement. We had minimal long-term repayment activity during the first three months of 2017.

•
Tax receivable obligation. In connection with the Amplify acquisition, the Company agreed to make a payment to the counterparty of a tax receivable agreement. During the first three months of 2018, we paid $42.5 million of the tax receivable obligation.

•
Share repurchases. We used cash for total share repurchases of $178 million during the first three months of 2018 pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs. We had no share repurchases during the first three months of 2017.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $134.3 million during the first three months of 2018, an increase of $6.3 million compared to $128.0 million in the same period of 2017.

•
Proceeds from the exercise of stock options. We received $1.9 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first three months of 2018, a decrease of $15.9 million compared to $17.8 million in the same period of 2017.

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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•	We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies;

•	We may not fully realize the expected costs savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business;

•	Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•	Such other matters as discussed in our 2017 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at April 1, 2018 and December 31, 2017. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at April 1, 2018 and December 31, 2017. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of April 1, 2018 would have increased interest expense by approximately $0.9 million for the first three months of 2018 and $3.5 million for the full year 2017.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at April 1, 2018 and December 31, 2017 by approximately $126 million and $134 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $15.6 million as of April 1, 2018 and $19.7 million as of December 31, 2017. Our open commodity contracts had a notional value of $397.7 million as of April 1, 2018 and $405.3 million as of December 31, 2017. At the end of the first quarter of 2018, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $42.7 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2017 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 1, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2018.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several years, with initial changes to our consolidated financial reporting to take place in the second quarter of 2018. There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended April 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 15 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2017 Annual Report on Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.  There have been no material changes in our risk factors since the filing of our 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended October 1, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 28	—	$—	—	$200,000
January 29 through February 25	790,000	$99.75	790,000	$121,195
February 25 through April 1	1,001,554	$99.11	616,093	$60,000
Total	1,791,554	$99.40	1,406,093
(1) During the three months ended April 1, 2018, 385,461 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In January 2016, our Board of Directors approved a $500 million share repurchase authorization.  This program was completed in the first quarter of 2018. In October 2017, our Board of Directors approved an additional $100 million share repurchase authorization. As of April 1, 2018, approximately $60 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1
364 Day Credit Agreement, dated as of January 8, 2018, among the Company, Citibank, N.A., Bank of America, N.A. and Royal Bank of Canada is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2018

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

THE HERSHEY COMPANY
(Registrant)

Date:	April 26, 2018	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2018	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)