Form 10-Q
period 2018-07-01
HERSHEY CO
filed 2018-07-27
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018
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
Common Stock, one dollar par value—148,692,935 shares, as of July 20, 2018.
Class B Common Stock, one dollar par value—60,619,777 shares, as of July 20, 2018.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended July 1, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales	$1,751,615	$1,662,991	$3,723,574	$3,542,669
Cost of sales	958,195	897,144	1,956,094	1,867,470
Gross profit	793,420	765,847	1,767,480	1,675,199
Selling, marketing and administrative expense	449,548	443,374	934,872	902,760
Long-lived asset impairment charges	27,168	—	27,168	208,712
Business realignment costs	980	1,981	9,204	45,998
Operating profit	315,724	320,492	796,236	517,729
Interest expense, net	34,952	24,126	64,291	47,867
Other (income) expense, net	20,766	15,249	22,708	20,384
Income before income taxes	260,006	281,117	709,237	449,478
Provision for income taxes	36,687	78,390	135,199	148,503
Net income including noncontrolling interest	223,319	202,727	574,038	300,975
Less: Net loss attributable to noncontrolling interest	(3,536)	(774)	(3,020)	(27,570)
Net income attributable to The Hershey Company	$226,855	$203,501	$577,058	$328,545

Net income per share—basic:
Common stock	$1.11	$0.98	$2.82	$1.58
Class B common stock	$1.01	$0.89	$2.56	$1.44

Net income per share—diluted:
Common stock	$1.08	$0.95	$2.73	$1.53
Class B common stock	$1.01	$0.89	$2.56	$1.44

Dividends paid per share:
Common stock	$0.656	$0.618	$1.312	$1.236
Class B common stock	$0.596	$0.562	$1.192	$1.124

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended						For the six months ended
	July 1, 2018			July 2, 2017			July 1, 2018			July 2, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$223,319			$202,727			$574,038			$300,975
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	$(22,412)	$—	(22,412)	$4,322	$—	4,322	$(23,679)	$—	(23,679)	$18,273	$—	18,273
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	—	—	—	—	—	—	—	—	—	(196)	74	(122)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	(36,535)	(36,535)	—	—	—
Reclassification to earnings	5,094	(1,107)	3,987	7,091	(10,984)	(3,893)	10,191	(2,132)	8,059	14,244	(13,695)	549
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	3,559	(473)	3,086	(707)	703	(4)	7,804	(1,463)	6,341	(2,206)	882	(1,324)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	(11,121)	(11,121)	—	—	—
Reclassification to earnings	2,463	(585)	1,878	2,379	(1,282)	1,097	4,723	(1,195)	3,528	5,412	(2,448)	2,964
Total other comprehensive income (loss), net of tax	$(11,296)	$(2,165)	(13,461)	$13,085	$(11,563)	1,522	$(961)	$(52,446)	(53,407)	$35,527	$(15,187)	20,340
Total comprehensive income including noncontrolling interest			$209,858			$204,249			$520,631			$321,315
Comprehensive loss attributable to noncontrolling interest			(3,654)			(698)			(2,354)			(27,154)
Comprehensive income attributable to The Hershey Company			$213,512			$204,947			$522,985			$348,469

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 1, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$467,352	$380,179
Accounts receivable—trade, net	501,863	588,262
Inventories	916,440	752,836
Prepaid expenses and other	479,450	280,633
Total current assets	2,365,105	2,001,910
Property, plant and equipment, net	2,083,840	2,106,697
Goodwill	1,674,966	821,061
Other intangibles	1,016,312	369,156
Other assets	262,704	251,879
Deferred income taxes	2,726	3,023
Total assets	$7,405,653	$5,553,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$496,865	$523,229
Accrued liabilities	635,728	676,134
Accrued income taxes	30,336	17,723
Short-term debt	1,046,927	559,359
Current portion of long-term debt	304,401	300,098
Total current liabilities	2,514,257	2,076,543
Long-term debt	3,249,689	2,061,023
Other long-term liabilities	436,691	438,939
Deferred income taxes	141,199	45,656
Total liabilities	6,341,836	4,622,161

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at July 1, 2018 and December 31, 2017	—	—
Common stock, shares issued: 299,281,967 at July 1, 2018 and December 31, 2017	299,281	299,281
Class B common stock, shares issued: 60,619,777 at July 1, 2018 and December 31, 2017	60,620	60,620
Additional paid-in capital	940,046	924,978
Retained earnings	6,727,127	6,371,082
Treasury—common stock shares, at cost: 150,648,644 at July 1, 2018 and 149,040,927 at December 31, 2017	(6,609,312)	(6,426,877)
Accumulated other comprehensive loss	(367,818)	(313,746)
Total—The Hershey Company stockholders’ equity	1,049,944	915,338
Noncontrolling interest in subsidiary	13,873	16,227
Total stockholders’ equity	1,063,817	931,565
Total liabilities and stockholders’ equity	$7,405,653	$5,553,726

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1, 2018	July 2, 2017
Operating Activities
Net income including noncontrolling interest	$574,038	$300,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,996	132,079
Stock-based compensation expense	23,546	24,557
Deferred income taxes	1,080	(44,484)
Impairment of long-lived assets (see Notes 6 and 8)	27,168	208,712
Write-down of equity investments	19,764	10,263
Other	14,212	26,418
Changes in assets and liabilities, net of business acquisition:
Accounts receivable—trade, net	100,864	163,924
Inventories	(147,090)	(190,759)
Prepaid expenses and other current assets	(25,966)	(40,162)
Accounts payable and accrued liabilities	(162,054)	(174,004)
Accrued income taxes	54,079	(74,638)
Contributions to pension and other benefit plans	(14,079)	(19,449)
Other assets and liabilities	(13,676)	12,302
Net cash provided by operating activities	602,882	335,734
Investing Activities
Capital additions (including software)	(135,919)	(84,687)
Proceeds from sales of property, plant and equipment and other long-lived assets	16,123	865
Equity investments in tax credit qualifying partnerships	(29,027)	(22,415)
Business acquisition, net of cash and cash equivalents acquired	(915,457)	—
Net cash used in investing activities	(1,064,280)	(106,237)
Financing Activities
Net increase (decrease) in short-term debt	491,100	(13,696)
Long-term borrowings	1,199,921	—
Repayment of long-term debt	(606,540)	(150)
Repayment of tax receivable obligation	(72,000)	—
Cash dividends paid	(267,879)	(256,128)
Repurchase of common stock	(199,665)	(99,992)
Exercise of stock options	8,222	54,826
Net cash provided by (used in) financing activities	553,159	(315,140)
Effect of exchange rate changes on cash and cash equivalents	(4,588)	2,738
Increase (decrease) in cash and cash equivalents	87,173	(82,905)
Cash and cash equivalents, beginning of period	380,179	296,967
Cash and cash equivalents, end of period	$467,352	$214,062
Supplemental Disclosure
Interest paid	$61,452	$49,565
Income taxes paid	70,398	265,756

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income (loss)					577,058			(3,020)	574,038
Other comprehensive income (loss)							(6,416)	666	(5,750)
Dividends (including dividend equivalents):
Common Stock, $1.312 per share					(196,410)				(196,410)
Class B Common Stock, $1.192 per share					(72,259)				(72,259)
Stock-based compensation				24,076					24,076
Exercise of stock options and incentive-based transactions				(9,008)		17,230			8,222
Repurchase of common stock						(199,665)			(199,665)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, July 1, 2018	$—	$299,281	$60,620	$940,046	$6,727,127	$(6,609,312)	$(367,818)	$13,873	$1,063,817

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
Operating results for the quarter ended July 1, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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

Revenue is measured as the amount of consideration we expect to receive in exchange for fulfilling product orders. Sales, value add, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense. The amount of consideration we expect to receive and revenue we recognize includes estimates of variable consideration, including costs for trade promotional programs, consumer incentives, and allowances and discounts associated with aged or potentially unsaleable products. These estimates are based upon our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. We review and update these estimates regularly and the impact of any adjustments are recognized in the period the adjustments are identified. The adjustments recognized in 2018 and 2017 resulting from updated estimates of revenue for prior year product sales were not significant.

We also recognize a minor amount of royalty income (less than 1% of our consolidated net sales) from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur.

The majority of our products are confectionery or confectionery-based and, therefore, exhibit similar economic characteristics, such that they are based on similar ingredients and are marketed and sold through the same channels to the same customers. See Note 12 for revenues reported by geographic segment, which is consistent with how we organize and manage our operations.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On January 1, 2018, we adopted the requirements of ASC Topic 606 and all the related amendments to all of our contracts using the modified retrospective method. Upon completing our implementation assessment of Topic ASC 606, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented within the aforementioned Revenue Recognition policy disclosure.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This ASU requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if presented, or disclosed separately. In addition, only the service cost component may be eligible for capitalization where applicable. The amendments should be applied on a retrospective basis. We adopted the provisions of this ASU in the first quarter of 2018, with retrospective adjustment to the comparative periods determined using the previously disclosed service cost and other costs from our prior year pension and other post-retirement benefit plan footnote. As a result, the following amounts were reclassified for the three and six months ended July 2, 2017 to correspond to the current year presentation:

	Three Months Ended	Six Months Ended
	July 2, 2017
Reclassified from:
Cost of sales	$2,637	$5,429
Selling, marketing and administrative expense	2,514	5,028
Reclassified to Other (income) expense, net	$5,151	$10,457
The adoption of this ASU had no impact on our consolidated balance sheets or statements of cash flows.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within accumulated other comprehensive income (“AOCI”) to retained earnings. We adopted the provisions of this ASU in the first quarter of 2018. We elected to reclassify the income tax effects of the 2017 U.S. tax reform from items in AOCI as of January 1, 2018 so that the tax effects of items within AOCI are reflected at the appropriate tax rate. The impact of the reclassification resulted in a $47,656 decrease to AOCI and a corresponding increase to retained earnings. This amount is considered “provisional” based on reasonable estimates as the Company continues to collect and analyze detailed information about the associated impact of items under U.S. tax reform.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease.  We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard.  Additionally, we are implementing new software functionality to assist in the accounting and are evaluating changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.  ASU 2016-02 is effective for us beginning January 1, 2019.  The guidance originally required entities to apply ASU 2016-02 on a modified retrospective basis; however, the FASB has recently proposed guidance that would allow adoption of the standard as of the effective date without restating prior periods.  We expect adoption of this standard to result in a material increase in lease-related assets and liabilities on our Consolidated Balance Sheets; however, we do not expect it to have a significant impact on our Consolidated Statements of Income or Cash Flows.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of Topic 606. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our Consolidated Financial Statements.
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

During the second quarter of 2018, we recorded measurement period adjustments totaling $26,741, the majority of which related to an increase in the final valuation of the assumed tax receivable obligation. The purchase price allocation has been concluded as of the end of the second quarter, except for the valuation of income tax-related liabilities, which we are still in the process of finalizing.

In connection with the acquisition, the Company agreed to pay in full all outstanding debt owed by Amplify under its existing credit agreement as of January 31, 2018, as well as the amount due under Amplify's existing tax receivable obligation. The Company funded the acquisition and repayment of the acquired debt utilizing the proceeds from the issuance of commercial paper.

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

The Company incurred acquisition-related costs of $20,577 related to the acquisition of Amplify, the majority of which were incurred during the first quarter of 2018. Acquisition-related costs consisted primarily of legal fees, consultant fees, valuation fees and other deal costs and are recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Operations.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 1, 2018 are as follows:

	North America	International and Other	Total
Balance at December 31, 2017	$799,929	$21,132	$821,061
Acquired during the period (see Note 2)	939,388	—	939,388
Purchase price allocation adjustments (see Note 2)	26,741	—	26,741
Reclassified to assets held for sale (see Note 7)	(98,379)	—	(98,379)
Foreign currency translation and other	(11,101)	(2,744)	(13,845)
Balance at July 1, 2018	$1,656,578	$18,388	$1,674,966
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	July 1, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$909,537	$(48,704)	$277,473	$(37,510)
Customer-related	156,368	(36,245)	128,182	(34,659)
Patents	16,606	(15,877)	17,009	(15,975)
Total	1,082,511	(100,826)	422,664	(88,144)

Intangible assets not subject to amortization:
Trademarks	34,627		34,636
Total other intangible assets	$1,016,312		$369,156
Total amortization expense for the three months ended July 1, 2018 and July 2, 2017 was $9,834 and $5,407, respectively. Total amortization expense for the six months ended July 1, 2018 and July 2, 2017 was $18,285 and $12,558, respectively.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 1, 2018, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $113,560 at July 1, 2018 and $110,684 at December 31, 2017. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At July 1, 2018, we had outstanding commercial paper totaling $933,367, at a weighted average interest rate of 2.0%. At December 31, 2017, we had outstanding commercial paper totaling $448,675, at a weighted average interest rate of 1.4%.
Long-term Debt
Long-term debt consisted of the following:

	July 1, 2018	December 31, 2017
1.60% Notes due 2018	$300,000	$300,000
2.90% Notes due 2020	350,000	—
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021	350,000	—
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023	500,000	—
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Capital lease obligations	97,684	99,194
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(21,948)	(16,427)
Total long-term debt	3,554,090	2,361,121
Less—current portion	304,401	300,098
Long-term portion	$3,249,689	$2,061,023

In May 2018, we issued $350,000 of 2.90% Notes due in 2020, $350,000 of 3.10% Notes due in 2021 and $500,000 of 3.375% Notes due in 2023 (the "Notes"). Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193,827. The Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Interest expense	$38,098	$25,299	$70,951	$50,253
Capitalized interest	(1,334)	(875)	(2,633)	(1,859)
Interest expense	36,764	24,424	68,318	48,394
Interest income	(1,812)	(298)	(4,027)	(527)
Interest expense, net	$34,952	$24,126	$64,291	$47,867

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 6- to 24-month periods. Our open commodity derivative contracts had a notional value of $524,145 as of July 1, 2018 and $405,288 as of December 31, 2017.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 6 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $122,109 at July 1, 2018 and $135,962 at December 31, 2017. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,791 at July 1, 2018 and December 31, 2017, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at July 1, 2018 and December 31, 2017.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 6 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at July 1, 2018 and December 31, 2017 was $29,771 and $25,246, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of July 1, 2018 and December 31, 2017:

	July 1, 2018		December 31, 2017
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$6,883	$266	$423	$1,427

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	—	7,276	—	1,897

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	8,630	397	390	3,054
Deferred compensation derivatives	806	—	1,581	—
Foreign exchange contracts	63	—	31	—
	9,499	397	2,002	3,054
Total	$16,382	$7,939	$2,425	$6,378

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of July 1, 2018, amounts reflected on a net basis in assets were assets of $68,302 and liabilities of $59,671, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2017 were assets of $48,505 and liabilities of $50,179. At July 1, 2018 and December 31, 2017, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 1, 2018 and July 2, 2017 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2018	2017	2018	2017	2018	2017
Commodities futures and options	$183	$(32,519)	$—	$—	$—	$(399)
Foreign exchange contracts	137	44	3,559	(707)	(93)	390
Interest rate swap agreements	—	—	—	—	(2,370)	(2,370)
Deferred compensation derivatives	1,199	(632)	—	—	—	—
Total	$1,519	$(33,107)	$3,559	$(707)	$(2,463)	$(2,379)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 1, 2018 and July 2, 2017 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2018	2017	2018	2017	2018	2017
Commodities futures and options	$66,773	$(38,055)	$—	$—	$—	$(837)
Foreign exchange contracts	(15)	(51)	7,804	(2,206)	43	218
Interest rate swap agreements	—	—	—	—	(4,766)	(4,793)
Deferred compensation derivatives	806	645	—	—	—	—
Total	$67,564	$(37,461)	$7,804	$(2,206)	$(4,723)	$(5,412)

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified from accumulated OCI into earnings in the next 12 months was approximately $2,915 as of July 1, 2018. This amount was primarily associated with interest rate swap agreements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Fair Value Hedges
For the three months ended July 1, 2018 and 2017, we recognized a net pretax loss to interest expense of $153 and a net pretax benefit of $732 relating to our fixed-to-floating interest swap arrangements. For the six months ended July 1, 2018 and 2017, we recognized a net pretax benefit to interest expense of $125 and $1,630 relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 1, 2018 and December 31, 2017:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
July 1, 2018:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$6,946	$—	$6,946
Deferred compensation derivatives (3)	—	806	—	806
Commodities futures and options (4)	8,630	—	—	8,630
Liabilities:
Foreign exchange contracts (1)	—	266	—	266
Interest rate swap agreements (2)	—	7,276	—	7,276
Commodities futures and options (4)	397	—	—	397
December 31, 2017:
Assets:
Foreign exchange contracts (1)	$—	$454	$—	$454
Deferred compensation derivatives (3)	—	1,581	—	1,581
Commodities futures and options (4)	390	—	—	390
Liabilities:
Foreign exchange contracts (1)	—	1,427	—	1,427
Interest rate swap agreements (2)	—	1,897	—	1,897
Commodities futures and options (4)	3,054	—	—	3,054

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of July 1, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	July 1, 2018	December 31, 2017	July 1, 2018	December 31, 2017
Current portion of long-term debt	$304,087	$299,430	$304,401	$300,098
Long-term debt	3,228,667	2,113,296	3,249,689	2,061,023
Total	$3,532,754	$2,412,726	$3,554,090	$2,361,121
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the Amplify acquisition, during the first quarter of 2018, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. In connection with disposal groups classified as held for sale, as discussed in Note 7, during the second quarter of 2018, we recorded impairment charges totaling $27,168 to adjust the long-lived asset values within the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices agreed with the third-party buyers.
During the first quarter of 2017, as discussed in Note 8, we recorded impairment charges totaling $105,992 to write down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote down property, plant and equipment by $102,720. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets were derived using a combination of an estimated market liquidation approach and discounted cash flow analyses based on Level 3 inputs.
7. ASSETS AND LIABILITIES HELD FOR SALE
As of July 1, 2018, the following four disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•
Select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the 2016 Operational Optimization Program. We sold a minor portion of

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

these assets in the second quarter of 2018 and expect the remaining facilities to be sold in the third quarter of 2018.

•
The Tyrrells business, which was acquired in connection with the January 2018 acquisition of Amplify. We began efforts to sell this business shortly after closing on the Amplify acquisition and the sale was completed on July 5, 2018.

•
The Shanghai Golden Monkey ("SGM") business, that met the held for sale criteria in the second quarter 2018 based on our efforts to market this business for sale. The sale of the SGM business was completed on July 24, 2018.

•
The long-lived assets of Lotte Shanghai Foods Co., Ltd. that were taken out of operation and classified as held for sale during the second quarter of 2018. This venture is currently in the process of being liquidated by the venture partners.

In April 2018, we sold the licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for sale proceeds of approximately $13,000, realizing a gain on the sale of $2,658.

The amounts classified as assets and liabilities held for sale at July 1, 2018 include the following:

Assets held for sale, included in prepaid expenses and other assets
Cash	$3,458
Accounts receivable	26,298
Inventories	10,301
Prepaid expenses and other	7,603
Long-lived assets	167,994
Non-current assets	31,472
$247,126

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$35,081
Other long-term liabilities	2,940
$38,021
8. BUSINESS REALIGNMENT ACTIVITIES
We are currently executing upon several business realignment initiatives designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded during the three and six months ended July 1, 2018 and July 2, 2017 related to these activities are as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Margin for Growth Program:
Severance	$3,014	$888	$7,062	$30,455
Accelerated depreciation	6,527	6,873	7,244	6,873
Other program costs	5,117	6,381	15,205	11,203
Operational Optimization Program:
Severance	—	—	—	13,828
Other program costs	638	312	1,736	(917)
Total	$15,296	$14,454	$31,247	$61,442

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
For the three and six months ended July 1, 2018, we recognized total costs associated with the Margin for Growth Program of $14,658 and $29,511, respectively. These charges include employee severance and relate largely to our initiative to improve the cost structure of our China business, as well as our initiative to further streamline our corporate operating model. We also recognized non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. For the three and six months ended July 2, 2017, we recognized total costs associated with the Margin for Growth Program of $14,142 and $48,531, respectively. The 2017 charges are consistent in nature to our 2018 activity.
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
For the three and six months ended July 1, 2018, we incurred pre-tax costs totaling $638 and $1,736, respectively, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. For the three and six months ended July 2, 2017, we incurred pre-tax costs totaling $312 and $12,911, respectively, primarily related to employee severance associated with the workforce planning efforts within North America. We currently expect to incur additional cash costs of approximately $7,000 over the next six months to complete the remaining facility consolidation efforts relating to this program.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Costs associated with business realignment activities are classified in our Consolidated Statements of Income for the three and six months ended July 1, 2018 and July 2, 2017 as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Cost of sales	$7,322	$5,772	$9,536	$6,262
Selling, marketing and administrative expense	6,994	6,701	12,507	9,182
Business realignment costs	980	1,981	9,204	45,998
Costs associated with business realignment activities	$15,296	$14,454	$31,247	$61,442
On a cumulative program to date basis, the costs and related benefits of the Margin for Growth Program are approximately 60% to the North America segment and 40% to the International and Other segment. In addition, the costs and related benefits of the Operational Optimization Program relate approximately 35% to the North America segment and 65% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
The following table presents the liability activity for costs qualifying as exit and disposal costs for the six months ended July 1, 2018:

Total
Liability balance at December 31, 2017	$38,992
2018 business realignment charges (1)	14,265
Cash payments	(32,955)
Other, net	669
Liability balance at July 1, 2018 (reported within accrued and other long-term liabilities)	$20,971

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

9. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the six months ended July 1, 2018 and July 2, 2017 were 19.1% and 33.0%, respectively. Relative to the statutory rate, the 2018 effective tax rate was impacted by investment tax credits and favorable rate differential relating to foreign operations, partially offset by state and local taxes. The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by investment tax credits, favorable foreign rate differential relating to foreign operations, and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $10,757 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

During the fourth quarter of 2017, we recorded a net provisional charge of $32,500, which included the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.  The impact of the U.S. tax reform may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued and actions taken by Hershey as a result of the U.S. tax reform. During the six months ended July 1, 2018, there were no adjustments to the recorded provisional amount.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the second quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$5,324	$5,051	$58	$66
Interest cost	7,827	10,200	1,732	2,204
Expected return on plan assets	(14,752)	(14,344)	—	—
Amortization of prior service (credit) cost	(1,799)	(1,455)	209	186
Amortization of net loss	6,684	8,360	—	—
Total net periodic benefit cost	$3,284	$7,812	$1,999	$2,456

We made contributions of $296 and $6,334 to the pension plans and other benefits plans, respectively, during the second quarter of 2018. In the second quarter of 2017, we made contributions of $293 and $7,580 to our pension plans and other benefit plans, respectively. The contributions in 2018 and 2017 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$10,659	$10,225	$116	$131
Interest cost	15,666	20,499	3,464	4,412
Expected return on plan assets	(29,518)	(28,698)	—	—
Amortization of prior service (credit) cost	(3,598)	(2,911)	418	373
Amortization of net loss	13,371	16,782	—	—
Total net periodic benefit cost	$6,580	$15,897	$3,998	$4,916

We made contributions of $1,301 and $12,778 to the pension plans and other benefits plans, respectively, during the second quarter of 2018. In the second quarter of 2017, we made contributions of $4,985 and $14,464 to our pension plans and other benefit plans, respectively. The contributions in 2018 and 2017 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Pre-tax compensation expense	$13,088	$12,435	$23,546	$24,557
Related income tax benefit	2,364	3,230	4,968	7,048
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of July 1, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $75,088 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended July 1, 2018 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	5,921,062	$89.06	5.8 years
Granted	924,445	$99.88
Exercised	(286,284)	$56.55
Forfeited	(227,524)	$101.33
Outstanding as of July 1, 2018	6,331,699	$91.66	5.8 years	$48,161
Options exercisable as of July 1, 2018	4,275,052	$87.29	4.4 years	$47,451
The weighted-average fair value of options granted was $15.57 and $15.77 per share for the periods ended July 1, 2018 and July 2, 2017, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 1, 2018	July 2, 2017
Dividend yields	2.3%	2.4%
Expected volatility	16.6%	17.2%
Risk-free interest rates	2.8%	2.2%
Expected term in years	6.6	6.8
The total intrinsic value of options exercised was $12,386 and $36,507 for the periods ended July 1, 2018 and July 2, 2017, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended July 1, 2018 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding as of December 31, 2017	923,364	$103.11
Granted	361,068	$97.92
Performance assumption change (1)	(148,330)	$101.59
Vested	(200,863)	$105.43
Forfeited	(87,238)	$103.72
Outstanding as of July 1, 2018	848,001	$101.53

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Six Months Ended
	July 1, 2018	July 2, 2017
Units granted	361,068	418,369
Weighted-average fair value at date of grant	$97.92	$111.06
Monte Carlo simulation assumptions:
Estimated values	$29.17	$46.85
Dividend yields	2.6%	2.3%
Expected volatility	20.4%	20.4%
The fair value of shares vested totaled $19,740 and $22,206 for the periods ended July 1, 2018 and July 2, 2017, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 365,753 units as of July 1, 2018. Each unit is equivalent to one share of the Company’s Common Stock.
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

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario), Dubai, and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net sales:
North America	$1,559,952	$1,477,014	$3,311,640	$3,154,160
International and Other	191,663	185,977	411,934	388,509
Total	$1,751,615	$1,662,991	$3,723,574	$3,542,669

Segment income:
North America	$443,859	$460,048	$978,285	$1,012,807
International and Other	16,627	8,368	34,307	10,091
Total segment income (1)	460,486	468,416	1,012,592	1,022,898
Unallocated corporate expense (2)	121,006	121,903	244,973	240,236
Unallocated mark-to-market (gains) losses on commodity derivatives	(20,831)	11,556	(117,081)	(5,532)
Long-lived asset impairment charges	27,168	—	27,168	208,712
Costs associated with business realignment activities	15,296	14,454	31,247	61,442
Acquisition-related costs	4,781	11	32,707	311
Gain on sale of licensing rights	(2,658)	—	(2,658)	—
Operating profit	315,724	320,492	796,236	517,729
Interest expense, net	34,952	24,126	64,291	47,867
Other (income) expense, net	20,766	15,249	22,708	20,384
Income before income taxes	$260,006	$281,117	$709,237	$449,478

(1)
Segment income for the three and six months ended July 2, 2017 have been revised to conform to the current definition of segment income, which has been updated for the exclusion of certain pension-related costs.

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

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(183)	$32,519	$(66,773)	$38,055
Net losses on commodity derivative positions reclassified from unallocated to segment income	20,648	20,963	50,308	43,587
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative gains	$(20,831)	$11,556	$(117,081)	$(5,532)
As of July 1, 2018, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $10,865. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $41,445 to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
North America	$52,186	$41,751	$100,171	$82,988
International and Other	6,542	9,747	20,830	22,713
Corporate (1)	17,852	15,629	29,995	26,378
Total	$76,580	$67,127	$150,996	$132,079

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 8. Such amounts are not included within our measure of segment income.

13. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 1, 2018
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,406,093	$140,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	615,719	59,665
Total share repurchases	2,021,812	199,665
Shares issued for stock options and incentive compensation	(414,095)	$(17,230)
Net change	1,607,717	$182,435
The $500,000 share repurchase program approved by our Board of Directors in January 2016 was completed in the first quarter of 2018. In October 2017, our Board of Directors approved an additional $100,000 share repurchase authorization, to commence after the existing 2016 authorization was completed. As of July 1, 2018, $60,000 remained available for repurchases of our Common Stock under this program. In July 2018, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2017 authorization is completed and is to be utilized at management's discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
14. NONCONTROLLING INTEREST
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2018 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2017	$16,227
Net loss attributable to noncontrolling interest	(3,020)
Other comprehensive income - foreign currency translation adjustments	666
Balance, July 1, 2018	$13,873

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	July 1, 2018		July 2, 2017
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$97,450	$36,129	$94,043	$34,068
Allocation of undistributed earnings	68,097	25,179	55,370	20,020
Total earnings—basic	$165,547	$61,308	$149,413	$54,088

Denominator (shares in thousands):
Total weighted-average shares—basic	148,948	60,620	152,466	60,620

Earnings Per Share—basic	$1.11	$1.01	$0.98	$0.89

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$165,547	$61,308	$149,413	$54,088
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	61,308	—	54,088	—
Reallocation of undistributed earnings	—	(100)	—	(149)
Total earnings—diluted	$226,855	$61,208	$203,501	$53,939

Denominator (shares in thousands):
Number of shares used in basic computation	148,948	60,620	152,466	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	559	—	1,229	—
Performance and restricted stock units	251	—	325	—
Total weighted-average shares—diluted	210,378	60,620	214,640	60,620

Earnings Per Share—diluted	$1.08	$1.01	$0.95	$0.89
The earnings per share calculations for the three months ended July 1, 2018 and July 2, 2017 excluded 4,196 and 1,808 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 1, 2018		July 2, 2017
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$195,620	$72,259	$187,992	$68,136
Allocation of undistributed earnings	225,956	83,223	53,180	19,237
Total earnings—basic	$421,576	$155,482	$241,172	$87,373

Denominator (shares in thousands):
Total weighted-average shares—basic	149,534	60,620	152,393	60,620

Earnings Per Share—basic	$2.82	$2.56	$1.58	$1.44

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$421,576	$155,482	$241,172	$87,373
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	155,482	—	87,373	—
Reallocation of undistributed earnings	—	(411)	—	(145)
Total earnings—diluted	$577,058	$155,071	$328,545	$87,228

Denominator (shares in thousands):
Number of shares used in basic computation	149,534	60,620	152,393	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	702	—	1,248	—
Performance and restricted stock units	314	—	324	—
Total weighted-average shares—diluted	211,170	60,620	214,585	60,620

Earnings Per Share—diluted	$2.73	$2.56	$1.53	$1.44
The earnings per share calculations for the six months ended July 1, 2018 and July 2, 2017 excluded 4,196 and 2,067 stock options (in thousands), respectively, that would have been antidilutive.
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Write-down of equity investments in partnerships qualifying for tax credits	$19,330	$10,263	$19,764	$10,263
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	(98)	5,151	(196)	10,457
Other (income) expense, net	1,534	(165)	3,140	(336)
Total	$20,766	$15,249	$22,708	$20,384

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	July 1, 2018	December 31, 2017
Inventories:
Raw materials	$266,798	$224,940
Goods in process	137,704	93,627
Finished goods	681,725	614,945
Inventories at FIFO	1,086,227	933,512
Adjustment to LIFO	(169,787)	(180,676)
Total inventories	$916,440	$752,836

Prepaid expenses and other:
Prepaid expenses	$70,315	$128,735
Assets held for sale	247,126	21,124
Other current assets	162,009	130,774
Total prepaid expenses and other	$479,450	$280,633

Property, plant and equipment:
Land	$109,363	$108,300
Buildings	1,235,965	1,214,158
Machinery and equipment	2,959,326	2,925,353
Construction in progress	230,456	212,912
Property, plant and equipment, gross	4,535,110	4,460,723
Accumulated depreciation	(2,451,270)	(2,354,026)
Property, plant and equipment, net	$2,083,840	$2,106,697

Other assets:
Capitalized software, net	$114,936	$104,881
Other non-current assets	147,768	146,998
Total other assets	$262,704	$251,879

Accrued liabilities:
Payroll, compensation and benefits	$154,832	$190,863
Advertising and promotion	257,228	305,107
Liabilities held for sale	38,021	—
Other	185,647	180,164
Total accrued liabilities	$635,728	$676,134

Other long-term liabilities:
Post-retirement benefits liabilities	$210,274	$215,320
Pension benefits liabilities	37,632	39,410
Other	188,785	184,209
Total other long-term liabilities	$436,691	$438,939

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(116,182)	$(91,837)
Pension and post-retirement benefit plans, net of tax	(198,002)	(169,526)
Cash flow hedges, net of tax	(53,634)	(52,383)
Total accumulated other comprehensive loss	$(367,818)	$(313,746)

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
In January 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. ("Amplify"), a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega, Paqui and Tyrrells. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. The business enables us to capture more consumer snacking occasions by contributing a new portfolio of brands. On July 5, 2018, we sold the Tyrrells business in order to focus on the U.S. growth opportunities.
Our second quarter 2018 net sales totaled $1,751.6 million, an increase of 5.3%, versus $1,663.0 million for the second quarter 2017. There was no impact from foreign currency exchange rates during the period. Net sales growth was driven primarily by the Amplify acquisition.
Our reported gross margin was 45.3% for the second quarter 2018, a decrease of 80 basis points compared to the second quarter 2017. Our second quarter 2018 non-GAAP gross margin was 44.5%, a decrease of 260 basis points compared to the second quarter 2017 due to incremental investments in trade promotional spending, higher freight and logistics costs, unfavorable mix and additional plant costs related to new production lines.
Our second quarter 2018 reported net income and EPS-diluted totaled $226.9 million and $1.08, respectively, compared to the second quarter 2017 reported net income and EPS-diluted of $203.5 million and $0.95, respectively. From a non-GAAP perspective, second quarter 2018 adjusted net income was $240.6 million, an increase of 4.4% versus $230.5 million in the second quarter 2017. Our adjusted EPS-diluted for the second quarter 2018 was $1.14 compared to $1.08 for the second quarter 2017, an increase of 5.6%. The increases in our adjusted net income and adjusted EPS-diluted in 2018 compared to 2017 is primarily due to the lower 2018 tax rate as a result of U.S. tax reform, partially offset by lower gross margin and higher interest expense.

Looking forward, we expect North America performance to improve in the second half of the year. We are continuing to invest in our core brands including new campaigns, sharper positioning, improved packaging and robust marketing support to drive velocities. We are leveraging new capabilities to secure additional space at key retailers, with a focus on our fastest moving, most profitable product offerings. In addition to these initiatives and the expanded rollout of Reese’s Outrageous bars, we have good visibility into strong Halloween and Holiday orders. We expect the strong sales and profit trends in our international markets to continue in the second half of the year as well.
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

Explanatory Note
In conjunction with the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715), in the first quarter of 2018, the Company elected to discontinue its practice of excluding the non-service related components of its net periodic benefit cost in deriving its non-GAAP financial measures, with a minor exception. Historically, the Company excluded from its non-GAAP results the following components relating to its pension benefit plans: interest cost, expected return on plan assets, amortization of net loss (gain), and settlement and curtailment charges. The Company did not historically exclude from its non-GAAP results the non-service related components relating to its other post retirement benefit plans. Starting with the first quarter of 2018, the Company will continue to exclude from its non-GAAP results the portion of pension settlement and/or curtailment charges relating to Company-directed initiatives, such as significant business realignment events and benefit plan terminations or amendments. As a result of this change, the non-GAAP reconciliations presented for the three and six months ended July 2, 2017 that follow have been revised to conform to this updated presentation. The revision in the Company’s determination of non-GAAP earnings resulted in a reduction of $0.01 to adjusted earnings per share-diluted from $1.09 to $1.08 for the three months ended July 2, 2017 and a reduction of $0.02 to adjusted earnings per share-diluted from $2.40 to $2.38 for the six months ended July 2, 2017.

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Six Months Ended
In thousands except per share data	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
		(Revised)		(Revised)
Reported gross profit	$793,420	$765,847	$1,767,480	$1,675,199
Derivative mark-to-market (gains) losses	(20,831)	11,556	(117,081)	(5,532)
Business realignment activities	7,322	5,772	9,536	6,262
Acquisition-related costs	25	—	4,987	—
Non-GAAP gross profit	$779,936	$783,175	$1,664,922	$1,675,929

Reported operating profit	$315,724	$320,492	$796,236	$517,729
Derivative mark-to-market (gains) losses	(20,831)	11,556	(117,081)	(5,532)
Business realignment activities	15,296	14,454	31,247	61,442
Acquisition-related costs	4,781	11	32,707	311
Long-lived asset impairment charges	27,168	—	27,168	208,712
Gain on sale of licensing rights	(2,658)	—	(2,658)	—
Non-GAAP operating profit	$339,480	$346,513	$767,619	$782,662

Reported provision for income taxes	$36,687	$78,390	$135,199	$148,503
Derivative mark-to-market (gains) losses*	(2,754)	(847)	(11,695)	352
Business realignment activities*	11,676	5,836	15,503	17,307
Acquisition-related costs*	1,076	4	6,479	118
Long-lived asset impairment charges**	—	(7,227)	—	37,974
Gain on sale of licensing rights*	(1,203)	—	(1,203)	—
Non-GAAP provision for income taxes	$45,482	$76,156	$144,283	$204,254

Reported net income	$226,855	$203,501	$577,058	$328,545
Derivative mark-to-market (gains) losses	(18,077)	12,403	(105,386)	(5,884)
Business realignment activities	3,619	8,618	15,743	44,135
Acquisition-related costs	3,705	7	26,228	193
Long-lived asset impairment charges	27,168	7,227	27,168	170,738
Noncontrolling interest share of business realignment and impairment charges	(1,246)	(1,296)	(790)	(27,962)
Gain on sale of licensing rights	(1,455)	—	(1,455)	—
Non-GAAP net income	$240,569	$230,460	$538,566	$509,765

Reported EPS - Diluted	$1.08	$0.95	$2.73	$1.53
Derivative mark-to-market (gains) losses	(0.09)	0.06	(0.50)	(0.03)
Business realignment activities	0.02	0.04	0.08	0.21
Acquisition-related costs	0.01	—	0.12	—
Long-lived asset impairment charges	0.13	0.04	0.13	0.80
Noncontrolling interest share of business realignment and impairment charges	—	(0.01)	—	(0.13)
Gain on sale of licensing rights	(0.01)	—	(0.01)	—
Non-GAAP EPS - Diluted	$1.14	$1.08	$2.55	$2.38

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

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
				(Revised)
As reported gross margin	45.3%	46.1%	47.5%	47.3%
Non-GAAP gross margin (1)	44.5%	47.1%	44.7%	47.3%

As reported operating profit margin	18.0%	19.3%	21.4%	14.6%
Non-GAAP operating profit margin (2)	19.4%	20.8%	20.6%	22.1%

As reported effective tax rate	14.1%	27.9%	19.1%	33.0%
Non-GAAP effective tax rate (3)	16.0%	24.8%	21.2%	28.6%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
The mark-to-market (gains) losses on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding (gains) losses are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended July 1, 2018 and July 2, 2017, the net adjustment recognized within unallocated was a gain of $20.8 million and a loss of $11.6 million, respectively. For the six months ended July 1, 2018 and July 2, 2017, the net adjustment recognized within unallocated was a gain of $117.1 million and a gain of $5.5 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended July 1, 2018 and July 2, 2017, we incurred $15.3 million and $14.5 million, respectively, of pre-tax costs related to business realignment activities. For the six months ended July 1, 2018 and July 2, 2017, we incurred $31.2 million and $61.4 million, respectively, of pre-tax costs related to business realignment activities. See Note 8 to the Unaudited Consolidated Financial Statements for more information.

Acquisition-related costs
For the three months ended July 1, 2018, we incurred expenses totaling $4.8 million. Costs incurred during the three months ended July 2, 2017 were insignificant. For the six months ended July 1, 2018 and July 2, 2017, we incurred expenses totaling $32.7 million and $0.3 million, respectively. 2018 costs related to the acquisition of Amplify Snack Brands, Inc. and primarily include legal and consultant fees, as well as severance and other costs relating to the integration of the business. 2017 costs related to the integration of the 2016 acquisition of Ripple Brand Collective, LLC as we incorporated this business into our operating practices and information systems. See Note 2 to the Unaudited Consolidated Financial Statements for more information.

Long-lived asset impairment charges
For the three and six months ended July 1, 2018, we incurred $27.2 million of pre-tax long-lived asset impairment charges within the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. See Note 7 to the Unaudited Consolidated Financial Statements for more information. For the six months ended July 2, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This included a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 8 to the Unaudited Consolidated Financial Statements for more information.

Noncontrolling interest share of business realignment and impairment charges
Certain of the business realignment and impairment charges recorded for the three and six months ended July 1, 2018 and July 2, 2017, in connection with the Margin for Growth Program, related to Lotte Shanghai Foods Co., Ltd., a joint venture in which we own a 50% controlling interest. Therefore, we have also adjusted for the portion of these charges included within the income (loss) attributed to the non-controlling interest.

Gain on sale of licensing rights
During the second quarter of 2018, we recorded a $2.7 million gain on the sale of licensing rights for a non-core trademark relating to a brand marketed outside of the U.S.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended July 1, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(2.6)%	3.8%	(6.4)%
Total North America segment	5.6%	0.2%	5.4%

International and Other segment
Mexico	3.2%	(4.4)%	7.6%
Brazil	8.3%	(13.9)%	22.2%
India	23.1%	(5.1)%	28.2%
Greater China	6.7%	7.8%	(1.1)%
Total International and Other segment	3.1%	(1.7)%	4.8%

Total Company	5.3%	—%	5.3%

	Six Months Ended July 1, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	3.0%	4.4%	(1.4)%
Total North America segment	5.0%	0.2%	4.8%

International and Other segment
Mexico	9.9%	2.6%	7.3%
Brazil	8.2%	(8.0)%	16.2%
India	27.3%	0.2%	27.1%
Greater China	7.0%	6.8%	0.2%
Total International and Other segment	6.0%	0.4%	5.6%

Total Company	5.1%	0.2%	4.9%

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent	Six Months Ended		Percent
	July 1, 2018	July 2, 2017	Change	July 1, 2018	July 2, 2017	Change
In millions of dollars except per share amounts
Net Sales	$1,751.6	$1,663.0	5.3%	$3,723.6	$3,542.7	5.1%
Cost of Sales	958.2	897.1	6.8%	1,956.1	1,867.5	4.7%
Gross Profit	793.4	765.8	3.6%	1,767.5	1,675.2	5.5%
Gross Margin	45.3%	46.1%		47.5%	47.3%
SM&A Expense	449.5	443.4	1.4%	934.9	902.8	3.6%
SM&A Expense as a percent of net sales	25.7%	26.7%		25.1%	25.5%
Long-Lived Asset Impairment Charges	27.2	—	NM	27.2	208.7	(87.0)%
Business Realignment Costs	1.0	2.0	(50.5)%	9.2	46.0	(80.0)%
Operating Profit	315.7	320.5	(1.5)%	796.2	517.7	53.8%
Operating Profit Margin	18.0%	19.3%		21.4%	14.6%
Interest Expense, Net	35.0	24.1	44.9%	64.3	47.9	34.3%
Other (Income) Expense, Net	20.8	15.2	36.2%	22.7	20.4	11.4%
Provision for Income Taxes	36.7	78.4	(53.2)%	135.2	148.5	(9.0)%
Effective Income Tax Rate	14.1%	27.9%		19.1%	33.0%
Net Income Including Noncontrolling Interest	223.3	202.7	10.2%	574.0	301.0	90.7%
Less: Net Loss Attributable to Noncontrolling Interest	(3.5)	(0.8)	356.8%	(3.0)	(27.6)	(89.0)%
Net Income Attributable to The Hershey Company	$226.9	$203.5	11.5%	$577.1	$328.5	75.6%
Net Income Per Share—Diluted	$1.08	$0.95	13.7%	$2.73	$1.53	78.4%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.

Results of Operations - Second Quarter 2018 vs. Second Quarter 2017
Net Sales
Net sales increased 5.3% in the second quarter of 2018 compared to the same period of 2017, reflecting a benefit from the recent Amplify acquisition of 5.9% and a volume increase of 1.0%, partially offset by unfavorable price realization of 1.6%. There was no impact from foreign currency exchange rates during the period. The volume growth was driven by higher sales volume in the United States, primarily from core brands, as well as solid marketplace growth in Mexico, Brazil and India. The unfavorable net price realization was primarily a result of incremental trade promotional expense in the North America segment in support of 2018 programming.
Key U.S. Marketplace Metrics
For the twelve weeks ended July 15, 2018, our total U.S. retail takeaway, including Amplify, was in line with prior year in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway declined by 0.4%, resulting in a CMG market share loss of approximately 30 basis points.

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
Cost of Sales and Gross Margin
Cost of sales increased 6.8% in the second quarter of 2018 compared to the same period of 2017. The increase was driven by higher sales volume, as well as higher freight and logistics costs and additional plant costs. This was partially offset by an incremental $32.4 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases and supply chain productivity.
Gross margin decreased by 80 basis points in the second quarter of 2018 compared to the same period of 2017. This was primarily due to higher freight and logistics costs, unfavorable product mix, additional plant costs related to new production lines, and incremental trade promotional expense and packaging costs. However, the favorable year-over-year mark-to-market impact from commodity derivative instruments and supply chain productivity partially offset the decrease in gross margin.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $6.2 million or 1.4% in the second quarter of 2018. Total advertising and related consumer marketing expenses declined 7.2% due mainly to spend optimization and shifts relating to our emerging brands; however, advertising and related consumer marketing on our core U.S. confection brands increased. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 6.4% in the second quarter due to incremental expenses from the Amplify acquisition and higher expenses related to the multi-year implementation of our enterprise resource planning system, which more than offset reductions in our base spending from the Margin for Growth Program.
Long-Lived Asset Impairment Charges
In the second quarter of 2018, we recorded long-lived asset impairment charges of $27.2 million associated with the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. There were no long-lived asset impairment charges in the second quarter of 2017.
Business Realignment Activities
In the second quarter of 2018 and 2017, we recorded business realignment costs of $1.0 million and $2.0 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 8 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 1.5% in the second quarter of 2018 compared to the same period of 2017 primarily due to higher SM&A and long-lived impairment charges, partly offset by higher gross profit and lower business realignment costs, as discussed previously. Operating profit margin decreased to 18.0% in 2018 from 19.3% in 2017 driven by these same factors.
Interest Expense, Net
Net interest expense was $10.8 million higher in the second quarter of 2018 compared to the same period of 2017. The increase was due to higher levels of commercial paper to fund the Amplify acquisition, as well as incremental interest on $1.2 billion of notes issued in May 2018.

Other (Income) Expense, Net
Other (income) expense, net totaled an expense of $20.8 million in the second quarter of 2018 compared to an expense of $15.2 million in the second quarter of 2017. The increase was primarily due to an incremental $9.1 million write-down on equity investments qualifying for federal historic and energy tax credits, partially offset by minimal income from non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2018, compared to expense of $5.2 million during the 2017 period.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 14.1% for the second quarter of 2018 compared with 27.9% for the second quarter of 2017, with the lower 2018 rate reflecting the impact of the U.S. tax reform. Relative to the statutory rate, the 2018 effective tax rate was impacted by investment tax credits and favorable rate differential relating to foreign operations, partially offset by state and local taxes. The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by investment tax credits, favorable foreign rate differential relating to foreign operations, and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $23.4 million, or 11.5%, while EPS-diluted increased $0.13, or 13.7%, in the second quarter of 2018 compared to the same period of 2017. The increase in both 2018 net income and EPS-diluted were driven primarily by higher gross profit and lower income taxes, which were partly offset by higher SM&A, long-lived impairment charges and higher interest expense, as noted above. Our 2018 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a prior year repurchase from the Milton Hershey School Trust, as well as current year repurchases pursuant to our Board-approved repurchase programs.

Results of Operations - First Six Months 2018 vs. First Six Months 2017
Net Sales
Net sales increased 5.1% in the first six months of 2018 compared to the same period of 2017, reflecting a benefit from the recent Amplify acquisition of 4.6%, a volume increase of 1.8%, and a favorable impact from foreign currency exchange rates of 0.2%, partially offset by unfavorable price realization of 1.5%. Excluding foreign currency, our net sales increased 4.9%. Consolidated volumes increased as a result of higher sales volume in the United States, specifically from innovation and core brand growth in 2018, as well as solid marketplace growth in Mexico, Brazil and India. The benefits from Amplify and volume increases were partially offset by unfavorable net price realization, which was attributed to incremental trade promotional expense in the North America segment in support of 2018 programming.
Cost of Sales and Gross Margin
Cost of sales increased 4.7% in the first six months of 2018 compared to the same period of 2017. The increase was driven by higher sales volume, as well as higher freight and logistics costs and additional plant costs. This was offset by an incremental $111.5 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases and supply chain productivity.
Gross margin increased by 20 basis points in the first six months of 2018 compared to the same period of 2017. This was primarily due to the favorable year-over-year mark-to-market impact from commodity derivative instruments and supply chain productivity. However, higher freight and logistics costs, unfavorable product mix, additional plant costs related to new production lines, and incremental trade promotional expense partially offset the increase in gross margin.

Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $32.1 million or 3.6% in the first six months of 2018. Total advertising and related consumer marketing expenses declined 6.2% due mainly to spend optimization and shifts relating to our emerging brands; however, advertising and related consumer marketing on our core U.S. confection brands increased. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 9.5% in 2018 due to incremental expenses from the Amplify acquisition and higher expenses related to the multi-year implementation of our enterprise resource planning system, which more than offset reductions in our base spending from the Margin for Growth Program.
Long-Lived Asset Impairment Charges
In 2018, we recorded long-lived asset impairment charges of $27.2 million associated with the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. In 2017, we recorded long-lived asset impairment charges totaling $106.0 million to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102.7 million.
Business Realignment Activities
In the first six months of 2018 and 2017, we recorded business realignment costs of $9.2 million and $46.0 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 8 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 53.8% in the first six months of 2018 compared to the same period of 2017 primarily due to higher gross profit and lower impairment charges and business realignment costs in the 2018 period, partly offset by higher SM&A, as discussed previously. Operating profit margin increased to 21.4% in 2018 from 14.6% in 2017 driven by these same factors.
Interest Expense, Net
Net interest expense was $16.4 million higher in the first six months of 2018 compared to the same period of 2017. The increase was due to higher levels of commercial paper to fund Amplify acquisition, as well as incremental interest on $1.2 billion of notes issued in May 2018.
Other (Income) Expense, Net
Other (income) expense, net totaled an expense of $22.7 million in the first six months of 2018 compared to an expense of $20.4 million in the first six months of 2017. The increase in the net expense was primarily due to an incremental $9.5 million write-down on equity investments qualifying for federal historic and energy tax credits, as well as other non-operating losses during 2018 compared to minimal non-operating income in the 2017 period. These expenses were partially offset by a minimal gain on non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2018, compared to a loss of $10.5 million during the 2017 period.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 19.1% for the first six months of 2018 compared with 33.0% for the same period of 2017, with the lower 2018 rate reflecting the impact of the U.S. tax reform. Relative to the statutory rate, the 2018 effective tax rate was impacted by investment tax credits and favorable rate differential relating to foreign operations, partially offset by state and local taxes. The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by investment tax credits, favorable foreign rate differential relating to foreign operations, and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.

Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $248.5 million, or 75.6%, while EPS-diluted increased $1.20, or 78.4%, in the first six months of 2018 compared to the same period of 2017. The increase in both net income and EPS-diluted were driven primarily by 2018 higher gross profit, lower impairment charges and business realignment costs and lower income taxes, which were partly offset by higher SM&A and higher interest expense, as noted above. Our 2018 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a prior year repurchase from the Milton Hershey School Trust, as well as current year repurchases pursuant to our Board-approved repurchase programs.
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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net Sales:
North America	$1,559,952	$1,477,014	$3,311,640	$3,154,160
International and Other	191,663	185,977	411,934	388,509
Total	$1,751,615	$1,662,991	$3,723,574	$3,542,669

Segment Income:
North America	$443,859	$460,048	$978,285	$1,012,807
International and Other	16,627	8,368	34,307	10,091
Total segment income (1)	460,486	468,416	1,012,592	1,022,898
Unallocated corporate expense (2)	121,006	121,903	244,973	240,236
Unallocated mark-to-market (gains) losses on commodity derivatives (3)	(20,831)	11,556	(117,081)	(5,532)
Long-lived asset impairment charges	27,168	—	27,168	208,712
Costs associated with business realignment activities	15,296	14,454	31,247	61,442
Acquisition-related costs	4,781	11	32,707	311
Gain on sale of licensing rights	(2,658)	—	(2,658)	—
Operating profit	315,724	320,492	796,236	517,729
Interest expense, net	34,952	24,126	64,291	47,867
Other (income) expense, net	20,766	15,249	22,708	20,384
Income before income taxes	$260,006	$281,117	$709,237	$449,478

(1)
Segment income for the three and six months ended July 2, 2017 have been revised to conform to the current definition of segment income, which has been updated for the exclusion of certain pension-related costs.

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 89.1% and 88.8% of our net sales for the three months ended July 1, 2018 and July 2, 2017, respectively. North America results for the three and six months ended July 1, 2018 and July 2, 2017 were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 1, 2018	July 2, 2017	Change	July 1, 2018	July 2, 2017	Change
In millions of dollars
Net sales	$1,560.0	$1,477.0	5.6%	$3,311.6	$3,154.2	5.0%
Segment income	443.9	460.0	(3.5)%	978.3	1,012.8	(3.4)%
Segment margin	28.5%	31.1%		29.5%	32.1%
Results of Operations - Second Quarter 2018 vs. Second Quarter 2017
Net sales of our North America segment increased $83.0 million or 5.6% in 2018 compared to 2017, which includes a 6.6% benefit from the Amplify acquisition. Volume increased by 1.0% due to growth in core chocolate brands, as well as innovation, primarily driven by Reese's Outrageous bars and Hershey's Gold. Net price realization decreased by 2.2% due to incremental trade promotional expense in support of 2018 programming. Excluding the favorable impact of foreign currency exchange rates of 0.2%, the net sales of our North America segment increased by approximately 5.4%.
Our North America segment income decreased $16.1 million or 3.5% in 2018 compared to 2017, primarily due to the higher trade promotional expense, higher logistics costs, unfavorable sales mix and additional plant costs, as well as incremental amortization expense from the Amplify acquisition. These higher expenses more than offset reductions in advertising and related consumer marketing expense, which declined by 6.1% versus the second quarter of 2017, with the reduction driven by spend optimization and shifts relating to our emerging brands, as advertising and related consumer marketing on our core U.S. brands increased during the quarter.
Results of Operations - First Six Months 2018 vs. First Six Months 2017
Net sales of our North America segment increased $157.4 million or 5.0% in 2018 compared to 2017, which includes a 5.2% benefit from the Amplify acquisition. Volume increased by 1.4% due to growth in core chocolate brands, as well as innovation, primarily driven by Hershey's Gold. Net price realization decreased by 1.8% due to incremental trade promotional expense in support of 2018 programming. Excluding the favorable impact of foreign currency exchange rates of 0.2%, the net sales of our North America segment increased by approximately 4.8%.
Our North America segment income decreased $34.5 million or 3.4% in 2018 compared to 2017, primarily due to the higher trade promotional expense, higher logistics costs, unfavorable sales mix and additional plant costs, as well as incremental amortization expense from the Amplify acquisition. These higher expenses more than offset reductions in advertising and related consumer marketing expense, which declined by 5.9% versus the 2017 period, with the reduction driven by spend optimization and shifts relating to our emerging brands, as advertising and related consumer marketing on our core U.S. brands increased during the year.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in Mexico, Brazil, India, Greater China and other regional markets, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario), Dubai and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 10.9% and 11.2% of our net sales for the three months ended July 1, 2018 and July 2, 2017, respectively. International and Other results for the three and six months ended July 1, 2018 and July 2, 2017 were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	July 1, 2018	July 2, 2017	Change	July 1, 2018	July 2, 2017	Change
In millions of dollars
Net sales	$191.7	$186.0	3.1%	$411.9	$388.5	6.0%
Segment income	16.6	8.4	98.7%	34.3	10.1	240.0%
Segment margin	8.7%	4.5%		8.3%	2.6%

Results of Operations - Second Quarter 2018 vs. Second Quarter 2017
Net sales of our International and Other segment increased $5.7 million or 3.1% in 2018 compared to 2017, reflecting favorable price realization of 3.8% and volume increases of 1.0%, partially offset by an unfavorable impact from foreign currency exchange rates of 1.7%. Excluding the unfavorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 4.8%.
The volume increase is primarily attributed to solid marketplace growth in Mexico, Brazil and India, where constant currency net sales increased by 7.6%, 22.2% and 28.2%, respectively. Additionally, our China business improved as we continue to execute on our Margin for Growth Program and focus on optimizing our product offerings. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $16.6 million in 2018 compared to $8.4 million in 2017, with the improvement primarily resulting from execution of our Margin for Growth program in China, as we optimize the product portfolio and focus on advertising and marketing investments to support profitable growth. Additionally, segment income benefited from an out of period adjustment related to local taxes in Brazil.
Results of Operations - First Six Months 2018 vs. First Six Months 2017
Net sales of our International and Other segment increased $23.4 million or 6.0% in 2018 compared to 2017, reflecting volume increases of 4.6%, favorable price realization of 1.0% and a favorable impact from foreign currency exchange rates of 0.4%. Excluding the favorable impact of foreign currency exchange rates, the net sales of our International and Other segment increased by approximately 5.6%.
The volume increase is primarily attributed to solid marketplace growth in Mexico, Brazil and India, where constant currency net sales increased by 7.3%, 16.2% and 27.1%, respectively. Additionally, our China business improved as we continue to execute on our Margin for Growth Program and focus on optimizing our product offerings. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $34.3 million in 2018 compared to $10.1 million in 2017, with the improvement primarily resulting from execution of our Margin for Growth program in China, as we optimize the product portfolio and focus on advertising and marketing investments to support profitable growth. Additionally, segment income benefited from continued growth in India, as well as an out of period adjustment related to local taxes in Brazil.

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
In the second quarter of 2018, unallocated corporate expense totaled $121.0 million, as compared to $121.9 million in the same period of 2017, primarily driven by savings from our productivity and cost savings initiatives, partially offset by the Amplify acquisition and spending on the multi-year implementation of our enterprise resource planning system. In the first six months of 2018, unallocated corporate expense totaled $245.0 million, as compared to $240.2 million in the same period of 2017, primarily driven by the Amplify acquisition and spending on the multi-year implementation of our enterprise resource planning system, which more than offset savings in other areas of corporate expense.
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
At July 1, 2018, our cash and cash equivalents totaled $467.4 million. At December 31, 2017, our cash and cash equivalents totaled $380.2 million. Our cash and cash equivalents during the first six months of 2018 increased $87.2 million compared to the 2017 year-end balance as a result of the net cash provided by certain activities outlined in the following discussion.
Approximately 90% of the balance of our cash and cash equivalents at July 1, 2018 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform during the fourth quarter of 2017 and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest these funds outside of the U.S. to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the U.S.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Six Months Ended
In millions of dollars	July 1, 2018	July 2, 2017
Net cash provided by (used in):
Operating activities	$602.9	$335.7
Investing activities	(1,064.3)	(106.2)
Financing activities	553.2	(315.1)
Effect of exchange rate changes on cash and cash equivalents	(4.6)	2.7
Increase (decrease) in cash and cash equivalents	$87.2	$(82.9)
Operating activities
We generated cash of $602.9 million for operating activities in the first six months of 2018, an increase of $267.2 million compared to $335.7 million in the same period of 2017. This increase in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, write-down of equity investments and other charges) contributed $152 million of additional cash flow in 2018 relative to 2017.

•
Cash provided by income taxes increased $129 million, mainly due to the variance in actual tax expense for 2018 relative to the timing of quarterly estimated tax payments, which resulted in a lower prepaid tax position in 2018 compared to the 2017 period.

Investing activities
We used cash of $1,064.3 million for investing activities in the first six months of 2018, an increase of $958.1 million compared to $106.2 million in the same period of 2017. This increase in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, totaled $135.9 million in the first six months of 2018 compared to $84.7 million in the same period of 2017. For full year 2018, we expect capital expenditures, including capitalized software, to approximate $355 million to $375 million.

•
Proceeds from sales of property, plant and equipment and other long-lived assets. During the first six months of 2018, we generated $16 million of proceeds from the sale of property, plant and equipment and other long-lived assets, the majority of which related to the sale of licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. The sale resulted in a gain of $2.7 million.

•
Business Acquisition. In January 2018, we acquired Amplify for $915 million, net of cash acquired. We had no acquisition or divestiture activity in the comparable 2017 period. Further details regarding business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $29.0 million in the first six months of 2018, compared to $22.4 million in the same period of 2017.

Financing activities
We generated cash of $553.2 million for financing activities in the first six months of 2018, an increase of $868.3 million compared to cash used of $315.1 million in the same period of 2017. This increase in net cash from financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2018, we generated cash flow of $491 million through the issuance of short-term commercial paper and increase in short-term foreign borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repayment of Amplify's outstanding debt owed under its existing credit agreement. A portion of the commercial paper borrowings used to fund the Amplify acquisition were subsequently refinanced with the proceeds of new notes issued during the second quarter of 2018, as discussed below. During the first six months of 2017, we had a net reduction in short-term borrowings of $14 million primarily due to repayments on short-term foreign bank borrowings.

•
Long-term debt borrowings and repayments. In May 2018, we issued $350,000 of 2.90% Notes due in 2020, $350,000 of 3.10% Notes due in 2021 and $500,000 of 3.375% Notes due in 2023. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193.8 million. Additionally, in 2018, we repaid $607 million of debt assumed in connection with the Amplify acquisition, including all of the outstanding debt owed by Amplify under its existing credit agreement. We had minimal long-term repayment activity during the first six months of 2017.

•
Tax receivable obligation. In connection with the Amplify acquisition, the Company agreed to make payments to the counterparty of a tax receivable agreement. During the first six months of 2018, we paid $72.0 million to settle the tax receivable obligation.

•
Share repurchases. We used cash for total share repurchases of $200 million during the first six months of 2018 pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs. We used cash for total share repurchases of $100 million during the first six months of 2017 pursuant to our practice of replenishing shares issued for stock options and incentive compensation.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $267.9 million during the first six months of 2018, an increase of $11.8 million compared to $256.1 million in the same period of 2017.

•
Proceeds from the exercise of stock options. We received $8.2 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first six months of 2018, a decrease of $46.6 million compared to $54.8 million in the same period of 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at July 1, 2018 and December 31, 2017. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at July 1, 2018 and December 31, 2017. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of July 1, 2018 would have increased interest expense by approximately $1.8 million for the first six months of 2018 and $3.5 million for the full year 2017.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at July 1, 2018 and December 31, 2017 by approximately $158 million and $134 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $16.9 million as of July 1, 2018 and $19.7 million as of December 31, 2017. Our open commodity contracts had a notional value of $524.1 million as of July 1, 2018 and $405.3 million as of December 31, 2017. At the end of the second quarter of 2018, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased net unrealized losses by $54.0 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2017 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 1, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2018.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several years. The initial changes to our consolidated financial reporting took place in the second quarter of 2018. The transition to the new financial reporting platform did not result in significant changes in our internal control over financial reporting. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended July 1, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended July 1, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 2 through April 29	98,758	$98.87	—	$60,000
April 30 through May 27	131,500	$89.95	—	$60,000
May 28 through July 1	—	$—	—	$60,000
Total	230,258	$93.78	—
(1) During the three months ended July 1, 2018, 230,258 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In January 2016, our Board of Directors approved a $500 million share repurchase authorization.  This program was completed in the first quarter of 2018. In October 2017, our Board of Directors approved an additional $100 million share repurchase authorization. As of July 1, 2018, approximately $60 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above). This program is to commence after the existing 2017 authorization is completed and is to be utilized at management's discretion.
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
99.1
Updates, where applicable, to Part II, Item 6. Selected Financial Data, from The Hershey Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 is incorporated by reference from Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 25, 2018.

99.2
Updates, where applicable, to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, from The Hershey Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 is incorporated by reference from Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 25, 2018.

99.3
Updates, where applicable, to Part II, Item 8. Financial Statements and Supplementary Data, as detailed in Items 15 (a)1 and (a)2 of Part IV, Item 15. Exhibits and Financial Statement Schedules, from The Hershey Company's Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission on February 27, 2018 is incorporated by reference from Exhibit 99.3 to the Company’s Current Report on Form 8-K filed May 25, 2018.

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

THE HERSHEY COMPANY
(Registrant)

Date:	July 27, 2018	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2018	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)