Form 10-Q
period 2018-09-30
HERSHEY CO
filed 2018-10-26
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Common Stock, one dollar par value—149,188,011 shares, as of October 19, 2018.
Class B Common Stock, one dollar par value—60,619,777 shares, as of October 19, 2018.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended September 30, 2018

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales	$2,079,593	$2,033,121	$5,803,167	$5,575,790
Cost of sales	1,216,100	1,090,185	3,172,194	2,957,655
Gross profit	863,493	942,936	2,630,973	2,618,135
Selling, marketing and administrative expense	453,921	477,452	1,388,793	1,380,212
Long-lived asset impairment charges	1,649	—	28,817	208,712
Business realignment costs	1,660	4,020	10,864	50,018
Operating profit	406,263	461,464	1,202,499	979,193
Interest expense, net	36,916	24,589	101,207	72,456
Other (income) expense, net	12,493	36,074	35,201	56,458
Income before income taxes	356,854	400,801	1,066,091	850,279
Provision for income taxes	91,441	126,788	226,640	275,291
Net income including noncontrolling interest	265,413	274,013	839,451	574,988
Less: Net income (loss) attributable to noncontrolling interest	1,700	710	(1,320)	(26,860)
Net income attributable to The Hershey Company	$263,713	$273,303	$840,771	$601,848

Net income per share—basic:
Common stock	$1.29	$1.32	$4.11	$2.91
Class B common stock	$1.17	$1.20	$3.74	$2.64

Net income per share—diluted:
Common stock	$1.25	$1.28	$3.99	$2.81
Class B common stock	$1.17	$1.20	$3.73	$2.64

Dividends paid per share:
Common stock	$0.722	$0.656	$2.034	$1.892
Class B common stock	$0.656	$0.596	$1.848	$1.720

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended						For the nine months ended
	September 30, 2018			October 1, 2017			September 30, 2018			October 1, 2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$265,413			$274,013			$839,451			$574,988
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$5,365	$—	5,365	$9,605	$—	9,605	$(18,314)	$—	(18,314)	$27,878	$—	27,878
Reclassification to earnings due to the sale of businesses	25,131	—	25,131	—	—	—	25,131	—	25,131	—	—	—
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	(7,574)	1,871	(5,703)	(9,200)	3,487	(5,713)	(7,574)	1,871	(5,703)	(9,396)	3,561	(5,835)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	(36,535)	(36,535)	—	—	—
Reclassification to earnings	12,082	(3,170)	8,912	24,300	(8,941)	15,359	22,273	(5,302)	16,971	38,544	(22,636)	15,908
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(1,484)	1,207	(277)	(1,339)	761	(578)	6,320	(256)	6,064	(3,545)	1,643	(1,902)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	(11,121)	(11,121)	—	—	—
Reclassification to earnings	(2,261)	(479)	(2,740)	1,962	(1,380)	582	2,462	(1,674)	788	7,374	(3,827)	3,547
Total other comprehensive income (loss), net of tax	$31,259	$(571)	30,688	$25,328	$(6,073)	19,255	$30,298	$(53,017)	(22,719)	$60,855	$(21,259)	39,596
Total comprehensive income including noncontrolling interest			$296,101			$293,268			$816,732			$614,584
Comprehensive income (loss) attributable to noncontrolling interest			497			1,029			(1,857)			(26,125)
Comprehensive income attributable to The Hershey Company			$295,604			$292,239			$818,589			$640,709

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$823,787	$380,179
Accounts receivable—trade, net	814,923	588,262
Inventories	880,673	752,836
Prepaid expenses and other	274,663	280,633
Total current assets	2,794,046	2,001,910
Property, plant and equipment, net	2,092,899	2,106,697
Goodwill	1,677,101	821,061
Other intangibles	1,008,051	369,156
Other assets	261,248	251,879
Deferred income taxes	2,844	3,023
Total assets	$7,836,189	$5,553,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,481	$523,229
Accrued liabilities	663,974	676,134
Accrued income taxes	61,030	17,723
Short-term debt	1,449,226	559,359
Current portion of long-term debt	3,115	300,098
Total current liabilities	2,758,826	2,076,543
Long-term debt	3,253,879	2,061,023
Other long-term liabilities	429,232	438,939
Deferred income taxes	144,980	45,656
Total liabilities	6,586,917	4,622,161

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none at September 30, 2018 and December 31, 2017	—	—
Common stock, shares issued: 299,281,967 at September 30, 2018, 2018 and December 31, 2017	299,281	299,281
Class B common stock, shares issued: 60,619,777 at September 30, 2018 and December 31, 2017	60,620	60,620
Additional paid-in capital	957,759	924,978
Retained earnings	6,843,057	6,371,082
Treasury—common stock shares, at cost: 150,181,170 at September 30, 2018 and 149,040,927 at December 31, 2017	(6,589,861)	(6,426,877)
Accumulated other comprehensive loss	(335,954)	(313,746)
Total—The Hershey Company stockholders’ equity	1,234,902	915,338
Noncontrolling interest in subsidiary	14,370	16,227
Total stockholders’ equity	1,249,272	931,565
Total liabilities and stockholders’ equity	$7,836,189	$5,553,726

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2018	October 1, 2017
Operating Activities
Net income including noncontrolling interest	$839,451	$574,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,803	194,313
Stock-based compensation expense	35,668	37,966
Deferred income taxes	1,343	(14,859)
Impairment of long-lived assets (see Notes 6 and 8)	28,817	208,712
Write-down of equity investments	23,067	23,999
Other	22,433	60,129
Changes in assets and liabilities, net of business acquisition and divestitures:
Accounts receivable—trade, net	(212,193)	(161,451)
Inventories	(111,901)	(192,509)
Prepaid expenses and other current assets	(59,182)	(33,581)
Accounts payable and accrued liabilities	(1,665)	(15,380)
Accrued income taxes	125,698	18,849
Contributions to pension and other benefit plans	(26,705)	(57,883)
Other assets and liabilities	2,227	(17,394)
Net cash provided by operating activities	892,861	625,899
Investing Activities
Capital additions (including software)	(241,214)	(148,923)
Proceeds from sales of property, plant and equipment and other long-lived assets	46,652	1,758
Proceeds from sales of businesses, net of cash and cash equivalents divested	171,950	—
Equity investments in tax credit qualifying partnerships	(34,170)	(39,977)
Business acquisition, net of cash and cash equivalents acquired	(915,457)	—
Net cash used in investing activities	(972,239)	(187,142)
Financing Activities
Net increase in short-term debt	893,365	173,110
Long-term borrowings	1,199,891	—
Repayment of long-term debt	(910,851)	(204)
Repayment of tax receivable obligation	(72,000)	—
Cash dividends paid	(415,178)	(391,845)
Repurchase of common stock	(199,665)	(300,312)
Exercise of stock options	33,454	53,532
Net cash provided by (used in) financing activities	529,016	(465,719)
Effect of exchange rate changes on cash and cash equivalents	(6,030)	5,051
Increase (decrease) in cash and cash equivalents	443,608	(21,911)
Cash and cash equivalents, beginning of period	380,179	296,967
Cash and cash equivalents, end of period	$823,787	$275,056
Supplemental Disclosure
Interest paid	$99,886	$81,497
Income taxes paid	94,969	271,412

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income (loss)					840,771			(1,320)	839,451
Other comprehensive income (loss)							25,448	(537)	24,911
Dividends (including dividend equivalents):
Common Stock, $2.034 per share					(304,426)				(304,426)
Class B Common Stock, $1.848 per share					(112,026)				(112,026)
Stock-based compensation				36,008					36,008
Exercise of stock options and incentive-based transactions				(3,227)		36,681			33,454
Repurchase of common stock						(199,665)			(199,665)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, September 30, 2018	$—	$299,281	$60,620	$957,759	$6,843,057	$(6,589,861)	$(335,954)	$14,370	$1,249,272

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
Operating results for the quarter ended September 30, 2018 may not be indicative of the results that may be expected for the year ending December 31, 2018 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 (our “2017 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This ASU requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if presented, or disclosed separately. In addition, only the service cost component may be eligible for capitalization where applicable. The amendments should be applied on a retrospective basis. We adopted the provisions of this ASU in the first quarter of 2018, with retrospective adjustment to the comparative periods determined using the previously disclosed service cost and other costs from our prior year pension and other post-retirement benefit plan footnote. As a result, the following amounts were reclassified for the three and nine months ended October 1, 2017 to correspond to the current year presentation:

	Three Months Ended	Nine Months Ended
	October 1, 2017
Reclassified from:
Cost of sales	$2,714	$8,143
Selling, marketing and administrative expense	19,730	24,758
Reclassified to Other (income) expense, net	$22,444	$32,901
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease.  We are currently in the process of evaluating our existing lease portfolio, including accumulating all of the necessary information required to properly account for the leases under the new standard.  Additionally, we are implementing new software functionality to assist in the accounting and are evaluating changes to our processes and internal controls to ensure we meet the standard’s reporting and disclosure requirements.  In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt Topic 842. Under the new transition method, an entity initially applies the new leases standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company expects to elect this transition method at the adoption date of January 1, 2019. We expect adoption of this standard to result in a material increase in lease-related assets and liabilities on our Consolidated Balance Sheets; however, we do not expect it to have a significant impact on our Consolidated Statements of Income or Cash Flows.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We are currently evaluating the effect that ASU 2018-13 will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the effect that ASU 2018-14 will have on our consolidated financial statements and related disclosures.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We are currently evaluating the effect that ASU 2018-15 will have on our consolidated financial statements and related disclosures.
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

During 2018, we recorded measurement period adjustments totaling $26,865, the majority of which related to an increase in the final valuation of the assumed tax receivable obligation. The purchase price allocation has been concluded as of the end of the second quarter, except for the valuation of income tax-related liabilities, which we are still in the process of finalizing.

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 30, 2018 are as follows:

	North America	International and Other	Total
Balance at December 31, 2017	$799,929	$21,132	$821,061
Acquired during the period (see Note 2)	939,388	—	939,388
Purchase price allocation adjustments (see Note 2)	26,865	—	26,865
Divested during the period (see Note 7)	(98,379)	—	(98,379)
Foreign currency translation and other	(9,150)	(2,684)	(11,834)
Balance at September 30, 2018	$1,658,653	$18,448	$1,677,101
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	September 30, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$909,624	$(55,266)	$277,473	$(37,510)
Customer-related	157,168	(39,028)	128,182	(34,659)
Patents	16,753	(16,109)	17,009	(15,975)
Total	1,083,545	(110,403)	422,664	(88,144)

Intangible assets not subject to amortization:
Trademarks	34,909		34,636
Total other intangible assets	$1,008,051		$369,156

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Total amortization expense for the three months ended September 30, 2018 and October 1, 2017 was $9,573 and $5,410, respectively. Total amortization expense for the nine months ended September 30, 2018 and October 1, 2017 was $27,858 and $17,968, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.0 billion unsecured revolving credit facility, which currently expires in November 2020. This agreement also includes an option to increase borrowings by an additional $400 million with the consent of the lenders, which we exercised on October 24, 2018, bringing the total amount we may borrow under this credit facility to $1.4 billion. On January 8, 2018, we entered into an additional unsecured revolving credit facility that provided for borrowings up to $1.5 billion. This facility was scheduled to expire on January 7, 2019; however, we terminated it effective October 24, 2018.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of September 30, 2018, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $89,875 at September 30, 2018 and $110,684 at December 31, 2017. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At September 30, 2018, we had outstanding commercial paper totaling $1,359,351, at a weighted average interest rate of 2.1%. At December 31, 2017, we had outstanding commercial paper totaling $448,675, at a weighted average interest rate of 1.4%.
Long-term Debt
Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
1.60% Notes due 2018 (1)	$—	$300,000
2.90% Notes due 2020 (2)	350,000	—
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021 (2)	350,000	—
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023 (2)	500,000	—
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Capital lease obligations	98,417	99,194
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(19,777)	(16,427)
Total long-term debt	3,256,994	2,361,121
Less—current portion	3,115	300,098
Long-term portion	$3,253,879	$2,061,023

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

(1)	In August 2018, we repaid $300,000 of 1.60% Notes due in 2018 upon their maturity.

(2)
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

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Interest expense	$39,978	$25,955	$110,929	$76,208
Capitalized interest	(1,243)	(1,033)	(3,876)	(2,892)
Interest expense	38,735	24,922	107,053	73,316
Interest income	(1,819)	(333)	(5,846)	(860)
Interest expense, net	$36,916	$24,589	$101,207	$72,456
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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 6- to 24-month periods. Our open commodity derivative contracts had a notional value of $823,798 as of September 30, 2018 and $405,288 as of December 31, 2017.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 6 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $63,801 at September 30, 2018 and $135,962 at December 31, 2017. The effective portion of the changes in fair value on these contracts is recorded in other

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $144,577 at September 30, 2018 and $2,791 at December 31, 2017, respectively. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at September 30, 2018 and December 31, 2017.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 6 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at September 30, 2018 and December 31, 2017 was $30,794 and $25,246, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,915	$250	$423	$1,427

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	—	4,001	—	1,897

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	51	16,684	390	3,054
Deferred compensation derivatives	2,151	—	1,581	—
Foreign exchange contracts	1,658	508	31	—
	3,860	17,192	2,002	3,054
Total	$6,775	$21,443	$2,425	$6,378

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

(2)
As of September 30, 2018, amounts reflected on a net basis in liabilities were assets of $116,225 and liabilities of $132,837, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in liabilities at December 31, 2017 were assets of $48,505 and liabilities of $50,179. At September 30, 2018 and December 31, 2017, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended September 30, 2018 and October 1, 2017 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2018	2017	2018	2017	2018	2017
Commodities futures and options	$(71,088)	$(2,445)	$—	$—	$—	$(488)
Foreign exchange contracts	1,595	11	(1,484)	(1,339)	4,605	869
Interest rate swap agreements	—	—	—	—	(2,344)	(2,343)
Deferred compensation derivatives	1,345	349	—	—	—	—
Total	$(68,148)	$(2,085)	$(1,484)	$(1,339)	$2,261	$(1,962)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 30, 2018 and October 1, 2017 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2018	2017	2018	2017	2018	2017
Commodities futures and options	$(4,315)	$(40,500)	$—	$—	$—	$(1,325)
Foreign exchange contracts	1,580	(40)	6,320	(3,545)	4,648	1,087
Interest rate swap agreements	—	—	—	—	(7,110)	(7,136)
Deferred compensation derivatives	2,151	994	—	—	—	—
Total	$(584)	$(39,546)	$6,320	$(3,545)	$(2,462)	$(7,374)

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified from accumulated OCI into earnings in the next 12 months was approximately $6,814 as of September 30, 2018. This amount was primarily associated with interest rate swap agreements.
Fair Value Hedges
For the three months ended September 30, 2018 and 2017, we recognized net incremental interest expense of $370 and a net benefit to interest expense of $573 relating to our fixed-to-floating interest swap arrangements. For the nine months ended September 30, 2018 and 2017, we recognized net incremental interest expense of $245 and a net benefit of $2,203 relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 30, 2018 and December 31, 2017:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
September 30, 2018:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$4,573	$—	$4,573
Deferred compensation derivatives (3)	—	2,151	—	2,151
Commodities futures and options (4)	51	—	—	51
Liabilities:
Foreign exchange contracts (1)	—	758	—	758
Interest rate swap agreements (2)	—	4,001	—	4,001
Commodities futures and options (4)	16,684	—	—	16,684
December 31, 2017:
Assets:
Foreign exchange contracts (1)	$—	$454	$—	$454
Deferred compensation derivatives (3)	—	1,581	—	1,581
Commodities futures and options (4)	390	—	—	390
Liabilities:
Foreign exchange contracts (1)	—	1,427	—	1,427
Interest rate swap agreements (2)	—	1,897	—	1,897
Commodities futures and options (4)	3,054	—	—	3,054

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and short-term debt approximated fair values as of September 30, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Current portion of long-term debt	$3,115	$299,430	$3,115	$300,098
Long-term debt	3,221,093	2,113,296	3,253,879	2,061,023
Total	$3,224,208	$2,412,726	$3,256,994	$2,361,121
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the Amplify acquisition, during the first quarter of 2018, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. In connection with disposal groups previously classified as held for sale, as discussed in Note 7, during 2018, we recorded impairment charges totaling $28,817 to adjust the long-lived asset values within the Shanghai Golden Monkey ("SGM") and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices agreed with the third-party buyers. The sale of SGM and Tyrrells were both completed in July 2018.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

7. ASSETS HELD FOR SALE
As of September 30, 2018, the following two disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•
The long-lived assets of Lotte Shanghai Foods Co., Ltd. that were taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the equipment assets in the third quarter of 2018.

•	Select Pennsylvania facilities and land that met the held for sale criteria in the third quarter of 2018. We expect these long-lived assets to be sold by the end of 2019.

The amounts classified as assets held for sale (included in prepaid expenses and other assets) at September 30, 2018 include the following:

Property, plant and equipment, net	$40,551
Other assets	3,278
$43,829

During the nine months ended September 30, 2018, the following disposal groups were sold:

•
In April 2018, we sold the licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for sale proceeds of approximately $13,000, realizing a gain on the sale of $2,658.

•
During the second and third quarters of 2018, we sold select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the 2016 Operational Optimization Program. Proceeds from the sale of these facilities totaled $27,468, resulting in a gain on the sale of $6,562.

•
In July 2018, we sold the Tyrrells and Shanghai Golden Monkey ("SGM") businesses, both of which were previously classified as held for sale. Total proceeds from the sale of Tyrrells and SGM, net of cash divested, were approximately $171,950. We recorded impairment charges of $28,817 to adjust the book value of the disposal groups to the sales value less costs to sell.

8. BUSINESS REALIGNMENT ACTIVITIES
We are currently executing upon several business realignment initiatives designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded during the three and nine months ended September 30, 2018 and October 1, 2017 related to these activities are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Margin for Growth Program:
Severance	$5,573	$2,876	$12,635	$33,331
Accelerated depreciation	4,786	—	12,030	6,873
Other program costs	6,549	5,013	21,754	16,216
Operational Optimization Program:
Severance	—	—	—	13,828
Gain on sale of facilities	(6,562)	—	(6,562)	—
Other program costs	1,077	368	2,813	(549)
Total	$11,423	$8,257	$42,670	$69,699

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
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over the next six to twelve months. To date, we have incurred pre-tax charges to execute the program totaling $327,265. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business as noted below, as well as the $16,300 incremental impairment resulting from the sale of Shanghai Golden Monkey (see Note 7). In addition to the impairment charges, we have incurred employee separation costs of $45,189, and other business realignment costs of $57,064. We currently expect to incur additional pre-tax costs of $13,000 to $28,000 over the remainder of the program, primarily related to cash costs for employee separation and other business realignment activities, bring total estimated project costs to approximately $340,000 to $355,000. The cash portion of the total program charges are estimated to be $97,000 to $112,000. The Company expects that implementation of the program will reduce its global workforce by approximately 15%, with a majority of the reductions coming from hourly headcount positions outside of the United States.
For the three and nine months ended September 30, 2018, we recognized total costs associated with the Margin for Growth Program of $16,908 and $46,419, respectively. These charges include employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. For the three and nine months ended October 1, 2017, we recognized total costs associated with the Margin for Growth Program of $7,889 and $56,420, respectively. The 2017 charges are consistent in nature to the 2018 activity.
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
2016 Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which included select facility consolidations. The program encompassed the transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as workforce planning efforts and the consolidation of production within certain facilities in China and North America.
For the three and nine months ended September 30, 2018, we incurred pre-tax costs totaling $1,077 and $2,813, respectively, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. In addition, we completed the sale of select China facilities that had been taken out of service in connection with the 2016 Operational Optimization Program. The sale resulted in a gain of $6,562 for the three and nine months ended September 30, 2018. For the three and nine months ended October 1, 2017, we incurred pre-tax costs totaling $368 and $13,279, respectively, primarily related to employee severance associated with the workforce planning efforts within North America. We have substantially completed the efforts relating to this program.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Costs associated with business realignment activities are classified in our Consolidated Statements of Income for the three and nine months ended September 30, 2018 and October 1, 2017 as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of sales	$4,565	$213	$14,101	$6,475
Selling, marketing and administrative expense	4,598	4,024	17,105	13,206
Business realignment costs	2,260	4,020	11,464	50,018
Costs associated with business realignment activities	$11,423	$8,257	$42,670	$69,699
On a cumulative program to date basis, the costs and related benefits of the Margin for Growth Program are approximately 65% to the North America segment and 35% to the International and Other segment. In addition, the costs and related benefits of the Operational Optimization Program relate approximately 40% to the North America segment and 60% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
The following table presents the liability activity for costs qualifying as exit and disposal costs for the nine months ended September 30, 2018:

Total
Liability balance at December 31, 2017	$38,992
2018 business realignment charges (1)	23,087
Cash payments	(43,884)
Other, net	669
Liability balance at September 30, 2018 (reported within accrued and other long-term liabilities)	$18,864

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

9. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the nine months ended September 30, 2018 and October 1, 2017 were 21.3% and 32.4%, respectively. Relative to the statutory rate, the 2018 effective tax rate was impacted by investment tax credits and favorable rate differential relating to foreign operations, partially offset by state and local taxes.  The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by favorable rate differential relating to foreign operations, investment tax credits and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6,751 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

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
During the fourth quarter of 2017, we recorded a net provisional charge of $32,500, which included the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.  The impact of the U.S. tax reform may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions made, additional guidance that may be issued and actions taken by Hershey as a result of the U.S. tax reform. During the nine months ended September 30, 2018, there were no adjustments to the recorded provisional amount.
10. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
The components of net periodic benefit cost for the third quarter were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$5,272	$5,262	$56	$66
Interest cost	7,487	10,320	1,730	2,214
Expected return on plan assets	(14,455)	(14,390)	—	—
Amortization of prior service (credit) cost	(1,804)	(1,455)	209	187
Amortization of net loss	6,784	8,526	—	(1)
Settlement loss	6,893	17,043	—	—
Total net periodic benefit cost	$10,177	$25,306	$1,995	$2,466

We made contributions of $6,350 and $6,276 to the pension plans and other benefits plans, respectively, during the third quarter of 2018. In the third quarter of 2017, we made contributions of $31,512 and $6,922 to our pension plans and other benefit plans, respectively. The contributions in 2018 and 2017 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the year-to-date periods were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$15,931	$15,487	$172	$197
Interest cost	23,153	30,819	5,194	6,626
Expected return on plan assets	(43,973)	(43,088)	—	—
Amortization of prior service (credit) cost	(5,402)	(4,366)	627	560
Amortization of net loss	20,155	25,308	—	(1)
Settlement loss	6,893	17,043	—	—
Total net periodic benefit cost	$16,757	$41,203	$5,993	$7,382

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

We made contributions of $7,651 and $19,054 to the pension plans and other benefits plans, respectively, during the first nine months of 2018. During the first nine months of 2017, we made contributions of $36,497 and $21,386 to our pension plans and other benefit plans, respectively. The contributions in 2018 and 2017 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

During the third quarter of 2018, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company as a result of the Operational Optimization Program and due to lump sum distributions in our supplemental executive retirement plan.   In the third quarter of 2017, we recognized pension settlement charges in the pension plan benefiting our employees in Puerto Rico as a result of lump sum distributions and the purchase of annuity contracts relating to the termination of this plan and due to lump sum distributions in our supplemental executive retirement plan.  In each case, the non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan's anticipated annual service and interest costs.   In connection with the third quarter 2018 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 72 basis points higher than the rate as of December 31, 2017 and an expected rate of return on plan assets of 5.8%.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Pre-tax compensation expense	$12,122	$13,409	$35,668	$37,966
Related income tax benefit	2,808	4,076	7,776	11,124
Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of September 30, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $68,498 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended September 30, 2018 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2017	5,921,062	$89.06	5.8 years
Granted	927,775	$99.86
Exercised	(680,028)	$62.25
Forfeited	(311,438)	$102.16
Outstanding as of September 30, 2018	5,857,371	$93.18	5.7 years	$63,665
Options exercisable as of September 30, 2018	3,907,324	$89.41	4.3 years	$57,198

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

The weighted-average fair value of options granted was $15.57 and $15.77 per share for the periods ended September 30, 2018 and October 1, 2017, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	September 30, 2018	October 1, 2017
Dividend yields	2.3%	2.4%
Expected volatility	16.6%	17.2%
Risk-free interest rates	2.8%	2.2%
Expected term in years	6.6	6.8
The total intrinsic value of options exercised was $26,006 and $38,845 for the periods ended September 30, 2018 and October 1, 2017, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended September 30, 2018 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding as of December 31, 2017	923,364	$103.11
Granted	435,096	$97.74
Performance assumption change (1)	(68,625)	$102.24
Vested	(225,213)	$105.33
Forfeited	(101,170)	$103.55
Outstanding as of September 30, 2018	963,452	$101.41

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Nine Months Ended
	September 30, 2018	October 1, 2017
Units granted	435,096	441,634
Weighted-average fair value at date of grant	$97.74	$111.00
Monte Carlo simulation assumptions:
Estimated values	$29.17	$46.85
Dividend yields	2.6%	2.3%
Expected volatility	20.4%	20.4%
The fair value of shares vested totaled $22,093 and $26,097 for the periods ended September 30, 2018 and October 1, 2017, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 308,369 units as of September 30, 2018. Each unit is equivalent to one share of the Company’s Common Stock.

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

•
International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey's Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain of the Company's trademarks and products to third parties around the world.

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net sales:
North America	$1,843,511	$1,792,377	$5,155,151	$4,946,537
International and Other	236,082	240,744	648,016	629,253
Total	$2,079,593	$2,033,121	$5,803,167	$5,575,790

Segment income:
North America	$556,060	$554,247	$1,534,345	$1,567,054
International and Other	31,072	16,400	65,379	26,491
Total segment income (1)	587,132	570,647	1,599,724	1,593,545
Unallocated corporate expense (2)	116,474	122,880	361,447	363,116
Unallocated mark-to-market losses (gains) on commodity derivatives	47,617	(21,954)	(69,464)	(27,486)
Long-lived asset impairment charges	1,649	—	28,817	208,712
Costs associated with business realignment activities	11,423	8,257	42,670	69,699
Acquisition-related costs	3,706	—	36,413	311
Gain on sale of licensing rights	—	—	(2,658)	—
Operating profit	406,263	461,464	1,202,499	979,193
Interest expense, net	36,916	24,589	101,207	72,456
Other (income) expense, net	12,493	36,074	35,201	56,458
Income before income taxes	$356,854	$400,801	$1,066,091	$850,279

(1)
Segment income for the three and nine months ended October 1, 2017 has been revised to conform to the current definition of segment income, which has been updated for the exclusion of certain pension-related costs.

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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net losses on mark-to-market valuation of commodity derivative positions recognized in income	$71,088	$2,445	$4,315	$40,500
Net losses on commodity derivative positions reclassified from unallocated to segment income	23,471	24,399	73,779	67,986
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative gains	$47,617	$(21,954)	$(69,464)	$(27,486)
As of September 30, 2018, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $58,482. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $25,418 to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
North America	$52,066	$42,544	$152,237	$125,532
International and Other	7,260	9,397	28,090	32,110
Corporate (1)	15,481	10,293	45,476	36,671
Total	$74,807	$62,234	$225,803	$194,313

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 8. Such amounts are not included within our measure of segment income.

13. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended September 30, 2018
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,406,093	$140,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	615,719	59,665
Total share repurchases	2,021,812	199,665
Shares issued for stock options and incentive compensation	(881,569)	$(36,681)
Net change	1,140,243	$162,984
The $500,000 share repurchase program approved by our Board of Directors in January 2016 was completed in the first quarter of 2018. In October 2017, our Board of Directors approved an additional $100,000 share repurchase authorization, to commence after the existing 2016 authorization was completed. As of September 30, 2018, $60,000 remained available for repurchases of our Common Stock under this program. In July 2018, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2017 authorization is completed and is to be utilized at management's discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
14. NONCONTROLLING INTEREST
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the venture partners.
A roll-forward showing the 2018 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2017	$16,227
Net loss attributable to noncontrolling interest	(1,320)
Other comprehensive loss - foreign currency translation adjustments	(537)
Balance, September 30, 2018	$14,370

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	September 30, 2018		October 1, 2017
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$107,532	$39,767	$99,588	$36,129
Allocation of undistributed earnings	85,019	31,395	100,892	36,694
Total earnings—basic	$192,551	$71,162	$200,480	$72,823

Denominator (shares in thousands):
Total weighted-average shares—basic	149,155	60,620	151,418	60,620

Earnings Per Share—basic	$1.29	$1.17	$1.32	$1.20

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$192,551	$71,162	$200,480	$72,823
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	71,162	—	72,823	—
Reallocation of undistributed earnings	—	(139)	—	(239)
Total earnings—diluted	$263,713	$71,023	$273,303	$72,584

Denominator (shares in thousands):
Number of shares used in basic computation	149,155	60,620	151,418	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	589	—	1,002	—
Performance and restricted stock units	317	—	352	—
Total weighted-average shares—diluted	210,681	60,620	213,392	60,620

Earnings Per Share—diluted	$1.25	$1.17	$1.28	$1.20
The earnings per share calculations for the three months ended September 30, 2018 and October 1, 2017 excluded 4,084 and 2,374 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	September 30, 2018		October 1, 2017
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$303,152	$112,026	$287,580	$104,265
Allocation of undistributed earnings	310,942	114,651	154,128	55,875
Total earnings—basic	$614,094	$226,677	$441,708	$160,140

Denominator (shares in thousands):
Total weighted-average shares—basic	149,371	60,620	152,004	60,620

Earnings Per Share—basic	$4.11	$3.74	$2.91	$2.64

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$614,094	$226,677	$441,708	$160,140
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	226,677	—	160,140	—
Reallocation of undistributed earnings	—	(547)	—	(401)
Total earnings—diluted	$840,771	$226,130	$601,848	$159,739

Denominator (shares in thousands):
Number of shares used in basic computation	149,371	60,620	152,004	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,620	—	60,620	—
Employee stock options	664	—	1,165	—
Performance and restricted stock units	315	—	334	—
Total weighted-average shares—diluted	210,970	60,620	214,123	60,620

Earnings Per Share—diluted	$3.99	$3.73	$2.81	$2.64
The earnings per share calculations for the nine months ended September 30, 2018 and October 1, 2017 excluded 4,196 and 2,374 stock options (in thousands), respectively, that would have been antidilutive.
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Write-down of equity investments in partnerships qualifying for tax credits	$3,303	$13,736	$23,067	$23,999
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	6,843	22,444	6,647	32,901
Other (income) expense, net	2,347	(106)	5,487	(442)
Total	$12,493	$36,074	$35,201	$56,458

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	September 30, 2018	December 31, 2017
Inventories:
Raw materials	$241,611	$224,940
Goods in process	108,540	93,627
Finished goods	700,309	614,945
Inventories at FIFO	1,050,460	933,512
Adjustment to LIFO	(169,787)	(180,676)
Total inventories	$880,673	$752,836

Prepaid expenses and other:
Prepaid expenses	$45,141	$128,735
Assets held for sale	43,829	21,124
Other current assets	185,693	130,774
Total prepaid expenses and other	$274,663	$280,633

Property, plant and equipment:
Land	$103,436	$108,300
Buildings	1,230,615	1,214,158
Machinery and equipment	2,989,276	2,925,353
Construction in progress	260,595	212,912
Property, plant and equipment, gross	4,583,922	4,460,723
Accumulated depreciation	(2,491,023)	(2,354,026)
Property, plant and equipment, net	$2,092,899	$2,106,697

Other assets:
Capitalized software, net	$121,246	$104,881
Other non-current assets	140,002	146,998
Total other assets	$261,248	$251,879

Accrued liabilities:
Payroll, compensation and benefits	$164,986	$190,863
Advertising and promotion	294,638	305,107
Other	204,350	180,164
Total accrued liabilities	$663,974	$676,134

Other long-term liabilities:
Post-retirement benefits liabilities	$208,114	$215,320
Pension benefits liabilities	38,189	39,410
Other	182,929	184,209
Total other long-term liabilities	$429,232	$438,939

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(84,509)	$(91,837)
Pension and post-retirement benefit plans, net of tax	(194,793)	(169,526)
Cash flow hedges, net of tax	(56,652)	(52,383)
Total accumulated other comprehensive loss	$(335,954)	$(313,746)

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

19. SUBSEQUENT EVENT
Business Acquisition
On October 17, 2018, we completed the acquisition of Pirate Brands, which includes the Pirate's Booty, Smart Puffs and Original Tings brands, from B&G Foods, Inc. Pirate Brands offers baked, trans fat free and gluten free snacks and is available in a wide range of food distribution channels in the United States. Pirate Brands is expected to generate annualized net sales of approximately $90,000.

The purchase consideration for Pirate Brands totaled approximately $420,000. Funding for the acquisition consisted of short-term borrowings and cash on hand. We are currently in the process of determining the allocation of the purchase price, which we expect to predominantly be allocated to identifiable intangible assets and goodwill. Goodwill is being determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of utilizing the Company's resources to increase the number of distribution locations and customers.

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
On October 17, 2018, we completed the acquisition of Pirate Brands, which includes the Pirate's Booty, Smart Puffs and Original Tings brands, from B&G Foods, Inc. Pirate Brands offers baked, trans fat free and gluten free snacks and is available in a wide range of food distribution channels in the United States.
Our third quarter 2018 net sales totaled $2,079.6 million, an increase of 2.3%, versus $2,033.1 million for the third quarter 2017. Excluding a 0.7% impact from unfavorable foreign exchange rates, our net sales increased 3.0%. Net sales growth was driven primarily by the revenue contribution from Amplify.
Our reported gross margin was 41.5% for the third quarter 2018, a decrease of 490 basis points compared to the third quarter 2017. Our third quarter 2018 non-GAAP gross margin was 44.0%, a decrease of 130 basis points compared to the third quarter 2017 due to incremental investments in trade and packaging, and higher freight and logistics costs, partially offset by favorable mix.
Our third quarter 2018 reported net income and EPS-diluted totaled $263.7 million and $1.25, respectively, compared to the third quarter 2017 reported net income and EPS-diluted of $273.3 million and $1.28, respectively. From a non-GAAP perspective, third quarter 2018 adjusted net income was $326.3 million, an increase of 17.9% versus $276.8 million in the third quarter 2017. Our adjusted EPS-diluted for the third quarter 2018 was $1.55 compared to $1.29 for the third quarter 2017, an increase of 20.2%. The increases in our adjusted net income and adjusted EPS-diluted in 2018 compared to 2017 are primarily due to lower advertising and related consumer marketing expenses, which are recorded in selling, marketing and administrative expense, as well as the lower 2018 tax rate as a result of U.S. tax reform, partially offset by unfavorable gross profit.
Over the remainder of the year, our outlook remains unchanged and we are focused on achieving the financial targets we outlined earlier this year. We continue to invest in our core brands and will continue to support the previous launches of Hershey's Gold and Reese’s Outrageous bars with consumer promotions and merchandising. In addition to these initiatives, in December, we will launch Hershey's with Reese's Pieces bars as we leverage two iconic brands to drive consumer excitement and have strong Holiday programs underway which should enable us to end the year with momentum. We also expect sales and profit trends to continue in our international markets.
NON-GAAP INFORMATION

Comparability of Certain Financial Measures
The comparability of certain of our financial measures is impacted by unallocated mark-to-market (gains) losses on commodity derivatives, pension settlement charges relating to company-directed initiatives, costs associated with business realignment activities, costs relating to the integration of acquisitions, impairment of long-lived assets and other non-recurring gains and losses.

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

Explanatory Note
In conjunction with the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715), in the first quarter of 2018, the Company elected to discontinue its practice of excluding the non-service related components of its net periodic benefit cost in deriving its non-GAAP financial measures, with a minor exception. Historically, the Company excluded from its non-GAAP results the following components relating to its pension benefit plans: interest cost, expected return on plan assets, amortization of net loss (gain), and settlement and curtailment charges. The Company did not historically exclude from its non-GAAP results the non-service related components relating to its other post retirement benefit plans. Starting with the first quarter of 2018, the Company will continue to exclude from its non-GAAP results the portion of pension settlement and/or curtailment charges relating to Company-directed initiatives, such as significant business realignment events and benefit plan terminations or amendments. As a result of this change, the non-GAAP reconciliations presented for the three and nine months ended October 1, 2017 that follow have been revised to conform to this updated presentation. The revision in the Company’s determination of non-GAAP earnings resulted in a reduction of $0.04 to adjusted earnings per share-diluted from $1.33 to $1.29 for the three months ended October 1, 2017 and a reduction of $0.06 to adjusted earnings per share-diluted from $3.73 to $3.67 for the nine months ended October 1, 2017.

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Nine Months Ended
In thousands except per share data	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
		(Revised)		(Revised)
Reported gross profit	$863,493	$942,936	$2,630,973	$2,618,135
Derivative mark-to-market losses (gains)	47,617	(21,954)	(69,464)	(27,486)
Business realignment activities	4,565	213	14,101	6,475
Acquisition-related costs	—	—	4,987	—
Non-GAAP gross profit	$915,675	$921,195	$2,580,597	$2,597,124

Reported operating profit	$406,263	$461,464	$1,202,499	$979,193
Derivative mark-to-market losses (gains)	47,617	(21,954)	(69,464)	(27,486)
Business realignment activities	11,423	8,257	42,670	69,699
Acquisition-related costs	3,706	—	36,413	311
Long-lived asset impairment charges	1,649	—	28,817	208,712
Gain on sale of licensing rights	—	—	(2,658)	—
Non-GAAP operating profit	$470,658	$447,767	$1,238,277	$1,230,429

Reported provision for income taxes	$91,441	$126,788	$226,640	$275,291
Derivative mark-to-market losses (gains)*	3,294	(3,078)	(8,401)	(2,726)
Business realignment activities*	(1,736)	1,381	13,767	18,688
Acquisition-related costs*	780	—	7,259	118
Pension settlement charges relating to company-directed initiatives*	992	4,148	992	4,148
Long-lived asset impairment charges**	2,143	(8,710)	2,143	29,264
Gain on sale of licensing rights*	—	—	(1,203)	—
Non-GAAP provision for income taxes	$96,914	$120,529	$241,197	$324,783

Reported net income	$263,713	$273,303	$840,771	$601,848
Derivative mark-to-market losses (gains)	44,323	(18,876)	(61,063)	(24,760)
Business realignment activities	13,160	6,876	28,903	51,011
Acquisition-related costs	2,926	—	29,154	193
Long-lived asset impairment charges	(494)	8,710	26,674	179,448
Noncontrolling interest share of business realignment and impairment charges	(367)	(5)	(1,157)	(27,967)
Pension settlement charges relating to company-directed initiatives	3,026	6,796	3,026	6,796
Gain on sale of licensing rights	—	—	(1,455)	—
Non-GAAP net income	$326,287	$276,804	$864,853	$786,569

Reported EPS — Diluted	$1.25	$1.28	$3.99	$2.81
Derivative mark-to-market losses (gains)	0.21	(0.08)	(0.29)	(0.11)
Business realignment activities	0.06	0.03	0.14	0.24
Acquisition-related costs	0.02	—	0.14	—
Long-lived asset impairment charges	—	0.04	0.13	0.84
Noncontrolling interest share of business realignment and impairment charges	—	—	(0.01)	(0.13)
Pension settlement charges relating to company-directed initiatives	0.01	0.02	0.01	0.02
Gain on sale of licensing rights	—	—	(0.01)	—
Non-GAAP EPS — Diluted	$1.55	$1.29	$4.10	$3.67

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

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
		(Revised)		(Revised)
As reported gross margin	41.5%	46.4%	45.3%	47.0%
Non-GAAP gross margin (1)	44.0%	45.3%	44.5%	46.6%

As reported operating profit margin	19.5%	22.7%	20.7%	17.6%
Non-GAAP operating profit margin (2)	22.6%	22.0%	21.3%	22.1%

As reported effective tax rate	25.6%	31.6%	21.3%	32.4%
Non-GAAP effective tax rate (3)	22.8%	30.3%	21.8%	29.2%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market losses (gains) on commodity derivatives
The mark-to-market losses (gains) on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding losses (gains) are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended September 30, 2018 and October 1, 2017, the net adjustment recognized within unallocated was a loss of $47.6 million and a gain of $22.0 million, respectively. For the nine months ended September 30, 2018 and October 1, 2017, the net adjustment recognized within unallocated was a gain of $69.5 million and a gain of $27.5 million, respectively.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended September 30, 2018 and October 1, 2017, we incurred $11.4 million and $8.3 million, respectively, of pre-tax costs related to business realignment activities. For the nine months ended September 30, 2018 and October 1, 2017, we incurred $42.7 million and $69.7 million, respectively, of pre-tax costs related to business realignment activities. See Note 8 to the Unaudited Consolidated Financial Statements for more information.

Acquisition-related costs
For the three months ended September 30, 2018, we incurred expenses totaling $3.7 million. Costs incurred during the three months ended October 1, 2017 were insignificant. For the nine months ended September 30, 2018 and October 1, 2017, we incurred expenses totaling $36.4 million and $0.3 million, respectively. 2018 costs related to the acquisition of Amplify Snack Brands, Inc. and primarily include legal and consultant fees, as well as severance and other costs relating to the integration of the business. 2017 costs related to the integration of the 2016 acquisition of Ripple Brand Collective, LLC as we incorporated this business into our operating practices and information systems. See Note 2 to the Unaudited Consolidated Financial Statements for more information.

Long-lived asset impairment charges
For the three and nine months ended September 30, 2018, we incurred $1.6 million and $28.8 million, respectively, of pre-tax long-lived asset impairment charges within the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. See Note 7 to the Unaudited Consolidated Financial Statements for more information. For the nine months ended October 1, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This included a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and write-down of property, plant and equipment. See Note 8 to the Unaudited Consolidated Financial Statements for more information.

Noncontrolling interest share of business realignment and impairment charges
Certain of the business realignment and impairment charges recorded for the three and nine months ended September 30, 2018 and October 1, 2017, in connection with the Margin for Growth Program, related to Lotte Shanghai Foods Co., Ltd., a joint venture in which we own a 50% controlling interest. Therefore, we have also adjusted for the portion of these charges included within the income (loss) attributed to the non-controlling interest.

Pension settlement charges related to Company-directed initiatives
In 2018, settlement charges in our hourly defined benefit plan were triggered by lump sum withdrawals by employees retiring or leaving the Company under a voluntary separation plan included within the Operational Optimization Program. In 2017, settlement charges were triggered in the pension plan benefiting our employees in Puerto Rico as a result of lump sum distributions and the purchase of annuity contracts relating to the termination of this plan.

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

To present this information for historical periods, current period net sales for entities reporting in other than the U.S. dollar are translated into U.S. dollars at the average monthly exchange rates in effect during the comparable period of the prior fiscal year, rather than at the actual average monthly exchange rates in effect during the current period of the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in average foreign currency exchange rate between the current fiscal period and the comparable period of the prior fiscal year.

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended September 30, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(2.2)%	(4.2)%	2.0%
Total North America segment	2.9%	(0.2)%	3.1%

International and Other segment
Mexico	0.3%	(6.5)%	6.8%
Brazil	(13.0)%	(21.4)%	8.4%
India	13.7%	(9.8)%	23.5%
China	(31.1)%	(1.6)%	(29.5)%
Total International and Other segment	(1.9)%	(4.1)%	2.2%

Total Company	2.3%	(0.7)%	3.0%

	Nine Months Ended September 30, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	1.0%	1.1%	(0.1)%
Total North America segment	4.2%	—%	4.2%

International and Other segment
Mexico	6.5%	(0.6)%	7.1%
Brazil	0.3%	(13.0)%	13.3%
India	23.0%	(3.0)%	26.0%
China	(10.9)%	2.8%	(13.7)%
Total International and Other segment	3.0%	(1.3)%	4.3%

Total Company	4.1%	(0.1)%	4.2%

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30, 2018	October 1, 2017	Change	September 30, 2018	October 1, 2017	Change
In millions of dollars except per share amounts
Net Sales	$2,079.6	$2,033.1	2.3%	$5,803.2	$5,575.8	4.1%
Cost of Sales	1,216.1	1,090.2	11.5%	3,172.2	2,957.7	7.3%
Gross Profit	863.5	942.9	(8.4)%	2,631.0	2,618.1	0.5%
Gross Margin	41.5%	46.4%		45.3%	47.0%
SM&A Expense	453.9	477.5	(4.9)%	1,388.8	1,380.2	0.6%
SM&A Expense as a percent of net sales	21.8%	23.5%		23.9%	24.8%
Long-Lived Asset Impairment Charges	1.6	—	NM	28.8	208.7	(86.2)%
Business Realignment Costs	1.7	4.0	(58.7)%	10.9	50.0	(78.3)%
Operating Profit	406.3	461.5	(12.0)%	1,202.5	979.2	22.8%
Operating Profit Margin	19.5%	22.7%		20.7%	17.6%
Interest Expense, Net	36.9	24.6	50.1%	101.2	72.5	39.7%
Other (Income) Expense, Net	12.5	36.1	(65.4)%	35.2	56.5	(37.7)%
Provision for Income Taxes	91.4	126.8	(27.9)%	226.6	275.3	(17.7)%
Effective Income Tax Rate	25.6%	31.6%		21.3%	32.4%
Net Income Including Noncontrolling Interest	265.4	274.0	(3.1)%	839.5	575.0	46.0%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	1.7	0.7	139.4%	(1.3)	(26.9)	(95.1)%
Net Income Attributable to The Hershey Company	$263.7	$273.3	(3.5)%	$840.8	$601.8	39.7%
Net Income Per Share—Diluted	$1.25	$1.28	(2.3)%	$3.99	$2.81	42.0%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.

Results of Operations - Third Quarter 2018 vs. Third Quarter 2017
Net Sales
Net sales increased 2.3% in the third quarter of 2018 compared to the same period of 2017, reflecting a benefit from the recent Amplify acquisition of 2.5% and a volume increase of 1.7%, partially offset by unfavorable price realization of 1.2% and a unfavorable impact from foreign currency exchange rates of 0.7%. Excluding the unfavorable impact from foreign currency exchange rates, our net sales increased 3.0%. Consolidated volumes increased due to Amplify and solid performance in select international markets, which more than offset the volume reduction from the sale of Shanghai Golden Monkey ("SGM") in July 2018. These volume increases were partially offset by unfavorable net price realization, which was attributed to incremental trade promotional expense in the North America segment in support of 2018 programming.
Key U.S. Marketplace Metrics
For the twelve weeks ended October 7, 2018, our total U.S. retail takeaway, including Amplify, increased 0.2% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway was in line with prior year, resulting in a CMG market share loss of approximately 13 basis points due to the timing of innovation and promotional activity relative to our competitors.

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
Cost of Sales and Gross Margin
Cost of sales increased 11.5% in the third quarter of 2018 compared to the same period of 2017. The increase was driven by an incremental $69.6 million unfavorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases. In addition, cost of sales increased due to higher sales volume, including incremental volume from Amplify, as well as higher freight and logistics costs and higher plant costs, which were partially offset by supply chain productivity.
Gross margin decreased by 490 basis points in the third quarter of 2018 compared to the same period of 2017. This was primarily due to unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher freight and logistics costs, additional plant costs, and incremental trade promotional expense and packaging costs. However, supply chain productivity and favorable product mix partially offset the decrease in gross margin.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $23.5 million or 4.9% in the third quarter of 2018. Total advertising and related consumer marketing expenses declined 16.5% due mainly to spend optimization and shifts relating to our emerging brands. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 3.2% in the third quarter due to incremental expenses from Amplify and higher expenses related to the multi-year implementation of our enterprise resource planning system, which more than offset reductions in our base spending from the Margin for Growth Program.
Long-Lived Asset Impairment Charges
In the third quarter of 2018, we recorded long-lived asset impairment charges of $1.6 million associated with the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts that were realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. There were no long-lived asset impairment charges in the third quarter of 2017.
Business Realignment Activities
In the third quarter of 2018 and 2017, we recorded business realignment costs of $1.7 million and $4.0 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 8 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 12.0% in the third quarter of 2018 compared to the same period of 2017 primarily due to lower gross profit, partly offset by lower SM&A, as discussed previously. Operating profit margin decreased to 19.5% in 2018 from 22.7% in 2017 driven by these same factors.
Interest Expense, Net
Net interest expense was $12.3 million higher in the third quarter of 2018 compared to the same period of 2017. The increase was due to higher levels of commercial paper issued to fund the Amplify acquisition, as well as incremental interest on $1.2 billion of notes issued in May 2018.

Other (Income) Expense, Net
Other (income) expense, net totaled an expense of $12.5 million in the third quarter of 2018 compared to an expense of $36.1 million in the third quarter of 2017. The decrease in the net expense was primarily due to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2018, as well as a $10.4 million decrease in write-downs on equity investments qualifying for federal historic and energy tax credits.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 25.6% for the third quarter of 2018 compared with 31.6% for the third quarter of 2017, with the lower 2018 rate reflecting the impact of the U.S. tax reform. Relative to the statutory rate of 21%, the 2018 effective tax rate was impacted by state and local taxes, partially offset by favorable rate differential relating to foreign operations. The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by favorable rate differential relating to foreign operations and investment tax credits, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $9.6 million, or 3.5%, while EPS-diluted decreased $0.03, or 2.3%, in the third quarter of 2018 compared to the same period of 2017. The decrease in both 2018 net income and EPS-diluted were driven primarily by lower gross profit and higher interest expense, which were partly offset by lower income taxes, SM&A, and business realignment costs, as noted above. Our 2018 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a prior year repurchase from the Milton Hershey School Trust, as well as current year repurchases pursuant to our Board-approved repurchase programs.

Results of Operations - First Nine Months 2018 vs. First Nine Months 2017
Net Sales
Net sales increased 4.1% in the first nine months of 2018 compared to the same period of 2017, reflecting a benefit from the recent Amplify acquisition of 3.8% and a volume increase of 1.5%, partially offset by unfavorable price realization of 1.1% and a unfavorable impact from foreign currency exchange rates of 0.1%. Excluding the unfavorable impact from foreign currency exchange rates, our net sales increased 4.2%. Consolidated volumes increased due to Amplify and solid performance in select international markets, which more than offset the volume reduction from the sale of SGM in July 2018. These volume increases were partially offset by unfavorable net price realization, which was attributed to incremental trade promotional expense in the North America segment in support of 2018 programming.
Cost of Sales and Gross Margin
Cost of sales increased 7.3% in the first nine months of 2018 compared to the same period of 2017. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. This was partially offset by an incremental $42.0 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases and supply chain productivity,
Gross margin decreased by 170 basis points in the first nine months of 2018 compared to the same period of 2017. This was primarily due to the higher freight and logistics costs, unfavorable product mix, additional plant costs related to new production lines, and incremental trade promotional expense. This was partially offset by the favorable year-over-year mark-to-market impact from commodity derivative instruments and supply chain productivity.

Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $8.6 million or 0.6% in the first nine months of 2018. Total advertising and related consumer marketing expenses declined 10.0% due mainly to spend optimization and shifts relating to our emerging brands; however, advertising and related consumer marketing on our core U.S. confection brands increased. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 7.4% in 2018 due to incremental expenses from Amplify and higher expenses related to the multi-year implementation of our enterprise resource planning system, which more than offset reductions in our base spending from the Margin for Growth Program.
Long-Lived Asset Impairment Charges
In 2018, we recorded long-lived asset impairment charges of $28.8 million associated with the Shanghai Golden Monkey and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized upon completion of the sales, over the estimated sales values less costs to sell for the respective businesses. In 2017, we recorded long-lived asset impairment charges totaling $106.0 million to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102.7 million.
Business Realignment Activities
In the first nine months of 2018 and 2017, we recorded business realignment costs of $10.9 million and $50.0 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 8 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 22.8% in the first nine months of 2018 compared to the same period of 2017 primarily due to higher gross profit and lower impairment charges and business realignment costs in the 2018 period, partly offset by higher SM&A, as discussed previously. Operating profit margin increased to 20.7% in 2018 from 17.6% in 2017 driven by these same factors.
Interest Expense, Net
Net interest expense was $28.8 million higher in the first nine months of 2018 compared to the same period of 2017. The increase was due to higher levels of commercial paper issued to fund the Amplify acquisition, as well as incremental interest on $1.2 billion of notes issued in May 2018.
Other (Income) Expense, Net
Other (income) expense, net totaled an expense of $35.2 million in the first nine months of 2018 compared to an expense of $56.5 million in the first nine months of 2017. The decrease in the net expense was primarily due to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2018.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 21.3% for the first nine months of 2018 compared with 32.4% for the same period of 2017, with the lower 2018 rate reflecting the impact of the U.S. tax reform. Relative to the 21% statutory rate, the 2018 effective tax rate was impacted by state and local taxes, partially offset by investment tax credits and favorable rate differential relating to foreign operations.  The 2017 effective rate, relative to the previous U.S. statutory rate of 35%, was impacted by favorable rate differential relating to foreign operations, investment tax credits and the benefit of ASU 2016-09, which were partially offset by non-benefited costs resulting from the Margin for Growth Program.

Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $238.9 million, or 39.7%, while EPS-diluted increased $1.18, or 42.0%, in the first nine months of 2018 compared to the same period of 2017. The increase in both net income and EPS-diluted was driven primarily by 2018 higher gross profit, lower impairment charges and business realignment costs and lower income taxes, which were partly offset by higher SM&A and higher interest expense, as noted above. Our 2018 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a prior year repurchase from the Milton Hershey School Trust, as well as current year repurchases pursuant to our Board-approved repurchase programs.
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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net Sales:
North America	$1,843,511	$1,792,377	$5,155,151	$4,946,537
International and Other	236,082	240,744	648,016	629,253
Total	$2,079,593	$2,033,121	$5,803,167	$5,575,790

Segment Income:
North America	$556,060	$554,247	$1,534,345	$1,567,054
International and Other	31,072	16,400	65,379	26,491
Total segment income (1)	587,132	570,647	1,599,724	1,593,545
Unallocated corporate expense (2)	116,474	122,880	361,447	363,116
Unallocated mark-to-market (gains) losses on commodity derivatives (3)	47,617	(21,954)	(69,464)	(27,486)
Long-lived asset impairment charges	1,649	—	28,817	208,712
Costs associated with business realignment activities	11,423	8,257	42,670	69,699
Acquisition-related costs	3,706	—	36,413	311
Gain on sale of licensing rights	—	—	(2,658)	—
Operating profit	406,263	461,464	1,202,499	979,193
Interest expense, net	36,916	24,589	101,207	72,456
Other (income) expense, net	12,493	36,074	35,201	56,458
Income before income taxes	$356,854	$400,801	$1,066,091	$850,279

(1)
Segment income for the three and nine months ended October 1, 2017 have been revised to conform to the current definition of segment income, which has been updated for the exclusion of certain pension-related costs.

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.6% and 88.2% of our net sales for the three months ended September 30, 2018 and October 1, 2017, respectively. North America results for the three and nine months ended September 30, 2018 and October 1, 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	Percent Change	September 30, 2018	October 1, 2017	Percent Change
In millions of dollars
Net sales	$1,843.5	$1,792.4	2.9%	$5,155.2	$4,946.5	4.2%
Segment income	556.1	554.2	0.3%	1,534.3	1,567.1	(2.1)%
Segment margin	30.2%	30.9%		29.8%	31.7%
Results of Operations - Third Quarter 2018 vs. Third Quarter 2017
Net sales of our North America segment increased $51.1 million or 2.9% in 2018 compared to 2017, which includes a 3.7% benefit from the Amplify acquisition. Excluding Amplify and the unfavorable impact of foreign currency exchange rates of 0.2%, our North America segment net sales decreased 0.6%. Net price realization decreased by 1.5% due to incremental trade promotional expense in support of 2018 programming, partially offset by volume increases of 0.9% due to innovation, specifically driven by Reese's Outrageous bars and Hershey's Gold.
Our North America segment income increased $1.9 million or 0.3% in 2018 compared to 2017, driven by higher volume primarily from Amplify, partially offset by higher trade promotional expense, higher logistics costs, unfavorable sales mix and additional plant costs, as well as incremental SM&A expense from the Amplify acquisition. Furthermore, advertising and related consumer marketing expense declined by 18.5% versus the third quarter of 2017, with the reduction driven by spend optimization and shifts relating to our emerging brands.

Results of Operations - First Nine Months 2018 vs. First Nine Months 2017
Net sales of our North America segment increased $208.7 million or 4.2% in 2018 compared to 2017, which includes a 4.6% benefit from the Amplify acquisition. Excluding Amplify and the favorable impact of foreign currency exchange rates of 0.1%, our North America segment net sales decreased 0.5%. Net price realization decreased by 1.4% due to incremental trade promotional expense in support of 2018 programming, partially offset by volume increases of 0.9% due to innovation, specifically driven by Reese's Outrageous bars and Hershey's Gold.
Our North America segment income decreased $32.8 million or 2.1% in 2018 compared to 2017, primarily due to the higher trade promotional expense, higher logistics costs, unfavorable sales mix and additional plant costs, as well as incremental SM&A expense from the Amplify acquisition. These higher expenses more than offset reductions in advertising and related consumer marketing expense, which declined by 10.5% versus the 2017 period, with the reduction driven by spend optimization and shifts relating to our emerging brands, as advertising and related consumer marketing on our core U.S. brands increased during the year.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in Mexico, Brazil, India, Greater China and other regional markets, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.4% and 11.8% of our net sales for the three months ended September 30, 2018 and October 1, 2017, respectively. International and Other results for the three and nine months ended September 30, 2018 and October 1, 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2018	October 1, 2017	Percent Change	September 30, 2018	October 1, 2017	Percent Change
In millions of dollars
Net sales	$236.1	$240.7	(1.9)%	$648.0	$629.3	3.0%
Segment income	31.1	16.4	89.5%	65.4	26.5	146.8%
Segment margin	13.2%	6.8%		10.1%	4.2%

Results of Operations - Third Quarter 2018 vs. Third Quarter 2017
Net sales of our International and Other segment decreased $4.6 million or 1.9% in 2018 compared to 2017, reflecting a 6.4% reduction in net sales from the divestiture of Shanghai Golden Monkey ("SGM") and an unfavorable impact from foreign currency exchange rates of 4.0%. Excluding the sale of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 8.5%, which is primarily due to volume increases of 7.8% and favorable price realization of 0.7%.
The volume increase is primarily attributed to solid marketplace growth in Mexico, Brazil and India, where constant currency net sales increased by 6.8%, 8.4% and 23.5%, respectively. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $31.1 million in 2018 compared to $16.4 million in 2017, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we optimize the product portfolio, transform the supply network in China and deliver SM&A efficiencies. Additionally, segment income benefited from higher net sales in regional markets, as well as continued growth in Mexico, Brazil and India.

Results of Operations - First Nine Months 2018 vs. First Nine Months 2017
Net sales of our International and Other segment increased $18.7 million or 3.0% in 2018 compared to 2017, reflecting volume increases of 5.9% and favorable price realization of 0.8%, partially offset by a 2.4% reduction in net sales from the divestiture of SGM and an unfavorable impact from foreign currency exchange rates of 1.3%. Excluding the sale of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 6.7%.
The volume increase is primarily attributed to solid marketplace growth in Mexico, Brazil and India, where constant currency net sales increased by 7.1%, 13.3% and 26.0%, respectively. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $65.4 million in 2018 compared to $26.5 million in 2017, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we execute our Margin for Growth program in China and optimize the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, Brazil, India and regional markets.

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
In the third quarter of 2018, unallocated corporate expense totaled $116.5 million, as compared to $122.9 million in the same period of 2017, primarily driven by savings from our productivity and cost savings initiatives, partially offset by spending on the multi-year implementation of our enterprise resource planning system. In the first nine months of 2018, unallocated corporate expense totaled $361.4 million, as compared to $363.1 million in the same period of 2017, primarily driven by savings from our productivity and cost savings initiatives, partially offset by spending on the multi-year implementation of our enterprise resource planning system.
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
At September 30, 2018, our cash and cash equivalents totaled $823.8 million. At December 31, 2017, our cash and cash equivalents totaled $380.2 million. Our cash and cash equivalents during the first nine months of 2018 increased $443.6 million compared to the 2017 year-end balance as a result of the net cash provided by certain activities outlined in the following discussion.
Approximately 70% of the balance of our cash and cash equivalents at September 30, 2018 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform during the fourth quarter of 2017 and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Except for the proceeds from the sale of the Tyrrell's business, which we repatriated from Luxembourg in October 2018 with minimal tax impact, our intent is to reinvest funds earned outside of the U.S. to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the U.S.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Nine Months Ended
In millions of dollars	September 30, 2018	October 1, 2017
Net cash provided by (used in):
Operating activities	$892.8	$625.9
Investing activities	(972.2)	(187.1)
Financing activities	529.0	(465.7)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	5.0
Increase (decrease) in cash and cash equivalents	$443.6	$(21.9)

Operating activities
We generated cash of $892.8 million for operating activities in the first nine months of 2018, an increase of $266.9 million compared to $625.9 million in the same period of 2017. This increase in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, write-down of equity investments and other charges) contributed $93 million of additional cash flow in 2018 relative to 2017.

•
Income taxes generated $107 million more in cash flow in 2018 relative to 2017, mainly due to the variance in actual tax expense for 2018 relative to the timing of quarterly estimated tax payments, which resulted in a lower prepaid tax position in 2018 compared to the 2017 period.

•
Working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $326 million in 2018 and $369 million in 2017. This $43 million fluctuation was mainly due to lower investments in inventory resulting from lower year-over-year build up on inventories to maintain sufficient levels to accommodate customer requirements.

•
Cash contributions to our pension and post retirement plans totaled $26.7 million in the first nine months of 2018 compared to $57.9 million in the same period of 2017. In 2017, we made incremental contributions to fund annuity contracts in connection with the termination of the pension plan benefiting our employees in Puerto Rico. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements.

Investing activities
We used cash of $972.2 million for investing activities in the first nine months of 2018, an increase of $785.1 million compared to $187.1 million in the same period of 2017. This increase in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, totaled $241.2 million in the first nine months of 2018 compared to $148.9 million in the same period of 2017. For full year 2018, we expect capital expenditures, including capitalized software, to approximate $355 million to $375 million, which includes incremental investments we are making in Reese's and Kit Kat capacity, upgrades related to packaging and increased spending related to our multi-year ERP project.

•
Proceeds from sales of property, plant and equipment and other long-lived assets. During the first nine months of 2018, we generated $46.7 million of proceeds from the sale of property, plant and equipment and other long-lived assets. We sold select China facilities that were taken out of operation in connection with the 2016 Operational Optimization Program. Proceeds from the sale of these facilities totaled $27.5 million, resulting in a gain of $6.6 million. Additionally, we sold licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for $13.0 million, resulting in a gain of $2.7 million. Further details are provided in Note 7 to the Unaudited Consolidated Financial Statements.

•
Proceeds from the sales of businesses. In July 2018, we sold the Tyrrells and Shanghai Golden Monkey ("SGM") businesses. Collectively, the proceeds from the sales of these businesses, net of cash divested, were approximately $171.9 million. We had no divestiture activity in the comparable 2017 period. Further details are provided in Note 7 to the Unaudited Consolidated Financial Statements.

•
Business Acquisition. In January 2018, we acquired Amplify for $915 million, net of cash acquired. We had no acquisition activity in the comparable 2017 period. Further details regarding business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $34.2 million in the first nine months of 2018, compared to $40.0 million in the same period of 2017.

Financing activities
We generated cash of $529.0 million from financing activities in the first nine months of 2018, an increase of $994.7 million compared to cash used of $465.7 million in the same period of 2017. This increase in net cash from financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2018, we generated cash flow of $911 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign bank borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repay Amplify's outstanding debt owed under its existing credit agreement. A portion of the commercial paper borrowings used to fund the Amplify acquisition were subsequently refinanced with the proceeds of new notes issued during the second quarter of 2018, as discussed below. During the first nine months of 2017, we generated cash flow of $173 million primarily from proceeds on short-term commercial paper issuances.

•
Long-term debt borrowings and repayments. In May 2018, we issued $350 million of 2.90% Notes due in 2020, $350 million of 3.10% Notes due in 2021 and $500 million of 3.375% Notes due in 2023. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193.8 million. In August 2018, we repaid $300 million of 1.60% Notes due in 2018 upon their maturity. Additionally, in 2018, we repaid $607 million of debt assumed in connection with the Amplify acquisition, including all of the outstanding debt owed by Amplify under its existing credit agreement. We had minimal long-term repayment activity during the first nine months of 2017.

•
Tax receivable obligation. In connection with the Amplify acquisition, the Company agreed to make payments to the counterparty of a tax receivable agreement. During the first nine months of 2018, we paid $72.0 million to settle the tax receivable obligation.

•
Share repurchases. We used cash for total share repurchases of $199.7 million during the first nine months of 2018 pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as for repurchases of shares in the open market under pre-approved share repurchase programs. We used cash for total share repurchases of $300.3 million during the first nine months of 2017 pursuant to our practice of replenishing shares issued for stock options and incentive compensation. Additionally, our 2017 share repurchases included a privately negotiated repurchase transaction with the Milton Hershey School Trust.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $415.2 million during the first nine months of 2018, an increase of $23.4 million compared to $391.8 million in the same period of 2017.

•
Proceeds from the exercise of stock options. We received $33.4 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first nine months of 2018, a decrease of $20.1 million compared to $53.5 million in the same period of 2017.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
The total notional amount of interest rate swaps outstanding was $350 million at September 30, 2018 and December 31, 2017. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at September 30, 2018 and December 31, 2017. A hypothetical 100 basis point increase in interest rates applied to this now variable rate debt as of September 30, 2018 would have increased interest expense by approximately $2.7 million for the first nine months of 2018 and $3.5 million for the full year 2017.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at September 30, 2018 and December 31, 2017 by approximately $151 million and $134 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $15.8 million as of September 30, 2018 and $19.7 million as of December 31, 2017. Our open commodity contracts had a notional value of $823.8 million as of September 30, 2018 and $405.3 million as of December 31, 2017. At the end of the third quarter of 2018, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased net unrealized losses by $77.4 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2017 Annual Report on Form 10-K.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended September 30, 2018.
In January 2016, our Board of Directors approved a $500 million share repurchase authorization.  This program was completed in the first quarter of 2018. In October 2017, our Board of Directors approved an additional $100 million share repurchase authorization. As of September 30, 2018, approximately $60 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above). This program is to commence after the existing 2017 authorization is completed and is to be utilized at management's discretion.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Effective October 24, 2018, the Company terminated its 364 Day Credit Agreement (the “Credit Agreement”) with Citibank, N.A., as lender and administrative agent, and Bank of America, N.A. and Royal Bank of Canada as lenders, pursuant to which the Company had the right borrow up to $1,500 million on an unsecured, revolving basis. The Credit Agreement had been put in place on January 8, 2018 to provide additional borrowings to be used for general corporate purposes, including commercial paper backstop and acquisitions. The Company made no borrowings under this facility while it was outstanding. No early termination penalties were incurred as a result of the termination.
In the ordinary course of their respective businesses, Citibank, N.A., Bank of America, N.A. and Royal Bank of Canada, and each of their respective affiliates, have engaged, and may in the future engage, in commercial banking and/or investment banking transactions with the Company and its affiliates for which they have in the past received, and may in the future receive, customary fees.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated as of September 12, 2018, among The Hershey Company, B&G Foods, Inc. and the Selling Subsidiaries (as named therein) is incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 13, 2018.

10.1	Letter Agreement, by and between The Hershey Company and Citibank, N.A., terminating the 364 Day Credit Agreement effective October 24, 2018.*
12.1	Computation of Ratio of Earnings to Fixed Charges.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	October 26, 2018	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2018	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)