Form 10-K
period 2018-12-31
HERSHEY CO
filed 2019-02-22
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
OR
☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number 1-183

THE HERSHEY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-0691590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 East Chocolate Avenue, Hershey, PA	17033
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (717) 534-4200

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, one dollar par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
Title of class
Class B Common Stock, one dollar par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☒   No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $13,038,400,227. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock were converted to Common Stock as of June 29, 2018. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 29, 2018 ($93.06 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
Common Stock, one dollar par value—147,906,017 shares, as of February 15, 2019.
Class B Common Stock, one dollar par value—60,613,777 shares, as of February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 90 countries worldwide.
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

Financial and other information regarding our reportable segments is provided in our Management’s Discussion and Analysis and Note 12 to the Consolidated Financial Statements.
Business Acquisitions
In October 2018, we completed the acquisition of Pirate Brands, which includes the Pirate's Booty, Smart Puffs and Original Tings brands, from B&G Foods, Inc. Pirate Brands offers baked, trans fat free and gluten free snacks and is available in a wide range of food distribution channels in the United States.
In January 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. ("Amplify"), a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega and Paqui. The acquisition enables us to capture more consumer snacking occasions by creating a broader portfolio of brands.
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

•
Within our North America markets, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Lancaster, Payday, Rolo®, Twizzlers, Whoppers and York. We also offer premium chocolate products, primarily in the United States, through the Scharffen Berger and Dagoba brands. Our gum and mint products include Ice Breakers mints and chewing gum, Breathsavers mints and Bubble Yum bubble gum. Our pantry and snack items that are principally sold in North America include baking products, toppings and sundae syrups sold under the Hershey’s, Reese’s and Heath brands, as well as Hershey’s and Reese’s chocolate spreads, snack bites and mixes, Krave meat snack products, Popwell half-popped corn snacks, ready-to-eat SkinnyPop popcorn, baked and trans fat free Pirate's Booty snacks and other better-for-you snack brands such as Oatmega and Paqui.

•
Within our International and Other markets, we manufacture, market and sell many of these same brands, as well as other brands that are marketed regionally, such as Pelon Pelo Rico confectionery products in Mexico, IO-IO snack products in Brazil, and Nutrine and Maha Lacto confectionery products and Jumpin and Sofit beverage products in India.

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
In 2018, approximately 28% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None
Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2018

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2018

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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
Environmental Considerations
Beyond ordinary course operating and capital expenditures we make to comply with environmental laws and regulations, we have made a number of commitments to protect and reduce our impact on the environment in recent years, including efforts to protect forests and forested habitats and reduce emissions across our supply chain. The annual operating and capital expenditures associated with these ordinary course payments and additional commitments are not material with respect to our results of operations, capital expenditures or competitive position.

Employees
As of December 31, 2018, we employed approximately 14,930 full-time and 1,490 part-time employees worldwide. Collective bargaining agreements covered approximately 5,780 employees. During 2019, agreements will be negotiated for certain employees at three facilities outside of the United States, comprising approximately 67% of total employees under collective bargaining agreements. We believe that our employee relations are generally good.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 16.1% for 2018, 16.7% for 2017 and 16.7% for 2016. The percentage of total long-lived assets outside of the United States was 21.7% as of December 31, 2018 and 25.2% as of December 31, 2017.
Sustainability
The Hershey Company’s commitment to sustainability started with our founder’s belief in responsible citizenship. He was a purpose-driven leader who believed we could use chocolate to create goodness in the world. This belief resulted in strong investment in local communities and the establishment of the Milton Hershey School for disadvantaged kids.  We continue that legacy today through our sustainability strategy “The Shared Goodness Promise” by operating the business with sustainable practices, sourcing ingredients responsibly, protecting our environment, making a difference in our communities and helping kids globally reach their full potential. To learn more about our sustainability goals, progress and initiatives, you can access our full Sustainability Report at https://www.thehersheycompany.com/en_us/shared-goodness/csr-reports.html.
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
We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Our continued success is impacted by many factors, including the following:

•	Effective retail execution;
•	Appropriate advertising campaigns and marketing programs;
•	Our ability to secure adequate shelf space at retail locations;
•	Our ability to drive sustainable innovation and maintain a strong pipeline of new products in the confectionery and broader snacking categories;
•	Changes in product category consumption;
•	Our response to consumer demographics and trends, including but not limited to, trends relating to store trips and the impact of the growing digital commerce channel; and
•	Consumer health concerns, including obesity and the consumption of certain ingredients.
There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 28% of our total net sales in 2018. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
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
Approximately 71% of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:

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
We completed the acquisitions of Amplify Snack Brands, Inc. and Pirate Brands in January 2018 and October 2018, respectively. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey's resources, expertise, capability-building, distribution locations and customer base. In addition, the acquisitions of Amplify and Pirate Brands are important steps in our journey to expand our breadth in snacking, as they should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle. If we are unable to successfully couple Hershey’s scale and expertise in brand building with Amplify and Pirate Brands' existing operations, it may impact our ability to expand our snacking footprint at our desired pace.
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
Our operations are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment and declines in personal spending could adversely impact our revenues, profitability and financial condition.
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
In 2018, 2017 and 2016, respectively, we derived approximately 16%, 17% and 17% of our net sales from customers located outside of the United States. Additionally, approximately 22% of our total long-lived assets were located outside of the United States as of December 31, 2018. As part of our strategy, we have made investments outside of the United States, particularly in Canada, China, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:

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
We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Recently introduced strategic initiatives include our efforts to continue to expand our presence in digital commerce, to transform our manufacturing, commercial and corporate operations through digital technologies and to enhance our data analytics capabilities to develop new commercial insights.  If we are not able to capture our share of the expanding digital commerce market, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.
Additionally, from time to time we implement business realignment activities to support key strategic initiatives designed to maintain long-term sustainable growth, such as the Margin for Growth Program we commenced in the first quarter of 2017. These programs are intended to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Own (1)
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own

(1) We have an agreement with the Ferrero Group for the use of a warehouse and distribution facility of which the Company has been deemed to be the owner for accounting purposes.
In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. We regularly improve our facilities to incorporate the latest technologies. The largest facilities are located in Hershey, Lancaster and Hazleton, Pennsylvania; Monterrey and El Salto, Mexico; and Stuarts Draft,

Virginia. The U.S., Canada and Mexico facilities in the table above primarily support our North America segment, while the Malaysia facility primarily serve our International and Other segment. As discussed in Note 12 to the Consolidated Financial Statements, we do not manage our assets on a segment basis given the integration of certain manufacturing, warehousing, distribution and other activities in support of our global operations.

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

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Company, their positions and, as of February 15, 2019, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Damien Atkins (1)	48	Senior Vice President, General Counsel and Secretary (August 2018)
Michele G. Buck	57
President and Chief Executive Officer (March 2017); Executive Vice President, Chief Operating Officer (June 2016); President, North America (May 2013); Senior Vice President, Chief Growth Officer (September 2011)

Javier H. Idrovo	51	Chief Accounting Officer (August 2015); Senior Vice President, Finance and Planning (September 2011)
Patricia A. Little (2)	58	Senior Vice President, Chief Financial Officer (March 2015)
Terence L. O’Day	69	Senior Vice President, Chief Product Supply and Technology Officer (March 2017); Senior Vice President, Chief Supply Chain Officer (May 2013); Senior Vice President, Global Operations (December 2008)
Todd W. Tillemans (3)	57	President, U.S. (April 2017)
Kevin R. Walling	53	Senior Vice President, Chief Human Resources Officer (June 2011)
Mary Beth West (4)	56	Senior Vice President, Chief Growth Officer (May 2017)

There are no family relationships among any of the above-named officers of our Company.

(1)
Mr. Atkins was elected Senior Vice President, General Counsel and Secretary effective August 13, 2018. Prior to joining our Company he was General Counsel and Corporate Secretary at Panasonic Corporation of North America, Inc. (May 2015) and Senior Vice President, Deputy General Counsel (Corporate) and Chief Compliance Officer at AOL, Inc. (July 2010).

(2)
Ms. Little was elected Senior Vice President, Chief Financial Officer effective March 16, 2015. Prior to joining our Company she was Executive Vice President and Chief Financial Officer at Kelly Services, Inc. (July 2008). On August 16, 2018, Ms. Little informed the Company of her intention to retire on a date to be determined in spring 2019. The Company has initiated a search to identify Ms. Little's replacement.

(3)	Mr. Tillemans was elected President, U.S. effective April 3, 2017. Prior to joining our Company he was President, Customer Development U.S. at Unilever N.V. (December 2012).

(4)
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
The closing price of our Common Stock on December 31, 2018, was $107.18. There were 26,532 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2018.
We paid $562.5 million in cash dividends on our Common Stock and Class B Stock in 2018 and $526.3 million in 2017. The annual dividend rate on our Common Stock in 2018 was $2.756 per share.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Stock for the two most recent fiscal years is disclosed in Note 18 to the Consolidated Financial Statements.
On January 29, 2019, our Board declared a quarterly dividend of $0.722 per share of Common Stock payable on March 15, 2019, to stockholders of record as of February 22, 2019. It is the Company’s 357th consecutive quarterly Common Stock dividend. A quarterly dividend of $0.656 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
In January 2016, our Board approved a $500 million share repurchase authorization.  This program was completed in the first quarter of 2018. In October 2017, our Board approved an additional $100 million share repurchase authorization, to commence after the existing 2016 authorization was completed. As of December 31, 2018, approximately $60 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In July 2018, our Board approved an additional $500 million share repurchase authorization (excluded from amount above). This program is to commence after the existing 2017 authorization is completed and is to be utilized at management's discretion.
In August 2017, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “Trust”), pursuant to which the Company agreed to purchase 1,500,000 shares of the Company’s common stock from the Trust at a price equal to $106.01 per share, for a total purchase price of $159 million.
In November 2018, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company agreed to purchase 450,000 shares of the Company’s common stock from the Trust at a price equal to $106.30 per share, for a total purchase price of $47.8 million.

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2013	2014	2015	2016	2017	2018
The Hershey Company	$100	$109	$96	$114	$128	$124
S&P 500 Index	$100	$114	$115	$129	$157	$150
S&P 500 Packaged Foods Index	$100	$112	$131	$143	$145	$118

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY
(All dollar and share amounts in thousands except market price and per share statistics)

	2018	2017	2016	2015	2014
Summary of Operations
Net Sales	$7,791,069	7,515,426	7,440,181	7,386,626	7,421,768
Cost of Sales (1)	$4,215,744	4,060,050	4,270,642	4,000,071	4,085,602
Selling, Marketing and Administrative (1)	$1,874,829	1,885,492	1,891,305	1,945,361	1,900,970
Goodwill, Long-Lived & Intangible Asset Impairment Charges	$57,729	208,712	4,204	280,802	15,900
Business Realignment Costs (1)	$19,103	47,763	18.857	84.628	29,721
Interest Expense, Net	$138,837	98,282	90,143	105,773	83,532
Provision for Income Taxes	$239,010	354,131	379,437	388,896	459,131
Net Income Attributable to The Hershey Company	$1,177,562	782,981	720,044	512,951	846,912
Net Income Per Share:
—Basic—Common Stock	$5.76	3.79	3.45	2.40	3.91
—Diluted—Common Stock	$5.58	3.66	3.34	2.32	3.77
—Basic—Class B Stock	$5.24	3.44	3.15	2.19	3.54
—Diluted—Class B Stock	$5.22	3.44	3.14	2.19	3.52
Weighted-Average Shares Outstanding:
—Basic—Common Stock	149,379	151,625	153,519	158,471	161,935
—Basic—Class B Stock	60,614	60,620	60,620	60,620	60,620
—Diluted—Common Stock	210,989	213,742	215,304	220,651	224,837
Dividends Paid on Common Stock	$412,491	387,466	369.292	352,953	328,752
Per Share	$2.756	2.548	2.402	2.236	2.040
Dividends Paid on Class B Stock	$151,789	140,394	132,394	123,179	111,662
Per Share	$2.504	2.316	2.184	2.032	1.842
Depreciation	$231,012	211,592	231,735	197,054	176,312
Amortization	$64,132	50,261	70,102	47,874	35,220
Advertising	$479,908	541,293	521,479	561,644	570,223
Year-End Position and Statistics
Capital Additions (including software)	$328,601	257,675	269,476	356,810	370,789
Total Assets	$7,703,020	5,553,726	5,524,333	5,344,371	5,622,870
Short-term Debt and Current Portion of Long-term Debt	$1,203,316	859,457	632,714	863,436	635,501
Long-term Portion of Debt	$3,254,280	2,061,023	2,347,455	1,557,091	1,542,317
Stockholders’ Equity	$1,407,266	931,565	827,687	1,047,462	1,519,530
Full-time Employees	14,930	15,360	16,300	19,060	20,800
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end	209,729	210,861	212,260	216,777	221,045
Market Price of Common Stock at Year-end	$107.18	113.51	103.43	89.27	103.93
Price Range During Year (high)	$114.06	115.96	113.89	110.78	108.07
Price Range During Year (low)	$89.54	102.87	83.32	83.58	88.15

(1)
In accordance with ASU No. 2017-07, the non-service cost components of net periodic benefit cost relating to the Company's pension and other post retirement benefit plans have been reclassified to the Other (income) expense, net caption for the years ended December 31, 2017, 2016 and 2015 to conform to the 2018 presentation. Other (income) expense, net is not presented above.

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
BUSINESS MODEL AND GROWTH STRATEGY
We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We market, sell and distribute our products under more than 80 brand names in approximately 90 countries worldwide. We report our operations through two segments: North America and International and Other.
We believe we have a set of differentiated capabilities that when integrated, can create advantage in the marketplace. Our focus on the following key elements of our strategy should enable us to deliver top-tier growth and industry-leading shareholder returns.

•
Reignite Core Confection and Expand Breadth in Snacking. We are taking actions to deepen our consumer connections, deliver meaningful innovation and reinvent the shopping experience, while also pursuing opportunities to diversify our portfolio and establish a strong presence across the broader snacking continuum.

◦
Our products frequently play an important role in special meaningful moments among family and friends. Seasons are an important part of our business model and for consumers, they are highly anticipated, cherished special times, centered around traditions. For us, it’s an opportunity for our brands to be part of many connections during the year when family and friends gather.

◦
Innovation is an important lever in this variety seeking category and we are leveraging work from our proprietary demand landscape analytical tool to shape our future innovation and make it more impactful. We are becoming more disciplined in our focus on platform innovation, which should enable sustainable growth over time and significant extensions to our core.

◦
Through our shopper insights work, we are currently collaborating with our retail partners on in-aisle strategies that we believe will breathe life into the center of the store and transform the shopping experience by improving paths to purchase, stopping power, navigation, engagement and conversion. We have also responded to the changing retail environment by investing in digital commerce capabilities.

◦
To expand our breadth in snacking, we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions. Our expansion into snacking is being fueled by the recent acquisitions of Amplify and Pirate Brands in January 2018 and October 2018, respectively.

•
Reallocate Resources to Expand Margins and Fuel Growth. We are focused on ensuring that we efficiently allocate our resources to the areas with the highest potential for profitable growth. We believe this will enable margin expansion and position us within the top quartile of operating income margin relative to our peers.

◦
We have reset our international investment, while holding fast to our belief that our targeted emerging market strategy will deliver long-term, profitable growth. The uncertain macroeconomic environment in many of these markets is expected to continue and we aim to ensure our investments in these international markets are appropriate relative to the size of the opportunity.

◦
We have heightened our selling, marketing and administrative expense discipline in an effort to make improvements to our cost structure without jeopardizing topline growth. Our expectation is that advertising and related marketing expense will grow roughly in line with sales.

◦	We will continue to optimize our cost of goods sold through pricing activities and programs like network supply chain optimization and lean manufacturing.

•
Strengthen Capabilities & Leverage Technology for Commercial Advantage. In order to generate actionable insights, we must acquire, integrate, access and utilize vast sources of the right data in an effective manner. We are working to leverage our advanced analytical techniques to gain a deep understanding of consumers, our customers, our shoppers, our end-to-end supply chain, our retail environment and key economic drivers at both a macro and precision level. In addition, we are in the process of transforming our enterprise resource planning system, which will enable employees to work more efficiently and effectively.

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
In 2018, we made strong progress on our strategic initiatives, including strengthening our U.S. core confection business, expanding our snacks portfolio to capture incremental consumer occasions and optimizing the product portfolio across various international markets. We continued to generate solid operating cash flow, totaling approximately $1.6 billion in 2018, which affords the Company significant financial flexibility.
In January 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. ("Amplify"), previously a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega, Paqui and Tyrrells. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. The business enables us to capture more consumer snacking occasions by contributing a new portfolio of brands. On July 5, 2018, we sold the Tyrrells business in order to focus on the U.S. growth opportunities.
In October 2018, we completed the acquisition of Pirate Brands, which includes the Pirate's Booty, Smart Puffs and Original Tings brands, from B&G Foods, Inc. Pirate Brands offers baked, trans fat free and gluten free snacks and is available in a wide range of food distribution channels in the United States.
Our full year 2018 net sales totaled $7,791.1 million, an increase of 3.7%, versus $7,515.4 million for the comparable period of 2017. Excluding a 0.2% impact from unfavorable foreign exchange rates, our net sales increased 3.9%. Net sales growth was driven primarily by the revenue contributions from Amplify and Pirate Brands.
Our reported gross margin was 45.9% for the full year 2018, a decrease of 10 basis points compared to the full year 2017. Our 2018 non-GAAP gross margin was 44.0%, a decrease of 160 basis points compared to the full year 2017 due to higher freight and logistics costs, unfavorable mix and additional plant costs related to new production lines.

Our full year 2018 reported operating profit and reported operating profit margin totaled $1,623.7 million and 20.8%, respectively, compared to full year 2017 reported operating profit and reported operating profit margin of $1,313.4 million and 17.5%, respectively. From a non-GAAP perspective, full year 2018 adjusted operating profit and adjusted operating profit margin totaled $1,607.1 million and 20.6%, respectively, compared to full year 2017 adjusted operating profit and adjusted operating profit margin of $1,556.5 million and 20.7%, respectively. The decrease in our adjusted operating profit margin was primarily due to lower non-GAAP gross margin.
Our full year 2018 reported net income and reported EPS-diluted totaled $1,177.6 million and $5.58, respectively, compared to full year 2017 reported net income and reported EPS-diluted of $783.0 million and $3.66, respectively. From a non-GAAP perspective, full year 2018 adjusted net income was $1,130.1 million, an increase of 12.8% versus adjusted net income of $1,001.5 million in 2017. Our adjusted EPS-diluted for the full year 2018 was $5.36 compared to $4.69 for the same period of 2017, an increase of 14.3%. The increases in our adjusted net income and adjusted EPS-diluted in 2018 compared to 2017 were primarily due to slightly lower selling, marketing and administrative expenses, as well as a lower 2018 tax rate as a result of U.S. tax reform, partially offset by unfavorable gross profit.
NON-GAAP INFORMATION
Comparability of Certain Financial Measures
The comparability of certain of our financial measures is impacted by unallocated mark-to-market (gains) losses on commodity derivatives, pension settlement charges relating to company-directed initiatives, costs associated with business realignment activities, costs relating to the integration of acquisitions, impairment of long-lived assets, the one-time impact of U.S. tax reform, the gain realized on the sale of a trademark and the gain recorded upon settlement of a liability in conjunction with the purchase of the remaining 20% of the outstanding shares of Shanghai Golden Monkey Food Joint Stock Co., Ltd. ("SGM").
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
Explanatory Note
In conjunction with the adoption of ASU 2017-07, Compensation-Retirement Benefits (Topic 715), in the first quarter of 2018, the Company elected to discontinue its practice of excluding the non-service related components of its net periodic benefit cost in deriving its non-GAAP financial measures, with a minor exception. Historically, the Company excluded from its non-GAAP results the following components relating to its pension benefit plans: interest cost, expected return on plan assets, amortization of net loss (gain), and settlement and curtailment charges. The Company did not historically exclude from its non-GAAP results the non-service related components relating to its other post retirement benefit plans. Starting with the first quarter of 2018, the Company will continue to exclude from its non-GAAP results the portion of pension settlement and/or curtailment charges relating to Company-directed initiatives, such as significant business realignment events and benefit plan terminations or amendments. As a result of this change, the non-GAAP reconciliations presented for the years ended December 31, 2017 and 2016 that follow have been revised to conform to this updated presentation. The revision in the Company’s determination of non-GAAP earnings resulted in a reduction of $0.07 to adjusted earnings per share-diluted from $4.76 to $4.69 for 2017 and a reduction of $0.08 to adjusted earnings per share-diluted from $4.41 to $4.33 for 2016.

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	For the years ended December 31,
In thousands except per share data	2018	2017	2016
Reported gross profit	$3,575,325	$3,455,376	$3,169,539
Derivative mark-to-market (gains) losses	(168,263)	(35,292)	163,238
Business realignment activities	11,323	5,147	58,106
Acquisition-related costs	6,194	—	—
Non-GAAP gross profit	$3,424,579	$3,425,231	$3,390,883

Reported operating profit	$1,623,664	$1,313,409	$1,255,173
Derivative mark-to-market (gains) losses	(168,263)	(35,292)	163,238
Business realignment activities	51,827	69,359	93,902
Acquisition-related costs	44,829	311	6,480
Long-lived and intangible asset impairment charges	57,729	208,712	4,204
Gain on sale of licensing rights	(2,658)	—	—
Non-GAAP operating profit	$1,607,128	$1,556,499	$1,522,997

Reported provision for income taxes	$239,010	$354,131	$379,437
Derivative mark-to-market (gains) losses*	(15,778)	(4,746)	20,500
Business realignment activities*	12,961	18,337	13,957
Acquisition-related costs*	9,105	118	2,456
Pension settlement charges relating to Company-directed initiatives*	1,347	4,148	5,181
Long-lived and intangible asset impairment charges*	15,875	23,292	1,157
Impact of U.S. tax reform	7,754	(32,467)	—
Gain on sale of licensing rights*	(1,203)	—	—
Non-GAAP provision for income taxes	$269,071	$362,813	$422,688

Reported net income	$1,177,562	$782,981	$720,044
Derivative mark-to-market (gains) losses	(152,485)	(30,546)	142,738
Business realignment activities	38,866	51,022	79,945
Acquisition-related costs	35,724	193	4,024
Pension settlement charges relating to Company-directed initiatives	4,108	6,796	8,488
Long-lived and intangible asset impairment charges	41,854	185,420	3,047
Impact of U.S. tax reform	(7,754)	32,467	—
Noncontrolling interest share of business realignment and impairment charges	(6,348)	(26,795)	—
Settlement of SGM liability	—	—	(26,650)
Gain on sale of licensing rights	(1,455)	—	—
Non-GAAP net income	$1,130,072	$1,001,538	$931,636

	For the years ended December 31,
	2018	2017	2016
Reported EPS - Diluted	$5.58	$3.66	$3.34
Derivative mark-to-market (gains) losses	(0.72)	(0.14)	0.66
Business realignment activities	0.18	0.25	0.38
Acquisition-related costs	0.18	—	0.02
Pension settlement charges relating to Company-directed initiatives	0.02	0.02	0.04
Long-lived and intangible asset impairment charges	0.20	0.87	0.01
Impact of U.S. tax reform	(0.04)	0.15	—
Noncontrolling interest share of business realignment and impairment charges	(0.03)	(0.12)	—
Settlement of SGM liability	—	—	(0.12)
Gain on sale of licensing rights	(0.01)	—	—
Non-GAAP EPS - Diluted	$5.36	$4.69	$4.33

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	For the years ended December 31,
	2018	2017	2016
As reported gross margin	45.9%	46.0%	42.6%
Non-GAAP gross margin (1)	44.0%	45.6%	45.6%

As reported operating profit margin	20.8%	17.5%	16.9%
Non-GAAP operating profit margin (2)	20.6%	20.7%	20.5%

As reported effective tax rate	17.0%	31.9%	34.5%
Non-GAAP effective tax rate (3)	19.2%	26.7%	31.3%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market (gains) losses on commodity derivatives
The mark-to-market (gains) losses on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding (gains) losses are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the years ended December 31, 2018, 2017 and 2016, the net adjustment recognized within unallocated was a gain of $168.3 million, a gain of $35.3 million and a loss of $163.2 million, respectively. See Note 12 to the Consolidated Financial Statements for more information.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the years ended December 31, 2018, 2017 and 2016, we incurred $51.8 million, $69.4 million and $93.9 million, respectively, of pre-tax costs related to business realignment activities. See Note 8 to the Consolidated Financial Statements for more information.

Acquisition-related costs
For the year ended December 31, 2018, we incurred expenses totaling $44.8 million related to the acquisitions of Amplify and Pirate Brands. This primarily includes legal and consultant fees, as well as severance and other costs relating to the integration of the businesses. For the years ended December 31, 2017 and 2016, we incurred expenses totaling $0.3 million and $6.5 million, respectively, related to integration of the 2016 acquisition of Ripple Brand Collective, LLC, as we incorporated this business into our operating practices and information systems.

Pension settlement charges related to Company-directed initiatives
In 2018, settlement charges in our hourly defined benefit plan were triggered by lump sum withdrawals by employees retiring or leaving the Company under a voluntary separation plan included within the Operational Optimization Program (as defined below). In 2017, settlement charges were triggered in the pension plan benefiting our employees in Puerto Rico as a result of lump sum distributions and the purchase of annuity contracts relating to the termination of this plan. In 2016, settlement charges in our hourly defined benefit plan were triggered by lump sum withdrawals by employees retiring or leaving the Company under a voluntary separation plan included within the 2015 Productivity Initiative (as defined below).

Long-lived and intangible asset impairment charges
For the year ended December 31, 2018, we incurred $57.7 million of pre-tax long-lived asset impairment charges to adjust the long-lived asset values of certain disposal groups, including the SGM and Tyrrells businesses, the Lotte Shanghai Foods Co., Ltd. joint venture and other assets. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized or to be realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices paid by third-party buyers or estimated sales prices based on marketing of the disposal group, when the sale has not yet been completed. For the year ended December 31, 2017, we incurred $208.7 million of pre-tax long-lived asset impairment charges related to certain business realignment activities. This included a write-down of certain intangible assets that had been recognized in connection with the 2014 SGM acquisition and a write-down of property, plant and equipment. For the year ended December 31, 2016, in connection with our 2016 annual impairment testing of other indefinite lived assets, we recognized a trademark impairment charge of $4.2 million primarily resulting from plans to discontinue a brand sold in India.

Impact of U.S. tax reform
During the fourth quarter of 2018, we recorded a net benefit of $7.8 million as a measurement period adjustment to the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries, recorded in connection with the enactment of U.S. tax reform in December 2017. During the fourth quarter of 2017, we recorded a net charge of $32.5 million, which included the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate.

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

The following tables set forth a reconciliation between reported and constant currency growth rates for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31, 2018
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	2.4%	(0.3)%	2.7%
Total North America segment	4.2%	(0.1)%	4.3%

International and Other segment
Mexico	4.3%	(1.9)%	6.2%
Brazil	(4.7)%	(13.1)%	8.4%
India	21.5%	(4.8)%	26.3%
China	(20.5)%	1.0%	(21.5)%
Total International and Other segment	(0.5)%	(1.8)%	1.3%

Total Company	3.7%	(0.2)%	3.9%

	For the Year Ended December 31, 2017
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	6.3%	2.1%	4.2%
Total North America segment	1.3%	0.1%	1.2%

International and Other segment
Mexico	9.7%	(1.1)%	10.8%
Brazil	19.9%	9.4%	10.5%
India	17.0%	3.2%	13.8%
China	(18.1)%	(0.8)%	(17.3)%
Total International and Other segment	(1.4)%	0.6%	(2.0)%

Total Company	1.0%	0.2%	0.8%

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2018	2017	2016	2018 vs 2017	2017 vs 2016
In millions of dollars except per share amounts
Net Sales	$7,791.1	$7,515.4	$7,440.2	3.7%	1.0%
Cost of Sales	4,215.7	4,060.0	4,270.6	3.8%	(4.9)%
Gross Profit	3,575.4	3,455.4	3,169.6	3.5%	9.0%
Gross Margin	45.9%	46.0%	42.6%
SM&A Expense	1,874.8	1,885.5	1,891.3	(0.6)%	(0.3)%
SM&A Expense as a percent of net sales	24.1%	25.1%	25.4%
Long-Lived and Intangible Asset Impairment Charges	57.7	208.7	4.2	(72.3)%	NM
Business Realignment Costs	19.1	47.8	18.9	(60.0)%	153.3%
Operating Profit	1,623.8	1,313.4	1,255.2	23.6%	4.6%
Operating Profit Margin	20.8%	17.5%	16.9%
Interest Expense, Net	138.8	98.3	90.2	41.3%	9.0%
Other (Income) Expense, Net	74.8	104.4	65.6	(28.4)%	59.4%
Provision for Income Taxes	239.0	354.1	379.4	(32.5)%	(6.7)%
Effective Income Tax Rate	17.0%	31.9%	34.5%
Net Income Including Noncontrolling Interest	1,171.2	756.6	720.0	54.8%	5.1%
Less: Net Loss Attributable to Noncontrolling Interest	(6.5)	(26.4)	—	NM	NM
Net Income Attributable to The Hershey Company	$1,177.7	$783.0	$720.0	50.4%	8.7%
Net Income Per Share—Diluted	$5.58	$3.66	$3.34	52.5%	9.6%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.
Net Sales
2018 compared with 2017
Net sales increased 3.7% in 2018 compared with 2017, reflecting a benefit from the recent Amplify and Pirate Brands acquisitions of 3.6% and a volume increase of 1.3%, partially offset by unfavorable price realization of 1.0% and an unfavorable impact from foreign currency exchange rates of 0.2%. Excluding the unfavorable impact from foreign currency exchange rates, our net sales increased 3.9%. Consolidated volumes increased due to the acquisitions of Amplify and Pirate Brands, as well as solid performance in select international markets, which more than offset the volume reduction resulting from the sale of SGM in July 2018. The net increase in volume was partially offset by unfavorable net price realization, which was primarily attributed to incremental trade promotional expense in the North America segment in support of 2018 programming.
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
Key U.S. Marketplace Metrics
For the full year 2018, our total U.S. retail takeaway, including Amplify, increased 0.3% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway was in line with prior year, resulting in a CMG market share loss of approximately 36 basis points due to the timing of innovation and promotional activity relative to our competitors.
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
Cost of Sales and Gross Margin
2018 compared with 2017
Cost of sales increased 3.8% in 2018 compared with 2017. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by an incremental $125.1 million favorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases and supply chain productivity,
Gross margin decreased by 10 basis points in 2018 compared with 2017. The decrease was primarily due to the higher freight and logistics costs, unfavorable product mix, additional plant costs related to new production lines, and incremental trade promotional expense. These factors were partially offset by the favorable year-over-year mark-to-market impact from commodity derivative instruments and supply chain productivity.
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
Selling, Marketing and Administrative
2018 compared with 2017
Selling, marketing and administrative (“SM&A”) expenses decreased $10.7 million or 0.6% in 2018. Total advertising and related consumer marketing expenses declined 10.9% due mainly to spend optimization and shifts relating to our emerging brands, as well as reductions in agency and production fees. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 6.2% in 2018 due to incremental expenses from Amplify and Pirate Brands and higher expenses related to the multi-year implementation of our enterprise resource planning system, which more than offset reductions in our base spending from the Margin for Growth Program.

2017 compared with 2016
SM&A expenses decreased $5.8 million or 0.3% in 2017. Advertising and related consumer marketing expense remaining consistent with 2016 levels, as higher spending by the North America segment was offset by reduced spending by the International and Other segment. While 2017 SM&A benefited from costs savings and efficiency initiatives, lower business realignment costs, and lower acquisition integration costs, these savings were offset in part by higher costs related to acquisition due diligence activities and the implementation of our new enterprise resource planning system.
Long-Lived and Intangible Asset Impairment Charges
In 2018, we recorded impairment charges totaling $57.7 million to adjust the long-lived asset values within certain disposal groups, including the SGM and Tyrrells businesses, the Lotte Shanghai Foods Co., Ltd. joint venture and other assets. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized or to be realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices paid by third-party buyers or estimated sales prices based on marketing of the disposal group, when the sale has not yet been completed. The sales of SGM and Tyrrells were both completed in July 2018.
In 2017, in connection with the Margin for Growth Program and our initiative to optimize the manufacturing operations supporting our China business, we tested our China long-lived asset group for impairment. Our assessment indicated that the carrying value of the asset group was not recoverable, and as a result, the impairment loss was allocated to the asset group's long-lived assets. We recorded long-lived asset impairment charges totaling $106.0 million to write-down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote-down property, plant and equipment by $102.7 million.
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
Business Realignment Activities
We are currently pursuing several business realignment activities designed to increase our efficiency and focus our business behind key growth strategies. Costs recorded for business realignment activities during 2018, 2017 and 2016 are as follows:

For the years ended December 31,	2018	2017	2016
In millions of dollars
Margin for Growth Program:
Severance	$15.4	$32.6	$—
Accelerated depreciation	9.1	6.9	—
Other program costs	30.9	16.4	—
Operational Optimization Program:
Severance	—	13.8	17.9
Gain on sale of facilities	(6.6)	—	—
Accelerated depreciation	—	—	48.6
Other program costs	2.9	(0.3)	21.8
2015 Productivity Initiative:
Other program costs	—	—	5.6
Total	$51.8	$69.4	$93.9

Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 8 to the Consolidated Financial Statements.
Margin for Growth Program
In the first quarter 2017, the Company's Board of Directors ("Board") unanimously approved several initiatives under a single program designed to drive continued net sales, operating income and earnings per-share diluted growth over the next several years.  This program is focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375 million to $425 million, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over approximately the next nine months. To date, we have incurred pre-tax charges to execute the program totaling $336 million. This includes long-lived asset impairment charges of $209 million related to the operations supporting our China business as noted below, as well as the $16 million incremental impairment charge resulting from the sale of SGM (see Note 7). In addition to the impairment charges, we have incurred employee separation costs of $48 million and other business realignment costs of $63 million. We expect the remaining spending on this program to be minimal in 2019, bringing total estimated project costs to approximately $340 million to $355 million. The cash portion of the total program charges is estimated to be $97 million to $110 million. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
During 2018, we recognized total costs associated with the Margin for Growth Program of $55 million. These charges included employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. During 2017, we recognized total costs associated with the Margin for Growth Program of $56 million. The 2017 charges are consistent in nature to the 2018 activity.
The program included an initiative to optimize the manufacturing operations supporting our China business.  When the program was approved in 2017, we deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded impairment charges totaling $209 million, with $106 million representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $103 million representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded in the long-lived asset impairment charges caption within the Consolidated Statements of Operations.
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
During 2018, we incurred pre-tax costs totaling $3 million, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. In addition, we completed the sale of select China facilities in 2018 that had been taken out of service in connection with the Operational Optimization Program resulting in a gain of $7 million. During 2017 and 2016, we incurred pre-tax costs totaling $14 million and $88 million respectively, including non-cash asset-related incremental depreciation costs in 2016, employee related costs, costs to consolidate and relocate production, and third party costs incurred to execute these activities. This program was completed in 2018.

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
The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. The 2015 Productivity Initiative was completed during the third quarter 2016. Final costs incurred in 2016 relating to this program totaled $5,609.
Operating Profit and Operating Profit Margin
2018 compared with 2017
Operating profit increased 23.6% in 2018 compared with 2017 due primarily to higher gross profit, lower impairment charges and business realignment costs, and lower SM&A in the 2018 period. Operating profit margin increased to 20.8% in 2018 from 17.5% in 2017 driven by these same factors.
2017 compared with 2016
Operating profit increased 4.6% in 2017 compared with 2016 due primarily to higher gross profit and slightly lower SM&A expenses, as discussed previously. Operating profit margin increased to 17.5% in 2017 from 16.9% in 2016 driven by the improvement in gross margin.
Interest Expense, Net
2018 compared with 2017
Net interest expense was $40.6 million higher in 2018 than in 2017. The increase was due to higher levels of commercial paper issued to fund the Amplify acquisition and higher interest rates on our short-term debt, as well as incremental interest on $1.2 billion of notes issued in May 2018.
2017 compared with 2016
Net interest expense was $8.1 million higher in 2017 than in 2016. The increase was due to higher levels of long-term debt outstanding and higher interest rates on commercial paper during the 2017 period, as well as a decreased benefit from the fixed to floating swaps.
Other (Income) Expense, Net
2018 compared with 2017
Other (income) expense, net totaled expense of $74.8 million in 2018 versus expense of $104.4 million 2017. The decrease in the net expense was primarily due to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2018, as well as lower write-downs on equity investments qualifying for federal historic and energy tax credits.
2017 compared with 2016
Other (income) expense, net totaled expense of $104.4 million in 2017 versus expense of $65.6 million in 2016. In 2017 we recognized a $66.2 million write-down on equity investments qualifying for federal historic and energy tax credits, compared to a $43.5 million write down in 2016. In 2017, the non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans totaled $38.8 million compared to $49.4 million in 2016. Additionally, 2016 was offset by an extinguishment gain of $26.7 million related to the settlement of the SGM liability.

Income Taxes and Effective Tax Rate
2018 compared with 2017
Our effective income tax rate was 17.0% for 2018 compared with 31.9% for 2017. Relative to the 21% statutory rate, the 2018 effective tax rate was impacted by a favorable foreign rate differential and investment tax credits, which were partially offset by the impact of state taxes.  The 2017 effective rate, relative to the previous statutory rate of 35%, benefited from a favorable foreign rate differential, investment tax credits and the benefit of ASU 2016-09 for the accounting of employee share-based payments, which were partially offset by the impact of U.S. tax reform and non-benefited costs resulting from the Margin for Growth Program.
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
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
2018 compared with 2017
Net income increased $394.6 million, or 50.4%, while EPS-diluted increased $1.92, or 52.5%, in 2018 compared with 2017. The increase in both net income and EPS-diluted was driven primarily by 2018 higher gross profit, lower impairment charges and business realignment costs, lower SM&A, and lower income taxes, which were partly offset by higher interest expense, as noted above. Our 2018 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including both current year and prior year repurchases from the Milton Hershey School Trust (the "Trust"), as well as current year repurchases pursuant to our Board-approved repurchase programs.
2017 compared with 2016
Net income increased $62.9 million, or 8.7%, while EPS-diluted increased $0.32, or 9.6%, in 2017 compared with 2016. The increase in both net income and EPS-diluted were driven by higher gross profit, lower SM&A and lower income taxes, partly offset by the long-lived asset impairment charges and higher write-downs relating to tax credit investments, as noted above. Our 2017 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases, including a current year repurchase from the Trust and prior year repurchases pursuant to our Board-approved repurchase programs.
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

Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2018	2017	2016
In millions of dollars
Net Sales:
North America	$6,901.6	$6,621.2	$6,533.0
International and Other	889.5	894.3	907.2
Total	$7,791.1	$7,515.4	$7,440.2

Segment Income (Loss):
North America	$2,020.1	$2,044.2	$2,040.5
International and Other	73.8	11.5	(29.1)
Total segment income	2,093.9	2,055.7	2,011.4
Unallocated corporate expense (1)	486.8	499.2	488.3
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(168.3)	(35.3)	163.2
Long-lived and intangible asset impairment charges	57.8	208.7	4.2
Costs associated with business realignment activities	51.8	69.4	93.9
Acquisition-related costs	44.8	0.3	6.5
Gain on sale of licensing costs	(2.7)	—	—
Operating profit	1,623.7	1,313.4	1,255.3
Interest expense, net	138.8	98.3	90.2
Other (income) expense, net	74.8	104.4	65.6
Income before income taxes	$1,410.1	$1,110.7	$1,099.5

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.6%, 88.1% and 87.8% of our net sales in 2018, 2017 and 2016, respectively. North America results for the years ended December 31, 2018, 2017 and 2016 were as follows:

				Percent Change
For the years ended December 31,	2018	2017	2016	2018 vs 2017	2017 vs 2016
In millions of dollars
Net sales	$6,901.6	$6,621.2	$6,533.0	4.2%	1.3%
Segment income	2,020.1	2,044.2	2,040.5	(1.2)%	0.2%
Segment margin	29.3%	30.9%	31.2%
2018 compared with 2017
Net sales of our North America segment increased $280.4 million or 4.2% in 2018 compared to 2017, which includes a 4.6% benefit from the Amplify and Pirate Brands acquisitions. Excluding the Amplify and Pirate Brands acquisitions, our North America segment net sales decreased 0.4%. Net price realization declined 1.3% due to incremental trade promotional expense in support of 2018 programming, partially offset by volume increases of 0.9% due to innovation, specifically driven by Reese's Outrageous bars and Hershey's Gold.
Our North America segment income decreased $24.1 million or 1.2% in 2018 compared to 2017, primarily due to higher trade promotional expense, higher logistics costs, unfavorable sales mix and additional plant costs, as well as incremental SM&A expense, including amortization expense, from the Amplify and Pirate Brands acquisitions. These higher expenses more than offset reductions in advertising and related consumer marketing expense, which declined 11.2% versus the 2017 period, with the reduction driven by spend optimization and shifts relating to our emerging brands, as advertising and related consumer marketing on our core U.S. brands increased during the year.
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
Our North America segment income increased $3.7 million or 0.2% in 2017 compared to 2016, driven by higher gross profit, partially offset by investments in greater levels of advertising expense and go-to-market capabilities, as well as unfavorable manufacturing variances and higher freight and warehousing costs.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.4%, 11.9% and 12.2% of our net sales in 2018, 2017 and 2016, respectively. International and Other results for the years ended December 31, 2018, 2017 and 2016 were as follows:

				Percent Change
For the years ended December 31,	2018	2017	2016	2018 vs 2017	2017 vs 2016
In millions of dollars
Net sales	$889.5	$894.3	$907.2	(0.5)%	(1.4)%
Segment income (loss)	73.8	11.5	(29.1)	NM	NM
Segment margin	8.3%	1.3%	(3.2)%
2018 compared with 2017
Net sales of our International and Other segment decreased $4.8 million or 0.5% in 2018 compared to 2017, reflecting a 4.4% reduction in net sales from the divestiture of SGM and an unfavorable impact from foreign currency exchange rates of 1.8%, partially offset by volume increases of 4.7% and favorable price realization of 1.0%. Excluding the sale of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 5.7%.
The volume increase was primarily attributed to solid marketplace growth in India, Brazil and Mexico, where constant currency net sales increased by 26.3%, 8.4%, and 6.2%, respectively. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $73.8 million in 2018 compared to $11.5 million in 2017, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimize the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, Brazil, India and regional markets.
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
Unallocated corporate expense totaled $486.8 million in 2018 as compared to $499.2 million in 2017 primarily driven by savings from our productivity and cost savings initiatives, partially offset by spending on the multi-year implementation of our enterprise resource planning system. In 2017, unallocated corporate expense increased $10.9 million from $488.3 million in 2016. While we realized savings in 2017 from our productivity and cost savings initiatives, these savings were more than offset by higher costs related to the multi-year implementation of our enterprise resource planning system, as well as higher due diligence costs related to merger and acquisition activity.
FINANCIAL CONDITION
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity include cash flows generated from operating activities, capital expenditures, acquisitions, dividends, repurchases of outstanding shares, the adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. We generate substantial cash from operations and remain in a strong financial position, with sufficient liquidity available for capital reinvestment, strategic acquisitions and the payment of dividends.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

In millions of dollars	2018	2017	2016
Net cash provided by (used in):
Operating activities	$1,599.9	$1,249.5	$1,013.4
Investing activities	(1,502.9)	(328.6)	(595.4)
Financing activities	116.1	(843.8)	(464.4)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	6.1	(3.1)
Increase (decrease) in cash and cash equivalents	207.8	83.2	(49.5)
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
Cash provided by operating activities in 2018 increased $350.4 million relative to 2017. This increase was driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, goodwill, indefinite and long-lived asset charges, write-down of equity investments and other charges) contributed $257 million of additional cash flow in 2018 relative to 2017.

•
Incomes taxes generated cash of $76 million in 2018, compared to a use of cash of $71 million in 2017. This $147 million fluctuation was mainly due to the variance in actual tax expense for 2018 relative to the timing of quarterly estimated tax payments, which resulted in a higher taxes payable position at the end of 2018 compared to 2017.

•	The increase in cash provided by operating activities was partially offset by the following net cash outflows:

◦
Prepaid expenses and other current assets used cash of $40 million in 2018, compared to cash generated of $18 million in 2017. This $58 million fluctuation was mainly driven by the timing of payments on commodity futures. In addition, in 2018, the volume of commodity futures held, which require margin deposits, was higher compared to 2017. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

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

Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $42.1 million, $59.7 million and $72.8 million in 2018, 2017 and 2016, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $25.9 million, $56.4 million and $41.7 million in 2018, 2017 and 2016, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $1,502.9 million for investing activities in 2018 compared to $328.6 million in 2017, with the increase driven by two business acquisitions in 2018 compared to no business acquisition activity in 2017. We used cash of $595.4 million for investing activities in 2016, with the increases versus 2017 primarily driven by a business acquisition in 2016.

Primary investing activities include the following:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $328.6 million in 2018, $257.7 million in 2017 and $269.5 million in 2016. Our 2018 expenditures were higher compared to 2017 and 2016 as a result of increased U.S. core chocolate brand capacity expansion and investments in our enterprise resource planning system implementation. We expect 2019 capital expenditures, including capitalized software, to approximate $330 million to $350 million.

•
Proceeds from sales of property, plant and equipment and other long-lived assets. During 2018, we generated $49.8 million of proceeds from the sale of property, plant and equipment and other long-lived assets. This included sales of select China facilities that were taken out of operation in connection with the Operational Optimization Program. Proceeds from the sale of these facilities totaled $27.5 million, resulting in a gain of $6.6 million. Additionally, we sold licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for $13.0 million, resulting in a gain of $2.7 million.

•
Proceeds from the sales of businesses. In July 2018, we sold the Tyrrells and SGM businesses. Collectively, the proceeds from the sales of these businesses, net of cash divested, totaled approximately $167.0 million. We had no divestiture activity in the comparable 2017 or 2016 periods.

•
Business acquisitions. In 2018, we spent $915 million to acquire Amplify and $423 million to acquire Pirate Brands. We had no acquisition activity in 2017. In 2016, we spent $285.4 million to acquire Ripple Brand Collective, LLC.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $52.6 million in 2018, $78.6 million in 2017 and $44.3 million in 2016 in projects qualifying for tax credits.

Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2018 increased cash by $116.1 million, compared to cash used of $843.8 million in 2017. We used cash of $464.4 million for financing activities in 2016, primarily to fund dividend payments and share repurchases, partially offset by incremental borrowings.
The majority of our financing activity was attributed to the following:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2018, we generated cash flow of $645.8 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign bank borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repay Amplify's outstanding debt owed under its existing credit agreement. A portion of the commercial paper borrowings used to fund the Amplify acquisition were subsequently refinanced with the proceeds of new notes issued during the second quarter of 2018, as discussed below. In 2017, we used $81.4 million to reduce commercial paper borrowings and short-term foreign borrowings. In 2016, we generated cash flow of $275.6 million through short-term commercial paper borrowings, partially offset by payments in short-term foreign borrowings.

•
Long-term debt borrowings and repayments.  In 2018, we issued $350 million of 2.90% Notes due in 2020, $350 million of 3.10% Notes due in 2021 and $500 million of 3.375% Notes due in 2023. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193.8 million. In 2018, we repaid $300 million of 1.60% Notes due in 2018 upon their maturity. Additionally, in 2018, we repaid a portion of the commercial paper borrowings that had been used to fund the Amplify acquisition. In 2017, we had minimal incremental long-term borrowings and no repayment activity. In 2016, we used $500 million to repay long-term debt. Additionally, in 2016, we issued $500 million of 2.30% Notes due in 2026 and $300 million of 3.375% Notes due in 2046.

•
Tax receivable obligation.  In connection with the Amplify acquisition, the Company agreed to make payments to the counterparty of a tax receivable agreement. In 2018, we paid $72.0 million to settle the tax receivable obligation.

•
Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. We used cash for total share repurchases of $247.5 million in 2018, which included a privately negotiated repurchase transaction with Hershey Trust Company, as trustee for the Trust, to purchase 450 thousand shares for $47.8 million. We used cash for total share repurchases of $300.3 million in 2017, which included a privately negotiated repurchase transaction with Hershey Trust Company, as trustee for the Trust, to purchase 1.5 million shares for $159.0 million. We used cash for total share repurchases of $592.6 million in 2016, which included purchases pursuant to authorized programs of $420.2 million to purchase 4.6 million shares. As of December 31, 2018, approximately $60 million remained available under the $100 million share repurchase authorization approved by the Board in October 2017. In July 2018, our Board approved an additional $500 million share repurchase authorization, which is to commence after the existing 2017 authorization is completed and is to be utilized at management's discretion.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $562.5 million in 2018, $526.3 million in 2017 and $499.5 million in 2016. Dividends per share of Common Stock increased 8.2% to $2.756 per share in 2018 compared to $2.548 per share in 2017, while dividends per share of Class B Common Stock increased 8.1% in 2018.

•
Proceeds from the exercise of stock options, including tax benefits. We received $63.3 million from employee exercises of stock options, net of employee taxes withheld from share-based awards in 2018 and 2017, respectively, and $94.8 million in 2016. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

•	Other. In February 2016, we used $35.8 million to purchase the remaining 20% of the outstanding shares of SGM.
Liquidity and Capital Resources
At December 31, 2018, our cash and cash equivalents totaled $588.0 million. At December 31, 2017, our cash and cash equivalents totaled $380.2 million. Our cash and cash equivalents at the end of 2018 increased $207.8 million compared to the 2017 year-end balance as a result of the sources of net cash outlined in the previous discussion.
Approximately 75% of the balance of our cash and cash equivalents at December 31, 2018 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest funds earned outside of the United States to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total debt was $4.5 billion at December 31, 2018 and $2.9 billion at December 31, 2017. Our total debt increased in 2018 mainly due to the additional Notes issued mid-year, which were used to repay a portion of the commercial paper borrowings that had been used to fund the Amplify acquisition and repay Amplify's outstanding debt owed under its existing credit agreement.
As a source of short-term financing, we maintain a $1.4 billion unsecured revolving credit facility. As of December 31, 2018, the termination date of this agreement is November 2020. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2018, we had $315 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2018.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2018, we had available capacity of $273 million under these lines of credit.
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
Hershey Trust Company, as trustee for the trust established by Milton S. and Catherine S. Hershey that has as its sole beneficiary Milton Hershey School, maintains voting control over The Hershey Company. In addition, three representatives of Hershey Trust Company currently serve as members of the Company's Board. In performing their responsibilities on the Company’s Board, these representatives may from time to time exercise influence with regard to the ongoing business decisions of our Board or management. Hershey Trust Company, as trustee for the Trust, in its role as controlling stockholder of the Company, has indicated it intends to retain its controlling interest in The Hershey Company. The Company's Board, and not the Hershey Trust Company board, is solely responsible and accountable for the Company’s management and performance.
Pennsylvania law requires that the Office of Attorney General be provided advance notice of any transaction that would result in Hershey Trust Company, as trustee for the Trust, no longer having voting control of the Company. The law provides specific statutory authority for the Attorney General to intercede and petition the court having jurisdiction over Hershey Trust Company, as trustee for the Trust, to stop such a transaction if the Attorney General can prove that the transaction is unnecessary for the future economic viability of the Company and is inconsistent with investment and management considerations under fiduciary obligations. This legislation makes it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby may delay or prevent a change in control of the Company.
Guarantees and Other Off-Balance Sheet Arrangements
We do not have guarantees or other off-balance sheet financing arrangements, including variable interest entities, that we believe could have a material impact on our financial condition or liquidity.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2018:

	Payments due by Period
	In millions of dollars
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes (excluding capital leases obligations)	$3,178.3	$—	$1,134.7	$750.0	$1,293.6
Interest expense (1)	763.5	114.9	180.8	125.5	342.3
Operating lease obligations (2)	293.4	38.0	40.9	28.9	185.6
Capital lease obligations (3)	194.8	7.0	9.2	8.9	169.7
Minimum pension plan funding obligations (4)	8.8	1.4	2.9	3.0	1.5
Unconditional purchase obligations (5)	2,375.0	1,495.9	878.4	0.7	—
Total obligations	$6,813.8	$1,657.2	$2,246.9	$917.0	$1,992.7
(1) Includes the net interest payments on fixed rate debt associated with long-term notes.
(2) Includes the minimum rental commitments under non-cancelable operating leases primarily for offices, retail stores, warehouses and distribution facilities.
(3) Includes the minimum rental commitments (including interest expense) under non-cancelable capital leases primarily for offices and warehouse facilities, as well as vehicles.
(4) Represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. For more information, see Note 10 to the Consolidated Financial Statements.
(5) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2018. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2018, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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
Income Tax Obligations
Liabilities for unrecognized income tax benefits are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a settlement of these potential liabilities. See Note 9 to the Consolidated Financial Statements for more information.

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2018, 2017, and 2016, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $171.4 million and $173.7 million at December 31, 2018 and 2017, respectively.
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
For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. Our related accounting policies, accounting balances and plan assumptions are discussed in Note 10 to the Consolidated Financial Statements.

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:

•
Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2019, we increased the expected return on plan assets assumption to 6.0% from the 5.8% assumption used during 2018. The historical average return (compounded annually) over the 20 years prior to December 31, 2018 was approximately 6.0%.

As of December 31, 2018, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $348 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $10 million.

•
Discount rate. Prior to December 31, 2017, the service and interest cost components of net periodic benefit cost were determined utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2018, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change does not affect the measurement of our pension and other post-retirement benefit liabilities but generally results in lower benefit expense in periods when the yield curve is upward sloping, which was the case in 2018. We accounted for this change as a change in accounting estimate and, accordingly, accounted for it on a prospective basis starting in 2018.

A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $5 million and the December 31, 2018 pension liability would increase by approximately $87 million or decrease by approximately $75 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $30 million in 2019. Pension expense beyond 2019 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations and the healthcare cost trend rate:

•
Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans' consolidated expense and the December 31, 2018 benefit liability would increase by approximately $22 million or decrease by approximately $19 million, respectively.

•
Healthcare cost trend rate. The healthcare cost trend rate is based on a combination of inputs including our recent claims history and insights from external advisers regarding recent developments in the healthcare marketplace, as well as projections of future trends in the marketplace. See Note 10 to the Consolidated Financial Statements for disclosure of the effects of a one percentage point change in the healthcare cost trend rate.

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
At December 31, 2018, the net book value of our goodwill totaled $1,801.1 million and related to four reporting units. Based on our most recent quantitative testing, all of our reporting units had a percentage of excess fair value over carrying value of 100% or more. Therefore, as it relates to our 2018 annual testing performed at the beginning of the fourth quarter, we tested all four reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary. There were no other events or circumstances that would indicate that impairment may exist.
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
Interest Rate Risk
The total notional amount of interest rate swaps outstanding at December 31, 2018 and 2017 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at December 31, 2018 and 2017. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of December 31, 2018 would have increased interest expense by approximately $3.5 million for the full year 2018 and 2017, respectively.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2018 and December 31, 2017 by approximately $121 million and $134 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2018		2017
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$33.4	Euros British pound	$19.5	Euros
Foreign currency forward exchange contracts to sell foreign currencies	$51.8	Canadian dollars Brazilian reals Japanese yen	$158.2	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2018 and 2017, the net fair value of these instruments was an asset of $2.5 million and a liability of $1.0 million, respectively. Assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $4.5 million and $19.7 million, respectively.

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
During 2018, average cocoa futures contract prices increased compared with 2017 and traded in a range between $0.88 and $1.23 per pound, based on the Intercontinental Exchange futures contract. Cocoa production was higher during the 2017 to 2018 crop year and slightly outpaced the increase in global demand, which led to a small rebuild in global cocoa stocks over the past year. At the beginning of the year, cocoa prices rallied sharply before declining in the second half due to increased supply relative to demand. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2018	2017	2016	2015	2014
Annual Average	$1.06	$0.91	$1.29	$1.40	$1.36
High	1.23	0.99	1.38	1.53	1.45
Low	0.88	0.87	1.03	1.28	1.25
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
During 2018, prices for fluid dairy milk ranged from a low of $0.13 per pound to a high of $0.15 per pound, on a Class IV milk basis. Fluid dairy milk prices were lower than 2017, driven by higher U.S. inventories.

The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the United States are currently higher than prices on the world sugar market. United States delivered east coast refined sugar prices traded in a range from $0.38 to $0.40 per pound during 2018.
Peanut prices in the United States ranged from a from a low of $0.45 per pound to a high of $0.50 per pound. Lower planted acreage and unfavorable weather conditions during harvest in the key U.S. peanut growing regions resulted in an estimated 26% smaller crop versus the 2017 crop. Almond prices began the year at $2.89 per pound and closed the year at $2.98 per pound, driven by record shipments and lower than expected yields for the 2018 crop.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $693.5 million as of December 31, 2018 and $405.3 million as of December 31, 2017. At the end of 2018, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2018 by $71.6 million, generally offset by a reduction in the cost of the underlying commodity purchases.

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
The 2018 and 2017 financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm. The 2016 financial statements have been audited by KPMG LLP, an independent registered public accounting firm. Ernst & Young LLP's reports on our financial statements and internal controls over financial reporting as of December 31, 2018 are included herein.
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

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the years ended December 31, 2018 and 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018 and 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.
Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company‘s auditor since 2016.

Philadelphia, Pennsylvania
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on Internal Control over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Amplify Snack Brands, Inc. or Pirate Brands (collectively, “the Acquired Companies”) which are included in the 2018 consolidated financial statements of the Company and constituted 28.2% of total assets as of December 31, 2018 and 4.0% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the years ended December 31, 2018 and 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 22, 2019 expressed an unqualified opinion thereon.
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
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
The Hershey Company:

We have audited the accompanying consolidated statements of income, comprehensive income, cash flows and stockholders’ equity of The Hershey Company and subsidiaries (the “Company”) for the year ended December 31, 2016. In connection with our audit of the consolidated financial statements, we also have audited the related consolidated financial statement schedule for the year ended December 31, 2016. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of The Hershey Company and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 21, 2017, except for the classification adjustments to the Consolidated Statements of Cash Flows related to the adoption of Accounting Standards Update 2016-09, Compensation --Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, described in Note 1, as to which the date is February 27, 2018 and the classification adjustments related to the adoption of Accounting Standards Update 2017-07, Compensation-Retirement Benefits (Topic 715), described in Note 1, as to which the date is May 25, 2018.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2018	2017	2016
Net sales	$7,791,069	$7,515,426	$7,440,181
Cost of sales	4,215,744	4,060,050	4,270,642
Gross profit	3,575,325	3,455,376	3,169,539
Selling, marketing and administrative expense	1,874,829	1,885,492	1,891,305
Long-lived and intangible asset impairment charges	57,729	208,712	4,204
Business realignment costs	19,103	47,763	18,857
Operating profit	1,623,664	1,313,409	1,255,173
Interest expense, net	138,837	98,282	90,143
Other (income) expense, net	74,766	104,459	65,549
Income before income taxes	1,410,061	1,110,668	1,099,481
Provision for income taxes	239,010	354,131	379,437
Net income including noncontrolling interest	1,171,051	756,537	720,044
Less: Net loss attributable to noncontrolling interest	(6,511)	(26,444)	—
Net income attributable to The Hershey Company	$1,177,562	$782,981	$720,044

Net income per share—basic:
Common stock	$5.76	$3.79	$3.45
Class B common stock	$5.24	$3.44	$3.15

Net income per share—diluted:
Common stock	$5.58	$3.66	$3.34
Class B common stock	$5.22	$3.44	$3.14

Dividends paid per share:
Common stock	$2.756	$2.548	$2.402
Class B common stock	$2.504	$2.316	$2.184
See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2018			2017			2016
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$1,171,051			$756,537			$720,044
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(31,143)	$—	(31,143)	$19,616	$—	19,616	$(13,041)	$—	(13,041)
Reclassification to earnings due to the sale of businesses	25,131	—	25,131	—	—	—	—	—	—
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	(39,724)	10,120	(29,604)	28,718	(10,883)	17,835	20,304	(7,776)	12,528
Reclassification of tax effects relating to U.S. tax reform	—	(36,535)	(36,535)	—	—	—	—	—	—
Reclassification to earnings	40,421	(9,986)	30,435	46,305	(26,497)	19,808	56,604	(21,653)	34,951
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	5,822	(86)	5,736	(4,931)	73	(4,858)	(52,708)	18,701	(34,007)
Reclassification of tax effects relating to U.S. tax reform	—	(11,121)	(11,121)	—	—	—	—	—	—
Reclassification to earnings	5,573	(2,677)	2,896	14,434	(3,853)	10,581	(16,482)	7,524	(8,958)
Total other comprehensive income (loss), net of tax	$6,080	$(50,285)	(44,205)	$104,142	$(41,160)	62,982	$(5,323)	$(3,204)	(8,527)
Total comprehensive income including noncontrolling interest			$1,126,846			$819,519			$711,517
Comprehensive loss attributable to noncontrolling interest			(7,682)			(25,604)			(3,664)
Comprehensive income attributable to The Hershey Company			$1,134,528			$845,123			$715,181

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$587,998	$380,179
Accounts receivable—trade, net	594,145	588,262
Inventories	784,879	752,836
Prepaid expenses and other	272,159	280,633
Total current assets	2,239,181	2,001,910
Property, plant and equipment, net	2,130,294	2,106,697
Goodwill	1,801,103	821,061
Other intangibles	1,278,292	369,156
Other assets	252,984	251,879
Deferred income taxes	1,166	3,023
Total assets	$7,703,020	$5,553,726
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$502,314	$523,229
Accrued liabilities	679,163	676,134
Accrued income taxes	33,773	17,723
Short-term debt	1,197,929	559,359
Current portion of long-term debt	5,387	300,098
Total current liabilities	2,418,566	2,076,543
Long-term debt	3,254,280	2,061,023
Other long-term liabilities	446,048	438,939
Deferred income taxes	176,860	45,656
Total liabilities	6,295,754	4,622,161

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2018 and 2017	—	—
Common stock, shares issued: 299,287,967 in 2018 and 299,281,967 in 2017	299,287	299,281
Class B common stock, shares issued: 60,613,777 in 2018 and 60,619,777 in 2017	60,614	60,620
Additional paid-in capital	982,205	924,978
Retained earnings	7,032,020	6,371,082
Treasury—common stock shares, at cost: 150,172,840 in 2018 and 149,040,927 in 2017	(6,618,625)	(6,426,877)
Accumulated other comprehensive loss	(356,780)	(313,746)
Total—The Hershey Company stockholders’ equity	1,398,721	915,338
Noncontrolling interest in subsidiary	8,545	16,227
Total stockholders’ equity	1,407,266	931,565
Total liabilities and stockholders’ equity	$7,703,020	$5,553,726

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2018	2017	2016
Operating Activities
Net income including noncontrolling interest	$1,171,051	$756,537	$720,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295,144	261,853	301,837
Stock-based compensation expense	49,286	51,061	54,785
Deferred income taxes	36,255	18,582	(38,097)
Impairment of long-lived and intangible assets (see Notes 3 and 7)	57,729	208,712	4,204
Write-down of equity investments	50,329	66,209	43,482
Gain on settlement of SGM liability (see Note 2)	—	—	(26,650)
Other	37,278	77,291	51,375
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	8,585	(6,881)	21,096
Inventories	(12,746)	(71,404)	13,965
Prepaid expenses and other current assets	(39,899)	18,214	(42,955)
Accounts payable and accrued liabilities	(100,252)	(52,960)	(63,467)
Accrued income taxes	75,568	(71,027)	(937)
Contributions to pension and other benefit plans	(25,864)	(56,433)	(41,697)
Other assets and liabilities	(2,471)	49,761	16,443
Net cash provided by operating activities	1,599,993	1,249,515	1,013,428
Investing Activities
Capital additions (including software)	(328,601)	(257,675)	(269,476)
Proceeds from sales of property, plant and equipment and other long-lived assets	49,759	7,609	3,651
Proceeds from sales of businesses, net of cash and cash equivalents divested	167,048	—	—
Equity investments in tax credit qualifying partnerships	(52,641)	(78,598)	(44,255)
Business acquisitions, net of cash and cash equivalents acquired	(1,338,459)	—	(285,374)
Net cash used in investing activities	(1,502,894)	(328,664)	(595,454)
Financing Activities
Net increase (decrease) in short-term debt	645,805	(81,426)	275,607
Long-term borrowings	1,199,845	954	792,953
Repayment of long-term debt	(910,844)	—	(500,000)
Repayment of tax receivable obligation	(72,000)	—	—
Payment of SGM liability (see Note 2)	—	—	(35,762)
Cash dividends paid	(562,521)	(526,272)	(499,475)
Repurchase of common stock	(247,500)	(300,312)	(592,550)
Exercise of stock options	63,323	63,288	94,831
Net cash provided by (used in) financing activities	116,108	(843,768)	(464,396)
Effect of exchange rate changes on cash and cash equivalents	(5,388)	6,129	(3,140)
Increase (decrease) in cash and cash equivalents	207,819	83,212	(49,562)
Cash and cash equivalents, beginning of period	380,179	296,967	346,529
Cash and cash equivalents, end of period	$587,998	$380,179	$296,967
Supplemental Disclosure
Interest paid	$132,486	$101,874	$90,951
Income taxes paid	118,842	351,832	425,539

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2016	$—	$299,281	$60,620	$783,877	$5,897,603	$(5,672,359)	$(371,025)	$49,465	$1,047,462
Net income					720,044				720,044
Other comprehensive loss							(4,863)	(3,664)	(8,527)
Dividends (including dividend equivalents):
Common Stock, $2.402 per share					(369,292)				(369,292)
Class B Common Stock, $2.184 per share					(132,394)				(132,394)
Stock-based compensation				54,429					54,429
Exercise of stock options and incentive-based transactions				31,551		80,934			112,485
Repurchase of common stock						(592,550)			(592,550)
Loss of noncontrolling interests								(3,970)	(3,970)
Balance, December 31, 2016	—	299,281	60,620	869,857	6,115,961	(6,183,975)	(375,888)	41,831	827,687
Net income (loss)					782,981			(26,444)	756,537
Other comprehensive income							62,142	840	62,982
Dividends (including dividend equivalents):
Common Stock, $2.548 per share					(387,466)				(387,466)
Class B Common Stock, $2.316 per share					(140,394)				(140,394)
Stock-based compensation				49,243					49,243
Exercise of stock options and incentive-based transactions				5,878		57,410			63,288
Repurchase of common stock						(300,312)			(300,312)
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income (loss)					1,177,562			(6,511)	1,171,051
Other comprehensive income (loss)							4,622	(1,171)	3,451
Dividends (including dividend equivalents):
Common Stock, $2.756 per share					(412,491)				(412,491)
Class B Common Stock, $2.504 per share					(151,789)				(151,789)
Conversion of Class B Common Stock into Common Stock		6	(6)						—
Stock-based compensation				49,656					49,656
Exercise of stock options and incentive-based transactions				7,571		55,752			63,323
Repurchase of common stock						(247,500)			(247,500)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, December 31, 2018	$—	$299,287	$60,614	$982,205	$7,032,020	$(6,618,625)	$(356,780)	$8,545	$1,407,266

See Notes to Consolidated Financial Statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest, (the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great-tasting snacks. The Company has more than 80 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 90 countries worldwide. Hershey's structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. The Company currently operates through two reportable segments that are aligned with its management structure and the key markets it serves: North America and International and Other. For additional information on our segment presentation, see Note 12.
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. Net income (loss) attributable to noncontrolling interests in 2016 was not considered significant and was recorded within selling, marketing and administrative expense in the Consolidated Statements of Income. See Note 13 for additional information on our noncontrolling interest. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. In addition, we use the equity method of accounting for our investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. See Note 9 for additional information on our equity investments in partnership entities qualifying for tax credits.
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
Revenue Recognition
The majority of our revenue contracts represent a single performance obligation related to the fulfillment of customer orders for the purchase of our products, including chocolate, sweets, mints and other grocery and snack offerings. Net sales reflect the transaction prices for these contracts based on our selling list price which is then reduced by estimated costs for trade promotional programs, consumer incentives, and allowances and discounts associated with aged or potentially unsaleable products. We recognize revenue at the point in time that control of the ordered product(s) is transferred to the customer, which is typically upon delivery to the customer or other customer-designated delivery point. Amounts billed and due from our customers are classified as accounts receivables on the balance sheet and require payment on a short-term basis.
Our trade promotional programs and consumer incentives are used to promote our products and include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The estimated costs

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2018, 2017 and 2016, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $171,449 and $173,669 at December 31, 2018 and 2017, respectively.
We also recognize a minor amount of royalty income (less than 1% of our consolidated net sales) from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Shipping and handling costs incurred to deliver product to the customer are recorded within cost of sales. Sales, value add, and other taxes we collect concurrent with revenue producing activities are excluded from revenue.
The majority of our products are confectionery or confectionery-based and, therefore, exhibit similar economic characteristics, as they are based on similar ingredients and are marketed and sold through the same channels to the same customers. In connection with our recent acquisitions, we have expanded our portfolio of snacking products, which also exhibit similar economic characteristics to our confectionery products and are sold through the same channels to the same customers. See Note 12 for revenues reported by geographic segment, which is consistent with how we organize and manage our operations, as well as product line net sales information.
In 2018, 2017 and 2016, approximately 28%, 29% and 25%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $38,521 in 2018, $45,850 in 2017 and $47,268 in 2016. Advertising expense is also charged to expense as incurred and totaled $479,908 in 2018, $541,293 in 2017 and $521,479 in 2016. Prepaid advertising expense was $594 and $56 as of December 31, 2018 and 2017, respectively.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentrations of credit risk are associated with McLane Company, Inc. and Target Corporation, two customers served principally by our North America segment. As of December 31, 2018, McLane Company, Inc. accounted for approximately 26% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $24,610 and $41,792 at December 31, 2018 and 2017, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2018, approximately 60% of our inventories, representing the majority of our U.S. inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses were valued at the lower of first-in, first-out (“FIFO”) cost or net realizable value. LIFO cost of inventories valued using the LIFO method was $466,911 as of December 31, 2018 and $443,492 as of December 31, 2017. The adjustment to LIFO, as shown in Note 17, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2018, 2017 or 2016.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2018 and December 31, 2017, property, plant and equipment included assets under capital lease arrangements with net book values totaling $110,249 and $116,843, respectively. Total depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $231,012, $211,592 and $231,735, respectively, and included depreciation on assets recorded under capital lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $126,379 and $104,881 at December 31, 2018 and 2017, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $316,710 and $296,042 as of

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

December 31, 2018 and 2017, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 27 years, which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an impairment assessment and may adjust the remaining useful lives.
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
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within AOCI to retained earnings. We adopted the provisions of this ASU in the first quarter of 2018. We elected to reclassify the income tax effects of U.S. tax reform from items in AOCI as of January 1, 2018 so that the tax effects of items within AOCI are reflected at the appropriate tax rate. The impact of the reclassification resulted in a $47,656 decrease to AOCI and a corresponding increase to retained earnings.
In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715). This ASU requires an employer to report the service cost component of net benefit cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if presented, or disclosed separately. In addition, only the service cost component may be eligible for capitalization where applicable. The amendments should be applied on a retrospective basis. We adopted the provisions of this ASU in the first quarter of 2018, with retrospective adjustment to the comparative periods determined using the previously disclosed service cost and other costs from our prior year pension and other post-retirement benefit plan footnote. As a result, the following amounts were reclassified for the the years ended December 31, 2017 and 2016 to correspond to the current year presentation:

	2017	2016
Reclassified from:
Cost of sales	$10,857	$11,648
Selling, marketing and administrative expense	27,911	24,073
Business realignment costs	—	13,669
Reclassified to Other (income) expense, net	$38,768	$49,390

The adoption of this ASU had no impact on our consolidated balance sheets or statements of cash flows.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606), which replaces numerous requirements in U.S. GAAP, including industry-specific requirements, and provides companies with a single revenue recognition model for recognizing revenue from contracts with customers. On January 1, 2018, we adopted the requirements of ASC Topic 606 and the amendments related thereto and applied the new requirements to all of our contracts using the modified retrospective method. Upon completing our implementation assessment of ASC Topic 606, we concluded that no adjustment was required to the opening balance of retained earnings at the date of initial application. The comparative information was not restated and continues to be reported under the accounting standards in effect for those periods. Additional disclosures required by ASC Topic 606 are presented within the aforementioned Revenue Recognition policy disclosure.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted the provisions of this ASU in the first quarter of 2017. This update principally affects the recognition of excess tax benefits and deficiencies and the cash flow classification of share-based compensation-related transactions. These classification requirements were adopted retrospectively to the Consolidated Statement of Cash Flows. As a result, for the year ended December 31, 2017, the impact resulted in a $24,901 increase in net cash flow from operating activities and a corresponding $24,901 decrease in net cash flow from financing activities. For the year ended December 31, 2016, the impact resulted in a $29,953 increase in net cash flow from operating activities and a corresponding $29,953 decrease in net cash flow from financing activities.
Recently Issued Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets.  Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease.  The Company adopted the standard as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date.
We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.  In addition, we elected to combine the lease and non-lease components for the asset categories comprising the majority of our leases and are making an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.
We have implemented new controls and processes, as well as new software functionality, to enable the preparation of financial information as necessitated by the new standard.  We estimate that adoption of the standard will result in recognition of operating lease ROU assets and lease liabilities of approximately $230,000 and $220,000, respectively, with the difference largely due to prepaid and deferred rent that will be reclassified to the ROU asset value. In addition, we expect to derecognize a build-to-suit arrangement in accordance with the transition requirements, which will result in an adjustment to retained earnings of approximately $7,000. We do not expect adoption of the standard to materially affect our consolidated net income or cash flows.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. The amendment should be applied using the modified retrospective transition method. ASU 2017-12 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. We intend to adopt the provisions of this ASU in the first quarter of 2019. We believe the adoption of the new standard will not have a material impact on our consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. ASU 2018-07 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted but no earlier than an entity’s adoption date of ASC Topic 606. The new guidance is required to be applied retrospectively with the cumulative effect recognized at the date of initial application. We will adopt the provisions of this ASU in the first quarter of 2019. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We are currently evaluating the effect that ASU 2018-14 will have on our consolidated financial statements and related disclosures.
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
In conjunction with acquisitions noted below, we used various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Under these valuation approaches, we are required to make estimates and assumptions about sales, operating margins, growth rates, royalty rates and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

2018 Activity
Pirate Brands
On October 17, 2018, we completed the acquisition of Pirate Brands, which includes the Pirate's Booty, Smart Puffs and Original Tings brands, from B&G Foods, Inc. Pirate Brands offers baked, trans fat free and gluten free snacks and is available in a wide range of food distribution channels in the United States. Pirate Brands is expected to generate annualized net sales of approximately $90,000 in 2019. The purchase consideration for Pirate Brands totaled $423,002 and consisted of short-term borrowings and cash on hand. Acquisition-related costs for the Pirate Brands acquisition were immaterial.

The acquisition has been accounted for as a purchase and, accordingly, Pirate Brands' results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Inventories	$4,663
Plant, property and equipment, net	48
Goodwill	129,991
Other intangible assets	289,300
Accrued liabilities	(1,000)
Net assets acquired	$423,002

The purchase price allocation presented above has been finalized as of the end of the fourth quarter of 2018.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of leveraging the Company's resources to expand the distribution locations and customer base for the Pirate Brands' products.

Other intangible assets includes trademarks valued at $272,000 and customer relationships valued at $17,300. Trademarks were assigned estimated useful lives of 45 years and customer relationships were assigned estimated useful lives ranging from 16 to 18 years.

Amplify Snack Brands, Inc.

On January 31, 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. (“Amplify”), previously a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega and Paqui. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. Total consideration of $968,781 included payment of $12.00 per share for Amplify's outstanding common stock (for a total of $907,766), as well as payment of Amplify's transaction related expenses, including accelerated equity compensation, consultant fees and other deal costs. The business enables us to capture more consumer snacking occasions by contributing a new portfolio of brands.

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

In connection with the acquisition, the Company agreed to pay in full all outstanding debt owed by Amplify under its existing credit agreement as of January 31, 2018, as well as the amount due under Amplify's existing tax receivable obligation. The Company funded the acquisition and repayment of the acquired debt utilizing proceeds from the issuance of commercial paper.

During 2018, we recorded measurement period adjustments totaling $27,001, the majority of which related to an increase in the final valuation of the assumed tax receivable obligation. The purchase price allocation has been finalized as of the end of the fourth quarter of 2018.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets) and is not expected to be deductible for tax purposes. The goodwill that resulted from the acquisition is attributable primarily to cost-reduction synergies as Amplify leverages Hershey's resources, expertise and capability-building.

Other intangible assets includes trademarks valued at $648,000 and customer relationships valued at $34,000. Trademarks were assigned estimated useful lives ranging from 28 to 38 years and customer relationships were assigned estimated useful lives ranging from 14 to 18 years.

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
In July 2018, we sold the SGM business. Refer to Note 6 and Note 7 for further discussion regarding the divestiture of SGM.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2018 and 2017 are as follows:

	North America	International and Other	Total
Goodwill	$797,163	$377,529	$1,174,692
Accumulated impairment loss	(4,973)	(357,375)	(362,348)
Balance at January 1, 2017	792,190	20,154	812,344
Foreign currency translation	7,739	978	8,717
Balance at December 31, 2017	799,929	21,132	821,061
Acquired during the period (see Note 2)	1,069,379	—	1,069,379
Purchase price allocation adjustments (see Note 2)	27,001	—	27,001
Divested during the period (see Note 7)	(98,379)	—	(98,379)
Foreign currency translation	(15,085)	(2,874)	(17,959)
Balance at December 31, 2018	$1,782,845	$18,258	$1,801,103

We had no goodwill impairment charges in 2018, 2017 or 2016.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,173,770	$(60,995)	$277,473	$(37,510)
Customer-related	163,860	(33,516)	128,182	(34,659)
Patents	16,306	(15,772)	17,009	(15,975)
Total	1,353,936	(110,283)	422,664	(88,144)

Intangible assets not subject to amortization:
Trademarks	34,639		34,636
Total other intangible assets	$1,278,292		$369,156

As discussed in Note 8, in February 2017, we commenced the Margin for Growth Program which included an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded an impairment charge totaling $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition.

In connection with our annual impairment testing of indefinite lived intangible assets for 2016, we recognized a trademark impairment charge of $4,204, primarily resulting from plans to discontinue a brand sold in India.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Total amortization expense for the years ended December 31, 2018, 2017 and 2016 was $38,555, $23,376 and $26,687, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2019	2020	2021	2022	2023
Amortization expense	$44,565	$43,986	$43,971	$43,971	$43,971

4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.4 billion unsecured revolving credit facility, which currently expires in November 2020.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2018, we are in compliance with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $386,590 at December 31, 2018 and $440,148 at December 31, 2017. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $113,189 at December 31, 2018 and $110,684 at December 31, 2017. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At December 31, 2018, we had outstanding commercial paper totaling $1,084,740, at a weighted average interest rate of 2.4%. At December 31, 2017, we had outstanding commercial paper totaling $448,675, at a weighted average interest rate of 1.4%.
The maximum amount of short-term borrowings outstanding during 2018 and 2017 was $2,246,485 and $815,588, respectively. The weighted-average interest rate on short-term borrowings outstanding was 2.5% as of December 31, 2018 and 1.7% as of December 31, 2017.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

December 31,	2018	2017
1.60% Notes due 2018 (1)	$—	$300,000
2.90% Notes due 2020 (2)	350,000	—
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021 (2)	350,000	—
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023 (2)	500,000	—
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026 (3)	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046 (3)	300,000	300,000
Capital lease obligations	101,980	99,194
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(20,667)	(16,427)
Total long-term debt	3,259,667	2,361,121
Less—current portion	5,387	300,098
Long-term portion	$3,254,280	$2,061,023

(1)	In August 2018, we repaid $300,000 of 1.60% Notes due in 2018 upon their maturity.

(2)
In May 2018, we issued $350,000 of 2.90% Notes due in 2020, $350,000 of 3.10% Notes due in 2021 and $500,000 of 3.375% Notes due in 2023 (the "2018 Notes"). Proceeds from the issuance of the 2018 Notes, net of discounts and issuance costs, totaled $1,193,830. The 2018 Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.

(3)
In August 2016, we issued $500,000 of 2.30% Notes due in 2026 and $300,000 of 3.375% Notes due in 2046 (the "2016 Notes"). Proceeds from the issuance of the 2016 Notes, net of discounts and issuance costs, totaled $792,953. The 2016 Notes were issued under a shelf registration statement on Form S-3 filed in June 2015 that registered an indeterminate amount of debt securities.

Additionally, in September 2016, we repaid $250,000 of 5.45% Notes due in 2016 upon their maturity. In November 2016, we repaid $250,000 of 1.50% Notes due in 2016 upon their maturity
Aggregate annual maturities of our long-term Notes (excluding capital lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2019	$—
2020	700,000
2021	434,715
2022	—
2023	750,000
Thereafter	1,293,639

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2018	2017	2016
Interest expense	$151,950	$104,232	$97,851
Capitalized interest	(5,092)	(4,166)	(5,903)
Interest expense	146,858	100,066	91,948
Interest income	(8,021)	(1,784)	(1,805)
Interest expense, net	$138,837	$98,282	$90,143

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $693,463 as of December 31, 2018 and $405,288 as of December 31, 2017.

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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $29,458 at December 31, 2018 and $135,962 at December 31, 2017. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $11,072 at December 31, 2018 and $2,791 at December 31, 2017. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at December 31, 2018 and 2017.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2018 and 2017 was $33,168 and $25,246, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2018 and 2017:

December 31,	2018		2017
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,394	$485	$423	$1,427

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	—	4,832	—	1,897

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	7,230	262	390	3,054
Deferred compensation derivatives	—	4,736	1,581	—
Foreign exchange contracts	70	484	31	—
	7,300	5,482	2,002	3,054
Total	$10,694	$10,799	$2,425	$6,378

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of December 31, 2018, amounts reflected on a net basis in assets were assets of $63,978 and liabilities of $57,351, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

reflected on a net basis in liabilities at December 31, 2017 were assets of $48,505 and liabilities of $50,179. At December 31, 2018 and 2017, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2018 and December 31, 2017 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”) (effective portion)		Gains (losses) reclassified from accumulated OCI into income (effective portion) (b)

	2018	2017	2018	2017	2018	2017
Commodities futures and options	$69,379	$(55,734)	$—	$—	$—	$(1,774)
Foreign exchange contracts	972	(23)	5,822	(4,931)	3,906	(3,180)
Interest rate swap agreements	—	—	—	—	(9,479)	(9,480)
Deferred compensation derivatives	(2,173)	4,497	—	—	—	—
Total	$68,178	$(51,260)	$5,822	$(4,931)	$(5,573)	$(14,434)

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $6,570 as of December 31, 2018. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedges
For the years ended December 31, 2018 and 2017, we recognized net incremental interest expense of $748 and a net benefit to interest expense of $2,660 relating to our fixed-to-floating interest swap arrangements.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2018 and 2017:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2018:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$3,464	$—	$3,464
Commodities futures and options (4)	7,230	—	—	7,230
Liabilities:
Foreign exchange contracts (1)	—	969	—	969
Interest rate swap agreements (2)	—	4,832	—	4,832
Deferred compensation derivatives (3)	—	4,736	—	4,736
Commodities futures and options (4)	262	—	—	262
December 31, 2017:
Assets:
Foreign exchange contracts (1)	$—	$454	$—	$454
Deferred compensation derivatives (3)	—	1,581	—	1,581
Commodities futures and options (4)	390	—	—	390
Liabilities:
Foreign exchange contracts (1)	—	1,427	—	1,427
Interest rate swap agreements (2)	—	1,897	—	1,897
Commodities futures and options (4)	3,054	—	—	3,054

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2018 and December 31, 2017 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
At December 31,	2018	2017	2018	2017
Current portion of long-term debt	$5,387	$299,430	$5,387	$300,098
Long-term debt	3,228,877	2,113,296	3,254,280	2,061,023
Total	$3,234,264	$2,412,726	$3,259,667	$2,361,121

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the acquisitions of Amplify in the first quarter of 2018 and Pirate Brands in the fourth quarter of 2018, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. In connection with disposal groups classified as held for sale, as discussed in Note 7, during 2018, we recorded impairment charges totaling $57,729 to adjust the long-lived asset values within certain disposal groups, including the SGM and Tyrrells businesses, the Lotte Shanghai Foods Co., Ltd. joint venture and other assets. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized or to be realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices paid by third-party buyers or estimated sales prices based on marketing of the disposal group, when the sale has not yet been completed. The sales of SGM and Tyrrells were both completed in July 2018.
During the first quarter of 2017, as discussed in Note 8, we recorded impairment charges totaling $105,992 to write down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote down property, plant and equipment by $102,720. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets was derived using a combination of an estimated market liquidation approach and discounted cash flow analyses based on Level 3 inputs.
7. ASSETS AND LIABILITIES HELD FOR SALE
As of December 31, 2018, the following disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•
The Lotte Shanghai Foods Co., Ltd. joint venture, which was taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, and expect the sale of the remaining business to be completed by mid-2019.

•
Other assets, which are predominantly comprised of select Pennsylvania facilities and land that met the held for sale criteria in the third quarter of 2018. We expect these long-lived assets to be sold by the end of 2019.

The amounts classified as assets and liabilities held for sale at December 31, 2018 include the following:

Assets held for sale, included in prepaid expenses and other assets
Property, plant and equipment, net	$20,905
Other assets	2,516
$23,421

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$596
$596

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During 2018, we completed the sale of other disposal groups that had been previously classified as assets and liabilities held for sale, as follows:

•
In April 2018, we sold the licensing rights for a non-core trademark relating to a brand marketed outside of the United States for sale proceeds of approximately $13,000, realizing a gain on the sale of $2,658, which is recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Operations.

•
During the second and third quarters of 2018, we sold select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the Operational Optimization Program (as defined in Note 8). Proceeds from the sale of these facilities totaled $27,468, resulting in a gain on the sale of $6,562, which is recorded in the business realignment costs caption within the Consolidated Statements of Operations.

•
In July 2018, we sold the Tyrrells and SGM businesses, both of which were previously classified as held for sale. Total proceeds from the sale of Tyrrells and SGM, net of cash divested, were approximately $167,048. We recorded impairment charges of $33,729 to adjust the book values of the disposal groups to the sales value less costs to sell.

8. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded in 2018, 2017 and 2016 related to these activities were as follows:

For the years ended December 31,	2018	2017	2016
Margin for Growth Program:
Severance	$15,378	$32,554	$—
Accelerated depreciation	9,131	6,873	—
Other program costs	30,940	16,407	—
Operational Optimization Program:
Severance	—	13,828	17,872
Gain on sale of facilities	(6,562)	—	—
Accelerated depreciation	—	—	48,590
Other program costs	2,940	(303)	21,831
2015 Productivity Initiative:
Other program costs	—	—	5,609
Total	$51,827	$69,359	$93,902

The costs and related benefits of the Margin for Growth Program relate approximately 60% to the North America segment and 40% to the International and Other segment. The costs and related benefits of the Operational Optimization Program relate approximately 40% to the North America segment and 60% to the International and Other segment. The costs and related benefits to be derived from the 2015 Productivity Initiative relate primarily to the North America segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Margin for Growth Program
In the first quarter 2017, the Company's Board of Directors ("Board") unanimously approved several initiatives under a single program designed to drive continued net sales, operating income and earnings per-share diluted growth over the next several years.  This program is focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over approximately the next nine months. To date, we have incurred pre-tax charges to execute the program totaling $336,295. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business as noted below, as well as the $16,300 incremental impairment charge resulting from the sale of SGM (see Note 7). In addition to the impairment charges, we have incurred employee separation costs of $47,932 and other business realignment costs of $63,351. We expect the remaining spending on this program to be minimal in 2019, bringing total estimated project costs to approximately $340,000 to $355,000. The cash portion of the total program charges is estimated to be $97,000 to $110,000. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
During 2018, we recognized total costs associated with the Margin for Growth Program of $55,449. These charges include employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. During 2017, we recognized total costs associated with the Margin for Growth Program of $55,834. The 2017 charges are consistent in nature to the 2018 activity.
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
During 2018, we incurred pre-tax costs totaling $2,940, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. In addition, we completed the sale of select China facilities in 2018 that had been taken out of service in connection with the Operational Optimization Program resulting in a gain of $6,562. During 2017 and 2016, we incurred pre-tax costs totaling $13,525 and $88,293, respectively, including non-cash asset-related incremental depreciation costs in 2016, employee related costs, costs to consolidate, and relocate production, and third party costs incurred to execute these activities. This program was completed in 2018.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The 2015 Productivity Initiative was executed throughout the third and fourth quarters of 2015, resulting in a net reduction of approximately 300 positions, with the majority of the departures taking place by the end of 2015. The 2015 Productivity Initiative was completed during the third quarter 2016. Final costs incurred in 2016 relating to this program totaled $5,609.
Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2018	2017	2016
Cost of sales	$11,323	$5,147	$58,106
Selling, marketing and administrative expense	21,401	16,449	16,939
Business realignment costs	19,103	47,763	18,857
Costs associated with business realignment activities	$51,827	$69,359	$93,902

The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2018:

Total
Liability balance at December 31, 2017	$38,992
2018 business realignment charges (1)	25,940
Cash payments	(50,996)
Other, net	669
Liability balance at December 31, 2018 (reported within accrued liabilities)	$14,605

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

9. INCOME TAXES
The components of income (loss) before income taxes were as follows:

For the years ended December 31,	2018	2017	2016
Domestic	$1,195,645	$1,187,825	$1,395,440
Foreign	214,416	(77,157)	(295,959)
Income before income taxes	$1,410,061	$1,110,668	$1,099,481

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of our provision for income taxes were as follows:

For the years ended December 31,	2018	2017	2016
Current:
Federal	$151,107	$314,277	$391,705
State	38,243	37,628	51,706
Foreign	13,405	(16,356)	(25,877)
	202,755	335,549	417,534
Deferred:
Federal	35,035	19,204	(7,706)
State	7,572	7,573	(452)
Foreign	(6,352)	(8,195)	(29,939)
	36,255	18,582	(38,097)
Total provision for income taxes	$239,010	$354,131	$379,437

U.S. Tax Cuts and Jobs Act of 2017
The U.S. Tax Cuts and Jobs Act, enacted in December 2017 (“U.S. tax reform”), significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.  Under GAAP (specifically, ASC Topic 740), the effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the new legislation is enacted.
During the fourth quarter of 2017, we recorded a net provisional charge of $32.5 million, which included the estimated impact of the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries offset in part by the benefit from revaluation of net deferred tax liabilities based on the new lower corporate income tax rate. During 2018, we recorded net benefits totaling $19.5 million as measurement period adjustments to the net provisional charge. The accounting for income tax effects of U.S. tax reform is complete based on additional tax regulations available as of December 31, 2018. Amounts recorded during 2018 and 2017 are reflected within the respective provision for income taxes in the Consolidated Statements of Income.
Additionally, U.S. tax reform subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. We have elected to not recognize deferred taxes for temporary differences until such differences reverse as GILTI in future years.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2018	2017
Deferred tax assets:
Post-retirement benefit obligations	$52,915	$58,306
Accrued expenses and other reserves	85,180	103,769
Stock-based compensation	30,448	31,364
Derivative instruments	17,423	27,109
Pension	8,921	—
Lease financing obligation	12,284	12,310
Accrued trade promotion reserves	13,670	26,028
Net operating loss carryforwards	161,242	226,142
Capital loss carryforwards	26,670	23,215
Other	9,969	7,748
Gross deferred tax assets	418,722	515,991
Valuation allowance	(239,959)	(312,148)
Total deferred tax assets	178,763	203,843
Deferred tax liabilities:
Property, plant and equipment, net	144,044	132,443
Acquired intangibles	161,003	68,476
Inventories	21,366	20,769
Pension	—	969
Other	28,044	23,819
Total deferred tax liabilities	354,457	246,476
Net deferred tax (liabilities) assets	$(175,694)	$(42,633)
Included in:
Non-current deferred tax assets, net	1,166	3,023
Non-current deferred tax liabilities, net	(176,860)	(45,656)
Net deferred tax (liabilities) assets	$(175,694)	$(42,633)

Changes in deferred tax assets for net operating loss carryforwards resulted primarily from the sale of SGM in July 2018. Changes in the valuation allowance resulted primarily from the sale of SGM and the realization of U.S. capital loss carryforwards for which there was previously a valuation allowance. Changes in the deferred tax liabilities for acquired intangibles resulted primarily from the acquisition of Amplify in January 2018.
The valuation allowances as of December 31, 2018 and 2017 were primarily related to U.S. capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2018	2017	2016
Federal statutory income tax rate	21.0%	35.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.7	2.6	3.4
Qualified production income deduction	—	(2.9)	(3.8)
Business realignment and impairment charges	0.6	4.3	0.4
Foreign rate differences	(2.0)	(4.3)	3.6
Historic and solar tax credits	(3.5)	(4.8)	(3.3)
U.S. tax reform	(1.4)	2.9	—
Tax contingencies	0.5	0.5	0.1
Other, net	(0.9)	(1.4)	(0.9)
Effective income tax rate	17.0%	31.9%	34.5%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2018	2017
Balance at beginning of year	$42,082	$36,002
Additions for tax positions taken during prior years	1,174	2,492
Reductions for tax positions taken during prior years	(2,581)	(1,689)
Additions for tax positions taken during the current year	61,627	10,018
Settlements	—	(1,481)
Expiration of statutes of limitations	(4,772)	(3,260)
Balance at end of year	$97,530	$42,082

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $93,507 as of December 31, 2018 and $37,587 as of December 31, 2017.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $1,785 in 2018, a net tax expense of $795 in 2017 and a net tax benefit of $75 in 2016 for interest and penalties. Accrued net interest and penalties were $6,154 as of December 31, 2018 and $4,966 as of December 31, 2017.
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
The Company’s major taxing jurisdictions currently include the United States (federal and state), as well as various foreign jurisdictions such as Canada, China, Mexico, Brazil, India, Malaysia and Switzerland. The number of years with open tax audits varies depending on the tax jurisdiction, with 2010 representing the earliest tax year that remains open for examination by certain taxing authorities. The U.S. Internal Revenue Service is examining our U.S. federal income tax returns for 2013, 2014 and 2016.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $9,637 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2018, we had approximately $550,591 of undistributed earnings of our international subsidiaries. We intend to continue to reinvest earnings outside of the United States for the foreseeable future and, therefore, have

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

not recognized additional tax expense (e.g., foreign withholding taxes due upon repatriation) on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.

Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2018 and 2017, we recognized investment tax credits and related outside basis difference benefits totaling $60,111 and $74,600, respectively, and we wrote-down the equity investment by $50,329 and $66,209, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
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

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2018	2017	2018	2017
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,117,564	$1,118,318	$236,112	$242,846
Service cost	21,223	20,657	230	263
Interest cost	31,943	40,996	6,923	8,837
Plan amendments	—	(8,473)	—	—
Actuarial (gain) loss	(50,432)	40,768	(10,842)	2,207
Curtailment	(16)	—	—	—
Settlement	(61,268)	(44,978)	—	—
Currency translation and other	(4,674)	6,749	(1,073)	889
Benefits paid	(23,134)	(56,473)	(16,631)	(18,930)
Projected benefit obligation at end of year	1,031,206	1,117,564	214,719	236,112
Change in plan assets
Fair value of plan assets at beginning of year	1,086,226	1,023,676	—	—
Actual return on plan assets	(43,118)	121,241	—	—
Employer contributions	9,233	37,503	16,631	18,930
Settlement	(61,268)	(44,978)	—	—
Currency translation and other	(4,078)	5,257	—	—
Benefits paid	(23,134)	(56,473)	(16,631)	(18,930)
Fair value of plan assets at end of year	963,861	1,086,226	—	—
Funded status at end of year	$(67,345)	$(31,338)	$(214,719)	$(236,112)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$332	$14,988	$—	$—
Accrued liabilities	(1,298)	(6,916)	(19,553)	(20,792)
Other long-term liabilities	(66,379)	(39,410)	(195,166)	(215,320)
Total	$(67,345)	$(31,338)	$(214,719)	$(236,112)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(254,735)	$(207,659)	$17,967	$8,313
Net prior service credit (cost)	32,350	30,994	(812)	(1,174)
Net amounts recognized in AOCI	$(222,385)	$(176,665)	$17,155	$7,139

The accumulated benefit obligation for all defined benefit pension plans was $994,278 as of December 31, 2018 and $1,077,112 as of December 31, 2017.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2018	2017
Projected benefit obligation	$1,030,382	$711,767
Accumulated benefit obligation	993,892	675,660
Fair value of plan assets	962,705	665,441

Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2018	2017	2016	2018	2017	2016
Amounts recognized in net periodic benefit cost
Service cost	$21,223	$20,657	$23,075	$230	$263	$299
Interest cost	31,943	40,996	41,875	6,923	8,837	9,731
Expected return on plan assets	(58,612)	(57,370)	(58,820)	—	—	—
Amortization of prior service (credit) cost	(7,202)	(5,822)	(1,555)	836	748	575
Amortization of net loss (gain)	26,875	33,648	34,940	—	(1)	(13)
Curtailment credit	(299)	—	—	—	—	—
Settlement loss	20,211	17,732	22,657	—	—	—
Total net periodic benefit cost	$34,139	$49,841	$62,172	$7,989	$9,847	$10,592

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$3,715	$(73,768)	$(31,772)	$(10,771)	$2,139	$(3,047)
Prior service (credit) cost	7,198	(2,650)	(41,517)	(838)	(744)	(572)
Total recognized in other comprehensive (income) loss, pre-tax	$10,913	$(76,418)	$(73,289)	$(11,609)	$1,395	$(3,619)
Net amounts recognized in periodic benefit cost and AOCI	$45,052	$(26,577)	$(11,117)	$(3,620)	$11,242	$6,973

Amounts expected to be amortized from AOCI into net periodic benefit cost during 2019 are as follows:

	Pension Plans	Post-Retirement Benefit Plans
Amortization of net actuarial loss	$33,695	$811
Amortization of prior service (credit) cost	$(7,235)	$(384)

Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2018	2017	2018	2017
Discount rate	4.1%	3.4%	4.2%	3.5%
Rate of increase in compensation levels	3.6%	3.8%	N/A	N/A

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2018	2017	2016	2018	2017	2016
Discount rate	3.4%	3.8%	4.0%	3.5%	3.8%	4.0%
Expected long-term return on plan assets	5.8%	5.8%	6.1%	N/A	N/A	N/A
Rate of compensation increase	3.8%	3.8%	3.8%	N/A	N/A	N/A

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

Prior to December 31, 2017, the service and interest cost components of net periodic benefit cost were determined utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2018, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change does not affect the measurement of our pension and other post-retirement benefit liabilities but generally results in lower benefit expense in periods when the yield curve is upward sloping, which was the case in 2018. We accounted for this change as a change in accounting estimate and, accordingly, accounted for it on a prospective basis starting in 2018.

For purposes of measuring our post-retirement benefit obligation at December 31, 2018 and December 31, 2017, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits for 2019 and 2018, grading down to 5.0% by 2023. Assumed health care cost trend rates could have a significant effect on the amounts reported for the post-retirement health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

Impact of assumed health care cost trend rates	One-Percentage Point Increase	One-Percentage Point Decrease
Effect on total service and interest cost components	$94	$(82)
Effect on accumulated post-retirement benefit obligation	3,213	(2,833)

The valuations and assumptions reflect adoption of the Society of Actuaries updated RP-2014 mortality tables with MP-2018 generational projection scales, which we adopted as of December 31, 2018. Adoption of the updated scale did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2018 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	25%
Fixed income securities	49%
Alternative investments, including real estate, listed infrastructure and other	25%

As of December 31, 2018, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

each asset class.
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2018:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$1,040	$17,857	$—	$664	$19,561
Equity securities:
Global all-cap (a)	—	—	—	210,850	210,850
Fixed income securities:
U.S. government/agency	—	—	—	242,618	242,618
Corporate bonds (b)	—	—	—	117,656	117,656
International government/corporate bonds (d)	—	—	—	29,115	29,115
Diversified credit (e)	—	—	—	94,008	94,008
Alternative investments:
Global diversified assets (f)	—	—	—	147,661	147,661
Global real estate investment trusts (g)	—	—	—	57,854	57,854
Global infrastructure (h)	—	—	—	44,538	44,538
Total pension plan assets	$1,040	$17,857	$—	$944,964	$963,861

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2017:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$1,179	$18,161	$—	$730	$20,070
Equity securities:
Global all-cap (a)	—	—	—	276,825	276,825
Fixed income securities:
U.S. government/agency	—	—	—	239,686	239,686
Corporate bonds (b)	—	33,019	—	162,633	195,652
Collateralized obligations (c)	—	40,350	—	34,538	74,888
International government/corporate bonds (d)	—	—	—	32,447	32,447
Alternative investments:
Global diversified assets (f)	—	—	—	149,030	149,030
Global real estate investment trusts (g)	—	—	—	50,213	50,213
Global infrastructure (h)	—	—	—	47,415	47,415
Total pension plan assets	$1,179	$91,530	$—	$993,517	$1,086,226

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

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in high quality mortgage-backed securities and other asset-backed obligations.
(d)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(e)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt, and emerging market debt.
(f)	This category comprises diversified funds invested across alternative asset classes.
(g)	This category comprises equity funds primarily invested in publicly traded real estate securities.
(h)	This category comprises equity funds primarily invested in publicly traded listed infrastructure securities.

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
We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2018. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $9,233 during 2018. In 2017, we made total contributions of $37,503 to the pension plans. These included contributions totaling $29,201 to fund payouts from the unfunded supplemental retirement plans and $6,461 to complete the termination of The Hershey Company Puerto Rico Hourly Pension Plan, which was approved in 2016 by the Compensation and Executive Organization Committee of the Board. For 2019, minimum funding requirements for our pension plans are approximately $1,445.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2019	2020	2021	2022	2023	2024-2028
Pension Benefits	$113,395	$95,461	$92,790	$115,509	$92,411	$396,875
Other Benefits	19,582	18,573	17,407	16,595	15,841	68,234

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Multiemployer Pension Plan
During 2016, we exited a facility as part of the Operational Optimization Program (see Note 7) and no longer participate in the BCTGM Union and Industry Canadian Pension Plan, a trustee-managed multiemployer defined benefit pension plan. Our obligation during the term of the collective bargaining agreement was limited to remitting the required contributions to the plan and contributions made were not significant during 2015 through 2016.
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $47,959 in 2018, $46,154 in 2017 and $43,545 in 2016.
11. STOCK COMPENSATION PLANS
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
As of December 31, 2018, 65.8 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2018	2017	2016
Pre-tax compensation expense	$49,286	$51,061	$54,785
Related income tax benefit	9,463	13,684	17,148

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of December 31, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $56,547 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.

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
A summary of activity relating to grants of stock options for the year ended December 31, 2018 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	5,921,062	$89.06	5.8 years
Granted	945,220	$99.93
Exercised	(1,110,712)	$68.69
Forfeited	(361,188)	$102.20
Outstanding as of December 31, 2018	5,394,382	$94.28	5.6 years	$70,398
Options exercisable as of December 31, 2018	3,506,304	$90.77	4.1 years	$57,789

The weighted-average fair value of options granted was $15.58, $15.76 and $11.46 per share in 2018, 2017 and 2016, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2018	2017	2016
Dividend yields	2.4%	2.4%	2.4%
Expected volatility	16.6%	17.2%	16.8%
Risk-free interest rates	2.8%	2.2%	1.5%
Expected term in years	6.6	6.8	6.8

●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;
●	“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and
●	“Expected term” means the period of time that stock options granted are expected to be outstanding based primarily on historical data.

The total intrinsic value of options exercised was $38,382, $45,998 and $73,944 in 2018, 2017 and 2016, respectively.
As of December 31, 2018, there was $13,902 of total unrecognized compensation cost related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 2.4 years.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table summarizes information about stock options outstanding as of December 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/18	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/18	Weighted- Average Exercise Price
$33.40 - $90.39	2,079,250	4.2	$77.54	1,704,705	$74.72
$90.40 - $105.91	1,676,763	7.0	$102.54	711,683	$105.12
$105.92 - $111.76	1,638,369	5.8	$107.06	1,089,916	$106.52
$33.40 - $111.76	5,394,382	5.6	$94.28	3,506,304	$90.77

Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. The performance scores for 2016 through 2018 grants of PSUs can range from 0% to 250% of the targeted amounts.
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
In 2018, 2017 and 2016, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation cost associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2018 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	923,364	$103.11
Granted	457,315	$97.86
Performance assumption change	16,961	$102.71
Vested	(287,101)	$103.59
Forfeited	(111,521)	$103.48
Outstanding at end of year	999,018	$101.57

The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the years ended December 31,	2018	2017	2016
Units granted	457,315	478,044	545,750
Weighted-average fair value at date of grant	$97.86	$110.97	$93.55
Monte Carlo simulation assumptions:
Estimated values	$29.17	$46.85	$38.02
Dividend yields	2.6%	2.3%	2.5%
Expected volatility	20.4%	20.4%	17.0%

●	“Estimated values” means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;
●	“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
●	“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.

The fair value of shares vested totaled $28,752, $29,981 and $22,062 in 2018, 2017 and 2016, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 303,855 units as of December 31, 2018. Each unit is equivalent to one share of the Company’s Common Stock.
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
Our segment net sales and earnings were as follows:

For the years ended December 31,	2018	2017	2016
Net sales:
North America	$6,901,607	$6,621,173	$6,532,988
International and Other	889,462	894,253	907,193
Total	$7,791,069	$7,515,426	$7,440,181

Segment income (loss):
North America	$2,020,082	$2,044,218	$2,040,454
International and Other	73,762	11,532	(29,139)
Total segment income	2,093,844	2,055,750	2,011,315
Unallocated corporate expense (1)	486,716	499,251	488,318
Unallocated mark-to-market (gains) losses on commodity derivatives	(168,263)	(35,292)	163,238
Long-lived and intangible asset impairment charges	57,729	208,712	4,204
Costs associated with business realignment activities	51,827	69,359	93,902
Acquisition-related costs	44,829	311	6,480
Gain on sale of licensing costs	(2,658)	—	—
Operating profit	1,623,664	1,313,409	1,255,173
Interest expense, net	138,837	98,282	90,143
Other (income) expense, net	74,766	104,459	65,549
Income before income taxes	$1,410,061	$1,110,668	$1,099,481

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

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

For the years ended December 31,	2018	2017	2016
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(69,379)	$55,734	$171,753
Net losses on commodity derivative positions reclassified from unallocated to segment income	(98,884)	(91,026)	(8,515)
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(168,263)	$(35,292)	$163,238

As of December 31, 2018, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $40,318. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $409 to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2018	2017	2016
North America	$205,340	$171,265	$162,211
International and Other	35,656	42,542	50,753
Corporate (1)	54,148	48,046	88,873
Total	$295,144	$261,853	$301,837

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 8. Such amounts are not included within our measure of segment income.

Additional geographic information is as follows:

For the years ended December 31,	2018	2017	2016
Net sales:
United States	$6,535,675	$6,263,703	$6,196,723
Other	1,255,394	1,251,723	1,243,458
Total	$7,791,069	$7,515,426	$7,440,181

Long-lived assets:
United States	$1,668,186	$1,575,496	$1,528,255
Other	462,108	531,201	648,993
Total	$2,130,294	$2,106,697	$2,177,248

In conjunction with recent acquisitions, in 2018 we introduced our snacks portfolio, an additional product line represented by ready-to-eat popcorn, baked snacks, meat snack products and other better-for-you snacks. Net sales related to our snacks portfolio in 2017 and 2016, respectively, were immaterial. Additional product line information is as follows:

For the year ended December 31,	2018
Net sales:
Confectionery and confectionery-based portfolio	$7,453,364
Snacks portfolio	337,705
Total	$7,791,069

13. EQUITY AND NONCONTROLLING INTEREST
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2018. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Stock and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2018, 6,000 shares of Class B Stock were converted into Common Stock. During 2017 and 2016 no shares of Class B Stock were converted into Common Stock.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2018	2017	2016
Shares issued	359,901,744	359,901,744	359,901,744
Treasury shares at beginning of year	(149,040,927)	(147,642,009)	(143,124,384)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	(1,406,093)	—	(4,640,964)
Shares repurchased directly from the Milton Hershey School Trust	(450,000)	(1,500,000)	—
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	(615,719)	(1,278,675)	(1,820,766)
Stock issuances:
Shares issued for stock options and incentive compensation	1,339,899	1,379,757	1,944,105
Treasury shares at end of year	(150,172,840)	(149,040,927)	(147,642,009)
Net shares outstanding at end of year	209,728,904	210,860,817	212,259,735

We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The programs have no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Hershey Trust Company
Hershey Trust Company, as trustee for the Milton Hershey School Trust (the "Trust") and as direct owner of investment shares, held 3,903,121 shares of our Common Stock as of December 31, 2018. As trustee for the Trust, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2018, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
In November 2018, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company agreed to purchase 450,000 shares of the Company’s common stock from the Trust at a price equal to $106.30 per share, for a total purchase price of $47,835.
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
A roll-forward showing the 2018 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2017	$16,227
Net loss attributable to noncontrolling interest	(6,511)
Other comprehensive loss - foreign currency translation adjustments	(1,171)
Balance, December 31, 2018	$8,545

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The 2018 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 8).
14. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2018.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2018, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2018, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2018:

in millions	2019	2020	2021	2022	2023
Purchase obligations	$1,495.9	$870.9	$7.5	$0.7	$—

Lease commitments
We also have commitments under various operating and capital lease arrangements. Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of December 31, 2018:

	Operating leases (1)	Capital leases (2)
2019	$38,041	$6,980
2020	24,047	5,272
2021	16,883	3,901
2022	15,424	4,399
2023	13,494	4,577
Thereafter	185,608	169,686

(1)
Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities. Total rent expense for the years ended December 31, 2018, 2017 and 2016 was $34,157, $25,525 and $20,330, respectively, including short-term rentals.

(2)	Future minimum rental payments reflect commitments under non-cancelable capital leases primarily for offices and warehouse facilities, as well as vehicles.
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
Collective Bargaining
As of December 31, 2018, the Company employed approximately 14,930 full-time and 1,490 part-time employees worldwide. Collective bargaining agreements covered approximately 5,780 employees, or approximately 35% of the Company’s employees worldwide. During 2019, agreements will be negotiated for certain employees at three facilities outside of the United States, comprising approximately 67% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2018		2017		2016
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$410,732	$151,789	$385,878	$140,394	$367,081	$132,394
Allocation of undistributed earnings	449,372	165,669	188,286	68,423	162,299	58,270
Total earnings—basic	$860,104	$317,458	$574,164	$208,817	$529,380	$190,664

Denominator (shares in thousands):
Total weighted-average shares—basic	149,379	60,614	151,625	60,620	153,519	60,620

Earnings Per Share—basic	$5.76	$5.24	$3.79	$3.44	$3.45	$3.15

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$860,104	$317,458	$574,164	$208,817	$529,380	$190,664
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	317,458	—	208,817	—	190,664	—
Reallocation of undistributed earnings	—	(803)	—	(492)	—	(324)
Total earnings—diluted	$1,177,562	$316,655	$782,981	$208,325	$720,044	$190,340

Denominator (shares in thousands):
Number of shares used in basic computation	149,379	60,614	151,625	60,620	153,519	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,620	—	60,620	—
Employee stock options	651	—	1,144	—	964	—
Performance and restricted stock units	345	—	353	—	201	—
Total weighted-average shares—diluted	210,989	60,614	213,742	60,620	215,304	60,620

Earnings Per Share—diluted	$5.58	$5.22	$3.66	$3.44	$3.34	$3.14

The earnings per share calculations for the years ended December 31, 2018, 2017 and 2016 excluded 4,196, 2,374 and 3,680 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

16. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2018	2017	2016
Write-down of equity investments in partnerships qualifying for tax credits	$50,329	$66,209	$43,482
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	20,672	38,768	49,390
Settlement of SGM liability (see Note 2)	—	—	(26,650)
Other (income) expense, net	3,765	(518)	(673)
Total	$74,766	$104,459	$65,549

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

17. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2018	2017
Inventories:
Raw materials	$237,086	$224,940
Goods in process	107,139	93,627
Finished goods	618,798	614,945
Inventories at FIFO	963,023	933,512
Adjustment to LIFO	(178,144)	(180,676)
Total inventories	$784,879	$752,836

Prepaid expenses and other:
Prepaid expenses	$68,490	$128,735
Assets held for sale	23,421	21,124
Other current assets	180,248	130,774
Total prepaid expenses and other	$272,159	$280,633

Property, plant and equipment:
Land	$102,074	$108,300
Buildings	1,211,011	1,214,158
Machinery and equipment	2,988,027	2,925,353
Construction in progress	280,559	212,912
Property, plant and equipment, gross	4,581,671	4,460,723
Accumulated depreciation	(2,451,377)	(2,354,026)
Property, plant and equipment, net	$2,130,294	$2,106,697

Other assets:
Capitalized software, net	$126,379	$104,881
Other non-current assets	126,605	146,998
Total other assets	$252,984	$251,879

Accrued liabilities:
Payroll, compensation and benefits	$180,546	$190,863
Advertising, promotion and product allowances	293,642	305,107
Liabilities held for sale	596	—
Other	204,379	180,164
Total accrued liabilities	$679,163	$676,134

Other long-term liabilities:
Post-retirement benefits liabilities	$195,166	$215,320
Pension benefits liabilities	66,379	39,410
Other	184,503	184,209
Total other long-term liabilities	$446,048	$438,939

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(96,678)	$(91,837)
Pension and post-retirement benefit plans, net of tax	(205,230)	(169,526)
Cash flow hedges, net of tax	(54,872)	(52,383)
Total accumulated other comprehensive loss	$(356,780)	$(313,746)

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2018	First	Second	Third	Fourth
Net sales	$1,971,959	$1,751,615	$2,079,593	$1,987,902
Gross profit	974,060	793,420	863,493	944,352
Net income attributable to The Hershey Company	350,203	226,855	263,713	336,791
Common stock:
Net income per share—Basic(a)	1.71	1.11	1.29	1.65
Net income per share—Diluted(a)	1.65	1.08	1.25	1.60
Dividends paid per share	0.656	0.656	0.722	0.722
Class B common stock:
Net income per share—Basic(a)	1.55	1.01	1.17	1.50
Net income per share—Diluted(a)	1.55	1.01	1.17	1.49
Dividends paid per share	0.596	0.596	0.656	0.656
Market price—common stock:
High	114.06	100.60	106.60	110.01
Low	96.06	89.54	91.04	101.64

Year 2017	First	Second	Third	Fourth
Net sales	$1,879,678	$1,662,991	$2,033,121	$1,939,636
Gross profit	909,352	765,847	942,936	837,241
Net income attributable to The Hershey Company	125,044	203,501	273,303	181,133
Common stock:
Net income per share—Basic(a)	0.60	0.98	1.32	0.88
Net income per share—Diluted(a)	0.58	0.95	1.28	0.85
Dividends paid per share	0.618	0.618	0.656	0.656
Class B common stock:
Net income per share—Basic(a)	0.55	0.89	1.20	0.80
Net income per share—Diluted(a)	0.55	0.89	1.20	0.80
Dividends paid per share	0.562	0.562	0.596	0.596
Market price—common stock:
High	109.61	115.96	110.50	115.45
Low	103.45	106.41	104.06	102.87

(a)	Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2018. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting
Management's report on the Company's internal control over financial reporting appears on the following page. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Amplify Snack Brands, Inc. or Pirate Brands which were acquired on January 31, 2018 and October 17, 2018, respectively, and are included in the 2018 consolidated financial statements of the Company and constituted 28.2% of total assets as of December 31, 2018 and 4.0% of net sales for the year then ended.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2018.

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
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2018, 2017 and 2016 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
We omitted other schedules because they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
Item 15(a)(3): Exhibits
The information called for by this Item is incorporated by reference from the Exhibit Index included in this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of February, 2019.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ PATRICIA A. LITTLE
Patricia A. Little
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chief Executive Officer and Director	February 22, 2019
Michele G. Buck	(Principal Executive Officer)

/s/ PATRICIA A. LITTLE	Chief Financial Officer	February 22, 2019
Patricia A. Little	(Principal Financial Officer)

/s/ JAVIER H. IDROVO	Chief Accounting Officer	February 22, 2019
Javier H. Idrovo	(Principal Accounting Officer)

/s/ CHARLES A. DAVIS	Chairman of the Board	February 22, 2019
Charles A. Davis

/s/ PAMELA M. ARWAY	Director	February 22, 2019
Pamela M. Arway

/s/ JAMES W. BROWN	Director	February 22, 2019
James W. Brown

/s/ MARY KAY HABEN	Director	February 22, 2019
Mary Kay Haben

/s/ JAMES C. KATZMAN	Director	February 22, 2019
James C. Katzman

/s/ M. DIANE KOKEN	Director	February 22, 2019
M. Diane Koken

/s/ ROBERT M. MALCOLM	Director	February 22, 2019
Robert M. Malcolm

/s/ ANTHONY J. PALMER	Director	February 22, 2019
Anthony J. Palmer

/s/ WENDY L. SCHOPPERT	Director	February 22, 2019
Wendy L. Schoppert

/s/ DAVID L. SHEDLARZ	Director	February 22, 2019
David L. Shedlarz

 Schedule II
THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2018, 2017 and 2016

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2018
Allowances deducted from assets
Accounts receivable—trade, net (a)	$41,792	$222,819	$—	$(240,001)	$24,610
Valuation allowance on net deferred taxes (b)	312,148	18,413	—	(90,602)	239,959
Inventory obsolescence reserve (c)	19,348	32,379	—	(31,591)	20,136
Total allowances deducted from assets	$373,288	$273,611	$—	$(362,194)	$284,705

For the year ended December 31, 2017
Allowances deducted from assets
Accounts receivable—trade, net (a)	$40,153	$166,993	$—	$(165,354)	$41,792
Valuation allowance on net deferred taxes (b)	235,485	92,139	—	(15,476)	312,148
Inventory obsolescence reserve (c)	20,043	35,666	—	(36,361)	19,348
Total allowances deducted from assets	$295,681	$294,798	$—	$(217,191)	$373,288

For the year ended December 31, 2016
Allowances deducted from assets
Accounts receivable—trade, net (a)	$32,638	$174,314	$—	$(166,799)	$40,153
Valuation allowance on net deferred taxes (b)	207,055	28,430	—	—	235,485
Inventory obsolescence reserve (c)	22,632	30,053	—	(32,642)	20,043
Total allowances deducted from assets	$262,325	$232,797	$—	$(199,441)	$295,681

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

2.2
Asset Purchase Agreement, dated as of September 12, 2018, among the Company, B&G Foods, Inc. and the Selling Subsidiaries (as named therein) is incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 13, 2018.

3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2	The Company's By-laws, as amended and restated as of February 21, 2017.*
4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 2.900% Notes due 2020
2) 4.125% Notes due 2020
3) 3.100% Notes due 2021
4) 8.8% Debentures due 2021#
5) 3.375% Notes due 2023
6) 2.625% Notes due 2023
7) 3.200% Notes due 2025
8) 2.300% Notes due 2026
9) 7.2% Debentures due 2027
10) 3.375% Notes due 2046
11) Other Obligations
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
10.1(c)
Assignment of the License Agreement by Rowntree Mackintosh Confectionery Limited to Société des Produits Nestlé SA as of January 1, 1990 is incorporated by reference from Exhibit 19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990.#

10.2
Peter Paul/York Domestic Trademark & Technology License Agreement between the Company and Cadbury Schweppes Inc. (now Kraft Foods Ireland Intellectual Property Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988.#

10.3
Cadbury Trademark & Technology License Agreement between the Company and Cadbury Limited (now Cadbury UK Limited) dated August 25, 1988, is incorporated by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated September 8, 1988.#

10.4(a)
Trademark and Technology License Agreement between Huhtamäki (now Iconic IP Interests, LLC) and the Company dated December 30, 1996, is incorporated by reference from Exhibit 10 to the Company’s Current Report on Form 8-K filed February 26, 1997.

10.4(b)
Amended and Restated Trademark and Technology License Agreement between Huhtamäki (now Iconic IP Interests, LLC) and the Company is incorporated by reference from Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

10.6(a)
364 Day Credit Agreement, dated as of January 8, 2018, among the Company, Citibank, N.A., Bank of America N.A. and Royal Bank of Canada, is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 9, 2018.

10.6(b)
Letter Agreement, by and between the Company and Citibank, N.A., terminating the 364 Day Credit Agreement effective October 24, 2018 is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

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

10.9(a)
Stock Purchase Agreement, dated August 24, 2017, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and the Company is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 28, 2017.

10.9(b)
Stock Purchase Agreement, dated November 7, 2018, between Milton Hershey School Trust, by its trustee, Hershey Trust Company, and the Company is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 8, 2018.

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

21.1		Subsidiaries of the Registrant.*
23.1		Consent of Ernst & Young LLP.*
23.2	`	Consent of KPMG LLP.*
31.1		Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2		Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1		Certification of Michele G. Buck, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema
101.CAL		XBRL Taxonomy Extension Calculation Linkbase
101.LAB		XBRL Taxonomy Extension Label Linkbase
101.PRE		XBRL Taxonomy Extension Presentation Linkbase
101.DEF		XBRL Taxonomy Extension Definition Linkbase

*		Filed herewith
**		Furnished herewith
+		Management contract, compensatory plan or arrangement
#		Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format