Form 10-Q
period 2019-03-31
HERSHEY CO
filed 2019-04-25
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Common Stock, one dollar par value—148,185,733 shares, as of April 19, 2019.
Class B Common Stock, one dollar par value—60,613,777 shares, as of April 19, 2019.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended March 31, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Net sales	$2,016,488	$1,971,959
Cost of sales	1,123,984	997,899
Gross profit	892,504	974,060
Selling, marketing and administrative expense	453,573	485,324
Business realignment costs	62	8,224
Operating profit	438,869	480,512
Interest expense, net	37,458	29,339
Other (income) expense, net	5,477	1,942
Income before income taxes	395,934	449,231
Provision for income taxes	92,053	98,512
Net income including noncontrolling interest	303,881	350,719
Less: Net (loss) income attributable to noncontrolling interest	(477)	516
Net income attributable to The Hershey Company	$304,358	$350,203

Net income per share—basic:
Common stock	$1.49	$1.71
Class B common stock	$1.36	$1.55

Net income per share—diluted:
Common stock	$1.45	$1.65
Class B common stock	$1.36	$1.55

Dividends paid per share:
Common stock	$0.722	$0.656
Class B common stock	$0.656	$0.596

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended
	March 31, 2019			April 1, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$303,881			$350,719
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$3,428	$—	3,428	$(1,267)	$—	(1,267)
Pension and post-retirement benefit plans:
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	(36,535)	(36,535)
Reclassification to earnings	6,718	(1,807)	4,911	5,097	(1,025)	4,072
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(789)	718	(71)	4,245	(990)	3,255
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	(11,121)	(11,121)
Reclassification to earnings	1,438	(891)	547	2,260	(609)	1,651
Total other comprehensive income (loss), net of tax	$10,795	$(1,980)	8,815	$10,335	$(50,280)	(39,945)
Total comprehensive income including noncontrolling interest			$312,696			$310,774
Comprehensive income attributable to noncontrolling interest			78			1,300
Comprehensive income attributable to The Hershey Company			$312,618			$309,474

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$465,965	$587,998
Accounts receivable—trade, net	694,136	594,145
Inventories	791,289	784,879
Prepaid expenses and other	265,539	272,159
Total current assets	2,216,929	2,239,181
Property, plant and equipment, net	2,108,075	2,130,294
Goodwill	1,803,601	1,801,103
Other intangibles	1,267,833	1,278,292
Other assets	459,754	252,984
Deferred income taxes	1,184	1,166
Total assets	$7,857,376	$7,703,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$500,633	$502,314
Accrued liabilities	650,657	679,163
Accrued income taxes	74,562	33,773
Short-term debt	1,168,780	1,197,929
Current portion of long-term debt	3,553	5,387
Total current liabilities	2,398,185	2,418,566
Long-term debt	3,236,317	3,254,280
Other long-term liabilities	618,133	446,048
Deferred income taxes	181,381	176,860
Total liabilities	6,434,016	6,295,754

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2019 and 2018	—	—
Common stock, shares issued: 299,287,967 at March 31, 2019 and December 31, 2018	299,287	299,287
Class B common stock, shares issued: 60,613,777 at March 31, 2019 and December 31, 2018	60,614	60,614
Additional paid-in capital	996,181	982,205
Retained earnings	7,193,240	7,032,020
Treasury—common stock shares, at cost: 151,275,897 at March 31, 2019 and 150,172,840 at December 31, 2018	(6,786,065)	(6,618,625)
Accumulated other comprehensive loss	(348,520)	(356,780)
Total—The Hershey Company stockholders’ equity	1,414,737	1,398,721
Noncontrolling interest in subsidiary	8,623	8,545
Total stockholders’ equity	1,423,360	1,407,266
Total liabilities and stockholders’ equity	$7,857,376	$7,703,020

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2019	April 1, 2018
Operating Activities
Net income including noncontrolling interest	$303,881	$350,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,329	74,416
Stock-based compensation expense	10,556	10,458
Deferred income taxes	1,300	2,521
Write-down of equity investments	1,152	434
Other	8,497	9,055
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(99,991)	(9,882)
Inventories	(6,410)	(11,266)
Prepaid expenses and other current assets	(8,740)	7,309
Accounts payable and accrued liabilities	(2,798)	(146,623)
Accrued income taxes	56,282	82,231
Contributions to pension and other benefit plans	(4,661)	(7,449)
Other assets and liabilities	(1,437)	(9,866)
Net cash provided by operating activities	329,960	352,057
Investing Activities
Capital additions (including software)	(92,814)	(60,133)
Proceeds from sales of property, plant and equipment and other long-lived assets	75	112
Equity investments in tax credit qualifying partnerships	(18,884)	(6,281)
Business acquisitions, net of cash and cash equivalents acquired	—	(915,457)
Net cash used in investing activities	(111,623)	(981,759)
Financing Activities
Net (decrease) increase in short-term debt	(28,990)	1,686,816
Long-term borrowings	1,370	—
Repayment of long-term debt and finance leases	(3,135)	(607,922)
Repayment of tax receivable obligation	—	(42,500)
Cash dividends paid	(146,463)	(134,300)
Repurchase of common stock	(198,500)	(178,073)
Exercise of stock options	34,573	1,884
Net cash (used in) provided by financing activities	(341,145)	725,905
Effect of exchange rate changes on cash and cash equivalents	775	52
(Decrease) Increase in cash and cash equivalents	(122,033)	96,255
Cash and cash equivalents, beginning of period	587,998	380,179
Cash and cash equivalents, end of period	$465,965	$476,434
Supplemental Disclosure
Interest paid	$35,271	$38,323
Income taxes paid	28,733	12,817

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					304,358			(477)	303,881
Other comprehensive income							8,260	555	8,815
Dividends (including dividend equivalents):
Common Stock, $0.722 per share					(107,288)				(107,288)
Class B Common Stock, $0.656 per share					(39,763)				(39,763)
Stock-based compensation				10,463					10,463
Exercise of stock options and incentive-based transactions				3,513		31,060			34,573
Repurchase of common stock						(198,500)			(198,500)
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, March 31, 2019	$—	$299,287	$60,614	$996,181	$7,193,240	$(6,786,065)	$(348,520)	$8,623	$1,423,360

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income					350,203			516	350,719
Other comprehensive income							6,927	784	7,711
Dividends (including dividend equivalents):
Common Stock, $0.656 per share					(98,495)				(98,495)
Class B Common Stock, $0.596 per share					(36,130)				(36,130)
Stock-based compensation				10,474					10,474
Exercise of stock options and incentive-based transactions				(9,487)		11,371			1,884
Repurchase of common stock						(178,073)			(178,073)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, April 1, 2018	$—	$299,281	$60,620	$925,965	$6,634,316	$(6,593,579)	$(354,475)	$17,527	$989,655

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
Operating results for the quarter ended March 31, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use ("ROU") assets.  The Company adopted the standard as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date.
We elected the package of practical expedients permitted under the transition guidance, which among other things, allows us to carryforward the historical lease classification.  In addition, we made accounting policy elections to combine the lease and non-lease components for asset categories that support selling, marketing and general administrative activities. These asset categories comprise the majority of our leases. Finally, we made elections to exclude from balance sheet reporting those leases with initial terms of 12 months or less.
Adoption of the new standard resulted in the recording of operating lease ROU assets and lease liabilities of $227,258 and $216,966, respectively, with the difference largely due to prepaid and deferred rent that were reclassified to the ROU asset value. In addition, we derecognized a build-to-suit arrangement in accordance with the transition requirements, which resulted in an adjustment to retained earnings of $3,913. The standard did not materially affect our consolidated net income or cash flows. See Note 7 for further details.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. We adopted the provisions of this ASU in the first quarter of 2019 using a modified retrospective approach. Adoption of the new standard did not have a material impact on our consolidated financial statements.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with accounting for employee share-based compensation. We adopted the provisions of this ASU in the first quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The acquisition has been accounted for as a purchase and, accordingly, Pirate Brands' results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase price allocation presented below has been finalized as of the end of the fourth quarter of 2018. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

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

The acquisition has been accounted for as a purchase and, accordingly, Amplify's results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase price allocation presented below has been finalized as of the end of the fourth quarter of 2018. The purchase consideration, net of cash acquired totaling $53,324, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Accounts receivable	$40,763
Other current assets	34,593
Plant, property and equipment, net	67,989
Goodwill	966,389
Other intangible assets	682,000
Other non-current assets	1,049
Accounts payable	(32,394)
Accrued liabilities	(132,519)
Current debt	(610,844)
Other current liabilities	(2,931)
Non-current deferred income taxes	(93,489)
Non-current liabilities	(5,149)
Net assets acquired	$915,457

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended March 31, 2019 are as follows:

	North America	International and Other	Total
Balance at December 31, 2018	1,782,845	18,258	1,801,103
Foreign currency translation	2,286	212	2,498
Balance at March 31, 2019	$1,785,131	$18,470	$1,803,601

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,174,817	$(70,271)	$1,173,770	$(60,995)
Customer-related	164,606	(36,485)	163,860	(33,516)
Patents	16,478	(16,027)	16,306	(15,772)
Total	1,355,901	(122,783)	1,353,936	(110,283)

Intangible assets not subject to amortization:
Trademarks	34,715		34,639
Total other intangible assets	$1,267,833		$1,278,292

Total amortization expense for the three months ended March 31, 2019 and April 1, 2018 was $12,238 and $8,451, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.4 billion unsecured revolving credit facility, which currently expires in November 2020.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of March 31, 2019, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $125,226 at March 31, 2019 and $113,189 at December 31, 2018. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At March 31, 2019, we had outstanding commercial paper totaling $1,043,554, at a weighted average interest rate of 2.5%. At December 31, 2018, we had outstanding commercial paper totaling $1,084,740, at a weighted average interest rate of 2.4%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

	March 31, 2019	December 31, 2018
2.90% Notes due 2020	$350,000	$350,000
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023	500,000	500,000
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Finance lease liabilities	78,185	101,980
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(16,669)	(20,667)
Total long-term debt	3,239,870	3,259,667
Less—current portion	3,553	5,387
Long-term portion	$3,236,317	$3,254,280

Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	March 31, 2019	April 1, 2018
Interest expense	$40,663	$32,853
Capitalized interest	(1,257)	(1,299)
Interest expense	39,406	31,554
Interest income	(1,948)	(2,215)
Interest expense, net	$37,458	$29,339

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $1,166,051 as of March 31, 2019 and $693,463 as of December 31, 2018.
Derivatives used to manage commodity price risk are not designated for hedge accounting treatment. Therefore, the changes in fair value of these derivatives are recorded as incurred within cost of sales. As discussed in Note 13, we define our segment income to exclude gains and losses on commodity derivatives until the related inventory is sold, at which time the related gains and losses are reflected within segment income.  This enables us to continue to align the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, and Brazilian real. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $66,330 at March 31, 2019 and $29,458 at December 31, 2018. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $7,933 at March 31, 2019 and $11,072 at December 31, 2018. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at March 31, 2019 and December 31, 2018.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at March 31, 2019 and December 31, 2018 was $23,501 and $33,168, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,065	$786	$3,394	$485

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	504	—	—	4,832

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	5,862	552	7,230	262
Deferred compensation derivatives	3,043	—	—	4,736
Foreign exchange contracts	44	169	70	484
	8,949	721	7,300	5,482
Total	$11,518	$1,507	$10,694	$10,799

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of March 31, 2019, amounts reflected on a net basis in assets were assets of $94,078 and liabilities of $89,233, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2018 were assets of $63,978 and liabilities of $57,351. At March 31, 2019 and December 31, 2018, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2019 and April 1, 2018 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2019	2018	2019	2018	2019	2018
Commodities futures and options	$(26,641)	$66,590	$—	$—	$—	$—
Foreign exchange contracts	215	(152)	(789)	4,245	931	136
Interest rate swap agreements	—	—	—	—	(2,369)	(2,396)
Deferred compensation derivatives	3,043	(393)	—	—	—	—
Total	$(23,383)	$66,045	$(789)	$4,245	$(1,438)	$(2,260)

(a)
Gains (losses) recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(b)
Gains (losses) reclassified from AOCI into income for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. Losses reclassified from AOCI into income for interest rate swap agreements were included in interest expense.

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $8,287 as of March 31, 2019. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 31, 2019 and December 31, 2018.

Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset/(Liability)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term debt	$(349,496)	$(354,832)	$504	$(4,832)

For the three months ended March 31, 2019 and April 1, 2018, we recognized net incremental interest expense of $630 and a net pretax benefit to interest expense of $278 relating to our fixed-to-floating interest swap arrangements.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 31, 2019 and December 31, 2018:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
March 31, 2019:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,109	$—	$2,109
Interest rate swap agreements (2)	—	504	—	504
Deferred compensation derivatives (3)	—	3,043	—	3,043
Commodities futures and options (4)	5,862	—	—	5,862
Liabilities:
Foreign exchange contracts (1)	—	955	—	955
Commodities futures and options (4)	552	—	—	552
December 31, 2018:
Assets:
Foreign exchange contracts (1)	$—	$3,464	$—	$3,464
Commodities futures and options (4)	7,230	—	—	7,230
Liabilities:
Foreign exchange contracts (1)	—	969	—	969
Interest rate swap agreements (2)	—	4,832	—	4,832
Deferred compensation derivatives (3)	—	4,736	—	4,736
Commodities futures and options (4)	262	—	—	262

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of March 31, 2019 and December 31, 2018 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Current portion of long-term debt	$3,553	$5,387	$3,553	$5,387
Long-term debt	3,299,257	3,228,877	3,236,317	3,254,280
Total	$3,302,810	$3,234,264	$3,239,870	$3,259,667

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
7. LEASES
We lease office and retail space, warehouse and distribution facilities, land, vehicles, and equipment. We determine if an agreement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of lease payments over the lease term and are recognized at the lease commencement date.
As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date.
Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. A limited number of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements generally do not contain residual value guarantees or material restrictive covenants.
For real estate, equipment and vehicles that support selling, marketing and general administrative activities the Company accounts for the lease and non-lease components as a single lease component. These asset categories comprise the majority of our leases. The lease and non-lease components of real estate and equipment leases supporting production activities are not accounted for as a single lease component. Consideration for such contracts are allocated to the lease component and non-lease components based upon relative standalone prices either observable or estimated if observable prices are not readily available.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense for the three months ended March 31, 2019 were as follows:

		Three Months Ended
Lease expense	Classification	March 31, 2019
Operating lease cost	Cost of sales or SM&A (1)	$10,214
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,934
Interest on lease liabilities	Interest expense, net	1,101
Net lease cost (2)		$13,249

(1)	Supply chain-related amounts were included in cost of sales.

(2)	Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates as of March 31, 2019 were as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	14.8
Finance leases	32.0

Weighted-average discount rate
Operating leases	3.9%
Finance leases	6.0%

Supplemental balance sheet information related to leases as of March 31, 2019 was as follows:

Leases	Classification	March 31, 2019
Assets
Operating lease ROU assets	Other assets (non-current)	$219,138

Finance lease ROU assets, at cost	Property, plant and equipment, gross	99,551
Accumulated amortization	Accumulated depreciation	(1,364)
Finance lease ROU assets, net	Property, plant and equipment, net	$98,187

Total leased assets		$317,325

Liabilities
Current
Operating	Accrued liabilities	$30,178
Finance	Current portion of long-term debt	3,688
Non-current
Operating	Other long-term liabilities	179,636
Finance	Long-term debt	74,497
Total lease liabilities		$287,999

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturity of our lease liabilities as of March 31, 2019 were as follows:

	Operating leases	Finance leases	Total
2019 (remaining of year)	$28,698	$5,594	$34,292
2020	24,025	6,303	30,328
2021	16,876	4,996	21,872
2022	15,514	4,491	20,005
2023	13,507	4,595	18,102
Thereafter	185,621	169,941	355,562
Total lease payments	284,241	195,920	480,161
Less: Imputed interest	74,427	117,735	192,162
Total lease liabilities	$209,814	$78,185	$287,999

Supplemental cash flow and other information related to leases for the three months ended March 31, 2019 was as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,524
Operating cash flows from finance leases	1,101
Financing cash flows from finance leases	994

ROU assets obtained in exchange for lease liabilities:
Operating leases	717
Finance leases	3,172

8. ASSETS AND LIABILITIES HELD FOR SALE
As of March 31, 2019, the following disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•
The Lotte Shanghai Foods Co., Ltd. joint venture, which was taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, and expect the sale of the remaining business to be completed by mid-2019.

•
Other assets, which are predominantly comprised of select Pennsylvania facilities and land that met the held for sale criteria in the third quarter of 2018. We expect these long-lived assets to be sold during 2019.

The amounts classified as assets and liabilities held for sale at March 31, 2019 include the following:

Assets held for sale, included in prepaid expenses and other assets
Property, plant and equipment, net	$20,905
Other assets	2,516
$23,421

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$596
$596

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded during the three months ended March 31, 2019 and April 1, 2018 related to these activities were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Margin for Growth Program:
Severance	$—	$4,048
Accelerated depreciation	—	717
Other program costs	484	10,088
Operational Optimization Program:
Other program costs	—	1,098
Total	$484	$15,951

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
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over approximately the next nine months. To date, we have incurred pre-tax charges to execute the program totaling $336,779. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business in 2017, as well as the $16,300 incremental impairment charge resulting from the sale of Shanghai Golden Monkey Food Joint Stock Co., Ltd. ("SGM"). In addition to the impairment charges, we have incurred employee separation costs of $47,932 and other business realignment costs of $63,835. We expect the remaining spending on this program to be minimal in 2019, bringing total estimated project costs to approximately $340,000 to $355,000. The cash portion of the total program charges is estimated to be $97,000 to $110,000. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
During 2019, we recognized total costs associated with the Margin for Growth Program of $484. During 2018, we recognized total costs associated with the Margin for Growth Program of $14,853. These charges include employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
2016 Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which included select facility consolidations. The program encompassed the transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as workforce planning efforts and the consolidation of production within certain facilities in China and North America. During the first quarter of 2018, we incurred pre-tax costs totaling $1,098, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. This program was completed in 2018.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Cost of sales	$—	$2,214
Selling, marketing and administrative expense	422	5,513
Business realignment costs	62	8,224
Costs associated with business realignment activities	$484	$15,951

The costs and related benefits of the Margin for Growth Program relate approximately 60% to the North America segment and 40% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
The following table presents the liability activity for costs qualifying as exit and disposal costs for the three months ended March 31, 2019:

Total
Liability balance at December 31, 2018	$14,605
2019 business realignment charges (1)	186
Cash payments	(5,655)
Liability balance at March 31, 2019 (reported within accrued liabilities)	$9,136

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

10. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the three months ended March 31, 2019 and April 1, 2018 were 23.2% and 21.9%, respectively. Relative to the statutory rate, the 2019 effective tax rate was impacted by state taxes and an unfavorable foreign rate differential, which were partially offset by the benefit of ASU 2016-09 for the accounting of employee share-based payments.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $9,807 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

accounting for income tax effects of U.S. tax reform is complete based on additional tax regulations available as of December 31, 2018.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended March 31, 2019 and April 1, 2018 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Service cost	$5,207	$5,335	$38	$58
Interest cost	9,156	7,839	1,959	1,732
Expected return on plan assets	(13,496)	(14,766)	—	—
Amortization of prior service (credit) cost	(1,809)	(1,799)	203	209
Amortization of net loss (gain)	8,420	6,687	(96)	—
Total net periodic benefit cost	$7,478	$3,296	$2,104	$1,999

We made contributions of $898 and $3,763 to the pension plans and other benefits plans, respectively, during the first quarter of 2019. In the first quarter of 2018, we made contributions of $1,005 and $6,444 to our pension plans and other benefit plans, respectively. The contributions in 2019 and 2018 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
12. STOCK COMPENSATION PLANS
We have various stock-based compensation programs under which awards, including stock options, performance stock units (“PSUs”) and performance stock, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock may be granted to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent. These programs and the accounting treatment related thereto are described in Note 10 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Pre-tax compensation expense	$10,556	$10,458
Related income tax benefit	2,322	2,604

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of March 31, 2019, total stock-based compensation cost related to non-vested awards not yet recognized was $92,298 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
A summary of activity relating to grants of stock options for the period ended March 31, 2019 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,394,382	$94.28	5.6 years
Granted	1,640	$109.74
Exercised	(603,525)	$81.10
Forfeited	(16,263)	$104.90
Outstanding as of March 31, 2019	4,776,234	$95.91	5.6 years	$90,361
Options exercisable as of March 31, 2019	3,589,392	$94.22	4.7 years	$73,967

The weighted-average fair value of options granted was $15.25 and $15.58 per share for the periods ended March 31, 2019 and April 1, 2018, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	March 31, 2019	April 1, 2018
Dividend yields	2.7%	2.3%
Expected volatility	17.0%	16.6%
Risk-free interest rates	2.5%	2.8%
Expected term in years	6.5	6.6

The total intrinsic value of options exercised was $17,598 and $9,145 for the periods ended March 31, 2019 and April 1, 2018, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended March 31, 2019 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	999,018	$101.57
Granted	433,109	$113.65
Performance assumption change (1)	(71,694)	$137.34
Vested	(328,136)	$98.05
Forfeited	(9,198)	$101.00
Outstanding as of March 31, 2019	1,023,099	$105.65

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Three Months Ended
	March 31, 2019	April 1, 2018
Units granted	433,109	302,947
Weighted-average fair value at date of grant	$113.65	$98.27
Monte Carlo simulation assumptions:
Estimated values	$48.40	$29.17
Dividend yields	2.6%	2.6%
Expected volatility	20.3%	20.4%

The fair value of shares vested totaled $36,003 and $15,605 for the periods ended March 31, 2019 and April 1, 2018, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 347,073 units as of March 31, 2019. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 90% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

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
As discussed in Note 5, derivatives used to manage commodity price risk are not designated for hedge accounting treatment. These derivatives are recognized at fair market value with the resulting realized and unrealized (gains) losses recognized in unallocated derivative (gains) losses outside of the reporting segment results until the related inventory is sold, at which time the related gains and losses are reallocated to segment income. This enables us to align the derivative gains and losses with the underlying economic exposure being hedged and thereby eliminate the mark-to-market volatility within our reported segment income.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
Our segment net sales and earnings were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Net sales:
North America	$1,806,958	$1,751,688
International and Other	209,530	220,271
Total	$2,016,488	$1,971,959

Segment income:
North America	$564,761	$534,426
International and Other	20,243	17,680
Total segment income	585,004	552,106
Unallocated corporate expense (1)	114,504	123,967
Unallocated mark-to-market losses (gains) on commodity derivatives	27,967	(96,250)
Costs associated with business realignment activities	484	15,951
Acquisition-related costs	3,180	27,926
Operating profit	438,869	480,512
Interest expense, net	37,458	29,339
Other (income) expense, net	5,477	1,942
Income before income taxes	$395,934	$449,231

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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$26,641	$(66,590)
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	1,326	(29,660)
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$27,967	$(96,250)

As of March 31, 2019, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $12,351. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $4,265 to segment operating results in the next twelve months.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
North America	$53,945	$47,985
International and Other	7,350	14,288
Corporate (1)	11,034	12,143
Total	$72,329	$74,416

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 9. Such amounts are not included within our measure of segment income.

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended March 31, 2019
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,386,193	$150,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	463,305	48,500
Total share repurchases	1,849,498	198,500
Shares issued for stock options and incentive compensation	(746,441)	(31,060)
Net change	1,103,057	$167,440

The $100,000 share repurchase program approved by our Board of Directors in October 2017 was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500,000 share repurchase authorization, to commence after the existing 2017 authorization was completed. As of March 31, 2019, $410,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST

Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners.
A roll-forward showing the 2019 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2018	$8,545
Net loss attributable to noncontrolling interest	(477)
Other comprehensive income - foreign currency translation adjustments	555
Balance, March 31, 2019	$8,623

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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
17. EARNINGS PER SHARE
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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	March 31, 2019		April 1, 2018
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$106,700	$39,763	$98,170	$36,130
Allocation of undistributed earnings	115,223	42,672	157,952	57,951
Total earnings—basic	$221,923	$82,435	$256,122	$94,081

Denominator (shares in thousands):
Total weighted-average shares—basic	148,709	60,614	150,114	60,620

Earnings Per Share—basic	$1.49	$1.36	$1.71	$1.55

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$221,923	$82,435	$256,122	$94,081
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	82,435	—	94,081	—
Reallocation of undistributed earnings	—	(209)	—	(343)
Total earnings—diluted	$304,358	$82,226	$350,203	$93,738

Denominator (shares in thousands):
Number of shares used in basic computation	148,709	60,614	150,114	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,620	—
Employee stock options	582	—	844	—
Performance and restricted stock units	422	—	377	—
Total weighted-average shares—diluted	210,327	60,614	211,955	60,620

Earnings Per Share—diluted	$1.45	$1.36	$1.65	$1.55

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The earnings per share calculations for the three months ended March 31, 2019 and April 1, 2018 excluded 1,476 and 3,689 stock options (in thousands), respectively, that would have been antidilutive.
18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Write-down of equity investments in partnerships qualifying for tax credits	$1,152	$434
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	4,337	(98)
Other (income) expense, net	(12)	1,606
Total	$5,477	$1,942

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	March 31, 2019	December 31, 2018
Inventories:
Raw materials	$245,848	$237,086
Goods in process	147,881	107,139
Finished goods	569,486	618,798
Inventories at FIFO	963,215	963,023
Adjustment to LIFO	(171,926)	(178,144)
Total inventories	$791,289	$784,879

Prepaid expenses and other:
Prepaid expenses	$47,735	$68,490
Assets held for sale	23,421	23,421
Other current assets	194,383	180,248
Total prepaid expenses and other	$265,539	$272,159

Property, plant and equipment:
Land	$103,116	$102,074
Buildings	1,219,652	1,211,011
Machinery and equipment	2,981,331	2,988,027
Construction in progress	268,202	280,559
Property, plant and equipment, gross	4,572,301	4,581,671
Accumulated depreciation	(2,464,226)	(2,451,377)
Property, plant and equipment, net	$2,108,075	$2,130,294

Other assets:
Capitalized software, net	$133,328	$126,379
Operating lease ROU assets	219,138	—
Other non-current assets	107,288	126,605
Total other assets	$459,754	$252,984

Accrued liabilities:
Payroll, compensation and benefits	$124,116	$180,546
Advertising, promotion and product allowances	345,642	293,642
Operating lease liabilities	30,178	—
Liabilities held for sale	596	596
Other	150,125	204,379
Total accrued liabilities	$650,657	$679,163

Other long-term liabilities:
Post-retirement benefits liabilities	$193,648	$195,166
Pension benefits liabilities	65,751	66,379
Operating lease liabilities	179,636	—
Other	179,098	184,503
Total other long-term liabilities	$618,133	$446,048

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(93,803)	$(96,678)
Pension and post-retirement benefit plans, net of tax	(200,319)	(205,230)
Cash flow hedges, net of tax	(54,398)	(54,872)
Total accumulated other comprehensive loss	$(348,520)	$(356,780)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2018 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:

•	Overview

•	Non-GAAP Information

•	Consolidated Results of Operations

•	Segment Results

•	Liquidity and Capital Resources
OVERVIEW
The Overview presented below is an executive-level summary highlighting the key trends and measures on which the Company’s management focuses in evaluating its financial condition and operating performance. Certain earnings and performance measures within the Overview include financial information determined on a non-GAAP basis, which aligns with how management internally evaluates the Company's results of operations, determines incentive compensation, and assesses the impact of known trends and uncertainties on the business. A detailed reconciliation of the non-GAAP financial measures referenced herein to their nearest comparable GAAP financial measures follows this summary. For a detailed analysis of the Company's operations prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), referred to as "reported" herein, refer to the discussion and analysis in the Unaudited Consolidated Results of Operations.
Our first quarter 2019 net sales totaled $2,016.5 million, an increase of 2.3%, versus $1,972.0 million for the first quarter 2018, reflecting a volume increase of 1.7%, a benefit from the prior year Amplify and Pirate Brands acquisitions of 0.9%, and a favorable price realization of 0.2%, partially offset by unfavorable impact from foreign currency exchange rates of 0.5%. Excluding foreign currency, our first quarter 2019 net sales increased 2.8%. Consolidated volumes increased due to improvements in the United States driven by a longer Easter season in 2019 versus 2018, as well as new product launches.
Our reported gross margin was 44.3% for the first quarter 2019, a decrease of 510 basis points compared to the first quarter 2018. Our first quarter 2019 non-GAAP gross margin was 45.7%, an increase of 80 basis points compared the first quarter 2018 due to favorable raw material costs, volume and savings from our productivity and cost savings initiatives.
Our first quarter 2019 reported operating profit and reported operating profit margin totaled $438.9 million and 21.8%, respectively, compared to the first quarter 2018 reported operating profit and reported operating profit margin of $480.5 million and 24.4%, respectively. From a non-GAAP perspective, first quarter 2019 adjusted operating profit and adjusted operating profit margin totaled $470.5 million and 23.3%, respectively, compared to the first quarter 2018 adjusted operating profit and adjusted operating profit margin of $428.1 million and 21.7%, respectively. The increase in our adjusted operating profit margin was primarily due to higher non-GAAP gross margin and SM&A efficiencies.
Our first quarter 2019 reported net income and reported EPS-diluted totaled $304.4 million and $1.45, respectively, compared to the first quarter 2018 reported net income and reported EPS-diluted of $350.2 million and $1.65, respectively. From a non-GAAP perspective, first quarter 2019 adjusted net income was $333.5 million, an increase of 11.9% versus adjusted net income of $298.0 million in the first quarter 2018. Our adjusted EPS-diluted for the first quarter 2019 was $1.59 compared to $1.41 for the same period of 2018, an increase of 12.8%. The increases in our adjusted net income and adjusted EPS-diluted in 2019 compared to 2018 were primarily due to favorable operating profit, lower income taxes and fewer weighted-average shares outstanding.

NON-GAAP INFORMATION
Comparability of Certain Financial Measures
The comparability of certain of our financial measures is impacted by unallocated mark-to-market losses (gains) on commodity derivatives, costs associated with business realignment activities and costs relating to the integration of acquisitions.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended
In thousands except per share data	March 31, 2019	April 1, 2018
Reported gross profit	$892,504	$974,060
Derivative mark-to-market losses (gains)	27,967	(96,250)
Business realignment activities	—	2,214
Acquisition-related costs	56	4,962
Non-GAAP gross profit	$920,527	$884,986

Reported operating profit	$438,869	$480,512
Derivative mark-to-market losses (gains)	27,967	(96,250)
Business realignment activities	484	15,951
Acquisition-related costs	3,180	27,926
Non-GAAP operating profit	$470,500	$428,139

Reported provision for income taxes	$92,053	$98,512
Derivative mark-to-market losses (gains)*	1,367	(8,941)
Business realignment activities*	(105)	3,827
Acquisition-related costs*	759	5,403
Non-GAAP provision for income taxes	$94,074	$98,801

Reported net income	$304,358	$350,203
Derivative mark-to-market losses (gains)	26,600	(87,309)
Business realignment activities	589	12,124
Acquisition-related costs	2,421	22,523
Noncontrolling interest share of business realignment and impairment charges	(433)	456
Non-GAAP net income	$333,535	$297,997

Reported EPS - Diluted	$1.45	$1.65
Derivative mark-to-market losses (gains)	0.13	(0.41)
Business realignment activities	—	0.06
Acquisition-related costs	0.01	0.11
Non-GAAP EPS - Diluted	$1.59	$1.41

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended
	March 31, 2019	April 1, 2018
As reported gross margin	44.3%	49.4%
Non-GAAP gross margin (1)	45.7%	44.9%

As reported operating profit margin	21.8%	24.4%
Non-GAAP operating profit margin (2)	23.3%	21.7%

As reported effective tax rate	23.2%	21.9%
Non-GAAP effective tax rate (3)	22.0%	24.9%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market losses (gains) on commodity derivatives
The mark-to-market losses (gains) on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding losses (gains) are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended March 31, 2019 and April 1, 2018, the net adjustment recognized within unallocated was a loss of $28.0 million and a gain of $96.3 million, respectively. See Note 13 to the Unaudited Consolidated Financial Statements for more information.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended March 31, 2019 and April 1, 2018, we incurred $0.5 million and $16.0 million, respectively, of pre-tax costs related to business realignment activities. See Note 9 to the Unaudited Consolidated Financial Statements for more information.

Acquisition-related costs
For the three months ended March 31, 2019 and April 1, 2018, we incurred expenses totaling $3.2 million and $27.9 million, respectively, related to the acquisitions of Amplify in January 2018 and Pirate Brands in October 2018. This primarily includes legal and consultant fees, as well as severance and other costs relating to the integration of the businesses. See Note 2 to the Unaudited Consolidated Financial Statements for more information.

Noncontrolling interest share of business realignment and impairment charges
Certain of the business realignment and impairment charges recorded in connection with the Margin for Growth Program related to Lotte Shanghai Foods Co., Ltd., a joint venture in which we own a 50% controlling interest. Therefore, we have also adjusted for the portion of these charges included within the (income) loss attributed to the non-controlling interest.

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

A reconciliation between reported and constant currency growth rates is provided below:

	Three Months Ended March 31, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
North America segment
Canada	(6.6)%	(4.6)%	(2.0)%
Total North America segment	3.2%	(0.2)%	3.4%

International and Other segment
Mexico	4.6%	(2.5)%	7.1%
Brazil	(17.9)%	(13.4)%	(4.5)%
India	(6.8)%	(8.3)%	1.5%
China	(31.4)%	(4.5)%	(26.9)%
Total International and Other segment	(4.9)%	(3.5)%	(1.4)%

Total Company	2.3%	(0.5)%	2.8%

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent
	March 31, 2019	April 1, 2018	Change
In millions of dollars except per share amounts
Net Sales	$2,016.5	$1,972.0	2.3%
Cost of Sales	1,124.0	997.9	12.6%
Gross Profit	892.5	974.1	(8.4)%
Gross Margin	44.3%	49.4%
SM&A Expense	453.5	485.3	(6.5)%
SM&A Expense as a percent of net sales	22.5%	24.6%
Business Realignment Costs	0.1	8.2	(99.2)%
Operating Profit	438.9	480.5	(8.7)%
Operating Profit Margin	21.8%	24.4%
Interest Expense, Net	37.5	29.3	27.7%
Other (Income) Expense, Net	5.5	1.9	182.0%
Provision for Income Taxes	92.0	98.5	(6.6)%
Effective Income Tax Rate	23.2%	21.9%
Net Income Including Noncontrolling Interest	303.9	350.7	(13.4)%
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(0.5)	0.5	NM
Net Income Attributable to The Hershey Company	$304.4	$350.2	(13.1)%
Net Income Per Share—Diluted	$1.45	$1.65	(12.1)%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.

Results of Operations - First Quarter 2019 vs. First Quarter 2018
Net Sales
Net sales increased 2.3% in the first quarter of 2019 compared to the same period of 2018, reflecting a volume increase of 1.7%, a benefit from the prior year Amplify and Pirate Brands acquisitions of 0.9%, and a favorable price realization of 0.2%, partially offset by unfavorable impact from foreign currency exchange rates of 0.5%. Excluding foreign currency, our first quarter 2019 net sales increased 2.8%. Consolidated volumes increased due to improvements in the United States driven by a longer Easter season in 2019 versus 2018, as well as new product launches.
Key U.S. Marketplace Metrics
For the first quarter of 2019, our total U.S. retail takeaway, including Amplify, decreased 8.7% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway decreased 9.7%, resulting in a CMG market share loss of approximately 47 basis points due to the timing of Easter, which shifted into the second half of April, versus April 1, 2018.
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

Cost of Sales and Gross Margin
Cost of sales increased 12.6% in the first quarter of 2019 compared to the same period of 2018. The increase was driven by an incremental $93.2 million unfavorable impact from mark-to-market adjustments on our commodity derivative instruments intended to economically hedge future years' commodity purchases, higher sales volume, higher freight and logistics costs and higher plant costs. These drivers were partially offset by supply chain productivity.
Gross margin decreased by 510 basis points in the first quarter of 2019 compared to the same period of 2018. The decrease was primarily due to unfavorable year-over-year mark-to-market impact from commodity derivative instruments and higher freight and logistics costs. These factors were partially offset by favorable supply chain productivity and favorable product mix.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $31.8 million or 6.5% in the first quarter of 2019. Total advertising and related consumer marketing expenses declined 0.8% due mainly to spend optimization and shifts relating to our emerging brands. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, decreased approximately 9.7% in the first quarter due to less spending from the Margin for Growth Program and lower acquisition-related costs.
Business Realignment Activities
In the first quarter of 2019 and 2018, we recorded business realignment costs of $0.1 million and $8.2 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 8.7% in the first quarter of 2019 compared to the same period of 2018 due to lower gross profit, partially offset by lower SM&A and lower business realignment costs in the 2019 period, as noted above. Operating profit margin decreased to 21.8% in 2019 from 24.4% in 2018 driven by these same factors.
Interest Expense, Net
Net interest expense was $8.1 million higher in the first quarter of 2019 compared to the same period of 2018. The increase was due to $1.2 billion of notes issued in May 2018, as well as higher interest rates on our short-term debt.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $5.5 million in the first quarter of 2019 versus expense of $1.9 million in the first quarter of 2018. The increase in the net expense was primarily due to higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2019, as well as higher write-downs on equity investments qualifying for federal historic and energy tax credits.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 23.2% for the first quarter of 2019 compared with 21.9% for the first quarter of 2018. Relative to the 21% statutory rate, the 2019 effective tax rate was impacted by state taxes and an unfavorable foreign rate differential, which were partially offset by the benefit of ASU 2016-09 for the accounting of employee share-based payments.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $45.8 million, or 13.1%, while EPS-diluted decreased $0.20, or 12.1%, in the first quarter of 2019 compared to the same period of 2018. The decrease in both net income and EPS-diluted was driven primarily by lower operating profit and higher interest expense in 2019, which were partly offset by lower income taxes, as noted above.

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Net Sales:
North America	$1,806,958	$1,751,688
International and Other	209,530	220,271
Total	$2,016,488	$1,971,959

Segment Income:
North America	$564,761	$534,426
International and Other	20,243	17,680
Total segment income	585,004	552,106
Unallocated corporate expense (1)	114,504	123,967
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	27,967	(96,250)
Costs associated with business realignment activities	484	15,951
Acquisition-related costs	3,180	27,926
Operating profit	438,869	480,512
Interest expense, net	37,458	29,339
Other (income) expense, net	5,477	1,942
Income before income taxes	$395,934	$449,231

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

(2)	Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains). See Note 13 to the Unaudited Consolidated Financial Statements.

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 89.6% and 88.8% of our net sales for the three months ended March 31, 2019 and April 1, 2018, respectively. North America results for the three months ended March 31, 2019 and April 1, 2018 were as follows:

	Three Months Ended		Percent
	March 31, 2019	April 1, 2018	Change
In millions of dollars
Net sales	$1,807.0	$1,751.7	3.2%
Segment income	564.8	534.4	5.7%
Segment margin	31.3%	30.5%
Results of Operations - First Quarter 2019 vs. First Quarter 2018
Net sales of our North America segment increased $55.3 million or 3.2% in 2019 compared to 2018, which includes a 1.6% benefit from the prior year Amplify and Pirate Brands acquisitions. Excluding the Amplify and Pirate Brands acquisitions, our North America segment net sales increased 1.6%. Volume increased 1.4% driven by stronger Easter sales and new product launches. Net price realization increased 0.4% attributed to higher prices on certain products. Foreign currency exchange rates resulted in an unfavorable impact of 0.2%.
Our North America segment income increased $30.4 million or 5.7% in 2019 compared to 2018, primarily due to higher sales volume, favorable price realization, and lower supply chain costs, partially offset by higher freight and logistics costs and higher other plant costs.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 10.4% and 11.2% of our net sales for the three months ended March 31, 2019 and April 1, 2018, respectively. International and Other results for the three months ended March 31, 2019 and April 1, 2018 were as follows:

	Three Months Ended		Percent
	March 31, 2019	April 1, 2018	Change
In millions of dollars
Net sales	$209.5	$220.3	(4.9)%
Segment income	20.2	17.7	14.5%
Segment margin	9.7%	8.0%

Results of Operations - First Quarter 2019 vs. First Quarter 2018
Net sales of our International and Other segment decreased $10.8 million or 4.9% in 2019 compared to 2018, reflecting a 4.6% reduction in net sales primarily from the divestiture of Shanghai Golden Monkey Food Joint Stock Co., Ltd. ("SGM"), an unfavorable impact from foreign currency exchange rates of 3.5%, and unfavorable price realization of 0.8%, partially offset by volume increases of 4.0%. Excluding the divestiture of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 3.2%. The volume increase was primarily attributed to solid marketplace growth in Mexico, India and Regional Markets where constant currency net sales increased by 7.1%, 1.5% and 4.8%, respectively. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $20.2 million in 2019 compared to $17.7 million in 2018, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimized the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, India and Regional Markets.
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
In the first quarter of 2019, unallocated corporate expense totaled $114.5 million, as compared to $124.0 million in 2018 primarily driven by savings from our productivity and cost savings initiatives.
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
At March 31, 2019, our cash and cash equivalents totaled $466.0 million. At December 31, 2018, our cash and cash equivalents totaled $588.0 million. Our cash and cash equivalents during the first three months of 2019 decreased $122.0 million compared to the 2018 year-end balance as a result of the net uses of cash outlined in the following discussion.
Approximately 90% of the balance of our cash and cash equivalents at March 31, 2019 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest funds earned outside of the United States to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.

Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Three Months Ended
In millions of dollars	March 31, 2019	April 1, 2018
Net cash provided by (used in):
Operating activities	$329.9	$352.1
Investing activities	(111.6)	(981.8)
Financing activities	(341.1)	725.9
Effect of exchange rate changes on cash and cash equivalents	0.8	—
Increase (decrease) in cash and cash equivalents	(122.0)	96.2
Operating activities
We generated cash of $329.9 million for operating activities in the first three months of 2019, a decrease of $22.2 million compared to $352.1 million in the same period of 2018. This decrease in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, write-down of equity investments and other charges) resulted in $49 million of lower cash flow in 2019 relative to 2018.

•
Incomes taxes generated cash of $56 million in 2019, compared to $82 million in 2018. This $26 million fluctuation was mainly due to the variance in actual tax expense for 2019 relative to the timing of quarterly estimated tax payments.

•
The above cash results were partially offset by our working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities), which consumed cash of $109 million in 2019 and $168 million in 2018. This $59 million fluctuation was mainly driven by:

◦
$143.8 million decrease in cash used by accounts payable and accrued liabilities, due to the timing of payments for trade-related and other accounts payables, as well as prior year spending necessary to settle certain accrued liabilities acquired in conjunction with the Amplify acquisition, specifically Amplify's acquisition-related costs and accelerated equity compensation.

◦
$90.1 million increase in cash used by accounts receivable, primarily attributed to the timing of sales during the quarter. U.S. sales were measurably higher in the last 15 days of the first quarter of 2019 versus the first quarter of 2018, which drove a higher investment in accounts receivable as of the 2019 quarter-end.

Investing activities
We used cash of $111.6 million for investing activities in the first three months of 2019, a decrease of $870.2 million compared to $981.8 million in the same period of 2018. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $92.8 million in the first three months of 2019 compared to $60.1 million in the same period of 2018. For full year 2019, we expect capital expenditures, including capitalized software, to approximate $330 million to $350 million.

•
Business Acquisition. We had no acquisition or divestiture activity in 2019. In January 2018, we acquired Amplify for $915.5 million, net of cash acquired. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $18.9 million in the first three months of 2019, compared to $6.3 million in the same period of 2018.
Financing activities
We used cash of $341.1 million for financing activities in the first three months of 2019, an increase of $1,067.0 million compared to cash generated of $725.9 million in the same period of 2018. This increase in net cash used in financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2019, we had a net reduction in short-term borrowings of $29.0 million primarily due to repayments on commercial paper, partially offset by increases in short-term foreign borrowings. During the first three months of 2018, we generated cash flow of $1.7 billion through the issuance of short-term commercial paper, partially offset by payments in short-term foreign borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repayment of Amplify's outstanding debt owed under its existing credit agreement.

•
Long-term debt borrowings and repayments. During the first three months of 2019, our long-term debt borrowings and repayments activity was minimal. During the first three months of 2018, we repaid $607.9 million of debt assumed in connection with the Amplify acquisition, including all of the outstanding debt owed by Amplify under its existing credit agreement.

•
Tax receivable obligation. In connection with the Amplify acquisition in 2018, the Company agreed to make a payment to the counterparty of a tax receivable agreement. During the first three months of 2018, we paid $42.5 million of the tax receivable obligation.

•
Share repurchases. We used cash for total share repurchases of $198.5 million and $178.1 million during the first three months of 2019 and 2018, respectively, pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $146.5 million during the first three months of 2019, an increase of $12.2 million compared to $134.3 million in the same period of 2018.

•
Proceeds from the exercise of stock options. We received $34.6 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first three months of 2019, an increase of $32.7 million compared to $1.9 million in the same period of 2018.

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

•	Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;

•	Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;

•	Market demand for new and existing products could decline;

•	Increased marketplace competition could hurt our business;

•	Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;

•	Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;

•	Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•	Political, economic and/or financial market conditions could negatively impact our financial results;

•	Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;

•	Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•	We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies;

•	We may not fully realize the expected costs savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business;

•	Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•	Such other matters as discussed in our 2018 Annual Report on Form 10-K.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total notional amount of interest rate swaps outstanding at March 31, 2019 and December 31, 2018 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at March 31, 2019 and December 31, 2018. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of March 31, 2019 would have increased interest expense by approximately $0.9 million for the first three months of 2019 and $3.5 million for the full year 2018.
In addition, the total amount of short-term debt, net of cash, amounted to $703 million and $610 million, respectively, at March 31, 2019 and December 31, 2018. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of March 31, 2019 would have increased interest expense by approximately $1.8 million for the first three months of 2019 and $9.0 million for the full year 2018.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at March 31, 2019 and December 31, 2018 by approximately $149 million and $121 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $15.1 million as of March 31, 2019 and $4.5 million as of December 31, 2018, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $1,166.1 million as of March 31, 2019 and $693.5 million as of December 31, 2018. At the end of the first quarter 2019, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $125.3 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2018 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several years. We have completed the implementation of certain processes, including our consolidated financial reporting platform in the second quarter of 2018, as well as our trade promotions and direct marketing systems in the first quarter of 2019. These transitions did not result in significant changes in our internal control over financial reporting. However, as the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2018 Annual Report on Form 10-K and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.  There have been no material changes in our risk factors since the filing of our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 27	34,455	$104.96	—	$560,000
January 28 through February 24	1,728,850	$107.50	1,300,000	$419,549
February 25 through March 31	86,193	$110.79	86,193	$410,000
Total	1,849,498	$107.33	1,386,193
(1) During the three months ended March 31, 2019, 463,305 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In October 2017, our Board of Directors approved a $100 million share repurchase authorization.  This program was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization. As of March 31, 2019, approximately $410 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Form of Notice of Award of Restricted Stock Units (effective February 26, 2019).*
10.2	Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 26, 2019).*
10.3	Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, effective February 26, 2019).*
10.4	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 26, 2019).*
10.5	Form of Notice of Award of Performance Stock Units (effective February 26, 2019).*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Patricia A. Little, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Patricia A. Little, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 25, 2019	/s/ Patricia A. Little
Patricia A. Little
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 25, 2019	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)