Form 10-Q
period 2019-06-30
HERSHEY CO
filed 2019-07-25
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
from ______to_______
Commission file number 1-183

THE HERSHEY COMPANY
(Exact name of registrant as specified in its charter)

Delaware	23-0691590
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19 East Chocolate Avenue
Hershey, PA 17033
(Address of principal executive offices)
(Zip Code)

(717) 531-4200
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, one dollar par value	HSY	New York Stock Exchange

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
Common Stock, one dollar par value—148,965,141 shares, as of July 19, 2019.
Class B Common Stock, one dollar par value—60,613,777 shares, as of July 19, 2019.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended June 30, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales	$1,767,217	$1,751,615	$3,783,705	$3,723,574
Cost of sales	892,473	958,195	2,016,457	1,956,094
Gross profit	874,744	793,420	1,767,248	1,767,480
Selling, marketing and administrative expense	453,793	449,548	907,366	934,872
Long-lived asset impairment charges	4,741	27,168	4,741	27,168
Business realignment costs	6,140	980	6,202	9,204
Operating profit	410,070	315,724	848,939	796,236
Interest expense, net	33,776	34,952	71,234	64,291
Other (income) expense, net	13,125	20,766	18,602	22,708
Income before income taxes	363,169	260,006	759,103	709,237
Provision for income taxes	49,898	36,687	141,951	135,199
Net income including noncontrolling interest	313,271	223,319	617,152	574,038
Less: Net income (loss) attributable to noncontrolling interest	431	(3,536)	(46)	(3,020)
Net income attributable to The Hershey Company	$312,840	$226,855	$617,198	$577,058

Net income per share—basic:
Common stock	$1.54	$1.11	$3.03	$2.82
Class B common stock	$1.39	$1.01	$2.75	$2.56

Net income per share—diluted:
Common stock	$1.48	$1.08	$2.93	$2.73
Class B common stock	$1.38	$1.01	$2.74	$2.56

Dividends paid per share:
Common stock	$0.722	$0.656	$1.444	$1.312
Class B common stock	$0.656	$0.596	$1.312	$1.192

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended						For the six months ended
	June 30, 2019			July 1, 2018			June 30, 2019			July 1, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$313,271			$223,319			$617,152			$574,038
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$7,651	$—	7,651	$(22,412)	$—	(22,412)	$11,079	$—	11,079	$(23,679)	$—	(23,679)
Pension and post-retirement benefit plans:
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	—	—	—	(36,535)	(36,535)
Reclassification to earnings	6,720	(1,773)	4,947	5,094	(1,107)	3,987	13,438	(3,580)	9,858	10,191	(2,132)	8,059
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	(2,547)	1,130	(1,417)	3,559	(473)	3,086	(3,336)	1,848	(1,488)	7,804	(1,463)	6,341
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	—	—	—	(11,121)	(11,121)
Reclassification to earnings	1,395	(885)	510	2,463	(585)	1,878	2,833	(1,776)	1,057	4,723	(1,195)	3,528
Total other comprehensive income (loss), net of tax	$13,219	$(1,528)	11,691	$(11,296)	$(2,165)	(13,461)	$24,014	$(3,508)	20,506	$(961)	$(52,446)	(53,407)
Total comprehensive income including noncontrolling interest			$324,962			$209,858			$637,658			$520,631
Comprehensive income (loss) attributable to noncontrolling interest			338			(3,654)			416			(2,354)
Comprehensive income attributable to The Hershey Company			$324,624			$213,512			$637,242			$522,985

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$365,963	$587,998
Accounts receivable—trade, net	538,746	594,145
Inventories	957,953	784,879
Prepaid expenses and other	230,896	272,159
Total current assets	2,093,558	2,239,181
Property, plant and equipment, net	2,107,185	2,130,294
Goodwill	1,805,955	1,801,103
Other intangibles	1,257,868	1,278,292
Other assets	499,303	252,984
Deferred income taxes	29,691	1,166
Total assets	$7,793,560	$7,703,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,792	$502,314
Accrued liabilities	650,922	679,163
Accrued income taxes	16,748	33,773
Short-term debt	886,779	1,197,929
Current portion of long-term debt	353,186	5,387
Total current liabilities	2,387,427	2,418,566
Long-term debt	2,888,043	3,254,280
Other long-term liabilities	636,913	446,048
Deferred income taxes	197,096	176,860
Total liabilities	6,109,479	6,295,754

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2019 and 2018	—	—
Common stock, shares issued: 299,287,967 at June 30, 2019 and December 31, 2018	299,287	299,287
Class B common stock, shares issued: 60,613,777 at June 30, 2019 and December 31, 2018	60,614	60,614
Additional paid-in capital	1,075,187	982,205
Retained earnings	7,358,277	7,032,020
Treasury—common stock shares, at cost: 150,242,266 at June 30, 2019 and 150,172,840 at December 31, 2018	(6,781,509)	(6,618,625)
Accumulated other comprehensive loss	(336,736)	(356,780)
Total—The Hershey Company stockholders’ equity	1,675,120	1,398,721
Noncontrolling interest in subsidiary	8,961	8,545
Total stockholders’ equity	1,684,081	1,407,266
Total liabilities and stockholders’ equity	$7,793,560	$7,703,020

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2019	July 1, 2018
Operating Activities
Net income including noncontrolling interest	$617,152	$574,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,346	150,996
Stock-based compensation expense	23,712	23,546
Deferred income taxes	8,783	1,080
Impairment of long-lived assets (see Note 6)	4,741	27,168
Write-down of equity investments	9,785	19,764
Other	24,117	14,212
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	55,399	100,864
Inventories	(173,074)	(147,090)
Prepaid expenses and other current assets	18,175	(25,966)
Accounts payable and accrued liabilities	(33,797)	(162,054)
Accrued income taxes	(15,499)	54,079
Contributions to pension and other benefit plans	(8,919)	(14,079)
Other assets and liabilities	4,407	(13,676)
Net cash provided by operating activities	679,328	602,882
Investing Activities
Capital additions (including software)	(176,270)	(135,919)
Proceeds from sales of property, plant and equipment and other long-lived assets	154	16,123
Equity investments in tax credit qualifying partnerships	(30,270)	(29,027)
Business acquisitions, net of cash and cash equivalents acquired	—	(915,457)
Net cash used in investing activities	(206,386)	(1,064,280)
Financing Activities
Net (decrease) increase in short-term debt	(311,183)	491,100
Long-term borrowings	5,020	1,199,921
Repayment of long-term debt and finance leases	(4,054)	(606,540)
Repayment of tax receivable obligation	—	(72,000)
Cash dividends paid	(295,483)	(267,879)
Repurchase of common stock	(254,429)	(199,665)
Exercise of stock options	161,399	8,222
Net cash (used in) provided by financing activities	(698,730)	553,159
Effect of exchange rate changes on cash and cash equivalents	3,753	(4,588)
(Decrease) Increase in cash and cash equivalents	(222,035)	87,173
Cash and cash equivalents, beginning of period	587,998	380,179
Cash and cash equivalents, end of period	$365,963	$467,352
Supplemental Disclosure
Interest paid	$72,167	$61,452
Income taxes paid	136,922	70,398

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 30, 2019 and July 1, 2018
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, April 1, 2019	—	299,287	60,614	996,181	7,193,240	(6,786,065)	(348,520)	8,623	1,423,360
Net income					312,840			431	313,271
Other comprehensive income (loss)							11,784	(93)	11,691
Dividends (including dividend equivalents):
Common Stock, $0.722 per share					(108,041)				(108,041)
Class B Common Stock, $0.656 per share					(39,762)				(39,762)
Stock-based compensation				12,665					12,665
Exercise of stock options and incentive-based transactions				66,341		60,485			126,826
Repurchase of common stock						(55,929)			(55,929)
Balance, June 30, 2019	$—	$299,287	$60,614	$1,075,187	$7,358,277	$(6,781,509)	$(336,736)	$8,961	$1,684,081

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, April 2, 2018	—	299,281	60,620	925,965	6,634,316	(6,593,579)	(354,475)	17,527	989,655
Net income (loss)					226,855			(3,536)	223,319
Other comprehensive income (loss)							(13,343)	(118)	(13,461)
Dividends (including dividend equivalents):
Common Stock, $0.656 per share					(97,915)				(97,915)
Class B Common Stock, $0.596 per share					(36,129)				(36,129)
Stock-based compensation				13,602					13,602
Exercise of stock options and incentive-based transactions				479		5,859			6,338
Repurchase of common stock						(21,592)			(21,592)
Balance, July 1, 2018	$—	$299,281	$60,620	$940,046	$6,727,127	$(6,609,312)	$(367,818)	$13,873	$1,063,817

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 30, 2019 and July 1, 2018
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					617,198			(46)	617,152
Other comprehensive income							20,044	462	20,506
Dividends (including dividend equivalents):
Common Stock, $1.444 per share					(215,329)				(215,329)
Class B Common Stock, $1.312 per share					(79,525)				(79,525)
Stock-based compensation				23,128					23,128
Exercise of stock options and incentive-based transactions				69,854		91,545			161,399
Repurchase of common stock						(254,429)			(254,429)
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, June 30, 2019	$—	$299,287	$60,614	$1,075,187	$7,358,277	$(6,781,509)	$(336,736)	$8,961	$1,684,081

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income (loss)					577,058			(3,020)	574,038
Other comprehensive income (loss)							(6,416)	666	(5,750)
Dividends (including dividend equivalents):
Common Stock, $1.312 per share					(196,410)				(196,410)
Class B Common Stock, $1.192 per share					(72,259)				(72,259)
Stock-based compensation				24,076					24,076
Exercise of stock options and incentive-based transactions				(9,008)		17,230			8,222
Repurchase of common stock						(199,665)			(199,665)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, July 1, 2018	$—	$299,281	$60,620	$940,046	$6,727,127	$(6,609,312)	$(367,818)	$13,873	$1,063,817

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
The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and with the rules and regulations for reporting on Form 10-Q. Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. The financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in our opinion, necessary for a fair presentation of the results of operations, financial position, and cash flows for the indicated periods.
Operating results for the quarter ended June 30, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended June 30, 2019 are as follows:

	North America	International and Other	Total
Balance at December 31, 2018	$1,782,845	$18,258	$1,801,103
Foreign currency translation	4,535	317	4,852
Balance at June 30, 2019	$1,787,380	$18,575	$1,805,955

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 30, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,175,847	$(79,057)	$1,173,770	$(60,995)
Customer-related	165,319	(39,371)	163,860	(33,516)
Patents	16,647	(16,281)	16,306	(15,772)
Total	1,357,813	(134,709)	1,353,936	(110,283)

Intangible assets not subject to amortization:
Trademarks	34,764		34,639
Total other intangible assets	$1,257,868		$1,278,292

Total amortization expense for the three months ended June 30, 2019 and July 1, 2018 was $12,672 and $9,834, respectively. Total amortization expense for the six months ended June 30, 2019 and July 1, 2018 was $24,910 and $18,285, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less.  As of June 30, 2019, we maintained a $1.4 billion unsecured revolving credit facility. On July 2, 2019, we terminated this facility, which was scheduled to expire in November 2020, and entered into a new unsecured revolving credit facility. The new facility allows the Company to borrow up to $1.5 billion with the option to increase borrowings by an additional $500 million with the consent of the lenders. This facility is scheduled to expire on July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of June 30, 2019, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $135,778 at June 30, 2019 and $113,189 at December 31, 2018. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At June 30, 2019, we had outstanding commercial paper totaling $751,001, at a weighted average interest rate of 2.4%. At December 31, 2018, we had outstanding commercial paper totaling $1,084,740, at a weighted average interest rate of 2.4%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

	June 30, 2019	December 31, 2018
2.90% Notes due 2020	$350,000	$350,000
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023	500,000	500,000
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Finance lease liabilities	79,218	101,980
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(16,343)	(20,667)
Total long-term debt	3,241,229	3,259,667
Less—current portion	353,186	5,387
Long-term portion	$2,888,043	$3,254,280

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Interest expense	$39,192	$38,098	$79,855	$70,951
Capitalized interest	(1,391)	(1,334)	(2,648)	(2,633)
Interest expense	37,801	36,764	77,207	68,318
Interest income	(4,025)	(1,812)	(5,973)	(4,027)
Interest expense, net	$33,776	$34,952	$71,234	$64,291

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $734,733 as of June 30, 2019 and $693,463 as of December 31, 2018.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit and Mexican Peso. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $99,496 at June 30, 2019 and $29,458 at December 31, 2018. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $32,938 at June 30, 2019 and $11,072 at December 31, 2018. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at June 30, 2019 and December 31, 2018.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at June 30, 2019 and December 31, 2018 was $26,708 and $33,168, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$66	$2,397	$3,394	$485

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	26	—	—	4,832

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	674	6,509	7,230	262
Deferred compensation derivatives	973	—	—	4,736
Foreign exchange contracts	—	651	70	484
	1,647	7,160	7,300	5,482
Total	$1,739	$9,557	$10,694	$10,799

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of June 30, 2019, amounts reflected on a net basis in liabilities were assets of $49,752 and liabilities of $56,261, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2018 were assets of $63,978 and liabilities of $57,351. At June 30, 2019 and December 31, 2018, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 30, 2019 and July 1, 2018 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2019	2018	2019	2018	2019	2018
Commodities futures and options	$55,531	$183	$—	$—	$—	$—
Foreign exchange contracts	(526)	137	(2,547)	3,559	975	(93)
Interest rate swap agreements	—	—	—	—	(2,370)	(2,370)
Deferred compensation derivatives	(2,070)	1,199	—	—	—	—
Total	$52,935	$1,519	$(2,547)	$3,559	$(1,395)	$(2,463)

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 30, 2019 and July 1, 2018 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2019	2018	2019	2018	2019	2018
Commodities futures and options	$28,890	$66,773	$—	$—	$—	$—
Foreign exchange contracts	(311)	(15)	(3,336)	7,804	1,906	43
Interest rate swap agreements	—	—	—	—	(4,739)	(4,766)
Deferred compensation derivatives	973	806	—	—	—	—
Total	$29,552	$67,564	$(3,336)	$7,804	$(2,833)	$(4,723)

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $11,810 as of June 30, 2019. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 30, 2019 and December 31, 2018.

Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset/(Liability)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Long-term debt	$(349,974)	$(354,832)	$26	$(4,832)

For the three months ended June 30, 2019 and July 1, 2018, we recognized net incremental interest expense of $584 and $153, respectively, relating to our fixed-to-floating interest swap arrangements. For the six months ended June 30, 2019 and July 1, 2018, we recognized net incremental interest expense of $1,214 and a net benefit to interest expense of $125 relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 30, 2019 and December 31, 2018:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
June 30, 2019:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$66	$—	$66
Interest rate swap agreements (2)	—	26	—	26
Deferred compensation derivatives (3)	—	973	—	973
Commodities futures and options (4)	674	—	—	674
Liabilities:
Foreign exchange contracts (1)	—	3,048	—	3,048
Commodities futures and options (4)	6,509	—	—	6,509
December 31, 2018:
Assets:
Foreign exchange contracts (1)	$—	$3,464	$—	$3,464
Commodities futures and options (4)	7,230	—	—	7,230
Liabilities:
Foreign exchange contracts (1)	—	969	—	969
Interest rate swap agreements (2)	—	4,832	—	4,832
Deferred compensation derivatives (3)	—	4,736	—	4,736
Commodities futures and options (4)	262	—	—	262

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of June 30, 2019 and December 31, 2018 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Current portion of long-term debt	$354,634	$5,387	$353,186	$5,387
Long-term debt	3,000,018	3,228,877	2,888,043	3,254,280
Total	$3,354,652	$3,234,264	$3,241,229	$3,259,667

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
During the second quarter of 2019, we recorded impairment charges totaling $4,741. These charges are predominantly comprised of select land that has not yet met the held for sale criteria. Additionally, included within our impairment charges is a contingency, that arose after the divestiture of Tyrrells in July 2018. We have recorded a liability for the settlement payment, which we expect to pay in 2019.
In connection with the acquisitions of Amplify in the first quarter of 2018 and Pirate Brands in the fourth quarter of 2018, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. In connection with disposal groups previously classified as held for sale, during the second quarter of 2018, we recorded impairment charges totaling $27,168 to adjust the long-lived asset values within the Shanghai Golden Monkey ("SGM") and Tyrrells disposal groups. These charges represented the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices agreed with the third-party buyers. In July 2018, we sold the SGM and Tyrrells businesses.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of lease expense were as follows:

		Three Months Ended	Six Months Ended
Lease expense	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Cost of sales or SM&A (1)	$10,273	$20,487
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,884	3,818
Interest on lease liabilities	Interest expense, net	1,112	2,213
Net lease cost (2)		$13,269	$26,518

(1)	Supply chain-related amounts were included in cost of sales.

(2)	Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates were as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	13.9
Finance leases	31.6

Weighted-average discount rate
Operating leases	3.8%
Finance leases	5.9%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	June 30, 2019
Assets
Operating lease ROU assets	Other assets (non-current)	$232,034

Finance lease ROU assets, at cost	Property, plant and equipment, gross	100,501
Accumulated amortization	Accumulated depreciation	(3,502)
Finance lease ROU assets, net	Property, plant and equipment, net	$96,999

Total leased assets		$329,033

Liabilities
Current
Operating	Accrued liabilities	$28,603
Finance	Current portion of long-term debt	3,820
Non-current
Operating	Other long-term liabilities	194,665
Finance	Long-term debt	75,398
Total lease liabilities		$302,486

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The maturity of our lease liabilities as of June 30, 2019 were as follows:

	Operating leases	Finance leases	Total
2019 (remaining of year)	$19,036	$3,895	$22,931
2020	33,087	6,980	40,067
2021	29,094	5,746	34,840
2022	15,795	4,642	20,437
2023	13,807	4,613	18,420
Thereafter	185,742	170,193	355,935
Total lease payments	296,561	196,069	492,630
Less: Imputed interest	73,293	116,851	190,144
Total lease liabilities	$223,268	$79,218	$302,486

Supplemental cash flow and other information related to leases were as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,142
Operating cash flows from finance leases	2,213
Financing cash flows from finance leases	1,920

ROU assets obtained in exchange for lease liabilities:
Operating leases	21,838
Finance leases	3,498

8. ASSETS AND LIABILITIES HELD FOR SALE
As of June 30, 2019, the following disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•
The Lotte Shanghai Foods Co., Ltd. joint venture, which was taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, as well as the second quarter of 2019 and expect the sale of the remaining business to be completed during 2019.

•
Other assets, which are predominantly comprised of select Pennsylvania facilities and land that met the held for sale criteria in the third quarter of 2018. We expect these long-lived assets to be sold during 2019.

The amounts classified as assets and liabilities held for sale at June 30, 2019 include the following:

Assets held for sale, included in prepaid expenses and other assets
Property, plant and equipment, net	$20,905
Other assets	2,434
$23,339

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$376
$376

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs recorded during the three and six months ended June 30, 2019 and July 1, 2018 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Margin for Growth Program:
Severance	$5,823	$3,014	$5,823	$7,062
Accelerated depreciation	—	6,527	—	7,244
Other program costs	555	5,117	1,039	15,205
Operational Optimization Program:
Other program costs	—	638	—	1,736
Total	$6,378	$15,296	$6,862	$31,247

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
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over the next several months. To date, we have incurred pre-tax charges to execute the program totaling $343,157. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business in 2017, as well as the $16,300 incremental impairment charge resulting from the sale of Shanghai Golden Monkey Food Joint Stock Co., Ltd. ("SGM"). In addition to the impairment charges, we have incurred employee separation costs of $53,755 and other business realignment costs of $64,390. We expect the remaining spending on this program to be minimal in 2019. The cash portion of the total program charges is estimated to be $101,000. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
For the three and six months ended June 30, 2019, we recognized total costs associated with the Margin for Growth Program of $6,378 and $6,862, respectively. During 2018, we recognized total costs associated with the Margin for Growth Program of $14,658 and $29,511 for the three and six months ended July 1, 2018, respectively. These charges include employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Cost of sales	$—	$7,322	$—	$9,536
Selling, marketing and administrative expense	238	6,994	660	12,507
Business realignment costs	6,140	980	6,202	9,204
Costs associated with business realignment activities	$6,378	$15,296	$6,862	$31,247

The costs and related benefits of the Margin for Growth Program relate approximately 63% to the North America segment and 37% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
The following table presents the liability activity for costs qualifying as exit and disposal costs for the six months ended June 30, 2019:

Total
Liability balance at December 31, 2018	$14,605
2019 business realignment charges (1)	6,862
Cash payments	(8,489)
Liability balance at June 30, 2019 (reported within accrued liabilities)	$12,978

(1)	The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
10. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the six months ended June 30, 2019 and July 1, 2018 were 18.7% and 19.1%, respectively. Relative to the statutory rate, the 2019 effective tax rate was impacted by a change to foreign valuation allowances, the benefit of ASU 2016-09 for accounting of employee share-based payment, and investment tax credits, which were partially offset by state taxes.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway.  We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $11,267 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended June 30, 2019 and July 1, 2018 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$5,210	$5,324	$37	$58
Interest cost	9,150	7,827	1,959	1,732
Expected return on plan assets	(13,493)	(14,752)	—	—
Amortization of prior service (credit) cost	(1,808)	(1,799)	203	209
Amortization of net loss (gain)	8,421	6,884	(96)	—
Total net periodic benefit cost	$7,480	$3,484	$2,103	$1,999

We made contributions of $272 and $3,986 to the pension plans and other benefits plans, respectively, during the second quarter of 2019. In the second quarter of 2018, we made contributions of $296 and $6,334 to our pension plans and other benefit plans, respectively. The contributions in 2019 and 2018 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended June 30, 2019 and July 1, 2018 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$10,417	$10,659	$75	$116
Interest cost	18,306	15,666	3,918	3,464
Expected return on plan assets	(26,989)	(29,518)	—	—
Amortization of prior service (credit) cost	(3,617)	(3,598)	406	418
Amortization of net loss (gain)	16,841	13,371	(192)	—
Total net periodic benefit cost	$14,958	$6,580	$4,207	$3,998

We made contributions of $1,170 and $7,749 to the pension plans and other benefits plans, respectively, during the first six months of 2019. In the first six months of 2018, we made contributions of $1,301 and $12,778 to our pension plans and other benefit plans, respectively. The contributions in 2019 and 2018 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Pre-tax compensation expense	$13,156	$13,088	$23,712	$23,546
Related income tax benefit	2,160	2,364	4,482	4,968

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of June 30, 2019, total stock-based compensation cost related to non-vested awards not yet recognized was $76,244 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended June 30, 2019 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,394,382	$94.28	5.6 years
Granted	1,640	$109.74
Exercised	(2,001,947)	$88.01
Forfeited	(63,264)	$101.62
Outstanding as of June 30, 2019	3,330,811	$97.91	5.7 years	$120,304
Options exercisable as of June 30, 2019	2,244,965	$96.41	4.6 years	$84,449

The weighted-average fair value of options granted was $15.25 and $15.57 per share for the periods ended June 30, 2019 and July 1, 2018, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	June 30, 2019	July 1, 2018
Dividend yields	2.7%	2.3%
Expected volatility	17.0%	16.6%
Risk-free interest rates	2.5%	2.8%
Expected term in years	6.5	6.6

The total intrinsic value of options exercised was $67,117 and $12,386 for the periods ended June 30, 2019 and July 1, 2018, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended June 30, 2019 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	999,018	$101.57
Granted	442,672	$113.71
Performance assumption change (1)	53,544	$138.83
Vested	(372,037)	$99.00
Forfeited	(55,481)	$108.73
Outstanding as of June 30, 2019	1,067,716	$109.19

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Six Months Ended
	June 30, 2019	July 1, 2018
Units granted	442,672	361,068
Weighted-average fair value at date of grant	$113.71	$97.92
Monte Carlo simulation assumptions:
Estimated values	$48.40	$29.17
Dividend yields	2.6%	2.6%
Expected volatility	20.3%	20.4%

The fair value of shares vested totaled $40,163 and $19,740 for the periods ended June 30, 2019 and July 1, 2018, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 338,651 units as of June 30, 2019. Each unit is equivalent to one share of the Company’s Common Stock.
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
Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net sales:
North America	$1,568,040	$1,559,952	$3,374,998	$3,311,640
International and Other	199,177	191,663	408,707	411,934
Total	$1,767,217	$1,751,615	$3,783,705	$3,723,574

Segment income:
North America	$470,898	$443,859	$1,035,659	$978,285
International and Other	21,944	16,627	42,187	34,307
Total segment income	492,842	460,486	1,077,846	1,012,592
Unallocated corporate expense (1)	122,879	121,006	237,383	244,973
Unallocated mark-to-market gains on commodity derivatives	(53,552)	(20,831)	(25,585)	(117,081)
Long-lived asset impairment charges	4,741	27,168	4,741	27,168
Costs associated with business realignment activities	6,378	15,296	6,862	31,247
Acquisition-related costs	2,326	4,781	5,506	32,707
Gain on sale of licensing rights	—	(2,658)	—	(2,658)
Operating profit	410,070	315,724	848,939	796,236
Interest expense, net	33,776	34,952	71,234	64,291
Other (income) expense, net	13,125	20,766	18,602	22,708
Income before income taxes	$363,169	$260,006	$759,103	$709,237

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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net gains on mark-to-market valuation of commodity derivative positions recognized in income	$(55,531)	$(183)	$(28,890)	$(66,773)
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	1,979	(20,648)	3,305	(50,308)
Net gains on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(53,552)	$(20,831)	$(25,585)	$(117,081)

As of June 30, 2019, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $65,903. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $21,714 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
North America	$55,137	$52,186	$109,082	$100,171
International and Other	7,314	6,542	14,664	20,830
Corporate (1)	9,566	17,852	20,600	29,995
Total	$72,017	$76,580	$144,346	$150,996

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 9. Such amounts are not included within our measure of segment income.

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended June 30, 2019
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,386,193	$150,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	883,305	104,429
Total share repurchases	2,269,498	254,429
Shares issued for stock options and incentive compensation	(2,200,072)	(91,545)
Net change	69,426	$162,884

The $100,000 share repurchase program approved by our Board of Directors in October 2017 was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500,000 share repurchase authorization, to commence after the existing 2017 authorization was completed. As of June 30, 2019, $410,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST

Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners.
A roll-forward showing the 2019 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2018	$8,545
Net loss attributable to noncontrolling interest	(46)
Other comprehensive income - foreign currency translation adjustments	462
Balance, June 30, 2019	$8,961

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	June 30, 2019		July 1, 2018
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$109,258	$39,762	$97,450	$36,129
Allocation of undistributed earnings	119,616	44,204	68,097	25,179
Total earnings—basic	$228,874	$83,966	$165,547	$61,308

Denominator (shares in thousands):
Total weighted-average shares—basic	149,025	60,614	148,948	60,620

Earnings Per Share—basic	$1.54	$1.39	$1.11	$1.01

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$228,874	$83,966	$165,547	$61,308
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	83,966	—	61,308	—
Reallocation of undistributed earnings	—	(254)	—	(100)
Total earnings—diluted	$312,840	$83,712	$226,855	$61,208

Denominator (shares in thousands):
Number of shares used in basic computation	149,025	60,614	148,948	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,620	—
Employee stock options	817	—	559	—
Performance and restricted stock units	361	—	251	—
Total weighted-average shares—diluted	210,817	60,614	210,378	60,620

Earnings Per Share—diluted	$1.48	$1.38	$1.08	$1.01

The earnings per share calculations for the three months ended June 30, 2019 and July 1, 2018 excluded 47 and 4,196 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Six Months Ended
	June 30, 2019		July 1, 2018
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$215,958	$79,525	$195,620	$72,259
Allocation of undistributed earnings	234,836	86,879	225,956	83,223
Total earnings—basic	$450,794	$166,404	$421,576	$155,482

Denominator (shares in thousands):
Total weighted-average shares—basic	148,864	60,614	149,534	60,620

Earnings Per Share—basic	$3.03	$2.75	$2.82	$2.56

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$450,794	$166,404	$421,576	$155,482
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	166,404	—	155,482	—
Reallocation of undistributed earnings	—	(462)	—	(411)
Total earnings—diluted	$617,198	$165,942	$577,058	$155,071

Denominator (shares in thousands):
Number of shares used in basic computation	148,864	60,614	149,534	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,620	—
Employee stock options	699	—	702	—
Performance and restricted stock units	391	—	314	—
Total weighted-average shares—diluted	210,568	60,614	211,170	60,620

Earnings Per Share—diluted	$2.93	$2.74	$2.73	$2.56

The earnings per share calculations for the six months ended June 30, 2019 and July 1, 2018 excluded 1,476 and 4,196 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Write-down of equity investments in partnerships qualifying for tax credits	$8,633	$19,330	$9,785	$19,764
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	4,336	(98)	8,673	(196)
Other (income) expense, net	156	1,534	144	3,140
Total	$13,125	$20,766	$18,602	$22,708

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	June 30, 2019	December 31, 2018
Inventories:
Raw materials	$264,526	$237,086
Goods in process	155,142	107,139
Finished goods	710,211	618,798
Inventories at FIFO	1,129,879	963,023
Adjustment to LIFO	(171,926)	(178,144)
Total inventories	$957,953	$784,879

Prepaid expenses and other:
Prepaid expenses	$52,940	$68,490
Assets held for sale	23,339	23,421
Other current assets	154,617	180,248
Total prepaid expenses and other	$230,896	$272,159

Property, plant and equipment:
Land	$103,232	$102,074
Buildings	1,224,227	1,211,011
Machinery and equipment	3,044,187	2,988,027
Construction in progress	247,668	280,559
Property, plant and equipment, gross	4,619,314	4,581,671
Accumulated depreciation	(2,512,129)	(2,451,377)
Property, plant and equipment, net	$2,107,185	$2,130,294

Other assets:
Capitalized software, net	$137,193	$126,379
Operating lease ROU assets	232,034	—
Other non-current assets	130,076	126,605
Total other assets	$499,303	$252,984

Accrued liabilities:
Payroll, compensation and benefits	$156,329	$180,546
Advertising, promotion and product allowances	275,082	286,028
Operating lease liabilities	28,603	—
Liabilities held for sale	376	596
Other	190,532	211,993
Total accrued liabilities	$650,922	$679,163

Other long-term liabilities:
Post-retirement benefits liabilities	$191,900	$195,166
Pension benefits liabilities	66,312	66,379
Operating lease liabilities	194,665	—
Other	184,036	184,503
Total other long-term liabilities	$636,913	$446,048

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(86,061)	$(96,678)
Pension and post-retirement benefit plans, net of tax	(195,372)	(205,230)
Cash flow hedges, net of tax	(55,303)	(54,872)
Total accumulated other comprehensive loss	$(336,736)	$(356,780)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The MD&A is organized in the following sections:

•	Overview

•	Consolidated Results of Operations

•	Segment Results

•	Non-GAAP Information

•	Liquidity and Capital Resources
OVERVIEW
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30, 2019	July 1, 2018	Change	June 30, 2019	July 1, 2018	Change
In millions of dollars except per share amounts
Net Sales	$1,767.2	$1,751.6	0.9%	$3,783.7	$3,723.6	1.6%
Cost of Sales	892.5	958.2	(6.9)%	2,016.5	1,956.1	3.1%
Gross Profit	874.7	793.4	10.2%	1,767.2	1,767.5	—%
Gross Margin	49.5%	45.3%		46.7%	47.5%
SM&A Expense	453.8	449.5	0.9%	907.4	934.9	(2.9)%
SM&A Expense as a percent of net sales	25.7%	25.7%		24.0%	25.1%
Long-Lived Asset Impairment Charges	4.7	27.2	(82.5)%	4.7	27.2	(82.5)%
Business Realignment Costs	6.1	1.0	526.5%	6.2	9.2	(32.6)%
Operating Profit	410.1	315.7	29.9%	848.9	796.2	6.6%
Operating Profit Margin	23.2%	18.0%		22.4%	21.4%
Interest Expense, Net	33.8	35.0	(3.4)%	71.2	64.3	10.8%
Other (Income) Expense, Net	13.1	20.8	(36.8)%	18.6	22.7	(18.1)%
Provision for Income Taxes	49.9	36.7	36.0%	141.9	135.2	5.0%
Effective Income Tax Rate	13.7%	14.1%		18.7%	19.1%
Net Income Including Noncontrolling Interest	313.3	223.2	40.3%	617.2	574.0	7.5%
Less: Net Income (Loss) Attributable to Noncontrolling Interest	0.4	(3.5)	NM	—	(3.0)	NM
Net Income Attributable to The Hershey Company	$312.9	$226.7	37.9%	$617.2	$577.0	7.0%
Net Income Per Share—Diluted	$1.48	$1.08	37.0%	$2.93	$2.73	7.3%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.

Results of Operations - Second Quarter 2019 vs. Second Quarter 2018
Net Sales
Net sales increased 0.9% in the second quarter of 2019 compared to the same period of 2018, reflecting a favorable price realization of 1.2% due to higher prices on certain products and a volume increase of 0.6%, partially offset by a an unfavorable net impact of acquisitions and divestitures of 0.6% and an unfavorable impact from foreign currency exchange rates of 0.3%. Excluding foreign currency, our second quarter 2019 net sales increased 1.2%. Consolidated volumes increased due to innovation growth in 2019, as well as solid marketplace growth in select international markets.
Key U.S. Marketplace Metrics
For the second quarter of 2019, our total U.S. retail takeaway, including Amplify, increased 17.1% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 20.0%, resulting in a CMG market share gain of approximately 46 basis points.
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
Cost of Sales and Gross Margin
Cost of sales decreased 6.9% in the second quarter of 2019 compared to the same period of 2018. The decrease was driven by an incremental $55.3 million favorable impact from mark-to-market adjustments on our commodity derivative instruments intended to economically hedge future years' commodity purchases and favorable supply chain productivity. These drivers were partially offset by higher freight and logistics costs and higher plant costs.
Gross margin increased by 420 basis points in the second quarter of 2019 compared to the same period of 2018. The increase was primarily due to favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable product mix, and favorable supply chain productivity. These factors were partially offset by higher freight and logistic costs.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $4.2 million or 0.9% in the second quarter of 2019. Total advertising and related consumer marketing expenses increased 5.6% driven by advertising increases in both North America and International and Other markets. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, decreased approximately 1.4% in the second quarter due to less spending from the Margin for Growth Program and lower acquisition-related costs.
Long-Lived Asset Impairment Charges
During the second quarter of 2019, we recorded long-lived asset impairment charges of $4.7 million, which are predominantly comprised of select land that has not yet met the held for sale criteria. Additionally, included within our impairment charges is a contingency, that arose after the divestiture of Tyrrells in July 2018. In the second quarter of 2018, we recorded long-lived asset impairment charges of $27.2 million associated with the SGM and Tyrrells disposal groups. These charges represented the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. In July 2018, we sold the SGM and Tyrrells businesses.
Business Realignment Activities
In the second quarter of 2019 and 2018, we recorded business realignment costs of $6.1 million and $1.0 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 29.9% in the second quarter of 2019 compared to the same period of 2018 due to higher gross profit and lower long-lived asset impairment charges, partially offset by higher business realignment costs in the 2019 period and higher SM&A, as noted above. Operating profit margin increased to 23.2% in 2019 from 18.0% in 2018 driven by these same factors.
Interest Expense, Net
Net interest expense was $1.2 million lower in the second quarter of 2019 compared to the same period of 2018. The decrease was due to higher interest income related to an international local tax settlement, as well as lower levels of commercial paper and outstanding long-term debt.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $13.1 million in the second quarter of 2019 versus expense of $20.8 million in the second quarter of 2018. The decrease in the net expense was primarily due to lower write-downs on equity investments qualifying for federal historic and energy tax credits, partially offset by higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2019.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 13.7% for the second quarter of 2019 compared with 14.1% for the second quarter of 2018. Relative to the statutory rate, the 2019 effective tax rate was impacted by a change to foreign valuation allowances, the benefit of ASU 2016-09 for accounting of employee share-based payment, and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $86.0 million, or 37.9%, while EPS-diluted increased $0.40, or 37.0%, in the second quarter of 2019 compared to the same period of 2018. The increase in both net income and EPS-diluted was driven primarily by higher operating profit, which were partly offset by higher income taxes, as noted above.

Results of Operations - First Six Months 2019 vs. First Six Months 2018
Net Sales
Net sales increased 1.6% in the first six months of 2019 compared to the same period of 2018, reflecting a volume increase of 1.1%, favorable price realization of 0.8% due to higher prices on certain products, and a 0.2% benefit from net acquisitions and divestitures, partially offset by unfavorable impact from foreign currency exchange rates of 0.5%. Excluding foreign currency, our first six months of 2019 net sales increased 2.1%. Consolidated volumes increased due to stronger Easter sales and innovation growth in 2019, as well as solid marketplace growth in select international markets.
Cost of Sales and Gross Margin
Cost of sales increased 3.1% in the first six months of 2019 compared to the same period of 2018. The increase was driven by a $37.9 million unfavorable impact from mark-to-market adjustments on our commodity derivative instruments intended to economically hedge future years' commodity purchases, higher sales volume, higher freight and logistics costs and higher plant costs. These drivers were partially offset by supply chain productivity.
Gross margin decreased by 80 basis points in the first six months of 2019 compared to the same period of 2018. The decrease was primarily due to higher freight and logistic costs and unfavorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were partially offset by favorable supply chain productivity and favorable product mix.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $27.5 million or 2.9% in the first six months of 2019. Total advertising and related consumer marketing expenses increased 2.2% driven by advertising increases in both North America and International and Other markets. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, decreased approximately 5.7% in the first six months of 2019 due to less spending from the Margin for Growth Program and lower acquisition-related costs.
Long-Lived Asset Impairment Charges
During the first six months of 2019, we recorded long-lived asset impairment charges of $4.7 million, which are predominantly comprised of select land that has not yet met the held for sale criteria. Additionally, included within our impairment charges is a contingency, that arose after the divestiture of Tyrrells in July 2018. During the first six months of 2018, we recorded long-lived asset impairment charges of $27.2 million associated with the SGM and Tyrrells disposal groups. These charges represented the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. In July 2018, we sold the SGM and Tyrrells businesses.
Business Realignment Activities
In the first six months of 2019 and 2018, we recorded business realignment costs of $6.2 million and $9.2 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.

Operating Profit and Operating Profit Margin
Operating profit increased 6.6% in the first six months of 2019 compared to the same period of 2018 due to lower SM&A, lower long-lived asset impairment charges, and lower business realignment cost in the 2019 period, as noted above. Operating profit margin increased to 22.4% in 2019 from 21.4% in 2018 driven by these same factors.
Interest Expense, Net
Net interest expense was $6.9 million higher in the first six months of 2019 compared to the same period of 2018. The increase was due to $1.2 billion of notes issued in May 2018, as well as higher interest rates on our short-term debt.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $18.6 million in the first six months of 2019 versus expense of $22.7 million in the first six months of 2018. The decrease in the net expense was primarily due to lower write-downs on equity investments qualifying for federal historic and energy tax credits, partially offset by higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2019.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 18.7% for the first six months of 2019 compared with 19.1% for the first six months of 2018. Relative to the statutory rate, the 2019 effective tax rate was impacted by a change to foreign valuation allowances, the benefit of ASU 2016-09 for accounting of employee share-based payment, and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $40.1 million, or 7.0%, while EPS-diluted increased $0.20, or 7.3%, in the first six months of 2019 compared to the same period of 2018. The increase in both net income and EPS-diluted was driven primarily by higher operating profit, which was partly offset by higher interest expense and higher income taxes, as noted above.
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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net Sales:
North America	$1,568,040	$1,559,952	$3,374,998	$3,311,640
International and Other	199,177	191,663	408,707	411,934
Total	$1,767,217	$1,751,615	$3,783,705	$3,723,574

Segment Income:
North America	$470,898	$443,859	$1,035,659	$978,285
International and Other	21,944	16,627	42,187	34,307
Total segment income	492,842	460,486	1,077,846	1,012,592
Unallocated corporate expense (1)	122,879	121,006	237,383	244,973
Unallocated mark-to-market gains on commodity derivatives (2)	(53,552)	(20,831)	(25,585)	(117,081)
Long-lived and intangible asset impairment charges	4,741	27,168	4,741	27,168
Costs associated with business realignment activities	6,378	15,296	6,862	31,247
Acquisition-related costs	2,326	4,781	5,506	32,707
Gain on sale of licensing rights	—	(2,658)	—	(2,658)
Operating profit	410,070	315,724	848,939	796,236
Interest expense, net	33,776	34,952	71,234	64,291
Other (income) expense, net	13,125	20,766	18,602	22,708
Income before income taxes	$363,169	$260,006	$759,103	$709,237

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.7% and 89.1% of our net sales for the three months ended June 30, 2019 and July 1, 2018, respectively. North America results for the three and six months ended June 30, 2019 and July 1, 2018 were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30, 2019	July 1, 2018	Change	June 30, 2019	July 1, 2018	Change
In millions of dollars
Net sales	$1,568.0	$1,560.0	0.5%	$3,375.0	$3,311.6	1.9%
Segment income	470.9	443.9	6.1%	1,035.7	978.3	5.9%
Segment margin	30.0%	28.5%		30.7%	29.5%
Results of Operations - Second Quarter 2019 vs. Second Quarter 2018
Net sales of our North America segment increased $8.0 million or 0.5% in 2019 compared to the same period in 2018, reflecting a favorable price realization of 1.5% attributed to higher prices on certain products. This was partially offset by a volume decrease of 0.5%, an unfavorable net impact of acquisitions and divestitures of 0.3% and an unfavorable impact from foreign currency exchange rates of 0.2%. Excluding the Pirate Brands acquisition and Tyrrells divestiture, our North America segment net sales increased 0.8%.
Our North America segment income increased $27.0 million or 6.1% in 2019 compared to 2018, primarily due to favorable sales mix and price realization, as well as favorable commodity costs, partially offset by higher advertising expense, higher freight and logistics costs, higher supply chain-related costs and lower sales volume.
Results of Operations - First Six Months 2019 vs. First Six Months 2018
Net sales of our North America segment increased $63.4 million or 1.9% in 2019 compared to 2018, which includes a 0.7% benefit from net acquisitions and divestitures. Excluding the Amplify and Pirate Brands acquisitions and Tyrrells divestiture, our North America segment net sales increased 1.2%. Net price realization increased 0.9% attributed to higher prices on certain products. Volume increased 0.5% driven by stronger Easter sales and innovation growth in 2019. Foreign currency exchange rates resulted in an unfavorable impact of 0.2%.
Our North America segment income increased $57.4 million or 5.9% in 2019 compared to 2018, primarily due to favorable sales mix and price realization and higher sales volume, as well as favorable commodity costs, partially offset by higher advertising expense, higher freight and logistics costs and higher supply chain-related costs.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.3% and 10.9% of our net sales for the three months ended June 30, 2019 and July 1, 2018, respectively. International and Other results for the three and six months ended June 30, 2019 and July 1, 2018 were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 30, 2019	July 1, 2018	Change	June 30, 2019	July 1, 2018	Change
In millions of dollars
Net sales	$199.2	$191.7	3.9%	$408.7	$411.9	(0.8)%
Segment income	21.9	16.6	31.9%	42.2	34.3	23.0%
Segment margin	11.0%	8.7%		10.3%	8.3%
Results of Operations - Second Quarter 2019 vs. Second Quarter 2018
Net sales of our International and Other segment increased $7.5 million or 3.9% in 2019 compared to the same period in 2018, reflecting a volume increase of 9.6%. This was partially offset by a 3.2% reduction in net sales primarily from the divestiture of SGM, an unfavorable price realization of 1.3% and unfavorable impact from foreign currency exchange rates of 1.2%. Excluding the divestiture of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 8.3%. The volume increase was primarily attributed to solid marketplace growth in Mexico, India and Regional Markets where constant currency net sales increased by 6.7%, 3.6%, and 18.0%, respectively. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $21.9 million in 2019 compared to $16.6 million in 2018, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimized the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, India and Regional Markets.
Results of Operations - First Six Months 2019 vs. First Six Months 2018
Net sales of our International and Other segment decreased $3.2 million or 0.8% in 2019 compared to the same period 2018, reflecting a 4.0% reduction in net sales primarily from the divestiture of SGM, an unfavorable impact from foreign currency exchange rates of 2.4%, and unfavorable price realization of 0.6%, partially offset by volume increases of 6.2%. Excluding the divestiture of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 5.6%. The volume increase was primarily attributed to solid marketplace growth in Mexico, India and Regional Markets where constant currency net sales increased by 6.9%, 2.4% and 10.6%, respectively. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $42.2 million in 2019 compared to $34.3 million in 2018, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimized the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, India and Regional Markets.

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
In the second quarter of 2019, unallocated corporate expense totaled $122.9 million, as compared to $121.0 million in 2018 primarily driven by compensation increases. In the first six months of 2019, unallocated corporate expense totaled $237.4 million, as compared to $245.0 million in the same period of 2018, primarily driven by savings from our productivity and cost savings initiatives.
NON-GAAP INFORMATION
Comparability of Certain Financial Measures
The comparability of certain of our financial measures is impacted by unallocated mark-to-market (gains) losses on commodity derivatives, costs associated with business realignment activities and costs relating to the integration of acquisitions.
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

Reconciliation of Certain Non-GAAP Financial Measures
Consolidated results	Three Months Ended		Six Months Ended
In thousands except per share data	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Reported gross profit	$874,744	$793,420	$1,767,248	$1,767,480
Derivative mark-to-market gains	(53,552)	(20,831)	(25,585)	(117,081)
Business realignment activities	—	7,322	—	9,536
Acquisition-related costs	—	25	56	4,987
Non-GAAP gross profit	$821,192	$779,936	$1,741,719	$1,664,922

Reported operating profit	$410,070	$315,724	$848,939	$796,236
Derivative mark-to-market gains	(53,552)	(20,831)	(25,585)	(117,081)
Business realignment activities	6,378	15,296	6,862	31,247
Acquisition-related costs	2,326	4,781	5,506	32,707
Long-lived asset impairment charges	4,741	27,168	4,741	27,168
Gain on sale of licensing rights	—	(2,658)	—	(2,658)
Non-GAAP operating profit	$369,963	$339,480	$840,463	$767,619

Reported provision for income taxes	$49,898	$36,687	$141,951	$135,199
Derivative mark-to-market gains*	(4,541)	(2,754)	(3,174)	(11,695)
Business realignment activities*	1,897	11,676	1,792	15,503
Acquisition-related costs*	557	1,076	1,316	6,479
Gain on sale of licensing rights*	—	(1,203)	—	(1,203)
Non-GAAP provision for income taxes	$47,811	$45,482	$141,885	$144,283

Reported net income	$312,840	$226,855	$617,198	$577,058
Derivative mark-to-market gains	(49,011)	(18,077)	(22,411)	(105,386)
Business realignment activities	4,481	3,619	5,070	15,743
Acquisition-related costs	1,769	3,705	4,190	26,228
Long-lived asset impairment charges	4,741	27,168	4,741	27,168
Noncontrolling interest share of business realignment and impairment charges	417	(1,246)	(16)	(790)
Gain on sale of licensing rights	—	(1,455)	—	(1,455)
Non-GAAP net income	$275,237	$240,569	$608,772	$538,566

Reported EPS - Diluted	$1.48	$1.08	$2.93	$2.73
Derivative mark-to-market gains	(0.25)	(0.10)	(0.12)	(0.55)
Business realignment activities	0.03	0.07	0.03	0.16
Acquisition-related costs	0.01	0.02	0.03	0.15
Long-lived asset impairment charges	0.02	0.13	0.02	0.13
Noncontrolling interest share of business realignment and impairment charges	—	(0.01)	—	—
Gain on sale of licensing rights	—	(0.01)	—	(0.01)
Tax effect of all adjustments reflected above**	0.02	(0.04)	—	(0.06)
Non-GAAP EPS - Diluted	$1.31	$1.14	$2.89	$2.55

* The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the Company's quarterly effective tax rate, unless the nature of the item and/or the tax jurisdiction in which the item has been recorded requires application of a specific tax rate or tax treatment, in which case the tax effect of such item is estimated by applying such specific tax rate or tax treatment.
** Adjustments reported above are reported on a pre-tax basis before the tax effect described in the reconciliation above for Non-GAAP provision for income taxes. There is no tax effect associated with adjustments for Long-lived asset impairment charges and Noncontrolling interest share of business realignment and impairment charges.

In the assessment of our results, we review and discuss the following financial metrics that are derived from the reported and non-GAAP financial measures presented above:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
As reported gross margin	49.5%	45.3%	46.7%	47.5%
Non-GAAP gross margin (1)	46.5%	44.5%	46.0%	44.7%

As reported operating profit margin	23.2%	18.0%	22.4%	21.4%
Non-GAAP operating profit margin (2)	20.9%	19.4%	22.2%	20.6%

As reported effective tax rate	13.7%	14.1%	18.7%	19.1%
Non-GAAP effective tax rate (3)	14.8%	16.0%	18.9%	21.2%

(1)	Calculated as non-GAAP gross profit as a percentage of net sales for each period presented.

(2)	Calculated as non-GAAP operating profit as a percentage of net sales for each period presented.

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

Details of the activities impacting comparability that are presented as reconciling items to derive the non-GAAP financial measures in the tables above are as follows:

Mark-to-market gains on commodity derivatives
The mark-to-market losses (gains) on commodity derivatives are recorded as unallocated and excluded from adjusted results until such time as the related inventory is sold, at which time the corresponding losses (gains) are reclassified from unallocated to segment income. Since we often purchase commodity contracts to price inventory requirements in future years, we make this adjustment to facilitate the year-over-year comparison of cost of sales on a basis that matches the derivative gains and losses with the underlying economic exposure being hedged for the period. For the three months ended June 30, 2019 and July 1, 2018, the net adjustment recognized within unallocated was a gain of $53.6 million and a gain of $20.8 million, respectively. For the six months ended June 30, 2019 and July 1, 2018, the net adjustment recognized within unallocated was a gain of $25.6 million and a gain of $117.1 million, respectively. See Note 13 to the Unaudited Consolidated Financial Statements for more information.

Business realignment activities
We periodically undertake restructuring and cost reduction activities as part of ongoing efforts to enhance long-term profitability. For the three months ended June 30, 2019 and July 1, 2018, we incurred $6.4 million and $15.3 million, respectively, of pre-tax costs related to business realignment activities. For the six months ended June 30, 2019 and July 1, 2018, we incurred $6.9 million and $31.2 million, respectively, of pre-tax costs related to business realignment activities. See Note 9 to the Unaudited Consolidated Financial Statements for more information.

Acquisition-related costs
For the three months ended June 30, 2019 and July 1, 2018, we incurred expenses totaling $2.3 million and $4.8 million, respectively. For the six months ended June 30, 2019 and July 1, 2018, we incurred expenses totaling $5.5 million and $32.7 million, respectively, related to the acquisitions of Amplify in January 2018 and Pirate Brands in October 2018. This primarily includes legal and consultant fees, as well as severance and other costs relating to the integration of the businesses. See Note 2 to the Unaudited Consolidated Financial Statements for more information.

Long-lived asset impairment charges
For the three and six months ended June 30, 2019, we incurred $4.7 million of pre-tax long-lived asset impairment charges, which are predominantly comprised of select land that has not yet met the held for sale criteria. Additionally, included within our impairment charges is a contingency, that arose after the divestiture of Tyrrells in July 2018. For the three and six months ended July 1, 2018, we incurred $27.2 million of pre-tax long-lived asset impairment charges within the Shanghai Golden Monkey ("SGM") and Tyrrells disposal groups. These charges represented the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. In July 2018, we sold the SGM and Tyrrells businesses. See Note 6 to the Unaudited Consolidated Financial Statements for more information.

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

Tax effect of all adjustments
This line item reflects the aggregate tax effect of all pre-tax adjustments reflected in the preceding line items of the applicable table. The tax effect for each adjustment is determined by calculating the tax impact of the adjustment on the company’s quarterly effective tax rate, unless the nature of the item and/or the tax jurisdiction in which the item has been recorded requires application of a specific tax rate or tax treatment, in which case the tax effect of such item is estimated by applying such specific tax rate or tax treatment.

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

A reconciliation between reported (i) constant currency net sales growth rates and (ii) organic constant currency net sales growth rates is provided below:

	Three Months Ended June 30, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis	Impact of Acquisitions and Divestitures	Percentage Change on Organic Constant Currency Basis
North America segment
Canada	(3.7)%	(3.6)%	(0.1)%	—%	(0.1)%
Total North America segment	0.5%	(0.2)%	0.7%	(0.3)%	1.0%

International and Other segment
Mexico	8.0%	1.3%	6.7%	—%	6.7%
Brazil	(3.5)%	(8.2)%	4.7%	—%	4.7%
India	0.3%	(3.3)%	3.6%	—%	3.6%
China	(33.8)%	(3.9)%	(29.9)%	(33.8)%	3.9%
Regional Markets	18.0%	—%	18.0%	—%	18.0%
Total International and Other segment	3.9%	(1.2)%	5.1%	(3.2)%	8.3%

Total Company	0.9%	(0.3)%	1.2%	(0.6)%	1.8%

	Six Months Ended June 30, 2019
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis	Impact of Acquisitions and Divestitures	Percentage Change on Organic Constant Currency Basis
North America segment
Canada	(5.2)%	(4.2)%	(1.0)%	—%	(1.0)%
Total North America segment	1.9%	(0.2)%	2.1%	0.7%	1.4%

International and Other segment
Mexico	6.1%	(0.8)%	6.9%	—%	6.9%
Brazil	(12.1)%	(11.3)%	(0.8)%	—%	(0.8)%
India	(3.5)%	(5.9)%	2.4%	—%	2.4%
China	(32.2)%	(4.3)%	(27.9)%	(32.5)%	4.6%
Regional Markets	10.6%	—%	10.6%	—%	10.6%
Total International and Other segment	(0.8)%	(2.4)%	1.6%	(4.0)%	5.6%

Total Company	1.6%	(0.5)%	2.1%	0.2%	1.9%

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
At June 30, 2019, our cash and cash equivalents totaled $366.0 million. At December 31, 2018, our cash and cash equivalents totaled $588.0 million. Our cash and cash equivalents during the first six months of 2019 decreased $222.0 million compared to the 2018 year-end balance as a result of the net uses of cash outlined in the following discussion.
Approximately 60% of the balance of our cash and cash equivalents at June 30, 2019 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest funds earned outside of the United States to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Three Months Ended
In millions of dollars	June 30, 2019	July 1, 2018
Net cash provided by (used in):
Operating activities	$679.3	$602.9
Investing activities	(206.4)	(1,064.3)
Financing activities	(698.7)	553.2
Effect of exchange rate changes on cash and cash equivalents	3.8	(4.6)
(Decrease) increase in cash and cash equivalents	$(222.0)	$87.2
Operating activities
We generated cash of $679.3 million for operating activities in the first six months of 2019, an increase of $76.4 million compared to $602.9 million in the same period of 2018. This increase in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, write-down of equity investments and other charges) resulted in $22 million of higher cash flow in 2019 relative to 2018.

•
Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities), which consumed cash of $151 million in 2019 and $208 million in 2018. This $57 million fluctuation was mainly driven by:

◦
$128 million decrease in cash used by accounts payable and accrued liabilities, due to the timing of payments for trade-related and other accounts payables, as well as prior year spending necessary to settle certain accrued liabilities acquired in conjunction with the Amplify acquisition, specifically Amplify's acquisition-related costs and accelerated equity compensation.

◦
Partially offset by a $45 million decrease in cash provided by accounts receivable, primarily driven by a decline in extended customer payment terms on seasonal products, resulting in a lower investment in accounts receivable as of the 2019 quarter-end.

◦	Partially offset by a $26 million increase in cash used by inventories, due to a higher year-over-year build up of inventories to satisfy seasonal core product requirements.

•
Prepaid expenses and other current assets generated cash of $18 million in 2019, compared to cash used of $26 million in 2018. This $44 million fluctuation was mainly driven by the timing of payments on commodity futures. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

•	The increase in cash provided by operating activities was partially offset by the following net cash outflow:

◦
Incomes taxes used cash of $15 million in 2019, compared to cash generated of $54 million in 2018. This $69 million fluctuation was mainly due to the variance in actual tax expense for 2019 relative to the timing of quarterly estimated tax payments.

Investing activities
We used cash of $206.4 million for investing activities in the first six months of 2019, a decrease of $857.9 million compared to $1,064.3 million in the same period of 2018. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $176.3 million in the first six months of 2019 compared to $135.9 million in the same period of 2018. For full year 2019, we expect capital expenditures, including capitalized software, to approximate $330 million to $350 million.

•
Proceeds from sales of property, plant and equipment and other long-lived assets. During the first six months of 2019, proceeds from the sale of property, plant and equipment and other long-lived assets activity was minimal. During the first six months of 2018, we generated $16 million of proceeds from the sale of property, plant and equipment and other long-lived assets, the majority of which related to the sale of licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. The sale resulted in a gain of $2.7 million.

•
Business Acquisition. We had no acquisition or divestiture activity in 2019. In January 2018, we acquired Amplify for $915.5 million, net of cash acquired. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $30.3 million in the first six months of 2019, compared to $29.0 million in the same period of 2018.

Financing activities
We used cash of $698.7 million for financing activities in the first six months of 2019, an increase of $1,251.9 million compared to cash generated of $553.2 million in the same period of 2018. This increase in net cash used in financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2019, we had a net reduction in short-term borrowings of $311.2 million primarily due to repayments on commercial paper, partially offset by increases in short-term foreign borrowings. During the first six months of 2018, we generated cash flow of $491 million through the issuance of short-term commercial paper and increase in short-term foreign borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repayment of Amplify's outstanding debt owed under its existing credit agreement.

•
Long-term debt borrowings and repayments. During the first six months of 2019, our long-term debt borrowings and repayments activity was minimal. During the first six months of 2018, we repaid $607 million of debt assumed in connection with the Amplify acquisition, including all of the outstanding debt owed by Amplify under its existing credit agreement. Additionally, in May 2018, we issued $350,000 of 2.90% Notes due in 2020,

$350,000 of 3.10% Notes due in 2021 and $500,000 of 3.375% Notes due in 2023. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193.8 million.

•
Tax receivable obligation. In connection with the Amplify acquisition in 2018, the Company agreed to make a payment to the counterparty of a tax receivable agreement. During the first six months of 2018, we paid $72.0 million of the tax receivable obligation.

•
Share repurchases. We used cash for total share repurchases of $254.4 million and $199.7 million during the first six months of 2019 and 2018, respectively, pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $295.5 million during the first six months of 2019, an increase of $27.6 million compared to $267.9 million in the same period of 2018.

•
Proceeds from the exercise of stock options. We received $161.4 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first six months of 2019, an increase of $153.2 million compared to $8.2 million in the same period of 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total notional amount of interest rate swaps outstanding at June 30, 2019 and December 31, 2018 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at June 30, 2019 and December 31, 2018. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of June 30, 2019 would have increased interest expense by approximately $1.8 million for the first six months of 2019 and $3.5 million for the full year 2018.
In addition, the total amount of short-term debt, net of cash, amounted to $521 million and $610 million, respectively, at June 30, 2019 and December 31, 2018. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of June 30, 2019 would have increased interest expense by approximately $3.1 million for the first six months of 2019 and $9.0 million for the full year 2018.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at June 30, 2019 and December 31, 2018 by approximately $151 million and $121 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $18.8 million as of June 30, 2019 and $4.5 million as of December 31, 2018, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $734.7 million as of June 30, 2019 and $693.5 million as of December 31, 2018. At the end of the second quarter 2019, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $57.1 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2018 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 1 through April 28	—	$—	—	$410,000
April 29 through May 26	120,000	$128.67	—	$410,000
May 27 through June 30	300,000	$134.96	—	$410,000
Total	420,000	$133.17	—
(1) During the three months ended June 30, 2019, 420,000 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In October 2017, our Board of Directors approved a $100 million share repurchase authorization.  This program was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization. As of June 30, 2019, approximately $410 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Five Year Credit Agreement dated as of July 2, 2019, is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 2, 2019.
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 25, 2019	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 25, 2019	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)