Form 10-Q
period 2019-09-29
HERSHEY CO
filed 2019-10-25
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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

(717) 534-4200
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
Common Stock, one dollar par value—148,307,602 shares, as of October 18, 2019.
Class B Common Stock, one dollar par value—60,613,777 shares, as of October 18, 2019.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended September 29, 2019

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
 (unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales	$2,134,422	$2,079,593	$5,918,127	$5,803,167
Cost of sales	1,191,104	1,216,100	3,207,561	3,172,194
Gross profit	943,318	863,493	2,710,566	2,630,973
Selling, marketing and administrative expense	481,363	453,921	1,388,729	1,388,793
Long-lived asset impairment charges	—	1,649	4,741	28,817
Business realignment costs	1,140	1,660	7,342	10,864
Operating profit	460,815	406,263	1,309,754	1,202,499
Interest expense, net	35,456	36,916	106,690	101,207
Other (income) expense, net	17,999	12,493	36,601	35,201
Income before income taxes	407,360	356,854	1,166,463	1,066,091
Provision for income taxes	82,178	91,441	224,129	226,640
Net income including noncontrolling interest	325,182	265,413	942,334	839,451
Less: Net (loss) income attributable to noncontrolling interest	(125)	1,700	(171)	(1,320)
Net income attributable to The Hershey Company	$325,307	$263,713	$942,505	$840,771

Net income per share—basic:
Common stock	$1.59	$1.29	$4.62	$4.11
Class B common stock	$1.45	$1.17	$4.19	$3.74

Net income per share—diluted:
Common stock	$1.54	$1.25	$4.47	$3.99
Class B common stock	$1.44	$1.17	$4.18	$3.73

Dividends paid per share:
Common stock	$0.773	$0.722	$2.217	$2.034
Class B common stock	$0.702	$0.656	$2.014	$1.848

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended						For the nine months ended
	September 29, 2019			September 30, 2018			September 29, 2019			September 30, 2018
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$325,182			$265,413			$942,334			$839,451
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$(7,604)	$—	(7,604)	$5,365	$—	5,365	$3,475	$—	3,475	$(18,314)	$—	(18,314)
Reclassification to earnings due to the sale of businesses	—	—	—	25,131	—	25,131	—	—	—	25,131	—	25,131
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	10,020	(2,465)	7,555	(7,574)	1,871	(5,703)	10,020	(2,465)	7,555	(7,574)	1,871	(5,703)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	—	—	—	(36,535)	(36,535)
Reclassification to earnings	11,537	(2,755)	8,782	12,082	(3,170)	8,912	24,975	(6,335)	18,640	22,273	(5,302)	16,971
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	1,045	(521)	524	(1,484)	1,207	(277)	(2,291)	1,327	(964)	6,320	(256)	6,064
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	—	—	—	(11,121)	(11,121)
Reclassification to earnings	3,331	(400)	2,931	(2,261)	(479)	(2,740)	6,164	(2,176)	3,988	2,462	(1,674)	788
Total other comprehensive income (loss), net of tax	$18,329	$(6,141)	12,188	$31,259	$(571)	30,688	$42,343	$(9,649)	32,694	$30,298	$(53,017)	(22,719)
Total comprehensive income including noncontrolling interest			$337,370			$296,101			$975,028			$816,732
Comprehensive (loss) income attributable to noncontrolling interest			(532)			497			(116)			(1,857)
Comprehensive income attributable to The Hershey Company			$337,902			$295,604			$975,144			$818,589

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 29, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$302,636	$587,998
Accounts receivable—trade, net	849,218	594,145
Inventories	969,071	784,879
Prepaid expenses and other	254,130	272,159
Total current assets	2,375,055	2,239,181
Property, plant and equipment, net	2,099,985	2,130,294
Goodwill	1,982,362	1,801,103
Other intangibles	1,452,726	1,278,292
Other assets	524,323	252,984
Deferred income taxes	29,809	1,166
Total assets	$8,464,260	$7,703,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553,561	$502,314
Accrued liabilities	726,344	679,163
Accrued income taxes	74,085	33,773
Short-term debt	1,275,430	1,197,929
Current portion of long-term debt	352,954	5,387
Total current liabilities	2,982,374	2,418,566
Long-term debt	2,892,296	3,254,280
Other long-term liabilities	627,842	446,048
Deferred income taxes	200,157	176,860
Total liabilities	6,702,669	6,295,754

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2019 and 2018	—	—
Common stock, shares issued: 299,287,967 at September 29, 2019 and December 31, 2018	299,287	299,287
Class B common stock, shares issued: 60,613,777 at September 29, 2019 and December 31, 2018	60,614	60,614
Additional paid-in capital	1,130,493	982,205
Retained earnings	7,525,653	7,032,020
Treasury—common stock shares, at cost: 150,681,543 at September 29, 2019 and 150,172,840 at December 31, 2018	(6,938,744)	(6,618,625)
Accumulated other comprehensive loss	(324,141)	(356,780)
Total—The Hershey Company stockholders’ equity	1,753,162	1,398,721
Noncontrolling interest in subsidiary	8,429	8,545
Total stockholders’ equity	1,761,591	1,407,266
Total liabilities and stockholders’ equity	$8,464,260	$7,703,020

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29, 2019	September 30, 2018
Operating Activities
Net income including noncontrolling interest	$942,334	$839,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,841	225,803
Stock-based compensation expense	39,579	35,668
Deferred income taxes	6,451	1,343
Impairment of long-lived assets (see Notes 6 and 8)	4,741	28,817
Write-down of equity investments	18,564	23,067
Other	34,386	22,433
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(240,457)	(212,193)
Inventories	(174,514)	(111,901)
Prepaid expenses and other current assets	(3,545)	(59,182)
Accounts payable and accrued liabilities	108,169	(1,665)
Accrued income taxes	39,871	125,698
Contributions to pension and other benefit plans	(13,859)	(26,705)
Other assets and liabilities	12,826	2,227
Net cash provided by operating activities	993,387	892,861
Investing Activities
Capital additions (including software)	(236,599)	(241,214)
Proceeds from sales of property, plant and equipment and other long-lived assets	228	46,652
Proceeds from sales of businesses, net of cash and cash equivalents divested	—	171,950
Equity investments in tax credit qualifying partnerships	(52,658)	(34,170)
Business acquisitions, net of cash and cash equivalents acquired	(401,461)	(915,457)
Other investing activities	(7,151)	—
Net cash used in investing activities	(697,641)	(972,239)
Financing Activities
Increase in short-term debt	80,707	893,365
Long-term borrowings	5,116	1,199,891
Repayment of long-term debt and finance leases	(4,895)	(910,851)
Repayment of tax receivable obligation	—	(72,000)
Cash dividends paid	(453,210)	(415,178)
Repurchase of common stock	(445,870)	(199,665)
Exercise of stock options	235,328	33,454
Net cash (used in) provided by financing activities	(582,824)	529,016
Effect of exchange rate changes on cash and cash equivalents	1,716	(6,030)
(Decrease) Increase in cash and cash equivalents	(285,362)	443,608
Cash and cash equivalents, beginning of period	587,998	380,179
Cash and cash equivalents, end of period	$302,636	$823,787
Supplemental Disclosure
Interest paid	$105,164	$99,886
Income taxes paid	162,757	94,969

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 29, 2019 and September 30, 2018
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, July 1, 2019	$—	$299,287	$60,614	$1,075,187	$7,358,277	$(6,781,509)	$(336,736)	$8,961	$1,684,081
Net income (loss)					325,307			(125)	325,182
Other comprehensive income (loss)							12,595	(407)	12,188
Dividends (including dividend equivalents):
Common Stock, $0.773 per share					(115,380)				(115,380)
Class B Common Stock, $0.702 per share					(42,551)				(42,551)
Stock-based compensation				15,583					15,583
Exercise of stock options and incentive-based transactions				39,723		34,206			73,929
Repurchase of common stock						(191,441)			(191,441)
Balance, September 29, 2019	$—	$299,287	$60,614	$1,130,493	$7,525,653	$(6,938,744)	$(324,141)	$8,429	$1,761,591

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, July 2, 2018	$—	$299,281	$60,620	$940,046	$6,727,127	$(6,609,312)	$(367,818)	$13,873	$1,063,817
Net income					263,713			1,700	265,413
Other comprehensive income (loss)							31,864	(1,203)	30,661
Dividends (including dividend equivalents):
Common Stock, $0.722 per share					(108,016)				(108,016)
Class B Common Stock, $0.656 per share					(39,767)				(39,767)
Stock-based compensation				11,932					11,932
Exercise of stock options and incentive-based transactions				5,781		19,451			25,232
Balance, September 30, 2018	$—	$299,281	$60,620	$957,759	$6,843,057	$(6,589,861)	$(335,954)	$14,370	$1,249,272

See Notes to Unaudited Consolidated Financial Statements.

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 29, 2019 and September 30, 2018
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2018	$—	$299,287	$60,614	$982,205	$7,032,020	$(6,618,625)	$(356,780)	$8,545	$1,407,266
Net income (loss)					942,505			(171)	942,334
Other comprehensive income							32,639	55	32,694
Dividends (including dividend equivalents):
Common Stock, $2.217 per share					(330,709)				(330,709)
Class B Common Stock, $2.014 per share					(122,076)				(122,076)
Stock-based compensation				38,711					38,711
Exercise of stock options and incentive-based transactions				109,577		125,751			235,328
Repurchase of common stock						(445,870)			(445,870)
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, September 29, 2019	$—	$299,287	$60,614	$1,130,493	$7,525,653	$(6,938,744)	$(324,141)	$8,429	$1,761,591

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2017	$—	$299,281	$60,620	$924,978	$6,371,082	$(6,426,877)	$(313,746)	$16,227	$931,565
Net income (loss)					840,771			(1,320)	839,451
Other comprehensive income (loss)							25,448	(537)	24,911
Dividends (including dividend equivalents):
Common Stock, $2.034 per share					(304,426)				(304,426)
Class B Common Stock, $1.848 per share					(112,026)				(112,026)
Stock-based compensation				36,008					36,008
Exercise of stock options and incentive-based transactions				(3,227)		36,681			33,454
Repurchase of common stock						(199,665)			(199,665)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, September 30, 2018	$—	$299,281	$60,620	$957,759	$6,843,057	$(6,589,861)	$(335,954)	$14,370	$1,249,272

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
Operating results for the quarter ended September 29, 2019 may not be indicative of the results that may be expected for the year ending December 31, 2019 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 (our “2018 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends ASC 815 – Derivatives and Hedging. The purpose of this ASU is to better align accounting rules with a company’s risk management activities and financial reporting for hedging relationships, better reflect economic results of hedging in financial statements, simplify hedge accounting requirements and improve the disclosures of hedging arrangements. We adopted the provisions of this ASU in the first quarter of 2019 using a modified retrospective approach. Adoption of the new standard did not have a material impact on our consolidated financial statements.

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
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU permits a company to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act (“U.S. tax reform”) on items within Accumulated Other Comprehensive Income ("AOCI") to retained earnings. We adopted the provisions of this ASU in the first quarter of 2018. We elected to reclassify the income tax effects of U.S. tax reform from items in AOCI as of January 1, 2018 so that the tax effects of items within AOCI are reflected at the appropriate tax rate. The impact of the reclassification resulted in a $47,656 decrease to AOCI and a corresponding increase to retained earnings.
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We will adopt the provisions of this ASU in the first quarter of 2020. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We will adopt the provisions of this ASU in the first quarter of 2020. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We intend to early adopt the provisions of this ASU in the fourth quarter of 2019. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt the provisions of this ASU in the first quarter of 2020 on a prospective basis. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

2. BUSINESS ACQUISITIONS
2019 Activity
ONE Brands, LLC

On September 23, 2019, we completed the acquisition of ONE Brands, LLC ("ONE Brands"), previously a privately held company that sells proprietary nutritional supplement products to retailers and distributors in the United States, with the ONE Bar as its primary product. The purchase consideration for ONE Brands totaled $401,461 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the ONE Brands acquisition were immaterial.

The acquisition has been accounted for as a purchase and, accordingly, ONE Brands has been included within the North America segment. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$178,179
Other intangible assets	206,800
Other assets acquired, primarily current assets	25,760
Other liabilities assumed, primarily current liabilities	(9,278)
Net assets acquired	$401,461

The purchase price allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation in the fourth quarter of 2019.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of ONE Brands products.

Other intangible assets include trademarks valued at $144,900, customer relationships valued at $58,800 and covenants not to compete valued at $3,100. Trademarks were assigned an estimated useful life of 33 years, customer relationships were assigned estimated useful lives ranging from 17 to 19 years and covenants not to compete were assigned an estimated useful life of 4 years.

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

Inventories	$4,663
Property, plant and equipment, net	48
Goodwill	129,991
Other intangible assets	289,300
Accrued liabilities	(1,000)
Net assets acquired	$423,002

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

Accounts receivable	$40,763
Other current assets	34,593
Property, plant and equipment, net	67,989
Goodwill	966,389
Other intangible assets	682,000
Other non-current assets	1,049
Accounts payable	(32,394)
Accrued liabilities	(132,519)
Current debt	(610,844)
Other current liabilities	(2,931)
Non-current deferred income taxes	(93,489)
Other long-term liabilities	(5,149)
Net assets acquired	$915,457

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 29, 2019 are as follows:

	North America	International and Other	Total
Balance at December 31, 2018	$1,782,845	$18,258	$1,801,103
Acquired during the period (see Note 2)	178,179	—	178,179
Foreign currency translation	3,186	(106)	3,080
Balance at September 29, 2019	$1,964,210	$18,152	$1,982,362

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	September 29, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,323,225	$(87,329)	$1,173,770	$(60,995)
Customer-related	223,610	(41,682)	163,860	(33,516)
Patents	16,545	(16,273)	16,306	(15,772)
Total	1,563,380	(145,284)	1,353,936	(110,283)

Intangible assets not subject to amortization:
Trademarks	34,630		34,639
Total other intangible assets	$1,452,726		$1,278,292

Total amortization expense for the three months ended September 29, 2019 and September 30, 2018 was $12,684 and $9,573, respectively. Total amortization expense for the nine months ended September 29, 2019 and September 30, 2018 was $37,593 and $27,858, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less.  As of September 29, 2019, we maintained a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. This facility is scheduled to expire on July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of September 29, 2019, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $71,792 at September 29, 2019 and $113,189 at December 31, 2018. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At September 29, 2019, we had outstanding commercial paper totaling $1,203,638, at a weighted average interest rate of 2.1%. At December 31, 2018, we had outstanding commercial paper totaling $1,084,740, at a weighted average interest rate of 2.4%.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

	September 29, 2019	December 31, 2018
2.90% Notes due 2020	$350,000	$350,000
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023	500,000	500,000
2.625% Notes due 2023	250,000	250,000
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
3.375% Notes due 2046	300,000	300,000
Finance lease liabilities	78,253	101,980
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(11,357)	(20,667)
Total long-term debt	3,245,250	3,259,667
Less—current portion	352,954	5,387
Long-term portion	$2,892,296	$3,254,280

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Interest expense	$37,845	$39,978	$117,700	$110,929
Capitalized interest	(1,510)	(1,243)	(4,158)	(3,876)
Interest expense	36,335	38,735	113,542	107,053
Interest income	(879)	(1,819)	(6,852)	(5,846)
Interest expense, net	$35,456	$36,916	$106,690	$101,207

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $871,219 as of September 29, 2019 and $693,463 as of December 31, 2018.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit and Mexican Peso. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $34,397 at September 29, 2019 and $29,458 at December 31, 2018. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $32,077 at September 29, 2019 and $11,072 at December 31, 2018. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at September 29, 2019 and December 31, 2018.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at September 29, 2019 and December 31, 2018 was $27,857 and $33,168, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of September 29, 2019 and December 31, 2018:

	September 29, 2019		December 31, 2018
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$700	$1,001	$3,394	$485

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	4,243	—	—	4,832

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	—	4,220	7,230	262
Deferred compensation derivatives	165	—	—	4,736
Foreign exchange contracts	11	928	70	484
	176	5,148	7,300	5,482
Total	$5,119	$6,149	$10,694	$10,799

(1)
Derivatives assets are classified on our balance sheet within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our balance sheet within accrued liabilities and other long-term liabilities.

(2)
As of September 29, 2019, amounts reflected on a net basis in liabilities were assets of $63,855 and liabilities of $67,745, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2018 were assets of $63,978 and liabilities of $57,351. At September 29, 2019 and December 31, 2018, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended September 29, 2019 and September 30, 2018 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2019	2018	2019	2018	2019	2018
Commodities futures and options	$(9,043)	$(71,088)	$—	$—	$—	$—
Foreign exchange contracts	(1,224)	1,595	1,045	(1,484)	(987)	4,605
Interest rate swap agreements	—	—	—	—	(2,344)	(2,344)
Deferred compensation derivatives	165	1,345	—	—	—	—
Total	$(10,102)	$(68,148)	$1,045	$(1,484)	$(3,331)	$2,261

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 29, 2019 and September 30, 2018 was as follows:

	Non-designated Hedges		Cash Flow Hedges

	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2019	2018	2019	2018	2019	2018
Commodities futures and options	$19,847	$(4,315)	$—	$—	$—	$—
Foreign exchange contracts	(1,535)	1,580	(2,291)	6,320	919	4,648
Interest rate swap agreements	—	—	—	—	(7,083)	(7,110)
Deferred compensation derivatives	4,181	2,151	—	—	—	—
Total	$22,493	$(584)	$(2,291)	$6,320	$(6,164)	$(2,462)

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $9,745 as of September 29, 2019. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the balance sheet related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 29, 2019 and December 31, 2018.

Line Item in the Consolidated Balance Sheet in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset/(Liability)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
	September 29, 2019	December 31, 2018	September 29, 2019	December 31, 2018
Long-term debt	$(345,757)	$(354,832)	$4,243	$(4,832)

For the three months ended September 29, 2019 and September 30, 2018, we recognized net incremental interest expense of $458 and $370, respectively, relating to our fixed-to-floating interest swap arrangements. For the nine months ended September 29, 2019 and September 30, 2018, we recognized net incremental interest expense of $1,672 and a net benefit to interest expense of $245 relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 29, 2019 and December 31, 2018:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
September 29, 2019:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$711	$—	$711
Interest rate swap agreements (2)	—	4,243	—	4,243
Deferred compensation derivatives (3)	—	165	—	165
Commodities futures and options (4)	—	—	—	—
Liabilities:
Foreign exchange contracts (1)	—	1,929	—	1,929
Commodities futures and options (4)	4,220	—	—	4,220
December 31, 2018:
Assets:
Foreign exchange contracts (1)	$—	$3,464	$—	$3,464
Commodities futures and options (4)	7,230	—	—	7,230
Liabilities:
Foreign exchange contracts (1)	—	969	—	969
Interest rate swap agreements (2)	—	4,832	—	4,832
Deferred compensation derivatives (3)	—	4,736	—	4,736
Commodities futures and options (4)	262	—	—	262

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of September 29, 2019 and December 31, 2018 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
	September 29, 2019	December 31, 2018	September 29, 2019	December 31, 2018
Current portion of long-term debt	$354,661	$5,387	$352,954	$5,387
Long-term debt	3,041,644	3,228,877	2,892,296	3,254,280
Total	$3,396,305	$3,234,264	$3,245,250	$3,259,667

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2019 Activity
In connection with the acquisition of ONE Brands in the third quarter of 2019, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Additionally, during 2019, we recorded impairment charges totaling $4,741. These charges were predominantly comprised of select land that had not yet met the held for sale criteria. The fair value of the land was supported by potential sales prices with third-party buyers.
2018 Activity
In connection with the acquisitions of Amplify in the first quarter of 2018 and Pirate Brands in the fourth quarter of 2018, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty, and a form of the multi-period excess earnings valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. In connection with disposal groups previously classified as held for sale, during 2018, we recorded impairment charges totaling $28,817 to adjust the long-lived asset values within the Shanghai Golden Monkey ("SGM") and Tyrrells disposal groups. These charges represented the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices agreed with the third-party buyers. In July 2018, we sold the SGM and Tyrrells businesses.
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
The components of lease expense were as follows:

		Three Months Ended	Nine Months Ended
Lease expense	Classification	September 29, 2019	September 29, 2019
Operating lease cost	Cost of sales or SM&A (1)	$10,623	$31,110
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,799	5,617
Interest on lease liabilities	Interest expense, net	1,106	3,319
Net lease cost (2)		$13,528	$40,046

(1)	Supply chain-related amounts were included in cost of sales.

(2)	Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Information regarding our lease terms and discount rates were as follows:

September 29, 2019
Weighted-average remaining lease term (years)
Operating leases	13.9
Finance leases	31.7

Weighted-average discount rate
Operating leases	3.9%
Finance leases	6.0%

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	September 29, 2019
Assets
Operating lease ROU assets	Other assets (non-current)	$225,959

Finance lease ROU assets, at cost	Property, plant and equipment, gross	99,614
Accumulated amortization	Accumulated depreciation	(5,188)
Finance lease ROU assets, net	Property, plant and equipment, net	$94,426

Total leased assets		$320,385

Liabilities
Current
Operating	Accrued liabilities	$28,967
Finance	Current portion of long-term debt	3,566
Non-current
Operating	Other long-term liabilities	188,961
Finance	Long-term debt	74,687
Total lease liabilities		$296,181

The maturity of our lease liabilities as of September 29, 2019 were as follows:

	Operating leases	Finance leases	Total
2019 (rest of year)	$9,939	$1,943	$11,882
2020	34,895	6,970	41,865
2021	29,143	5,741	34,884
2022	15,758	4,632	20,390
2023	13,789	4,602	18,391
Thereafter	185,805	170,041	355,846
Total lease payments	289,329	193,929	483,258
Less: Imputed interest	71,401	115,676	187,077
Total lease liabilities	$217,928	$78,253	$296,181

Supplemental cash flow and other information related to leases were as follows:

Nine Months Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,054
Operating cash flows from finance leases	3,319
Financing cash flows from finance leases	2,761

ROU assets obtained in exchange for lease liabilities:
Operating leases	21,998
Finance leases	3,498

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

8. ASSETS AND LIABILITIES HELD FOR SALE
As of September 29, 2019, the following disposal groups have been classified as held for sale, in each case stated at the lower of net book value or estimated sales value less costs to sell:

•
The Lotte Shanghai Foods Co., Ltd. joint venture, which was taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, as well as the second quarter of 2019, and expect the sale of the remaining business to be completed by the end of 2019.

•
Other assets, which are predominantly comprised of select Pennsylvania facilities and land that met the held for sale criteria in the third quarter of 2018. We expect these long-lived assets to be sold by the end of 2019.

The amounts classified as assets and liabilities held for sale at September 29, 2019 include the following:

Assets held for sale, included in prepaid expenses and other assets
Property, plant and equipment, net	$20,905
Other assets	2,434
$23,339

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$376
$376

During the nine months ended September 30, 2018, we completed the sale of other disposal groups that had been previously classified as assets and liabilities held for sale, as follows:

•
In April 2018, we sold the licensing rights for a non-core trademark relating to a brand marketed outside of the United States for sale proceeds of approximately $13,000, realizing a gain on the sale of $2,658, which is recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Operations.

•
During the second and third quarters of 2018, we sold select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the Operational Optimization Program (as defined in Note 9). Proceeds from the sale of these facilities totaled $27,468, resulting in a gain on the sale of $6,562, which is recorded in the business realignment costs caption within the Consolidated Statements of Operations.

•
In July 2018, we sold the Tyrrells and SGM businesses, both of which were previously classified as held for sale. Total proceeds from the sale of Tyrrells and SGM, net of cash divested, were approximately $171,950. We recorded impairment charges of $28,817 to adjust the book values of the disposal groups to the sales value less costs to sell.

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Cost of sales	$—	$4,565	$—	$14,101
Selling, marketing and administrative expense	466	5,198	1,126	17,705
Business realignment costs	1,140	1,660	7,342	10,864
Costs associated with business realignment activities	$1,606	$11,423	$8,468	$42,670

Costs recorded by program during the three and nine months ended September 29, 2019 and September 30, 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Margin for Growth Program:
Severance	$—	$5,573	$5,823	$12,635
Accelerated depreciation	—	4,786	—	12,030
Other program costs	1,606	6,549	2,645	21,754
Operational Optimization Program:
Gain on sale of facilities	—	(6,562)	—	(6,562)
Other program costs	—	1,077	—	2,813
Total	$1,606	$11,423	$8,468	$42,670

The following table presents the liability activity for costs qualifying as exit and disposal costs for the nine months ended September 29, 2019:

Total
Liability balance at December 31, 2018	$14,605
2019 business realignment charges (1)	8,468
Cash payments	(12,012)
Liability balance at September 30, 2019 (reported within accrued liabilities)	$11,061

(1)	The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
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
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over the next several months. To date, we have incurred pre-tax charges to execute the program totaling $344,763. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business in 2017, as well as the $16,300 incremental impairment charge resulting from the sale of SGM. In addition to the impairment charges, we have incurred employee separation costs of $53,755 and other business realignment costs of $65,996. We expect the remaining spending on this program to be minimal in 2019. The cash portion of the total program charges is estimated to be $103,000. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

For the three and nine months ended September 29, 2019, we recognized total costs associated with the Margin for Growth Program of $1,606 and $8,468, respectively. For the three and nine months ended September 30, 2018, we recognized total costs associated with the Margin for Growth Program of $16,908 and $46,419, respectively. These charges include employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
The costs and related benefits of the Margin for Growth Program relate approximately 63% to the North America segment and 37% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
2016 Operational Optimization Program
In the second quarter of 2016, we commenced a program (the “Operational Optimization Program”) to optimize our production and supply chain network, which included select facility consolidations. The program encompassed the transition of our China chocolate and SGM operations into a united Golden Hershey platform, including the integration of the China sales force, as well as workforce planning efforts and the consolidation of production within certain facilities in China and North America. For the three and nine months ended September 30, 2018, we incurred pre-tax costs totaling $1,077 and $2,813, respectively, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. In addition, we completed the sale of select China facilities that had been taken out of service in connection with the 2016 Operational Optimization Program. The sale resulted in a gain of $6,562 for the three and nine months ended September 30, 2018. This program was completed in 2018.
10. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the nine months ended September 29, 2019 and September 30, 2018 were 19.2% and 21.3%, respectively. Relative to the statutory rate, the 2019 effective tax rate was impacted by a change to foreign valuation allowances, the benefit of ASU 2016-09 for accounting of employee share-based payment, and investment tax credits, which were partially offset by state taxes.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions.  We believe adequate provision has been made for all income tax uncertainties. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway.  We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $5,026 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended September 29, 2019 and September 30, 2018 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$5,209	$5,272	$39	$56
Interest cost	9,153	7,487	1,958	1,730
Expected return on plan assets	(13,494)	(14,455)	—	—
Amortization of prior service (credit) cost	(1,808)	(1,804)	203	209
Amortization of net loss (gain)	8,421	6,784	(96)	—
Settlement loss	4,817	6,893	—	—
Total net periodic benefit cost	$12,298	$10,177	$2,104	$1,995

We made contributions of $901 and $4,039 to the pension plans and other benefits plans, respectively, during the third quarter of 2019. In the third quarter of 2018, we made contributions of $6,350 and $6,276 to our pension plans and other benefit plans, respectively. The contributions in 2019 and 2018 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the nine months ended September 29, 2019 and September 30, 2018 were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$15,626	$15,931	$114	$172
Interest cost	27,459	23,153	5,876	5,194
Expected return on plan assets	(40,483)	(43,973)	—	—
Amortization of prior service (credit) cost	(5,425)	(5,402)	609	627
Amortization of net loss (gain)	25,262	20,155	(288)	—
Settlement loss	4,817	6,893	—	—
Total net periodic benefit cost	$27,256	$16,757	$6,311	$5,993

We made contributions of $2,071 and $11,788 to the pension plans and other benefits plans, respectively, during the first nine months of 2019. In the first nine months of 2018, we made contributions of $7,651 and $19,054 to our pension plans and other benefit plans, respectively. The contributions in 2019 and 2018 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

During the third quarter of 2019, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company as a result of the Margin for Growth Program.
During the third quarter of 2018, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company as a result of the Operational Optimization Program and due to lump sum distributions in our supplemental executive retirement plan. In each case, the non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan's anticipated annual service and interest

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

costs. In connection with the third quarter 2019 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 111 basis points lower than the rate as of December 31, 2018 and an expected rate of return on plan assets of 6.0%.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Pre-tax compensation expense	$15,867	$12,122	$39,579	$35,668
Related income tax benefit	5,317	2,808	7,639	7,776

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of September 29, 2019, total stock-based compensation cost related to non-vested awards not yet recognized was $72,334 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.
Stock Options
A summary of activity relating to grants of stock options for the period ended September 29, 2019 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,394,382	$94.28	5.6 years
Granted	1,640	$109.74
Exercised	(2,774,973)	$90.78
Forfeited	(67,876)	$101.58
Outstanding as of September 29, 2019	2,553,173	$97.89	6.0 years	$142,704
Options exercisable as of September 29, 2019	1,492,037	$95.65	4.7 years	$86,731

The weighted-average fair value of options granted was $15.25 and $15.57 per share for the periods ended September 29, 2019 and September 30, 2018, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	September 29, 2019	September 30, 2018
Dividend yields	2.7%	2.3%
Expected volatility	17.0%	16.6%
Risk-free interest rates	2.5%	2.8%
Expected term in years	6.5	6.6

The total intrinsic value of options exercised was $110,304 and $26,006 for the periods ended September 29, 2019 and September 30, 2018, respectively.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended September 29, 2019 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	999,018	$101.57
Granted	478,145	$115.29
Performance assumption change (1)	182,774	$125.20
Vested	(428,229)	$98.85
Forfeited	(74,453)	$107.98
Outstanding as of September 29, 2019	1,157,255	$112.06

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Nine Months Ended
	September 29, 2019	September 30, 2018
Units granted	478,145	435,096
Weighted-average fair value at date of grant	$115.29	$97.74
Monte Carlo simulation assumptions:
Estimated values	$48.40	$29.17
Dividend yields	2.6%	2.6%
Expected volatility	20.3%	20.4%

The fair value of shares vested totaled $48,355 and $22,093 for the periods ended September 29, 2019 and September 30, 2018, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 337,224 units as of September 29, 2019. Each unit is equivalent to one share of the Company’s Common Stock.
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
Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net sales:
North America	$1,894,033	$1,843,511	$5,269,031	$5,155,151
International and Other	240,389	236,082	649,096	648,016
Total	$2,134,422	$2,079,593	$5,918,127	$5,803,167

Segment income:
North America	$570,388	$556,060	$1,606,047	$1,534,345
International and Other	39,444	31,072	81,631	65,379
Total segment income	609,832	587,132	1,687,678	1,599,724
Unallocated corporate expense (1)	132,828	116,474	370,211	361,447
Unallocated mark-to-market losses (gains) on commodity derivatives	12,138	47,617	(13,447)	(69,464)
Long-lived asset impairment charges (see Note 6)	—	1,649	4,741	28,817
Costs associated with business realignment activities (see Note 9)	1,606	11,423	8,468	42,670
Acquisition-related costs	2,445	3,706	7,951	36,413
Gain on sale of licensing rights	—	—	—	(2,658)
Operating profit	460,815	406,263	1,309,754	1,202,499
Interest expense, net	35,456	36,916	106,690	101,207
Other (income) expense, net	17,999	12,493	36,601	35,201
Income before income taxes	$407,360	$356,854	$1,166,463	$1,066,091

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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in income	$9,043	$71,088	$(19,847)	$4,315
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	3,095	(23,471)	6,400	(73,779)
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$12,138	$47,617	$(13,447)	$(69,464)

As of September 29, 2019, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $53,765. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $25,283 to segment operating results in the next twelve months.
Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
North America	$56,895	$52,066	$165,977	$152,237
International and Other	7,202	7,260	21,866	28,090
Corporate (1)	10,398	15,481	30,998	45,476
Total	$74,495	$74,807	$218,841	$225,803

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 9. Such amounts are not included within our measure of segment income.

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended September 29, 2019
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	1,386,193	$150,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	2,144,638	295,870
Total share repurchases	3,530,831	445,870
Shares issued for stock options and incentive compensation	(3,022,128)	(125,751)
Net change	508,703	$320,119

The $100,000 share repurchase program approved by our Board of Directors in October 2017 was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500,000 share repurchase authorization, to commence after the existing 2017 authorization was completed. As of September 29, 2019, $410,000

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST

Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in Lotte Shanghai Foods Co., Ltd. (“LSFC”), a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners.
A roll-forward showing the 2019 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2018	$8,545
Net loss attributable to noncontrolling interest	(171)
Other comprehensive income - foreign currency translation adjustments	55
Balance, September 29, 2019	$8,429

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

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	September 29, 2019		September 30, 2018
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$115,176	$42,551	$107,532	$39,767
Allocation of undistributed earnings	122,424	45,156	85,019	31,395
Total earnings—basic	$237,600	$87,707	$192,551	$71,162

Denominator (shares in thousands):
Total weighted-average shares—basic	149,239	60,614	149,155	60,620

Earnings Per Share—basic	$1.59	$1.45	$1.29	$1.17

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$237,600	$87,707	$192,551	$71,162
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	87,707	—	71,162	—
Reallocation of undistributed earnings	—	(320)	—	(139)
Total earnings—diluted	$325,307	$87,387	$263,713	$71,023

Denominator (shares in thousands):
Number of shares used in basic computation	149,239	60,614	149,155	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,620	—
Employee stock options	949	—	589	—
Performance and restricted stock units	510	—	317	—
Total weighted-average shares—diluted	211,312	60,614	210,681	60,620

Earnings Per Share—diluted	$1.54	$1.44	$1.25	$1.17

There were no antidilutive stock options for the three months ended September 29, 2019. The earnings per share calculations for the three months ended September 30, 2018 excluded 4,084 stock options (in thousands) that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Nine Months Ended
	September 29, 2019		September 30, 2018
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$331,134	$122,076	$303,152	$112,026
Allocation of undistributed earnings	357,259	132,036	310,942	114,651
Total earnings—basic	$688,393	$254,112	$614,094	$226,677

Denominator (shares in thousands):
Total weighted-average shares—basic	148,989	60,614	149,371	60,620

Earnings Per Share—basic	$4.62	$4.19	$4.11	$3.74

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$688,393	$254,112	$614,094	$226,677
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	254,112	—	226,677	—
Reallocation of undistributed earnings	—	(781)	—	(547)
Total earnings—diluted	$942,505	$253,331	$840,771	$226,130

Denominator (shares in thousands):
Number of shares used in basic computation	148,989	60,614	149,371	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,620	—
Employee stock options	783	—	664	—
Performance and restricted stock units	431	—	315	—
Total weighted-average shares—diluted	210,817	60,614	210,970	60,620

Earnings Per Share—diluted	$4.47	$4.18	$3.99	$3.73

The earnings per share calculations for the nine months ended September 29, 2019 and September 30, 2018 excluded 1,476 and 4,196 stock options (in thousands), respectively, that would have been antidilutive.

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Write-down of equity investments in partnerships qualifying for tax credits	$8,779	$3,303	$18,564	$23,067
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	9,154	6,843	17,827	6,647
Other (income) expense, net	66	2,347	210	5,487
Total	$17,999	$12,493	$36,601	$35,201

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	September 29, 2019	December 31, 2018
Inventories:
Raw materials	$280,865	$237,086
Goods in process	121,335	107,139
Finished goods	738,798	618,798
Inventories at FIFO	1,140,998	963,023
Adjustment to LIFO	(171,927)	(178,144)
Total inventories	$969,071	$784,879

Prepaid expenses and other:
Prepaid expenses	$62,964	$68,490
Assets held for sale	23,339	23,421
Other current assets	167,827	180,248
Total prepaid expenses and other	$254,130	$272,159

Property, plant and equipment:
Land	$104,266	$102,074
Buildings	1,256,046	1,211,011
Machinery and equipment	3,094,087	2,988,027
Construction in progress	197,899	280,559
Property, plant and equipment, gross	4,652,298	4,581,671
Accumulated depreciation	(2,552,313)	(2,451,377)
Property, plant and equipment, net	$2,099,985	$2,130,294

Other assets:
Capitalized software, net	$143,890	$126,379
Operating lease ROU assets	225,959	—
Other non-current assets	154,474	126,605
Total other assets	$524,323	$252,984

Accrued liabilities:
Payroll, compensation and benefits	$178,678	$180,546
Advertising, promotion and product allowances	321,826	286,028
Operating lease liabilities	28,967	—
Liabilities held for sale	376	596
Other	196,497	211,993
Total accrued liabilities	$726,344	$679,163

Other long-term liabilities:
Post-retirement benefits liabilities	$189,712	$195,166
Pension benefits liabilities	61,702	66,379
Operating lease liabilities	188,961	—
Other	187,467	184,503
Total other long-term liabilities	$627,842	$446,048

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(93,258)	$(96,678)
Pension and post-retirement benefit plans, net of tax	(179,034)	(205,230)
Cash flow hedges, net of tax	(51,849)	(54,872)
Total accumulated other comprehensive loss	$(324,141)	$(356,780)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Business Acquisitions
In September 2019, we completed the acquisition of ONE Brands, LLC ("ONE Brands"), previously a privately held company that sells proprietary nutritional supplement products to retailers and distributors in the United States, with the ONE Bar as its primary product. ONE Brands is expected to generate annualized net sales of approximately $100 million and complements our existing snacking businesses acquired in 2018.
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

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 29, 2019	September 30, 2018	Change	September 29, 2019	September 30, 2018	Change
In millions of dollars except per share amounts
Net Sales	$2,134.4	$2,079.6	2.6%	$5,918.1	$5,803.2	2.0%
Cost of Sales	1,191.1	1,216.1	(2.1)%	3,207.6	3,172.2	1.1%
Gross Profit	943.3	863.5	9.2%	2,710.5	2,631.0	3.0%
Gross Margin	44.2%	41.5%		45.8%	45.3%
SM&A Expense	481.4	453.9	6.0%	1,388.7	1,388.8	—%
SM&A Expense as a percent of net sales	22.6%	21.8%		23.5%	23.9%
Long-Lived Asset Impairment Charges	—	1.6	NM	4.7	28.8	(83.5)%
Business Realignment Costs	1.1	1.7	(31.3)%	7.3	10.9	(32.4)%
Operating Profit	460.8	406.3	13.4%	1,309.8	1,202.5	8.9%
Operating Profit Margin	21.6%	19.5%		22.1%	20.7%
Interest Expense, Net	35.5	37.0	(4.0)%	106.7	101.2	5.4%
Other (Income) Expense, Net	18.0	12.5	44.1%	36.6	35.2	4.0%
Provision for Income Taxes	82.1	91.4	(10.1)%	224.2	226.6	(1.1)%
Effective Income Tax Rate	20.2%	25.6%		19.2%	21.3%
Net Income Including Noncontrolling Interest	325.2	265.4	22.5%	942.3	839.5	12.3%
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(0.1)	1.7	(107.4)%	(0.2)	(1.3)	(87.0)%
Net Income Attributable to The Hershey Company	$325.3	$263.7	23.4%	$942.5	$840.8	12.1%
Net Income Per Share—Diluted	$1.54	$1.25	23.2%	$4.47	$3.99	12.0%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful.

Results of Operations - Third Quarter 2019 vs. Third Quarter 2018
Net Sales
Net sales increased 2.6% in the third quarter of 2019 compared to the same period of 2018, reflecting a favorable price realization of 1.1% due to higher prices on certain products, a benefit from net acquisitions and divestitures of 1.2% and a volume increase of 0.5%, partially offset by an unfavorable impact from foreign currency exchange rates of 0.2%. Excluding foreign currency, our third quarter 2019 net sales increased 2.8%. Consolidated volumes increased due to solid marketplace growth in select international markets.
Key U.S. Marketplace Metrics
For the third quarter of 2019, our total U.S. retail takeaway, including Amplify, increased 1.5% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, snack bars, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 2.2%, resulting in a CMG market share gain of approximately 17 basis points.
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
Cost of Sales and Gross Margin
Cost of sales decreased 2.1% in the third quarter of 2019 compared to the same period of 2018. The decrease was driven by an incremental $62.0 million favorable impact from mark-to-market adjustments on our commodity derivative instruments intended to economically hedge future years' commodity purchases, as well as favorable supply chain productivity. These drivers were partially offset by higher freight and logistics costs and higher plant costs.
Gross margin increased by 270 basis points in the third quarter of 2019 compared to the same period of 2018. The increase was primarily due to favorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain productivity, price realization, and favorable product mix. These factors were partially offset by higher freight and logistic costs.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $27.4 million or 6.0% in the third quarter of 2019. Total advertising and related consumer marketing expenses increased 10.5% driven by advertising increases in North America. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, increased approximately 3.5% in the third quarter due to increased spending related to personnel-related costs.
Long-Lived Asset Impairment Charges

There were no long-lived asset impairment charges in the third quarter of 2019. In the third quarter of 2018, we recorded long-lived asset impairment charges of $1.6 million associated with the Shanghai Golden Monkey ("SGM") and Tyrrells disposal groups. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts that were realized upon completion of the sales, over the sales values less costs to sell for the respective businesses.
Business Realignment Activities
In the third quarter of 2019 and 2018, we recorded business realignment costs of $1.1 million and $1.7 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 13.4% in the third quarter of 2019 compared to the same period of 2018 due to higher gross profit, lower long-lived asset impairment charges, and lower business realignment costs, partially offset by higher SM&A in the 2019 period, as noted above. Operating profit margin increased to 21.6% in 2019 from 19.5% in 2018 driven by these same factors.
Interest Expense, Net
Net interest expense was $1.5 million lower in the third quarter of 2019 compared to the same period of 2018. The decrease was primarily due to lower interest payments associated with lower debt balances, including commercial paper.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $18.0 million in the third quarter of 2019 versus expense of $12.5 million in the third quarter of 2018. The increase in the net expense was primarily due to higher write-downs on equity investments qualifying for federal historic and energy tax credits and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2019.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 20.2% for the third quarter of 2019 compared with 25.6% for the third quarter of 2018. Relative to the U.S. statutory rate of 21%, the 2019 effective tax rate was impacted by the benefit of ASU 2016-09 for accounting of employee share-based payment and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $61.6 million, or 23.4%, while EPS-diluted increased $0.29, or 23.2%, in the third quarter of 2019 compared to the same period of 2018. The increase in both net income and EPS-diluted was driven primarily by higher operating profit and lower income taxes, as noted above.

Results of Operations - First Nine Months 2019 vs. First Nine Months 2018
Net Sales
Net sales increased 2.0% in the first nine months of 2019 compared to the same period of 2018, reflecting a favorable price realization of 1.2% due to higher prices on certain products, a volume increase of 0.6% and a 0.5% benefit from net acquisitions and divestitures, partially offset by unfavorable impact from foreign currency exchange rates of 0.3%. Excluding foreign currency, our first nine months of 2019 net sales increased 2.3%. Consolidated volumes increased due to solid marketplace growth in select international markets.
Cost of Sales and Gross Margin
Cost of sales increased 1.1% in the first nine months of 2019 compared to the same period of 2018. The increase was driven by higher freight and logistics costs and higher plant costs. These drivers were partially offset by a $24.2 million favorable impact from mark-to-market adjustments on our commodity derivative instruments intended to economically hedge future years' commodity purchases, as well as supply chain productivity.
Gross margin increased by 50 basis points in the first nine months of 2019 compared to the same period of 2018. The increase was primarily due to favorable year-over-year mark-to-market impact from commodity derivative instruments, higher supply chain productivity, favorable product mix and favorable volume. These factors were partially offset by higher freight and logistic costs.
Selling, Marketing and Administrative
SM&A expenses remained fairly comparable decreasing $0.1 million in the first nine months of 2019. Total advertising and related consumer marketing expenses increased 5.0% driven by advertising increases in North America. Selling, marketing and administrative expenses, excluding advertising and related consumer marketing, decreased approximately 2.7% in the first nine months of 2019 due to less spending from the Margin for Growth Program and lower acquisition-related costs.
Long-Lived Asset Impairment Charges
During the first nine months of 2019, we recorded long-lived asset impairment charges of $4.7 million, which are predominantly comprised of select land that has not yet met the held for sale criteria. During the first nine months of 2018, we recorded long-lived asset impairment charges of $28.8 million associated with the SGM and Tyrrells disposal groups. These charges represented the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts to be realized upon completion of the sales, over the estimated fair values less costs to sell for the respective businesses. In July 2018, we sold the SGM and Tyrrells businesses.
Business Realignment Activities
In the first nine months of 2019 and 2018, we recorded business realignment costs of $7.3 million and $10.9 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.

Operating Profit and Operating Profit Margin
Operating profit increased 8.9% in the first nine months of 2019 compared to the same period of 2018 due to higher gross profit, lower long-lived asset impairment charges, and lower business realignment cost in the 2019 period, as noted above. Operating profit margin increased to 22.1% in the first nine months of 2019 from 20.7% in the first nine months of 2018 driven by these same factors.
Interest Expense, Net
Net interest expense was $5.5 million higher in the first nine months of 2019 compared to the same period of 2018. The increase was due to a higher average long-term debt balance in 2019 verses 2018.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $36.6 million in the first nine months of 2019 versus expense of $35.2 million in the first nine months of 2018. The increase in the net expense was primarily due to higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2019, partially offset by lower write-downs on equity investments qualifying for federal historic and energy tax credits.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 19.2% for the first nine months of 2019 compared with 21.3% for the first nine months of 2018. Relative to the U.S. statutory rate of 21%, the 2019 effective tax rate was impacted by a change to foreign valuation allowances, the benefit of ASU 2016-09 for accounting of employee share-based payment, and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $101.7 million, or 12.1%, while EPS-diluted increased $0.48, or 12.0%, in the first nine months of 2019 compared to the same period of 2018. The increase in both net income and EPS-diluted was driven primarily by higher operating profit, which was partly offset by higher interest expense, as noted above.
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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
In millions of dollars
Net Sales:
North America	$1,894.0	$1,843.5	$5,269.0	$5,155.2
International and Other	240.4	236.1	649.1	648.0
Total	$2,134.4	$2,079.6	$5,918.1	$5,803.2

Segment Income:
North America	$570.4	$556.1	$1,606.0	$1,534.3
International and Other	39.4	31.1	81.6	65.4
Total segment income	609.8	587.2	1,687.6	1,599.7
Unallocated corporate expense (1)	132.8	116.5	370.2	361.4
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	12.1	47.6	(13.4)	(69.5)
Long-lived asset impairment charges	—	1.6	4.7	28.8
Costs associated with business realignment activities	1.6	11.4	8.4	42.7
Acquisition-related costs	2.4	3.7	7.9	36.5
Gain on sale of licensing rights	—	—	—	(2.7)
Operating profit	460.9	406.4	1,309.8	1,202.5
Interest expense, net	35.5	37.0	106.7	101.2
Other (income) expense, net	18.0	12.5	36.6	35.2
Income before income taxes	$407.4	$356.9	$1,166.5	$1,066.1

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

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America results, which accounted for 88.7% and 88.6% of our net sales for the three months ended September 29, 2019 and September 30, 2018, respectively, were as follows:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 29, 2019	September 30, 2018	Change	September 29, 2019	September 30, 2018	Change
In millions of dollars
Net sales	$1,894.0	$1,843.5	2.7%	$5,269.0	$5,155.2	2.2%
Segment income	570.4	556.1	2.6%	1,606.0	1,534.3	4.7%
Segment margin	30.1%	30.2%		30.5%	29.8%
Results of Operations - Third Quarter 2019 vs. Third Quarter 2018
Net sales of our North America segment increased $50.5 million or 2.7% in the third quarter of 2019 compared to the same period in 2018, reflecting a favorable price realization of 1.5% attributed to higher prices on certain products and a benefit from net impact of acquisitions and divestitures of 1.5%. This was partially offset by a volume decrease of 0.2% largely due to the introduction of new packaging formats and an unfavorable impact from foreign currency exchange rates of 0.1%.
Our North America segment income increased $14.3 million or 2.6% in the third quarter of 2019 compared to the third quarter of 2018, primarily due to favorable commodity costs and favorable price realization, partially offset by higher advertising expense, higher freight and logistics costs and higher supply chain-related costs.
Results of Operations - First Nine Months 2019 vs. First Nine Months 2018
Net sales of our North America segment increased $113.8 million or 2.2% in the first nine months of 2019 compared to the first nine months of 2018, which includes a 1.0% benefit from net acquisitions and divestitures. Excluding the Amplify and Pirate Brands acquisitions and Tyrrells divestiture, our North America segment net sales increased 1.2%. Net price realization increased 1.4% attributed to higher prices on certain products. Volume was flat and foreign currency exchange rates resulted in an unfavorable impact of 0.2%.
Our North America segment income increased $71.7 million or 4.7% in the first nine months of 2019 compared to the first nine months of 2018, primarily due to favorable commodity costs, favorable price realization and favorable sales mix, partially offset by higher advertising expense, higher freight and logistics costs and higher supply chain-related costs.

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and Regional Markets, such as other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results, which accounted for 11.3% and 11.4% of our net sales for the three months ended September 29, 2019 and September 30, 2018, respectively, were as follows:

	Three Months Ended		Percent	Nine Months Ended		Percent
	September 29, 2019	September 30, 2018	Change	September 29, 2019	September 30, 2018	Change
In millions of dollars
Net sales	$240.4	$236.1	1.8%	$649.1	$648.0	0.2%
Segment income	39.4	31.1	26.7%	81.6	65.4	24.8%
Segment margin	16.4%	13.2%		12.6%	10.1%
Results of Operations - Third Quarter 2019 vs. Third Quarter 2018
Net sales of our International and Other segment increased $4.3 million or 1.8% in the third quarter of 2019 compared to the same period in 2018, reflecting a volume increase of 5.3%. This was partially offset by an unfavorable price realization of 1.6%, an unfavorable impact from foreign currency exchange rates of 1.0% and a 0.9% reduction in net sales primarily from the divestiture of SGM. Excluding the divestiture of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 3.7%. The volume increase was primarily attributed to solid marketplace growth in Mexico and India where net sales increased by 5.8% and 16.2% , respectively. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $39.4 million in the third quarter of 2019 compared to $31.1 million in the third quarter of 2018, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimized the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico and India.
Results of Operations - First Nine Months 2019 vs. First Nine Months 2018
Net sales of our International and Other segment increased $1.1 million or 0.2% in the first nine months of 2019 compared to the first nine months of 2018, reflecting a volume increase of 5.9%, partially offset by a 2.9% reduction in net sales primarily from the divestiture of SGM, an unfavorable impact from foreign currency exchange rates of 1.8%, and unfavorable price realization of 1.0%. Excluding the divestiture of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 4.9%. The volume increase was primarily attributed to solid marketplace growth in Mexico, India and Regional Markets where net sales increased by 6.0%, 2.3% and 6.3%, respectively. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $81.6 million in the first nine months of 2019 compared to $65.4 million in the first nine months of 2018, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimized the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, India and Regional Markets.

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
In the third quarter of 2019, unallocated corporate expense totaled $132.8 million, as compared to $116.5 million in the third quarter of 2018, primarily driven by personnel-related costs. In the first nine months of 2019, unallocated corporate expense totaled $370.2 million, as compared to $361.4 million in the same period of 2018, primarily driven by personnel-related costs.
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
At September 29, 2019, our cash and cash equivalents totaled $302.6 million. At December 31, 2018, our cash and cash equivalents totaled $588.0 million. Our cash and cash equivalents during the first nine months of 2019 decreased $285.4 million compared to the 2018 year-end balance as a result of the net uses of cash outlined in the following discussion.
Approximately 85% of the balance of our cash and cash equivalents at September 29, 2019 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest funds earned outside of the United States to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statement of Cash Flows:

	Nine Months Ended
In millions of dollars	September 29, 2019	September 30, 2018
Net cash provided by (used in):
Operating activities	$993.3	$892.8
Investing activities	(697.6)	(972.2)
Financing activities	(582.8)	529.0
Effect of exchange rate changes on cash and cash equivalents	1.7	(6.0)
(Decrease) increase in cash and cash equivalents	$(285.4)	$443.6
Operating activities
We generated cash of $993.3 million for operating activities in the first nine months of 2019, an increase of $100.5 million compared to $892.8 million in the same period of 2018. This increase in net cash from operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, impairment of long-lived assets, write-down of equity investments and other charges) resulted in $88.3 million of higher cash flow in 2019 relative to 2018.

•
Prepaid expenses and other current assets used cash of $3.5 million in 2019, compared to cash used of $59.1 million in 2018. This $55.6 million fluctuation was mainly driven by the timing of payments on commodity futures. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

•
Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities), which consumed cash of $307 million in 2019 and $326 million in 2018. This $19 million fluctuation was mainly driven by:

◦
$110 million increase in cash provided by accounts payable and accrued liabilities, due to the timing of payments for trade-related and other accounts payables, as well as prior year spending necessary to settle certain accrued liabilities acquired in conjunction with the Amplify acquisition.

◦
Partially offset by a $28 million increase in cash used by accounts receivable, primarily driven by an increase in sales of U.S. seasonal products, resulting in a higher investment in accounts receivable as of the 2019 quarter-end.

◦	Partially offset by a $63 million increase in cash used by inventories, due to a higher year-over-year build up of inventories to satisfy upcoming seasonal and holiday core product requirements.

•
Cash contributions to our pension and post retirement plans totaled $13.9 million in 2019, a decrease of $12.8 million compared to $26.7 million in 2018. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements.

•	The increase in cash provided by operating activities was partially offset by the following net cash outflow:

◦	Incomes taxes generated $85.8 million less in cash flow in 2019 relative to 2018, mainly due to the variance in actual tax expense for 2019 relative to the timing of quarterly estimated tax payments.
Investing activities
We used cash of $697.6 million for investing activities in the first nine months of 2019, a decrease of $274.6 million compared to $972.2 million in the same period of 2018. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $236.6 million in the first nine months of 2019 compared to $241.2 million in the same period of 2018. For full year 2019, we expect capital expenditures, including capitalized software, to approximate $350 million.

•
Proceeds from sales of property, plant and equipment and other long-lived assets. During the first nine months of 2019, proceeds from the sale of property, plant and equipment and other long-lived assets activity was minimal. During the first nine months of 2018, we generated $46.7 million of proceeds from the sale of property, plant and equipment and other long-lived assets. We sold select China facilities that were taken out of operation in connection with the Operational Optimization Program. Proceeds from the sale of these facilities totaled $27.5 million, resulting in a gain of $6.6 million. Additionally, we sold licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for $13.0 million, resulting in a gain of $2.7 million.

•
Proceeds from the sales of businesses. We had no divestiture activity in 2019. In July 2018, we sold the Tyrrells and SGM businesses. Collectively, the proceeds from the sales of these businesses, net of cash divested, were approximately $171.9 million. Further details are provided in Notes 6 and 8 to the Unaudited Consolidated Financial Statements.

•
Business Acquisitions. In September 2019, we acquired ONE Brands for $401.5 million. In January 2018, we acquired Amplify for $915.5 million, net of cash acquired. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $52.7 million in the first nine months of 2019, compared to $34.2 million in the same period of 2018.

•	Other investing activities. During the first nine months of 2019, we made minority investments in emerging snacking businesses that qualify as cost method investments.
Financing activities
We used cash of $582.8 million for financing activities in the first nine months of 2019, an increase of $1,111.8 million compared to cash generated of $529.0 million in the same period of 2018. This increase in net cash used in financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2019, we generated cash flow of $80.7 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign bank borrowings. During the first nine months of 2018, we generated cash flow of $893.4 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign bank borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repayment of Amplify's outstanding debt owed under its existing credit agreement. A portion of the commercial paper borrowings used to fund the Amplify acquisition were subsequently refinanced with the proceeds of new notes issued during the second quarter of 2018, as discussed below.

•
Long-term debt borrowings and repayments. During the first nine months of 2019, our long-term debt borrowings and repayments activity was minimal. In May 2018, we issued $350 million of 2.90% Notes due in 2020, $350 million of 3.10% Notes due in 2021 and $500 million of 3.375% Notes due in 2023. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193.8 million. In August 2018, we repaid $300 million of 1.60% Notes due in 2018 upon their maturity. Additionally, in 2018, we repaid $607 million of debt assumed in connection with the Amplify acquisition, including all of the outstanding debt owed by Amplify under its existing credit agreement.

•
Tax receivable obligation. In connection with the Amplify acquisition in 2018, the Company agreed to make a payment to the counterparty of a tax receivable agreement. During the first nine months of 2018, we paid $72.0 million of the tax receivable obligation.

•
Share repurchases. We used cash for total share repurchases of $445.9 million and $199.7 million during the first nine months of 2019 and 2018, respectively, pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $453.2 million during the first nine months of 2019, an increase of $38.0 million compared to $415.2 million in the same period of 2018.

•
Proceeds from the exercise of stock options. We received $235.3 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first nine months of 2019, an increase of $201.9 million compared to $33.4 million in the same period of 2018.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total notional amount of interest rate swaps outstanding at September 29, 2019 and December 31, 2018 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at September 29, 2019 and December 31, 2018. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of September 29, 2019 would have increased interest expense by approximately $2.7 million for the first nine months of 2019 and $3.5 million for the full year 2018.
In addition, the total amount of short-term debt, net of cash, amounted to $973 million and $610 million, respectively, at September 29, 2019 and December 31, 2018. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of September 29, 2019 would have increased interest expense by approximately $5.5 million for the first nine months of 2019 and $9.0 million for the full year 2018.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at September 29, 2019 and December 31, 2018 by approximately $148 million and $121 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $25.5 million as of September 29, 2019 and $4.5 million as of December 31, 2018, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $871.2 million as of September 29, 2019 and $693.5 million as of December 31, 2018. At the end of the third quarter 2019, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $87.1 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2018 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 29, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 29, 2019.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended September 29, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
July 1 through July 28	256,333	$139.28	—	$410,000
July 29 through August 25	430,000	$154.03	—	$410,000
August 26 through September 29	575,000	$155.66	—	$410,000
Total	1,261,333	$151.78	—
(1) During the three months ended September 29, 2019, 1,261,333 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In October 2017, our Board of Directors approved a $100 million share repurchase authorization.  This program was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization. As of September 29, 2019, approximately $410 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Five Year Credit Agreement dated as of July 2, 2019, is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 2, 2019.
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	October 24, 2019	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 24, 2019	/s/ Javier H. Idrovo
Javier H. Idrovo
Chief Accounting Officer
(Principal Accounting Officer)