Form 10-K
period 2019-12-31
HERSHEY CO
filed 2020-02-20
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(Address of principal executive offices and Zip Code)

(717) 534-4200
(Registrant's telephone number, including area code)

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

As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $19,932,748,865. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock were converted to Common Stock as of June 28, 2019. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2019 ($134.03 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—148,135,834 shares, as of February 14, 2020.
Class B Common Stock, one dollar par value—61,613,777 shares, as of February 14, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 85 countries worldwide.
Reportable Segments
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is primarily organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 89% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

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

Financial and other information regarding our reportable segments is provided in our Management’s Discussion and Analysis and Note 13 to the Consolidated Financial Statements.
Business Acquisitions
In September 2019, we completed the acquisition of ONE Brands, LLC ("ONE Brands"), previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE Bar as its primary product.
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

The Hershey Company | 2019 Form 10-K | Page 1

Products and Brands
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; snack items such as popcorn, protein bars and cookies, spreads, bars and snack bites/mixes, and meat snacks; and pantry items, such as baking ingredients, toppings and beverages.

•
Within our North America markets, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Lancaster, Payday, Rolo®, Twizzlers, Whoppers and York. We also offer premium chocolate products, primarily in the United States, through the Scharffen Berger and Dagoba brands. Our gum and mint products include Ice Breakers mints and chewing gum, Breathsavers mints and Bubble Yum bubble gum. Our pantry and snack items that are principally sold in North America include ready-to-eat SkinnyPop popcorn, baked and trans fat free Pirate's Booty snacks and other better-for-you snack brands such as Oatmega, Paqui and ONE Bar, baking products, toppings and sundae syrups sold under the Hershey’s, Reese’s and Heath brands, as well as Hershey’s and Reese’s chocolate spreads, snack bites and mixes, and Krave meat snack products.

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
In 2019, approximately 30% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

The Hershey Company | 2019 Form 10-K | Page 2

Our trading company in Switzerland performs all aspects of cocoa procurement, including price risk management, physical supply procurement and sustainable sourcing oversight. The trading company was implemented to optimize the supply chain for our cocoa requirements, with a strategic focus on gaining real time access to cocoa market intelligence. It also provides us with the ability to recruit and retain world class commodities traders and procurement professionals and enables enhanced collaboration with commodities trade groups, the global cocoa community and sustainable sourcing resources.
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
Competition
Many of our confectionery brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain markets in Latin America. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large companies with significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. We have also experienced increased competition from other snack items, which we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions.
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

The Hershey Company | 2019 Form 10-K | Page 3

Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None
Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2019

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2019

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
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

The Hershey Company | 2019 Form 10-K | Page 4

Employees
As of December 31, 2019, the Company employed approximately 14,520 full-time and 1,620 part-time employees worldwide. Collective bargaining agreements covered approximately 5,500 employees, or approximately 34% of the Company’s employees worldwide. During 2020, agreements will be negotiated for certain employees at three facilities outside of the United States and one United States facility, comprising approximately 74% of total employees under collective bargaining agreements. We believe that our employee relations are generally good.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 15.8% for 2019, 16.1% for 2018 and 16.7% for 2017. The percentage of total long-lived assets outside of the United States was 20.2% as of December 31, 2019 and 21.7% as of December 31, 2018.
Sustainability
The Hershey Company’s commitment to sustainability started with our founder’s belief in responsible citizenship. He was a purpose-driven leader who believed we could use chocolate to create goodness in the world. This belief resulted in strong investment in local communities and the establishment of the Milton Hershey School for disadvantaged kids.  We continue that legacy today through our sustainability strategy “The Shared Goodness Promise” by operating the business with sustainable practices, sourcing ingredients responsibly, protecting our environment, making a difference in our communities and helping kids globally reach their full potential. To learn more about our sustainability goals, progress and initiatives, you can access our full Sustainability Report at https://www.thehersheycompany.com/en_us/sustainability.html.
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

The Hershey Company | 2019 Form 10-K | Page 5

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
Our Company’s reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which in turn could negatively impact our operating results.
In order to sell our iconic, branded products, we need to maintain a good reputation with our customers, consumers, suppliers, vendors and employees, among others. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our Company’s image and reputation. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products or cause production and delivery disruptions. We may need to recall products if any of our products become unfit for consumption, and we could potentially be subject to litigation or government actions, which could result in payments of fines or damages. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, suppliers and vendors. Costs associated with these potential actions, as well as the potential impact on our ability to sell our products, could negatively affect our operating results.

The Hershey Company | 2019 Form 10-K | Page 6

Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results.
We use many different commodities for our business, including cocoa products, sugar, corn products, dairy products, peanuts, almonds, natural gas and diesel fuel.
Commodities are subject to price volatility and changes in supply caused by numerous factors, including:

•	Commodity market fluctuations;

•	Currency exchanges rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield and quality;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Supplier compliance with commitments;

•	Import/export requirements for raw materials and finished goods;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs and energy policies.

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

There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 30% of our total net sales in 2019. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.

The Hershey Company | 2019 Form 10-K | Page 7

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
We completed the acquisitions of ONE Brands, LLC in September 2019, Pirate Brands in October 2018 and Amplify Snack Brands, Inc. in January 2018, respectively. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey's resources, expertise, capability-building, distribution locations and customer base. In addition, these acquisitions are important steps in our journey to expand our breadth in snacking, as they should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle. If we are unable to successfully couple Hershey’s scale and expertise in brand building with ONE Brands, Pirate Brands and Amplify's existing operations, it may impact our ability to expand our snacking footprint at our desired pace.

The Hershey Company | 2019 Form 10-K | Page 8

Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products.
Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation requirements, competition laws, employment laws, import/export requirements and environmental laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our financial condition and results of operations.
Political, economic and/or financial market conditions could negatively impact our financial results.
Our operations are impacted by consumer spending levels and impulse purchases which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment, pandemic outbreak of disease, weather, natural and other disasters and declines in personal spending could adversely impact our revenues, profitability and financial condition.
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
In 2019, 2018 and 2017, respectively, we derived approximately 16%, 16% and 17% of our net sales from customers located outside of the United States. Additionally, approximately 20% of our total long-lived assets were located outside of the United States as of December 31, 2019. As part of our strategy, we have made investments outside of the United States, particularly in Canada, China, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:

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

The Hershey Company | 2019 Form 10-K | Page 9

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

The Hershey Company | 2019 Form 10-K | Page 10

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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

The Hershey Company | 2019 Form 10-K | Page 11

Item 2.	PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Lease
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own
In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. We regularly improve our facilities to incorporate the latest technologies. The largest facilities are located in Hershey, Lancaster and Hazleton, Pennsylvania; Monterrey and El Salto, Mexico; and Stuarts Draft, Virginia. The U.S., Canada and Mexico facilities in the table above primarily support our North America segment, while the Malaysia facility primarily serve our International and Other segment. As discussed in Note 13 to the Consolidated Financial Statements, we do not manage our assets on a segment basis given the integration of certain manufacturing, warehousing, distribution and other activities in support of our global operations.

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
Not applicable.

The Hershey Company | 2019 Form 10-K | Page 12

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 14, 2020, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Damien Atkins (1)	49	Senior Vice President, General Counsel and Secretary (August 2018)
Michele G. Buck	58
Chairman of the Board, President and Chief Executive Officer (October 2019); President and Chief Executive Officer (March 2017); Executive Vice President, Chief Operating Officer (June 2016); President, North America (May 2013)

Terence L. O’Day (2)	70
Senior Vice President, Chief Technology and Data Officer (June 2019); Senior Vice President, Chief Product Supply and Technology Officer (March 2017); Senior Vice President, Chief Supply Chain Officer (May 2013)

Charles R. Raup	52
President, U.S. (January 2020); Vice President, U.S. CMG (June 2018); Vice President and General Manager, Chocolate (August 2017); Vice President and General Manager, Mexico (October 2015); Vice President, Emerging Brands (November 2014)

Jason Reiman	48
Senior Vice President, Chief Supply Chain Officer (June 2019); Vice President, Supply Chain Operations (August 2018); Vice President, US Supply Chain Operations (July 2017); Vice President, International Operations (May 2017); Vice President, AEMA Supply Chain Operations (October 2015); President, Global Logistics Excellence (January 2013)

Kristen J. Riggs	41
Senior Vice President, Chief Growth Officer (January 2020); Vice President, Innovation and Strategic Growth Platforms (September 2019); Vice President, Commercial Planning (June 2018); Vice President, Brand Commercialization (July 2017); Senior Director, Reese’s (October 2015); Team Lead, Sam’s Club (September 2013)

Christopher M. Scalia	44	Senior Vice President, Chief Human Resources Officer (January 2020); Vice President, Global Human Resources (March 2018); Vice President, Talent, HR Operations and Analytics (December 2014)
Steven E. Voskuil (3)	51	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019); Senior Vice President, Chief Financial Officer (May 2019)

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

(2)	On December 18, 2019, the Company announced the planned retirement of Mr. O'Day, to be effective March 31, 2020.

(3)
Mr. Voskuil was elected Senior Vice President, Chief Financial Officer effective May 13, 2019. Prior to joining our Company he was Senior Vice President and Chief Financial Officer at Avanos Medical, Inc. (November 2014).

Our Executive Officers are generally elected each year at the organization meeting of the Board in May.

The Hershey Company | 2019 Form 10-K | Page 13

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 31, 2019, was $146.98. There were 25,773 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2019.
We paid $610.3 million in cash dividends on our Common Stock and Class B Stock in 2019 and $562.5 million in 2018. The annual dividend rate on our Common Stock in 2019 was $2.990 per share.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Stock for the two most recent fiscal years is disclosed in Note 19 to the Consolidated Financial Statements.
On January 28, 2020, our Board declared a quarterly dividend of $0.773 per share of Common Stock payable on March 16, 2020, to stockholders of record as of February 21, 2020. It is the Company’s 361st consecutive quarterly Common Stock dividend. A quarterly dividend of $0.702 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
In October 2017, our Board approved a $100 million share repurchase authorization. This program was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization, to commence after the existing 2017 authorization was completed. As of December 31, 2019, approximately $410 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
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

The Hershey Company | 2019 Form 10-K | Page 14

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2014	2015	2016	2017	2018	2019
The Hershey Company	$100	$88	$104	$117	$114	$160
S&P 500 Index	$100	$101	$113	$138	$132	$174
S&P 500 Packaged Foods Index	$100	$117	$128	$130	$105	$138

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Hershey Company | 2019 Form 10-K | Page 15

Item 6.	SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY
(All dollar and share amounts in thousands except market price and per share statistics)

	2019	2018	2017	2016	2015
Summary of Operations
Net Sales	$7,986,252	7,791,069	7,515,426	7,440,181	7,386,626
Cost of Sales	$4,363,774	4,215,744	4,060,050	4,270,642	4,000,071
Selling, Marketing and Administrative	$1,905,929	1,874,829	1,885,492	1,891,305	1,945,361
Goodwill, Long-Lived & Intangible Asset Impairment Charges	$112,485	57,729	208,712	4,204	280,802
Business Realignment Costs	$8,112	19,103	47,763	18,857	84,628
Interest Expense, Net	$144,125	138,837	98,282	90,143	105,773
Provision for Income Taxes	$234,032	239,010	354,131	379,437	388,896
Net Income Attributable to The Hershey Company	$1,149,692	1,177,562	782,981	720,044	512,951
Net Income Per Share:
—Basic—Common Stock	$5.64	5.76	3.79	3.45	2.40
—Diluted—Common Stock	$5.46	5.58	3.66	3.34	2.32
—Basic—Class B Stock	$5.12	5.24	3.44	3.15	2.19
—Diluted—Class B Stock	$5.10	5.22	3.44	3.14	2.19
Weighted-Average Shares Outstanding:
—Basic—Common Stock	148,841	149,379	151,625	153,519	158,471
—Basic—Class B Stock	60,614	60,614	60,620	60,620	60,620
—Diluted—Common Stock	210,702	210,989	213,742	215,304	220,651
Dividends Paid on Common Stock	$445,618	412,491	387,466	369.292	352,953
Per Share	$2.990	2.756	2.548	2.402	2.236
Dividends Paid on Class B Stock	$164,627	151,789	140,394	132,394	123,179
Per Share	$2.716	2.504	2.316	2.184	2.032
Depreciation	$218,096	231,012	211,592	231,735	197,054
Amortization	$73,448	64,132	50,261	70,102	47,874
Advertising	$513,302	479,908	541,293	521,479	561,644
Year-End Position and Statistics
Capital Additions (including software)	$318,192	328,601	257,675	269,476	356,810
Total Assets	$8,140,395	7,703,020	5,553,726	5,524,333	5,344,371
Short-term Debt and Current Portion of Long-term Debt	$735,672	1,203,316	859,457	632,714	863,436
Long-term Portion of Debt	$3,530,813	3,254,280	2,061,023	2,347,455	1,557,091
Stockholders’ Equity	$1,744,994	1,407,266	931,565	827,687	1,047,462
Full-time Employees	14,520	14,930	15,360	16,300	19,060
Stockholders’ Data
Outstanding Shares of Common Stock and Class B Stock at Year-end	208,829	209,729	210,861	212,260	216,777
Market Price of Common Stock at Year-end	$146.98	107.18	113.51	103.43	89.27
Price Range During Year (high)	$161.40	114.06	115.96	113.89	110.78
Price Range During Year (low)	$104.30	89.54	102.87	83.32	83.58

The Hershey Company | 2019 Form 10-K | Page 16

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The MD&A is organized in the following sections:

•	Business Model and Growth Strategy

•	Overview

•	Consolidated Results of Operations

•	Segment Results

•	Financial Condition

•	Liquidity and Capital Resources

•	Critical Accounting Policies and Estimates
BUSINESS MODEL AND GROWTH STRATEGY
We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We report our operations through two segments: North America and International and Other.
We believe we have differentiated assets and capabilities that when integrated, can create advantage in the marketplace and secure our future. Our focus on the following strategic imperatives should enable us to drive shareholder value and deliver on our financial commitments.

•
Undisputed Leader in US Confection and Capturing Incremental Snacking Occasions. We are taking actions to deepen our consumer connections, utilize our beloved brands to deliver meaningful innovation and reinvent the shopping experience, while also pursuing opportunities to diversify our portfolio and establish a strong presence across the broader snacking continuum.

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

◦
To expand our breadth in snacking, we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions. Our expansion into snacking is being fueled by the recent acquisitions of ONE Brands in September 2019, Pirate Brands in October 2018 and Amplify in January 2018, respectively.

The Hershey Company | 2019 Form 10-K | Page 17

•
Driving Profitable Growth, Allocating Capital Resources and Optimizing Cost Structure. We are focused on ensuring that we efficiently allocate our resources to the areas with the highest potential for profitable growth. We believe this will enable margin expansion and position us within the top quartile of operating income margin relative to our peers.

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

•
Expanding Competitive Advantage Through Differentiated Capabilities. In order to generate actionable insights, we must acquire, integrate, access and utilize vast sources of the right data in an effective manner. We are working to leverage our advanced analytical techniques to gain a deep understanding of consumers, our customers, our shoppers, our end-to-end supply chain, our retail environment and key economic drivers at both a macro and precision level, including digital transformation and new media models. In addition, we are in the process of transforming our enterprise resource planning system, which will enable employees to work more efficiently and effectively.

OVERVIEW
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 85 countries worldwide.
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, meat snacks, bars and snack bites and mixes, popcorn and protein bars and cookies.
Recent Developments
The Company is closely monitoring an outbreak of respiratory illness caused by a novel coronavirus that was first detected in Wuhan City, Hubei Province, China and which continues to expand. The virus has impacted a host of sectors within China including retail, manufacturing, travel and hospitality. The financial and business impacts are currently unknown at this time; however, we believe will be limited to our China business which is part of our International and Other reportable segment. We are taking steps to protect our employees, consumers and business.
Business Acquisitions
In September 2019, we completed the acquisition of ONE Brands, LLC ("ONE Brands"), previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE Bar as its primary product. ONE Brands is expected to generate annualized net sales of approximately $100 million and complements our existing snacking businesses acquired in 2018.
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

The Hershey Company | 2019 Form 10-K | Page 18

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2019	2018	2017	2019 vs 2018	2018 vs 2017
In millions of dollars except per share amounts
Net Sales	$7,986.3	$7,791.1	$7,515.4	2.5%	3.7%
Cost of Sales	4,363.8	4,215.7	4,060.0	3.5%	3.8%
Gross Profit	3,622.5	3,575.4	3,455.4	1.3%	3.5%
Gross Margin	45.4%	45.9%	46.0%
SM&A Expense	1,905.9	1,874.8	1,885.5	1.7%	(0.6)%
SM&A Expense as a percent of net sales	23.9%	24.1%	25.1%
Long-Lived and Intangible Asset Impairment Charges	112.5	57.7	208.7	94.9%	(72.3)%
Business Realignment Costs	8.1	19.1	47.8	(57.5)%	(60.0)%
Operating Profit	1,596.0	1,623.8	1,313.4	(1.7)%	23.6%
Operating Profit Margin	20.0%	20.8%	17.5%
Interest Expense, Net	144.1	138.8	98.3	3.8%	41.3%
Other (Income) Expense, Net	71.1	74.8	104.4	(5.0)%	(28.4)%
Provision for Income Taxes	234.0	239.0	354.1	(2.1)%	(32.5)%
Effective Income Tax Rate	16.9%	17.0%	31.9%
Net Income Including Noncontrolling Interest	1,146.8	1,171.2	756.6	(2.1)%	54.8%
Less: Net Loss Attributable to Noncontrolling Interest	(2.9)	(6.5)	(26.4)	(54.8)%	(75.4)%
Net Income Attributable to The Hershey Company	$1,149.7	$1,177.7	$783.0	(2.4)%	50.4%
Net Income Per Share—Diluted	$5.46	$5.58	$3.66	(2.2)%	52.5%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Net Sales
2019 compared with 2018
Net sales increased 2.5% in 2019 compared with 2018, reflecting a favorable price realization of 1.7% due to higher prices on certain products, a 1.0% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands and the 2018 acquisition of Pirate Brands, partially offset by 2018 divestitures) and a volume increase of 0.1%, partially offset by an unfavorable impact from foreign currency exchange rates of 0.3%. Excluding foreign currency, our 2019 net sales increased 2.8%. Consolidated volumes increased due to solid marketplace growth in select international markets.
2018 compared with 2017
Net sales increased 3.7% in 2018 compared with 2017, reflecting a benefit from the recent Amplify and Pirate Brands acquisitions of 3.6% and a volume increase of 1.3%, partially offset by unfavorable price realization of 1.0% and an unfavorable impact from foreign currency exchange rates of 0.2%. Excluding the unfavorable impact from foreign currency exchange rates, our net sales increased 3.9%. Consolidated volumes increased due to the acquisitions of Amplify and Pirate Brands, as well as solid performance in select international markets, which more than offset the volume reduction resulting from the sale of Shanghai Golden Monkey ("SGM") in July 2018. The net increase in volume was partially offset by unfavorable net price realization, which was primarily attributed to incremental trade promotional expense in the North America segment in support of 2018 programming.

The Hershey Company | 2019 Form 10-K | Page 19

Key U.S. Marketplace Metrics
For the full year 2019, our total U.S. retail takeaway increased 2.5% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 2.6%, resulting in a slight CMG market share gain.
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
Cost of Sales and Gross Margin
2019 compared with 2018
Cost of sales increased 3.5% in 2019 compared with 2018. The increase was driven by higher freight and logistics costs, additional plant costs, and an incremental $33.9 million unfavorable impact from marking-to-market our commodity derivative instruments intended to economically hedge future years' commodity purchases. These drivers were partially offset by favorable supply chain productivity.
Gross margin decreased by 50 basis points in 2019 compared with 2018. The decrease was primarily due to the higher freight and logistics costs, additional plant costs, and the unfavorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were partially offset by supply chain productivity, price realization, and favorable product mix.
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
Selling, Marketing and Administrative
2019 compared with 2018
Selling, marketing and administrative (“SM&A”) expenses increased $31.1 million or 1.7% in 2019. Total advertising and related consumer marketing expenses increased 4.2% driven by advertising increases in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 0.2% in 2019 due to incremental expenses from Pirate Brands and ONE Brands, as well as higher employee related compensation, which more than offset reductions in our base spending from the Margin for Growth Program.
2018 compared with 2017
SM&A expenses decreased $10.7 million or 0.6% in 2018. Total advertising and related consumer marketing expenses declined 10.9% due mainly to spend optimization and shifts relating to our emerging brands, as well as reductions in agency and production fees. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 6.2% in 2018 due to incremental expenses from Amplify and Pirate Brands and higher expenses related to the multi-year implementation of our enterprise resource planning system, which more than offset reductions in our base spending from the Margin for Growth Program.

The Hershey Company | 2019 Form 10-K | Page 20

Long-Lived and Intangible Asset Impairment Charges
In 2019, we recorded the following impairment charges:

For the year ended December 31,	2019
In millions of dollars
Customer relationship and trademark intangible assets (1)	$100.1
Other long-lived assets not held for sale (2)	9.7
Adjustment to disposal group (3)	2.7
Long-lived and intangible asset impairment charges	$112.5

(1)
During the fourth quarter of 2019, we recorded impairment charges to write down customer relationship and trademark intangible assets associated with KRAVE Pure Foods, Inc. (“Krave”). These charges were determined by comparing the fair value of the asset group to its carrying value. We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

(2)
During 2019, we recorded impairment charges predominantly comprised of select long-lived assets that had not yet met the held for sale criteria. The fair value of these assets was supported by potential sales prices with third-party buyers and market analysis.

(3)
In connection with our disposal group classified as held for sale, during 2019, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed in the first half of 2020.

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
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In 2019, 2018 and 2017, we recorded business realignment costs of $8.1 million, $19.1 million and $47.8 million, respectively. The 2019 and 2018 costs related primarily to the Margin for Growth Program, a program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. The 2017 costs related to the Margin for Growth Program and the Operational Optimization Program, a program which was completed in 2018. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 21

Operating Profit and Operating Profit Margin
2019 compared with 2018
Operating profit decreased 1.7% in 2019 compared with 2018 due primarily to higher impairment charges and higher SM&A, partially offset by higher gross profit and lower business realignment costs in the 2019 period, as noted above. Operating profit margin decreased to 20.0% in 2019 from 20.8% in 2018 driven by these same factors.
2018 compared with 2017
Operating profit increased 23.6% in 2018 compared with 2017 due primarily to higher gross profit, lower impairment charges and business realignment costs, and lower SM&A in the 2018 period. Operating profit margin increased to 20.8% in 2018 from 17.5% in 2017 driven by these same factors.
Interest Expense, Net
2019 compared with 2018
Net interest expense was $5.3 million higher in 2019 than in 2018. The increase was due to a higher average long-term debt balance in 2019 verses 2018.
2018 compared with 2017
Net interest expense was $40.6 million higher in 2018 than in 2017. The increase was due to higher levels of commercial paper issued to fund the Amplify acquisition and higher interest rates on our short-term debt, as well as incremental interest on $1.2 billion of notes issued in May 2018.
Other (Income) Expense, Net
2019 compared with 2018
Other (income) expense, net totaled expense of $71.1 million in 2019 versus expense of $74.8 million 2018. The decrease in the net expense was primarily due to lower other non-operating losses during 2019 compared to the 2018 period.
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
Income Taxes and Effective Tax Rate
2019 compared with 2018
Our effective income tax rate was 16.9% for 2019 compared with 17.0% for 2018. Relative to the 21% statutory rate, the 2019 effective tax rate was impacted by changes to foreign valuation allowances, a favorable foreign rate differential, investment tax credits and the benefit of ASU 2016-09 for accounting of employee share-based payment, which were partially offset by the impact of state taxes.  The 2018 effective rate, relative to the 21% statutory rate, benefited from a favorable foreign rate differential and investment tax credits, which were partially offset by the impact of state taxes.
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

The Hershey Company | 2019 Form 10-K | Page 22

Net Income attributable to The Hershey Company and Earnings Per Share-diluted
2019 compared with 2018
Net income decreased $27.9 million, or 2.4%, while EPS-diluted decreased $0.12, or 2.2%, in 2019 compared with 2018. The decrease in both net income and EPS-diluted was driven primarily by higher impairment charges and SM&A in 2019, partially offset by higher gross profit, lower business realignment costs and lower income taxes. Our 2019 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
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

The Hershey Company | 2019 Form 10-K | Page 23

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2019	2018	2017
In millions of dollars
Net Sales:
North America	$7,081.8	$6,901.6	$6,621.2
International and Other	904.5	889.5	894.3
Total	$7,986.3	$7,791.1	$7,515.5

Segment Income:
North America	$2,125.9	$2,020.1	$2,044.2
International and Other	95.7	73.8	11.5
Total segment income	2,221.6	2,093.9	2,055.7
Unallocated corporate expense (1)	533.6	486.8	499.2
Unallocated mark-to-market gains on commodity derivatives (2)	(28.6)	(168.3)	(35.3)
Long-lived and intangible asset impairment charges	112.5	57.8	208.7
Costs associated with business realignment activities	9.2	51.8	69.4
Acquisition-related costs	10.2	44.8	0.3
Gain on sale of other assets	(11.2)	(2.7)	—
Operating profit	1,595.9	1,623.7	1,313.4
Interest expense, net	144.1	138.8	98.3
Other (income) expense, net	71.0	74.8	104.4
Income before income taxes	$1,380.8	$1,410.1	$1,110.7

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

(2)	Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses. See Note 13 to the Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 24

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 88.7%, 88.6% and 88.1% of our net sales in 2019, 2018 and 2017, respectively. North America results for the years ended December 31, 2019, 2018 and 2017 were as follows:

				Percent Change
For the years ended December 31,	2019	2018	2017	2019 vs 2018	2018 vs 2017
In millions of dollars
Net sales	$7,081.8	$6,901.6	$6,621.2	2.6%	4.2%
Segment income	2,125.9	2,020.1	2,044.2	5.2%	(1.2)%
Segment margin	30.0%	29.3%	30.9%
2019 compared with 2018
Net sales of our North America segment increased $180.2 million or 2.6% in 2019 compared to 2018, reflecting a favorable price realization of 2.0% attributed to higher prices on certain products and a benefit from net impact of acquisitions and divestitures of 1.4%. This was partially offset by a volume decrease of 0.7% and an unfavorable impact from foreign currency exchange rates of 0.1%. Our volume decline was primarily elasticity-driven, as well as the introduction of new packaging formats during 2019. Excluding the Amplify, Pirate Brands and ONE Brands acquisitions and Tyrrells divestiture, our North America segment net sales increased 1.2%
Our North America segment income increased $105.8 million or 5.2% in 2019 compared to 2018, primarily due to favorable price realization, favorable sales mix and favorable commodity costs, partially offset by higher freight and logistics costs, higher supply chain-related costs, and higher advertising expense.
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

The Hershey Company | 2019 Form 10-K | Page 25

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 11.3%, 11.4% and 11.9% of our net sales in 2019, 2018 and 2017, respectively. International and Other results for the years ended December 31, 2019, 2018 and 2017 were as follows:

				Percent Change
For the years ended December 31,	2019	2018	2017	2019 vs 2018	2018 vs 2017
In millions of dollars
Net sales	$904.5	$889.5	$894.3	1.7%	(0.5)%
Segment income	95.7	73.8	11.5	29.7%	541.7%
Segment margin	10.6%	8.3%	1.3%
2019 compared with 2018
Net sales of our International and Other segment increased $15.0 million or 1.7% in 2019 compared to 2018, reflecting a volume increase of 5.7%, partially offset by a 2.2% reduction in net sales primarily from the divestiture of SGM, an unfavorable impact from foreign currency exchange rates of 1.5%, and unfavorable price realization of 0.3%. Excluding the divestiture of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 5.4%. The volume increase was primarily attributed to solid marketplace growth in Mexico, India and Regional Markets where net sales increased by 6.7%, 4.9% and 4.5%, respectively. The unfavorable net price realization was driven by increased levels of trade promotional spending compared to the prior year.
Our International and Other segment generated income of $95.7 million in 2019 compared to $73.8 million in 2018, with the improvement primarily resulting from our efforts to drive sustainable gross margin improvements as we executed our Margin for Growth program and optimize the product portfolio across various international markets. Additionally, segment income benefited from continued growth across Mexico, India, China and Regional Markets, as well as our licensing and world travel retail business.
2018 compared with 2017
Net sales of our International and Other segment decreased $4.8 million or 0.5% in 2018 compared to 2017, reflecting a 4.4% reduction in net sales from the divestiture of SGM and an unfavorable impact from foreign currency exchange rates of 1.8%, partially offset by volume increases of 4.7% and favorable price realization of 1.0%. Excluding the sale of SGM and unfavorable foreign currency exchange rates, our International and Other segment net sales increased 5.7%. The volume increase was primarily attributed to solid marketplace growth in Mexico and India where net sales increased by 4.3% and 21.5%, respectively. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
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

The Hershey Company | 2019 Form 10-K | Page 26

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
Unallocated corporate expense totaled $533.6 million in 2019 as compared to $486.8 million in 2018 primarily driven by compensation related expenses. In 2018, unallocated corporate expense decreased $12.4 million from $499.2 million in 2017 primarily driven by savings from our productivity and cost savings initiatives, partially offset by spending on the multi-year implementation of our enterprise resource planning system.
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
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2019	2018	2017
Net cash provided by (used in):
Operating activities	$1,763.9	$1,599.9	$1,249.5
Investing activities	(780.5)	(1,502.9)	(328.6)
Financing activities	(1,081.4)	116.1	(843.8)
Effect of exchange rate changes on cash and cash equivalents	3.3	(5.3)	6.1
(Decrease) increase in cash and cash equivalents	$(94.7)	$207.8	$83.2
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
Cash provided by operating activities in 2019 increased $164.0 million relative to 2018. This increase was driven by the following factors:

•
Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities), generated cash of $60 million in 2019 and consumed cash of $104 million in 2018. This $164 million fluctuation was mainly driven by higher cash receipts prior to year-end 2019, the timing of vendor and supplier payments, as well as higher accrued incentive compensation related to annual performance that will be paid in the first quarter of 2020.

•
Prepaid expenses and other current assets generated cash of $14 million in 2019, compared to a use of cash of $40 million in 2018. This $54 million fluctuation was mainly driven by the timing of payments on commodity futures. In addition, in 2019, the volume of commodity futures held, which require margin deposits, was lower compared to 2018. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.

The Hershey Company | 2019 Form 10-K | Page 27

•	The increase in cash provided by operating activities was partially offset by the following net cash outflows:

◦
Incomes taxes used cash of $9 million in 2019, compared to cash generated of $76 million in 2018. This $85 million fluctuation was mainly due to the variance in actual tax expense for 2019 relative to the timing of quarterly estimated tax payments, which resulted in a lower taxes payable position at the end of 2019 compared to 2018.

◦
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived and intangible asset charges, write-down of equity investments and other charges) resulted in $2 million of lower cash flow in 2019 relative to 2018.

Cash provided by operating activities in 2018 increased $350.4 million relative to 2017. This increase was driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived and intangible asset charges, write-down of equity investments and other charges) contributed $257 million of additional cash flow in 2018 relative to 2017.

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

Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $41.4 million, $42.1 million and $59.7 million in 2019, 2018 and 2017, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $20.1 million, $25.9 million and $56.4 million in 2019, 2018 and 2017, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $780.5 million for investing activities in 2019 compared to $1,502.9 million in 2018, with the decrease in cash spend driven by less acquisition and divestiture activity. We used cash of $328.6 million for investing activities in 2017, with the decreases versus 2018 primarily driven by no business acquisition activity in 2017.
Primary investing activities include the following:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support our enterprise resource planning ("ERP") system implementation, capacity expansion, innovation and cost savings, were $318.2 million in 2019, $328.6 million in 2018 and $257.7 million in 2017. Our 2019 expenditures were relatively in line with 2018 expenditures. The increase in 2018 compared to 2017 was a result of increased U.S. core chocolate brand capacity expansion and investments in our multi-year ERP system implementation. We expect 2020 capital

The Hershey Company | 2019 Form 10-K | Page 28

expenditures, including capitalized software, to approximate $475 million to $525 million. The increase in our 2020 capital expenditures is large driven by a multi-year supply chain project with a focus on additional capacity for our largest and fastest growing brands, building agile fulfillment and customization capabilities and investing in new data and technology within our supply chain enhancing visibility and automation.

•
Proceeds from sales of property, plant and equipment and other long-lived assets. During 2019, we generated $28.1 million of proceeds from the sale of property, plant and equipment and other long-lived assets. This included the sale of select Pennsylvania facilities and land for sales proceeds of approximately $27.6 million, resulting in a gain on the sale of $11.3 million. During 2018, we generated $49.8 million of proceeds from the sale of property, plant and equipment and other long-lived assets. This included sales of select China facilities that were taken out of operation in connection with the Operational Optimization Program. Proceeds from the sale of these facilities totaled $27.5 million, resulting in a gain of $6.6 million. Additionally, we sold licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for $13.0 million, resulting in a gain of $2.7 million.

•
Proceeds from the sales of businesses. In July 2018, we sold the Tyrrells and SGM businesses. Collectively, the proceeds from the sales of these businesses, net of cash divested, totaled approximately $167.0 million. We had no divestiture activity in the comparable 2019 or 2017 periods.

•
Business acquisitions. In 2019, we spent $402.2 million to acquire ONE Brands. In 2018, we spent $915 million to acquire Amplify and $423 million to acquire Pirate Brands. We had no acquisition activity in 2017.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $80.2 million in 2019, $52.6 million in 2018 and $78.6 million in 2017 in projects qualifying for tax credits.

•	Other investing activities. In 2019, we made minority investments in emerging snacking businesses that qualify as cost method investments.
Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2019 decreased cash by $1,081.4 million, compared to cash generated of $116.1 million in 2018. We used cash of $843.8 million for financing activities in 2017, primarily to fund dividend payments and share repurchases, partially offset by incremental borrowings.
The majority of our financing activity was attributed to the following:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2019, we used $1.2 billion to reduce short-term commercial paper borrowings and short-term foreign borrowings. We utilized the proceeds from the issuance of long-term debt in October 2019 to repay outstanding commercial paper used to fund the ONE Brands acquisition. In 2018, we generated cash flow of $645.8 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign bank borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repay Amplify's outstanding debt owed under its existing credit agreement. A portion of the commercial paper borrowings used to fund the Amplify acquisition were subsequently refinanced with the proceeds of new notes issued during the second quarter of 2018, as discussed below. In 2017, we used $81.4 million to reduce commercial paper borrowings and short-term foreign borrowings.

•
Long-term debt borrowings and repayments.  In October 2019, we issued $300 million of 2.05% Notes due in 2024, $300 million of 2.45% Notes due in 2029 and $400 million of 3.125% Notes due in 2049. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $990.3 million. In May 2018, we issued $350 million of 2.90% Notes due in 2020, $350 million of 3.10% Notes due in 2021 and $500 million of 3.375% Notes due in 2023. Proceeds from the issuance of the Notes, net of discounts and issuance costs, totaled $1,193.8 million. In 2018, we repaid $300 million of 1.60% Notes due in 2018 upon their maturity. Additionally, in August

The Hershey Company | 2019 Form 10-K | Page 29

2018, we repaid a portion of the commercial paper borrowings that had been used to fund the Amplify acquisition. In 2017, we had minimal incremental long-term borrowings and no repayment activity.

•
Tax receivable obligation.  In connection with the Amplify acquisition, the Company agreed to make payments to the counterparty of a tax receivable agreement. In 2018, we paid $72.0 million to settle the tax receivable obligation.

•
Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. In 2019, we used cash for total share repurchases of $527.2 million that included purchases pursuant to authorized programs; this included $150.0 million to purchase 1.4 million shares. In 2018, we used cash for total share repurchases of $247.5 million, which included a privately negotiated repurchase transaction with Hershey Trust Company, as trustee for the Trust, to purchase 450 thousand shares for $47.8 million. In 2017, we used cash for total share repurchases of $300.3 million, which included a privately negotiated repurchase transaction with Hershey Trust Company, as trustee for the Trust, to purchase 1.5 million shares for $159.0 million. In October 2017, our Board of Directors approved a $100 million share repurchase authorization.  This program was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization. As of December 31, 2019, approximately $410 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.

•
Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $610.3 million in 2019, $562.5 million in 2018 and $526.3 million in 2017. Dividends per share of Common Stock increased 8.5% to $2.990 per share in 2019 compared to $2.756 per share in 2018, while dividends per share of Class B Common Stock increased 8.5% in 2019.

•
Proceeds from the exercise of stock options, including tax benefits. We received $240.8 million from employee exercises of stock options, net of employee taxes withheld from share-based awards in 2019. We received $63.3 million in 2018 and 2017, respectively. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Liquidity and Capital Resources
At December 31, 2019, our cash and cash equivalents totaled $493.3 million. At December 31, 2018, our cash and cash equivalents totaled $588.0 million. Our cash and cash equivalents at the end of 2019 decreased $94.7 million compared to the 2018 year-end balance as a result of the uses of net cash outlined in the previous discussion.
Approximately 60% of the balance of our cash and cash equivalents at December 31, 2019 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest funds earned outside of the United States to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total debt was $4.3 billion at December 31, 2019 and $4.5 billion at December 31, 2018. Our total debt decreased in 2019 mainly due to the repayment of commercial paper borrowings used to fund the ONE Brands acquisition, partially offset by additional Notes issued in October 2019.
As a source of short-term financing, we maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. As of December 31, 2019, the termination date of this agreement is July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for

The Hershey Company | 2019 Form 10-K | Page 30

general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2019, we had $1.5 billion of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2019.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2019, we had available capacity of $358 million under these lines of credit.
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

The Hershey Company | 2019 Form 10-K | Page 31

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019:

	Payments due by Period
	In millions of dollars
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes (excluding finance leases obligations)	$4,178.3	$700.0	$434.7	$1,050.0	$1,993.6
Interest expense (1)	1,131.6	132.2	197.9	165.3	636.2
Operating lease obligations (2)	283.2	36.8	46.7	26.9	172.8
Finance lease obligations (3)	194.4	7.8	11.7	9.2	165.7
Minimum pension plan funding obligations (4)	9.4	1.5	3.1	3.2	1.6
Unconditional purchase obligations (5)	2,324.8	1,511.1	813.7	—	—
Total obligations	$8,121.7	$2,389.4	$1,507.8	$1,254.6	$2,969.9
(1) Includes the net interest payments on fixed rate debt associated with long-term notes.
(2) Includes the minimum rental commitments (including inputed interest) under non-cancelable operating leases primarily for offices, retail stores, warehouses and distribution facilities.
(3) Includes the minimum rental commitments (including inputed interest) under non-cancelable finance leases primarily for offices and warehouse facilities, as well as vehicles.
(4) Represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans. For more information, see Note 11 to the Consolidated Financial Statements.
(5) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2019. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2019, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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
Income Tax Obligations
Liabilities for unrecognized income tax benefits are excluded from the table above as we are unable to reasonably predict the ultimate amount or timing of a settlement of these potential liabilities. See Note 10 to the Consolidated Financial Statements for more information.

The Hershey Company | 2019 Form 10-K | Page 32

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates and assumptions. We believe that our most critical accounting policies and estimates relate to the following:

•	Accrued Liabilities for Trade Promotion Activities

•	Pension and Other Post-Retirement Benefits Plans

•	Business Acquisitions, Valuation and Impairment of Goodwill and Other Intangible Assets

•	Income Taxes

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2019, 2018, and 2017, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $181.0 million and $171.4 million at December 31, 2019 and 2018, respectively.
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
For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations. Our related accounting policies, accounting balances and plan assumptions are discussed in Note 11 to the Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 33

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:

•
Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2019, we decreased the expected return on plan assets assumption to 5.3% from the 6.0% assumption used during 2018. The historical average return (compounded annually) over the 20 years prior to December 31, 2019 was approximately 6.8%.

As of December 31, 2019, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $296 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $9 million.

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

A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $5 million and the December 31, 2019 pension liability would increase by approximately $103 million or decrease by approximately $87 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $16 million in 2020. Pension expense beyond 2020 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:

•
Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans' consolidated expense and the December 31, 2019 benefit liability would increase by approximately $25 million or decrease by approximately $21 million, respectively.

The Hershey Company | 2019 Form 10-K | Page 34

Business Acquisitions, Valuation and Impairment of Goodwill and Other Intangible Assets
We use the acquisition method of accounting for business acquisitions. Under the acquisition method, the results of operations of the acquired business have been included in the consolidated financial statements since the respective dates of the acquisitions. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. As a result, we normally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Goodwill and indefinite-lived intangible assets are not amortized, but instead, are evaluated for impairment annually or more often if indicators of a potential impairment are present. Our annual impairment tests are conducted at the beginning of the fourth quarter.

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

Results of Impairment Tests

At December 31, 2019, the net book value of our goodwill totaled $1,986.0 million. As it relates to our 2019 annual testing performed at the beginning of the fourth quarter, we tested all reporting units using a quantitative assessment. Based on our testing, all of our reporting units had an excess fair value well over the their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2019, 2018 or 2017.

The Hershey Company | 2019 Form 10-K | Page 35

In 2019, sales and operating performance associated with our KRAVE Pure Foods, Inc. (“Krave”) business were below expectations. In the fourth quarter of 2019, as part of a strategic review initiated by our leadership team, we updated our strategic forecast which projected under performance related to the Krave business primarily due to mainstream brands driving category volume and an increase in the overall competitive landscape. We deemed this to be a triggering event requiring us to test our Krave long-lived asset group for impairment. Based on our assessment, we determined that the carrying value was not recoverable and calculated an impairment loss as the excess of the asset group's carrying value over its fair value. Therefore, as a result of this testing, during the fourth quarter of 2019, we recorded an impairment charge totaling $100.1 million to write down the long-lived asset group, which predominantly consisted of customer relationship and trademark intangible assets.

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
Income Taxes
We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. We are regularly audited by federal, state and foreign tax authorities; a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments.
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

The Hershey Company | 2019 Form 10-K | Page 36

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
Interest Rate Risk
The total notional amount of interest rate swaps outstanding at December 31, 2019 and 2018 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at December 31, 2019 and 2018. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of December 31, 2019 would have increased interest expense by approximately $3.5 million for the full year 2019 and 2018, respectively.
In addition, the total amount of short-term debt, net of cash, amounted to net cash of $461 million and net short-term debt of $610 million, respectively, at December 31, 2019 and 2018. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2019 would have increased interest expense by approximately $4.3 million for the full year 2019 and $9.0 million for the full year 2018.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2019 and December 31, 2018 by approximately $246 million and $121 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

The Hershey Company | 2019 Form 10-K | Page 37

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2019		2018
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$110.8	Euros British pound Malaysian ringgit	$33.4	Euros British pound
Foreign currency forward exchange contracts to sell foreign currencies	$125.8	Canadian dollars Brazilian reals Japanese yen	$51.8	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2019 and 2018, the net fair value of these instruments was an asset of $1.0 million and an asset of $2.5 million, respectively. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $55.4 million and $4.5 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.

The Hershey Company | 2019 Form 10-K | Page 38

Commodities—Price Risk Management and Futures Contracts
Our most significant raw material requirements include cocoa products, sugar, corn products, dairy products, peanuts and almonds. The cost of cocoa products and prices for related futures contracts and costs for certain other raw materials historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•	Commodity market fluctuations;

•	Foreign currency exchange rates;

•	Imbalances between supply and demand;

•	The effect of weather on crop yield and quality;

•	Speculative influences;

•	Trade agreements among producing and consuming nations;

•	Supplier compliance with commitments;

•	Import/export requirements for raw materials and finished goods;

•	Political unrest in producing countries; and

•	Changes in governmental agricultural programs and energy policies.

We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn products, certain dairy products, natural gas and diesel fuel primarily to mitigate price volatility and provide visibility to future costs within our supply chain. Currently, active futures contracts are not available for use in pricing our other major raw material requirements, primarily peanuts and almonds. We attempt to minimize the effect of future raw material and energy price fluctuations by using derivatives and forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, dairy futures liquidity is not as developed as many of the other commodity futures markets and, therefore, it can be difficult to hedge dairy costs for extended periods of time. We use diesel fuel futures to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to mitigate price volatility and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases. Our costs for major raw materials will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices.
Cocoa Products
During 2019, average cocoa futures contract prices decreased compared with 2018 and traded in a range between $0.90 and $1.14 per pound, based on the Intercontinental Exchange futures contract. Cocoa production was higher during the 2018 to 2019 crop year but was slightly outpaced by the increase in global demand, which led to a small reduction in global cocoa stocks over the past year. At the beginning of the year, cocoa prices declined due to higher production in West Africa before rallying in the second half due to sustained consumption. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2019	2018	2017	2016	2015
Annual Average	$1.03	$1.06	$0.91	$1.29	$1.40
High	1.14	1.23	0.99	1.38	1.53
Low	0.90	0.88	0.87	1.03	1.28
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

The Hershey Company | 2019 Form 10-K | Page 39

Sugar
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the United States are currently higher than prices on the world sugar market. United States delivered east coast refined sugar prices traded in a range from $0.40 to $0.47 per pound during 2019. Prices rallied in late 2019 due to a poor sugar beet harvest in the upper Midwest and West.
Corn Products
We uses corn futures to price our corn sweetener product requirements. Excessive spring rains caused late plantings, which resulted in lower yields compared to a record crop in 2018. Corn prices traded in a range from $3.52 to $4.73 per bushel during 2019.
Dairy Products
During 2019, prices for fluid dairy milk ranged from a low of $0.15 per pound to a high of $0.17 per pound, on a Class IV milk basis. Fluid dairy milk prices were higher than 2018, driven by declines in U.S. milk production.
Peanuts and Almonds
Peanut prices in the United States ranged from a low of $0.45 per pound to a high of $0.55 per pound. Adverse weather conditions in the Southeast U.S. during the end of the growing season have resulted in lower quality and higher prices. Almond prices began the year at $2.99 per pound and closed the year at $3.39 per pound, driven by strong shipments and lower than expected yields for the 2019 crop.
Changes in the Value of Futures Contracts
We make or receive cash transfers to or from commodity futures brokers on a daily basis reflecting changes in the value of futures contracts on the Intercontinental Exchange or various other exchanges. These changes in value represent unrealized gains and losses. The cash transfers offset higher or lower cash requirements for the payment of future invoice prices of raw materials, energy requirements and transportation costs.
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $589.7 million as of December 31, 2019 and $693.5 million as of December 31, 2018. At the end of 2019, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2019 by $58.6 million, generally offset by a reduction in the cost of the underlying commodity purchases.

The Hershey Company | 2019 Form 10-K | Page 40

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Hershey Company | 2019 Form 10-K | Page 41

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
The 2019, 2018 and 2017 financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm. Ernst & Young LLP's reports on our financial statements and internal controls over financial reporting as of December 31, 2019 are included herein.
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

/s/ MICHELE G. BUCK	/s/ STEVEN E. VOSKUIL
Michele G. Buck Chief Executive Officer (Principal Executive Officer)	Steven E. Voskuil Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

The Hershey Company | 2019 Form 10-K | Page 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

The Hershey Company | 2019 Form 10-K | Page 43

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2019 was $181.0 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

Auditing management’s calculation of the unsettled portion of the Company’s obligation for trade promotion activities was highly subjective and required significant judgment as a result of the nature of the required estimates and assumptions. In particular, the estimates required an analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and experience with payment patterns associated with similar programs offered in the past. The estimated cost of these programs is sensitive to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the controls related to the Company’s calculation of the accrued liabilities for trade promotion activities. For example, we tested controls over management’s review of the completeness of the promotional activities as well as the significant assumptions and the data inputs utilized in the calculations.

To test the unsettled portion of the Company’s obligation for trade promotion activities, we performed audit procedures that included, among others, assessing (1) the expected value estimation methodology used by management, (2) whether all material trade promotion activities were properly included in management’s estimate, and (3) the significant assumptions discussed above and the underlying data used in its analyses. Specifically, when evaluating the significant assumptions, we compared them to historical trends, third party data, and assumptions used in prior periods, and inspected management’s retrospective review of actual trade promotion activities compared to previous estimates. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the estimate that would result from changes in the assumptions.

Valuation of Identifiable Intangible Assets in Business Acquisition

Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company completed the acquisition of ONE Brands, LLC on September 23, 2019 for net consideration of $402.2 million in a transaction that was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of ONE Brands, LLC was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of acquired identifiable intangible assets, which principally consisted of trademarks with an estimated fair value of $144.9 million and customer-related intangible assets with an estimated fair value of $58.8 million. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the acquired business and due to the limited historical data on which those assumptions were based. The Company used a discounted cash flow model to measure these acquired identifiable intangible assets. The significant assumptions used to estimate the fair value of the trademarks and customer-related intangible assets included discount rates, royalty rates, customer attrition rates, and certain significant assumptions that formed the basis of projected cash flows, including forecasted revenue growth rates and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

The Hershey Company | 2019 Form 10-K | Page 44

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s valuation of the acquired identifiable intangible assets. For example, we tested controls over the recognition and measurement of these intangible assets, including management’s review of the significant assumptions and methods discussed above.

To test the estimated fair value of the acquired trademarks and customer-related intangible assets, we performed audit procedures that included, among others, evaluating the Company’s selection of valuation methods and testing the models and significant assumptions discussed above, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market, and economic trends and to the historical results of the acquired business. We also performed sensitivity analyses of these significant assumptions to evaluate the changes in the fair value of the acquired identifiable intangible assets that would result from changes in the assumptions. We involved our internal valuation specialists to assist in evaluating the significant assumptions and methodologies used by the Company.

/s/ ERNST & YOUNG LLP

We have served as the Company‘s auditor since 2016.

Philadelphia, Pennsylvania
February 20, 2020

The Hershey Company | 2019 Form 10-K | Page 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on Internal Control over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ONE Brands, LLC (“the Acquired Company”) which is included in the 2019 consolidated financial statements of the Company and constituted 5.1% of total assets as of December 31, 2019 and 0.3% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for the years ended December 31, 2019 and 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2020 expressed an unqualified opinion thereon.
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

The Hershey Company | 2019 Form 10-K | Page 46

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 20, 2020

The Hershey Company | 2019 Form 10-K | Page 47

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2019	2018	2017
Net sales	$7,986,252	$7,791,069	$7,515,426
Cost of sales	4,363,774	4,215,744	4,060,050
Gross profit	3,622,478	3,575,325	3,455,376
Selling, marketing and administrative expense	1,905,929	1,874,829	1,885,492
Long-lived and intangible asset impairment charges	112,485	57,729	208,712
Business realignment costs	8,112	19,103	47,763
Operating profit	1,595,952	1,623,664	1,313,409
Interest expense, net	144,125	138,837	98,282
Other (income) expense, net	71,043	74,766	104,459
Income before income taxes	1,380,784	1,410,061	1,110,668
Provision for income taxes	234,032	239,010	354,131
Net income including noncontrolling interest	1,146,752	1,171,051	756,537
Less: Net loss attributable to noncontrolling interest	(2,940)	(6,511)	(26,444)
Net income attributable to The Hershey Company	$1,149,692	$1,177,562	$782,981

Net income per share—basic:
Common stock	$5.64	$5.76	$3.79
Class B common stock	$5.12	$5.24	$3.44

Net income per share—diluted:
Common stock	$5.46	$5.58	$3.66
Class B common stock	$5.10	$5.22	$3.44

Dividends paid per share:
Common stock	$2.990	$2.756	$2.548
Class B common stock	$2.716	$2.504	$2.316

See Notes to Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 48

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2019			2018			2017
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$1,146,752			$1,171,051			$756,537
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$13,141	$—	13,141	$(31,143)	$—	(31,143)	$19,616	$—	19,616
Reclassification to earnings due to the sale of businesses	—	—	—	25,131	—	25,131	—	—	—
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and prior service cost	(9,315)	2,273	(7,042)	(39,724)	10,120	(29,604)	28,718	(10,883)	17,835
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	(36,535)	(36,535)	—	—	—
Reclassification to earnings	31,341	(8,256)	23,085	40,421	(9,986)	30,435	46,305	(26,497)	19,808
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(2,515)	857	(1,658)	5,822	(86)	5,736	(4,931)	73	(4,858)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	(11,121)	(11,121)	—	—	—
Reclassification to earnings	8,404	(2,949)	5,455	5,573	(2,677)	2,896	14,434	(3,853)	10,581
Total other comprehensive income (loss), net of tax	$41,056	$(8,075)	32,981	$6,080	$(50,285)	(44,205)	$104,142	$(41,160)	62,982
Total comprehensive income including noncontrolling interest			$1,179,733			$1,126,846			$819,519
Comprehensive loss attributable to noncontrolling interest			(2,773)			(7,682)			(25,604)
Comprehensive income attributable to The Hershey Company			$1,182,506			$1,134,528			$845,123

See Notes to Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 49

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$493,262	$587,998
Accounts receivable—trade, net	568,509	594,145
Inventories	815,251	784,879
Prepaid expenses and other	240,080	272,159
Total current assets	2,117,102	2,239,181
Property, plant and equipment, net	2,153,139	2,130,294
Goodwill	1,985,955	1,801,103
Other intangibles	1,341,166	1,278,292
Other assets	512,000	252,984
Deferred income taxes	31,033	1,166
Total assets	$8,140,395	$7,703,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$550,828	$502,314
Accrued liabilities	702,372	679,163
Accrued income taxes	19,921	33,773
Short-term debt	32,282	1,197,929
Current portion of long-term debt	703,390	5,387
Total current liabilities	2,008,793	2,418,566
Long-term debt	3,530,813	3,254,280
Other long-term liabilities	655,777	446,048
Deferred income taxes	200,018	176,860
Total liabilities	6,395,401	6,295,754

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2019 and 2018	—	—
Common stock, shares issued: 160,939,248 in 2019 and 299,287,967 in 2018	160,939	299,287
Class B common stock, shares issued: 60,613,777 in 2019 and 2018	60,614	60,614
Additional paid-in capital	1,142,210	982,205
Retained earnings	1,290,461	7,032,020
Treasury—common stock shares, at cost: 12,723,592 in 2019 and 150,172,840 in 2018	(591,036)	(6,618,625)
Accumulated other comprehensive loss	(323,966)	(356,780)
Total—The Hershey Company stockholders’ equity	1,739,222	1,398,721
Noncontrolling interest in subsidiary	5,772	8,545
Total stockholders’ equity	1,744,994	1,407,266
Total liabilities and stockholders’ equity	$8,140,395	$7,703,020
See Notes to Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 50

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2019	2018	2017
Operating Activities
Net income including noncontrolling interest	$1,146,752	$1,171,051	$756,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	291,544	295,144	261,853
Stock-based compensation expense	51,899	49,286	51,061
Deferred income taxes	(15,072)	36,255	18,582
Impairment of long-lived and intangible assets (see Note 6)	112,485	57,729	208,712
Write-down of equity investments	50,457	50,329	66,209
Other	57,426	37,278	77,291
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	40,252	8,585	(6,881)
Inventories	(21,194)	(12,746)	(71,404)
Prepaid expenses and other current assets	13,593	(39,899)	18,214
Accounts payable and accrued liabilities	41,101	(100,252)	(52,960)
Accrued income taxes	(9,544)	75,568	(71,027)
Contributions to pension and other benefit plans	(20,134)	(25,864)	(56,433)
Other assets and liabilities	24,308	(2,471)	49,761
Net cash provided by operating activities	1,763,873	1,599,993	1,249,515
Investing Activities
Capital additions (including software)	(318,192)	(328,601)	(257,675)
Proceeds from sales of property, plant and equipment and other long-lived assets	28,131	49,759	7,609
Proceeds from sales of businesses, net of cash and cash equivalents divested	—	167,048	—
Equity investments in tax credit qualifying partnerships	(80,230)	(52,641)	(78,598)
Business acquisitions, net of cash and cash equivalents acquired	(402,160)	(1,338,459)	—
Other investing activities	(8,029)	—	—
Net cash used in investing activities	(780,480)	(1,502,894)	(328,664)
Financing Activities
Net (decrease) increase in short-term debt	(1,168,205)	645,805	(81,426)
Long-term borrowings	989,618	1,199,845	954
Repayment of long-term debt and finance leases	(6,151)	(910,844)	—
Repayment of tax receivable obligation	—	(72,000)	—
Cash dividends paid	(610,312)	(562,521)	(526,272)
Repurchase of common stock	(527,211)	(247,500)	(300,312)
Exercise of stock options	240,806	63,323	63,288
Net cash (used in) provided by financing activities	(1,081,455)	116,108	(843,768)
Effect of exchange rate changes on cash and cash equivalents	3,326	(5,388)	6,129
(Decrease) increase in cash and cash equivalents	(94,736)	207,819	83,212
Cash and cash equivalents, beginning of period	587,998	380,179	296,967
Cash and cash equivalents, end of period	$493,262	$587,998	$380,179
Supplemental Disclosure
Interest paid	$139,504	$132,486	$101,874
Income taxes paid	238,067	118,842	351,832

See Notes to Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 51

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2017	$—	$299,281	$60,620	$869,857	$6,115,961	$(6,183,975)	$(375,888)	$41,831	$827,687
Net income (loss)					782,981			(26,444)	756,537
Other comprehensive income							62,142	840	62,982
Dividends (including dividend equivalents):
Common Stock, $2.548 per share					(387,466)				(387,466)
Class B Common Stock, $2.316 per share					(140,394)				(140,394)
Stock-based compensation				49,243					49,243
Exercise of stock options and incentive-based transactions				5,878		57,410			63,288
Repurchase of common stock						(300,312)			(300,312)
Balance, December 31, 2017	—	299,281	60,620	924,978	6,371,082	(6,426,877)	(313,746)	16,227	931,565
Net income (loss)					1,177,562			(6,511)	1,171,051
Other comprehensive income (loss)							4,622	(1,171)	3,451
Dividends (including dividend equivalents):
Common Stock, $2.756 per share					(412,491)				(412,491)
Class B Common Stock, $2.504 per share					(151,789)				(151,789)
Conversion of Class B Common Stock into Common Stock		6	(6)						—
Stock-based compensation				49,656					49,656
Exercise of stock options and incentive-based transactions				7,571		55,752			63,323
Repurchase of common stock						(247,500)			(247,500)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					1,149,692			(2,940)	1,146,752
Other comprehensive income							32,814	167	32,981
Dividends (including dividend equivalents):
Common Stock, $2.990 per share					(445,618)				(445,618)
Class B Common Stock, $2.716 per share					(164,627)				(164,627)
Stock-based compensation				50,732					50,732
Exercise of stock options and incentive-based transactions				109,273		131,533			240,806
Repurchase of common stock						(527,211)			(527,211)
Retirement of treasury common stock		(138,348)			(6,284,919)	6,423,267			—
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, December 31, 2019	$—	$160,939	$60,614	$1,142,210	$1,290,461	$(591,036)	$(323,966)	$5,772	$1,744,994

See Notes to Consolidated Financial Statements.

The Hershey Company | 2019 Form 10-K | Page 52

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest, (the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great-tasting snacks. The Company has more than 80 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 85 countries worldwide. Hershey's structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. The Company currently operates through two reportable segments that are aligned with its management structure and the key markets it serves: North America and International and Other. For additional information on our segment presentation, see Note 13.
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. See Note 14 for information on our noncontrolling interest. In addition, we use the equity method of accounting for our investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. See Note 10 for additional information on our equity investments in partnership entities qualifying for tax credits. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method. Both equity and cost method investments are included as Other non-current assets in the Consolidated Balance Sheets.
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

The Hershey Company | 2019 Form 10-K | Page 53

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our trade promotional programs and consumer incentives are used to promote our products and include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The estimated costs associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2019, 2018 and 2017, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $180,959 and $171,449 at December 31, 2019 and 2018, respectively.
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
The majority of our products are confectionery or confectionery-based and, therefore, exhibit similar economic characteristics, as they are based on similar ingredients and are marketed and sold through the same channels to the same customers. In connection with our recent acquisitions, we have expanded our portfolio of snacking products, which also exhibit similar economic characteristics to our confectionery products and are sold through the same channels to the same customers. See Note 13 for revenues reported by geographic segment, which is consistent with how we organize and manage our operations, as well as product line net sales information.
In 2019, 2018 and 2017, approximately 30%, 28% and 29%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $37,146 in 2019, $38,521 in 2018 and $45,850 in 2017. Advertising expense is also charged to expense as incurred and totaled $513,302 in 2019, $479,908 in 2018 and $541,293 in 2017. Prepaid advertising expense was $242 and $594 as of December 31, 2019 and 2018, respectively.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash and cash equivalents approximates the carrying amount.

The Hershey Company | 2019 Form 10-K | Page 54

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America segment. As of December 31, 2019, McLane Company, Inc. accounted for approximately 24% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $24,966 and $24,610 at December 31, 2019 and 2018, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2019, approximately 61% of our inventories, representing the majority of our U.S. inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses were valued at the lower of first-in, first-out (“FIFO”) cost or net realizable value. LIFO cost of inventories valued using the LIFO method was $501,459 as of December 31, 2019 and $466,911 as of December 31, 2018. The adjustment to LIFO, as shown in Note 18, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2019, 2018 or 2017.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2019 and December 31, 2018, property, plant and equipment included assets under finance lease (formerly capital lease) arrangements with net book values totaling $93,917 and $110,249, respectively. Total depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $218,096, $231,012 and $211,592, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
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
The unamortized amount of capitalized software totaled $153,842 and $126,379 at December 31, 2019 and 2018, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $338,449 and $316,710 as of 2019 and 2018, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.

The Hershey Company | 2019 Form 10-K | Page 55

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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 33 years, which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an impairment assessment and may adjust the remaining useful lives. See Note 3 for additional information regarding the results of impairment tests.
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
Derivative instruments are recognized on the Consolidated Balance Sheets at their fair values. When we become party to a derivative instrument and intend to apply hedge accounting, we designate the instrument for financial reporting purposes as a cash flow or fair value hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we have designated it and it qualified as part of a hedging relationship, as noted below:

The Hershey Company | 2019 Form 10-K | Page 56

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
In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We elected to early adopt the provisions of this ASU in the fourth quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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

The Hershey Company | 2019 Form 10-K | Page 57

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
Recently Issued Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We intend to adopt the provisions of this ASU in the first quarter of 2020. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We intend to adopt the provisions of this ASU in the first quarter of 2020. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We intend to adopt the provisions of this ASU in the first quarter of 2020 on a prospective basis. Based on our assessment, adoption of the new standard is not expected to have a material impact on our consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.

The Hershey Company | 2019 Form 10-K | Page 58

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
In conjunction with acquisitions noted below, we used various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and, (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited, therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
2019 Activity
ONE Brands, LLC
On September 23, 2019, we completed the acquisition of ONE Brands, LLC ("ONE Brands"), previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE Bar as its primary product. The purchase consideration for ONE Brands totaled $402,160 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the ONE Brands acquisition were immaterial.

The acquisition has been accounted for as a purchase and, accordingly, ONE Brands' results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Updated Allocation
Goodwill	$178,179	$1,061	$179,240
Other intangible assets	206,800	—	206,800
Other assets acquired, primarily current assets	25,760	166	25,926
Other liabilities assumed, primarily current liabilities	(9,278)	(528)	(9,806)
Net assets acquired	$401,461	$699	$402,160

(1)	As reported in the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 29, 2019.

The purchase price allocation presented above is preliminary. The measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed. We continue to refine our purchase price allocation, including goodwill, and expect to finalize during the first half of 2020.

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

The Hershey Company | 2019 Form 10-K | Page 59

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

The Hershey Company | 2019 Form 10-K | Page 60

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

The Company incurred acquisition-related costs of $20,577 related to the acquisition of Amplify, the majority of which were incurred during the first quarter of 2018. Acquisition-related costs consisted primarily of legal fees, consultant fees, valuation fees and other deal costs and are recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Income.

The Hershey Company | 2019 Form 10-K | Page 61

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2019 and 2018 are as follows:

	North America	International and Other	Total
Goodwill	$804,902	$378,507	$1,183,409
Accumulated impairment loss	(4,973)	(357,375)	(362,348)
Balance at January 1, 2018	799,929	21,132	821,061
Acquired during the period (see Note 2)	1,069,379	—	1,069,379
Measurement period adjustments (see Note 2)	27,001	—	27,001
Divested during the period (see Note 8)	(98,379)	—	(98,379)
Foreign currency translation	(15,085)	(2,874)	(17,959)
Balance at December 31, 2018	1,782,845	18,258	1,801,103
Acquired during the period (see Note 2)	178,179	—	178,179
Measurement period adjustments (see Note 2)	1,061	—	1,061
Foreign currency translation	5,381	231	5,612
Balance at December 31, 2019	$1,967,466	$18,489	$1,985,955

We had no goodwill impairment charges in 2019, 2018 or 2017.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2019		2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,212,172	$(73,262)	$1,173,770	$(60,995)
Customer-related	207,749	(40,544)	163,860	(33,516)
Patents	16,711	(16,525)	16,306	(15,772)
Total	1,436,632	(130,331)	1,353,936	(110,283)

Intangible assets not subject to amortization:
Trademarks	34,865		34,639
Total other intangible assets	$1,341,166		$1,278,292

In 2019, sales and operating performance associated with our KRAVE Pure Foods, Inc. (“Krave”) business were below expectations. In the fourth quarter of 2019, as part of a strategic review initiated by our leadership team, we updated our strategic forecast which projected under performance related to the Krave business primarily due to mainstream brands driving category volume and an increase in the overall competitive landscape. We deemed this to be a triggering event requiring us to test our Krave long-lived asset group for impairment. Based on our assessment, we determined that the carrying value was not recoverable and calculated an impairment loss as the excess of the asset group's carrying value over its fair value. Therefore, as a result of this testing, during the fourth quarter of 2019, we recorded an impairment charge totaling $100,131 to write down the long-lived asset group, which predominantly consisted of customer relationship and trademark intangible assets.

The Hershey Company | 2019 Form 10-K | Page 62

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As discussed in Note 9, in February 2017, we commenced the Margin for Growth Program which included an initiative to optimize the manufacturing operations supporting our China business.  We deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded an impairment charge totaling $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 Shanghai Golden Monkey ("SGM") acquisition.
Total amortization expense for the years ended December 31, 2019, 2018 and 2017 was $46,690, $38,555 and $23,376, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2020	2021	2022	2023	2024
Amortization expense	$46,515	$46,315	$46,315	$46,121	$45,540

4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. This facility is scheduled to expire on July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2019, we are in compliance with all customary affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $390,299 at December 31, 2019 and $386,590 at December 31, 2018. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $32,282 at December 31, 2019 and $113,189 at December 31, 2018. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At December 31, 2019, we had no outstanding commercial paper. At December 31, 2018, we had outstanding commercial paper totaling $1,084,740, at a weighted average interest rate of 2.4%.
The maximum amount of short-term borrowings outstanding during 2019 and 2018 was $1,275,430 and $2,246,485, respectively. The weighted-average interest rate on short-term borrowings outstanding was 2.4% as of December 31, 2019 and 2.5% as of December 31, 2018.

The Hershey Company | 2019 Form 10-K | Page 63

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

December 31,	2019	2018
2.90% Notes due 2020 (2)	$350,000	$350,000
4.125% Notes due 2020	350,000	350,000
3.10% Notes due 2021 (2)	350,000	350,000
8.8% Debentures due 2021	84,715	84,715
3.375% Notes due 2023 (2)	500,000	500,000
2.625% Notes due 2023	250,000	250,000
2.050% Notes due 2024 (1)	300,000	—
3.20% Notes due 2025	300,000	300,000
2.30% Notes due 2026	500,000	500,000
7.2% Debentures due 2027	193,639	193,639
2.450% Notes due 2029 (1)	300,000	—
3.375% Notes due 2046	300,000	300,000
3.125% Notes due 2049 (1)	400,000	—
Finance lease obligations	79,643	101,980
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts	(23,794)	(20,667)
Total long-term debt	4,234,203	3,259,667
Less—current portion	703,390	5,387
Long-term portion	$3,530,813	$3,254,280

(1)
In October 2019, we issued $300,000 of 2.05% Notes due in 2024, $300,000 of 2.45% Notes due in 2029 and $400,000 of 3.125% Notes due in 2049 (the "2019 Notes"). Proceeds from the issuance of the 2019 Notes, net of discounts and issuance costs, totaled $990,337. The 2019 Notes were issued under a shelf registration statement on Form S-3 filed in May 2018 that registered an indeterminate amount of debt securities.

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

Additionally, in August 2018, we repaid $300,000 of 1.60% Notes due in 2018 upon their maturity.
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2020	$700,000
2021	434,715
2022	—
2023	750,000
2024	300,000
Thereafter	1,993,639

Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

The Hershey Company | 2019 Form 10-K | Page 64

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2019	2018	2017
Interest expense	$157,707	$151,950	$104,232
Capitalized interest	(5,585)	(5,092)	(4,166)
Interest expense	152,122	146,858	100,066
Interest income	(7,997)	(8,021)	(1,784)
Interest expense, net	$144,125	$138,837	$98,282

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $589,662 as of December 31, 2019 and $693,463 as of December 31, 2018.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real and Malaysian ringgit. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $65,826 at December 31, 2019 and $29,458 at December 31, 2018. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $50,831 at December 31, 2019 and $11,072 at December 31, 2018. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

The Hershey Company | 2019 Form 10-K | Page 65

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at December 31, 2019 and 2018.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2019 and 2018 was $28,187 and $33,168, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2019 and 2018:

December 31,	2019		2018
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,235	$1,779	$3,394	$485

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	555	—	—	4,832

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	9,080	626	7,230	262
Deferred compensation derivatives	2,557	—	—	4,736
Foreign exchange contracts	1,496	—	70	484
	13,133	626	7,300	5,482
Total	$14,923	$2,405	$10,694	$10,799

(1)
Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.

(2)
As of December 31, 2019, amounts reflected on a net basis in assets were assets of $46,075 and liabilities of $37,606, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2018 were assets of $63,978 and liabilities of $57,351. At

The Hershey Company | 2019 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

December 31, 2019 and 2018, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2019 and 2018 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2019	2018	2019	2018	2019	2018
Commodities futures and options	$35,488	$69,379	$—	$—	$—	$—
Foreign exchange contracts	410	972	(2,515)	5,822	939	3,906
Interest rate swap agreements	—	—	—	—	(9,343)	(9,479)
Deferred compensation derivatives	6,738	(2,173)	—	—	—	—
Total	$42,636	$68,178	$(2,515)	$5,822	$(8,404)	$(5,573)

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $9,887 as of December 31, 2019. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2019 and 2018.

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset/(Liability)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
	2019	2018	2019	2018
Long-term debt	$(349,445)	$(354,832)	$555	$(4,832)

For the years ended December 31, 2019 and 2018, we recognized net incremental interest expense of $1,829 and $748, respectively, relating to our fixed-to-floating interest swap arrangements.
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

The Hershey Company | 2019 Form 10-K | Page 67

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We did not have any level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2019 and 2018:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2019:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,731	$—	$2,731
Interest rate swap agreements (2)	—	555	—	555
Deferred compensation derivatives (3)	—	2,557	—	2,557
Commodities futures and options (4)	9,080	—	—	9,080
Liabilities:
Foreign exchange contracts (1)	—	1,779	—	1,779
Commodities futures and options (4)	626	—	—	626
December 31, 2018:
Assets:
Foreign exchange contracts (1)	$—	$3,464	$—	$3,464
Commodities futures and options (4)	7,230	—	—	7,230
Liabilities:
Foreign exchange contracts (1)	—	969	—	969
Interest rate swap agreements (2)	—	4,832	—	4,832
Deferred compensation derivatives (3)	—	4,736	—	4,736
Commodities futures and options (4)	262	—	—	262

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2019 and December 31, 2018 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

The Hershey Company | 2019 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Fair Value		Carrying Value
At December 31,	2019	2018	2019	2018
Current portion of long-term debt	$712,863	$5,387	$703,390	$5,387
Long-term debt	3,656,540	3,228,877	3,530,813	3,254,280
Total	$4,369,403	$3,234,264	$4,234,203	$3,259,667

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2019 Activity
During 2019, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

2019
Customer relationship and trademark intangible assets (1)	$100,131
Other long-lived assets not held for sale (2)	9,629
Adjustment to disposal group (3)	2,725
Long-lived and intangible asset impairment charges	$112,485

(1)
During the fourth quarter of 2019, as discussed in Note 3, we recorded impairment charges to write down customer relationship and trademark intangible assets associated with Krave. These charges were determined by comparing the fair value of the asset group to its carrying value. We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

(2)
During 2019, we recorded impairment charges predominantly comprised of select long-lived assets that had not yet met the held for sale criteria. The fair value of these assets was supported by potential sales prices with third-party buyers and market analysis.

(3)
In connection with our disposal group classified as held for sale, as discussed in Note 8, during 2019, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed in the first half of 2020.

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
In connection with disposal groups classified as held for sale, as discussed in Note 8, during 2018, we recorded impairment charges totaling $57,729 to adjust the long-lived asset values within certain disposal groups, including the SGM and Tyrrells businesses, the Lotte Shanghai Foods Co., Ltd. ("LSFC") joint venture and other assets. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized or to be realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices paid by third-party

The Hershey Company | 2019 Form 10-K | Page 69

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

buyers or estimated sales prices based on marketing of the disposal group, when the sale has not yet been completed. The sales of SGM and Tyrrells were both completed in July 2018.
2017 Activity
During the first quarter of 2017, as discussed in Note 9, we recorded impairment charges totaling $105,992 to write down distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and wrote down property, plant and equipment by $102,720. These charges were determined by comparing the fair value of the assets to their carrying value. The fair value of the assets was derived using a combination of an estimated market liquidation approach and discounted cash flow analyses based on Level 3 inputs.
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
The components of lease expense were as follows:

Lease expense	Classification	2019
Operating lease cost	Cost of sales or SM&A (1)	$42,580
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	7,821
Interest on lease liabilities	Interest expense, net	4,467
Net lease cost (2)		$54,868

(1)	Supply chain-related amounts were included in cost of sales.

(2)	Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

The Hershey Company | 2019 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Information regarding our lease terms and discount rates were as follows:

2019
Weighted-average remaining lease term (years)
Operating leases	14.3
Finance leases	31.4

Weighted-average discount rate
Operating leases	3.8%
Finance leases	6.0%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2019
Assets
Operating lease ROU assets	Other assets (non-current)	220,678

Finance lease ROU assets, at cost	Property, plant and equipment, gross	101,142
Accumulated amortization	Accumulated depreciation	(7,225)
Finance lease ROU assets, net	Property, plant and equipment, net	93,917

Total leased assets		314,595

Liabilities
Current
Operating	Accrued liabilities	29,209
Finance	Current portion of long-term debt	4,079
Non-current
Operating	Other long-term liabilities	184,163
Finance	Long-term debt	75,564
Total lease liabilities		293,015

The maturity of our lease liabilities as of December 31, 2019 were as follows:

	Operating leases	Finance leases	Total
2020	36,803	7,798	44,601
2021	30,205	6,641	36,846
2022	16,480	5,027	21,507
2023	13,846	4,629	18,475
2024	13,062	4,618	17,680
Thereafter	172,752	165,693	338,445
Total lease payments	283,148	194,406	477,554
Less: Imputed interest	69,776	114,763	184,539
Total lease liabilities	213,372	79,643	293,015

The Hershey Company | 2019 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of December 31, 2019, the Company has entered into additional leases as a lessee, primarily for real estate. These leases have not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $19,000. These leases are expected to commence in 2020, with lease terms between two and five years.

Supplemental cash flow and other information related to leases were as follows:

2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	39,910
Operating cash flows from finance leases	4,467
Financing cash flows from finance leases	4,018

ROU assets obtained in exchange for lease liabilities:
Operating leases	27,890
Finance leases	7,943

Disclosures related to periods prior to adoption of ASU 2016-02, Leases (Topic 842)
Future minimum payments under lease arrangements with a remaining term in excess of one year were as follows as of December 31, 2018:

	Operating leases (1)	Capital leases (2)
2019	$38,041	$6,980
2020	24,047	5,272
2021	16,883	3,901
2022	15,424	4,399
2023	13,494	4,577
Thereafter	185,608	169,686

(1)
Future minimum rental payments reflect commitments under non-cancelable operating leases primarily for offices, retail stores, warehouse and distribution facilities. Total rent expense for the years ended December 31, 2018 and 2017 was $34,157 and $25,525, respectively, including short-term rentals.

(2)	Future minimum rental payments reflect commitments under non-cancelable capital leases primarily for offices and warehouse facilities, as well as vehicles.
8. ASSETS AND LIABILITIES HELD FOR SALE
As of December 31, 2019, the following disposal group has been classified as held for sale and stated at the lower of net book value or estimated sales value less costs to sell:

•
The LSFC joint venture and other select assets, which were taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, and expect the sale of the remaining business to be completed in the first half of 2020.

The Hershey Company | 2019 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The amounts classified as assets and liabilities held for sale at December 31, 2019 include the following:

Assets held for sale, included in prepaid expenses and other assets
Property, plant and equipment, net	$1,677
$1,677

Liabilities held for sale, included in accrued liabilities
Accounts payable and accrued liabilities	$105
$105

During 2019, we completed the sale of one disposal group that had been previously classified as assets held for sale, as follows:

•
In December 2019, we sold select Pennsylvania facilities and land for sales proceeds of approximately $27,613, resulting in a gain on the sale of $11,289, which is recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Income.

During 2018, we completed the sale of other disposal groups that had been previously classified as assets and liabilities held for sale, as follows:

•
In April 2018, we sold the licensing rights for a non-core trademark relating to a brand marketed outside of the United States for sale proceeds of approximately $13,000, realizing in a gain on the sale of $2,658, which is recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Income.

•
During the second and third quarters of 2018, we sold select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the Operational Optimization Program (as defined in Note 8). Proceeds from the sale of these facilities totaled $27,468, resulting in a gain on the sale of $6,562, which is recorded in the business realignment costs caption within the Consolidated Statements of Income.

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

9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2019	2018	2017
Cost of sales	$—	$11,323	$5,147
Selling, marketing and administrative expense	1,126	21,401	16,449
Business realignment costs	8,112	19,103	47,763
Costs associated with business realignment activities	$9,238	$51,827	$69,359

The Hershey Company | 2019 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs recorded by program in 2019, 2018 and 2017 related to these activities were as follows:

For the years ended December 31,	2019	2018	2017
Margin for Growth Program:
Severance	$5,178	$15,378	$32,554
Accelerated depreciation	—	9,131	6,873
Other program costs	4,060	30,940	16,407
Operational Optimization Program:
Severance	—	—	13,828
Gain on sale of facilities	—	(6,562)	—
Other program costs	—	2,940	(303)
Total	$9,238	$51,827	$69,359

The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2019:

Total
Liability balance at December 31, 2018	$14,605
2019 business realignment charges (1)	9,239
Cash payments	(14,726)
Liability balance at December 31, 2019 (reported within accrued liabilities)	$9,118

(1)	The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
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
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over the next several months. To date, we have incurred pre-tax charges to execute the program totaling $345,534. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business in 2017, as well as the $16,300 incremental impairment charge resulting from the sale of SGM. In addition to the impairment charges, we have incurred employee separation costs of $53,110 and other business realignment costs of $67,412. We expect the remaining spending on this program to be minimal and completed in the first half of 2020. The cash portion of the total program charges is estimated to be $106,000. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
For the years end ended December 31, 2019, 2018 and 2017, we recognized total costs associated with the Margin for Growth Program of $9,238, $55,449, and $55,834 respectively. These charges include employee severance, largely relating to initiatives to improve the cost structure of our China business and to further streamline our corporate operating model, as well as non-cash, asset-related incremental depreciation expense as part of optimizing the global
The Hershey Company | 2019 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
The program included an initiative to optimize the manufacturing operations supporting our China business.  When the program was approved in 2017, we deemed this to be a triggering event requiring us to test our China long-lived asset group for impairment by first determining whether the carrying value of the asset group was recovered by our current estimates of future cash flows associated with the asset group. Because this assessment indicated that the carrying value was not recoverable, we calculated an impairment loss as the excess of the asset group's carrying value over its fair value. The resulting impairment loss was allocated to the asset group's long-lived assets. Therefore, as a result of this testing, during the first quarter of 2017, we recorded impairment charges totaling $208,712, with $105,992 representing the portion of the impairment loss that was allocated to the distributor relationship and trademark intangible assets that had been recognized in connection with the 2014 SGM acquisition and $102,720 representing the portion of the impairment loss that was allocated to property, plant and equipment. These impairment charges are recorded in the long-lived asset impairment charges caption within the Consolidated Statements of Income.
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
During 2018, we incurred pre-tax costs totaling $2,940, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. In addition, we completed the sale of select China facilities in 2018 that had been taken out of service in connection with the Operational Optimization Program resulting in a gain of $6,562. During 2017 we incurred pre-tax costs totaling $13,525 relating primarily to employee related costs, costs to consolidate and relocate production, and third party costs incurred to execute these activities. This program was completed in 2018.
10. INCOME TAXES
The components of income (loss) before income taxes were as follows:

For the years ended December 31,	2019	2018	2017
Domestic	$1,211,051	$1,195,645	$1,187,825
Foreign	169,733	214,416	(77,157)
Income before income taxes	$1,380,784	$1,410,061	$1,110,668

The Hershey Company | 2019 Form 10-K | Page 75

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The components of our provision for income taxes were as follows:

For the years ended December 31,	2019	2018	2017
Current:
Federal	$179,358	$151,107	$314,277
State	38,232	38,243	37,628
Foreign	31,514	13,405	(16,356)
	249,104	202,755	335,549
Deferred:
Federal	14,958	35,035	19,204
State	1,865	7,572	7,573
Foreign	(31,895)	(6,352)	(8,195)
	(15,072)	36,255	18,582
Total provision for income taxes	$234,032	$239,010	$354,131

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

The Hershey Company | 2019 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2019	2018
Deferred tax assets:
Post-retirement benefit obligations	$56,384	$52,915
Accrued expenses and other reserves	88,590	85,180
Stock-based compensation	19,304	30,448
Derivative instruments	16,864	17,423
Pension	3,952	8,921
Lease liabilities	64,988	12,284
Accrued trade promotion reserves	21,709	13,670
Net operating loss carryforwards	160,584	161,242
Capital loss carryforwards	26,022	26,670
Other	9,685	9,969
Gross deferred tax assets	468,082	418,722
Valuation allowance	(206,743)	(239,959)
Total deferred tax assets	261,339	178,763
Deferred tax liabilities:
Property, plant and equipment, net	161,449	144,044
Acquired intangibles	144,314	161,003
Lease ROU assets	48,419	—
Inventories	29,158	21,366
Other	46,984	28,044
Total deferred tax liabilities	430,324	354,457
Net deferred tax (liabilities) assets	$(168,985)	$(175,694)
Included in:
Non-current deferred tax assets, net	31,033	1,166
Non-current deferred tax liabilities, net	(200,018)	(176,860)
Net deferred tax (liabilities) assets	$(168,985)	$(175,694)

Changes in deferred taxes was primarily due to the adoption of ASU 2016-02, Leases (Topic 842) and the recognition of lease liabilities and lease ROU assets. Changes in the valuation allowance resulted primarily from the release of valuation allowances in Mexico and Brazil.
The valuation allowances as of December 31, 2019 and 2018 were primarily related to U.S. capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

The Hershey Company | 2019 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	35.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	1.8	2.7	2.6
Qualified production income deduction	—	—	(2.9)
Business realignment and impairment charges	—	0.6	4.3
Foreign rate differences	(1.5)	(2.0)	(4.3)
Historic and solar tax credits	(3.4)	(3.5)	(4.8)
U.S. tax reform	—	(1.4)	2.9
Tax contingencies	0.9	0.5	0.5
Stock compensation	(1.3)	(0.3)	(1.1)
Valuation allowance release	(1.5)	—	—
Other, net	0.9	(0.6)	(0.3)
Effective income tax rate	16.9%	17.0%	31.9%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2019	2018
Balance at beginning of year	$97,530	$42,082
Additions for tax positions taken during prior years	9,327	1,174
Reductions for tax positions taken during prior years	(2,080)	(2,581)
Additions for tax positions taken during the current year	10,472	61,627
Settlements	(1,151)	—
Expiration of statutes of limitations	(5,715)	(4,772)
Balance at end of year	$108,383	$97,530

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $102,671 as of December 31, 2019 and $93,507 as of December 31, 2018.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $3,824 in 2019, a net tax expense of $1,785 in 2018 and a net tax expense of $795 in 2017 for interest and penalties. Accrued net interest and penalties were $9,978 as of December 31, 2019 and $6,154 as of December 31, 2018.
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
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $13,534 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

The Hershey Company | 2019 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of December 31, 2019, we had approximately $726,024 of undistributed earnings of our international subsidiaries. We intend to continue to reinvest earnings outside of the United States for the foreseeable future and, therefore, have not recognized additional tax expense (e.g., foreign withholding taxes due upon repatriation) on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.

Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2019, 2018 and 2017 we recognized investment tax credits and related outside basis difference benefits totaling $58,798, $60,111 and $74,600, respectively, and we wrote-down the equity investment by $50,457, $50,329 and $66,209, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
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

The Hershey Company | 2019 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2019	2018	2019	2018
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,031,206	$1,117,564	$214,719	$236,112
Service cost	20,878	21,223	151	230
Interest cost	35,756	31,943	7,837	6,923
Actuarial loss (gain)	89,092	(50,432)	23,635	(10,842)
Curtailment	—	(16)	—	—
Settlement	(21,445)	(61,268)	—	—
Currency translation and other	2,956	(4,674)	589	(1,073)
Benefits paid	(53,237)	(23,134)	(16,474)	(16,631)
Projected benefit obligation at end of year	1,105,206	1,031,206	230,457	214,719
Change in plan assets
Fair value of plan assets at beginning of year	963,861	1,086,226	—	—
Actual return on plan assets	157,931	(43,118)	—	—
Employer contributions	3,660	9,233	16,474	16,631
Settlement	(21,445)	(61,268)	—	—
Currency translation and other	2,668	(4,078)	—	—
Benefits paid	(53,237)	(23,134)	(16,474)	(16,631)
Fair value of plan assets at end of year	1,053,438	963,861	—	—
Funded status at end of year	$(51,768)	$(67,345)	$(230,457)	$(214,719)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$10,481	$332	$—	$—
Accrued liabilities	(3,476)	(1,298)	(19,251)	(19,553)
Other long-term liabilities	(58,773)	(66,379)	(211,206)	(195,166)
Total	$(51,768)	$(67,345)	$(230,457)	$(214,719)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(216,443)	$(254,735)	$444	$17,967
Net prior service credit (cost)	27,031	32,350	(219)	(812)
Net amounts recognized in AOCI	$(189,412)	$(222,385)	$225	$17,155

The project benefit obligation during 2019 was impacted by actuarial loss of $89,092 which was the result of the discount rate assumption decreasing from 4.1% at December 31, 2018 to 3.1% at December 31, 2019. The accumulated benefit obligation for all defined benefit pension plans was $1,063,955 as of December 31, 2019 and $994,278 as of December 31, 2018.

The Hershey Company | 2019 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2019	2018
Projected benefit obligation	$709,651	$1,030,382
Accumulated benefit obligation	674,017	993,892
Fair value of plan assets	647,402	962,705

Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2019	2018	2017	2019	2018	2017
Amounts recognized in net periodic benefit cost
Service cost	$20,878	$21,223	$20,657	$151	$230	$263
Interest cost	35,756	31,943	40,996	7,837	6,923	8,837
Expected return on plan assets	(54,520)	(58,612)	(57,370)	—	—	—
Amortization of prior service (credit) cost	(7,230)	(7,202)	(5,822)	811	836	748
Amortization of net loss (gain)	32,647	26,875	33,648	(385)	—	(1)
Curtailment credit	—	(299)	—	—	—	—
Settlement loss	5,498	20,211	17,732	—	—	—
Total net periodic benefit cost	$33,029	$34,139	$49,841	$8,414	$7,989	$9,847

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(52,028)	$3,715	$(73,768)	$23,956	$(10,771)	$2,139
Prior service cost (credit)	7,232	7,198	(2,650)	(810)	(838)	(744)
Total recognized in other comprehensive (income) loss, pre-tax	$(44,796)	$10,913	$(76,418)	$23,146	$(11,609)	$1,395
Net amounts recognized in periodic benefit cost and AOCI	$(11,767)	$45,052	$(26,577)	$31,560	$(3,620)	$11,242

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2019	2018	2019	2018
Discount rate	3.1%	4.1%	3.2%	4.2%
Rate of increase in compensation levels	3.6%	3.6%	N/A	N/A
Interest crediting rate	4.7%	4.7%	N/A	N/A

The Hershey Company | 2019 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2019	2018	2017	2019	2018	2017
Discount rate	4.1%	3.4%	3.8%	4.2%	3.5%	3.8%
Expected long-term return on plan assets	5.9%	5.8%	5.8%	N/A	N/A	N/A
Rate of compensation increase	3.6%	3.8%	3.8%	N/A	N/A	N/A

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

For purposes of measuring our post-retirement benefit obligation at December 31, 2019, we assumed a 6.4% annual rate of increase in the per capita cost of covered health care benefits for 2020, grading down to 5.0% by 2025. For purposes of measuring our post-retirement benefit obligation at December 31, 2018, we assumed a 7.0% annual rate of increase in the per capita cost of covered health care benefits for 2019, grading down to 5.0% by 2023.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2019 generational projection scales, which we adopted as of December 31, 2019. Adoption of the updated scale did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2019 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	25%
Fixed income securities	49%
Alternative investments, including real estate, listed infrastructure and other	25%

As of December 31, 2019, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

The Hershey Company | 2019 Form 10-K | Page 82

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2019:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$365	$13,194	$—	$629	$14,188
Equity securities:
Global all-cap (a)	—	—	—	248,222	248,222
Fixed income securities:
U.S. government/agency	—	—	—	264,066	264,066
Corporate bonds (b)	—	—	—	136,896	136,896
International government/corporate bonds (c)	—	—	—	32,407	32,407
Diversified credit (d)	—	—	—	103,793	103,793
Alternative investments:
Global diversified assets (e)	—	—	—	146,681	146,681
Global real estate investment trusts (f)	—	—	—	53,159	53,159
Global infrastructure (g)	—	—	—	54,026	54,026
Total pension plan assets	$365	$13,194	$—	$1,039,879	$1,053,438

The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2018:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$1,040	$17,857	$—	$664	$19,561
Equity securities:
Global all-cap (a)	—	—	—	210,850	210,850
Fixed income securities:
U.S. government/agency	—	—	—	242,618	242,618
Corporate bonds (b)	—	—	—	117,656	117,656
International government/corporate bonds (c)	—	—	—	29,115	29,115
Diversified credit (d)	—	—	—	94,008	94,008
Alternative investments:
Global diversified assets (e)	—	—	—	147,661	147,661
Global real estate investment trusts (f)	—	—	—	57,854	57,854
Global infrastructure (g)	—	—	—	44,538	44,538
Total pension plan assets	$1,040	$17,857	$—	$944,964	$963,861

(1)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

The Hershey Company | 2019 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(d)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt, and emerging market debt.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises equity funds primarily invested in publicly traded real estate securities.
(g)	This category comprises equity funds primarily invested in publicly traded listed infrastructure securities.

The fair value of the Level 1 assets was based on quoted prices in active markets for the identical assets. The fair value of the Level 2 assets was determined by management based on an assessment of valuations provided by asset management entities and was calculated by aggregating market prices for all underlying securities.
Investment objectives for our domestic plan assets are:

•	To ensure high correlation between the value of plan assets and liabilities;

•	To maintain careful control of the risk level within each asset class; and

•	To focus on a long-term return objective.

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2019. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $3,660 during 2019. In 2018, we made total contributions of $9,233 to the pension plans. For 2020, minimum funding requirements for our pension plans are approximately $1,503.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2020	2021	2022	2023	2024	2025-2029
Pension Benefits	$105,287	$93,240	$115,785	$89,634	$90,039	$372,692
Other Benefits	19,247	18,239	17,021	16,239	15,583	66,581

Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $47,651 in 2019, $47,959 in 2018 and $46,154 in 2017.

The Hershey Company | 2019 Form 10-K | Page 84

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

12. STOCK COMPENSATION PLANS
Share-based grants for compensation and incentive purposes are made pursuant to the Equity and Incentive Compensation Plan (“EICP”). The EICP provides for grants of one or more of the following stock-based compensation awards to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent:

•	Non-qualified stock options ("stock options");

•	Performance stock units ("PSUs") and performance stock;

•	Stock appreciation rights;

•	Restricted stock units ("RSUs") and restricted stock; and

•	Other stock-based awards.

As of December 31, 2019, 65.8 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2019	2018	2017
Pre-tax compensation expense	$51,899	$49,286	$51,061
Related income tax benefit	9,030	9,463	13,684

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of December 31, 2019, total stock-based compensation cost related to non-vested awards not yet recognized was $41,422 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.
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

The Hershey Company | 2019 Form 10-K | Page 85

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

A summary of activity relating to grants of stock options for the year ended December 31, 2019 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	5,394,382	$94.28	5.6 years
Granted	1,640	$109.74
Exercised	(2,881,923)	$91.09
Forfeited	(93,638)	$101.45
Outstanding as of December 31, 2019	2,420,461	$97.80	5.7 years	$119,043
Options exercisable as of December 31, 2019	1,410,004	$95.50	4.5 years	$72,589

The weighted-average fair value of options granted was $15.25, $15.58 and $15.76 per share in 2019, 2018 and 2017, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2019	2018	2017
Dividend yields	2.7%	2.4%	2.4%
Expected volatility	17.0%	16.6%	17.2%
Risk-free interest rates	2.5%	2.8%	2.2%
Expected term in years	6.5	6.6	6.8

•	"Dividend yields" means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;

•	"Expected volatility" means the historical volatility of our Common Stock over the expected term of each grant;

•	"Risk-free interest rates" means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and

•	"Expected term" means the period of time that stock options granted are expected to be outstanding based on historical data.
The total intrinsic value of options exercised was $115,786, $38,382 and $45,998 in 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was $6,288 of total unrecognized compensation cost related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 1.8 years.
The following table summarizes information about stock options outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/19	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/19	Weighted- Average Exercise Price
$33.40 - $98.10	676,329	4.2	$80.73	513,366	$77.59
$98.11 - $105.91	932,220	7.0	$101.87	396,854	$104.39
$105.92 - $111.76	811,912	5.6	$107.35	499,784	$106.84
$33.40 - $111.76	2,420,461	5.7	$97.80	1,410,004	$95.50

The Hershey Company | 2019 Form 10-K | Page 86

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. The performance scores for 2017 through 2019 grants of PSUs can range from 0% to 250% of the targeted amounts.
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
In 2019, 2018 and 2017, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation cost associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. We recognize the compensation cost associated with non-employee director RSUs ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2019 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	999,018	$101.57
Granted	493,828	$115.94
Performance assumption change	165,858	$124.94
Vested	(450,922)	$99.19
Forfeited	(117,866)	$109.04
Outstanding at end of year	1,089,916	$112.52

The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

For the years ended December 31,	2019	2018	2017
Units granted	493,828	457,315	478,044
Weighted-average fair value at date of grant	$115.94	$97.86	$110.97
Monte Carlo simulation assumptions:
Estimated values	$48.40	$29.17	$46.85
Dividend yields	2.6%	2.6%	2.3%
Expected volatility	20.3%	20.4%	20.4%

•	"Estimated values" means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;

•	"Dividend yields" means the sum of dividends declared for the four most recently quarterly periods, divided by the average price of our Common Stock for the comparable periods;

•	"Expected volatility" means the historical volatility of our Common Stock over the expected term of each grant.

The Hershey Company | 2019 Form 10-K | Page 87

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The fair value of shares vested totaled $51,739, $28,752 and $29,981 in 2019, 2018 and 2017, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 296,802 units as of December 31, 2019. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is primarily organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 89% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

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

The Hershey Company | 2019 Form 10-K | Page 88

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

For the years ended December 31,	2019	2018	2017
Net sales:
North America	$7,081,764	$6,901,607	$6,621,173
International and Other	904,488	889,462	894,253
Total	$7,986,252	$7,791,069	$7,515,426

Segment income:
North America	$2,125,861	$2,020,082	$2,044,218
International and Other	95,702	73,762	11,532
Total segment income	2,221,563	2,093,844	2,055,750
Unallocated corporate expense (1)	533,632	486,716	499,251
Unallocated mark-to-market gains on commodity derivatives	(28,651)	(168,263)	(35,292)
Long-lived and intangible asset impairment charges (see Note 6)	112,485	57,729	208,712
Costs associated with business realignment activities (see Note 9)	9,238	51,827	69,359
Acquisition-related costs (see Note 2)	10,196	44,829	311
Gain on sale of other assets (see Note 8)	(11,289)	(2,658)	—
Operating profit	1,595,952	1,623,664	1,313,409
Interest expense, net	144,125	138,837	98,282
Other (income) expense, net	71,043	74,766	104,459
Income before income taxes	$1,380,784	$1,410,061	$1,110,668

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

Activity within the unallocated mark-to-market (gains) losses on commodity derivatives is as follows:

For the years ended December 31,	2019	2018	2017
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(35,488)	$(69,379)	$55,734
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	6,837	(98,884)	(91,026)
Net gains on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(28,651)	$(168,263)	$(35,292)

As of December 31, 2019, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $68,969. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $39,839 to segment operating results in the next twelve months.

The Hershey Company | 2019 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2019	2018	2017
North America	$220,513	$205,340	$171,265
International and Other	29,289	35,656	42,542
Corporate (1)	41,742	54,148	48,046
Total	$291,544	$295,144	$261,853

(1)
Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 9. Such amounts are not included within our measure of segment income.

Additional geographic information is as follows:

For the years ended December 31,	2019	2018	2017
Net sales:
United States	$6,722,617	$6,535,675	$6,263,703
Other	1,263,635	1,255,394	1,251,723
Total	$7,986,252	$7,791,069	$7,515,426

Long-lived assets:
United States	$1,717,606	$1,668,186	$1,575,496
Other	435,533	462,108	531,201
Total	$2,153,139	$2,130,294	$2,106,697

In conjunction with recent acquisitions, in 2018 we introduced our snacks portfolio, an additional product line represented by ready-to-eat popcorn, baked snacks, meat snack products and other better-for-you snacks. Net sales related to our snacks portfolio in 2017 was immaterial. Additional product line information is as follows:

For the year ended December 31,	2019	2018
Net sales:
Confectionery and confectionery-based portfolio	$7,553,954	$7,453,364
Snacks portfolio	432,298	337,705
Total	$7,986,252	$7,791,069

14. EQUITY AND NONCONTROLLING INTEREST
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2019. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Stock and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2019 and 2017 no shares of Class B Stock were converted into Common Stock. During 2018, 6,000 shares of Class B Stock were converted into Common Stock.

The Hershey Company | 2019 Form 10-K | Page 90

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2019	2018	2017
Shares issued	359,901,744	359,901,744	359,901,744
Treasury shares at beginning of year	(150,172,840)	(149,040,927)	(147,642,009)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	(1,386,193)	(1,406,093)	—
Shares repurchased directly from the Milton Hershey School Trust	—	(450,000)	(1,500,000)
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	(2,674,349)	(615,719)	(1,278,675)
Stock issuances:
Shares issued for stock options and incentive compensation	3,161,071	1,339,899	1,379,757
Retirement of treasury shares	138,348,719	—	—
Treasury shares at end of year	(12,723,592)	(150,172,840)	(149,040,927)
Change in Common Stock due to retirement of treasury shares	(138,348,719)	—	—
Net shares outstanding at end of year	208,829,433	209,728,904	210,860,817

We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The programs have no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
Retirement of Treasury Shares
During 2019, we retired 138,348,719 shares or $6,423,267 of the Company’s treasury shares previously repurchased. Under the applicable state law, these shares resume the status of authorized and unissued shares upon retirement. In accordance with our accounting policy, we record any excess of repurchase price over par value to retained earnings. As a result, our retained earnings were reduced by $6,284,919 during 2019. This transaction was approved by the Board on October 11, 2019.
Hershey Trust Company
Hershey Trust Company, as trustee for the Milton Hershey School Trust (the "Trust") and as direct owner of investment shares, held 123,600 shares of our Common Stock as of December 31, 2019. As trustee for the Trust, Hershey Trust Company held 60,612,012 shares of the Class B Stock as of December 31, 2019, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
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

The Hershey Company | 2019 Form 10-K | Page 91

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in LSFC, a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners.
A roll-forward showing the 2019 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2018	$8,545
Net loss attributable to noncontrolling interest	(2,940)
Other comprehensive income - foreign currency translation adjustments	167
Balance, December 31, 2019	$5,772
The 2019 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 9).
15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2019.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2019, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2019, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2019:

in millions	2020	2021	2022	2023	2024
Purchase obligations	$1,511.1	$813.0	$0.7	$—	$—

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

The Hershey Company | 2019 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Collective Bargaining
As of December 31, 2019, the Company employed approximately 14,520 full-time and 1,620 part-time employees worldwide. Collective bargaining agreements covered approximately 5,500 employees, or approximately 34% of the Company’s employees worldwide. During 2020, agreements will be negotiated for certain employees at three facilities outside of the United States and one United States facility, comprising approximately 74% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2019		2018		2017
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$445,685	$164,627	$410,732	$151,789	$385,878	$140,394
Allocation of undistributed earnings	393,731	145,649	449,372	165,669	188,286	68,423
Total earnings—basic	$839,416	$310,276	$860,104	$317,458	$574,164	$208,817

Denominator (shares in thousands):
Total weighted-average shares—basic	148,841	60,614	149,379	60,614	151,625	60,620

Earnings Per Share—basic	$5.64	$5.12	$5.76	$5.24	$3.79	$3.44

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$839,416	$310,276	$860,104	$317,458	$574,164	$208,817
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	310,276	—	317,458	—	208,817	—
Reallocation of undistributed earnings	—	(886)	—	(803)	—	(492)
Total earnings—diluted	$1,149,692	$309,390	$1,177,562	$316,655	$782,981	$208,325

Denominator (shares in thousands):
Number of shares used in basic computation	148,841	60,614	149,379	60,614	151,625	60,620
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—	60,620	—
Employee stock options	785	—	651	—	1,144	—
Performance and restricted stock units	462	—	345	—	353	—
Total weighted-average shares—diluted	210,702	60,614	210,989	60,614	213,742	60,620

Earnings Per Share—diluted	$5.46	$5.10	$5.58	$5.22	$3.66	$3.44
The Hershey Company | 2019 Form 10-K | Page 93

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The earnings per share calculations for the years ended December 31, 2019, 2018 and 2017 excluded 1,476, 4,196 and 2,374 stock options (in thousands), respectively, that would have been antidilutive.
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2019	2018	2017
Write-down of equity investments in partnerships qualifying for tax credits	$50,457	$50,329	$66,209
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans	20,415	20,672	38,768
Other (income) expense, net	171	3,765	(518)
Total	$71,043	$74,766	$104,459

The Hershey Company | 2019 Form 10-K | Page 94

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2019	2018
Inventories:
Raw materials	$271,125	$237,086
Goods in process	98,842	107,139
Finished goods	614,698	618,798
Inventories at FIFO	984,665	963,023
Adjustment to LIFO	(169,414)	(178,144)
Total inventories	$815,251	$784,879

Prepaid expenses and other:
Prepaid expenses	$84,058	$68,490
Assets held for sale	1,677	23,421
Other current assets	154,345	180,248
Total prepaid expenses and other	$240,080	$272,159

Property, plant and equipment:
Land	$105,627	$102,074
Buildings	1,298,985	1,211,011
Machinery and equipment	3,120,003	2,988,027
Construction in progress	209,788	280,559
Property, plant and equipment, gross	4,734,403	4,581,671
Accumulated depreciation	(2,581,264)	(2,451,377)
Property, plant and equipment, net	$2,153,139	$2,130,294

Other assets:
Capitalized software, net	$153,842	$126,379
Operating lease ROU assets	220,678	—
Other non-current assets	137,480	126,605
Total other assets	$512,000	$252,984

Accrued liabilities:
Payroll, compensation and benefits	$230,518	$180,546
Advertising, promotion and product allowances	279,440	293,642
Operating lease liabilities	29,209	—
Liabilities held for sale	105	596
Other	163,100	204,379
Total accrued liabilities	$702,372	$679,163

Other long-term liabilities:
Post-retirement benefits liabilities	$211,206	$195,166
Pension benefits liabilities	58,773	66,379
Operating lease liabilities	184,163	—
Other	201,635	184,503
Total other long-term liabilities	$655,777	$446,048

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(83,704)	$(96,678)
Pension and post-retirement benefit plans, net of tax	(189,187)	(205,230)
Cash flow hedges, net of tax	(51,075)	(54,872)
Total accumulated other comprehensive loss	$(323,966)	$(356,780)

The Hershey Company | 2019 Form 10-K | Page 95

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2019	First	Second	Third	Fourth
Net sales	$2,016,488	$1,767,217	$2,134,422	$2,068,125
Gross profit	892,504	874,744	943,318	911,912
Net income attributable to The Hershey Company	304,358	312,840	325,307	207,187
Common stock:
Net income per share—Basic(a)	1.49	1.54	1.59	1.02
Net income per share—Diluted(a)	1.45	1.48	1.54	0.98
Dividends paid per share	0.722	0.722	0.773	0.773
Class B common stock:
Net income per share—Basic(a)	1.36	1.39	1.45	0.93
Net income per share—Diluted(a)	1.36	1.38	1.44	0.92
Dividends paid per share	0.656	0.656	0.702	0.702
Market price—common stock:
High	114.83	138.32	161.40	157.70
Low	104.30	113.84	134.25	140.29

Year 2018	First	Second	Third	Fourth
Net sales	$1,971,959	$1,751,615	$2,079,593	$1,987,902
Gross profit	974,060	793,420	863,493	944,352
Net income attributable to The Hershey Company	350,203	226,855	263,713	336,791
Common stock:
Net income per share—Basic(a)	1.71	1.11	1.29	1.65
Net income per share—Diluted(a)	1.65	1.08	1.25	1.60
Dividends paid per share	0.656	0.656	0.722	0.722
Class B common stock:
Net income per share—Basic(a)	1.55	1.01	1.17	1.50
Net income per share—Diluted(a)	1.55	1.01	1.17	1.49
Dividends paid per share	0.596	0.596	0.656	0.656
Market price—common stock:
High	114.06	100.60	106.60	110.01
Low	96.06	89.54	91.04	101.64

(a)	Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year.

The Hershey Company | 2019 Form 10-K | Page 96

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2019. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting
Management's report on the Company's internal control over financial reporting appears on the following page. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Hershey Company | 2019 Form 10-K | Page 97

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ONE Brands, LLC which was acquired on September 23, 2019 and is included in the 2019 consolidated financial statements of the Company and constituted 5.1% of total assets as of December 31, 2019 and 0.3% of net sales for the year then ended.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2019.

/s/ MICHELE G. BUCK	/s/ STEVEN E. VOSKUIL
Michele G. Buck Chief Executive Officer (Principal Executive Officer)	Steven E. Voskuil Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)

The Hershey Company | 2019 Form 10-K | Page 98

Item 9B.	OTHER INFORMATION
None.

The Hershey Company | 2019 Form 10-K | Page 99

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information regarding executive officers of the Company required by Item 401 of SEC Regulation S-K is incorporated herein by reference from the disclosure included under the caption “Supplemental Item. Information About Out Executive Officers” at the end of Part I of this Annual Report on Form 10-K.
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
There are no inadvertent late filings under Section 16(a) of the Securities Exchange Act of 1934, as amended.
Information regarding our Code of Conduct applicable to our directors, officers and employees is located in Part I of this Annual Report on Form 10-K, under the heading “Available Information.”

Item 11.	EXECUTIVE COMPENSATION.
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

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
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

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

The Hershey Company | 2019 Form 10-K | Page 100

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
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
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2019, 2018 and 2017 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
We omitted other schedules because they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
Item 15(a)(3): Exhibits
The information called for by this Item is incorporated by reference from the Exhibit Index included in this Annual Report on Form 10-K.

Item 16.	FORM 10-K SUMMARY
None.

The Hershey Company | 2019 Form 10-K | Page 101

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2020.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chairman of the Board, President and Chief Executive Officer	February 20, 2020
Michele G. Buck	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Chief Financial Officer and Chief Accounting Officer	February 20, 2020
Steven E. Voskuil	(Principal Financial and Accounting Officer)

/s/ CHARLES A. DAVIS	Lead Independent Director	February 20, 2020
Charles A. Davis

/s/ PAMELA M. ARWAY	Director	February 20, 2020
Pamela M. Arway

/s/ JAMES W. BROWN	Director	February 20, 2020
James W. Brown

/s/ MARY KAY HABEN	Director	February 20, 2020
Mary Kay Haben

/s/ JAMES C. KATZMAN	Director	February 20, 2020
James C. Katzman

/s/ M. DIANE KOKEN	Director	February 20, 2020
M. Diane Koken

/s/ ROBERT M. MALCOLM	Director	February 20, 2020
Robert M. Malcolm

/s/ ANTHONY J. PALMER	Director	February 20, 2020
Anthony J. Palmer

/s/ JUAN R. PEREZ	Director	February 20, 2020
Juan R. Perez

/s/ WENDY L. SCHOPPERT	Director	February 20, 2020
Wendy L. Schoppert

/s/ DAVID L. SHEDLARZ	Director	February 20, 2020
David L. Shedlarz

The Hershey Company | 2019 Form 10-K | Page 102

 Schedule II
THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2019, 2018 and 2017

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2019
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,610	$159,140	$—	$(158,784)	$24,966
Valuation allowance on net deferred taxes (b)	239,959	(26,270)	—	(6,946)	206,743
Inventory obsolescence reserve (c)	20,136	27,157	—	(25,244)	22,049
Total allowances deducted from assets	$284,705	$160,027	$—	$(190,974)	$253,758

For the year ended December 31, 2018
Allowances deducted from assets
Accounts receivable—trade, net (a)	$41,792	$222,819	$—	$(240,001)	$24,610
Valuation allowance on net deferred taxes (b)	312,148	18,413	—	(90,602)	239,959
Inventory obsolescence reserve (c)	19,348	32,379	—	(31,591)	20,136
Total allowances deducted from assets	$373,288	$273,611	$—	$(362,194)	$284,705

For the year ended December 31, 2017
Allowances deducted from assets
Accounts receivable—trade, net (a)	$40,153	$166,993	$—	$(165,354)	$41,792
Valuation allowance on net deferred taxes (b)	235,485	92,139	—	(15,476)	312,148
Inventory obsolescence reserve (c)	20,043	35,666	—	(36,361)	19,348
Total allowances deducted from assets	$295,681	$294,798	$—	$(217,191)	$373,288

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances. The 2017 deductions from reserves reflects the change in valuation allowance due to the remeasurement of corresponding U.S. deferred tax assets at the lower enacted corporate tax rates resulting from the U.S. tax reform.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

The Hershey Company | 2019 Form 10-K | Page 103

EXHIBIT INDEX

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 2.900% Notes due 2020
2) 4.125% Notes due 2020
3) 3.100% Notes due 2021
4) 8.8% Debentures due 2021#
5) 3.375% Notes due 2023
6) 2.625% Notes due 2023
7) 2.050% Notes due 2024
8) 3.200% Notes due 2025
9) 2.300% Notes due 2026
10) 7.2% Debentures due 2027
11) 2.450% Notes due 2029
12) 3.375% Notes due 2046
13) 3.125% Notes due 2049
14) Other Obligations
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

The Hershey Company | 2019 Form 10-K | Page 104

10.5
Five Year Credit Agreement dated as of July 2, 2019, among the Company and the banks, financial institutions and other institutional lenders listed on the respective signature pages thereof (“Lenders”), Bank of America, N.A., as administrative agent for the Lenders, JPMorgan Chase Bank, N.A., Citibank, N.A. and PNC Bank, National Association, as syndication agents, Royal Bank of Canada, as documentation agent, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., Citibank, N.A., PNC Capital Markets LLC and RBC Capital Markets, as joint lead arrangers and joint book managers, is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 2, 2019.

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

10.8
The Company’s Equity and Incentive Compensation Plan, amended and restated February 22, 2011, and approved by our stockholders on April 28, 2011, is incorporated by reference from Appendix B to the Company’s proxy statement filed March 15, 2011.+

10.9(a)
Form of Notice of Award of Restricted Stock Units (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.+

10.9(b)
Form of Notice of Award of Restricted Stock Units (effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.9(c)
Form of Notice of Award of Restricted Stock Units (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.9(d)
Form of Notice of Award of Restricted Stock Units (effective February 26, 2019) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.10(a)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 16, 2011.+

10.10(b)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2016.+

10.10(c)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.10(d)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 26, 2019) is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.10(e)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, pre-February 22, 2017 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 18, 2016.+

10.10(f)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.10(g)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, effective February 26, 2019) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.11(a)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012.+

10.11(b)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.11(c)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

The Hershey Company | 2019 Form 10-K | Page 105

10.11(d)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 26, 2019) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.12(a)	Form of Notice of Award of Performance Stock Units (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2012.+
10.12(b)
Form of Notice of Award of Performance Stock Units (effective February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.12(c)
Form of Notice of Award of Performance Stock Units (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.12(d)
Form of Notice of Award of Performance Stock Units (effective February 26, 2019) is incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.13	Form of Notice of Special Award of Performance Stock Units is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2017.+
10.14	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed February 18, 2005.+
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

10.22
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

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

The Hershey Company | 2019 Form 10-K | Page 106

32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

The Hershey Company | 2019 Form 10-K | Page 107