Form 10-Q
period 2020-03-29
HERSHEY CO
filed 2020-04-23
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
Common Stock, one dollar par value—147,395,851 shares, as of April 17, 2020.
Class B Common Stock, one dollar par value—60,613,777 shares, as of April 17, 2020.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended March 29, 2020

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Net sales	$2,037,317	$2,016,488
Cost of sales	1,170,695	1,123,984
Gross profit	866,622	892,504
Selling, marketing and administrative expense	475,384	453,573
Long-lived asset impairment charges	7,543	—
Business realignment costs	895	62
Operating profit	382,800	438,869
Interest expense, net	36,255	37,458
Other (income) expense, net	11,533	5,477
Income before income taxes	335,012	395,934
Provision for income taxes	66,229	92,053
Net income including noncontrolling interest	268,783	303,881
Less: Net loss attributable to noncontrolling interest	(2,354)	(477)
Net income attributable to The Hershey Company	$271,137	$304,358

Net income per share—basic:
Common stock	$1.33	$1.49
Class B common stock	$1.21	$1.36

Net income per share—diluted:
Common stock	$1.29	$1.45
Class B common stock	$1.21	$1.36

Dividends paid per share:
Common stock	$0.773	$0.722
Class B common stock	$0.702	$0.656

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q1 2020 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended
	March 29, 2020			March 31, 2019
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$268,783			$303,881
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$(51,343)	$—	(51,343)	$3,428	$—	3,428
Pension and post-retirement benefit plans:
Reclassification to earnings	4,755	(548)	4,207	6,718	(1,807)	4,911
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	5,381	(1,105)	4,276	(789)	718	(71)
Reclassification to earnings	2,091	(1,114)	977	1,438	(891)	547
Total other comprehensive (loss) income, net of tax	$(39,116)	$(2,767)	(41,883)	$10,795	$(1,980)	8,815
Total comprehensive income including noncontrolling interest			$226,900			$312,696
Comprehensive (loss) income attributable to noncontrolling interest			(2,462)			78
Comprehensive income attributable to The Hershey Company			$229,362			$312,618

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q1 2020 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 29, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,094,796	$493,262
Accounts receivable—trade, net	705,639	568,509
Inventories	832,193	815,251
Prepaid expenses and other	222,125	240,080
Total current assets	2,854,753	2,117,102
Property, plant and equipment, net	2,150,217	2,153,139
Goodwill	1,976,699	1,985,955
Other intangibles	1,324,797	1,341,166
Other assets	523,913	512,000
Deferred income taxes	25,064	31,033
Total assets	$8,855,443	$8,140,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531,928	$550,828
Accrued liabilities	673,285	702,372
Accrued income taxes	61,273	19,921
Short-term debt	837,621	32,282
Current portion of long-term debt	788,692	703,390
Total current liabilities	2,892,799	2,008,793
Long-term debt	3,453,525	3,530,813
Other long-term liabilities	637,533	655,777
Deferred income taxes	197,045	200,018
Total liabilities	7,180,902	6,395,401

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2020 and 2019	—	—
Common stock, shares issued: 160,939,248 at March 29, 2020 and December 31, 2019	160,939	160,939
Class B common stock, shares issued: 60,613,777 at March 29, 2020 and December 31, 2019	60,614	60,614
Additional paid-in capital	1,153,130	1,142,210
Retained earnings	1,404,453	1,290,461
Treasury—common stock shares, at cost: 13,390,995 at March 29, 2020 and 12,723,592 at December 31, 2019	(742,164)	(591,036)
Accumulated other comprehensive loss	(365,741)	(323,966)
Total—The Hershey Company stockholders’ equity	1,671,231	1,739,222
Noncontrolling interest in subsidiary	3,310	5,772
Total stockholders’ equity	1,674,541	1,744,994
Total liabilities and stockholders’ equity	$8,855,443	$8,140,395

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q1 2020 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29, 2020	March 31, 2019
Operating Activities
Net income including noncontrolling interest	$268,783	$303,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,624	72,329
Stock-based compensation expense	12,575	10,556
Deferred income taxes	(7,003)	1,300
Impairment of long-lived assets (see Note 6)	7,543	—
Write-down of equity investments	11,103	1,152
Other	15,404	8,497
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(153,086)	(99,991)
Inventories	(27,907)	(6,410)
Prepaid expenses and other current assets	(3,913)	(8,740)
Accounts payable and accrued liabilities	636	(2,798)
Accrued income taxes	71,263	56,282
Contributions to pension and other benefit plans	(4,109)	(4,661)
Other assets and liabilities	(15,820)	(1,437)
Net cash provided by operating activities	246,093	329,960
Investing Activities
Capital additions (including software)	(99,217)	(92,814)
Proceeds from sales of property, plant and equipment and other long-lived assets	21	75
Equity investments in tax credit qualifying partnerships	(11,473)	(18,884)
Net cash used in investing activities	(110,669)	(111,623)
Financing Activities
Net increase (decrease) in short-term debt	807,290	(28,990)
Long-term borrowings, net of debt issuance costs	—	1,370
Repayment of long-term debt and finance leases	(1,086)	(3,135)
Cash dividends paid	(157,803)	(146,463)
Repurchase of common stock	(169,176)	(198,500)
Exercise of stock options	16,400	34,573
Net cash provided by (used in) financing activities	495,625	(341,145)
Effect of exchange rate changes on cash and cash equivalents	(18,671)	775
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	612,378	(122,033)
Less: Increase in cash and cash equivalents classified as held for sale (see Note 8)	(10,844)	—
Net increase (decrease) in cash and cash equivalents	601,534	(122,033)
Cash and cash equivalents, beginning of period	493,262	587,998
Cash and cash equivalents, end of period	$1,094,796	$465,965
Supplemental Disclosure
Interest paid	$27,820	$35,271
Income taxes paid	14,107	28,733

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q1 2020 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2019	—	160,939	60,614	1,142,210	1,290,461	(591,036)	(323,966)	5,772	1,744,994
Net income (loss)					271,137			(2,354)	268,783
Other comprehensive loss							(41,775)	(108)	(41,883)
Dividends (including dividend equivalents):
Common Stock, $0.773 per share					(114,594)				(114,594)
Class B Common Stock, $0.702 per share					(42,551)				(42,551)
Stock-based compensation				12,568					12,568
Exercise of stock options and incentive-based transactions				(1,648)		18,048			16,400
Repurchase of common stock						(169,176)			(169,176)
Balance, March 29, 2020	$—	$160,939	$60,614	$1,153,130	$1,404,453	$(742,164)	$(365,741)	$3,310	$1,674,541

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					304,358			(477)	303,881
Other comprehensive income							8,260	555	8,815
Dividends (including dividend equivalents):
Common Stock, $0.722 per share					(107,288)				(107,288)
Class B Common Stock, $0.656 per share					(39,763)				(39,763)
Stock-based compensation				10,463					10,463
Exercise of stock options and incentive-based transactions				3,513		31,060			34,573
Repurchase of common stock						(198,500)			(198,500)
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, March 31, 2019	$—	$299,287	$60,614	$996,181	$7,193,240	$(6,786,065)	$(348,520)	$8,623	$1,423,360

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q1 2020 Form 10-Q | Page 7

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
Operating results for the quarter ended March 29, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters. Additionally, based on the duration and severity of the novel coronavirus ("COVID-19") pandemic, including but not limited to stock market volatility, supply chain disruptions, reduced or eliminated food services, reduced travel, the closure of retailing establishments and the cancellation of major sporting and entertainment events, we are uncertain of the ultimate impact COVID-19 could have on our business.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We elected to early adopt the provisions of this ASU in the fourth quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. The amendments in this ASU should be applied on a modified retrospective basis to all periods presented. We adopted the provisions of this ASU in the first quarter of 2020. Adoption of the new standard did not have a material impact on our consolidated financial statements.

The Hershey Company | Q1 2020 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying or adding certain disclosures. ASU 2018-13 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. We adopted the provisions of this ASU in the first quarter of 2020. Adoption of the new standard did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the provisions of this ASU in the first quarter of 2020 on a prospective basis. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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

The Hershey Company | Q1 2020 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The acquisition has been accounted for as a purchase and, accordingly, ONE Brands' results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Final Allocation
Goodwill	$179,240	$825	$180,065
Other intangible assets	206,800	—	206,800
Other assets acquired, primarily current assets	25,926	(491)	25,435
Other liabilities assumed, primarily current liabilities	(9,806)	(334)	(10,140)
Net assets acquired	$402,160	$—	$402,160

(1)	As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The purchase price allocation presented above has been finalized as of the end of the first quarter of 2020. The measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired and liabilities assumed.

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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended March 29, 2020 are as follows:

	North America	International and Other	Total
Balance at December 31, 2019	1,967,466	18,489	1,985,955
Measurement period adjustments (see Note 2)	825	—	825
Foreign currency translation	(7,684)	(2,397)	(10,081)
Balance at March 29, 2020	$1,960,607	$16,092	$1,976,699

The Hershey Company | Q1 2020 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	March 29, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,208,653	$(80,475)	$1,212,172	$(73,262)
Customer-related	204,588	(41,845)	207,749	(40,544)
Patents	16,132	(15,999)	16,711	(16,525)
Total	1,429,373	(138,319)	1,436,632	(130,331)

Intangible assets not subject to amortization:
Trademarks	33,743		34,865
Total other intangible assets	$1,324,797		$1,341,166

Total amortization expense for the three months ended March 29, 2020 and March 31, 2019 was $11,640 and $12,238, respectively.
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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of March 29, 2020, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2019Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	March 29, 2020	December 31, 2019
Short-term foreign bank borrowings against lines of credit	$37,263	$32,282
U.S. commercial paper	800,358	—
Total short-term debt	$837,621	$32,282
Weighted average interest rate on outstanding commercial paper	1.4%	N/A

The Hershey Company | Q1 2020 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	March 29, 2020	December 31, 2019
2.90% Notes	May 15, 2020	$350,000	$350,000
4.125% Notes	December 1, 2020	350,000	350,000
8.8% Debentures	February 15, 2021	84,715	84,715
3.10% Notes	May 15, 2021	350,000	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
3.20% Notes	August 21, 2025	300,000	300,000
2.30% Notes	August 15, 2026	500,000	500,000
7.2% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
Finance lease obligations (see Note 7)		81,094	79,643
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(17,231)	(23,794)
Total long-term debt		4,242,217	4,234,203
Less—current portion		788,692	703,390
Long-term portion		$3,453,525	$3,530,813

Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	March 29, 2020	March 31, 2019
Interest expense	$39,256	$40,663
Capitalized interest	(1,417)	(1,257)
Interest expense	37,839	39,406
Interest income	(1,584)	(1,948)
Interest expense, net	$36,255	$37,458

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

The Hershey Company | Q1 2020 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $844,416 as of March 29, 2020 and $589,662 as of December 31, 2019.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real and Malaysian ringgit. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $54,992 at March 29, 2020 and $65,826 at December 31, 2019. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $45,755 at March 29, 2020 and $50,831 at December 31, 2019. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at March 29, 2020 and December 31, 2019.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at March 29, 2020 and December 31, 2019 was $28,600 and $28,187, respectively.

The Hershey Company | Q1 2020 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of March 29, 2020 and December 31, 2019:

	March 29, 2020		December 31, 2019
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$5,613	$1,029	$1,235	$1,779

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	6,182	—	555	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	2,862	7,743	9,080	626
Deferred compensation derivatives	—	5,759	2,557	—
Foreign exchange contracts	—	1,855	1,496	—
	2,862	15,357	13,133	626
Total	$14,657	$16,386	$14,923	$2,405

(1)
Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.

(2)
As of March 29, 2020, amounts reflected on a net basis in assets were assets of $126,740 and liabilities of $126,072, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2019 were assets of $46,075 and liabilities of $37,606. At March 29, 2020 and December 31, 2019, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended March 29, 2020 and March 31, 2019 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2020	2019	2020	2019	2020	2019
Commodities futures and options	$(77,092)	$(26,641)	$—	$—	$—	$—
Foreign exchange contracts	(3,322)	215	5,381	(789)	253	931
Interest rate swap agreements	—	—	—	—	(2,344)	(2,369)
Deferred compensation derivatives	(5,759)	3,043	—	—	—	—
Total	$(86,173)	$(23,383)	$5,381	$(789)	$(2,091)	$(1,438)

(a)
Gains (losses) recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.

The Hershey Company | Q1 2020 Form 10-Q | Page 14

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

The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $4,789 as of March 29, 2020. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of March 29, 2020 and December 31, 2019.

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset/(Liability)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
	March 29, 2020	December 31, 2019	March 29, 2020	December 31, 2019
Long-term debt	$(343,818)	$(349,445)	$6,182	$555

For the three months ended March 29, 2020 and March 31, 2019, we recognized a net pretax benefit to interest expense of $151 and net incremental interest expense of $630, respectively, relating to our fixed-to-floating interest swap arrangements.
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

The Hershey Company | Q1 2020 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of March 29, 2020 and December 31, 2019:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
March 29, 2020:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$5,613	$—	$5,613
Interest rate swap agreements (2)	—	6,182	—	6,182
Commodities futures and options (4)	2,862	—	—	2,862
Liabilities:
Foreign exchange contracts (1)	—	2,884	—	2,884
Deferred compensation derivatives (3)	—	5,759	—	5,759
Commodities futures and options (4)	7,743	—	—	7,743
December 31, 2019:
Assets:
Foreign exchange contracts (1)	$—	$2,731	$—	$2,731
Interest rate swap agreements (2)	—	555	—	555
Deferred compensation derivatives (3)	—	2,557	—	2,557
Commodities futures and options (4)	9,080	—	—	9,080
Liabilities:
Foreign exchange contracts (1)	—	1,779	—	1,779
Commodities futures and options (4)	626	—	—	626

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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of March 29, 2020 and December 31, 2019 because of the relatively short maturity of these instruments.

The Hershey Company | Q1 2020 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	March 29, 2020	December 31, 2019	March 29, 2020	December 31, 2019
Current portion of long-term debt	$796,500	$712,863	$788,692	$703,390
Long-term debt	3,498,522	3,656,540	3,453,525	3,530,813
Total	$4,295,022	$4,369,403	$4,242,217	$4,234,203

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2020 Activity
During 2020, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

2020
Adjustment to disposal group (1)	$4,600
Other asset write-down (2)	2,943
Long-lived asset impairment charges	$7,543

(1)
In connection with our disposal group classified as held for sale, as discussed in Note 8, during 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed during 2020.

(2)	In connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.

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

The Hershey Company | Q1 2020 Form 10-Q | Page 17

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
The components of lease expense were as follows:

		Three Months Ended
Lease expense	Classification	March 29, 2020	March 31, 2019
Operating lease cost	Cost of sales or SM&A (1)	$10,544	$10,214
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,030	1,934
Interest on lease liabilities	Interest expense, net	1,122	1,101
Net lease cost (2)		$13,696	$13,249

(1)	Supply chain-related amounts were included in cost of sales.

(2)	Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	March 29, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	13.6	14.3
Finance leases	30.2	31.4

Weighted-average discount rate
Operating leases	3.8%	3.8%
Finance leases	5.9%	6.0%

The Hershey Company | Q1 2020 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	March 29, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets (non-current)	219,286	220,678

Finance lease ROU assets, at cost	Property, plant and equipment, gross	101,697	101,142
Accumulated amortization	Accumulated depreciation	(4,914)	(7,225)
Finance lease ROU assets, net	Property, plant and equipment, net	96,783	93,917

Total leased assets		316,069	314,595

Liabilities
Current
Operating	Accrued liabilities	27,810	29,209
Finance	Current portion of long-term debt	4,634	4,079
Non-current
Operating	Other long-term liabilities	183,335	184,163
Finance	Long-term debt	76,460	75,564
Total lease liabilities		292,239	293,015

The maturity of our lease liabilities as of March 29, 2020 were as follows:

	Operating leases	Finance leases	Total
2020 (rest of year)	26,486	6,332	32,818
2021	32,970	7,834	40,804
2022	19,246	6,253	25,499
2023	14,155	4,603	18,758
2024	13,457	4,564	18,021
Thereafter	172,705	164,885	337,590
Total lease payments	279,019	194,471	473,490
Less: Imputed interest	67,874	113,377	181,251
Total lease liabilities	211,145	81,094	292,239

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	11,356	9,524
Operating cash flows from finance leases	1,123	1,101
Financing cash flows from finance leases	1,086	994

ROU assets obtained in exchange for lease liabilities:
Operating leases	8,733	717
Finance leases	1,914	3,172

The Hershey Company | Q1 2020 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

8. ASSETS AND LIABILITIES HELD FOR SALE
As of March 29, 2020, the following disposal group has been classified as held for sale and stated at the lower of net book value or estimated sales value less costs to sell:

•
The Lotte Shanghai Foods Co., Ltd. ("LSFC") joint venture and other select assets, which were taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, and expect the sale of the remaining business to be completed during 2020.

The amounts classified as assets and liabilities held for sale at March 29, 2020 are not significant.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Selling, marketing and administrative expense	$—	$422
Business realignment costs	895	62
Costs associated with business realignment activities	$895	$484

Costs recorded by program during the three months ended March 29, 2020 and March 31, 2019 related to these activities were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Margin for Growth Program:
Severance	$757	$—
Other program costs	138	484
Total	$895	$484

The following table presents the liability activity for costs qualifying as exit and disposal costs for the three months ended March 29, 2020:

Total
Liability balance at December 31, 2019	$9,118
2020 business realignment charges (1)	895
Cash payments	(3,026)
Liability balance at March 29, 2020 (reported within accrued liabilities)	$6,987

(1)	The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
The costs and related benefits of the Margin for Growth Program relate approximately 63% to the North America segment and 37% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.

The Hershey Company | Q1 2020 Form 10-Q | Page 20

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
We originally estimated that the Margin for Growth Program would result in total pre-tax charges of $375,000 to $425,000, to be incurred from 2017 to 2019. The majority of the initiatives relating to the program have been executed, with the final initiatives to be completed over the next several months. To date, we have incurred pre-tax charges to execute the program totaling $346,429. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business in 2017, as well as the $16,300 incremental impairment charge resulting from the sale of Shanghai Golden Monkey. In addition to the impairment charges, we have incurred employee separation costs of $53,867 and other business realignment costs of $67,550. We expect the remaining spending on this program to be minimal and completed in the first half of 2020. The cash portion of the total program charges is estimated to be $106,000. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
For the three months ended March 29, 2020 and March 31, 2019, we recognized total costs associated with the Margin for Growth Program of $895 and $484, respectively. These charges include employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing the global supply chain. In addition, we incurred other program costs, which relate primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
10. INCOME TAXES
The majority of our taxable income is generated in the U.S. and taxed at the U.S. statutory rate of 21%. The effective tax rates for the three months ended March 29, 2020 and March 31, 2019 were 19.8% and 23.2%, respectively. Relative to the statutory rate, the 2020 effective tax rate was impacted by investment tax credits and the benefit of ASU 2016-09 for accounting of employee share-based payment, partially offset by state taxes.
Hershey and its subsidiaries file tax returns in the U.S., including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway, including multi-year audits at various stages of review in Malaysia, Mexico and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $7,447 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

The Hershey Company | Q1 2020 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended March 29, 2020 and March 31, 2019 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service cost	$5,432	$5,207	$39	$38
Interest cost	6,990	9,156	1,507	1,959
Expected return on plan assets	(13,168)	(13,496)	—	—
Amortization of prior service (credit) cost	(1,827)	(1,809)	75	203
Amortization of net loss (gain)	6,582	8,420	(10)	(96)
Total net periodic benefit cost	$4,009	$7,478	$1,611	$2,104

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

We made contributions of $757 and $3,352 to the pension plans and other benefits plans, respectively, during the first quarter of 2020. In the first quarter of 2019, we made contributions of $898 and $3,763 to our pension plans and other benefit plans, respectively. The contributions in 2020 and 2019 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
12. STOCK COMPENSATION PLANS
We have various stock-based compensation programs under which awards, including stock options, performance stock units (“PSUs”) and performance stock, stock appreciation rights, restricted stock units (“RSUs”) and restricted stock may be granted to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent. These programs and the accounting treatment related thereto are described in Note 10 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Pre-tax compensation expense	$12,575	$10,556
Related income tax benefit	2,402	2,322

Compensation costs for stock compensation plans are primarily included in selling, marketing and administrative expense. As of March 29, 2020, total stock-based compensation cost related to non-vested awards not yet recognized was $84,908 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.

The Hershey Company | Q1 2020 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Stock Options
A summary of activity relating to grants of stock options for the year ended March 29, 2020 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	2,420,461	$97.80	5.7 years
Granted	15,260	$157.32
Exercised	(312,392)	$90.93
Forfeited	(35,127)	$102.40
Outstanding as of March 29, 2020	2,088,202	$99.18	5.3 years	$66,511
Options exercisable as of March 29, 2020	1,608,905	$97.68	4.6 years	$53,349

The weighted-average fair value of options granted was $21.31 and $15.25 per share for the periods ended March 29, 2020 and March 31, 2019, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	March 29, 2020	March 31, 2019
Dividend yields	2.1%	2.7%
Expected volatility	17.5%	17.0%
Risk-free interest rates	1.3%	2.5%
Expected term in years	6.7	6.5

The total intrinsic value of options exercised was $20,740 and $17,598 for the periods ended March 29, 2020 and March 31, 2019, respectively.
Performance Stock Units and Restricted Stock Units
A summary of activity relating to grants of PSUs and RSUs for the period ended March 29, 2020 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,089,916	$112.52
Granted	307,193	$168.99
Performance assumption change (1)	(13,849)	$111.78
Vested	(258,859)	$109.40
Forfeited	(80,121)	$111.17
Outstanding as of March 29, 2020	1,044,280	$131.49

(1)	Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

The Hershey Company | Q1 2020 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Three Months Ended
	March 29, 2020	March 31, 2019
Units granted	307,193	433,109
Weighted-average fair value at date of grant	$168.99	$113.65
Monte Carlo simulation assumptions:
Estimated values	$80.08	$48.40
Dividend yields	2.0%	2.6%
Expected volatility	17.3%	20.3%

The fair value of shares vested totaled $39,405 and $36,003 for the periods ended March 29, 2020 and March 31, 2019, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 298,899 units as of March 29, 2020. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is primarily organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 91% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.

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

The Hershey Company | Q1 2020 Form 10-Q | Page 24

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
Our segment net sales and earnings were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Net sales:
North America	$1,844,821	$1,806,958
International and Other	192,496	209,530
Total	$2,037,317	$2,016,488

Segment income:
North America	$581,555	$564,761
International and Other	16,004	20,243
Total segment income	597,559	585,004
Unallocated corporate expense (1)	124,567	117,684
Unallocated mark-to-market losses on commodity derivatives	81,754	27,967
Long-lived asset impairment charges (see Note 6)	7,543	—
Costs associated with business realignment activities (see Note 9)	895	484
Operating profit	382,800	438,869
Interest expense, net (see Note 4)	36,255	37,458
Other (income) expense, net (see Note 18)	11,533	5,477
Income before income taxes	$335,012	$395,934

(1)
Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition-related costs, and (e) other gains or losses that are not integral to segment performance.

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Net losses on mark-to-market valuation of commodity derivative positions recognized in income	$77,092	$26,641
Net gains on commodity derivative positions reclassified from unallocated to segment income	4,662	1,326
Net losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$81,754	$27,967

As of March 29, 2020, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $12,788. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $1,644 to segment operating results in the next twelve months.

The Hershey Company | Q1 2020 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
North America	$53,702	$53,945
International and Other	7,209	7,350
Corporate	9,713	11,034
Total	$70,624	$72,329

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended March 29, 2020
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	951,138	$150,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	150,000	19,176
Total share repurchases	1,101,138	169,176
Shares issued for stock options and incentive compensation	(433,735)	(18,048)
Net change	667,403	$151,128

In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of March 29, 2020, $260,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST
Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in LSFC, a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners.
A roll-forward showing the 2020 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2019	$5,772
Net loss attributable to noncontrolling interest	(2,354)
Other comprehensive loss - foreign currency translation adjustments	(108)
Balance, March 29, 2020	$3,310
The 2020 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 9).

The Hershey Company | Q1 2020 Form 10-Q | Page 26

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	March 29, 2020		March 31, 2019
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$115,252	$42,551	$106,700	$39,763
Allocation of undistributed earnings	82,654	30,680	115,223	42,672
Total earnings—basic	$197,906	$73,231	$221,923	$82,435

Denominator (shares in thousands):
Total weighted-average shares—basic	148,298	60,614	148,709	60,614

Earnings Per Share—basic	$1.33	$1.21	$1.49	$1.36

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$197,906	$73,231	$221,923	$82,435
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	73,231	—	82,435	—
Reallocation of undistributed earnings	—	(185)	—	(209)
Total earnings—diluted	$271,137	$73,046	$304,358	$82,226

Denominator (shares in thousands):
Number of shares used in basic computation	148,298	60,614	148,709	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	719	—	582	—
Performance and restricted stock units	516	—	422	—
Total weighted-average shares—diluted	210,147	60,614	210,327	60,614

Earnings Per Share—diluted	$1.29	$1.21	$1.45	$1.36

The earnings per share calculations for the three months ended March 29, 2020 and March 31, 2019 excluded 15 and 1,476 stock options (in thousands), respectively, that would have been antidilutive.

The Hershey Company | Q1 2020 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Write-down of equity investments in partnerships qualifying for tax credits (see Note 10)	$11,103	$1,152
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	149	4,337
Other (income) expense, net	281	(12)
Total	$11,533	$5,477

The Hershey Company | Q1 2020 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	March 29, 2020	December 31, 2019
Inventories:
Raw materials	$324,674	$271,125
Goods in process	117,818	98,842
Finished goods	564,906	614,698
Inventories at FIFO	1,007,398	984,665
Adjustment to LIFO	(175,205)	(169,414)
Total inventories	$832,193	$815,251

Prepaid expenses and other:
Prepaid expenses	$48,725	$84,058
Other current assets	173,400	156,022
Total prepaid expenses and other	$222,125	$240,080

Property, plant and equipment:
Land	$106,329	$105,627
Buildings	1,294,121	1,298,985
Machinery and equipment	3,134,201	3,120,003
Construction in progress	214,005	209,788
Property, plant and equipment, gross	4,748,656	4,734,403
Accumulated depreciation	(2,598,439)	(2,581,264)
Property, plant and equipment, net	$2,150,217	$2,153,139

Other assets:
Capitalized software, net	$162,974	$153,842
Operating lease ROU assets	219,286	220,678
Other non-current assets	141,653	137,480
Total other assets	$523,913	$512,000

Accrued liabilities:
Payroll, compensation and benefits	$128,442	$230,518
Advertising, promotion and product allowances	332,681	279,440
Operating lease liabilities	27,810	29,209
Other	184,352	163,205
Total accrued liabilities	$673,285	$702,372

Other long-term liabilities:
Post-retirement benefits liabilities	$208,640	$211,206
Pension benefits liabilities	56,517	58,773
Operating lease liabilities	183,335	184,163
Other	189,041	201,635
Total other long-term liabilities	$637,533	$655,777

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(134,940)	$(83,704)
Pension and post-retirement benefit plans, net of tax	(184,980)	(189,187)
Cash flow hedges, net of tax	(45,821)	(51,075)
Total accumulated other comprehensive loss	$(365,741)	$(323,966)

The Hershey Company | Q1 2020 Form 10-Q | Page 29

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2019 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:

•	Overview

•	Trends Affecting Our Business

•	Consolidated Results of Operations

•	Segment Results

•	Liquidity and Capital Resources

•	Safe Harbor Statement
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
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; snack items, such as ready-to-eat popcorn, baked and trans free snacks, spreads, meat snacks, bars and snack bites and mixes, protein bars and cookies; and pantry items such as baking ingredients, toppings and beverages.
TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. COVID-19 was first detected in Wuhan City, Hubei Province, China and continued to spread, significantly impacting various markets around the world, including the United States. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19, including reduced or eliminated food services, reduced travel, the closure of retailing establishments, the cancellation of major sporting and entertainment events, the promotion of social distancing and the adoption of remote working policies.
Local, state and national governments continue to emphasize the importance of food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. Employee safety is our first priority, and as a result, we put preparedness plans in place at our manufacturing facilities. We have adjusted shift schedules, enforced social distancing, increased sanitation and adjusted time and attendance policies for worker absenteeism. Our sales teams continue to support community food supplies, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures. Additionally, the Company temporarily closed all Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore.
We have implemented other contingency plans, with office-based employees working remotely where possible. We have crisis management teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions as deemed necessary. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with all of our business units, contract manufacturers, distributors, contractors and other external business partners.

The Hershey Company | Q1 2020 Form 10-Q | Page 30

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. This includes limiting discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic. We plan to move forward with our new global enterprise resource planning (“ERP”) system implementation and supply chain capacity projects, as these investments are of strategic importance to our long-term growth. However, we did selectively pause certain aspects of the ERP system implementation due to resource constraints and challenges associated with the critical design phase during these uncertain times. We expect this to delay our overall ERP implementation by approximately one year.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended March 29, 2020. We continue to monitor any effects that may result from the CARES Act.
Further, the overall impact of COVID-19 on our consolidated results of operations for the three months ended March 29, 2020 was not material and primarily limited to our International and Other segment (see Segment Results included in this MD&A). However, the impact that COVID-19 will have on our consolidated results of operations throughout 2020 remains uncertain. We expect a decrease in our food service and world travel retail businesses as a result of known shelter-in-place restrictions. Based on the length and severity of COVID-19, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended		Percent
	March 29, 2020	March 31, 2019	Change
In millions of dollars except per share amounts
Net Sales	$2,037.3	$2,016.5	1.0%
Cost of Sales	1,170.7	1,124.0	4.2%
Gross Profit	866.6	892.5	(2.9)%
Gross Margin	42.5%	44.3%
SM&A Expense	475.4	453.5	4.8%
SM&A Expense as a percent of net sales	23.3%	22.5%
Long-Lived Asset Impairment Charges	7.5	—	NM
Business Realignment Costs	0.9	0.1	NM
Operating Profit	382.8	438.9	(12.8)%
Operating Profit Margin	18.8%	21.8%
Interest Expense, Net	36.3	37.5	(3.2)%
Other (Income) Expense, Net	11.5	5.5	110.6%
Provision for Income Taxes	66.2	92.0	(28.1)%
Effective Income Tax Rate	19.8%	23.2%
Net Income Including Noncontrolling Interest	268.8	303.9	(11.5)%
Less: Net Loss Attributable to Noncontrolling Interest	(2.3)	(0.5)	393.5%
Net Income Attributable to The Hershey Company	$271.1	$304.4	(10.9)%
Net Income Per Share—Diluted	$1.29	$1.45	(11.0)%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful

The Hershey Company | Q1 2020 Form 10-Q | Page 31

Net Sales
Net sales increased 1.0% in the first quarter of 2020 compared to the same period of 2019, reflecting a favorable price realization of 2.8% due to higher prices on certain products and a 0.8% benefit from the September 2019 acquisition of ONE Brands, LLC ("ONE Brands"). These increases were partially offset by a volume decrease of 2.3%, which was primarily elasticity-driven due to the aforementioned price increase, a shorter Easter season in 2020 versus 2019 and a decline in select international markets, as well as an unfavorable impact from foreign currency exchange rates of 0.3%. Excluding foreign currency, our first quarter of 2020 net sales increased 1.3%.
Key U.S. Marketplace Metrics
For the first quarter of 2020, our total U.S. retail takeaway increased 5.0% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 4.9%, resulting in a CMG market share gain of approximately 76 basis points.
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
Cost of Sales and Gross Margin
Cost of sales increased 4.2% in the first quarter of 2020 compared to the same period of 2019. The increase was driven by an incremental $50.4 million of mark-to-market losses on our commodity derivative instruments. These derivative instruments are intended to economically hedge future years' commodity purchases, however, were significantly impacted by financial market volatility during March 2020 amid COVID-19 fears. Additionally, the increase in cost of sales was attributed to higher freight and logistics costs, and additional plant costs. These drivers were partially offset by favorable supply chain productivity.
Gross margin decreased by 180 basis points in in the first quarter of 2020 compared to the same period of 2019. The decrease was primarily due to unfavorable year-over-year mark-to-market impact from commodity derivative instruments, the higher freight and logistics costs and additional plant costs. These factors were partially offset by favorable price realization and supply chain productivity.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses increased $21.8 million or 4.8% in the first quarter of 2020. Total advertising and related consumer marketing expenses increased 4.5% driven by advertising increases in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 5.0% in the first quarter 2020 primarily due to compensation related expenses.
Long-Lived Asset Impairment Charges
During the first quarter of 2020, we recorded the following impairment charges:

Adjustment to disposal group (1)	$4.6
Other asset write-down (2)	2.9
Long-lived asset impairment charges	$7.5

(1)
In connection with our disposal group classified as held for sale, during 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed during 2020.

(2)	In connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.
There were no impairment charges during the first quarter of 2019.

The Hershey Company | Q1 2020 Form 10-Q | Page 32

Business Realignment Activities
In the first quarter of 2020 and 2019, we recorded business realignment costs of $0.8 million and $0.1 million, respectively. The costs related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 12.8% in the first quarter of 2020 compared to the same period of 2019 due primarily to lower gross profit, higher SM&A, and higher impairment charges, as noted above. Operating profit margin decreased to 18.8% in 2020 from 21.8% in 2019 driven by these same factors.
Interest Expense, Net
Net interest expense was $1.2 million lower in the first quarter of 2020 compared to the same period of 2019. The decrease was due to a lower average short-term commercial paper debt balances in 2020 verses 2019.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $11.5 million in the first quarter of 2020 versus expense of $5.5 million in the first quarter of 2019. The increase in the net expense was primarily due to higher write-downs on equity investments qualifying for federal historic and energy tax credits; partially offset by lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2020.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 19.8% for the first quarter of 2020 compared with 23.2% for the first quarter of 2019. Relative to the 21% statutory rate, the 2020 effective tax rate was impacted by investment tax credits and the benefit of ASU 2016-09 for accounting of employee share-based payment, partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $33.2 million, or 10.9%, while EPS-diluted decreased $0.16, or 11.0%, in the first quarter of 2020 compared to the same period of 2019. The decrease in both net income and EPS-diluted was driven primarily by lower gross profit, higher SM&A and higher impairment charges, partially offset by lower income taxes. Our 2020 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
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

The Hershey Company | Q1 2020 Form 10-Q | Page 33

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
In millions of dollars
Net Sales:
North America	$1,844.8	$1,807.0
International and Other	192.5	209.5
Total	$2,037.3	$2,016.5

Segment Income:
North America	$581.6	$564.8
International and Other	16.0	20.2
Total segment income	597.6	585.0
Unallocated corporate expense (1)	124.6	117.7
Unallocated mark-to-market losses on commodity derivatives (2)	81.8	28.0
Long-lived asset impairment charges	7.5	—
Costs associated with business realignment activities	0.9	0.5
Operating profit	382.8	438.8
Interest expense, net	36.3	37.4
Other (income) expense, net	11.5	5.5
Income before income taxes	$335.0	$395.9

(1)
Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition-related costs and (e) other gains or losses that are not integral to segment performance.

(2)
Net losses (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains). See Note 13 to the Unaudited Consolidated Financial Statements.

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 90.6% and 89.6% of our net sales for the three months ended March 29, 2020 and March 31, 2019, respectively. North America results for the three months ended March 29, 2020 and March 31, 2019 were as follows:

	Three Months Ended		Percent
	March 29, 2020	March 31, 2019	Change
In millions of dollars
Net sales	$1,844.8	$1,807.0	2.1%
Segment income	581.6	564.8	3.0%
Segment margin	31.5%	31.3%
Results of Operations - First Quarter 2020 vs. First Quarter 2019
Net sales of our North America segment increased $37.8 million or 2.1% in the first quarter of 2020 compared to the same period of 2019, reflecting a favorable price realization of 2.9% attributed to higher prices on certain products and a 0.9% benefit from the September 2019 acquisition of ONE Brands. These increases were partially offset by a volume decrease of 1.7%, which was primarily elasticity-driven due to the aforementioned price increases and a shorter Easter season in 2020 versus 2019. There was no foreign currency exchange rate impact during the period. Excluding the ONE Brands acquisition, our North America segment net sales increased 1.2%

The Hershey Company | Q1 2020 Form 10-Q | Page 34

Our North America segment income increased $16.8 million or 3.0% in the first quarter of 2020 compared to the same period of 2019, primarily due to favorable price realization, partially offset by higher supply chain-related costs and unfavorable commodity costs.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 9.4% and 10.4% of our net sales for the three months ended March 29, 2020 and March 31, 2019, respectively. International and Other results for the three months ended March 29, 2020 and March 31, 2019 were as follows:

	Three Months Ended		Percent
	March 29, 2020	March 31, 2019	Change
In millions of dollars
Net sales	$192.5	$209.5	(8.1)%
Segment income	16.0	20.2	(20.8)%
Segment margin	8.3%	9.6%
Results of Operations - First Quarter 2020 vs. First Quarter 2019
Net sales of our International and Other segment decreased $17.0 million or 8.1% in the first quarter of 2020 compared to the same period of 2019, reflecting a volume decrease of 7.2% and an unfavorable impact from foreign currency exchange rates of 2.3%, partially offset by a favorable price realization of 1.4%. Excluding the unfavorable foreign currency exchange rates, our International and Other segment net sales decreased 5.8%. The volume decrease was predominantly attributed to significant declines in our China business, as the Chinese government implemented a quarantine protocol for Wuhan and other major cities in its efforts to mitigate the spread of COVID-19 within the country. Other marketplaces such as India and AEMEA Markets also decreased 8.3% and 4.3%, respectively, due to volume, while Mexico and Brazil decreased 1.4% and 6.4%, respectively, due to an unfavorable impact from foreign currency exchange rates. The favorable net price realization was driven by decreased levels of trade promotional spending compared to the prior year.
Our International and Other segment also includes our licensing and world travel retail business. In March 2020, the Company temporarily closed all Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore. This temporary closure did not have a significant impact on our first quarter of 2020 results.
Our International and Other segment generated income of $16.0 million in the first quarter of 2020 compared to $20.2 million in the first quarter of 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption, particularly in China.
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
Unallocated corporate expense totaled $124.6 million in the first quarter of 2020 as compared to $117.7 million in the first quarter of 2019 primarily driven by compensation related expenses.

The Hershey Company | Q1 2020 Form 10-Q | Page 35

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
At March 29, 2020, our cash and cash equivalents totaled $1.1 billion. At December 31, 2019, our cash and cash equivalents totaled $493.3 million. Our cash and cash equivalents during the first three months of 2020 increased $601.5 million compared to the 2019 year-end balance as a result of the net sources of cash outlined in the following discussion.
Approximately 25% of the balance of our cash and cash equivalents at March 29, 2020 was held by subsidiaries domiciled outside of the United States. The Company recognized the one-time U.S. repatriation tax due under U.S. tax reform and, as a result, repatriation of these amounts would not be subject to additional U.S. federal income tax but would be subject to applicable withholding taxes in the relevant jurisdiction. Our intent is to reinvest funds earned outside of the United States to finance foreign operations and investments, and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	March 29, 2020	March 31, 2019
Net cash provided by (used in):
Operating activities	$246.1	$329.9
Investing activities	(110.7)	(111.6)
Financing activities	495.6	(341.1)
Effect of exchange rate changes on cash and cash equivalents	(18.7)	0.8
Less: Cash classified as assets held for sale (see Note 8)	(10.8)	—
Increase (decrease) in cash and cash equivalents	$601.5	$(122.0)
Operating activities
We generated cash of $246.1 million for operating activities in the first three months of 2020, a decrease of $83.8 million compared to $329.9 million in the same period of 2019. This decrease in net cash provided by operating activities was mainly driven by the following factors:

•
Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, write-down of equity investments and other charges) resulted in $18.7 million of lower cash flow in 2020 relative to 2019.

•
Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities), consumed cash of $180.4 million in 2020 and $109.2 million in 2019. This $71.2 million fluctuation was mainly driven by the following factors:

◦
$53.1 million increase in cash used by accounts receivable, primarily driven by an increase in sales of U.S. seasonal products, resulting in a higher investment in accounts receivable at the end of of the first quarter of 2020 compared to the same period of 2019.

◦	$21.5 million increase in cash used by inventories, due to a higher year-over-year build up of inventories to satisfy upcoming demand levels and seasonal core product requirements.

The Hershey Company | Q1 2020 Form 10-Q | Page 36

Investing activities
We used cash of $110.7 million for investing activities in the first three months of 2020, a decrease of $0.9 million compared to $111.6 million in the same period of 2019. This decrease in net cash used in investing activities was mainly driven by the following factors:

•
Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $99.2 million in the first three months of 2020 compared to $92.8 million in the same period of 2019. For full year 2020, we now expect capital expenditures, including capitalized software, to approximate $400 million to $450 million, a reduction from our previously announced range of $475 million to $525 million, as we evaluate and re-prioritize our capital projects amid the COVID-19 pandemic.

•
Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $11.5 million in the first three months of 2020, compared to $18.9 million in the same period of 2019.

Financing activities
We generated cash of $495.6 million for financing activities in the first three months of 2020, an increase of $836.7 million compared to cash used of $341.1 million in the same period of 2019. This increase in net cash provided by financing activities was mainly driven by the following factors:

•
Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2020, we generated cash flow of $807.3 million predominantly through the issuance of short-term commercial paper, as well as a minor increase in short-term foreign bank borrowings. During the first three months of 2019, we had a net reduction in short-term borrowings of $29.0 million primarily due to repayments on commercial paper, partially offset by increases in short-term foreign bank borrowings.

•	Long-term debt borrowings and repayments. During the first three months of 2020 and 2019, our long-term debt borrowings and repayments activity were minimal.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $157.8 million during the first three months of 2020, an increase of $11.3 million compared to $146.5 million in the same period of 2019. Details regarding our 2020 cash dividends paid to shareholders are as follows:

Quarter Ended
In millions of dollars except per share amounts	March 29, 2020
Dividends paid per share – Common stock	$0.773
Dividends paid per share – Class B common stock	$0.702
Total cash dividends paid	$157.8
Declaration date	January 28, 2020
Record date	February 21, 2020
Payment date	March 16, 2020

•
Share repurchases. We used cash for total share repurchases of $169.2 million and $198.5 million during the first three months of 2020 and 2019, respectively, pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs.

•
Proceeds from the exercise of stock options, including tax benefits. We received $16.4 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first three months of 2020, a decrease of $18.2 million compared to $34.6 million in the same period of 2019.

The Hershey Company | Q1 2020 Form 10-Q | Page 37

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.
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
The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:

•
Our Company’s reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which in turn could negatively impact our operating results;

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

The Hershey Company | Q1 2020 Form 10-Q | Page 38

•
Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as, the current COVID-19 global pandemic; and

•	Such other matters as discussed in our 2019 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, “Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total notional amount of interest rate swaps outstanding at March 29, 2020 and December 31, 2019 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at March 29, 2020 and December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of March 29, 2020 would have increased interest expense by approximately $0.9 million for the first three months of 2020 and $3.5 million for the full year 2019.
In addition, the total amount of short-term debt, net of cash, amounted to net cash positions of $257 million and $461 million, respectively, at March 29, 2020 and December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of March 29, 2020 would have increased interest expense by approximately $0.6 million for the first three months of 2020 and $4.3 million for the full year 2019.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at March 29, 2020 and December 31, 2019 by approximately $229 million and $246 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $19.2 million as of March 29, 2020 and $55.4 million as of December 31, 2019, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $844.4 million as of March 29, 2020 and $589.7 million as of December 31, 2019. At the end of the first quarter 2020, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $76.3 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2019 Annual Report on Form 10-K.

The Hershey Company | Q1 2020 Form 10-Q | Page 39

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2020.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Hershey Company | Q1 2020 Form 10-Q | Page 40

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K (the "2019 Form 10-K") and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our 2019 Form 10-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.
Supplemental Risk Factor

Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as, the current novel coronavirus ("COVID-19") global pandemic.

Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products at retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had an unfavorable impact on our operations as a result of COVID-19, include, but are not limited to:

•
Significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from one or more of our products, or pantry-loading activity; if prolonged, such impacts may further increase the difficulty of planning for operations and may negatively impact our results;

•	Significant reductions in the availability of one or more of our products as a result of retailers, common carriers or other shippers modifying restocking, fulfillment and shipping practices;

•
The inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or finished product components, transportation resources, workforce availability, or other manufacturing and distribution capability;

•
The inability to effectively manage evolving health and welfare strategies, including but not limited to ongoing or not yet fully known costs related to operational adjustments to ensure continued employee and consumer safety and adherence to health guidelines as they are modified and supplemented;

•
An inability to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to the cancellation or postponement of major sporting and entertainment events, reduced in-store visits, travel restrictions and a shift in customer advertising priorities, among other things;

The Hershey Company | Q1 2020 Form 10-Q | Page 41

•
The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, distributors, contractors, commercial banks and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may negatively impact our operations; or

•
Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could negatively impact our results.

With respect to COVID-19, the situation remains dynamic and subject to rapid and possibly material change. The Company's efforts to manage and mitigate these factors may be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any disease outbreak, as well as third-party actions taken to contain its spread and mitigate public health effects.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended March 29, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 26	—	$—	—	$410,000
January 27 through February 23	455,000	$158.96	455,000	$337,671
February 23 through March 29	526,138	$155.08	496,138	$260,000
Total	981,138	$156.88	951,138
(1) During the three months ended March 29, 2020, 30,000 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of March 29, 2020, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

The Hershey Company | Q1 2020 Form 10-Q | Page 42

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

The Hershey Company | Q1 2020 Form 10-Q | Page 43

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 23, 2020	/s/ Steven E. Voskuil
Steven E. Voskuil
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

The Hershey Company | Q1 2020 Form 10-Q | Page 44