Form 10-Q
period 2020-06-28
HERSHEY CO
filed 2020-07-23
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020
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
Common Stock, one dollar par value—147,408,714 shares, as of July 17, 2020.
Class B Common Stock, one dollar par value—60,613,777 shares, as of July 17, 2020.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended June 28, 2020

The Hershey Company | Q2 2020 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales	$1,707,329	$1,767,217	$3,744,646	$3,783,705
Cost of sales	914,777	892,473	2,085,472	2,016,457
Gross profit	792,552	874,744	1,659,174	1,767,248
Selling, marketing and administrative expense	408,949	453,793	884,333	907,366
Long-lived asset impairment charges	1,600	4,741	9,143	4,741
Business realignment (benefits) costs	(1,370)	6,140	(475)	6,202
Operating profit	383,373	410,070	766,173	848,939
Interest expense, net	38,079	33,776	74,334	71,234
Other (income) expense, net	11,217	13,125	22,750	18,602
Income before income taxes	334,077	363,169	669,089	759,103
Provision for income taxes	66,035	49,898	132,264	141,951
Net income including noncontrolling interest	268,042	313,271	536,825	617,152
Less: Net (loss) income attributable to noncontrolling interest	(859)	431	(3,213)	(46)
Net income attributable to The Hershey Company	$268,901	$312,840	$540,038	$617,198

Net income per share—basic:
Common stock	$1.33	$1.54	$2.66	$3.03
Class B common stock	$1.21	$1.39	$2.41	$2.75

Net income per share—diluted:
Common stock	$1.29	$1.48	$2.58	$2.93
Class B common stock	$1.20	$1.38	$2.41	$2.74

Dividends paid per share:
Common stock	$0.773	$0.722	$1.546	$1.444
Class B common stock	$0.702	$0.656	$1.404	$1.312

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the three months ended						For the six months ended
	June 28, 2020			June 30, 2019			June 28, 2020			June 30, 2019
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$268,042			$313,271			$536,825			$617,152
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$3,052	$—	3,052	$7,651	$—	7,651	$(48,292)	$—	(48,292)	$11,079	$—	11,079
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and prior service cost	(16,685)	3,954	(12,731)	—	—	—	(16,685)	3,954	(12,731)	—	—	—
Reclassification to earnings	8,542	(2,183)	6,359	6,720	(1,773)	4,947	13,297	(2,731)	10,566	13,438	(3,580)	9,858
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	675	838	1,513	(2,547)	1,130	(1,417)	6,056	(268)	5,788	(3,336)	1,848	(1,488)
Reclassification to earnings	1,205	(817)	388	1,395	(885)	510	3,297	(1,930)	1,367	2,833	(1,776)	1,057
Total other comprehensive (loss) income, net of tax	$(3,211)	$1,792	(1,419)	$13,219	$(1,528)	11,691	$(42,327)	$(975)	(43,302)	$24,014	$(3,508)	20,506
Total comprehensive income including noncontrolling interest			$266,623			$324,962			$493,523			$637,658
Comprehensive (loss) income attributable to noncontrolling interest			(826)			338			(3,288)			416
Comprehensive income attributable to The Hershey Company			$267,449			$324,624			$496,811			$637,242

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 28, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,165,331	$493,262
Accounts receivable—trade, net	540,398	568,509
Inventories	999,380	815,251
Prepaid expenses and other	197,835	240,080
Total current assets	2,902,944	2,117,102
Property, plant and equipment, net	2,165,346	2,153,139
Goodwill	1,979,002	1,985,955
Other intangibles	1,314,332	1,341,166
Other assets	524,687	512,000
Deferred income taxes	24,760	31,033
Total assets	$8,911,071	$8,140,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$530,042	$550,828
Accrued liabilities	643,938	702,372
Accrued income taxes	54,091	19,921
Short-term debt	198,299	32,282
Current portion of long-term debt	788,448	703,390
Total current liabilities	2,214,818	2,008,793
Long-term debt	4,091,211	3,530,813
Other long-term liabilities	643,847	655,777
Deferred income taxes	205,106	200,018
Total liabilities	7,154,982	6,395,401

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2020 and 2019	—	—
Common stock, shares issued: 160,939,248 at June 28, 2020 and December 31, 2019	160,939	160,939
Class B common stock, shares issued: 60,613,777 at June 28, 2020 and December 31, 2019	60,614	60,614
Additional paid-in capital	1,161,878	1,142,210
Retained earnings	1,516,543	1,290,461
Treasury—common stock shares, at cost: 13,570,656 at June 28, 2020 and 12,723,592 at December 31, 2019	(779,176)	(591,036)
Accumulated other comprehensive loss	(367,193)	(323,966)
Total—The Hershey Company stockholders’ equity	1,753,605	1,739,222
Noncontrolling interest in subsidiary	2,484	5,772
Total stockholders’ equity	1,756,089	1,744,994
Total liabilities and stockholders’ equity	$8,911,071	$8,140,395

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28, 2020	June 30, 2019
Operating Activities
Net income including noncontrolling interest	$536,825	$617,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,524	144,346
Stock-based compensation expense	25,490	23,712
Deferred income taxes	3,309	8,783
Impairment of long-lived assets (see Note 6)	9,143	4,741
Write-down of equity investments	18,550	9,785
Other	27,311	24,117
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	11,794	55,399
Inventories	(194,396)	(173,074)
Prepaid expenses and other current assets	15,730	18,175
Accounts payable and accrued liabilities	(19,304)	(33,797)
Accrued income taxes	65,169	(15,499)
Contributions to pension and other benefit plans	(8,333)	(8,919)
Other assets and liabilities	(19,765)	4,407
Net cash provided by operating activities	614,047	679,328
Investing Activities
Capital additions (including software)	(185,784)	(176,270)
Equity investments in tax credit qualifying partnerships	(26,392)	(30,270)
Other investing activities	2,374	154
Net cash used in investing activities	(209,802)	(206,386)
Financing Activities
Net increase (decrease) in short-term debt	166,017	(311,183)
Long-term borrowings, net of debt issuance costs	989,876	5,020
Repayment of long-term debt and finance leases	(352,104)	(4,054)
Cash dividends paid	(314,279)	(295,483)
Repurchase of common stock	(211,196)	(254,429)
Exercise of stock options	17,544	161,399
Net cash provided by (used in) financing activities	295,858	(698,730)
Effect of exchange rate changes on cash and cash equivalents	(17,351)	3,753
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	682,752	(222,035)
Less: Increase in cash and cash equivalents classified as held for sale (see Note 8)	(10,683)	—
Net increase (decrease) in cash and cash equivalents	672,069	(222,035)
Cash and cash equivalents, beginning of period	493,262	587,998
Cash and cash equivalents, end of period	$1,165,331	$365,963
Supplemental Disclosure
Interest paid	$74,944	$72,167
Income taxes paid	71,633	136,922

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended June 28, 2020 and June 30, 2019
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, March 29, 2020	—	160,939	60,614	1,153,130	1,404,453	(742,164)	(365,741)	3,310	1,674,541
Net income (loss)					268,901			(859)	268,042
Other comprehensive (loss) income							(1,452)	33	(1,419)
Dividends (including dividend equivalents):
Common Stock, $0.773 per share					(114,260)				(114,260)
Class B Common Stock, $0.702 per share					(42,551)				(42,551)
Stock-based compensation				12,612					12,612
Exercise of stock options and incentive-based transactions				(3,864)		5,008			1,144
Repurchase of common stock						(42,020)			(42,020)
Balance, June 28, 2020	$—	$160,939	$60,614	$1,161,878	$1,516,543	$(779,176)	$(367,193)	$2,484	$1,756,089

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, March 31, 2019	—	299,287	60,614	996,181	7,193,240	(6,786,065)	(348,520)	8,623	1,423,360
Net income					312,840			431	313,271
Other comprehensive income (loss)							11,784	(93)	11,691
Dividends (including dividend equivalents):
Common Stock, $0.722 per share					(108,041)				(108,041)
Class B Common Stock, $0.656 per share					(39,762)				(39,762)
Stock-based compensation				12,665					12,665
Exercise of stock options and incentive-based transactions				66,341		60,485			126,826
Repurchase of common stock						(55,929)			(55,929)
Balance, June 30, 2019	$—	$299,287	$60,614	$1,075,187	$7,358,277	$(6,781,509)	$(336,736)	$8,961	$1,684,081

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended June 28, 2020 and June 30, 2019
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2019	—	160,939	60,614	1,142,210	1,290,461	(591,036)	(323,966)	5,772	1,744,994
Net income (loss)					540,038			(3,213)	536,825
Other comprehensive loss							(43,227)	(75)	(43,302)
Dividends (including dividend equivalents):
Common Stock, $1.546 per share					(228,854)				(228,854)
Class B Common Stock, $1.404 per share					(85,102)				(85,102)
Stock-based compensation				25,180					25,180
Exercise of stock options and incentive-based transactions				(5,512)		23,056			17,544
Repurchase of common stock						(211,196)			(211,196)
Balance, June 28, 2020	$—	$160,939	$60,614	$1,161,878	$1,516,543	$(779,176)	$(367,193)	$2,484	$1,756,089

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					617,198			(46)	617,152
Other comprehensive income							20,044	462	20,506
Dividends (including dividend equivalents):
Common Stock, $1.444 per share					(215,329)				(215,329)
Class B Common Stock, $1.312 per share					(79,525)				(79,525)
Stock-based compensation				23,128					23,128
Exercise of stock options and incentive-based transactions				69,854		91,545			161,399
Repurchase of common stock						(254,429)			(254,429)
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, June 30, 2019	$—	$299,287	$60,614	$1,075,187	$7,358,277	$(6,781,509)	$(336,736)	$8,961	$1,684,081

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 7

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
Operating results for the quarter ended June 28, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
COVID-19
On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. To date, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
As a result of shelter-in-place restrictions that were implemented in late March and early April, as well as decreases in retail foot traffic and volatility in consumer shopping and consumption behavior across several areas of our portfolio, we experienced a reduction in our net sales and earnings per share during the second quarter of 2020. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments tests.
We evaluated our goodwill and indefinite-lived intangible assets and determined there were no interim triggering events as it was not more likely than not that the fair value of our reporting units would be less than their respective carrying amounts. Additionally, we evaluated our long-lived assets, including our property, plant and equipment, lease right-of-use assets and other intangible assets, noting no indicators of impairment.
In late May and early June, many state governments began a phased reopening of their economies. These phased approaches promote limited food service offerings, outdoor dining, increased travel and the reopening of retailing establishments while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks.
The impact that COVID-19 will have on our consolidated financial statements throughout 2020 remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal,

The Hershey Company | Q2 2020 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.
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

The Hershey Company | Q2 2020 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Entities may apply this ASU upon issuance through December 31, 2022 on a prospective basis. We are currently evaluating the impact of the new standard on our consolidated financial statements and related disclosures.
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.
2. BUSINESS ACQUISITION AND DIVESTITURES
2020 Activity
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc., and the Scharffen Berger and Dagoba brands, all of which were previously included within the North America segment results in our consolidated financial statements. Total proceeds from the divestitures and the impact on our Consolidated Statements of Income, both individually and on an aggregate basis, were immaterial.
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
(1)As reported in the Company's 2019 Annual Report on Form 10-K.

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

The Hershey Company | Q2 2020 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended June 28, 2020 are as follows:

	North America	International and Other	Total
Balance at December 31, 2019	$1,967,466	$18,489	$1,985,955
Measurement period adjustments (see Note 2)	825	—	825
Foreign currency translation	(5,496)	(2,282)	(7,778)
Balance at June 28, 2020	$1,962,795	$16,207	$1,979,002

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	June 28, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,207,594	$(86,910)	$1,212,172	$(73,262)
Customer-related	202,371	(42,670)	207,749	(40,544)
Patents	7,980	(7,885)	16,711	(16,525)
Total	1,417,945	(137,465)	1,436,632	(130,331)

Intangible assets not subject to amortization:
Trademarks	33,852		34,865
Total other intangible assets	$1,314,332		$1,341,166
Total amortization expense for the three months ended June 28, 2020 and June 30, 2019 was $11,580 and $12,672, respectively. Total amortization expense for the six months ended June 28, 2020 and June 30, 2019 was $23,220 and $24,910, respectively.

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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of June 28, 2020, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2019Annual Report on Form 10-K.

The Hershey Company | Q2 2020 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	June 28, 2020	December 31, 2019
Short-term foreign bank borrowings against lines of credit	$48,421	$32,282
U.S. commercial paper	149,878	—
Total short-term debt	$198,299	$32,282
Weighted average interest rate on outstanding commercial paper	0.4%	N/A

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	June 28, 2020	December 31, 2019
2.900% Notes (1)	May 15, 2020	$—	$350,000
4.125% Notes	December 1, 2020	350,000	350,000
8.800% Debentures	February 15, 2021	84,715	84,715
3.100% Notes	May 15, 2021	350,000	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes (2)	June 1, 2025	300,000	—
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes (2)	June 1, 2030	350,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes (2)	June 1, 2050	350,000	—
Finance lease obligations (see Note 7)		80,447	79,643
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(29,142)	(23,794)
Total long-term debt		4,879,659	4,234,203
Less—current portion		788,448	703,390
Long-term portion		$4,091,211	$3,530,813

The Hershey Company | Q2 2020 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(1)In May 2020, we repaid $350,000 of 2.900% Notes due upon their maturity.
(2)During the second quarter of 2020, we issued $300,000 of 0.900% Notes due in 2025, $350,000 of 1.700% Notes due in 2030 and $350,000 of 2.650% Notes due in 2050 (the "2020 Notes"). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989,876. The 2020 Notes were issued under a shelf registration statement on Form S-3 filed in May 2018 that registered an indeterminate amount of debt securities.
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Interest expense	$40,520	$39,192	$79,776	$79,855
Capitalized interest	(1,664)	(1,391)	(3,081)	(2,648)
Interest expense	38,856	37,801	76,695	77,207
Interest income	(777)	(4,025)	(2,361)	(5,973)
Interest expense, net	$38,079	$33,776	$74,334	$71,234

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $817,521 as of June 28, 2020 and $589,662 as of December 31, 2019.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real and Malaysian ringgit. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $84,383 at June 28, 2020 and $65,826 at December 31, 2019. The effective portion of the changes in fair value on these contracts is recorded in other

The Hershey Company | Q2 2020 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $42,057 at June 28, 2020 and $50,831 at December 31, 2019. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at June 28, 2020 and December 31, 2019.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at June 28, 2020 and December 31, 2019 was $22,995 and $28,187, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of June 28, 2020 and December 31, 2019:

	June 28, 2020		December 31, 2019
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$4,492	$370	$1,235	$1,779

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	2,829	—	555	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	—	23,840	9,080	626
Deferred compensation derivatives	4,626	—	2,557	—
Foreign exchange contracts	—	2,111	1,496	—
	4,626	25,951	13,133	626
Total	$11,947	$26,321	$14,923	$2,405

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.

The Hershey Company | Q2 2020 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(2)As of June 28, 2020, amounts reflected on a net basis in liabilities were assets of $95,969 and liabilities of $117,217, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2019 were assets of $46,075 and liabilities of $37,606. At June 28, 2020 and December 31, 2019, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended June 28, 2020 and June 30, 2019 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI into income (b)

	2020	2019	2020	2019	2020	2019
Commodities futures and options	$2,624	$55,531	$—	$—	$—	$—
Foreign exchange contracts	(554)	(526)	675	(2,547)	1,138	975
Interest rate swap agreements	—	—	—	—	(2,343)	(2,370)
Deferred compensation derivatives	4,626	(2,070)	—	—	—	—
Total	$6,696	$52,935	$675	$(2,547)	$(1,205)	$(1,395)

The effect of derivative instruments on the Consolidated Statements of Income for the six months ended June 28, 2020 and June 30, 2019 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI		Gains (losses) reclassified from accumulated OCI into income (b)

	2020	2019	2020	2019	2020	2019
Commodities futures and options	$(74,468)	$28,890	$—	$—	$—	$—
Foreign exchange contracts	(3,876)	(311)	6,056	(3,336)	1,390	1,906
Interest rate swap agreements	—	—	—	—	(4,687)	(4,739)
Deferred compensation derivatives	(1,133)	973	—	—	—	—
Total	$(79,477)	$29,552	$6,056	$(3,336)	$(3,297)	$(2,833)

(a)Gains (losses) recognized in income for non-designated commodities futures and options contracts were included in cost of sales. Gains (losses) recognized in income for non-designated foreign currency forward exchange contracts and deferred compensation derivatives were included in selling, marketing and administrative expenses.
(b)Gains (losses) reclassified from AOCI into income for foreign currency forward exchange contracts were included in selling, marketing and administrative expenses. Losses reclassified from AOCI into income for interest rate swap agreements were included in interest expense.
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $5,252 as of June 28, 2020. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of June 28, 2020 and December 31, 2019.

The Hershey Company | Q2 2020 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Asset/(Liability)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets/(Liabilities)
	June 28, 2020	December 31, 2019	June 28, 2020	December 31, 2019
Long-term debt	$(347,171)	$(349,445)	$2,829	$555
For the three months ended June 28, 2020 and June 30, 2019, we recognized a net pretax benefit to interest expense of $608 and net incremental interest expense of $584, respectively, relating to our fixed-to-floating interest swap arrangements. For the six months ended June 28, 2020 and June 30, 2019, we recognized a net pretax benefit to interest expense of $759 and net incremental interest expense of $1,214, respectively, relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of June 28, 2020 and December 31, 2019:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
June 28, 2020:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$4,492	$—	$4,492
Interest rate swap agreements (2)	—	2,829	—	2,829
Deferred compensation derivatives (3)	—	4,626	—	4,626
Liabilities:
Foreign exchange contracts (1)	—	2,481	—	2,481
Commodities futures and options (4)	23,840	—	—	23,840
December 31, 2019:
Assets:
Foreign exchange contracts (1)	$—	$2,731	$—	$2,731
Interest rate swap agreements (2)	—	555	—	555
Deferred compensation derivatives (3)	—	2,557	—	2,557
Commodities futures and options (4)	9,080	—	—	9,080
Liabilities:
Foreign exchange contracts (1)	—	1,779	—	1,779
Commodities futures and options (4)	626	—	—	626
(1)The fair value of foreign currency forward exchange contracts is the difference between the contract and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign

The Hershey Company | Q2 2020 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences.
(2)The fair value of interest rate swap agreements represents the difference in the present value of cash flows calculated at the contracted interest rates and at current market interest rates at the end of the period. We calculate the fair value of interest rate swap agreements quarterly based on the quoted market price for the same or similar financial instruments.
(3)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(4)The fair value of commodities futures and options contracts is based on quoted market prices.
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of June 28, 2020 and December 31, 2019 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	June 28, 2020	December 31, 2019	June 28, 2020	December 31, 2019
Current portion of long-term debt	$806,276	$712,863	$788,448	$703,390
Long-term debt	4,402,998	3,656,540	4,091,211	3,530,813
Total	$5,209,274	$4,369,403	$4,879,659	$4,234,203
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2020 Activity
During the first six months ended June 28, 2020, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

2020
Adjustment to disposal group (1)	$6,200
Other asset write-down (2)	2,943
Long-lived asset impairment charges	$9,143
(1)In connection with our disposal group classified as held for sale, as discussed in Note 8, during 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed during 2020.
(2)In connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.

2019 Activity
During the second quarter of 2019, we recorded impairment charges totaling $4,741. These charges were predominantly comprised of select long-lived assets that had not yet met the held for sale criteria.
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

The Hershey Company | Q2 2020 Form 10-Q | Page 17

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
As a result of the impact of COVID-19 on our ability to operate certain parts of our business, during the second quarter of 2020, we received immaterial rent concessions primarily on select office space. We will continue to evaluate the nature and extent of potential COVID-19 impacts on our long-lived asset groups, including any required reassessment of lease agreements.
The components of lease expense for the three months ended June 28, 2020 and June 30, 2019 were as follows:

		Three Months Ended
Lease expense	Classification	June 28, 2020	June 30, 2019
Operating lease cost	Cost of sales or SM&A (1)	$10,673	$10,273
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,949	1,884
Interest on lease liabilities	Interest expense, net	1,112	1,112
Net lease cost (2)		$13,734	$13,269

The components of lease expense for the six months ended June 28, 2020 and June 30, 2019 were as follows:

		Six Months Ended
Lease expense	Classification	June 28, 2020	June 30, 2019
Operating lease cost	Cost of sales or SM&A (1)	$21,217	$20,487
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	3,979	3,818
Interest on lease liabilities	Interest expense, net	2,234	2,213
Net lease cost (2)		$27,430	$26,518
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

The Hershey Company | Q2 2020 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Information regarding our lease terms and discount rates were as follows:

	June 28, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	13.2	14.3
Finance leases	30.3	31.4

Weighted-average discount rate
Operating leases	3.9%	3.8%
Finance leases	5.9%	6.0%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	June 28, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other assets (non-current)	$222,854	$220,678

Finance lease ROU assets, at cost	Property, plant and equipment, gross	100,841	101,142
Accumulated amortization	Accumulated depreciation	(6,570)	(7,225)
Finance lease ROU assets, net	Property, plant and equipment, net	94,271	93,917

Total leased assets		$317,125	$314,595

Liabilities
Current
Operating	Accrued liabilities	$31,234	$29,209
Finance	Current portion of long-term debt	4,575	4,079
Non-current
Operating	Other long-term liabilities	184,626	184,163
Finance	Long-term debt	75,872	75,564
Total lease liabilities		$296,307	$293,015

The maturity of our lease liabilities as of June 28, 2020 were as follows:

	Operating leases	Finance leases	Total
2020 (rest of year)	$19,802	$4,260	$24,062
2021	37,074	7,925	44,999
2022	23,244	6,307	29,551
2023	15,446	4,620	20,066
2024	14,118	4,579	18,697
Thereafter	172,979	165,115	338,094
Total lease payments	282,663	192,806	475,469
Less: Imputed interest	66,803	112,359	179,162
Total lease liabilities	$215,860	$80,447	$296,307

The Hershey Company | Q2 2020 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

As of June 28, 2020, the Company had entered additional leases as a lessee, primarily for real estate. These leases have not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $13,000. These leases are expected to commence during the second half of 2020, with lease terms between a year and half and five years.

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	21,335	19,142
Operating cash flows from finance leases	2,234	2,213
Financing cash flows from finance leases	2,105	1,920

ROU assets obtained in exchange for lease liabilities:
Operating leases	20,814	21,838
Finance leases	2,076	3,498

8. ASSETS AND LIABILITIES HELD FOR SALE
As of June 28, 2020, the following disposal group has been classified as held for sale and stated at the lower of net book value or estimated sales value less costs to sell:
•The Lotte Shanghai Foods Co., Ltd. ("LSFC") joint venture, which was taken out of operation and classified as held for sale during the second quarter of 2018. We sold a portion of the joint venture's equipment in the third and fourth quarters of 2018, and expect the sale of the remaining business to be completed during 2020.
The amounts classified as assets and liabilities held for sale at June 28, 2020 are not significant.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Severance and other program costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Selling, marketing and administrative expense	$2,645	$238	$2,645	$660
Business realignment (benefits) costs	(1,370)	6,140	(475)	6,202
Costs associated with business realignment activities	$1,275	$6,378	$2,170	$6,862
Costs recorded by program during the three and six months ended June 28, 2020 and June 30, 2019 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Margin for Growth Program:
Severance	$(1,410)	$5,823	$(653)	$5,823
Other program costs	2,685	555	2,823	1,039
Total	$1,275	$6,378	$2,170	$6,862

The Hershey Company | Q2 2020 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the liability activity for costs qualifying as exit and disposal costs for the six months ended June 28, 2020:

Total
Liability balance at December 31, 2019	$9,118
2020 business realignment charges (1)	2,170
Cash payments	(8,192)
Liability balance at June 28, 2020 (reported within accrued liabilities)	$3,096

(1)The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
The costs and related benefits of the Margin for Growth Program relate approximately 63% to the North America segment and 37% to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
Margin for Growth Program
In the first quarter 2017, the Company's Board of Directors ("Board") unanimously approved several initiatives under a single program designed to drive continued net sales, operating income and earnings per-share diluted growth over the next several years.  This program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
Total pre-tax charges to execute this Margin for Growth Program were $347,704. This includes long-lived asset impairment charges of $208,712 related to the operations supporting our China business in 2017, as well as a $16,300 incremental impairment charge resulting from the sale of our Shanghai Golden Monkey business. In addition to the impairment charges, we incurred employee separation costs of $52,457 and other business realignment costs of $70,235. The program was completed during the second quarter of 2020 and the cash portion of the total program charges was $105,130. The Company reduced its global workforce by approximately 15% as a result of this program, with a majority of the reductions coming from hourly headcount positions outside of the United States.
For the three and six months ended June 28, 2020, we recognized total costs associated with the Margin for Growth Program of $1,275 and $2,170, respectively. For the three and six months ended June 30, 2019, we recognized total costs associated with the Margin for Growth Program of $6,378 and $6,862, respectively. These charges included employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing our global supply chain. In addition, we incurred other program costs, which related primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the U.S. statutory rate of 21%. The effective tax rates for the six months ended June 28, 2020 and June 30, 2019 were 19.8% and 18.7%, respectively. Relative to the statutory rate, the 2020 effective tax rate was impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes.
Hershey and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway, including multi-year audits at various stages of review in Malaysia, Mexico and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $3,353 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

The Hershey Company | Q2 2020 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three and six months ended June 28, 2020.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended June 28, 2020 and June 30, 2019 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$5,411	$5,210	$41	$37
Interest cost	6,966	9,150	1,505	1,959
Expected return on plan assets	(13,142)	(13,493)	—	—
Amortization of prior service (credit) cost	(1,824)	(1,808)	75	203
Amortization of net loss (gain)	6,582	8,421	(10)	(96)
Settlement loss	3,653	—	—	—
Total net periodic benefit cost	$7,646	$7,480	$1,611	$2,103
We made contributions of $248 and $3,976 to the pension plans and other benefits plans, respectively, during the second quarter of 2020. In the second quarter of 2019, we made contributions of $272 and $3,986 to our pension plans and other benefit plans, respectively. The contributions in 2020 and 2019 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the six months ended June 28, 2020 and June 30, 2019 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$10,843	$10,417	$80	$75
Interest cost	13,956	18,306	3,012	3,918
Expected return on plan assets	(26,310)	(26,989)	—	—
Amortization of prior service (credit) cost	(3,651)	(3,617)	150	406
Amortization of net loss (gain)	13,164	16,841	(19)	(192)
Settlement loss	3,653	—	—	—
Total net periodic benefit cost	$11,655	$14,958	$3,223	$4,207

We made contributions of $1,005 and $7,328 to the pension plans and other benefits plans, respectively, during the first six months of 2020. In the first six months of 2019, we made contributions of $1,170 and $7,749 to our pension plans and other benefit plans, respectively. The contributions in 2020 and 2019 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

The Hershey Company | Q2 2020 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During the second quarter of 2020, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company as a result of the Margin for Growth Program.
The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan's anticipated annual service and interest costs. In connection with the second quarter 2020 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 69 basis points lower than the rate as of December 31, 2019 and an expected rate of return on plan assets of 5.3%.
12. STOCK COMPENSATION PLANS
Share-based grants for compensation and incentive purposes are made pursuant to the Equity and Incentive Compensation Plan (“EICP”). The EICP provides for grants of one or more of the following stock-based compensation awards to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent:
•Non-qualified stock options ("stock options");
•Performance stock units ("PSUs") and performance stock;
•Stock appreciation rights;
•Restricted stock units ("RSUs") and restricted stock; and
•Other stock-based awards.
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
At the time stock options are exercised or PSUs and RSUs become payable, Common Stock is issued from our accumulated treasury shares. Dividend equivalents are credited on RSUs on the same date and at the same rate as dividends paid on our Common Stock. Dividend equivalents are charged to retained earnings and included in accrued liabilities until paid.
Awards to employees eligible for retirement prior to the award becoming fully vested are amortized to expense over the period through the date that the employee first becomes eligible to retire and is no longer required to provide service to earn the award. In addition, historical data is used to estimate forfeiture rates and record share-based compensation expense only for those awards that are expected to vest.
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Pre-tax compensation expense	$12,915	$13,156	$25,490	$23,712
Related income tax benefit	2,492	2,160	4,894	4,482
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of June 28, 2020, total stock-based compensation expense related to non-vested awards not yet recognized was $71,898 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.
Stock Options
The exercise price of each stock option awarded under the EICP equals the closing price of our Common Stock on the New York Stock Exchange on the date of grant. Each stock option has a maximum term of 10 years. Grants of stock

The Hershey Company | Q2 2020 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

options provide for pro-rated vesting, typically over a four-year period. Expense for stock options is based on grant date fair value and recognized on a straight-line method over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of stock options for the period ended June 28, 2020 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	2,420,461	$97.80	5.7 years
Granted	15,260	$157.32
Exercised	(406,121)	$93.17
Forfeited	(39,181)	$102.36
Outstanding as of June 28, 2020	1,990,419	$99.11	5.3 years	$53,705
Options exercisable as of June 28, 2020	1,533,325	$97.56	4.6 years	$43,378
The weighted-average fair value of options granted was $21.31 and $15.25 per share for the periods ended June 28, 2020 and June 30, 2019, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	June 28, 2020	June 30, 2019
Dividend yields	2.1%	2.7%
Expected volatility	17.5%	17.0%
Risk-free interest rates	1.3%	2.5%
Expected term in years	6.7	6.5
The total intrinsic value of options exercised was $23,597 and $67,117 for the periods ended June 28, 2020 and June 30, 2019, respectively.
Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to selected executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over 3-year performance cycles. If we meet targets for financial measures at the end of the applicable 3-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. The number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended June 28, 2020 and June 30, 2019 can range from 0% to 250% of the targeted amounts.
We recognize the compensation expenses associated with PSUs ratably over the 3-year term. Compensation expenses is based on the grant date fair value because the grants can only be settled in shares of our Common Stock. The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s Common Stock on the date of grant for performance-based components.
During the six months ended June 28, 2020 and June 30, 2019, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.

The Hershey Company | Q2 2020 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended June 28, 2020 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,089,916	$112.52
Granted	326,283	$163.30
Performance assumption change (1)	(13,443)	$110.27
Vested	(276,924)	$109.32
Forfeited	(106,304)	$119.00
Outstanding as of June 28, 2020	1,019,528	$131.88
(1)Reflects the net number of PSUs above and below target levels based on the performance metrics.
The following table sets forth information about the fair value of the PSUs and RSUs granted for potential future distribution to employees and non-employee directors. In addition, the table provides assumptions used to determine the fair value of the market-based total shareholder return component using the Monte Carlo simulation model on the date of grant.

	Six Months Ended
	June 28, 2020	June 30, 2019
Units granted	326,283	442,672
Weighted-average fair value at date of grant	$163.30	$113.71
Monte Carlo simulation assumptions:
Estimated values	$80.08	$48.40
Dividend yields	2.0%	2.6%
Expected volatility	17.3%	20.3%

The fair value of shares vested totaled $41,874 and $40,163 for the periods ended June 28, 2020 and June 30, 2019, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 280,980 units as of June 28, 2020. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is primarily organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 92% of our consolidated revenue, is our only reportable segment. None of our other operating segments meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.
•North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.
•International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America.

The Hershey Company | Q2 2020 Form 10-Q | Page 25

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
Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales:
North America	$1,583,787	$1,568,040	$3,428,608	$3,374,998
International and Other	123,542	199,177	316,038	408,707
Total	$1,707,329	$1,767,217	$3,744,646	$3,783,705

Segment income (loss):
North America	$497,587	$470,898	$1,079,142	$1,035,659
International and Other	(3,969)	21,944	12,035	42,187
Total segment income	493,618	492,842	1,091,177	1,077,846
Unallocated corporate expense (1)	106,883	125,205	231,450	242,889
Unallocated mark-to-market losses (gains) on commodity derivatives	487	(53,552)	82,241	(25,585)
Long-lived asset impairment charges (see Note 6)	1,600	4,741	9,143	4,741
Costs associated with business realignment activities (see Note 9)	1,275	6,378	2,170	6,862
Operating profit	383,373	410,070	766,173	848,939
Interest expense, net (see Note 4)	38,079	33,776	74,334	71,234
Other (income) expense, net (see Note 18)	11,217	13,125	22,750	18,602
Income before income taxes	$334,077	$363,169	$669,089	$759,103

The Hershey Company | Q2 2020 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance, and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition-related costs, and (e) other gains or losses that are not integral to segment performance.
Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(2,624)	$(55,531)	$74,468	$(28,890)
Net gains on commodity derivative positions reclassified from unallocated to segment income	3,111	1,979	7,773	3,305
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$487	$(53,552)	$82,241	$(25,585)
As of June 28, 2020, the cumulative amount of mark-to-market losses on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $13,274. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax losses on commodity derivatives of $165 to segment operating results in the next twelve months.

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
North America	$54,379	$55,137	$108,081	$109,082
International and Other	7,037	7,314	14,246	14,664
Corporate	10,484	9,566	20,197	20,600
Total	$71,900	$72,017	$142,524	$144,346

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales:
United States	$1,504,266	$1,493,283	$3,271,542	$3,221,543
All other countries	203,063	273,934	473,104	562,162
Total	$1,707,329	$1,767,217	$3,744,646	$3,783,705

The Hershey Company | Q2 2020 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The majority of our products are confectionery or confectionery-based and include chocolate and non-chocolate confectionery products, gum and mint refreshment products, spreads, snack bites and mixes, as well as pantry items such as baking ingredients, toppings and sundae syrups. Our snacks portfolio includes ready-to-eat popcorn, baked and trans fat free snacks, protein bars and other better-for-you snacks. Additional information regarding our net sales disaggregated by product line is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net sales:
Confectionery and confectionery-based portfolio	$1,592,181	$1,663,225	$3,500,415	$3,587,155
Snacks portfolio	115,148	103,992	244,231	196,550
Total	$1,707,329	$1,767,217	$3,744,646	$3,783,705

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended June 28, 2020
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	951,138	$150,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	450,000	61,196
Total share repurchases	1,401,138	211,196
Shares issued for stock options and incentive compensation	(554,074)	(23,056)
Net change	847,064	$188,140
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of June 28, 2020, $260,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

The Hershey Company | Q2 2020 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
15. NONCONTROLLING INTEREST
Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in LSFC, a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners.
A roll-forward showing the 2020 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2019	$5,772
Net loss attributable to noncontrolling interest	(3,213)
Other comprehensive loss - foreign currency translation adjustments	(75)
Balance, June 28, 2020	$2,484
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

The Hershey Company | Q2 2020 Form 10-Q | Page 29

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	June 28, 2020		June 30, 2019
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$113,925	$42,551	$109,258	$39,762
Allocation of undistributed earnings	81,891	30,534	119,616	44,204
Total earnings—basic	$195,816	$73,085	$228,874	$83,966

Denominator (shares in thousands):
Total weighted-average shares—basic	147,635	60,614	149,025	60,614

Earnings Per Share—basic	$1.33	$1.21	$1.54	$1.39

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$195,816	$73,085	$228,874	$83,966
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	73,085	—	83,966	—
Reallocation of undistributed earnings	—	(123)	—	(254)
Total earnings—diluted	$268,901	$72,962	$312,840	$83,712

Denominator (shares in thousands):
Number of shares used in basic computation	147,635	60,614	149,025	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	521	—	817	—
Performance and restricted stock units	300	—	361	—
Total weighted-average shares—diluted	209,070	60,614	210,817	60,614

Earnings Per Share—diluted	$1.29	$1.20	$1.48	$1.38

The earnings per share calculations for the three months ended June 28, 2020 and June 30, 2019 excluded 15 and 47 stock options (in thousands), respectively, that would have been antidilutive.

The Hershey Company | Q2 2020 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	June 28, 2020		June 30, 2019
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$229,177	$85,102	$215,958	$79,525
Allocation of undistributed earnings	164,541	61,218	234,836	86,879
Total earnings—basic	$393,718	$146,320	$450,794	$166,404

Denominator (shares in thousands):
Total weighted-average shares—basic	147,954	60,614	148,864	60,614

Earnings Per Share—basic	$2.66	$2.41	$3.03	$2.75

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$393,718	$146,320	$450,794	$166,404
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	146,320	—	166,404	—
Reallocation of undistributed earnings	—	(309)	—	(462)
Total earnings—diluted	$540,038	$146,011	$617,198	$165,942

Denominator (shares in thousands):
Number of shares used in basic computation	147,954	60,614	148,864	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	620	—	699	—
Performance and restricted stock units	408	—	391	—
Total weighted-average shares—diluted	209,596	60,614	210,568	60,614

Earnings Per Share—diluted	$2.58	$2.41	$2.93	$2.74
The earnings per share calculations for the six months ended June 28, 2020 and June 30, 2019 excluded 15 and 1,476 stock options (in thousands), respectively, that would have been antidilutive.

The Hershey Company | Q2 2020 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Write-down of equity investments in partnership qualifying for historic tax credits (see Note 10)	$7,447	$8,633	$18,550	$9,785
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	3,806	4,336	3,955	8,673
Other (income) expense, net	(36)	156	245	144
Total	$11,217	$13,125	$22,750	$18,602

The Hershey Company | Q2 2020 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	June 28, 2020	December 31, 2019
Inventories:
Raw materials	$347,999	$271,125
Goods in process	132,235	98,842
Finished goods	694,351	614,698
Inventories at FIFO	1,174,585	984,665
Adjustment to LIFO	(175,205)	(169,414)
Total inventories	$999,380	$815,251

Prepaid expenses and other:
Prepaid expenses	$40,816	$84,058
Other current assets	157,019	156,022
Total prepaid expenses and other	$197,835	$240,080

Property, plant and equipment:
Land	$106,745	$105,627
Buildings	1,300,667	1,298,985
Machinery and equipment	3,143,217	3,120,003
Construction in progress	254,041	209,788
Property, plant and equipment, gross	4,804,670	4,734,403
Accumulated depreciation	(2,639,324)	(2,581,264)
Property, plant and equipment, net	$2,165,346	$2,153,139

Other assets:
Capitalized software, net	$168,187	$153,842
Operating lease ROU assets	222,854	220,678
Other non-current assets	133,646	137,480
Total other assets	$524,687	$512,000

Accrued liabilities:
Payroll, compensation and benefits	$160,864	$230,518
Advertising, promotion and product allowances	272,984	279,440
Operating lease liabilities	31,234	29,209
Other	178,856	163,205
Total accrued liabilities	$643,938	$702,372

Other long-term liabilities:
Post-retirement benefits liabilities	$206,382	$211,206
Pension benefits liabilities	60,579	58,773
Operating lease liabilities	184,626	184,163
Other	192,260	201,635
Total other long-term liabilities	$643,847	$655,777

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(131,922)	$(83,704)
Pension and post-retirement benefit plans, net of tax	(191,352)	(189,187)
Cash flow hedges, net of tax	(43,919)	(51,075)
Total accumulated other comprehensive loss	$(367,193)	$(323,966)

The Hershey Company | Q2 2020 Form 10-Q | Page 33

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2019 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020, and our Current Report on Form 8-K filed May 27, 2020.
for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:
•Overview
•Trends Affecting Our Business
•Consolidated Results of Operations
•Segment Results
•Liquidity and Capital Resources
•Safe Harbor Statement
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
We report our operations through two segments: North America and International and Other. The majority of our products are confectionery or confectionery-based and include chocolate and non-chocolate confectionery products, gum and mint refreshment products, spreads, snack bites and mixes, as well as pantry items such as baking ingredients, toppings and sundae syrups. The confectionery and confectionery-based portfolio is predominantly sold under the renowned brands of Hershey's, Reese's and Kisses, as well as Kit Kat®, Jolly Rancher, Ice Breakers, Twizzlers, Heath, Payday, Cadbury and a variety of other popular brands. Our snacks portfolio includes ready-to-eat popcorn, baked and trans fat free snacks, protein bars and other better-for-you snacks. The snacks portfolio is predominantly sold under the brands of SkinnyPop, Pirate's Booty, ONE Bar, Paqui and Oatmega.
Divestitures
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. ("Krave") and the Scharffen Berger and Dagoba brands. Total proceeds from the divestitures and the impact on our Consolidated Statements of Income, both individually and on an aggregate basis, were immaterial.
TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated the recent novel coronavirus ("COVID-19") as a global pandemic. COVID-19 was first detected in Wuhan City, Hubei Province, China and continued to spread, significantly impacting various markets around the world, including the United States. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

Local, state and national governments continue to emphasize the importance of food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. Employee safety is our first priority, and as a result, we put preparedness plans in place at our manufacturing facilities. Our manufacturing facilities are currently open, however, we have adjusted shift schedules, enforced social distancing, increased sanitation and adjusted time and attendance policies for worker absenteeism. Our sales teams continue to support

The Hershey Company | Q2 2020 Form 10-Q | Page 34

community food supplies, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures. Additionally, in June, the Company re-opened Hershey’s Chocolate World stores in the United States (3 locations) and Niagara Falls (Ontario) on a limited capacity basis with increased safety measures and enforced social distancing. The Company's Chocolate World store in Singapore remains temporarily closed.

Also in June, we commenced a phased in approach to reopen our corporate headquarters in Hershey, Pennsylvania and other select offices with increased safety protocols. We have successfully onboarded several teams, however, occupancy levels remain low as we continue to monitor the latest COVID-19 related public health and government guidance. As a result, a majority of our office-based employees continue to work remotely where possible. We have crisis management teams in place to monitor the continually evolving situation and recommending risk mitigation actions as deemed necessary. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Our most recent liquidity measures include an increase in our short-term commercial paper balances and the $1 billion Notes issuance in May 2020 with varying rates ranging from 0.900% to 2.650% and maturity dates ranging from 2025 to 2050. Additionally, we continue to limit discretionary spending across the organization and re-prioritizing our capital projects amid the COVID-19 pandemic. We plan to move forward with our new global enterprise resource planning (“ERP”) system implementation and supply chain capacity projects, as these investments are of strategic importance to our long-term growth. However, as previously announced, we did selectively pause certain aspects of the ERP system implementation due to resource constraints and challenges associated with the critical design phase during these uncertain times. We expect this to delay our overall ERP implementation by approximately one year.

As a result of shelter-in-place restrictions that were implemented in late March and early April, as well as decreases in retail foot traffic and volatility in consumer shopping and consumption behavior across several areas of our portfolio, we experienced a reduction in our net sales and income during the three and six months ended June 28, 2020. The unfavorable impacts predominantly related to our International and Other segment (see Segment Results included in this MD&A). We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy.

In late May and early June, many state governments began a phased reopening of their economies. These phased approaches promote limited food service offerings, outdoor dining, increased travel and the reopening of retailing establishments while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. However, certain states have paused or reversed plans to reopen their economies as new cases of COVID-19 have been on the rise in recent weeks. Based on the length and severity of COVID-19, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

The Hershey Company | Q2 2020 Form 10-Q | Page 35

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	June 28, 2020	June 30, 2019	Percent Change	June 28, 2020	June 30, 2019	Percent Change
In millions of dollars except per share amounts
Net Sales	$1,707.3	$1,767.2	(3.4)%	$3,744.6	$3,783.7	(1.0)%
Cost of Sales	914.8	892.5	2.5%	2,085.5	2,016.5	3.4%
Gross Profit	792.5	874.7	(9.4)%	1,659.1	1,767.2	(6.1)%
Gross Margin	46.4%	49.5%		44.3%	46.7%
SM&A Expense	408.9	453.8	(9.9)%	884.3	907.4	(2.5)%
SM&A Expense as a percent of net sales	24.0%	25.7%		23.6%	24.0%
Long-Lived Asset Impairment Charges	1.6	4.7	(66.3)%	9.1	4.7	92.8%
Business Realignment (Benefits) Costs	(1.4)	6.1	(122.3)%	(0.5)	6.2	(107.7)%
Operating Profit	383.4	410.1	(6.5)%	766.2	848.9	(9.7)%
Operating Profit Margin	22.5%	23.2%		20.5%	22.4%
Interest Expense, Net	38.1	33.8	12.7%	74.3	71.2	4.4%
Other (Income) Expense, Net	11.2	13.1	(14.5)%	22.8	18.6	22.3%
Provision for Income Taxes	66.1	50.0	32.3%	132.3	141.9	(6.8)%
Effective Income Tax Rate	19.8%	13.7%		19.8%	18.7%
Net Income Including Noncontrolling Interest	268.0	313.2	(14.4)%	536.8	617.2	(13.0)%
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(0.9)	0.4	(299.3)%	(3.2)	—	NM
Net Income Attributable to The Hershey Company	$268.9	$312.8	(14.0)%	$540.0	$617.2	(12.5)%
Net Income Per Share—Diluted	$1.29	$1.48	(12.8)%	$2.58	$2.93	(11.9)%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2020 vs. Second Quarter 2019
Net Sales
Net sales decreased 3.4% in the second quarter of 2020 compared to the same period of 2019, reflecting a volume decrease of 7.0% due to the impact of COVID-19 on sales in our international markets, as well as declines in owned retail and world travel retail and elasticity-driven impacts due to price increases on certain products, and an unfavorable impact from foreign currency exchange rates of 0.7%. These decreases were partially offset by favorable price realization of 3.5% due to higher prices on certain products and a 0.8% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, LLC ("ONE Brands"), partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands).
Key U.S. Marketplace Metrics
For the second quarter of 2020, our total U.S. retail takeaway increased 4.1% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 3.2%, resulting in a CMG market share gain of approximately 227 basis points.
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

The Hershey Company | Q2 2020 Form 10-Q | Page 36

Incorporated ("IRI"), the Company's market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.
Cost of Sales and Gross Margin
Cost of sales increased 2.5% in the second quarter of 2020 compared to the same period of 2019. The increase was driven by an incremental $52.9 million of unfavorable mark-to-market activity on our commodity derivative instruments, which are intended to economically hedge future years' commodity purchases. Additionally, the increase in cost of sales was attributed to higher freight and logistics costs, and additional plant costs, specifically, personal protective equipment ("PPE") costs, increased sanitation and wage incentives associated with COVID-19. These drivers were partially offset by favorable supply chain productivity.
Gross margin decreased by 310 basis points in the second quarter of 2020 compared to the same period of 2019. The decrease was primarily due to an unfavorable year-over-year mark-to-market impact from commodity derivative instruments, higher freight and logistics costs and additional plant costs. These factors were partially offset by favorable price realization and supply chain productivity.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $44.8 million or 9.9% in the second quarter of 2020. Total advertising and related consumer marketing expenses decreased 14.0% driven by media cost efficiencies and select brand investment optimization related to COVID-19 in both the North America and International and Other segments. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 7.6% in the second quarter of 2020 primarily due to savings in travel and meeting expenses as a result of COVID-19 related travel restrictions and lower incentive compensation.
Long-Lived Asset Impairment Charges
During the second quarter of 2020, we recorded impairment charges of $1.6 million to adjust long-lived asset values in connection with our disposal group classified as held for sale, as discussed in Note 8 to the Unaudited Consolidated Financial Statements. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed during 2020. During the second quarter of 2019, we recorded long-lived asset impairment charges of $4.7 million, which were predominantly comprised of select land that had not yet met the held for sale criteria.
Business Realignment Activities
Business realignment benefits of $1.4 million in the second quarter of 2020 versus costs of $6.1 million in the second quarter of 2019 related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 6.5% in the second quarter of 2020 compared to the same period of 2019 due primarily to lower gross profit, partially offset by lower SM&A expenses, as noted above. Operating profit margin decreased to 22.5% in 2020 from 23.2% in 2019 driven by these same factors.
Interest Expense, Net
Net interest expense was $4.3 million higher in the second quarter of 2020 compared to the same period of 2019. The increase was primarily due to lower interest income in 2020 as we recognized a benefit in 2019 related to an international local tax settlement, as well as higher long-term debt balances in 2020 versus 2019 (predominantly due to $1.0 billion of notes issued in October 2019).
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $11.2 million in the second quarter of 2020 versus expense of $13.1 million in the second quarter of 2019. The decrease in the net expense was primarily due to lower write-downs on equity investments qualifying for federal historic and energy tax credits and lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2020.

The Hershey Company | Q2 2020 Form 10-Q | Page 37

Income Taxes and Effective Tax Rate
Our effective income tax rate was 19.8% for the second quarter of 2020 compared with 13.7% for the second quarter of 2019. Relative to the 21% statutory rate, the 2020 effective tax rate benefited from investment tax credits and changes in tax reserves, partially offset by state taxes. The 2019 effective tax rate, relative to the 21% statutory rate, was impacted by a change to foreign valuation allowances, the benefit of employee share-based payments, and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $45.2 million, or 14.0%, while EPS-diluted decreased $0.19, or 12.8%, in the second quarter of 2020 compared to the same period of 2019. The decrease in both net income and EPS-diluted was driven primarily by lower gross profit and higher income taxes, partially offset by lower SM&A expenses, as noted above. Our 2020 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
Results of Operations - First Six Months 2020 vs. First Six Months 2019
Net Sales
Net sales decreased 1.0% in the first six months of 2020 compared to the same period of 2019, reflecting a volume decrease of 4.5% due to the impact of COVID-19 on sales in our international markets, as well as declines in owned retail and world travel retail and elasticity-driven impacts due to price increases on certain products, and an unfavorable impact from foreign currency exchange rates of 0.4%. These decreases were partially offset by a favorable price realization of 3.1% due to higher prices on certain products and a 0.8% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands).
Cost of Sales and Gross Margin
Cost of sales increased 3.4% in the first six months of 2020 compared to the same period of 2019. The increase was driven by an incremental $103.4 million of unfavorable mark-to-market activity on our commodity derivative instruments. These derivative instruments are intended to economically hedge future years' commodity purchases, however, they were significantly impacted by financial market volatility during the first six months of 2020. Additionally, the increase in cost of sales was attributed to higher freight and logistics costs and additional plant costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19. These drivers were partially offset by favorable supply chain productivity.
Gross margin decreased by 240 basis points in in the first six months of 2020 compared to the same period of 2019. The decrease was primarily due to unfavorable year-over-year mark-to-market impact from commodity derivative instruments, the higher freight and logistics costs and additional plant costs. These factors were partially offset by favorable price realization and supply chain productivity.
Selling, Marketing and Administrative
SM&A expenses decreased $23.0 million or 2.5% in the first six months of 2020. Total advertising and related consumer marketing expenses decreased 4.5% driven by media cost efficiencies and select brand investment optimization related to COVID-19 in both the North America and International and Other segments. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 1.4% in the first six months of 2020 primarily due to savings in travel and meeting expenses as a result of COVID-19 related travel restrictions.

The Hershey Company | Q2 2020 Form 10-Q | Page 38

Long-Lived Asset Impairment Charges
During the first six months of 2020, we recorded the following impairment charges:

In millions of dollars
Adjustment to disposal group (1)	$6.2
Other asset write-down (2)	2.9
Long-lived asset impairment charges	$9.1
(1)In connection with our disposal group classified as held for sale, as discussed in Note 8 to the Unaudited Consolidated Financial Statements, during the first six months of 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed during 2020.
(2)In connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.

During the first six months of 2019, we recorded long-lived asset impairment charges of $4.7 million, which were predominantly comprised of select land that had not yet met the held for sale criteria.
Business Realignment Activities
Business realignment benefits of $0.5 million in the first six months of 2020 versus costs of $6.2 million in the first six months of 2019 related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 9.7% in the first six months of 2020 compared to the same period of 2019 due primarily to lower gross profit, partially offset by lower SM&A expenses, as noted above. Operating profit margin decreased to 20.5% in 2020 from 22.4% in 2019 driven by these same factors.
Interest Expense, Net
Net interest expense was $3.1 million higher in the first six months of 2020 compared to the same period of 2019. The increase was primarily due to lower interest income in 2020 as we recognized a benefit in 2019 related to an international local tax settlement, as well as higher long-term debt balances in 2020 versus 2019 (predominantly due to $1.0 billion of notes issued in October 2019).
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $22.8 million in the first six months of 2020 versus expense of $18.6 million in the first six months of 2019. The increase in the net expense was primarily due to higher write-downs on equity investments qualifying for federal historic and energy tax credits, partially offset by lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2020.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 19.8% for the first six months of 2020 compared with 18.7% for the first six months of 2019. Relative to the 21% statutory rate, the 2020 effective tax rate was favorably impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes. The 2019 effective tax rate, relative to the 21% statutory rate, was impacted by a change to foreign valuation allowances, the benefit of employee share-based payments, and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $77.2 million, or 12.5%, while EPS-diluted decreased $0.35, or 11.9%, in the first six months of 2020 compared to the same period of 2019. The decrease in both net income and EPS-diluted was driven primarily by lower gross profit, partially offset by lower SM&A expenses and lower taxes. Our 2020 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

The Hershey Company | Q2 2020 Form 10-Q | Page 39

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
In millions of dollars
Net Sales:
North America	$1,583.8	$1,568.0	$3,428.6	$3,375.0
International and Other	123.5	199.2	316.0	408.7
Total	$1,707.3	$1,767.2	$3,744.6	$3,783.7

Segment Income (Loss):
North America	$497.6	$470.9	$1,079.1	$1,035.7
International and Other	(4.0)	21.9	12.0	42.2
Total segment income	493.6	492.8	1,091.1	1,077.9
Unallocated corporate expense (1)	106.9	125.2	231.4	242.9
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	0.5	(53.6)	82.2	(25.6)
Long-lived asset impairment charges	1.6	4.7	9.1	4.7
Costs associated with business realignment activities	1.3	6.4	2.2	6.9
Operating profit	383.3	410.1	766.2	849.0
Interest expense, net	38.1	33.8	74.3	71.2
Other (income) expense, net	11.2	13.1	22.8	18.6
Income before income taxes	$334.0	$363.2	$669.1	$759.2
(1)Includes centrally-managed (a) corporate functional costs relating to legal, treasury, finance and human resources, (b) expenses associated with the oversight and administration of our global operations, including warehousing, distribution and manufacturing, information systems and global shared services, (c) non-cash stock-based compensation expense, (d) acquisition-related costs and (e) other gains or losses that are not integral to segment performance.
(2)Net losses (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains). See Note 13 to the Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 40

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America results, which accounted for 92.8% and 88.7% of our net sales for the three months ended June 28, 2020 and June 30, 2019, respectively, were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
In millions of dollars
Net sales	$1,583.8	$1,568.0	1.0%	$3,428.6	$3,375.0	1.6%
Segment income	497.6	470.9	5.7%	1,079.1	1,035.7	4.2%
Segment margin	31.4%	30.0%		31.5%	30.7%
Results of Operations - Second Quarter 2020 vs. Second Quarter 2019
Net sales of our North America segment increased $15.8 million or 1.0% in the second quarter of 2020 compared to the same period of 2019, reflecting favorable price realization of 4.2% attributed to higher prices on certain products and decreased levels of trade promotional spending compared to prior year, as well as a 0.8% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by a volume decrease of 3.8%, which was primarily elasticity-driven due to the aforementioned price increases and COVID-19 related impacts to the business, as well as unfavorable foreign currency exchange rates of 0.2%.
Our North America segment income increased $26.7 million or 5.7% in the second quarter of 2020 compared to the same period of 2019, primarily due to favorable price realization, lower trade promotional spending and lower advertising and related consumer marketing expenses as a result of COVID-19, partially offset by higher supply chain-related costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19, as well as volume decreases.
Results of Operations - First Six Months 2020 vs. First Six Months 2019
Net sales of our North America segment increased $53.6 million or 1.6% in the first six months of 2020 compared to the same period of 2019, reflecting favorable price realization of 3.5% attributed to higher prices on certain products and a 0.9% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by a volume decrease of 2.7%, which was primarily elasticity-driven due to the aforementioned price increases and COVID-19 related impacts to the business, as well as unfavorable foreign currency exchange rates of 0.1%.
Our North America segment income increased $43.4 million or 4.2% in the first six months of 2020 compared to the same period of 2019, primarily due to favorable price realization, lower trade promotional spending and lower advertising and related consumer marketing expenses as a result of COVID-19, partially offset by higher supply chain-related costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19, as well as volume decreases.

The Hershey Company | Q2 2020 Form 10-Q | Page 41

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results, which accounted for 7.2% and 11.3% of our net sales for the three months ended June 28, 2020 and June 30, 2019, respectively, were as follows:

	Three Months Ended		Percent	Six Months Ended		Percent
	June 28, 2020	June 30, 2019	Change	June 28, 2020	June 30, 2019	Change
In millions of dollars
Net sales	$123.5	$199.2	(38.0)%	$316.0	$408.7	(22.7)%
Segment (loss) income	(4.0)	21.9	(118.3)%	12.0	42.2	(71.6)%
Segment margin	(3.2)%	11.0%		3.8%	10.3%

Results of Operations - Second Quarter 2020 vs. Second Quarter 2019
Net sales of our International and Other segment decreased $75.7 million or 38.0% in the second quarter of 2020 compared to the same period of 2019, reflecting a volume decrease of 31.3%, an unfavorable impact from foreign currency exchange rates of 4.6%, and unfavorable price realization of 2.1%. The volume decrease was attributed to significant sales declines in our strategic focus markets, most notably Mexico, where net sales declined by 54.5%, as well as reduced sales in our export markets, due to the implementation of quarantine protocols by local governments to mitigate the spread of COVID-19.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales declined approximately 51.0% during the second quarter of 2020 as the Company temporarily closed all Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore in March amid the COVID-19 pandemic. In June, the Company re-opened Hershey’s Chocolate World stores in the United States and Niagara Falls (Ontario) on a limited capacity basis with increased safety measures and enforced social distancing. The Company's Chocolate World store in Singapore remains temporarily closed.
Our International and Other segment generated losses of $4.0 million in the second quarter of 2020 compared to income of $21.9 million in the second quarter of 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption.
Results of Operations - First Six Months 2020 vs. First Six Months 2019
Net sales of our International and Other segment decreased $92.7 million or 22.7% in the first six months of 2020 compared to the same period of 2019, reflecting a volume decrease of 19.0%, an unfavorable impact from foreign currency exchange rates of 3.4%, and unfavorable price realization of 0.3%. The volume decrease was attributed to significant sales declines in our strategic focus markets, most notably China and Mexico, where net sales declined by 41.4% and 26.4%, respectively, as well as reduced sales in our export markets, due to the implementation of quarantine protocols by local governments to mitigate the spread of COVID-19.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales declined approximately 31.5% during the first six months of 2020 as the Company temporarily closed all Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore in March amid the COVID-19 pandemic. In June, the Company re-opened Hershey’s Chocolate World stores in the United States and Niagara Falls (Ontario) on a limited capacity basis with increased safety measures and enforced social distancing. The Company's Chocolate World store in Singapore remains temporarily closed.

The Hershey Company | Q2 2020 Form 10-Q | Page 42

Our International and Other segment generated income of $12.0 million in the first six months of 2020 compared to $42.2 million in the first six months of 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption.
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
In the second quarter of 2020, unallocated corporate expense totaled $106.9 million, as compared to $125.2 million in the second quarter of 2019, primarily driven by savings in travel and meeting expenses related to COVID-19 travel restrictions and lower incentive compensation. In the first six months of 2020, unallocated corporate expense totaled $231.4 million, as compared to $242.9 million in the first six months of 2019 primarily driven by savings in travel and meeting expenses related to COVID-19 travel restrictions.

The Hershey Company | Q2 2020 Form 10-Q | Page 43

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
At June 28, 2020, our cash and cash equivalents totaled $1.2 billion. At December 31, 2019, our cash and cash equivalents totaled $493.3 million. Our cash and cash equivalents during the first six months of 2020 increased $672.1 million compared to the 2019 year-end balance. This increase was predominantly due to our $1 billion Notes issuance in May 2020 as we intend to mitigate any potential COVID-19 risks, partially offset by the repayment of $350 million Notes that matured in May 2020. Additional detail regarding the net sources of cash are outlined in the following discussion.
Approximately 30% of the balance of our cash and cash equivalents at June 28, 2020 was held by subsidiaries domiciled outside of the United States. During the first six months of 2020, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	June 28, 2020	June 30, 2019
Net cash provided by (used in):
Operating activities	$614.0	$679.3
Investing activities	(209.8)	(206.4)
Financing activities	295.9	(698.7)
Effect of exchange rate changes on cash and cash equivalents	(17.3)	3.8
Less: Cash classified as assets held for sale (see Note 8)	(10.7)	—
Increase (decrease) in cash and cash equivalents	$672.1	$(222.0)
Operating activities
We generated cash of $614.0 million from operating activities in the first six months of 2020, a decrease of $65.3 million compared to $679.3 million in the same period of 2019. This decrease in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, a write-down of equity investments and other charges) resulted in $69.5 million of lower cash flow in 2020 relative to 2019.
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $201.9 million in 2020 and $151.5 million in 2019. This $50.4 million fluctuation was mainly driven by the following factor:
◦$43.6 million decrease in cash provided by accounts receivable, primarily driven by a decrease in shorter term sales as well as timing of customer payments, resulting in a slightly higher investment in accounts receivable at the end of the second quarter of 2020 compared to the same period of 2019.
•$24.2 million increase in cash used by other assets and liabilities, primarily driven by the effect of commodity derivative activity in 2020 relative to 2019.

The Hershey Company | Q2 2020 Form 10-Q | Page 44

•The decrease in cash provided by operating activities was partially offset by the following net cash inflow:
◦Incomes taxes generated cash of $65.2 million in 2020, compared to cash used of $15.5 million in 2019. This $80.7 million fluctuation was primarily due to the deferral of quarterly estimated tax payments in 2020 as a result of the CARES Act. We paid income taxes of $71.6 million during 2020 compared to $136.9 million in the same period of 2019.

Investing activities
We used cash of $209.8 million for investing activities in the first six months of 2020, an increase of $3.4 million compared to $206.4 million in the same period of 2019. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $185.8 million in the first six months of 2020 compared to $176.3 million in the same period of 2019. For full year 2020, we expect capital expenditures, including capitalized software, to approximate $400 million to $450 million, as we continue to evaluate and re-prioritize our capital projects amid the COVID-19 pandemic.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $26.4 million in the first six months of 2020, compared to $30.3 million in the same period of 2019.
Financing activities
We generated cash of $295.9 million from financing activities in the first six months of 2020, an increase of $994.6 million compared to cash used of $698.7 million in the same period of 2019. This increase in net cash provided by financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2020, we generated cash flow of $166.0 million predominantly through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings. During the first six months of 2019, we had a net reduction in short-term borrowings of $311.2 million primarily due to repayments on commercial paper, partially offset by increases in short-term foreign borrowings.
•Long-term debt borrowings and repayments.  During the first six months of 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the "2020 Notes"). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020, we repaid $350 million of 2.900% Notes due upon their maturity. During the first six months of 2019, our long-term debt borrowings and repayments activity was minimal.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $314.3 million during the first six months of 2020, an increase of $18.8 million compared to $295.5 million in the same period of 2019. Details regarding our 2020 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 29, 2020	June 28, 2020
Dividends paid per share – Common stock	$0.773	$0.773
Dividends paid per share – Class B common stock	$0.702	$0.702
Total cash dividends paid	$157.8	$156.5
Declaration date	January 28, 2020	April 21, 2020
Record date	February 21, 2020	May 22, 2020
Payment date	March 16, 2020	June 15, 2020

The Hershey Company | Q2 2020 Form 10-Q | Page 45

•Share repurchases. We used cash for total share repurchases of $211.2 million and $254.4 million during the first six months of 2020 and 2019, respectively, pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs.
•Proceeds from the exercise of stock options, including tax benefits. We received $17.5 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first six months of 2020, a decrease of $143.9 million compared to $161.4 million in the same period of 2019.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

The Hershey Company | Q2 2020 Form 10-Q | Page 46

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
The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:
•Our Company’s reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which in turn could negatively impact our operating results;
•Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results;
•Price increases may not be sufficient to offset cost increases and maintain profitability or may result in sales volume declines associated with pricing elasticity;
•Market demand for new and existing products could decline;
•Increased marketplace competition could hurt our business;
•Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results;
•Our financial results may be adversely impacted by the failure to successfully execute or integrate acquisitions, divestitures and joint ventures;
•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;
•Political, economic and/or financial market conditions could negatively impact our financial results;
•Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations;
•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;
•We might not be able to hire, engage and retain the talented global workforce we need to drive our growth strategies;
•We may not fully realize the expected costs savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business;
•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations;
•Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as the current COVID-19 global pandemic; and

The Hershey Company | Q2 2020 Form 10-Q | Page 47

•Such other matters as discussed in our 2019 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020, and our Current Report on Form 8-K filed May 27, 2020.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total notional amount of interest rate swaps outstanding at June 28, 2020 and December 31, 2019 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at June 28, 2020 and December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of June 28, 2020 would have increased interest expense by approximately $1.8 million for the first six months of 2020 and $3.5 million for the full year 2019.
In addition, the total amount of short-term debt, net of cash, amounted to net cash positions of $257 million and $461 million, respectively, at June 28, 2020 and December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of June 28, 2020 would have changed interest expense by approximately $3.1 million for the first six months of 2020 and $4.3 million for the full year 2019.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at June 28, 2020 and December 31, 2019 by approximately $365 million and $246 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $24.3 million as of June 28, 2020 and $55.4 million as of December 31, 2019, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $817.5 million as of June 28, 2020 and $589.7 million as of December 31, 2019. At the end of the second quarter 2020, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $74.8 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2019 Annual Report on Form 10-K.

The Hershey Company | Q2 2020 Form 10-Q | Page 48

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 28, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2020.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Hershey Company | Q2 2020 Form 10-Q | Page 49

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K, Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020 (the “Q2 2020 Quarterly Report”), Item 8.01 of our Current Report on Form 8-K filed May 27, 2020 and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. Except as described in our Q2 2020 Quarterly Report and our Current Report on Form 8-K filed on May 27, 2020, there have been no material changes with respect to the risk factors disclosed in our 2019 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended June 28, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
March 30 through April 26	285,000	$140.15	—	$260,000
April 27 through May 24	15,000	$138.38	—	$260,000
May 25 through June 28	—	$—	—	$260,000
Total	300,000	$140.07	—
(1) During the three months ended June 28, 2020, 300,000 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of June 28, 2020, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

The Hershey Company | Q2 2020 Form 10-Q | Page 50

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

The Hershey Company | Q2 2020 Form 10-Q | Page 51

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 23, 2020	/s/ Steven E. Voskuil
Steven E. Voskuil
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

The Hershey Company | Q2 2020 Form 10-Q | Page 52