Form 10-Q
period 2020-09-27
HERSHEY CO
filed 2020-11-06
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020
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
Common Stock, one dollar par value—147,529,729 shares, as of October 30, 2020.
Class B Common Stock, one dollar par value—60,613,777 shares, as of October 30, 2020.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended September 27, 2020

The Hershey Company | Q3 2020 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales	$2,219,829	$2,134,422	$5,964,475	$5,918,127
Cost of sales	1,139,805	1,191,104	3,225,277	3,207,561
Gross profit	1,080,024	943,318	2,739,198	2,710,566
Selling, marketing and administrative expense	468,614	481,363	1,352,947	1,388,729
Long-lived asset impairment charges	—	—	9,143	4,741
Business realignment costs (benefits)	—	1,140	(475)	7,342
Operating profit	611,410	460,815	1,377,583	1,309,754
Interest expense, net	37,258	35,456	111,592	106,690
Other (income) expense, net	11,644	17,999	34,394	36,601
Income before income taxes	562,508	407,360	1,231,597	1,166,463
Provision for income taxes	115,250	82,178	247,514	224,129
Net income including noncontrolling interest	447,258	325,182	984,083	942,334
Less: Net loss attributable to noncontrolling interest	(25)	(125)	(3,238)	(171)
Net income attributable to The Hershey Company	$447,283	$325,307	$987,321	$942,505

Net income per share—basic:
Common stock	$2.21	$1.59	$4.87	$4.62
Class B common stock	$2.00	$1.45	$4.42	$4.19

Net income per share—diluted:
Common stock	$2.14	$1.54	$4.71	$4.47
Class B common stock	$2.00	$1.44	$4.40	$4.18

Dividends paid per share:
Common stock	$0.804	$0.773	$2.350	$2.217
Class B common stock	$0.731	$0.702	$2.135	$2.014

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Nine Months Ended
	September 27, 2020			September 29, 2019			September 27, 2020			September 29, 2019
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$447,258			$325,182			$984,083			$942,334
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$7,050	$—	7,050	$(7,604)	$—	(7,604)	$(41,242)	$—	(41,242)	$3,475	$—	3,475
Pension and post-retirement benefit plans:
Net actuarial gain (loss) and prior service cost	3,204	(758)	2,446	10,020	(2,465)	7,555	(13,481)	3,195	(10,286)	10,020	(2,465)	7,555
Reclassification to earnings	4,945	(452)	4,493	11,537	(2,755)	8,782	18,242	(3,183)	15,059	24,975	(6,335)	18,640
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(807)	441	(366)	1,045	(521)	524	5,249	174	5,423	(2,291)	1,327	(964)
Reclassification to earnings	2,341	(578)	1,763	3,331	(400)	2,931	5,638	(2,508)	3,130	6,164	(2,176)	3,988
Total other comprehensive income (loss), net of tax	$16,733	$(1,347)	15,386	$18,329	$(6,141)	12,188	$(25,594)	$(2,322)	(27,916)	$42,343	$(9,649)	32,694
Total comprehensive income including noncontrolling interest			$462,644			$337,370			$956,167			$975,028
Comprehensive income (loss) attributable to noncontrolling interest			475			(532)			(2,813)			(116)
Comprehensive income attributable to The Hershey Company			$462,169			$337,902			$958,980			$975,144

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 27, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,205,889	$493,262
Accounts receivable—trade, net	829,513	568,509
Inventories	958,483	815,251
Prepaid expenses and other	213,211	240,080
Total current assets	3,207,096	2,117,102
Property, plant and equipment, net	2,183,376	2,153,139
Goodwill	1,981,503	1,985,955
Other intangibles	1,303,788	1,341,166
Other non-current assets	554,111	512,000
Deferred income taxes	25,160	31,033
Total assets	$9,255,034	$8,140,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$589,586	$550,828
Accrued liabilities	730,947	702,372
Accrued income taxes	73,652	19,921
Short-term debt	45,680	32,282
Current portion of long-term debt	788,328	703,390
Total current liabilities	2,228,193	2,008,793
Long-term debt	4,093,172	3,530,813
Other long-term liabilities	653,587	655,777
Deferred income taxes	211,269	200,018
Total liabilities	7,186,221	6,395,401

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2020 and 2019	—	—
Common stock, shares issued: 160,939,248 at September 27, 2020 and December 31, 2019	160,939	160,939
Class B common stock, shares issued: 60,613,777 at September 27, 2020 and December 31, 2019	60,614	60,614
Additional paid-in capital	1,169,583	1,142,210
Retained earnings	1,800,186	1,290,461
Treasury—common stock shares, at cost: 13,426,093 at September 27, 2020 and 12,723,592 at December 31, 2019	(773,161)	(591,036)
Accumulated other comprehensive loss	(352,307)	(323,966)
Total—The Hershey Company stockholders’ equity	2,065,854	1,739,222
Noncontrolling interest in subsidiary	2,959	5,772
Total stockholders’ equity	2,068,813	1,744,994
Total liabilities and stockholders’ equity	$9,255,034	$8,140,395

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Operating Activities
Net income including noncontrolling interest	$984,083	$942,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,689	218,841
Stock-based compensation expense	37,897	39,579
Deferred income taxes	7,237	6,451
Impairment of long-lived assets (see Note 6)	9,143	4,741
Write-down of equity investments	29,257	18,564
Other	42,623	34,386
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(275,649)	(240,457)
Inventories	(151,919)	(174,514)
Prepaid expenses and other current assets	7,629	(3,545)
Accounts payable and accrued liabilities	132,265	108,169
Accrued income taxes	77,970	39,871
Contributions to pension and other benefit plans	(12,238)	(13,859)
Other assets and liabilities	(10,721)	12,826
Net cash provided by operating activities	1,095,266	993,387
Investing Activities
Capital additions (including software)	(292,051)	(236,599)
Equity investments in tax credit qualifying partnerships	(46,438)	(52,658)
Business acquisitions, net of cash and cash equivalents acquired	—	(401,461)
Other investing activities	(2,765)	(6,923)
Net cash used in investing activities	(341,254)	(697,641)
Financing Activities
Net increase in short-term debt	13,398	80,707
Long-term borrowings, net of debt issuance costs	989,876	5,116
Repayment of long-term debt and finance leases	(353,136)	(4,895)
Cash dividends paid	(478,018)	(453,210)
Repurchase of common stock	(211,196)	(445,870)
Exercise of stock options	19,111	235,328
Net cash used in financing activities	(19,965)	(582,824)
Effect of exchange rate changes on cash and cash equivalents	(10,737)	1,716
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	723,310	(285,362)
Less: Increase in cash and cash equivalents classified as held for sale (see Note 8)	(10,683)	—
Net increase (decrease) in cash and cash equivalents	712,627	(285,362)
Cash and cash equivalents, beginning of period	493,262	587,998
Cash and cash equivalents, end of period	$1,205,889	$302,636
Supplemental Disclosure
Interest paid	$103,009	$105,164
Income taxes paid	165,214	162,757

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended September 27, 2020 and September 29, 2019
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, June 28, 2020	—	160,939	60,614	1,161,878	1,516,543	(779,176)	(367,193)	2,484	1,756,089
Net income (loss)					447,283			(25)	447,258
Other comprehensive income							14,886	500	15,386
Dividends (including dividend equivalents):
Common Stock, $0.804 per share					(119,332)				(119,332)
Class B Common Stock, $0.731 per share					(44,308)				(44,308)
Stock-based compensation				12,153					12,153
Exercise of stock options and incentive-based transactions				(4,448)		6,015			1,567
Balance, September 27, 2020	$—	$160,939	$60,614	$1,169,583	$1,800,186	$(773,161)	$(352,307)	$2,959	$2,068,813

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, June 30, 2019	—	299,287	60,614	1,075,187	7,358,277	(6,781,509)	(336,736)	8,961	1,684,081
Net income (loss)					325,307			(125)	325,182
Other comprehensive income (loss)							12,595	(407)	12,188
Dividends (including dividend equivalents):
Common Stock, $0.773 per share					(115,380)				(115,380)
Class B Common Stock, $0.702 per share					(42,551)				(42,551)
Stock-based compensation				15,583					15,583
Exercise of stock options and incentive-based transactions				39,723		34,206			73,929
Repurchase of common stock						(191,441)			(191,441)
Balance, September 29, 2019	$—	$299,287	$60,614	$1,130,493	$7,525,653	$(6,938,744)	$(324,141)	$8,429	$1,761,591

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended September 27, 2020 and September 29, 2019
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2019	—	160,939	60,614	1,142,210	1,290,461	(591,036)	(323,966)	5,772	1,744,994
Net income (loss)					987,321			(3,238)	984,083
Other comprehensive income (loss)							(28,341)	425	(27,916)
Dividends (including dividend equivalents):
Common Stock, $2.350 per share					(348,186)				(348,186)
Class B Common Stock, $2.135 per share					(129,410)				(129,410)
Stock-based compensation				37,333					37,333
Exercise of stock options and incentive-based transactions				(9,960)		29,071			19,111
Repurchase of common stock						(211,196)			(211,196)
Balance, September 27, 2020	$—	$160,939	$60,614	$1,169,583	$1,800,186	$(773,161)	$(352,307)	$2,959	$2,068,813

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					942,505			(171)	942,334
Other comprehensive income							32,639	55	32,694
Dividends (including dividend equivalents):
Common Stock, $2.217 per share					(330,709)				(330,709)
Class B Common Stock, $2.014 per share					(122,076)				(122,076)
Stock-based compensation				38,711					38,711
Exercise of stock options and incentive-based transactions				109,577		125,751			235,328
Repurchase of common stock						(445,870)			(445,870)
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, September 29, 2019	$—	$299,287	$60,614	$1,130,493	$7,525,653	$(6,938,744)	$(324,141)	$8,429	$1,761,591

See Notes to Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 7

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
Operating results for the quarter ended September 27, 2020 may not be indicative of the results that may be expected for the year ending December 31, 2020 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 (our “2019 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
COVID-19
On March 11, 2020, the World Health Organization designated the novel coronavirus ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. To date, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
In late May and early June, many state governments began a phased reopening of their economies. These phased approaches promoted limited food service offerings, outdoor dining, increased travel and the reopening of retailing establishments while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. As a result, we experienced an increase in our net sales and earnings per share during the third quarter of 2020.
While recent reopening approaches have made a short-term positive impact on local and state economies and the United States unemployment rate, certain states have modified reopening plans as new cases of COVID-19 have been on the rise in recent weeks, leading to new trends in outbreaks and hotspots. Additionally, there are concerns regarding another new wave of COVID-19 as the weather gets cooler and gatherings begin to move indoors.
We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy. Therefore, we do not consider COVID-19 to be a triggering event to accelerate our annual impairments tests. We evaluated our goodwill and indefinite-lived intangible assets and determined there were no interim triggering events as it was not more likely than not that the fair value of our reporting units and indefinite-lived intangible assets would be less than their respective carrying amounts. Additionally, we evaluated our long-lived assets, including our property, plant and equipment, lease right-of-use assets and other intangible assets, noting no indicators of impairment.
The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal,

The Hershey Company | Q3 2020 Form 10-Q | Page 8

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

state and local government actions taken in response. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.
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

The Hershey Company | Q3 2020 Form 10-Q | Page 9

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

The Hershey Company | Q3 2020 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended September 27, 2020 are as follows:

	North America	International and Other	Total
Balance at December 31, 2019	$1,967,466	$18,489	$1,985,955
Measurement period adjustments (see Note 2)	825	—	825
Foreign currency translation	(3,397)	(1,880)	(5,277)
Balance at September 27, 2020	$1,964,894	$16,609	$1,981,503

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	September 27, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,208,552	$(95,547)	$1,212,172	$(73,262)
Customer-related	202,431	(45,664)	207,749	(40,544)
Patents	8,138	(8,083)	16,711	(16,525)
Total	1,419,121	(149,294)	1,436,632	(130,331)

Intangible assets not subject to amortization:
Trademarks	33,961		34,865
Total other intangible assets	$1,303,788		$1,341,166
Total amortization expense for the three months ended September 27, 2020 and September 29, 2019 was $11,618 and $12,684, respectively. Total amortization expense for the nine months ended September 27, 2020 and September 29, 2019 was $34,838 and $37,593, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. This facility is scheduled to expire on July 2, 2024; however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility.
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of September 27, 2020, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $45,680 at September 27, 2020 and $32,282 at December 31, 2019. Commitment fees relating to our revolving credit facility and lines of credit are not material.

At September 27, 2020 and December 31, 2019, we had no outstanding commercial paper.

The Hershey Company | Q3 2020 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	September 27, 2020	December 31, 2019
2.900% Notes (1)	May 15, 2020	$—	$350,000
4.125% Notes	December 1, 2020	350,000	350,000
8.800% Debentures	February 15, 2021	84,715	84,715
3.100% Notes	May 15, 2021	350,000	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes (2)	June 1, 2025	300,000	—
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes (2)	June 1, 2030	350,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes (2)	June 1, 2050	350,000	—
Finance lease obligations (see Note 7)		79,621	79,643
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(26,475)	(23,794)
Total long-term debt		4,881,500	4,234,203
Less—current portion		788,328	703,390
Long-term portion		$4,093,172	$3,530,813
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
Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Interest expense	$39,720	$37,845	$119,496	$117,700
Capitalized interest	(1,664)	(1,510)	(4,745)	(4,158)
Interest expense	38,056	36,335	114,751	113,542
Interest income	(798)	(879)	(3,159)	(6,852)
Interest expense, net	$37,258	$35,456	$111,592	$106,690

The Hershey Company | Q3 2020 Form 10-Q | Page 12

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $594,041 as of September 27, 2020 and $589,662 as of December 31, 2019.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real and Malaysian ringgit. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $106,753 at September 27, 2020 and $65,826 at December 31, 2019. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $35,488 at September 27, 2020 and $50,831 at December 31, 2019. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. We had one interest rate derivative instrument in a fair value hedging relationship with a notional amount of $350,000 at September 27, 2020 and December 31, 2019.
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

The Hershey Company | Q3 2020 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at September 27, 2020 and December 31, 2019 was $27,719 and $28,187, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of September 27, 2020 and December 31, 2019:

	September 27, 2020		December 31, 2019
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$3,367	$55	$1,235	$1,779

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	5,098	—	555	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	213	7,286	9,080	626
Deferred compensation derivatives	2,437	—	2,557	—
Foreign exchange contracts	—	805	1,496	—
	2,650	8,091	13,133	626
Total	$11,115	$8,146	$14,923	$2,405

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of September 27, 2020, amounts reflected on a net basis in liabilities were assets of $70,064 and liabilities of $74,530, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2019 were assets of $46,075 and liabilities of $37,606. At September 27, 2020 and December 31, 2019, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended September 27, 2020 and September 29, 2019 was as follows:

The Hershey Company | Q3 2020 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI ("AOCI") into income (b)

	2020	2019	2020	2019	2020	2019
Commodities futures and options	$74,279	$(9,043)	$—	$—	$—	$—
Foreign exchange contracts	1,404	(1,224)	(807)	1,045	3	(987)
Interest rate swap agreements	—	—	—	—	(2,344)	(2,344)
Deferred compensation derivatives	2,437	165	—	—	—	—
Total	$78,120	$(10,102)	$(807)	$1,045	$(2,341)	$(3,331)

The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended September 27, 2020 and September 29, 2019 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI		Gains (losses) reclassified from AOCI into income (b)

	2020	2019	2020	2019	2020	2019
Commodities futures and options	$(189)	$19,847	$—	$—	$—	$—
Foreign exchange contracts	(2,472)	(1,535)	5,249	(2,291)	1,393	919
Interest rate swap agreements	—	—	—	—	(7,031)	(7,083)
Deferred compensation derivatives	1,304	4,181	—	—	—	—
Total	$(1,357)	$22,493	$5,249	$(2,291)	$(5,638)	$(6,164)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $6,062 as of September 27, 2020. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of September 27, 2020 and December 31, 2019.

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets
	September 27, 2020	December 31, 2019	September 27, 2020	December 31, 2019
Long-term debt	$(344,902)	$(349,445)	$5,098	$555
For the three months ended September 27, 2020 and September 29, 2019, we recognized a net pretax benefit to interest expense of $1,389 and net incremental interest expense of $458, respectively, relating to our fixed-to-floating interest swap arrangements. For the nine months ended September 27, 2020 and September 29, 2019, we recognized a net

The Hershey Company | Q3 2020 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

pretax benefit to interest expense of $2,148 and net incremental interest expense of $1,672, respectively, relating to our fixed-to-floating interest swap arrangements.
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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of September 27, 2020 and December 31, 2019:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
September 27, 2020:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$3,367	$—	$3,367
Interest rate swap agreements (2)	—	5,098	—	5,098
Deferred compensation derivatives (3)	—	2,437	—	2,437
Commodities futures and options (4)	213	—	—	213
Liabilities:
Foreign exchange contracts (1)	—	860	—	860
Commodities futures and options (4)	7,286	—	—	7,286
December 31, 2019:
Assets:
Foreign exchange contracts (1)	$—	$2,731	$—	$2,731
Interest rate swap agreements (2)	—	555	—	555
Deferred compensation derivatives (3)	—	2,557	—	2,557
Commodities futures and options (4)	9,080	—	—	9,080
Liabilities:
Foreign exchange contracts (1)	—	1,779	—	1,779
Commodities futures and options (4)	626	—	—	626
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

The Hershey Company | Q3 2020 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(3)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(4)The fair value of commodities futures and options contracts is based on quoted market prices.
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of September 27, 2020 and December 31, 2019 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	September 27, 2020	December 31, 2019	September 27, 2020	December 31, 2019
Current portion of long-term debt	$799,470	$712,863	$788,328	$703,390
Long-term debt	4,433,329	3,656,540	4,093,172	3,530,813
Total	$5,232,799	$4,369,403	$4,881,500	$4,234,203
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2020 Activity
During the first nine months ended September 27, 2020, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

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

The Hershey Company | Q3 2020 Form 10-Q | Page 17

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
As a result of the impact of COVID-19 on our ability to operate certain parts of our business, during the nine months ended September 27, 2020, we received immaterial rent concessions primarily on select office space. We will continue to evaluate the nature and extent of potential COVID-19 impacts on our lease agreements.
The components of lease expense for the three months ended September 27, 2020 and September 29, 2019 were as follows:

		Three Months Ended
Lease expense	Classification	September 27, 2020	September 29, 2019
Operating lease cost	Cost of sales or SM&A (1)	$11,485	$10,623
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,959	1,799
Interest on lease liabilities	Interest expense, net	1,106	1,106
Net lease cost (2)		$14,550	$13,528
The components of lease expense for the nine months ended September 27, 2020 and September 29, 2019 were as follows:

		Nine Months Ended
Lease expense	Classification	September 27, 2020	September 29, 2019
Operating lease cost	Cost of sales or SM&A (1)	$32,702	$31,110
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	5,938	5,617
Interest on lease liabilities	Interest expense, net	3,340	3,319
Net lease cost (2)		$41,980	$40,046
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

The Hershey Company | Q3 2020 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Information regarding our lease terms and discount rates were as follows:

	September 27, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	12.6	14.3
Finance leases	30.5	31.4

Weighted-average discount rate
Operating leases	3.8%	3.8%
Finance leases	5.9%	6.0%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	September 27, 2020	December 31, 2019
Assets
Operating lease ROU assets	Other non-current assets	$229,766	$220,678

Finance lease ROU assets, at cost	Property, plant and equipment, gross	100,004	101,142
Accumulated amortization	Accumulated depreciation	(8,403)	(7,225)
Finance lease ROU assets, net	Property, plant and equipment, net	91,601	93,917

Total leased assets		$321,367	$314,595

Liabilities
Current
Operating	Accrued liabilities	$35,197	$29,209
Finance	Current portion of long-term debt	4,412	4,079
Non-current
Operating	Other long-term liabilities	187,709	184,163
Finance	Long-term debt	75,209	75,564
Total lease liabilities		$302,527	$293,015

The maturity of our lease liabilities as of September 27, 2020 were as follows:

	Operating leases	Finance leases	Total
2020 (rest of year)	$10,526	$2,129	$12,655
2021	42,447	7,938	50,385
2022	28,568	6,328	34,896
2023	18,391	4,637	23,028
2024	14,797	4,594	19,391
Thereafter	173,371	165,336	338,707
Total lease payments	288,100	190,962	479,062
Less: Imputed interest	65,194	111,341	176,535
Total lease liabilities	$222,906	$79,621	$302,527

The Hershey Company | Q3 2020 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,010	$29,054
Operating cash flows from finance leases	3,341	3,319
Financing cash flows from finance leases	3,136	2,761

ROU assets obtained in exchange for lease liabilities:
Operating leases	$36,629	$21,998
Finance leases	2,076	3,498

8. ASSETS AND LIABILITIES HELD FOR SALE
As of September 27, 2020, the following disposal group has been classified as held for sale and stated at the lower of net book value or estimated sales value less costs to sell:
•The Lotte Shanghai Foods Co., Ltd. ("LSFC") joint venture, which was taken out of operation and classified as held for sale during the second quarter of 2018. In October 2020, we entered into a definitive agreement to divest LSFC. The transaction is subject to government approval and other customary closing conditions and is expected to close in the fourth quarter of 2020. Total proceeds from the sale of LSFC, net of cash divested, are expected to be immaterial.
The amounts classified as assets and liabilities held for sale at September 27, 2020 are not significant.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Selling, marketing and administrative expense	$—	$466	$2,645	$1,126
Business realignment costs (benefits)	—	1,140	(475)	7,342
Costs associated with business realignment activities	$—	$1,606	$2,170	$8,468
Costs recorded by program during the three and nine months ended September 27, 2020 and September 29, 2019 related to these activities were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Margin for Growth Program:
Severance	$—	$—	$(653)	$5,823
Other program costs	—	1,606	2,823	2,645
Total	$—	$1,606	$2,170	$8,468

The Hershey Company | Q3 2020 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents the liability activity for costs qualifying as exit and disposal costs for the nine months ended September 27, 2020:

Total
Liability balance at December 31, 2019	$9,118
2020 business realignment charges (1)	2,170
Cash payments	(8,920)
Liability balance at September 27, 2020 (reported within accrued liabilities)	$2,368

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
Margin for Growth Program
In the first quarter 2017, the Company's Board of Directors ("Board") unanimously approved several initiatives under a single program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
We recognized total costs of $2,170 associated with the Margin for Growth Program for the six months ended June 28, 2020, at which time the program was completed. For the three and nine months ended September 29, 2019, we recognized total costs associated with the Margin for Growth Program of $1,606 and $8,468, respectively. These charges included employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing our global supply chain. In addition, we incurred other program costs, which related primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the nine months ended September 27, 2020 and September 29, 2019 were 20.1% and 19.2%, respectively. Relative to the statutory rate, the 2020 effective tax rate was impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes.
Hershey and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway, including multi-year audits at various stages of review in Malaysia, Mexico and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $3,236 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three and nine months ended September 27, 2020.

The Hershey Company | Q3 2020 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended September 27, 2020 and September 29, 2019 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$5,431	$5,209	$39	$39
Interest cost	6,125	9,153	1,508	1,958
Expected return on plan assets	(13,243)	(13,494)	—	—
Amortization of prior service (credit) cost	(1,823)	(1,808)	75	203
Amortization of net loss (gain)	7,026	8,421	(10)	(96)
Settlement loss	1,282	4,817	—	—
Total net periodic benefit cost	$4,798	$12,298	$1,612	$2,104

We made contributions of $748 and $3,157 to the pension plans and other benefits plans, respectively, during the third quarter of 2020. In the third quarter of 2019, we made contributions of $901 and $4,039 to our pension plans and other benefit plans, respectively. The contributions in 2020 and 2019 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.
The components of net periodic benefit cost for the nine months ended September 27, 2020 and September 29, 2019 were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$16,274	$15,626	$119	$114
Interest cost	20,081	27,459	4,520	5,876
Expected return on plan assets	(39,553)	(40,483)	—	—
Amortization of prior service (credit) cost	(5,474)	(5,425)	225	609
Amortization of net loss (gain)	20,190	25,262	(29)	(288)
Settlement loss	4,935	4,817	—	—
Total net periodic benefit cost	$16,453	$27,256	$4,835	$6,311

We made contributions of $1,753 and $10,485 to the pension plans and other benefits plans, respectively, during the first nine months of 2020. In the first nine months of 2019, we made contributions of $2,071 and $11,788 to our pension plans and other benefit plans, respectively. The contributions in 2020 and 2019 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

The Hershey Company | Q3 2020 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During the second and third quarters of 2020, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company as a result of the Margin for Growth Program. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan's anticipated annual service and interest costs. In connection with the third quarter 2020 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 78 basis points lower than the rate as of December 31, 2019 and an expected rate of return on plan assets of 5.3%.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Pre-tax compensation expense	$12,407	$15,867	$37,897	$39,579
Related income tax benefit	2,723	5,317	7,617	7,639
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of September 27, 2020, total stock-based compensation expense related to non-vested awards not yet recognized was $61,679 and the weighted-average period over which this amount is expected to be recognized was approximately 2.0 years.

The Hershey Company | Q3 2020 Form 10-Q | Page 23

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
A summary of activity relating to grants of stock options for the period ended September 27, 2020 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	2,420,461	$97.80	5.7 years
Granted	15,260	$157.32
Exercised	(470,308)	$92.41
Forfeited	(40,549)	$102.49
Outstanding as of September 27, 2020	1,924,864	$99.49	5.1 years	$77,326
Options exercisable as of September 27, 2020	1,475,833	$98.02	4.4 years	$61,246

The weighted-average fair value of options granted was $21.31 and $15.25 per share for the periods ended September 27, 2020 and September 29, 2019, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Dividend yields	2.1%	2.7%
Expected volatility	17.5%	17.0%
Risk-free interest rates	1.3%	2.5%
Expected term in years	6.7	6.5
The total intrinsic value of options exercised was $27,394 and $110,304 for the periods ended September 27, 2020 and September 29, 2019, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the nine months ended September 27, 2020 and September 29, 2019 can range from 0% to 250% of the targeted amounts.

The Hershey Company | Q3 2020 Form 10-Q | Page 24

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
During the nine months ended September 27, 2020 and September 29, 2019, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended September 27, 2020 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,089,916	$112.52
Granted	340,526	$162.08
Performance assumption change (1)	(65,066)	$149.73
Vested	(350,776)	$108.83
Forfeited	(115,570)	$120.19
Outstanding as of September 27, 2020	899,030	$133.85
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

	Nine Months Ended
	September 27, 2020	September 29, 2019
Units granted	340,526	478,145
Weighted-average fair value at date of grant	$162.08	$115.29
Monte Carlo simulation assumptions:
Estimated values	$80.08	$48.40
Dividend yields	2.0%	2.6%
Expected volatility	17.3%	20.3%

The fair value of shares vested totaled $52,181 and $48,355 for the periods ended September 27, 2020 and September 29, 2019, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 251,246 units as of September 27, 2020. Each unit is equivalent to one share of the Company’s Common Stock.

The Hershey Company | Q3 2020 Form 10-Q | Page 25

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
For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM as well as the measure of segment performance used for incentive compensation purposes.
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

The Hershey Company | Q3 2020 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales:
North America	$2,014,152	$1,894,033	$5,442,760	$5,269,031
International and Other	205,677	240,389	521,715	649,096
Total	$2,219,829	$2,134,422	$5,964,475	$5,918,127

Segment income:
North America	$647,109	$570,388	$1,726,251	$1,606,047
International and Other	24,477	39,444	36,512	81,631
Total segment income	671,586	609,832	1,762,763	1,687,678
Unallocated corporate expense (1)	131,934	135,273	363,384	378,162
Unallocated mark-to-market (gains) losses on commodity derivatives	(71,758)	12,138	10,483	(13,447)
Long-lived asset impairment charges (see Note 6)	—	—	9,143	4,741
Costs associated with business realignment activities (see Note 9)	—	1,606	2,170	8,468
Operating profit	611,410	460,815	1,377,583	1,309,754
Interest expense, net (see Note 4)	37,258	35,456	111,592	106,690
Other (income) expense, net (see Note 18)	11,644	17,999	34,394	36,601
Income before income taxes	$562,508	$407,360	$1,231,597	$1,166,463
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
Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(74,279)	$9,043	$189	$(19,847)
Net gains on commodity derivative positions reclassified from unallocated to segment income	2,521	3,095	10,294	6,400
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(71,758)	$12,138	$10,483	$(13,447)
As of September 27, 2020, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $58,484. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $28,708 to segment operating results in the next twelve months.

The Hershey Company | Q3 2020 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
North America	$56,518	$56,895	$164,599	$165,977
International and Other	6,956	7,202	21,202	21,866
Corporate	11,691	10,398	31,888	30,998
Total	$75,165	$74,495	$217,689	$218,841

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales:
United States	$1,914,316	$1,797,576	$5,185,858	$5,019,119
All other countries	305,513	336,846	778,617	899,008
Total	$2,219,829	$2,134,422	$5,964,475	$5,918,127

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

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net sales:
Confectionery and confectionery-based portfolio	$2,078,582	$2,022,641	$5,578,997	$5,609,796
Snacks portfolio	141,247	111,781	385,478	308,331
Total	$2,219,829	$2,134,422	$5,964,475	$5,918,127

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended September 27, 2020
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	951,138	$150,000
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	450,000	61,196
Total share repurchases	1,401,138	211,196
Shares issued for stock options and incentive compensation	(698,637)	(29,071)
Net change	702,501	$182,125

The Hershey Company | Q3 2020 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of September 27, 2020, $260,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST
Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in LSFC, a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners. As discussed in Note 8, in October 2020, we entered into a definitive agreement to divest LSFC.
A roll-forward showing the 2020 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2019	$5,772
Net loss attributable to noncontrolling interest	(3,238)
Other comprehensive income - foreign currency translation adjustments	425
Balance, September 27, 2020	$2,959
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

The Hershey Company | Q3 2020 Form 10-Q | Page 29

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

	Three Months Ended
	September 27, 2020		September 29, 2019
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$119,431	$44,308	$115,176	$42,551
Allocation of undistributed earnings	206,491	77,053	122,424	45,156
Total earnings—basic	$325,922	$121,361	$237,600	$87,707

Denominator (shares in thousands):
Total weighted-average shares—basic	147,688	60,614	149,239	60,614

Earnings Per Share—basic	$2.21	$2.00	$1.59	$1.45

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$325,922	$121,361	$237,600	$87,707
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	121,361	—	87,707	—
Reallocation of undistributed earnings	—	(317)	—	(320)
Total earnings—diluted	$447,283	$121,044	$325,307	$87,387

Denominator (shares in thousands):
Number of shares used in basic computation	147,688	60,614	149,239	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	557	—	949	—
Performance and restricted stock units	281	—	510	—
Total weighted-average shares—diluted	209,140	60,614	211,312	60,614

Earnings Per Share—diluted	$2.14	$2.00	$1.54	$1.44

The earnings per share calculations for the three months ended September 27, 2020 excluded 15 stock options (in thousands) that would have been antidilutive. There were no antidilutive stock options for the three months ended September 29, 2019.

The Hershey Company | Q3 2020 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	September 27, 2020		September 29, 2019
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$348,608	$129,410	$331,134	$122,076
Allocation of undistributed earnings	371,084	138,219	357,259	132,036
Total earnings—basic	$719,692	$267,629	$688,393	$254,112

Denominator (shares in thousands):
Total weighted-average shares—basic	147,845	60,614	148,989	60,614

Earnings Per Share—basic	$4.87	$4.42	$4.62	$4.19

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$719,692	$267,629	$688,393	$254,112
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	267,629	—	254,112	—
Reallocation of undistributed earnings	—	(654)	—	(781)
Total earnings—diluted	$987,321	$266,975	$942,505	$253,331

Denominator (shares in thousands):
Number of shares used in basic computation	147,845	60,614	148,989	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	599	—	783	—
Performance and restricted stock units	366	—	431	—
Total weighted-average shares—diluted	209,424	60,614	210,817	60,614

Earnings Per Share—diluted	$4.71	$4.40	$4.47	$4.18
The earnings per share calculations for the nine months ended September 27, 2020 and September 29, 2019 excluded 15 and 1,476 stock options (in thousands), respectively, that would have been antidilutive.

The Hershey Company | Q3 2020 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Write-down of equity investments in partnership qualifying for historic and solar tax credits (see Note 10)	$10,707	$8,779	$29,257	$18,564
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	940	9,154	4,895	17,827
Other (income) expense, net	(3)	66	242	210
Total	$11,644	$17,999	$34,394	$36,601

The Hershey Company | Q3 2020 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	September 27, 2020	December 31, 2019
Inventories:
Raw materials	$326,556	$271,125
Goods in process	120,132	98,842
Finished goods	686,999	614,698
Inventories at FIFO	1,133,687	984,665
Adjustment to LIFO	(175,204)	(169,414)
Total inventories	$958,483	$815,251

Prepaid expenses and other:
Prepaid expenses	$56,115	$84,058
Other current assets	157,096	156,022
Total prepaid expenses and other	$213,211	$240,080

Property, plant and equipment:
Land	$116,334	$105,627
Buildings	1,369,028	1,298,985
Machinery and equipment	3,156,300	3,120,003
Construction in progress	196,930	209,788
Property, plant and equipment, gross	4,838,592	4,734,403
Accumulated depreciation	(2,655,216)	(2,581,264)
Property, plant and equipment, net	$2,183,376	$2,153,139

Other non-current assets:
Capitalized software, net	$175,138	$153,842
Operating lease ROU assets	229,766	220,678
Other non-current assets	149,207	137,480
Total other non-current assets	$554,111	$512,000

Accrued liabilities:
Payroll, compensation and benefits	$191,119	$230,518
Advertising, promotion and product allowances	329,429	279,440
Operating lease liabilities	35,197	29,209
Other	175,202	163,205
Total accrued liabilities	$730,947	$702,372

Other long-term liabilities:
Post-retirement benefits liabilities	$204,908	$211,206
Pension benefits liabilities	56,383	58,773
Operating lease liabilities	187,709	184,163
Other	204,587	201,635
Total other long-term liabilities	$653,587	$655,777

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(125,371)	$(83,704)
Pension and post-retirement benefit plans, net of tax	(184,414)	(189,187)
Cash flow hedges, net of tax	(42,522)	(51,075)
Total accumulated other comprehensive loss	$(352,307)	$(323,966)

The Hershey Company | Q3 2020 Form 10-Q | Page 33

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2019 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020, and our Current Report on Form 8-K filed May 27, 2020 for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:
•Overview
•Trends Affecting Our Business
•Consolidated Results of Operations
•Segment Results
•Liquidity and Capital Resources
•Safe Harbor Statement
OVERVIEW
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States ("U.S.") and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 80 brand names in approximately 85 countries worldwide.
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
TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated the novel coronavirus ("COVID-19") as a global pandemic. COVID-19 was first detected in Wuhan City, Hubei Province, China and continued to spread, significantly impacting various markets around the world, including the U.S. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

Local, state and national governments continue to emphasize the importance of food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. Employee safety is our first priority, and as a result, we put preparedness plans in place at our manufacturing facilities. Our manufacturing facilities are currently open; however, we have adjusted shift schedules, enforced social distancing, increased sanitation and adjusted time and attendance policies for worker absenteeism. Our sales teams continue to support community food supplies, while adhering to social distancing guidelines, implementing flexible hours, reducing

The Hershey Company | Q3 2020 Form 10-Q | Page 34

person-to-person interaction and increasing safety measures. At the onset of the pandemic, the Company temporarily closed all Hershey's Chocolate World stores in the U.S. (3 locations), Niagara Falls (Ontario) and Singapore; however, since July, all locations were re-opened on a limited capacity basis with increased safety measures and enforced social distancing.

In June, we commenced a phased in approach to reopen our corporate headquarters in Hershey, Pennsylvania and other select offices with increased safety protocols. We have successfully onboarded several teams; however, occupancy levels remain low as we continue to monitor the latest COVID-19 related public health and government guidance. As a result, a majority of our office-based employees continue to work remotely where possible. We have crisis management teams in place to monitor the continually evolving situation and recommending risk mitigation actions as deemed necessary. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Our most recent liquidity measures include the $1 billion Notes issuance in May 2020 with varying rates ranging from 0.900% to 2.650% and maturity dates ranging from 2025 to 2050. Additionally, we continue to limit discretionary spending across the organization and re-prioritize our capital projects amid the COVID-19 pandemic. We plan to move forward with our new global enterprise resource planning (“ERP”) system implementation and supply chain capacity projects, as these investments are of strategic importance to our long-term growth. However, as previously announced, we did selectively pause certain aspects of the ERP system implementation due to resource constraints and challenges associated with the critical design phase during these uncertain times. We expect this to delay our overall ERP implementation by approximately one year.

In late May and early June, many state governments began a phased reopening of their economies. These phased approaches promoted limited food service offerings, outdoor dining, increased travel and the reopening of retailing establishments while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. As a result, we experienced an increase in our net sales and income during the three and nine months ended September 27, 2020. Unfavorable impacts from COVID-19 were primarily limited to our International and Other segment (see Segment Results included in this MD&A). We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy.

While recent reopening approaches have made a short-term positive impact on local and state economies and the U.S. unemployment rate, certain states have modified reopening plans as new cases of COVID-19 have been on the rise in recent weeks, leading to new trends in outbreaks and hotspots. Additionally, there are concerns regarding another new wave of COVID-19 as the weather gets cooler and gatherings begin to move indoors. Based on the length and severity of COVID-19, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

The Hershey Company | Q3 2020 Form 10-Q | Page 35

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	September 27, 2020	September 29, 2019	Percent Change	September 27, 2020	September 29, 2019	Percent Change
In millions of dollars except per share amounts
Net Sales	$2,219.8	$2,134.4	4.0%	$5,964.5	$5,918.1	0.8%
Cost of Sales	1,139.8	1,191.1	(4.3)%	3,225.3	3,207.6	0.6%
Gross Profit	1,080.0	943.3	14.5%	2,739.2	2,710.5	1.1%
Gross Margin	48.7%	44.2%		45.9%	45.8%
SM&A Expense	468.6	481.4	(2.6)%	1,353.0	1,388.7	(2.6)%
SM&A Expense as a percent of net sales	21.1%	22.6%		22.7%	23.5%
Long-Lived Asset Impairment Charges	—	—	NM	9.1	4.7	92.8%
Business Realignment Costs (Benefits)	—	1.1	(100.0)%	(0.5)	7.3	(106.5)%
Operating Profit	611.4	460.8	32.7%	1,377.6	1,309.8	5.2%
Operating Profit Margin	27.5%	21.6%		23.1%	22.1%
Interest Expense, Net	37.3	35.5	5.1%	111.6	106.7	4.6%
Other (Income) Expense, Net	11.6	18.0	(35.3)%	34.4	36.6	(6.0)%
Provision for Income Taxes	115.2	82.1	40.2%	247.5	224.2	10.4%
Effective Income Tax Rate	20.5%	20.2%		20.1%	19.2%
Net Income Including Noncontrolling Interest	447.3	325.2	37.5%	984.1	942.3	4.4%
Less: Net Loss Attributable to Noncontrolling Interest	—	(0.1)	(80.0)%	(3.2)	(0.2)	1,793.6%
Net Income Attributable to The Hershey Company	$447.3	$325.3	37.5%	$987.3	$942.5	4.8%
Net Income Per Share—Diluted	$2.14	$1.54	39.0%	$4.71	$4.47	5.4%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Third Quarter 2020 vs. Third Quarter 2019
Net Sales
Net sales increased 4.0% in the third quarter of 2020 compared to the same period of 2019, reflecting a favorable price realization of 2.9% due to higher prices on certain products and a volume increase of 0.9% due to an increase in everyday core U.S. confection brands and our snacks portfolio, as well as a 0.8% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, LLC ("ONE Brands"), partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). The increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.6%.
Key U.S. Marketplace Metrics
For the third quarter of 2020, our total U.S. retail takeaway increased 6.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 6.4%, resulting in a CMG market share gain of approximately 185 basis points.
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

The Hershey Company | Q3 2020 Form 10-Q | Page 36

Cost of Sales and Gross Margin
Cost of sales decreased 4.3% in the third quarter of 2020 compared to the same period of 2019. The decrease was driven by an incremental $83.3 million of favorable mark-to-market activity on our commodity derivative instruments, which are intended to economically hedge future years' commodity purchases. Additionally, the decrease in cost of sales was attributed to favorable supply chain productivity. These drivers were partially offset by higher freight and logistics costs, and additional plant costs, specifically, personal protective equipment ("PPE") costs and increased sanitation associated with COVID-19.
Gross margin increased by 450 basis points in the third quarter of 2020 compared to the same period of 2019. The increase was primarily due to a favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable supply chain productivity and favorable price realization. These factors were partially offset by higher freight and logistics costs and additional plant costs.
Selling, Marketing and Administrative
Selling, marketing and administrative (“SM&A”) expenses decreased $12.7 million or 2.6% in the third quarter of 2020. Total advertising and related consumer marketing expenses decreased 4.6% driven by media cost efficiencies and select brand investment optimization related to COVID-19 in both the North America and International and Other segments. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 1.5% in the third quarter of 2020 primarily due to savings in travel and meeting expenses related to COVID-19 travel restrictions and project timing shifts.
Business Realignment Activities
There were no business realignment costs in the third quarter of 2020 versus costs of $1.1 million in the third quarter of 2019 related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 32.7% in the third quarter of 2020 compared to the same period of 2019 due primarily to higher gross profit and lower SM&A expenses, as noted above. Operating profit margin increased to 27.5% in 2020 from 21.6% in 2019 driven by these same factors.
Interest Expense, Net
Net interest expense was $1.8 million higher in the third quarter of 2020 compared to the same period of 2019. The increase was primarily due to higher long-term debt balances in 2020 versus 2019 (predominantly due to $1.0 billion of notes issued in October 2019 and $1.0 billion of notes issued in May 2020).
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $11.6 million in the third quarter of 2020 versus expense of $18.0 million in the third quarter of 2019. The decrease in the net expense was primarily due to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2020, partially offset by higher write-downs on equity investments qualifying for federal solar tax credits.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 20.5% for the third quarter of 2020 compared with 20.2% for the third quarter of 2019. Relative to the 21% statutory rate, the 2020 effective tax rate benefited from favorable foreign rate differential and investment tax credits, partially offset by state taxes. The 2019 effective tax rate, relative to the 21% statutory rate, was impacted by the benefit of employee share-based payments and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $122.0 million, or 37.5%, while EPS-diluted increased $0.60, or 39.0%, in the third quarter of 2020 compared to the same period of 2019. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower SM&A expenses, partially offset by higher income taxes, as noted above. Our 2020 EPS-

The Hershey Company | Q3 2020 Form 10-Q | Page 37

diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
Results of Operations - First Nine Months 2020 vs. First Nine Months 2019
Net Sales
Net sales increased 0.8% in the first nine months of 2020 compared to the same period of 2019, reflecting a favorable price realization of 3.0% due to higher prices on certain products and a 0.8% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by a volume decrease of 2.5% due to the impact of COVID-19 on sales in our international markets, as well as declines in owned retail and world travel retail and elasticity-driven impacts due to price increases on certain products and an unfavorable impact from foreign currency exchange rates of 0.5%.
Cost of Sales and Gross Margin
Cost of sales increased 0.6% in the first nine months of 2020 compared to the same period of 2019. The increase was driven by an incremental $20.0 million of unfavorable mark-to-market activity on our commodity derivative instruments. These derivative instruments are intended to economically hedge future years' commodity purchases; however, they were significantly impacted by financial market volatility during the first nine months of 2020. Additionally, the increase in cost of sales was attributed to higher freight and logistics costs and additional plant costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19. These drivers were partially offset by to favorable supply chain productivity and favorable price realization.
Gross margin increased by 10 basis points in in the first nine months of 2020 compared to the same period of 2019. The increase was primarily due to unfavorable year-over-year mark-to-market impact from commodity derivative instruments, the higher freight and logistics costs and additional plant costs. These factors were partially offset by favorable price realization and supply chain productivity.
Selling, Marketing and Administrative
SM&A expenses decreased $35.8 million or 2.6% in the first nine months of 2020. Total advertising and related consumer marketing expenses decreased 4.5% driven by media cost efficiencies and select brand investment optimization related to COVID-19 in both the North America and International and Other segments. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 1.5% in the first nine months of 2020 primarily due to savings in travel and meeting expenses related to COVID-19 travel restrictions and project timing shifts.
Long-Lived Asset Impairment Charges
During the first nine months of 2020, we recorded the following impairment charges:

In millions of dollars
Adjustment to disposal group (1)	$6.2
Other asset write-down (2)	2.9
Long-lived asset impairment charges	$9.1
(1)In connection with our disposal group classified as held for sale, as discussed in Note 8 to the Unaudited Consolidated Financial Statements, during the first nine months of 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. We expect the sale of the disposal group to be completed during 2020.
(2)In connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.
During the first nine months of 2019, we recorded long-lived asset impairment charges of $4.7 million, which were predominantly comprised of select land that had not yet met the held for sale criteria.

The Hershey Company | Q3 2020 Form 10-Q | Page 38

Business Realignment Activities
Business realignment benefits of $0.5 million in the first nine months of 2020 versus costs of $7.3 million in the first nine months of 2019 related primarily to the Margin for Growth Program, which is discussed in more detail in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 5.2% in the first nine months of 2020 compared to the same period of 2019 due primarily to higher gross profit, lower SM&A expenses and lower business realignment costs as noted above. Operating profit margin increased to 23.1% in 2020 from 22.1% in 2019 driven by these same factors.
Interest Expense, Net
Net interest expense was $4.9 million higher in the first nine months of 2020 compared to the same period of 2019. The increase was primarily due to lower interest income in 2020 as we recognized a benefit in 2019 related to an international local tax settlement, as well as higher long debt balances in 2020 versus 2019 (predominantly due to $1.0 billion of notes issued in October 2019 and $1.0 billion of notes issued in May 2020).
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $34.4 million in the first nine months of 2020 versus expense of $36.6 million in the first nine months of 2019. The decrease in the net expense was primarily due to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2020, partially offset by higher write-downs on equity investments qualifying for federal solar tax credits.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 20.1% for the first nine months of 2020 compared with 19.2% for the first nine months of 2019. Relative to the 21% statutory rate, the 2020 effective tax rate was favorably impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes. The 2019 effective tax rate, relative to the 21% statutory rate, was impacted by a change to foreign valuation allowances, the benefit of employee share-based payments and investment tax credits, which were partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $44.8 million, or 4.8%, while EPS-diluted increased $0.24, or 5.4%, in the first nine months of 2020 compared to the same period of 2019. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower SM&A expenses, partially offset by higher taxes. Our 2020 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

The Hershey Company | Q3 2020 Form 10-Q | Page 39

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
In millions of dollars
Net Sales:
North America	$2,014.1	$1,894.0	$5,442.8	$5,269.0
International and Other	205.7	240.4	521.7	649.1
Total	$2,219.8	$2,134.4	$5,964.5	$5,918.1

Segment Income:
North America	$647.1	$570.4	$1,726.3	$1,606.0
International and Other	24.5	39.4	36.5	81.6
Total segment income	671.6	609.8	1,762.8	1,687.6
Unallocated corporate expense (1)	132.0	135.2	363.4	378.1
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(71.8)	12.1	10.5	(13.4)
Long-lived asset impairment charges	—	—	9.1	4.7
Costs associated with business realignment activities	—	1.6	2.2	8.4
Operating profit	611.4	460.9	1,377.6	1,309.8
Interest expense, net	37.3	35.5	111.6	106.7
Other (income) expense, net	11.6	18.0	34.4	36.6
Income before income taxes	$562.5	$407.4	$1,231.6	$1,166.5
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
(2)Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses. See Note 13 to the Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 40

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America results, which accounted for 90.7% and 88.7% of our net sales for the three months ended September 27, 2020 and September 29, 2019, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2020	September 29, 2019	Percent Change	September 27, 2020	September 29, 2019	Percent Change
In millions of dollars
Net sales	$2,014.1	$1,894.0	6.3%	$5,442.8	$5,269.0	3.3%
Segment income	647.1	570.4	13.4%	1,726.3	1,606.0	7.5%
Segment margin	32.1%	30.1%		31.7%	30.5%
Results of Operations - Third Quarter 2020 vs. Third Quarter 2019
Net sales of our North America segment increased $120.1 million or 6.3% in the third quarter of 2020 compared to the same period of 2019, reflecting favorable price realization of 3.3% attributed to higher prices on certain products, a volume increase of 2.2% due to an increase in everyday core U.S. confection brands and our snacks portfolio, as well as a 0.9% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by unfavorable foreign currency exchange rates of 0.1%.
Our North America segment income increased $76.7 million or 13.4% in the third quarter of 2020 compared to the same period of 2019, primarily due to favorable price realization, volume increases and lower advertising, related consumer marketing and general and administrative expenses as a result of COVID-19, partially offset by higher supply chain-related costs, specifically, PPE costs and increased sanitation associated with COVID-19.
Results of Operations - First Nine Months 2020 vs. First Nine Months 2019
Net sales of our North America segment increased $173.8 million or 3.3% in the first nine months of 2020 compared to the same period of 2019, reflecting favorable price realization of 3.4% attributed to higher prices on certain products and a 0.9% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by a volume decrease of 0.9%, which was primarily elasticity-driven due to the aforementioned price increases partially offset by an increase in everyday core U.S. confection brands and our snacks portfolio. Additionally, foreign currency exchange rates contributed an unfavorable impact of 0.1%.
Our North America segment income increased $120.3 million or 7.5% in the first nine months of 2020 compared to the same period of 2019, primarily due to favorable price realization and lower advertising and related consumer marketing expenses as a result of COVID-19, partially offset by higher supply chain-related costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19.

The Hershey Company | Q3 2020 Form 10-Q | Page 41

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results, which accounted for 9.3% and 11.3% of our net sales for the three months ended September 27, 2020 and September 29, 2019, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	September 27, 2020	September 29, 2019	Percent Change	September 27, 2020	September 29, 2019	Percent Change
In millions of dollars
Net sales	$205.7	$240.4	(14.4)%	$521.7	$649.1	(19.6)%
Segment income	24.5	39.4	(37.8)%	36.5	81.6	(55.3)%
Segment margin	11.9%	16.4%		7.0%	12.6%

Results of Operations - Third Quarter 2020 vs. Third Quarter 2019
Net sales of our International and Other segment decreased $34.7 million or 14.4% in the third quarter of 2020 compared to the same period of 2019, reflecting a volume decrease of 9.6% and an unfavorable impact from foreign currency exchange rates of 5.1%. The volume decrease was attributed to significant sales declines in Mexico and China, where net sales declined by 35.6% and 11.8%, respectively, due to the implementation of quarantine protocols by local governments to mitigate the spread of COVID-19. The decreases were partially offset by a favorable price realization of 0.3%.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales declined approximately 35.4% during the third quarter of 2020. As of July, the Company operated all Hershey’s Chocolate World stores in the United States (3 locations), Niagara Falls (Ontario) and Singapore on a limited capacity basis with increased safety measures and enforced social distancing.
Our International and Other segment generated income of $24.5 million in the third quarter of 2020 compared to income of $39.4 million in the third quarter of 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption.
Results of Operations - First Nine Months 2020 vs. First Nine Months 2019
Net sales of our International and Other segment decreased $127.4 million or 19.6% in the first nine months of 2020 compared to the same period of 2019, reflecting a volume decrease of 15.5% and an unfavorable impact from foreign currency exchange rates of 4.1%. The volume decrease was attributed to significant sales declines in Mexico and China, where net sales declined by 29.5% and 28.1%, respectively, as well as reduced sales in our export markets, due to the implementation of quarantine protocols by local governments to mitigate the spread of COVID-19.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales declined approximately 33.1% during the first nine months of 2020. At the onset of the pandemic, the Company temporarily closed all Hershey's Chocolate World stores in the U.S. (3 locations), Niagara Falls (Ontario) and Singapore; however, as of July, all locations were re-opened on a limited capacity basis with increased safety measures and enforced social distancing.
Our International and Other segment generated income of $36.5 million in the first nine months of 2020 compared to $81.6 million in the first nine months of 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption.

The Hershey Company | Q3 2020 Form 10-Q | Page 42

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
In the third quarter of 2020, unallocated corporate expense totaled $132.0 million, as compared to $135.2 million in the third quarter of 2019, primarily driven by savings in travel and meeting expenses related to COVID-19 travel restrictions. In the first nine months of 2020, unallocated corporate expense totaled $363.4 million, as compared to $378.1 million in the first nine months of 2019, primarily driven by savings in travel and meeting expenses related to COVID-19 travel restrictions and project timing shifts.
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
At September 27, 2020, our cash and cash equivalents totaled $1.2 billion. At December 31, 2019, our cash and cash equivalents totaled $493.3 million. Our cash and cash equivalents during the first nine months of 2020 increased $712.6 million compared to the 2019 year-end balance. This increase was predominantly due to our $1 billion Notes issuance in May 2020 as we intend to mitigate any potential COVID-19 risks, partially offset by the repayment of $350 million Notes that matured in May 2020. Additional detail regarding the net sources of cash are outlined in the following discussion.
Approximately 35% of the balance of our cash and cash equivalents at September 27, 2020 was held by subsidiaries domiciled outside of the United States. During the first nine months of 2020, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Nine Months Ended
In millions of dollars	September 27, 2020	September 29, 2019
Net cash provided by (used in):
Operating activities	$1,095.3	$993.3
Investing activities	(341.3)	(697.6)
Financing activities	(20.0)	(582.8)
Effect of exchange rate changes on cash and cash equivalents	(10.7)	1.7
Less: Cash classified as assets held for sale (see Note 8)	(10.7)	—
Increase (decrease) in cash and cash equivalents	$712.6	$(285.4)

The Hershey Company | Q3 2020 Form 10-Q | Page 43

Operating activities
We generated cash of $1,095.3 million from operating activities in the first nine months of 2020, an increase of $102.0 million compared to $993.3 million in the same period of 2019. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, a write-down of equity investments and other charges) resulted in $63.0 million of higher cash flow in 2020 relative to 2019.
•Income taxes generated cash of $78.0 million in 2020, compared to $39.9 million in 2019. This $38.1 million fluctuation was primarily due to the variance in actual tax expense for 2020 relative to the timing of quarterly estimated tax payments. We paid cash of $165.2 million for income taxes during 2020 compared to $162.8 million in the same period of 2019.

Investing activities
We used cash of $341.3 million for investing activities in the first nine months of 2020, a decrease of $356.3 million compared to $697.6 million in the same period of 2019. This decrease in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $292.1 million in the first nine months of 2020 compared to $236.6 million in the same period of 2019. For full year 2020, we expect capital expenditures, including capitalized software, to approximate $400 million to $450 million, as we continue to evaluate and re-prioritize our capital projects amid the COVID-19 pandemic.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $46.4 million in the first nine months of 2020, compared to $52.7 million in the same period of 2019.
•Business Acquisitions. We had no acquisition activity in 2020. In September 2019, we acquired ONE Brands, LLC for $401.5 million. Further details regarding our business acquisition activity are provided in Note 2 to the Unaudited Consolidated Financial Statements.
Financing activities
We used cash of $20.0 million for financing activities in the first nine months of 2020, a decrease of $562.8 million compared to $582.8 million in the same period of 2019. This decrease in net cash used by financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2020, we generated cash flow of $13.4 million due to an increase in short-term foreign bank borrowings. During the first nine months of 2019, we generated cash flow of $80.7 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign borrowings.
•Long-term debt borrowings and repayments.  During the first nine months of 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the "2020 Notes"). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020, we repaid $350 million of 2.900% Notes due upon their maturity. During the first nine months of 2019, our long-term debt borrowings and repayments activity was minimal.

The Hershey Company | Q3 2020 Form 10-Q | Page 44

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $478.0 million during the first nine months of 2020, an increase of $24.8 million compared to $453.2 million in the same period of 2019. Details regarding our 2020 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 29, 2020	June 28, 2020	September 27, 2020
Dividends paid per share – Common stock	$0.773	$0.773	$0.804
Dividends paid per share – Class B common stock	$0.702	$0.702	$0.731
Total cash dividends paid	$157.8	$156.5	$163.7
Declaration date	January 28, 2020	April 21, 2020	July 8, 2020
Record date	February 21, 2020	May 22, 2020	August 21, 2020
Payment date	March 16, 2020	June 15, 2020	September 15, 2020

•Share repurchases. We used cash for total share repurchases of $211.2 million and $445.9 million during the first nine months of 2020 and 2019, respectively, pursuant to our practice of replenishing shares issued for stock options and incentive compensation, as well as shares repurchased in the open market under pre-approved share repurchase programs.
•Proceeds from the exercise of stock options, including tax benefits. We received $19.1 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first nine months of 2020, a decrease of $216.2 million compared to $235.3 million in the same period of 2019.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

The Hershey Company | Q3 2020 Form 10-Q | Page 45

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
•Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as the current COVID-19 global pandemic; and

The Hershey Company | Q3 2020 Form 10-Q | Page 46

•Such other matters as discussed in our 2019 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020, and our Current Report on Form 8-K filed May 27, 2020, which are amplified by the global COVID-19 pandemic that has caused and will continue to cause significant challenges, instability and uncertainty.
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The total notional amount of interest rate swaps outstanding at September 27, 2020 and December 31, 2019 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at September 27, 2020 and December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this now variable-rate debt as of September 27, 2020 would have increased interest expense by approximately $2.7 million for the first nine months of 2020 and $3.5 million for the full year 2019.
In addition, the total amount of short-term debt, net of cash, amounted to net cash positions of $1.2 billion and $461 million, respectively, at September 27, 2020 and December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of September 27, 2020 would have changed interest expense by approximately $6.0 million for the first nine months of 2020 and $4.3 million for the full year 2019.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at September 27, 2020 and December 31, 2019 by approximately $359 million and $246 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $25.7 million as of September 27, 2020 and $55.4 million as of December 31, 2019, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $594.0 million as of September 27, 2020 and $589.7 million as of December 31, 2019. At the end of the second quarter 2020, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $60.7 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2019 Annual Report on Form 10-K.

The Hershey Company | Q3 2020 Form 10-Q | Page 47

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 27, 2020. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2020.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Hershey Company | Q3 2020 Form 10-Q | Page 48

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2019 Annual Report on Form 10-K, Part II, Item 1A, “Risk Factors,” of our Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2020 (the “Q1 2020 Quarterly Report”), Item 8.01 of our Current Report on Form 8-K filed May 27, 2020 and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. Except as described in our Q1 2020 Quarterly Report and our Current Report on Form 8-K filed on May 27, 2020, there have been no material changes with respect to the risk factors disclosed in our 2019 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
There were no purchases of our Common Stock during the three months ended September 27, 2020.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of September 27, 2020, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

The Hershey Company | Q3 2020 Form 10-Q | Page 49

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

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

The Hershey Company | Q3 2020 Form 10-Q | Page 50

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	November 6, 2020	/s/ Steven E. Voskuil
Steven E. Voskuil
Chief Financial Officer and Chief Accounting Officer
(Principal Financial and Accounting Officer)

The Hershey Company | Q3 2020 Form 10-Q | Page 51