Form 10-K
period 2020-12-31
HERSHEY CO
filed 2021-02-17
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 26, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $18,511,997,783. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock were converted to Common Stock as of June 26, 2020. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on June 26, 2020 ($125.85 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—146,551,766 shares, as of February 12, 2021.
Class B Common Stock, one dollar par value—60,613,777 shares, as of February 12, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

Cautionary Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K, including the exhibits hereto and the information incorporated by reference herein, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Many of these forward-looking statements can be identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among others. Forward-looking statements are predictions only and actual results could differ materially from management’s expectations due to a variety of factors, including those described below in Item 1A. “Risk Factors” and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All forward-looking statements attributable to us or persons working on our behalf are expressly qualified in their entirety by such risk factors. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. The forward-looking statements that we make in this Annual Report on Form 10-K are based on management’s current views and assumptions regarding future events and speak only as of their dates. We assume no obligation to update developments of these risk factors or to announce publicly any revisions to any of the forward-looking statements that we make, or to make corrections to reflect future events or developments, except as required by the federal securities laws.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 1

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
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 85 countries worldwide.
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
Business Acquisitions and Divestitures
In October 2020, we entered into a definitive agreement to divest Lotte Shanghai Foods Co., Ltd. ("LSFC"). The sale of LSFC was completed in January 2021 and was previously included within the International and Other segment results in our consolidated financial statements. Additionally, during the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. ("Krave") and the Scharffen Berger and Dagoba brands, all of which were previously included within the North America segment results in our consolidated financial statements.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 2

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
•Within our North America markets, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Lancaster, Payday, Rolo®, Twizzlers, Whoppers and York. Our gum and mint products include Ice Breakers mints and chewing gum, Breathsavers mints and Bubble Yum bubble gum. Our pantry and snack items that are principally sold in North America include ready-to-eat SkinnyPop popcorn, baked and trans fat free Pirate's Booty snacks and other better-for-you snack brands such as Oatmega, Paqui and ONE Bar, baking products, toppings and sundae syrups sold under the Hershey’s, Reese’s and Heath brands, as well as Hershey’s and Reese’s chocolate spreads, and snack bites and mixes.
•Within our International and Other markets, we manufacture, market and sell many of these same brands, as well as other brands that are marketed regionally, such as Pelon Pelo Rico confectionery products in Mexico, IO-IO snack products in Brazil, and Sofit beverage products in India.
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
In 2020, approximately 31% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States ("U.S.") to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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
Adverse changes in climate or extreme weather, crop disease, political unrest and other problems in cocoa-producing countries have caused price fluctuations in the past, but have never resulted in the total loss of a particular producing country’s cocoa crop and/or exports. In the event that a significant disruption occurs in any given country, we believe

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 3

cocoa from other producing countries and from current physical cocoa stocks in consuming countries would provide a significant supply buffer.
Our trading company in Switzerland performs all aspects of cocoa procurement, including price risk management, physical supply procurement and sustainable sourcing oversight. The trading company optimizes the supply chain for our cocoa requirements, with a strategic focus on gaining real time access to cocoa market intelligence. It also provides us with the ability to recruit and retain world class commodities traders and procurement professionals and enables enhanced collaboration with commodities trade groups, the global cocoa community and sustainable sourcing resources.
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
Competition
Many of our confectionery brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain international markets. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large companies with significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. We have also experienced increased competition from other snack items, and we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 4

Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None

Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2020

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2020

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
Research and Development
We engage in a variety of research and development activities in a number of countries, including the U.S., Mexico, Brazil and India. We develop new products, improve the quality of existing products, improve and modernize production processes, and develop and implement new technologies to enhance the quality and value of both current and proposed product lines. Information concerning our research and development expense is contained in Note 1 to the Consolidated Financial Statements.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 5

Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 13.6% for 2020, 15.8% for 2019 and 16.1% for 2018. The percentage of total long-lived assets outside of the United States was 19.7% as of December 31, 2020 and 20.2% as of December 31, 2019.
Human Capital
As of December 31, 2020, the Company employed approximately 15,200 full-time and 1,680 part-time employees worldwide. Collective bargaining agreements covered approximately 6,285 employees, or approximately 37% of the Company’s employees worldwide. During 2021, agreements will be negotiated for certain employees at four facilities outside of the United States, comprising approximately 70% of total employees under collective bargaining agreements. We believe our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
We are a purpose-driven company and for more than a century, our iconic brands have been built on a foundation of community investment and connections between people around the world. We could not have achieved this without our remarkable employees who make our purpose a reality. As a result, our human capital strategies are material to our operations and core to the long-term success of the Company.
•Our People, Safety and Employee Engagement. We believe our employees are among our most important resources and are critical to our continued success. We provide a workplace that develops, supports and motivates our people. The overall well-being and safety of our employees is a key value and remains our top priority. We continue to invest in training, workplace resources and leading systems and processes to ensure the responsible management of all facilities. Additionally, our annual Many Voices, One Hershey survey reaches all of our employees around the world to hear their thoughts on the Company's direction and their place in it. Post-survey action planning has resulted in changes to our decision-making processes and significantly improved annual survey scores over time. We also use surveys throughout the year to engage our employees on the Company's strategy, initiatives and leadership.
•Talent Acquisition, Development and Training. Hiring and developing our employees is critically important to our operations and we are focused on creating experiences and programs that foster growth and performance. We provide all employees the chance to learn, grow and own their work. We have partnered with leading online content experts and increased internal learning development to expand our catalog of online and classroom courses. Additionally, we have co-created a culture of development with the enthusiastic support of our employees. Through individual development plans, learning opportunities, feedback and coaching, employees can build careers at The Hershey Company, as evidenced by the fact that five out of our six executive officers were promoted from within the organization (see Information About Our Executive Officers).
•Compensation, Benefits and Wellness. In addition to offering competitive, fair and transparent compensation, we also offer a suite of benefits, including comprehensive health and meaningful retirement benefits to eligible employees, tying incentive compensation to both business and individual performance, offering parental leave and adoption benefits and maintaining an employee stock purchase plan. We also provide a number of innovative programs designed to promote physical and emotional well-being, including ergonomic workspaces, a state-of-the-art fitness center at our Hershey, Pennsylvania campus and private rooms designed for quiet reflection, prayer or wellness breaks. In 2016, we introduced SmartFlex as part of the Company's evolution into a more agile place of work. SmartFlex is a suite of policies that allows individuals to create their own balance between work and personal life, as well as improve productivity, job satisfaction and increase employee engagement.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 6

•Diversity and Inclusion. Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, and Chief Growth Officer, and approximately 50% representation across the Company. Across the salaried workforce in the United States, we paid women $1.00 on the dollar compared to men. Additionally, five of our 14 Board of Directors are women. Additionally, we create a welcoming and inclusive work environment for all employees around the world. Our eight employee-led Business Resource Groups, which include Abilities First, African American, Asian, GenH (Generations), Latino, Prism (LGBTQ), Veteran’s and Women’s, play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business. In 2020, the Company was ranked #21 on DiversityInc’s Top 50 Companies for Diversity.
•Community and Social Impact. Our philanthropy and volunteerism efforts reflect how we live out the Company’s value of making a difference, from supporting causes our employees care about to investing in the long-term success of the communities where we live and work. We work closely with counterparts in each of our plant and office locations across the United States and globally to identify local community needs and craft tailored approaches to provide support. This work includes forging partnerships with local non-governmental organizations, providing grants and contributions, and organizing volunteer service activities and employee fundraisers.
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
To learn more about our sustainability goals, progress and initiatives, you can access the Sustainability section of our website at: https://www.thehersheycompany.com/en_us/sustainability.html. In addition, we seek to provide investors with more information on topics identified as material by the Sustainability Accounting Standards Board ("SASB"). Our most recent Sustainability and SASB Reports are available at: https://www.thehersheycompany.com/en_us/sustainability/csr-reports.html.
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
We have a Code of Conduct that applies to our Board of Directors (“Board”) and all Company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Conduct, as well as our Corporate Governance Guidelines and charters for each of the Board’s standing committees, from the Investors section of our website at: https://www.thehersheycompany.com/en_us/investors.html. If we change or waive any portion of the Code of Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website. Information found on the Company's website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 7

Item 1A.    RISK FACTORS
You should carefully read the following discussion of significant factors, events and uncertainties when evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. The events and consequences discussed in these risk factors could materially and adversely affect our business, operating results, liquidity and financial condition. While we believe we have identified and discussed below the key risk factors affecting our business, these risk factors do not identify all the risks we face, and there may be additional risks and uncertainties that we do not presently know or that we do not currently believe to be significant that may have a material adverse effect on our business, performance or financial condition in the future.
Risk Related to Macroeconomic Conditions
Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as, the current coronavirus disease 2019 ("COVID-19") global pandemic.
Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products at retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, could negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had an unfavorable impact on our operations as a result of COVID-19, include, but are not limited to:

•Significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship, shifts in demand away from one or more of our products, or pantry-loading activity; if prolonged, such impacts may further increase the difficulty of planning for operations and may negatively impact our results;

•Significant reductions in the availability of one or more of our products as a result of retailers, common carriers or other shippers modifying restocking, fulfillment and shipping practices;

•The inability to meet our customers’ needs and achieve cost targets due to disruptions in our manufacturing operations or supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or finished product components, transportation resources, workforce availability, or other manufacturing and distribution capability;

•The inability to effectively manage evolving health and welfare strategies, including but not limited to ongoing or not yet fully known costs related to operational adjustments to ensure continued employee and consumer safety and adherence to health guidelines as they are modified and supplemented;

•An inability to effectively modify our trade promotion and advertising activities to reflect changing consumer viewing and shopping habits due to the cancellation or postponement of major sporting and entertainment events, reduced in-store visits, travel restrictions and a shift in customer advertising priorities, among other things;

•The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, distributors, contractors, commercial banks and external business partners, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may negatively impact our operations; or

•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 8

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
Risks Related to Our Business and Operations
Our Company’s reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which in turn could result in litigation or otherwise negatively impact our operating results.
In order to sell our iconic, branded products, we need to maintain a good reputation with our customers, consumers, suppliers, vendors and employees, among others. Issues related to the quality and safety of our products, ingredients or packaging could jeopardize our Company’s image and reputation. We have in the past and may in the future need to recall products if any of our products become unfit for consumption. Negative publicity related to these types of concerns, or related to product contamination or product tampering, whether valid or not, could decrease demand for our products or cause production and delivery disruptions. In addition, negative publicity related to our environmental, social or governance practices could also impact our reputation with customers, consumers, suppliers and vendors.
We have in the past and in the future could potentially be subject to litigation or government actions as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which could result in payments of fines or damages. Costs associated with these potential actions, as well as the potential impact on our reputation or ability to sell our products, could negatively affect our operating results.
Disruption to our manufacturing operations or supply chain could impair our ability to produce or deliver finished products, resulting in a negative impact on our operating results.
Approximately 72% of our manufacturing capacity is located in the United States. Disruption to our global manufacturing operations or our supply chain could result from, among other factors, the following:
•Natural disaster;
•Pandemic outbreak of disease;
•Climate change and severity of extreme weather;
•Fire or explosion;
•Terrorism or other acts of violence;
•Labor strikes or other labor activities;
•Unavailability of raw or packaging materials;
•Operational and/or financial instability of key suppliers, and other vendors or service providers; and
•Suboptimal production planning which could impact our ability to cost-effectively meet product demand.

We believe that we take adequate precautions to mitigate the impact of possible disruptions. We have strategies and plans in place to manage disruptive events if they were to occur, including our global supply chain strategies and our principle-based global labor relations strategy. If we are unable, or find that it is not financially feasible, to effectively plan for, mitigate or manage operational stability and business resiliency, particularly within our international markets and snacks portfolio, due to the potential impacts of such disruptive events on our manufacturing operations or supply chain, our financial condition and results of operations could be negatively impacted if such events were to occur.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 9

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
Risks Related to the Industry in Which We Operate
Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results.
We use many different commodities for our business, including cocoa products, sugar, corn products, dairy products, peanuts, almonds, natural gas and diesel fuel.
Commodities are subject to price volatility and changes in supply caused by numerous factors, including:
•Commodity market fluctuations;
•Currency exchanges rates;
•Imbalances between supply and demand;
•The effects of climate change and extreme weather on crop yield and quality;
•Speculative influences;
•Trade agreements among producing and consuming nations;
•Supplier compliance with commitments;
•Import/export requirements for raw materials and finished goods;
•Political unrest in producing countries;
•Introduction of living income premiums or similar requirements; and
•Changes in governmental agricultural programs and energy policies.

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 10

Market demand for new and existing products could decline.
We operate in highly competitive markets and rely on continued demand for our products. To generate revenues and profits, we must sell products that appeal to our customers and to consumers. Our continued success is impacted by many factors, including the following:

•Effective retail execution;
•Appropriate advertising campaigns and marketing programs;
•Our ability to secure adequate shelf space at retail locations;
•Our ability to drive sustainable innovation and maintain a strong pipeline of new products in the confectionery and broader snacking categories;
•Changes in product category consumption;
•Our response to consumer demographics and trends, including but not limited to, trends relating to store trips and the impact of the growing digital commerce channel; and
•Consumer health concerns, including obesity and the consumption of certain ingredients.

There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 31% of our total net sales in 2020. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
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
Risks Related to Strategic Initiatives
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 11

In 2020, we successfully completed the divestitures of Krave and the Scharffen Berger and Dagoba brands as we better prioritize resources against assets and brands that fit our business model and scale capabilities. Additionally, over the last several years, we have continued to invest in our snacks portfolio, specifically with the acquisitions of ONE Brands, LLC in September 2019, Pirate Brands in October 2018 and Amplify Snack Brands, Inc. in January 2018, respectively. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey's resources, expertise, capability-building, distribution locations and customer base. In addition, these acquisitions are important steps in our journey to expand our breadth in snacking, as they should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle. If we are unable to successfully couple Hershey’s scale and expertise in brand building with ONE Brands, Pirate Brands and Amplify's existing operations, it may impact our ability to expand our snacking footprint at our desired pace.

Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2020, 2019 and 2018, respectively, we derived approximately 13.6%, 15.8% and 16.1% of our net sales from customers located outside of the United States. Additionally, approximately 20% of our total long-lived assets were located outside of the United States as of December 31, 2020. As part of our strategy, we have made investments outside of the United States, particularly in Canada, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:
•The inability to manage operational stability and business resiliency within our international markets due to unforeseen global economic and environmental changes resulting in business interruption, supply constraints, inflation, deflation or decreased demand;
•The inability to establish, develop and achieve market acceptance of our global brands in international markets;
•Difficulties and costs associated with compliance and enforcement of remedies under a wide variety of complex laws, treaties and regulations;
•Unexpected changes in regulatory environments;
•Political and economic instability, including the possibility of civil unrest, terrorism, mass violence or armed conflict;
•Nationalization of our properties by foreign governments;
•Tax rates that may exceed those in the United States and earnings that may be subject to withholding requirements and incremental taxes upon repatriation;
•Potentially negative consequences from changes in tax laws;
•The imposition of tariffs, quotas, trade barriers, other trade protection measures and import or export licensing requirements;
•Increased costs, disruptions in shipping or reduced availability of freight transportation;
•The impact of currency exchange rate fluctuations between the U.S. dollar and foreign currencies;
•Failure to gain sufficient profitable scale in certain international markets resulting in an inability to cover manufacturing fixed costs or resulting in losses from impairment or sale of assets; and
•Failure to recruit, retain and build a talented and engaged global workforce.

If we are not able to achieve our projected international growth objectives and mitigate the numerous risks and uncertainties associated with our international operations, there could be a negative impact on our financial condition and results of operations.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 12

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
Additionally, from time to time we implement business realignment activities to support key strategic initiatives designed to maintain long-term sustainable growth, such as the International Optimization Program, which we commenced in the fourth quarter of 2020 and the Margin for Growth Program we commenced in the first quarter of 2017 and subsequently completed in mid-2020. These programs are intended to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.
Risks Related to Governmental and Regulatory Changes
Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products.
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
Our operations are impacted by consumer spending levels and impulse purchases, which are affected by general macroeconomic conditions, consumer confidence, employment levels, the availability of consumer credit and interest rates on that credit, consumer debt levels, energy costs and other factors. Volatility in food and energy costs, sustained global recessions, broad political instability, rising unemployment, pandemic outbreak of disease, climate change, weather, natural and other disasters and declines in personal spending could adversely impact our revenues, profitability and financial condition.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 13

Risks Related to Digital Transformation, Cybersecurity and Data Privacy
Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations.
Information technology is critically important to our business operations. We use information technology to manage all business processes including manufacturing, financial, logistics, sales, marketing and administrative functions. These processes collect, interpret and distribute business data and communicate internally and externally with employees, suppliers, customers and others.
We are regularly the target of attempted cyber and other security threats.  Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business resiliency preparedness. We also have processes in place to prevent disruptions resulting from our implementation of new software and systems.
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
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system. This ERP system will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing further delays, increased costs and other difficulties. We selectively paused certain aspects of the ERP system implementation due to resource constraints and challenges associated with the critical design phase during these uncertain times. We expect this to delay our overall ERP implementation by approximately one year. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 14

Item 2.    PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edwardsville, Illinois	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	Hershey, Pennsylvania	Corporate administrative	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Lease
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own

In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. We regularly improve our facilities to incorporate the latest technologies. The largest facilities are located in Hershey, Lancaster and Hazleton, Pennsylvania; Monterrey and El Salto, Mexico; and Stuarts Draft, Virginia. The U.S., Canada and Mexico facilities in the table above primarily support our North America segment, while the Malaysia facility primarily serves our International and Other segment. As discussed in Note 13 to the Consolidated Financial Statements, we do not manage our assets on a segment basis given the integration of certain manufacturing, warehousing, distribution and other activities in support of our global operations.
Item 3.    LEGAL PROCEEDINGS
The Company is subject to certain legal proceedings and claims arising out of the ordinary course of our business, which cover a wide range of matters including trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, human and workplace rights matters and tax. While it is not feasible to predict or determine the outcome of such proceedings and claims with certainty, in our opinion these matters, both individually and in the aggregate, are not expected to have a material effect on our financial condition, results of operations or cash flows.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 15

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 12, 2021, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Michele G. Buck	59	Chairman of the Board, President and Chief Executive Officer (October 2019); President and Chief Executive Officer (March 2017); Executive Vice President, Chief Operating Officer (June 2016); President, North America (May 2013)
Charles R. Raup	53	President, U.S. (January 2020); Vice President, U.S. CMG (June 2018); Vice President and General Manager, Chocolate (August 2017); Vice President and General Manager, Mexico (October 2015); Vice President, Emerging Brands (November 2014)
Jason Reiman	49	Senior Vice President, Chief Supply Chain Officer (June 2019); Vice President, Supply Chain Operations (August 2018); Vice President, US Supply Chain Operations (July 2017); Vice President, International Operations (May 2017); Vice President, AEMA Supply Chain Operations (October 2015); President, Global Logistics Excellence (January 2013)
Kristen J. Riggs	42	Senior Vice President, Chief Growth Officer (January 2020); Vice President, Innovation and Strategic Growth Platforms (September 2019); Vice President, Commercial Planning (June 2018); Vice President, Brand Commercialization (July 2017); Senior Director, Reese’s (October 2015); Team Lead, Sam’s Club (September 2013)
Christopher M. Scalia	45	Senior Vice President, Chief Human Resources Officer (January 2020); Vice President, Global Human Resources (March 2018); Vice President, Talent, HR Operations and Analytics (December 2014)
Steven E. Voskuil (1)	52	Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019); Senior Vice President, Chief Financial Officer (May 2019)

There are no family relationships among any of the above-named officers of our Company.

(1)    Mr. Voskuil was elected Senior Vice President, Chief Financial Officer effective May 13, 2019. Prior to joining our Company he was Senior Vice President and Chief Financial Officer at Avanos Medical, Inc. (November 2014).
Our Executive Officers are generally elected each year at the organization meeting of the Board in May.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 16

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 31, 2020, was $152.33. There were 25,253 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2020.
We paid $640.7 million in cash dividends on our Common Stock and Class B Stock in 2020 and $610.3 million in 2019. The annual dividend rate on our Common Stock in 2020 was $3.154 per share.
Information regarding dividends paid and the quarterly high and low market prices for our Common Stock and dividends paid for our Class B Common Stock for the two most recent fiscal years is disclosed in Note 19 to the Consolidated Financial Statements.
On February 2, 2021, our Board declared a quarterly dividend of $0.804 per share of Common Stock payable on March 15, 2021, to stockholders of record as of February 19, 2021. It is the Company’s 365th consecutive quarterly Common Stock dividend. A quarterly dividend of $0.731 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of December 31, 2020, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
In November 2018, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company purchased 450,000 shares of the Company’s common stock from the Trust at a price equal to $106.30 per share, for a total purchase price of $47.8 million.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 17

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2015	2016	2017	2018	2019	2020
The Hershey Company	$100	$119	$133	$130	$182	$192
S&P 500 Index	$100	$112	$136	$130	$171	$203
S&P 500 Packaged Foods Index	$100	$109	$111	$90	$118	$123

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 18

Item 6.     SELECTED FINANCIAL DATA
FIVE-YEAR CONSOLIDATED FINANCIAL SUMMARY
(All dollar and share amounts in thousands except market price and per share statistics)

	2020	2019	2018	2017	2016
Summary of Operations
Net sales	$8,149,719	7,986,252	7,791,069	7,515,426	7,440,181
Cost of sales	$4,448,450	4,363,774	4,215,744	4,060,050	4,270,642
Selling, marketing and administrative	$1,890,925	1,905,929	1,874,829	1,885,492	1,891,305
Goodwill, long-lived & intangible asset impairment charges	$9,143	112,485	57,729	208,712	4,204
Business realignment costs	$18,503	8,112	19,103	47,763	18,857
Interest expense, net	$149,374	144,125	138,837	98,282	90,143
Provision for income taxes	$219,584	234,032	239,010	354,131	379,437
Net income attributable to The Hershey Company	$1,278,708	1,149,692	1,177,562	782,981	720,044
Net income per share:
—Basic—common stock	$6.30	5.64	5.76	3.79	3.45
—Diluted—common stock	$6.11	5.46	5.58	3.66	3.34
—Basic—Class B stock	$5.72	5.12	5.24	3.44	3.15
—Diluted—Class B stock	$5.71	5.10	5.22	3.44	3.14
Weighted-average shares outstanding:
—Basic—common stock	147,832	148,841	149,379	151,625	153,519
—Basic—Class B stock	60,614	60,614	60,614	60,620	60,620
—Diluted—common stock	209,414	210,702	210,989	213,742	215,304
Dividends paid on common stock	$466,777	445,618	412,491	387,466	369,292
Per share	$3.154	2.990	2.756	2.548	2.402
Dividends paid on Class B stock	$173,719	164,627	151,789	140,394	132,394
Per share	$2.866	2.716	2.504	2.316	2.184
Depreciation	$219,021	218,096	231,012	211,592	231,735
Amortization	$75,886	73,448	64,132	50,261	70,102
Advertising	$516,936	513,302	479,908	541,293	521,479
Year-End Position and Statistics
Capital additions (including software)	$441,626	318,192	328,601	257,675	269,476
Total assets	$9,131,845	8,140,395	7,703,020	5,553,726	5,524,333
Short-term debt and current portion of long-term debt	$512,870	735,672	1,203,316	859,457	632,714
Long-term portion of debt	$4,089,755	3,530,813	3,254,280	2,061,023	2,347,455
Stockholders’ equity	$2,237,883	1,744,994	1,407,266	931,565	827,687
Full-time employees	15,200	14,520	14,930	15,360	16,300
Stockholders’ Data
Outstanding shares of common stock and Class B common stock at year-end	208,227	208,829	209,729	210,861	212,260
Market price of common stock at year-end	$152.33	146.98	107.18	113.51	103.43
Price range during year (high)	$160.95	161.40	114.06	115.96	113.89
Price range during year (low)	$111.43	104.30	89.54	102.87	83.32

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 19

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
The MD&A is organized in the following sections:
•Business Model and Growth Strategy
•Overview
•Trends Affecting Our Business
•Consolidated Results of Operations
•Segment Results
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
BUSINESS MODEL AND GROWTH STRATEGY
We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We report our operations through two segments: North America and International and Other.
Our vision is to be an innovative snacking powerhouse. We aspire to be a leader in meeting consumers' evolving snacking needs while strengthening the capabilities that drive our growth. We are focused on four strategic imperatives to ensure the Company's success now and in the future:

•Drive Core Confection Business and Broaden Participation in Snacking. We continue to be the undisputed leader in U.S. confection by taking actions to deepen our consumer connections and utilize our beloved brands to deliver meaningful innovation, while also diversifying our portfolio to capture profitable and incremental growth across the broader snacking continuum.
◦Our products frequently play an important role in special moments among family and friends. Seasons are an important part of our business model and for consumers, they are highly anticipated, cherished times, centered around traditions. For us, it’s an opportunity for our brands to be part of many connections during the year when family and friends gather.
◦Innovation is an important lever in this variety seeking category and we are leveraging work from our proprietary demand landscape analytical tool to shape our future innovation and make it more impactful. We are becoming more disciplined in our focus on platform innovation, which should enable sustainable growth over time and significant extensions to our core.
◦To expand our breadth in snacking, we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions. Our expansion into snacking is being fueled by the recent acquisitions of ONE Brands in September 2019, Pirate Brands in October 2018 and Amplify in January 2018.

•Deliver Profitable International Growth. We are focused on ensuring that we efficiently allocate our resources to the areas with the highest potential for profitable growth. We have reset our international investment strategy, while holding fast to our belief that our targeted emerging market strategy will deliver long-term, profitable growth. The uncertain macroeconomic environment in many of these markets is expected to continue and we aim to ensure our investments in these international markets are appropriate relative to the size of the opportunity.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 20

•Expand Competitive Advantage Through Differentiated Capabilities. In order to generate actionable insights, we must acquire, integrate, access and utilize vast sources of the right data in an effective manner. We are working to leverage our advanced data and analytical techniques to gain a deep understanding of our consumers, our customers, our shoppers, our end-to-end supply chain, our retail environment and key economic drivers at both a macro and precision level, including digital transformation and new media models. In addition, we are in the process of transforming our supply chain capabilities and enterprise resource planning system, which will enable employees to work more efficiently and effectively.

•Responsibly Manage Our Operations to Ensure the Long-Term Sustainability of Our Business, Our Planet and Our People. We are a purpose-driven company and for more than a century, our iconic brands have been built on a foundation of community investment and connections between people around the world. We could not have achieved this without our remarkable employees who make our purpose a reality. We believe our long-standing values make our Company a special place to work.
◦We believe our employees are among our most important resources and are critical to our continued success. Our annual Many Voices, One Hershey survey reaches all of our employees around the world to solicit their thoughts on the Company's direction and their place in it. Post-survey action planning has resulted in changes to our decision-making processes and significantly improved annual survey scores over time. We also use surveys throughout the year to engage our employees on the Company's strategy, initiatives and leadership.
◦Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, and Chief Growth Officer, and approximately 50% representation across the Company. Across the salaried workforce in the United States, we paid women $1.00 on the dollar compared to men.
◦We have made strong progress on our environmental, social and governance ("ESG") priorities and continue to elevate these ESG initiatives for a greater global impact. While we focus on sustainability and social impact across our value chain, we continue to improve and focus on the lives of cocoa farmers and cocoa communities, the environmental priorities of climate change and the role of packaging in our business, responsibly and sustainably sourcing the inputs to our products and increasing investments in human rights and diversity initiatives and growing diverse representation across the organization.
OVERVIEW
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 85 countries worldwide.
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, meat snacks, bars and snack bites and mixes, popcorn and protein bars and cookies.
Business Acquisitions and Divestitures
In October 2020, we entered into a definitive agreement to divest Lotte Shanghai Foods Co., Ltd. ("LSFC"). The sale of LSFC was completed in January 2021 and was previously included within the International and Other segment results in our consolidated financial statements. Additionally, during the second quarter of 2020, we completed the divestitures of Krave and the Scharffen Berger and Dagoba brands, all of which were previously included within the North America segment results in our consolidated financial statements.
In September 2019, we completed the acquisition of ONE Brands, previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE Bar as its primary product. The acquisition complements our existing snacking businesses acquired in 2018.
In October 2018, we completed the acquisition of Pirate Brands, which includes the Pirate's Booty, Smart Puffs and Original Tings brands, from B&G Foods, Inc. Pirate Brands offers baked, trans fat free and gluten free snacks and is available in a wide range of food distribution channels in the United States.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 21

In January 2018, we completed the acquisition of all of the outstanding shares of Amplify, a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega and Paqui. The acquisition enables us to capture more consumer snacking occasions by creating a broader portfolio of brands.
TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated the novel coronavirus, COVID-19, as a global pandemic. COVID-19 was first detected in Wuhan City, Hubei Province, China and continued to spread, significantly impacting various markets around the world, including the U.S. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

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

We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Our most recent liquidity measures include the $1 billion Notes issuance in May 2020 with varying rates ranging from 0.900% to 2.650% and maturity dates ranging from 2025 to 2050. Additionally, we continue to limit discretionary spending across the organization and re-prioritize our capital projects amid the COVID-19 pandemic. We plan to move forward with our new global ERP system implementation and supply chain capacity projects, as these investments are of strategic importance to our long-term growth. However, as previously announced, we did selectively pause certain aspects of the ERP system implementation due to resource constraints and challenges associated with the critical design phase during these uncertain times. We expect this to delay our overall ERP implementation by approximately one year.

In late May and early June, many state governments began a phased reopening of their economies. These phased approaches promoted limited food service offerings, outdoor dining, increased travel and the reopening of retailing establishments while imposing new guidelines and enhanced safety measures, including social distancing and face mask protocols. As a result, we experienced an increase in our net sales and income during 2020. Unfavorable impacts from COVID-19 were primarily limited to our International and Other segment (see Segment Results included in this MD&A). We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy.

While recent reopening approaches have made a short-term positive impact on local and state economies and the U.S. unemployment rate, certain states have modified reopening plans as new cases of COVID-19 have led to new trends in outbreaks and hotspots. Based on the length and severity of COVID-19, including the distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior. We will

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 22

continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.
CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2020	2019	2018	2020 vs 2019	2019 vs 2018
In millions of dollars except per share amounts
Net sales	$8,149.7	$7,986.3	$7,791.1	2.0%	2.5%
Cost of sales	4,448.5	4,363.8	4,215.7	1.9%	3.5%
Gross profit	3,701.2	3,622.5	3,575.4	2.2%	1.3%
Gross margin	45.4%	45.4%	45.9%
SM&A expense	1,890.9	1,905.9	1,874.8	(0.8)%	1.7%
SM&A expense as a percent of net sales	23.2%	23.9%	24.1%
Long-lived and intangible asset impairment charges	9.1	112.5	57.7	(91.9)%	94.9%
Business realignment costs	18.5	8.1	19.1	128.1%	(57.5)%
Operating profit	1,782.7	1,596.0	1,623.8	11.7%	(1.7)%
Operating profit margin	21.9%	20.0%	20.8%
Interest expense, net	149.4	144.1	138.8	3.6%	3.8%
Other (income) expense, net	138.3	71.1	74.8	94.7%	(5.0)%
Provision for income taxes	219.6	234.0	239.0	(6.2)%	(2.1)%
Effective income tax rate	14.7%	16.9%	17.0%
Net income including noncontrolling interest	1,275.4	1,146.8	1,171.2	11.2%	(2.1)%
Less: Net loss attributable to noncontrolling interest	(3.3)	(2.9)	(6.5)	12.1%	(54.8)%
Net income attributable to The Hershey Company	$1,278.7	$1,149.7	$1,177.7	11.2%	(2.4)%
Net income per share—diluted	$6.11	$5.46	$5.58	11.9%	(2.2)%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
Net Sales
2020 compared with 2019
Net sales increased 2.0% in 2020 compared with 2019, reflecting a favorable price realization of 2.3% due to higher prices on certain products and a 0.5% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.5% and a volume decrease of 0.3% due to the impact of COVID-19 on sales in our international markets, as well as declines in owned retail and world travel retail and elasticity-driven impacts due to price increases on certain products.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 23

Key U.S. Marketplace Metrics
For the full year 2020, our total U.S. retail takeaway increased 5.3% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 4.9%, resulting in a CMG market share gain of approximately 159 basis points.
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
Cost of Sales and Gross Margin
2020 compared with 2019
Cost of sales increased 1.9% in 2020 compared with 2019. The increase in cost of sales was attributed to higher freight and logistics costs and additional plant costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19. Additionally, the increase was driven by an incremental $28.9 million of unfavorable mark-to-market activity on our commodity derivative instruments. These derivative instruments are intended to economically hedge future years' commodity purchases; however, they were significantly impacted by financial market volatility during 2020. These drivers were partially offset by favorable price realization and favorable supply chain productivity
Gross margin remained the same in 2020 compared with 2019. Increases were driven by the higher freight and logistics costs, additional plant costs, and unfavorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were offset by favorable price realization and supply chain productivity.
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
Gross margin decreased by 50 basis points in 2019 compared with 2018. The decrease was driven primarily by to the higher freight and logistics costs, additional plant costs, and the unfavorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were partially offset by supply chain productivity, price realization, and favorable product mix.
Selling, Marketing and Administrative
2020 compared with 2019
Selling, marketing and administrative (“SM&A”) expenses decreased $15.0 million or 0.8% in 2020. Total advertising and related consumer marketing expenses decreased 2.0% driven by media cost efficiencies and select brand investment optimization related to COVID-19 in International and Other segments. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 0.1% in 2020 due to savings in travel and meeting expenses related to COVID-19 travel restrictions and project timing shifts.
2019 compared with 2018
SM&A expenses increased $31.1 million or 1.7% in 2019. Total advertising and related consumer marketing expenses increased 4.2% driven by advertising increases in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 0.2% in 2019 due to incremental expenses from Pirate Brands and ONE Brands, as well as higher employee related compensation, which more than offset reductions in our base spending from the Margin for Growth Program.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 24

Long-Lived and Intangible Asset Impairment Charges
We recorded the following impairment charges:

For the year ended December 31,	2020	2019	2018
In millions of dollars
Adjustment to disposal group (1)	$6.2	$2.7	$57.7
Other asset write-down (2)	2.9	—	—
Customer relationship and trademark intangible assets (3)	—	100.1	—
Other long-lived assets not held for sale (4)	—	9.7	—
Long-lived and intangible asset impairment charges	$9.1	$112.5	$57.7
(1)In connection with our disposal group classified as held for sale, during 2020 and 2019, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. The sale of the LSFC joint venture (disposal group) was completed in January 2021. In 2018, we recorded impairment charges totaling $57.7 million to adjust the long-lived asset values within certain disposal groups, including the Shanghai Golden Monkey ("SGM") and Tyrrells businesses, the LSFC joint venture and other assets. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized or to be realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices paid by third-party buyers or estimated sales prices based on marketing of the disposal group, when the sale has not yet been completed. The sales of SGM and Tyrrells were both completed in July 2018.
(2)In connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.
(3)During the fourth quarter of 2019, we recorded impairment charges to write down customer relationship and trademark intangible assets associated with Krave. These charges were determined by comparing the fair value of the asset group to its carrying value. We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
(4)During 2019, we recorded impairment charges predominantly comprised of select long-lived assets that had not yet met the held for sale criteria. The fair value of these assets was supported by potential sales prices with third-party buyers and market analysis.
The assessment of the valuation of goodwill and other long-lived assets is based on management estimates and assumptions, as discussed in our critical accounting policies included in Item 7 of this Annual Report on Form 10-K. These estimates and assumptions are subject to change due to changing economic and competitive conditions.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In 2020, 2019 and 2018, we recorded business realignment costs of $18.5 million, $8.1 million and $19.1 million, respectively. The 2020 costs related primarily to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. The 2019 and 2018 costs related primarily to the Margin for Growth Program, a program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 25

Operating Profit and Operating Profit Margin
2020 compared with 2019
Operating profit increased 11.7% in 2020 compared with 2019 due primarily to higher gross profit, lower SM&A and lower impairment charges, partially offset by higher business realignment costs in the 2020 period, as noted above. Operating profit margin increased to 21.9% in 2020 from 20.0% in 2019 driven by these same factors.
2019 compared with 2018
Operating profit decreased 1.7% in 2019 compared with 2018 due primarily to higher impairment charges and higher SM&A, partially offset by higher gross profit and lower business realignment costs in the 2019 period, as noted above. Operating profit margin decreased to 20.0% in 2019 from 20.8% in 2018 driven by these same factors.
Interest Expense, Net
2020 compared with 2019
Net interest expense was $5.2 million higher in 2020 than in 2019. The increase was due to higher long-term debt balances in 2020 versus 2019, specifically due to $1.0 billion of notes issued in October 2019 and $1.0 billion of notes issued in May 2020.
2019 compared with 2018
Net interest expense was $5.3 million higher in 2019 than in 2018. The increase was due to a higher average long-term debt balance in 2019 versus 2018.
Other (Income) Expense, Net
2020 compared with 2019
Other (income) expense, net totaled an expense of $138.3 million in 2020 versus an expense of $71.1 million in 2019. The increase in the net expense was primarily due to higher write-downs on equity investments qualifying for federal solar tax credits, partially offset by lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2020 compared to the 2019 period.
2019 compared with 2018
Other (income) expense, net totaled an expense of $71.1 million in 2019 versus an expense of $74.8 million 2018. The decrease in the net expense was primarily due to lower other non-operating losses during 2019 compared to the 2018 period.
Income Taxes and Effective Tax Rate
2020 compared with 2019
Our effective income tax rate was 14.7% for 2020 compared with 16.9% for 2019. Relative to the 21% statutory rate, the 2020 effective tax rate benefited from investment tax credits and the benefit of employee share-based payments, partially offset by state taxes. The 2019 effective rate, relative to the 21% statutory rate was impacted by changes to foreign valuation allowances, a favorable foreign rate differential, investment tax credits and the benefit of employee share-based payment, which were partially offset by the impact of state taxes.
2019 compared with 2018
Our effective income tax rate was 16.9% for 2019 compared with 17.0% for 2018. Relative to the 21% statutory rate, the 2019 effective tax rate was impacted by changes to foreign valuation allowances, a favorable foreign rate differential, investment tax credits and the benefit of employee share-based payments, which were partially offset by the impact of state taxes. The 2018 effective rate, relative to the 21% statutory rate, benefited from a favorable foreign rate differential and investment tax credits, which were partially offset by the impact of state taxes.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 26

Net Income attributable to The Hershey Company and Earnings Per Share-diluted
2020 compared with 2019
Net income increased $129.0 million, or 11.2%, while EPS-diluted increased $0.65, or 11.9%, in 2020 compared with 2019. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, lower SM&A, lower impairment charges, and lower income taxes in 2020, partially offset by higher other income and expenses, higher business realignment costs, and higher interest expense. Our 2020 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 27

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
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2020	2019	2018
In millions of dollars
Net Sales:
North America	$7,416.7	$7,081.8	$6,901.6
International and Other	733.0	904.5	889.5
Total	$8,149.7	$7,986.3	$7,791.1

Segment Income:
North America	$2,321.8	$2,125.9	$2,020.1
International and Other	28.6	95.7	73.8
Total segment income	2,350.4	2,221.6	2,093.9
Unallocated corporate expense (1)	520.7	532.6	528.9
Unallocated mark-to-market losses (gains) on commodity derivatives (2)	6.4	(28.6)	(168.3)
Long-lived and intangible asset impairment charges	9.1	112.5	57.8
Costs associated with business realignment activities	31.5	9.2	51.8
Operating profit	1,782.7	1,595.9	1,623.7
Interest expense, net	149.4	144.1	138.8
Other (income) expense, net	138.3	71.0	74.8
Income before income taxes	$1,495.0	$1,380.8	$1,410.1
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
(2)Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains). See Note 13 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 28

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America accounted for 91.0%, 88.7% and 88.6% of our net sales in 2020, 2019 and 2018, respectively. North America results for the years ended December 31, 2020, 2019 and 2018 were as follows:

				Percent Change
For the years ended December 31,	2020	2019	2018	2020 vs 2019	2019 vs 2018
In millions of dollars
Net sales	$7,416.7	$7,081.8	$6,901.6	4.7%	2.6%
Segment income	2,321.8	2,125.9	2,020.1	9.2%	5.2%
Segment margin	31.3%	30.0%	29.3%
2020 compared with 2019
Net sales of our North America segment increased $334.9 million or 4.7% in 2020 compared to 2019, reflecting favorable price realization of 2.8% attributed to higher prices on certain products, a volume increase of 1.4% due to an increase in everyday core U.S. confection brands and our snacks portfolio and a 0.6% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands). These increases were partially offset by an unfavorable impact from foreign currency exchange rates of 0.1%.
Our North America segment income increased $195.9 million or 9.2% in 2020 compared to 2019, primarily due to favorable price realization and volume increases, partially offset by higher supply chain-related costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19.
2019 compared with 2018
Net sales of our North America segment increased $180.2 million or 2.6% in 2019 compared to 2018, reflecting a favorable price realization of 2.0% attributed to higher prices on certain products and a benefit from net impact of acquisitions and divestitures of 1.4%. This was partially offset by a volume decrease of 0.7% and an unfavorable impact from foreign currency exchange rates of 0.1%. Our volume decline was driven primarily by pricing elasticity, as well as the introduction of new packaging formats during 2019. Excluding the Amplify, Pirate Brands and ONE Brands acquisitions and Tyrrells divestiture, our North America segment net sales increased 1.2%.
Our North America segment income increased $105.8 million or 5.2% in 2019 compared to 2018, primarily due to favorable price realization, favorable sales mix and favorable commodity costs, partially offset by higher freight and logistics costs, higher supply chain-related costs and higher advertising expense.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 29

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other accounted for 9.0%, 11.3% and 11.4% of our net sales in 2020, 2019 and 2018, respectively. International and Other results for the years ended December 31, 2020, 2019 and 2018 were as follows:

				Percent Change
For the years ended December 31,	2020	2019	2018	2020 vs 2019	2019 vs 2018
In millions of dollars
Net sales	$733.0	$904.5	$889.5	(19.0)%	1.7%
Segment income	28.6	95.7	73.8	(70.1)%	29.7%
Segment margin	3.9%	10.6%	8.3%
2020 compared with 2019
Net sales of our International and Other segment decreased $171.5 million or 19.0% in 2020 compared to 2019, reflecting a volume decrease of 13.7%, an unfavorable impact from foreign currency exchange rates of 4.1% and an unfavorable price realization of 1.2%. The volume declines were attributed to significant sales declines in Mexico and China, where net sales declined by 24.6% and 46.0%, respectively, due to the implementation of quarantine protocols by local governments to mitigate the spread of COVID-19. Furthermore, net sales declines in China were also attributable to the commencement of the International Optimization Program.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales declined approximately 31.2% during 2020. At the onset of the pandemic, the Company temporarily closed all Hershey's Chocolate World stores in the U.S. (3 locations), Niagara Falls (Ontario) and Singapore; however, as of July, all locations were re-opened on a limited capacity basis with increased safety measures and enforced social distancing.
Our International and Other segment generated income of $28.6 million in 2020 compared to $95.7 million in 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 30

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
Unallocated corporate expense totaled $520.7 million in 2020 as compared to $532.6 million in 2019 primarily driven by savings in travel and meeting expenses related to COVID-19 travel restrictions and project timing shifts. In 2019, unallocated corporate expense increased $3.7 million from $528.9 million in 2018 primarily driven by compensation related expenses, partially offset by acquisition-related costs.
LIQUIDITY AND CAPITAL RESOURCES
We assess our liquidity in terms of our ability to generate cash to fund our operating, investing and financing activities. Significant factors affecting liquidity include cash flows generated from operating activities, capital expenditures, acquisitions, dividends, repurchases of outstanding shares, the adequacy of available commercial paper and bank lines of credit, and the ability to attract long-term capital with satisfactory terms. We generate substantial amounts of cash from operations and remain in a strong financial position, with sufficient liquidity available for capital reinvestment, strategic acquisitions and the payment of dividends.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2020	2019	2018
Net cash provided by (used in):
Operating activities	$1,699.6	$1,763.9	$1,599.9
Investing activities	(531.3)	(780.5)	(1,502.9)
Financing activities	(499.2)	(1,081.4)	116.1
Effect of exchange rate changes on cash and cash equivalents	(7.0)	3.3	(5.3)
Less: Cash classified as assets held for sale (see Note 8)	(11.4)	—	—
Increase (decrease) in cash and cash equivalents	$650.7	$(94.7)	$207.8
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
Cash provided by operating activities in 2020 decreased $64.3 million relative to 2019. This decrease was driven by the following factors:
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $166 million in 2020 and generated cash of $60 million in 2019. This $226 million fluctuation was mainly driven by a higher year-over-year build up of U.S. inventories to satisfy product requirements and maintain sufficient levels to accommodate customer requirements, as well as an increase in cash used by accounts receivable due to an increase in sales of U.S. seasonal products.
•The decrease in cash provided by operating activities was partially offset by the following net cash inflows:
◦Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived and intangible asset charges, write-down of equity investments and other charges) resulted in $207 million of higher cash flow in 2020 relative to 2019.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 31

Cash provided by operating activities in 2019 increased $164.0 million relative to 2018. This increase was driven by the following factors:
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) generated cash of $60 million in 2019 and consumed cash of $104 million in 2018. This $164 million fluctuation was mainly driven by higher cash receipts prior to year-end 2019, the timing of vendor and supplier payments, as well as higher accrued incentive compensation related to annual performance that was paid in the first quarter of 2020.
•Prepaid expenses and other current assets generated cash of $14 million in 2019, compared to a use of cash of $40 million in 2018. This $54 million fluctuation was mainly driven by the timing of payments on commodity futures. In addition, in 2019, the volume of commodity futures held, which require margin deposits, was lower compared to 2018. We utilize commodity futures contracts to economically manage the risk of future price fluctuations associated with our purchase of raw materials.
•The increase in cash provided by operating activities was partially offset by the following net cash outflows:
◦Income taxes used cash of $9 million in 2019, compared to cash generated of $76 million in 2018. This $85 million fluctuation was mainly due to the variance in actual tax expense for 2019 relative to the timing of quarterly estimated tax payments, which resulted in a lower taxes payable position at the end of 2019 compared to 2018.
◦Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived and intangible asset charges, write-down of equity investments and other charges) resulted in $2 million of lower cash flow in 2019 relative to 2018.
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $34.5 million, $41.4 million and $42.1 million in 2020, 2019 and 2018, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $11.7 million, $20.1 million and $25.9 million in 2020, 2019 and 2018, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $531.3 million for investing activities in 2020 compared to $780.5 million in 2019, with the decrease in cash spend driven by less acquisition activity. We used cash of $1,502.9 million for investing activities in 2018, and the decrease in 2019 in cash spend was driven by less acquisition and divestiture activity.
Primary investing activities include the following:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $441.6 million in 2020, $318.2 million in 2019 and $328.6 million in 2018. Our 2020 expenditures were substantially higher than 2019 expenditures due to progress on our key strategic projects, however, 2020 expenditures were below original expectations due to a selective pause on certain aspects of our ERP system implementation. Our 2019 expenditures were relatively in line with 2018 expenditures. We expect 2021 capital expenditures, including capitalized software, to approximate $550 million. The increase in our 2021 capital expenditures is largely driven by the continuation of our ERP system implementation, as well as our supply chain capacity projects which focus on additional capacity for our largest and fastest growing brands, building agile fulfillment and customization capabilities and investing in new

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 32

data and technology within our supply chain to enhance visibility and automation. We will continue to evaluate and re-prioritize our capital projects amid the COVID-19 pandemic.
•Proceeds from sales of property, plant and equipment and other long-lived assets. During 2020, proceeds from the sale of property, plant and equipment and other long-lived assets was minimal. During 2019, we generated $28.1 million of proceeds from the sale of property, plant and equipment and other long-lived assets. This included the sale of select Pennsylvania facilities and land for sales proceeds of approximately $27.6 million, resulting in a gain on the sale of $11.3 million. During 2018, we generated $49.8 million of proceeds from the sale of property, plant and equipment and other long-lived assets. This included sales of select China facilities that were taken out of operation in connection with the Operational Optimization Program. Proceeds from the sale of these facilities totaled $27.5 million, resulting in a gain of $6.6 million. Additionally, we sold licensing rights for a non-core trademark relating to a brand marketed outside of the U.S. for $13.0 million, resulting in a gain of $2.7 million.
•Proceeds from the sales of businesses. In 2020 and 2019, we had minimal or no proceeds from the sales of businesses. In 2018, we sold the Tyrrells and SGM businesses. Collectively, the proceeds from the sales of these businesses, net of cash divested, totaled approximately $167.0 million.
•Business acquisitions. In 2020, we had no acquisition activity. In 2019, we spent $402.2 million to acquire ONE Brands. In 2018, we spent $915 million to acquire Amplify and $423 million to acquire Pirate Brands.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $87.2 million in 2020, $80.2 million in 2019 and $52.6 million in 2018 in projects qualifying for tax credits.
•Other investing activities. In 2020 and 2019, we made minority investments in emerging snacking businesses that qualify as cost method investments.
Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2020 used cash by $499.2 million, compared to cash used of $1,081.4 million in 2019. We generated cash of $116.1 million for financing activities in 2018, primarily to fund acquisition activity.
The majority of our financing activity was attributed to the following:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2020, we generated cash flow of $41.8 million due to an increase in short-term foreign bank borrowings. In 2019, we used $1.2 billion to reduce short-term commercial paper borrowings and short-term foreign borrowings. We utilized the proceeds from the issuance of long-term debt in October 2019 to repay outstanding commercial paper used to fund the ONE Brands acquisition. In 2018, we generated cash flow of $645.8 million through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign bank borrowings. We utilized the proceeds from the issuance of commercial paper to fund the Amplify acquisition and repay Amplify's outstanding debt owed under its existing credit agreement. A portion of the commercial paper borrowings used to fund the Amplify acquisition were subsequently refinanced with the proceeds of new notes issued during the second quarter of 2018, as discussed below.
•Long-term debt borrowings and repayments.  In May 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the "2020 Notes"). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020 and December 2020, we repaid $350 million of 2.900% Notes and $350 million of 4.125% Notes due upon their maturities. In October 2019, we issued $300 million of 2.05% Notes due in 2024, $300 million of 2.45% Notes due in 2029 and $400 million of 3.125% Notes due in 2049 (the "2019 Notes"). Proceeds from the issuance of the 2019 Notes, net of discounts and issuance costs, totaled $990.3 million. In May 2018, we issued $350 million of 2.90% Notes due in 2020, $350 million of 3.10% Notes due in 2021 and $500

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 33

million of 3.375% Notes due in 2023 (the "2018 Notes"). Proceeds from the issuance of the 2018 Notes, net of discounts and issuance costs, totaled $1,193.8 million. In 2018, we repaid $300 million of 1.60% Notes due upon their maturity. Additionally, in August 2018, we repaid a portion of the commercial paper borrowings that had been used to fund the Amplify acquisition.
•Tax receivable obligation.  In connection with the Amplify acquisition, the Company agreed to make payments to the counterparty of a tax receivable agreement. In 2018, we paid $72.0 million to settle the tax receivable obligation.
•Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. In 2020, we used cash for total share repurchases of $211.2 million that included purchases pursuant to authorized programs; this included $150.0 million to purchase 1.0 million shares. In 2019, we used cash for total share repurchases of $527.2 million that included purchases pursuant to authorized programs; this included $150.0 million to purchase 1.4 million shares. In 2018, we used cash for total share repurchases of $247.5 million, which included a privately negotiated repurchase transaction with Hershey Trust Company, as trustee for the Trust, to purchase 450 thousand shares for $47.8 million. In October 2017, our Board of Directors approved a $100 million share repurchase authorization.  This program was completed in the first quarter of 2019. In July 2018, our Board of Directors approved an additional $500 million share repurchase authorization. As of December 31, 2020, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. We expect 2021 share repurchases to return to a more traditional buyback strategy.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $640.7 million in 2020, $610.3 million in 2019 and $562.5 million in 2018. Dividends per share of Common Stock increased 5.5% to $3.154 per share in 2020 compared to $2.990 per share in 2019, while dividends per share of Class B Common Stock increased 5.5% in 2020. Details regarding our 2020 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	March 29, 2020	June 28, 2020	September 27, 2020	December 31, 2020
Dividends paid per share – Common stock	$0.773	$0.773	$0.804	$0.804
Dividends paid per share – Class B common stock	$0.702	$0.702	$0.731	$0.731
Total cash dividends paid	$157.8	$156.5	$163.7	$162.7
Declaration date	January 28, 2020	April 21, 2020	July 8, 2020	November 6, 2020
Record date	February 21, 2020	May 22, 2020	August 21, 2020	November 20, 2020
Payment date	March 16, 2020	June 15, 2020	September 15, 2020	December 15, 2020
•Proceeds from the exercise of stock options, including tax benefits. We received $25.5 million from employee exercises of stock options, net of employee taxes withheld from share-based awards in 2020. We received $240.8 million and $63.3 million in 2019 and 2018, respectively. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 34

Financial Condition
At December 31, 2020, our cash and cash equivalents totaled $1.1 billion. At December 31, 2019, our cash and cash equivalents totaled $493.3 million. Our cash and cash equivalents at the end of 2020 increased $650.7 million compared to the 2019 year-end balance. This increase was predominantly due to our $1 billion 2020 Notes issuance in May 2020 as we intend to mitigate any potential COVID-19 risks, partially offset by the repayment of $350 million Notes that matured in May 2020 and $350 million Notes that matured in December 2020. Additional detail regarding the net sources of cash are outlined in the following discussion.
Approximately 35% of the balance of our cash and cash equivalents at December 31, 2020 was held by subsidiaries domiciled outside of the United States. During 2020, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total debt was $4.6 billion at December 31, 2020 and $4.3 billion at December 31, 2019. Our total debt increased in 2020 mainly due to our $1 billion 2020 Notes issuance in May 2020, partially offset by the repayment of $350 million Notes that matured in May 2020 and $350 million Notes that matured in December 2020.
As a source of short-term financing, we maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. As of December 31, 2020, the termination date of this agreement is July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2020, we had $1.5 billion of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2020.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2020, we had available capacity of $193 million under these lines of credit.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 35

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
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2020:

	Payments due by Period
	In millions of dollars
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes (excluding finance lease obligations)	$4,478.3	$434.7	$750.0	$900.0	$2,393.6
Interest expense (1)	1,338.4	121.7	213.3	168.0	835.4
Operating lease obligations (2)	281.7	43.8	49.8	27.9	160.2
Finance lease obligations (3)	191.3	8.6	12.1	9.4	161.2
Minimum pension plan funding obligations (4)	10.5	1.7	3.4	3.6	1.8
Unconditional purchase obligations (5)	1,883.4	1,548.9	331.5	3.0	—
Total obligations	$8,183.6	$2,159.4	$1,360.1	$1,111.9	$3,552.2
(1) Includes the net interest payments on fixed rate debt associated with long-term notes.
(2) Includes the minimum rental commitments (including imputed interest) under non-cancelable operating leases primarily for offices, retail stores, warehouses and distribution facilities.
(3) Includes the minimum rental commitments (including imputed interest) under non-cancelable finance leases primarily for offices and warehouse facilities, as well as vehicles.
(4) Represents future pension payments to comply with local funding requirements. Our policy is to fund domestic pension liabilities in accordance with the minimum and maximum limits imposed by the Employee Retirement Income Security Act of 1974 (“ERISA”), federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 36

pension liabilities in accordance with laws and regulations applicable to those plans. For more information, see Note 11 to the Consolidated Financial Statements.
(5) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2020. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2020, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements requires management to use judgment and make estimates and assumptions. We believe that our most critical accounting policies and estimates relate to the following:

•Accrued Liabilities for Trade Promotion Activities
•Pension and Other Post-Retirement Benefits Plans
•Business Acquisitions, Valuation and Impairment of Goodwill and Other Intangible Assets
•Income Taxes

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 37

historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2020, 2019, and 2018, actual annual promotional costs have not deviated from the estimated amount by more than 2%. Our trade promotion and consumer incentive accrued liabilities totaled $195.6 million and $181.0 million at December 31, 2020 and 2019, respectively.
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

Pension Plans
Changes in certain assumptions could significantly affect pension expense and benefit obligations, particularly the estimated long-term rate of return on plan assets and the discount rates used to calculate such obligations:

•Long-term rate of return on plan assets. The expected long-term rate of return is evaluated on an annual basis. We consider a number of factors when setting assumptions with respect to the long-term rate of return, including current and expected asset allocation and historical and expected returns on the plan asset categories. Actual asset allocations are regularly reviewed and periodically rebalanced to the targeted allocations when considered appropriate. Investment gains or losses represent the difference between the expected return estimated using the long-term rate of return and the actual return realized. For 2020, we decreased the expected return on plan assets assumption to 4.8% from the 5.3% assumption used during 2019. The historical average return (compounded annually) over the 20 years prior to December 31, 2020 was approximately 6.0%.

As of December 31, 2020, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $281 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $10 million.

•Discount rate. Prior to December 31, 2017, the service and interest cost components of net periodic benefit cost were determined utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2018, we elected to utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This change does not affect the measurement of our pension and

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 38

other post-retirement benefit liabilities but generally results in lower benefit expense in periods when the yield curve is upward sloping, which was the case in 2018. We accounted for this change as a change in accounting estimate and, accordingly, accounted for it on a prospective basis starting in 2018.
A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $7 million and the December 31, 2020 pension liability would increase by approximately $108 million or decrease by approximately $91 million, respectively.
Pension expense for defined benefit pension plans is expected to be approximately $6 million in 2021. Pension expense beyond 2021 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:
•Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans' consolidated expense and the December 31, 2020 benefit liability would increase by approximately $27 million or decrease by approximately $22 million, respectively.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 39

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

Results of Impairment Tests

At December 31, 2020, the net book value of our goodwill totaled $1,988.2 million. As it relates to our 2020 annual testing performed at the beginning of the fourth quarter, we tested one reporting unit using a quantitative assessment. We tested our remaining reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary. Based on our testing, all of our reporting units had an excess fair value well over the their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2020, 2019 or 2018.

In 2019, sales and operating performance associated with our Krave business were below expectations. In the fourth quarter of 2019, as part of a strategic review initiated by our leadership team, we updated our strategic forecast which projected underperformance related to the Krave business primarily due to mainstream brands driving category volume and an increase in the overall competitive landscape. We deemed this to be a triggering event requiring us to test our Krave long-lived asset group for impairment. Based on our assessment, we determined that the carrying value was not recoverable and calculated an impairment loss as the excess of the asset group's carrying value over its fair value. Therefore, as a result of this testing, during the fourth quarter of 2019, we recorded an impairment charge totaling $100.1 million to write down the long-lived asset group, which predominantly consisted of customer relationship and trademark intangible assets.

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 40

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
Interest Rate Risk
In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. The total notional amount of interest rate swaps outstanding at December 31, 2019 was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt at December 31, 2019. A hypothetical 100 basis point increase in interest rates applied to this variable-rate debt through its December 2020 maturity would have increased interest expense by approximately $3.2 million for the year 2020 and $3.5 million for the full year 2019.
In addition, the total amount of short-term debt, net of cash, amounted to net cash of $1.1 billion and $461 million, respectively, at December 31, 2020 and 2019. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2020 would have changed interest expense by approximately $8.6 million for the full year 2020 and $4.3 million for the full year 2019.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2020 and December 31, 2019 by approximately $357 million and $246 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 41

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2020		2019
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$45.4	Euros Malaysian ringgit Swiss Franc	$110.8	Euros British pound Malaysian ringgit
Foreign currency forward exchange contracts to sell foreign currencies	$178.0	Canadian dollars Brazilian reals Mexican peso Japanese yen British pound	$125.8	Canadian dollars Brazilian reals Japanese yen
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2020 and 2019, the net fair value of these instruments was a liability of $3.1 million and an asset of $1.0 million, respectively. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $25.6 million and $55.4 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 42

Commodities—Price Risk Management and Futures Contracts
Our most significant raw material requirements include cocoa products, sugar, corn products, dairy products, peanuts and almonds. The cost of cocoa products and prices for related futures contracts and costs for certain other raw materials historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•Commodity market fluctuations;
•Foreign currency exchange rates;
•Imbalances between supply and demand;
•The effects of climate change and extreme weather on crop yield and quality;
•Speculative influences;
•Trade agreements among producing and consuming nations;
•Supplier compliance with commitments;
•Import/export requirements for raw materials and finished goods;
•Political unrest in producing countries;
•Introduction of living income premiums or similar requirements; and
•Changes in governmental agricultural programs and energy policies.

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
Cocoa Products
During 2020, average cocoa futures contract prices increased compared with 2019 and traded in a range between $1.00 and $1.29 per pound, based on the Intercontinental Exchange futures contract. While global production declined slightly, demand reduced to a greater extent leading to a modest global surplus and accompanying increase in overall stocks. During the first half of the year prices declined amidst an expectation of strong future supply and concerns around the demand outlook. Strong West African production remains the consensus, though the demand picture has been unclear given broad-based quarantine measures. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2020	2019	2018	2017	2016
Annual Average	$1.11	$1.03	$1.06	$0.91	$1.29
High	1.29	1.14	1.23	0.99	1.38
Low	1.00	0.90	0.88	0.87	1.03
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 43

Sugar
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. The U.S. delivered east coast refined sugar prices traded in a range from $44.00 to $49.00 per pound during 2020. Prices were historically high throughout 2020 due to poor beet and cane sugar production in 2019 for all of North America.
Corn Products
We use corn futures to price our corn sweetener product requirements. Strong U.S. exports, particularly in China, drove corn prices higher in 2020. Corn prices traded in a range from $3.15 to $4.83 per bushel during 2020.
Dairy Products
During 2020, prices for fluid dairy milk ranged from a low of $12.75 per pound to a high of $16.65 per pound, on a Class IV milk basis. Fluid dairy milk prices were lower than 2019, driven by declines in U.S. dairy demand due to the impacts of COVID-19.
Peanuts and Almonds
Peanut prices in the U.S. ranged from a low of $0.51 per pound to a high of $0.90 per pound during 2020. Prices rose this year due to the low quality of the U.S. crop and strong demand. Almond prices began the year at $3.25 per pound and closed the year at $2.05 per pound during 2020. A record 2020 almond crop size drove prices lower.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $279.8 million as of December 31, 2020 and $589.7 million as of December 31, 2019. At the end of 2020, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2020 by $27.4 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 44

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2021 expressed an unqualified opinion thereon.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 46

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2020 was $195.6 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

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

/s/ ERNST & YOUNG LLP

We have served as the Company‘s auditor since 2016.

Philadelphia, Pennsylvania
February 17, 2021

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on Internal Control over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 17, 2021 expressed an unqualified opinion thereon.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 48

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 17, 2021

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 49

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2020	2019	2018
Net sales	$8,149,719	$7,986,252	$7,791,069
Cost of sales	4,448,450	4,363,774	4,215,744
Gross profit	3,701,269	3,622,478	3,575,325
Selling, marketing and administrative expense	1,890,925	1,905,929	1,874,829
Long-lived and intangible asset impairment charges	9,143	112,485	57,729
Business realignment costs	18,503	8,112	19,103
Operating profit	1,782,698	1,595,952	1,623,664
Interest expense, net	149,374	144,125	138,837
Other (income) expense, net	138,327	71,043	74,766
Income before income taxes	1,494,997	1,380,784	1,410,061
Provision for income taxes	219,584	234,032	239,010
Net income including noncontrolling interest	1,275,413	1,146,752	1,171,051
Less: Net loss attributable to noncontrolling interest	(3,295)	(2,940)	(6,511)
Net income attributable to The Hershey Company	$1,278,708	$1,149,692	$1,177,562

Net income per share—basic:
Common stock	$6.30	$5.64	$5.76
Class B common stock	$5.72	$5.12	$5.24

Net income per share—diluted:
Common stock	$6.11	$5.46	$5.58
Class B common stock	$5.71	$5.10	$5.22

Dividends paid per share:
Common stock	$3.154	$2.990	$2.756
Class B common stock	$2.866	$2.716	$2.504

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 50

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2020			2019			2018
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$1,275,413			$1,146,752			$1,171,051
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$(13,767)	$—	(13,767)	$13,141	$—	13,141	$(31,143)	$—	(31,143)
Reclassification to earnings due to the sale of businesses	—	—	—	—	—	—	25,131	—	25,131
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and prior service cost	(39,455)	9,351	(30,104)	(9,315)	2,273	(7,042)	(39,724)	10,120	(29,604)
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	(36,535)	(36,535)
Reclassification to earnings	33,326	(8,240)	25,086	31,341	(8,256)	23,085	40,421	(9,986)	30,435
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(780)	1,880	1,100	(2,515)	857	(1,658)	5,822	(86)	5,736
Reclassification of tax effects relating to U.S. tax reform	—	—	—	—	—	—	—	(11,121)	(11,121)
Reclassification to earnings	7,779	(3,156)	4,623	8,404	(2,949)	5,455	5,573	(2,677)	2,896
Total other comprehensive (loss) income, net of tax	$(12,897)	$(165)	(13,062)	$41,056	$(8,075)	32,981	$6,080	$(50,285)	(44,205)
Total comprehensive income including noncontrolling interest			$1,262,351			$1,179,733			$1,126,846
Comprehensive loss attributable to noncontrolling interest			(2,241)			(2,773)			(7,682)
Comprehensive income attributable to The Hershey Company			$1,264,592			$1,182,506			$1,134,528

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 51

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,143,987	$493,262
Accounts receivable—trade, net	615,233	568,509
Inventories	964,207	815,251
Prepaid expenses and other	254,478	240,080
Total current assets	2,977,905	2,117,102
Property, plant and equipment, net	2,285,255	2,153,139
Goodwill	1,988,215	1,985,955
Other intangibles	1,295,214	1,341,166
Other non-current assets	555,887	512,000
Deferred income taxes	29,369	31,033
Total assets	$9,131,845	$8,140,395
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580,058	$550,828
Accrued liabilities	781,766	702,372
Accrued income taxes	17,051	19,921
Short-term debt	74,041	32,282
Current portion of long-term debt	438,829	703,390
Total current liabilities	1,891,745	2,008,793
Long-term debt	4,089,755	3,530,813
Other long-term liabilities	683,434	655,777
Deferred income taxes	229,028	200,018
Total liabilities	6,893,962	6,395,401

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2020 and 2019	—	—
Common stock, shares issued: 160,939,248 in 2020 and 2019	160,939	160,939
Class B common stock, shares issued: 60,613,777 in 2020 and 2019	60,614	60,614
Additional paid-in capital	1,191,200	1,142,210
Retained earnings	1,928,673	1,290,461
Treasury—common stock shares, at cost: 13,325,898 in 2020 and 12,723,592 in 2019	(768,992)	(591,036)
Accumulated other comprehensive loss	(338,082)	(323,966)
Total—The Hershey Company stockholders’ equity	2,234,352	1,739,222
Noncontrolling interest in subsidiary	3,531	5,772
Total stockholders’ equity	2,237,883	1,744,994
Total liabilities and stockholders’ equity	$9,131,845	$8,140,395
See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 52

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2020	2019	2018
Operating Activities
Net income including noncontrolling interest	$1,275,413	$1,146,752	$1,171,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	294,907	291,544	295,144
Stock-based compensation expense	57,584	51,899	49,286
Deferred income taxes	26,880	(15,072)	36,255
Impairment of long-lived and intangible assets (see Note 6)	9,143	112,485	57,729
Write-down of equity investments	125,579	50,457	50,329
Other	113,470	57,426	37,278
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(55,537)	40,252	8,585
Inventories	(151,918)	(21,194)	(12,746)
Prepaid expenses and other current assets	2,493	13,593	(39,899)
Accounts payable and accrued liabilities	41,470	41,101	(100,252)
Accrued income taxes	(16,158)	(9,544)	75,568
Contributions to pension and other benefit plans	(11,671)	(20,134)	(25,864)
Other assets and liabilities	(11,998)	24,308	(2,471)
Net cash provided by operating activities	1,699,657	1,763,873	1,599,993
Investing Activities
Capital additions (including software)	(441,626)	(318,192)	(328,601)
Proceeds from sales of property, plant and equipment and other long-lived assets	1,107	28,131	49,759
Proceeds from sales of businesses, net of cash and cash equivalents divested	—	—	167,048
Equity investments in tax credit qualifying partnerships	(87,211)	(80,230)	(52,641)
Business acquisitions, net of cash and cash equivalents acquired	—	(402,160)	(1,338,459)
Other investing activities	(3,550)	(8,029)	—
Net cash used in investing activities	(531,280)	(780,480)	(1,502,894)
Financing Activities
Net increase (decrease) in short-term debt	41,759	(1,168,205)	645,805
Long-term borrowings, net of debt issuance costs	989,876	989,618	1,199,845
Repayment of long-term debt and finance leases	(704,467)	(6,151)	(910,844)
Repayment of tax receivable obligation	—	—	(72,000)
Cash dividends paid	(640,732)	(610,312)	(562,521)
Repurchase of common stock	(211,196)	(527,211)	(247,500)
Exercise of stock options	25,532	240,806	63,323
Net cash (used in) provided by financing activities	(499,228)	(1,081,455)	116,108
Effect of exchange rate changes on cash and cash equivalents	(6,990)	3,326	(5,388)
Increase (decrease) in cash and cash equivalents, including cash classified as held for sale	662,159	(94,736)	207,819
Less: Increase in cash and cash equivalents classified as held for sale (see Note 8)	(11,434)	—	—
Net increase (decrease) in cash and cash equivalents	650,725	(94,736)	207,819
Cash and cash equivalents, beginning of period	493,262	587,998	380,179
Cash and cash equivalents, end of period	$1,143,987	$493,262	$587,998
Supplemental Disclosure
Interest paid	$150,930	$139,504	$132,486
Income taxes paid	215,491	238,067	118,842

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 53

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2018	$—	$299,281	$60,620	$924,978	$6,371,082	$(6,426,877)	$(313,746)	$16,227	$931,565
Net income (loss)					1,177,562			(6,511)	1,171,051
Other comprehensive income (loss)							4,622	(1,171)	3,451
Dividends (including dividend equivalents):
Common Stock, $2.756 per share					(412,491)				(412,491)
Class B Common Stock, $2.504 per share					(151,789)				(151,789)
Conversion of Class B Common Stock into Common Stock		6	(6)						—
Stock-based compensation				49,656					49,656
Exercise of stock options and incentive-based transactions				7,571		55,752			63,323
Repurchase of common stock						(247,500)			(247,500)
Reclassification of tax effects relating to U.S. tax reform					47,656		(47,656)		—
Balance, December 31, 2018	—	299,287	60,614	982,205	7,032,020	(6,618,625)	(356,780)	8,545	1,407,266
Net income (loss)					1,149,692			(2,940)	1,146,752
Other comprehensive income							32,814	167	32,981
Dividends (including dividend equivalents):
Common Stock, $2.990 per share					(445,618)				(445,618)
Class B Common Stock, $2.716 per share					(164,627)				(164,627)
Stock-based compensation				50,732					50,732
Exercise of stock options and incentive-based transactions				109,273		131,533			240,806
Repurchase of common stock						(527,211)			(527,211)
Retirement of treasury common stock		(138,348)			(6,284,919)	6,423,267			—
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, December 31, 2019	—	160,939	60,614	1,142,210	1,290,461	(591,036)	(323,966)	5,772	1,744,994
Net income (loss)					1,278,708			(3,295)	1,275,413
Other comprehensive (loss) income							(14,116)	1,054	(13,062)
Dividends (including dividend equivalents):
Common Stock, $3.154 per share					(466,777)				(466,777)
Class B Common Stock, $2.866 per share					(173,719)				(173,719)
Stock-based compensation				56,698					56,698
Exercise of stock options and incentive-based transactions				(7,708)		33,240			25,532
Repurchase of common stock						(211,196)			(211,196)
Balance, December 31, 2020	$—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 54

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest, (the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great-tasting snacks. The Company has more than 90 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 85 countries worldwide. Hershey's structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. The Company currently operates through two reportable segments that are aligned with its management structure and the key markets it serves: North America and International and Other. For additional information on our segment presentation, see Note 13.
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
COVID-19
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. To date, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
In late May and early June, many state governments began a phased reopening of their economies. These phased approaches promoted limited food service offerings, outdoor dining, increased travel and the reopening of retailing establishments while adhering to new guidelines and enhanced safety measures, including social distancing and face mask protocols. As a result, we experienced an increase in our net sales and earnings per share during 2020. We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy.
While recent reopening approaches have made a short-term positive impact on local and state economies and the United States unemployment rate, certain states have modified reopening plans as new cases of COVID-19 have led to new trends in outbreaks and hotspots.
The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and federal, state and local government actions taken in response, including the distribution of vaccinations. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 55

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
Our trade promotional programs and consumer incentives are used to promote our products and include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The estimated costs associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2020, 2019 and 2018, actual promotional costs have not deviated from the estimated amount by more than 2%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $195,563 and $180,959 at December 31, 2020 and 2019, respectively.
We also recognize a minor amount of royalty income (less than 1% of our consolidated net sales) from sales-based licensing arrangements, pursuant to which revenue is recognized as the third-party licensee sales occur. Shipping and handling costs incurred to deliver product to the customer are recorded within cost of sales. Sales, value add and other taxes we collect concurrent with revenue producing activities are excluded from revenue.
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
In 2020, 2019 and 2018, approximately 31%, 30% and 28%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 56

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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $37,577 in 2020, $37,146 in 2019 and $38,521 in 2018. Advertising expense is also charged to expense as incurred and totaled $516,936 in 2020, $513,302 in 2019 and $479,908 in 2018. Prepaid advertising expense was $705 and $242 as of December 31, 2020 and 2019, respectively.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash and cash equivalents approximates the carrying amount.
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America segment. As of December 31, 2020, McLane Company, Inc. accounted for approximately 24% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $24,975 and $24,966 at December 31, 2020 and 2019, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2020, approximately 63% of our inventories, representing the majority of our United States ("U.S.") inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses were valued at the lower of first-in, first-out (“FIFO”) cost or net realizable value. LIFO cost of inventories valued using the LIFO method was $606,282 as of December 31, 2020 and $501,459 as of December 31, 2019. The adjustment to LIFO, as shown in Note 18, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2020, 2019 or 2018.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2020 and December 31, 2019, property, plant and equipment included assets under finance lease arrangements with net book values totaling $88,065 and $93,917, respectively. Total depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $219,021, $218,096 and $231,012, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 57

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
The unamortized amount of capitalized software totaled $187,673 and $153,842 at December 31, 2020 and 2019, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $360,579 and $338,449 as of 2020 and 2019, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 32 years, which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 58

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
Derivative instruments are recognized on the Consolidated Balance Sheets at their fair values. When we become party to a derivative instrument and intend to apply hedge accounting, we designate the instrument for financial reporting purposes as a cash flow or fair value hedge. The accounting for changes in fair value (gains or losses) of a derivative instrument depends on whether we have designated it and it qualified as part of a hedging relationship, as noted below:
•Changes in the fair value of a derivative that is designated as a cash flow hedge are recorded in accumulated other comprehensive income (“AOCI”) to the extent effective and reclassified into earnings in the same period or periods during which the transaction hedged by that derivative also affects earnings.
•Changes in the fair value of a derivative that is designated as a fair value hedge, along with the offsetting loss or gain on the hedged asset or liability that is attributable to the risk being hedged, are recorded in earnings, thereby reflecting in earnings the net extent to which the hedge is not effective in achieving offsetting changes in fair value.
•Changes in the fair value of a derivative not designated as a hedging instrument are recognized in earnings in cost of sales or SM&A, consistent with the related exposure.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 59

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
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted the provisions of this ASU in the fourth quarter of 2020. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 60

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
2020 Activity
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. ("Krave") and the Scharffen Berger and Dagoba brands, all of which were previously included within the North America segment results in our consolidated financial statements. Total proceeds from the divestitures and the impact on our Consolidated Statements of Income, both individually and on an aggregate basis, were immaterial.
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

The acquisition has been accounted for as a purchase and, accordingly, ONE Brands' results of operations have been included within the North America segment results in our consolidated financial statements since the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$180,065
Other intangible assets	206,800
Other assets acquired, primarily current assets	25,435
Other liabilities assumed, primarily current liabilities	(10,140)
Net assets acquired	$402,160

The purchase price allocation presented above has been finalized as of the first quarter of 2020 and includes an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed.

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 61

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 62

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Amplify Snack Brands, Inc.

On January 31, 2018, we completed the acquisition of all of the outstanding shares of Amplify Snack Brands, Inc. (“Amplify”), previously a publicly traded company based in Austin, Texas that owns several popular better-for-you snack brands such as SkinnyPop, Oatmega and Paqui. Amplify's anchor brand, SkinnyPop, is a market-leading ready-to-eat popcorn brand and is available in a wide range of food distribution channels in the United States. Total consideration of $968,781 included payment of $12.00 per share for Amplify's outstanding common stock (for a total of $907,766), as well as payment of Amplify's transaction-related expenses, including accelerated equity compensation, consultant fees and other deal costs. The business enables us to capture more consumer snacking occasions by contributing a new portfolio of brands.

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 63

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2020 and 2019 are as follows:

	North America	International and Other	Total
Goodwill	$1,787,818	$375,633	$2,163,451
Accumulated impairment loss	(4,973)	(357,375)	(362,348)
Balance at January 1, 2019	1,782,845	18,258	1,801,103
Acquired during the period	178,179	—	178,179
Measurement period adjustments	1,061	—	1,061
Foreign currency translation	5,381	231	5,612
Balance at December 31, 2019	1,967,466	18,489	1,985,955
Measurement period adjustments (see Note 2)	825	—	825
Foreign currency translation	2,154	(719)	1,435
Balance at December 31, 2020	$1,970,445	$17,770	$1,988,215

We had no goodwill impairment charges in 2020, 2019 or 2018.
The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2020		2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,211,086	$(104,939)	$1,212,172	$(73,262)
Customer-related	204,101	(49,616)	207,749	(40,544)
Patents	8,556	(8,542)	16,711	(16,525)
Total	1,423,743	(163,097)	1,436,632	(130,331)

Intangible assets not subject to amortization:
Trademarks	34,568		34,865
Total other intangible assets	$1,295,214		$1,341,166

In 2019, sales and operating performance associated with our Krave business were below expectations. In the fourth quarter of 2019, as part of a strategic review initiated by our leadership team, we updated our strategic forecast which projected under performance related to the Krave business primarily due to mainstream brands driving category volume and an increase in the overall competitive landscape. We deemed this to be a triggering event requiring us to test our Krave long-lived asset group for impairment. Based on our assessment, we determined that the carrying value was not recoverable and calculated an impairment loss as the excess of the asset group's carrying value over its fair value. Therefore, as a result of this testing, during the fourth quarter of 2019, we recorded an impairment charge totaling $100,131 to write down the long-lived asset group, which predominantly consisted of customer relationship and trademark intangible assets.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 64

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Total amortization expense for the years ended December 31, 2020, 2019 and 2018 was $46,472, $46,690 and $38,555, respectively.
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2021	2022	2023	2024	2025
Amortization expense	$46,329	$46,315	$46,121	$45,540	$45,540

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
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2020, we are in compliance with all affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $266,935 at December 31, 2020 and $390,299 at December 31, 2019. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. We had short-term foreign bank loans against these lines of credit for $74,041 at December 31, 2020 and $32,282 at December 31, 2019. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At December 31, 2020 and 2019, we had no outstanding commercial paper.
The maximum amount of short-term borrowings outstanding during 2020 and 2019 was $944,944 and $1,275,430, respectively. The weighted-average interest rate on short-term borrowings outstanding was 1.2% as of December 31, 2020 and 2.4% as of December 31, 2019.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 65

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Long-term Debt
Long-term debt consisted of the following:

December 31,	Maturity Date	2020	2019
2.900% Notes (1)	May 15, 2020	$—	$350,000
4.125% Notes (1)	December 1, 2020	—	350,000
8.800% Debentures	February 15, 2021	84,715	84,715
3.100% Notes	May 15, 2021	350,000	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes (3)	November 15, 2024	300,000	300,000
0.900% Notes (2)	June 1, 2025	300,000	—
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes (3)	November 15, 2029	300,000	300,000
1.700% Notes (2)	June 1, 2030	350,000	—
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes (3)	November 15, 2049	400,000	400,000
2.650% Notes (2)	June 1, 2050	350,000	—
Finance lease obligations (see Note 7)		80,755	79,643
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(30,525)	(23,794)
Total long-term debt		4,528,584	4,234,203
Less—current portion		438,829	703,390
Long-term portion		$4,089,755	$3,530,813
(1)In May 2020, we repaid $350,000 of 2.900% Notes due upon their maturity. In December 2020, we repaid $350,000 of 4.125% Notes due upon their maturity.
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
(3)In October 2019, we issued $300,000 of 2.05% Notes due in 2024, $300,000 of 2.45% Notes due in 2029 and $400,000 of 3.125% Notes due in 2049 (the "2019 Notes"). Proceeds from the issuance of the 2019 Notes, net of discounts and issuance costs, totaled $990,337. The 2019 Notes were issued under a shelf registration statement on Form S-3 filed in May 2018 that registered an indeterminate amount of debt securities.
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2021	$434,715
2022	—
2023	750,000
2024	300,000
2025	600,000
Thereafter	2,393,639
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2020	2019	2018
Interest expense	$160,204	$157,707	$151,950
Capitalized interest	(6,733)	(5,585)	(5,092)
Interest expense	153,471	152,122	146,858
Interest income	(4,097)	(7,997)	(8,021)
Interest expense, net	$149,374	$144,125	$138,837

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $279,843 as of December 31, 2020 and $589,662 as of December 31, 2019.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $130,131 at December 31, 2020 and $65,826 at December 31, 2019. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,519 at December 31, 2020 and $50,831 at December 31, 2019. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 67

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity (see Note 4). Therefore, as of December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. As of December 31, 2019, we had one interest rate swap derivative instrument in a fair value hedging relationship with a notional amount of $350,000.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2020 and 2019 was $30,194 and $28,187, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2020 and 2019:

December 31,	2020		2019
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,388	$5,522	$1,235	$1,779

Derivatives designated as fair value hedging instruments:
Interest rate swap agreements	—	—	555	—

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	3,299	1,648	9,080	626
Deferred compensation derivatives	3,630	—	2,557	—
Foreign exchange contracts	176	93	1,496	—
	7,105	1,741	13,133	626
Total	$9,493	$7,263	$14,923	$2,405

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of December 31, 2020, amounts reflected on a net basis in assets were assets of $32,674 and liabilities of $29,376, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
reflected on a net basis in assets at December 31, 2019 were assets of $46,075 and liabilities of $37,606. At December 31, 2020 and 2019, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from AOCI into income (b)
	2020	2019	2020	2019	2020	2019
Commodities futures and options	$6,593	$35,488	$—	$—	$—	$—
Foreign exchange contracts	(1,584)	410	(780)	(2,515)	1,810	939
Interest rate swap agreements	—	—	—	—	(9,589)	(9,343)
Deferred compensation derivatives	4,934	6,738	—	—	—	—
Total	$9,943	$42,636	$(780)	$(2,515)	$(7,779)	$(8,404)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $4,060 as of December 31, 2020. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
The following table presents amounts that were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for interest rate swap derivatives designated as fair value accounting hedges as of December 31, 2020 and 2019.

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of the Hedged Liability		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount Assets
	2020	2019	2020	2019
Long-term debt	$—	$(349,445)	$—	$555
For the years ended December 31, 2020 and 2019, we recognized a net pretax benefit to interest expense of $3,186 and net incremental interest expense of $1,829, respectively, relating to our fixed-to-floating interest rate swap arrangements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 69

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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2020 and 2019:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2020:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$2,564	$—	$2,564
Deferred compensation derivatives (3)	—	3,630	—	3,630
Commodities futures and options (4)	3,299	—	—	3,299
Liabilities:
Foreign exchange contracts (1)	—	5,615	—	5,615
Commodities futures and options (4)	1,648	—	—	1,648
December 31, 2019:
Assets:
Foreign exchange contracts (1)	$—	$2,731	$—	$2,731
Interest rate swap agreements (2)	—	555	—	555
Deferred compensation derivatives (3)	—	2,557	—	2,557
Commodities futures and options (4)	9,080	—	—	9,080
Liabilities:
Foreign exchange contracts (1)	—	1,779	—	1,779
Commodities futures and options (4)	626	—	—	626
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
(3)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(4)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2020 and December 31, 2019 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2020	2019	2020	2019
Current portion of long-term debt	$443,215	$712,863	$438,829	$703,390
Long-term debt	4,479,499	3,656,540	4,089,755	3,530,813
Total	$4,922,714	$4,369,403	$4,528,584	$4,234,203
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
(1)In connection with our disposal group classified as held for sale, as discussed in Note 8, during 2020, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. The sale of the Lotte Shanghai Foods Co., Ltd. ("LSFC") joint venture (disposal group) was completed in January 2021.
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
(1)During the fourth quarter of 2019, as discussed in Note 3, we recorded impairment charges to write down customer relationship and trademark intangible assets associated with Krave. These charges were determined by comparing the fair value of the asset group to its carrying value. We used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and relief-from-royalty valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
(2)During 2019, we recorded impairment charges predominantly comprised of select long-lived assets that had not yet met the held for sale criteria. The fair value of these assets was supported by potential sales prices with third-party buyers and market analysis.
(3)In connection with our disposal group classified as held for sale, as discussed in Note 8, during 2019, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers.

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
In connection with disposal groups classified as held for sale, as discussed in Note 8, during 2018, we recorded impairment charges totaling $57,729 to adjust the long-lived asset values within certain disposal groups, including the Shanghai Golden Monkey ("SGM") and Tyrrells businesses, the LSFC joint venture and other assets. These charges represent the excess of the disposal groups' carrying values, including the related currency translation adjustment amounts realized or to be realized upon completion of the sales, over the sales values less costs to sell for the respective businesses. The fair values of the disposal groups were supported by the sales prices paid by third-party buyers or estimated sales prices based on marketing of the disposal group, when the sale has not yet been completed. The sales of SGM and Tyrrells were both completed in July 2018.
7. LEASES
We lease office and retail space, warehouse and distribution facilities, land, vehicles, and equipment. We determine if an agreement is or contains a lease at inception. Leases with an initial term of 12 months or less are not recorded on the balance sheet.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of lease payments over the lease term and are recognized at the lease commencement date.
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
As a result of the impact of COVID-19 on our ability to operate certain parts of our business, during the year ended December 31, 2020, we received immaterial rent concessions primarily on select office space. We will continue to evaluate the nature and extent of potential COVID-19 impacts on our lease agreements.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The components of lease expense were as follows:

Lease expense	Classification	2020	2019
Operating lease cost	Cost of sales or SM&A (1)	$44,547	$42,580
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	8,202	7,821
Interest on lease liabilities	Interest expense, net	4,475	4,467
Net lease cost (2)		$57,224	$54,868
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	2020	2019
Weighted-average remaining lease term (years)
Operating leases	12.5	14.3
Finance leases	30.1	31.4

Weighted-average discount rate
Operating leases	3.8%	3.8%
Finance leases	5.9%	6.0%
Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2020	2019
Assets
Operating lease ROU assets	Other non-current assets	$224,268	$220,678

Finance lease ROU assets, at cost	Property, plant and equipment, gross	101,426	101,142
Accumulated amortization	Accumulated depreciation	(13,361)	(7,225)
Finance lease ROU assets, net	Property, plant and equipment, net	88,065	93,917

Total leased assets		$312,333	$314,595

Liabilities
Current
Operating	Accrued liabilities	$36,578	$29,209
Finance	Current portion of long-term debt	4,868	4,079
Non-current
Operating	Other long-term liabilities	181,871	184,163
Finance	Long-term debt	75,887	75,564
Total lease liabilities		$299,204	$293,015

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The maturity of our lease liabilities as of December 31, 2020 were as follows:

	Operating leases	Finance leases	Total
2021	$43,841	$8,616	$52,457
2022	30,135	7,087	37,222
2023	19,628	4,974	24,602
2024	14,778	4,673	19,451
2025	13,144	4,714	17,858
Thereafter	160,247	161,244	321,491
Total lease payments	281,773	191,308	473,081
Less: Imputed interest	63,324	110,553	173,877
Total lease liabilities	$218,449	$80,755	$299,204

Supplemental cash flow and other information related to leases were as follows:

	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,568	$39,910
Operating cash flows from finance leases	$4,475	$4,467
Financing cash flows from finance leases	$4,468	$4,018

ROU assets obtained in exchange for lease liabilities:
Operating leases	$38,464	$27,890
Finance leases	$3,992	$7,943
8. ASSETS AND LIABILITIES HELD FOR SALE
As of December 31, 2020, the following disposal group has been classified as held for sale and stated at the lower of net book value or estimated sales value less costs to sell:
•In October 2020, we entered into a definitive agreement to divest the LSFC joint venture, which was taken out of operation during the second quarter of 2018. The transaction was subject to government approval and other customary closing conditions. The sale of LSFC was completed in January 2021. Total proceeds from the sale, net of cash divested, was immaterial.

During 2019, we completed the sale of one disposal group that had been previously classified as assets held for sale, as follows:
•In December 2019, we sold select Pennsylvania facilities and land for sales proceeds of approximately $27,613, resulting in a gain on the sale of $11,289, which is recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Income.

During 2018, we completed the sale of other disposal groups that had been previously classified as assets and liabilities held for sale, as follows:
•In April 2018, we sold the licensing rights for a non-core trademark relating to a brand marketed outside of the United States for sale proceeds of approximately $13,000, realizing in a gain on the sale of $2,658, which is recorded in the selling, marketing and administrative expense caption within the Consolidated Statements of Income.
•During the second and third quarters of 2018, we sold select China facilities that were taken out of operation and classified as assets held for sale during the first quarter of 2017 in connection with the Operational

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Optimization Program (as defined in Note 9). Proceeds from the sale of these facilities totaled $27,468, resulting in a gain on the sale of $6,562, which is recorded in the business realignment costs caption within the Consolidated Statements of Income.
•In July 2018, we sold the Tyrrells and SGM businesses, both of which were previously classified as held for sale. Total proceeds from the sale of Tyrrells and SGM, net of cash divested, were approximately $171,950. We recorded impairment charges of $28,817 to adjust the book values of the disposal groups to the sales value less costs to sell.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2020	2019	2018
Cost of sales	$2,209	$—	$11,323
Selling, marketing and administrative expense	10,801	1,126	21,401
Business realignment costs	18,503	8,112	19,103
Costs associated with business realignment activities	$31,513	$9,238	$51,827

Costs recorded by program in 2020, 2019 and 2018 related to these activities were as follows:

For the years ended December 31,	2020	2019	2018
International Optimization Program:
Severance	$18,977	$—	$—
Other program costs	10,366	—	—
Margin for Growth Program:
Severance	(653)	5,178	15,378
Accelerated depreciation	—	—	9,131
Other program costs	2,823	4,060	30,940
Operational Optimization Program:
Gain on sale of facilities	—	—	(6,562)
Other program costs	—	—	2,940
Total	$31,513	$9,238	$51,827
The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2020:

Total
Liability balance at December 31, 2019	$9,118
2020 business realignment charges (1)	29,319
Cash payments	(25,689)
Liability balance at December 31, 2020 (reported within accrued liabilities and other long-term liabilities)	$12,748
(1)The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 75

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program ("International Optimization Program") to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable and simplified base going forward.
The International Optimization Program is expected to be completed by mid-2022, with total pre-tax costs anticipated to be $50,000 to $75,000. Cash costs are expected to be $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International and Other segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
For the year ended December 31, 2020, we recognized total costs associated with the International Optimization Program of $29,343. These charges predominantly included severance and employee benefit costs. In addition, we incurred other program costs, which related to third-party charges in support of our initiative to transform our China operating model.
Margin for Growth Program
In the first quarter of 2017, the Company's Board of Directors ("Board") unanimously approved several initiatives under a single program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
For the years end ended December 31, 2020, 2019 and 2018, we recognized total costs associated with the Margin for Growth Program of $2,170, $9,238, and $55,449 respectively. These charges included employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing our global supply chain. In addition, we incurred other program costs, which related primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. This project was completed in mid-2020.
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
During 2018, we incurred pre-tax costs totaling $2,940, relating primarily to third-party charges in support of our initiative to optimize our production and supply chain network. In addition, we completed the sale of select China facilities in 2018 that had been taken out of service in connection with the Operational Optimization Program resulting in a gain of $6,562. This program was completed in 2018.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
10. INCOME TAXES
The components of income before income taxes were as follows:

For the years ended December 31,	2020	2019	2018
Domestic	$1,405,254	$1,211,051	$1,195,645
Foreign	89,743	169,733	214,416
Income before income taxes	$1,494,997	$1,380,784	$1,410,061

The components of our provision for income taxes were as follows:

For the years ended December 31,	2020	2019	2018
Current:
Federal	$117,348	$179,358	$151,107
State	46,198	38,232	38,243
Foreign	29,158	31,514	13,405
	192,704	249,104	202,755
Deferred:
Federal	24,486	14,958	35,035
State	3,746	1,865	7,572
Foreign	(1,352)	(31,895)	(6,352)
	26,880	(15,072)	36,255
Total provision for income taxes	$219,584	$234,032	$239,010
U.S. Tax Cuts and Jobs Act of 2017
The U.S. Tax Cuts and Jobs Act, enacted in December 2017 (“U.S. tax reform”), significantly changed U.S. corporate income tax laws by, among other things, reducing the U.S. corporate income tax rate to 21% starting in 2018 and creating a territorial tax system with a one-time mandatory tax on previously deferred foreign earnings of U.S. subsidiaries.  During 2018, we recorded net benefits totaling $19.5 million as measurement period adjustments to the net provisional charge related to the one-time mandatory tax on previously deferred earnings of non-U.S. subsidiaries.
Additionally, U.S. tax reform subjects a U.S. shareholder to current tax on global intangible low-taxed income ("GILTI") earned by certain foreign subsidiaries. We have elected to not recognize deferred taxes for temporary differences until such differences reverse as GILTI in future years.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2020	2019
Deferred tax assets:
Post-retirement benefit obligations	$58,059	$56,384
Accrued expenses and other reserves	86,412	88,590
Stock-based compensation	18,831	19,304
Derivative instruments	15,550	16,864
Pension	8,203	3,952
Lease liabilities	64,192	64,988
Accrued trade promotion reserves	25,877	21,709
Net operating loss carryforwards	154,445	160,584
Capital loss carryforwards	15,401	26,022
Other	10,027	9,685
Gross deferred tax assets	456,997	468,082
Valuation allowance	(193,310)	(206,743)
Total deferred tax assets	263,687	261,339
Deferred tax liabilities:
Property, plant and equipment, net	180,633	161,449
Acquired intangibles	156,439	144,314
Lease ROU assets	46,778	48,419
Inventories	21,086	29,158
Other	58,410	46,984
Total deferred tax liabilities	463,346	430,324
Net deferred tax liabilities	$(199,659)	$(168,985)
Included in:
Non-current deferred tax assets, net	$29,369	$31,033
Non-current deferred tax liabilities, net	(229,028)	(200,018)
Net deferred tax liabilities	$(199,659)	$(168,985)

Changes in deferred taxes were primarily due to accelerated tax depreciation on property, plant and equipment and tax amortization of previously acquired intangibles.
The valuation allowances as of December 31, 2020 and 2019 were primarily related to capital loss carryforwards and various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.7	1.8	2.7
Business realignment and impairment charges	—	—	0.6
Foreign rate differences	(0.5)	(1.5)	(2.0)
Historic and solar tax credits	(7.7)	(3.4)	(3.5)
U.S. tax reform	—	—	(1.4)
Tax contingencies	0.1	0.9	0.5
Stock compensation	(0.6)	(1.3)	(0.3)
Valuation allowance release	—	(1.5)	—
Other, net	(0.3)	0.9	(0.6)
Effective income tax rate	14.7%	16.9%	17.0%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2020	2019
Balance at beginning of year	$108,383	$97,530
Additions for tax positions taken during prior years	10,641	9,327
Reductions for tax positions taken during prior years	(2,496)	(2,080)
Additions for tax positions taken during the current year	3,354	10,472
Settlements	—	(1,151)
Expiration of statutes of limitations	(11,339)	(5,715)
Balance at end of year	$108,543	$108,383
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $103,213 as of December 31, 2020 and $102,671 as of December 31, 2019.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $1,564, $3,824 and $1,785 in 2020, 2019 and 2018 , respectively, for interest and penalties. Accrued net interest and penalties were $11,542 as of December 31, 2020 and $9,978 as of December 31, 2019.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6,803 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
As of December 31, 2020, we had approximately $762,601 of undistributed earnings of our international subsidiaries. During 2020, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.
Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other non-current assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2020, 2019 and 2018 we recognized investment tax credits and related outside basis difference benefits totaling $146,021, $58,798 and $60,111, respectively, and we wrote-down the equity investment by $125,579, $50,457 and $50,329, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2020.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2020	2019	2020	2019
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,105,206	$1,031,206	$230,457	$214,719
Service cost	21,734	20,878	159	151
Interest cost	26,112	35,756	6,029	7,837
Actuarial loss	90,140	89,092	15,218	23,635
Settlement	(52,938)	(21,445)	—	—
Currency translation and other	1,822	2,956	254	589
Benefits paid	(23,238)	(53,237)	(8,809)	(16,474)
Projected benefit obligation at end of year	1,168,838	1,105,206	243,308	230,457
Change in plan assets
Fair value of plan assets at beginning of year	1,053,438	963,861	—	—
Actual return on plan assets	118,812	157,931	—	—
Employer contributions	2,862	3,660	8,809	16,474
Settlement	(52,938)	(21,445)	—	—
Currency translation and other	1,309	2,668	—	—
Benefits paid	(23,238)	(53,237)	(8,809)	(16,474)
Fair value of plan assets at end of year	1,100,245	1,053,438	—	—
Funded status at end of year	$(68,593)	$(51,768)	$(243,308)	$(230,457)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$8,308	$10,481	$—	$—
Accrued liabilities	(6,174)	(3,476)	(19,801)	(19,251)
Other long-term liabilities	(70,727)	(58,773)	(223,507)	(211,206)
Total	$(68,593)	$(51,768)	$(243,308)	$(230,457)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(205,193)	$(216,443)	$(10,718)	$444
Net prior service credit (cost)	21,706	27,031	—	(219)
Net amounts recognized in AOCI	$(183,487)	$(189,412)	$(10,718)	$225
The project benefit obligation during 2020 was impacted by actuarial loss of $90,140 which was the result of the discount rate assumption decreasing from 3.1% at December 31, 2019 to 2.3% at December 31, 2020. The accumulated benefit obligation for all defined benefit pension plans was $1,123,102 as of December 31, 2020 and $1,063,955 as of December 31, 2019.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2020	2019
Projected benefit obligation	$759,200	$709,651
Accumulated benefit obligation	718,335	674,017
Fair value of plan assets	682,299	647,402
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2020	2019	2018	2020	2019	2018
Amounts recognized in net periodic benefit cost
Service cost	$21,734	$20,878	$21,223	$159	$151	$230
Interest cost	26,112	35,756	31,943	6,029	7,837	6,923
Expected return on plan assets	(52,907)	(54,520)	(58,612)	—	—	—
Amortization of prior service (credit) cost	(7,308)	(7,230)	(7,202)	300	811	836
Amortization of net loss (gain)	26,952	32,647	26,875	(39)	(385)	—
Curtailment credit	—	—	(299)	—	—	—
Settlement loss	13,421	5,498	20,211	—	—	—
Total net periodic benefit cost	$28,004	$33,029	$34,139	$6,449	$8,414	$7,989

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(15,606)	$(52,028)	$3,715	$15,266	$23,956	$(10,771)
Prior service cost (credit)	7,310	7,232	7,198	(300)	(810)	(838)
Total recognized in other comprehensive (income) loss, pre-tax	$(8,296)	$(44,796)	$10,913	$14,966	$23,146	$(11,609)
Net amounts recognized in periodic benefit cost and AOCI	$19,708	$(11,767)	$45,052	$21,415	$31,560	$(3,620)

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2020	2019	2020	2019
Discount rate	2.3%	3.1%	2.5%	3.2%
Rate of increase in compensation levels	3.5%	3.6%	N/A	N/A
Interest crediting rate	4.7%	4.7%	N/A	N/A

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 82

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2020	2019	2018	2020	2019	2018
Discount rate	3.1%	4.1%	3.4%	3.2%	4.2%	3.5%
Expected long-term return on plan assets	5.3%	5.9%	5.8%	N/A	N/A	N/A
Rate of compensation increase	3.6%	3.6%	3.8%	N/A	N/A	N/A

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

We utilize a full yield curve approach in the estimation of service and interest costs by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. This approach provides a more precise measurement of service and interest costs by improving the correlation between the projected cash flows to the corresponding spot rates along the yield curve. This approach does not affect the measurement of our pension and other post-retirement benefit liabilities but generally results in lower benefit expense in periods when the yield curve is upward sloping.

For purposes of measuring our post-retirement benefit obligation at December 31, 2020, we assumed a 6.1% annual rate of increase in the per capita cost of covered health care benefits for 2021, grading down to 5.0% by 2025. For purposes of measuring our post-retirement benefit obligation at December 31, 2019, we assumed a 6.4% annual rate of increase in the per capita cost of covered health care benefits for 2020, grading down to 5.0% by 2025.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2020 and MP-2019 generational projection scales, which we adopted as of December 31, 2020 and 2019, respectively. Adoption of the updated scales did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2020 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	24%
Fixed income securities	51%
Alternative investments, including real estate, listed infrastructure and other	24%
As of December 31, 2020, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2020:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$613	$21,287	$—	$576	$22,476
Equity securities:
Global all-cap (a)	—	—	—	264,909	264,909
Fixed income securities:
U.S. government/agency	—	—	—	215,573	215,573
Corporate bonds (b)	—	—	—	155,648	155,648
International government/corporate bonds (c)	—	—	—	32,586	32,586
Diversified credit (d)	—	—	—	160,829	160,829
Alternative investments:
Global diversified assets (e)	—	—	—	117,290	117,290
Global real estate investment trusts (f)	—	—	—	60,083	60,083
Global infrastructure (g)	—	—	—	70,851	70,851
Total pension plan assets	$613	$21,287	$—	$1,078,345	$1,100,245
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2019:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$365	$13,194	$—	$629	$14,188
Equity securities:
Global all-cap (a)	—	—	—	248,222	248,222
Fixed income securities:
U.S. government/agency	—	—	—	264,066	264,066
Corporate bonds (b)	—	—	—	136,896	136,896
International government/corporate bonds (c)	—	—	—	32,407	32,407
Diversified credit (d)	—	—	—	103,793	103,793
Alternative investments:
Global diversified assets (e)	—	—	—	146,681	146,681
Global real estate investment trusts (f)	—	—	—	53,159	53,159
Global infrastructure (g)	—	—	—	54,026	54,026
Total pension plan assets	$365	$13,194	$—	$1,039,879	$1,053,438

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 84

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(d)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt, and emerging market debt.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises equity funds primarily invested in publicly traded real estate securities.
(g)	This category comprises equity funds primarily invested in publicly traded listed infrastructure securities.
The fair value of the Level 1 assets was based on quoted prices in active markets for the identical assets. The fair value of the Level 2 assets was determined by management based on an assessment of valuations provided by asset management entities and was calculated by aggregating market prices for all underlying securities.
Investment objectives for our domestic plan assets are:

•To ensure high correlation between the value of plan assets and liabilities;
•To maintain careful control of the risk level within each asset class; and
•To focus on a long-term return objective.

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2020. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $2,862 during 2020. In 2019, we made total contributions of $3,660 to the pension plans. For 2021, minimum funding requirements for our pension plans are approximately $1,611.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2021	2022	2023	2024	2025	2026-2030
Pension Benefits	$116,050	$101,245	$98,348	$94,155	$90,546	$369,540
Other Benefits	19,769	18,174	17,167	16,244	15,227	64,235
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $52,793 in 2020, $47,651 in 2019 and $47,959 in 2018.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 85

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

As of December 31, 2020, 65.8 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Executive Organization Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Executive Organization Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2020	2019	2018
Pre-tax compensation expense	$57,584	$51,899	$49,286
Related income tax benefit	8,580	9,030	9,463
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of December 31, 2020, total stock-based compensation expense related to non-vested awards not yet recognized was $60,198 and the weighted-average period over which this amount is expected to be recognized was approximately 1.9 years.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 86

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of stock options for the year ended December 31, 2020 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	2,420,461	$97.80	5.7 years
Granted	15,260	$157.32
Exercised	(553,131)	$92.70
Forfeited	(42,779)	$102.44
Outstanding as of December 31, 2020	1,839,811	$99.72	4.9 years	$96,873
Options exercisable as of December 31, 2020	1,406,063	$98.29	4.2 years	$75,977
The weighted-average fair value of options granted was $21.31, $15.25 and $15.58 per share in 2020, 2019 and 2018, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2020	2019	2018
Dividend yields	2.1%	2.7%	2.4%
Expected volatility	17.5%	17.0%	16.6%
Risk-free interest rates	1.3%	2.5%	2.8%
Expected term in years	6.7	6.5	6.6
•"Dividend yields" means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
•"Expected volatility" means the historical volatility of our Common Stock over the expected term of each grant;
•"Risk-free interest rates" means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and
•"Expected term" means the period of time that stock options granted are expected to be outstanding based on historical data.
The total intrinsic value of options exercised was $32,121, $115,786 and $38,382 in 2020, 2019 and 2018, respectively.
As of December 31, 2020, there was $2,138 of total unrecognized compensation expense related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 1.3 years.
The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/20	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Number Exercisable as of 12/31/20	Weighted- Average Exercise Price
$34.89 - $96.65	451,518	3.5	$83.35	447,523	$83.24
$96.66 - $105.91	699,982	6.1	$101.70	409,235	$102.90
$105.92 - $157.32	688,311	4.5	$108.44	549,305	$107.13
$34.89 - $157.32	1,839,811	4.9	$99.72	1,406,063	$98.29

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 87

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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSUs granted in 2020, 2019, and 2018 can range from 0% to 250% of the targeted amounts.
We recognize the compensation expense associated with PSUs ratably over the 3-year term. Compensation expense is based on the grant date fair value because the grants can only be settled in shares of our Common Stock. The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s Common Stock on the date of grant for performance-based components.
In 2020, 2019 and 2018, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation expense associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expense associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2020 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,089,916	$112.52
Granted	353,037	$161.30
Performance assumption change (1)	128,431	$140.39
Vested	(378,913)	$109.99
Forfeited	(139,139)	$124.74
Outstanding at end of year	1,053,332	$135.11
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

For the years ended December 31,	2020	2019	2018
Units granted	353,037	493,828	457,315
Weighted-average fair value at date of grant	$161.30	$115.94	$97.86
Monte Carlo simulation assumptions:
Estimated values	$80.08	$48.40	$29.17
Dividend yields	2.0%	2.6%	2.6%
Expected volatility	17.3%	20.3%	20.4%

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 88

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

•"Estimated values" means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;
•"Dividend yields" means the sum of dividends declared for the four most recently quarterly periods, divided by the average price of our Common Stock for the comparable periods;
•"Expected volatility" means the historical volatility of our Common Stock over the expected term of each grant.

The fair value of shares vested totaled $56,294, $51,739 and $28,752 in 2020, 2019 and 2018, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 254,269 units as of December 31, 2020. Each unit is equivalent to one share of the Company’s Common Stock.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Our segment net sales and earnings were as follows:

For the years ended December 31,	2020	2019	2018
Net sales:
North America	$7,416,697	$7,081,764	$6,901,607
International and Other	733,022	904,488	889,462
Total	$8,149,719	$7,986,252	$7,791,069

Segment income:
North America	$2,321,823	$2,125,861	$2,020,082
International and Other	28,592	95,702	73,762
Total segment income	2,350,415	2,221,563	2,093,844
Unallocated corporate expense (1)	520,632	532,539	528,887
Unallocated mark-to-market losses (gains) on commodity derivatives	6,429	(28,651)	(168,263)
Long-lived and intangible asset impairment charges (see Note 6)	9,143	112,485	57,729
Costs associated with business realignment activities (see Note 9)	31,513	9,238	51,827
Operating profit	1,782,698	1,595,952	1,623,664
Interest expense, net (see Note 4)	149,374	144,125	138,837
Other (income) expense, net (see Note 17)	138,327	71,043	74,766
Income before income taxes	$1,494,997	$1,380,784	$1,410,061
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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

For the years ended December 31,	2020	2019	2018
Net gains on mark-to-market valuation of commodity derivative positions recognized in income	$(6,593)	$(35,488)	$(69,379)
Net gains (losses) on commodity derivative positions reclassified from unallocated to segment income	13,022	6,837	(98,884)
Net losses (gains) on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$6,429	$(28,651)	$(168,263)
As of December 31, 2020, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $62,537. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $40,766 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 90

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2020	2019	2018
North America	$222,153	$220,513	$205,340
International and Other	28,693	29,289	35,656
Corporate (1)	44,061	41,742	54,148
Total	$294,907	$291,544	$295,144
(1)Corporate includes non-cash asset-related accelerated depreciation and amortization related to business realignment activities, as discussed in Note 9. Such amounts are not included within our measure of segment income.
Additional information regarding our net sales and long-lived assets disaggregated by geographical region is as follows:

For the years ended December 31,	2020	2019	2018
Net sales:
United States	$7,042,804	$6,722,617	$6,535,675
Other	1,106,915	1,263,635	1,255,394
Total	$8,149,719	$7,986,252	$7,791,069

Long-lived assets:
United States	$1,836,114	$1,717,606	$1,668,186
Other	449,141	435,533	462,108
Total	$2,285,255	$2,153,139	$2,130,294

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

For the year ended December 31,	2020	2019	2018
Net sales:
Confectionery and confectionery-based portfolio	$7,628,926	$7,553,954	$7,453,364
Snacks portfolio	520,793	432,298	337,705
Total	$8,149,719	$7,986,252	$7,791,069
14. EQUITY AND NONCONTROLLING INTEREST
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2020. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Common Stock ("Class B Stock") and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
Holders of the Common Stock and the Class B Stock generally vote together without regard to class on matters submitted to stockholders, including the election of directors. The holders of Common Stock have 1 vote per share and the holders of Class B Common Stock have 10 votes per share. However, the Common Stock holders, voting separately as a class, are entitled to elect one-sixth of the Board. With respect to dividend rights, the Common Stock holders are entitled to cash dividends 10% higher than those declared and paid on the Class B Common Stock.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 91

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2020 and 2019 no shares of Class B Stock were converted into Common Stock. During 2018, 6,000 shares of Class B Stock were converted into Common Stock.
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2020	2019	2018
Shares issued	221,553,025	359,901,744	359,901,744
Treasury shares at beginning of year	(12,723,592)	(150,172,840)	(149,040,927)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	(951,138)	(1,386,193)	(1,406,093)
Shares repurchased directly from the Milton Hershey School Trust	—	—	(450,000)
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	(450,000)	(2,674,349)	(615,719)
Stock issuances:
Shares issued for stock options and incentive compensation	798,832	3,161,071	1,339,899
Retirement of treasury shares	—	138,348,719	—
Treasury shares at end of year	(13,325,898)	(12,723,592)	(150,172,840)
Change in Common Stock due to retirement of treasury shares	—	(138,348,719)	—
Net shares outstanding at end of year	208,227,127	208,829,433	209,728,904
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
Hershey Trust Company
Hershey Trust Company, as trustee for the Milton Hershey School Trust (the "Trust") and as direct owner of investment shares, held 123,600 shares of our Common Stock as of December 31, 2020. As trustee for the Trust, Hershey Trust Company held 60,612,012 shares of the Class B Common Stock as of December 31, 2020, and was entitled to cast approximately 80% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.
In November 2018, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company purchased 450,000 shares of the Company’s common stock from the Trust at a price equal to $106.30 per share, for a total purchase price of $47,835.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Noncontrolling Interest in Subsidiary
We currently own a 50% controlling interest in LSFC, a joint venture established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners. As discussed in Note 8, in October 2020, we entered into a definitive agreement to divest LSFC. The sale of LSFC was completed in January 2021.
A roll-forward showing the 2020 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2019	$5,772
Net loss attributable to noncontrolling interest	(3,295)
Other comprehensive income - foreign currency translation adjustments	1,054
Balance, December 31, 2020	$3,531
The 2020 net loss attributable to the noncontrolling interest reflects the 50% allocation of LSFC-related business realignment and impairment costs (see Note 9).
15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2020.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2020, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2020, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2020:

in millions	2021	2022	2023	2024	2025
Purchase obligations	$1,548.9	$309.7	$21.8	$1.5	$1.5
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 93

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
Collective Bargaining
As of December 31, 2020, the Company employed approximately 15,200 full-time and 1,680 part-time employees worldwide. Collective bargaining agreements covered approximately 6,285 employees, or approximately 37% of the Company’s employees worldwide. During 2021, agreements will be negotiated for certain employees at four facilities outside of the United States, comprising approximately 70% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 94

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2020		2019		2018
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$467,013	$173,719	$445,685	$164,627	$410,732	$151,789
Allocation of undistributed earnings	464,802	173,174	393,731	145,649	449,372	165,669
Total earnings—basic	$931,815	$346,893	$839,416	$310,276	$860,104	$317,458

Denominator (shares in thousands):
Total weighted-average shares—basic	147,832	60,614	148,841	60,614	149,379	60,614

Earnings Per Share—basic	$6.30	$5.72	$5.64	$5.12	$5.76	$5.24

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$931,815	$346,893	$839,416	$310,276	$860,104	$317,458
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	346,893	—	310,276	—	317,458	—
Reallocation of undistributed earnings	—	(822)	—	(886)	—	(803)
Total earnings—diluted	$1,278,708	$346,071	$1,149,692	$309,390	$1,177,562	$316,655

Denominator (shares in thousands):
Number of shares used in basic computation	147,832	60,614	148,841	60,614	149,379	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—	60,614	—
Employee stock options	600	—	785	—	651	—
Performance and restricted stock units	368	—	462	—	345	—
Total weighted-average shares—diluted	209,414	60,614	210,702	60,614	210,989	60,614

Earnings Per Share—diluted	$6.11	$5.71	$5.46	$5.10	$5.58	$5.22
The earnings per share calculations for the years ended December 31, 2020, 2019 and 2018 excluded 15, 1,476 and 4,196 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 95

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2020	2019	2018
Write-down of equity investments in partnerships qualifying for historic and solar tax credits (see Note 10)	$125,579	$50,457	$50,329
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	12,560	20,415	20,672
Other (income) expense, net	188	171	3,765
Total	$138,327	$71,043	$74,766

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 96

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2020	2019
Inventories:
Raw materials	$388,600	$271,125
Goods in process	104,841	98,842
Finished goods	645,664	614,698
Inventories at FIFO	1,139,105	984,665
Adjustment to LIFO	(174,898)	(169,414)
Total inventories	$964,207	$815,251

Prepaid expenses and other:
Prepaid expenses	$95,669	$84,058
Other current assets	158,809	156,022
Total prepaid expenses and other	$254,478	$240,080

Property, plant and equipment:
Land	$131,513	$105,627
Buildings	1,387,106	1,298,985
Machinery and equipment	3,169,754	3,120,003
Construction in progress	276,514	209,788
Property, plant and equipment, gross	4,964,887	4,734,403
Accumulated depreciation	(2,679,632)	(2,581,264)
Property, plant and equipment, net	$2,285,255	$2,153,139

Other non-current assets:
Capitalized software, net	$187,673	$153,842
Operating lease ROU assets	224,268	220,678
Other non-current assets	143,946	137,480
Total other non-current assets	$555,887	$512,000

Accrued liabilities:
Payroll, compensation and benefits	$237,342	$230,518
Advertising, promotion and product allowances	309,537	279,440
Operating lease liabilities	36,578	29,209
Other	198,309	163,205
Total accrued liabilities	$781,766	$702,372

Other long-term liabilities:
Post-retirement benefits liabilities	$223,507	$211,206
Pension benefits liabilities	70,727	58,773
Operating lease liabilities	181,871	184,163
Other	207,329	201,635
Total other long-term liabilities	$683,434	$655,777

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(98,525)	$(83,704)
Pension and post-retirement benefit plans, net of tax	(194,205)	(189,187)
Cash flow hedges, net of tax	(45,352)	(51,075)
Total accumulated other comprehensive loss	$(338,082)	$(323,966)

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 97

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
19. QUARTERLY DATA (Unaudited)
Summary quarterly results were as follows:

Year 2020	First	Second	Third	Fourth
Net sales	$2,037,317	$1,707,329	$2,219,829	$2,185,244
Gross profit	866,622	792,552	1,080,024	962,071
Net income attributable to The Hershey Company	271,137	268,901	447,283	291,387
Common stock:
Net income per share—Basic(a)	1.33	1.33	2.21	1.44
Net income per share—Diluted(a)	1.29	1.29	2.14	1.39
Dividends paid per share	0.773	0.773	0.804	0.804
Class B common stock:
Net income per share—Basic(a)	1.21	1.21	2.00	1.31
Net income per share—Diluted(a)	1.21	1.20	2.00	1.30
Dividends paid per share	0.702	0.702	0.731	0.731
Market price—common stock:
High	160.95	146.46	149.59	155.12
Low	111.43	125.85	126.75	137.46

Year 2019	First	Second	Third	Fourth
Net sales	$2,016,488	$1,767,217	$2,134,422	$2,068,125
Gross profit	892,504	874,744	943,318	911,912
Net income attributable to The Hershey Company	304,358	312,840	325,307	207,187
Common stock:
Net income per share—Basic(a)	1.49	1.54	1.59	1.02
Net income per share—Diluted(a)	1.45	1.48	1.54	0.98
Dividends paid per share	0.722	0.722	0.773	0.773
Class B common stock:
Net income per share—Basic(a)	1.36	1.39	1.45	0.93
Net income per share—Diluted(a)	1.36	1.38	1.44	0.92
Dividends paid per share	0.656	0.656	0.702	0.702
Market price—common stock:
High	114.83	138.32	161.40	157.70
Low	104.30	113.84	134.25	140.29
(a)Quarterly income per share amounts do not total to the annual amount due to changes in weighted-average shares outstanding during the year.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 98

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2020. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Design and Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
Management's report on the Company's internal control over financial reporting appears on the following page. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 99

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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2020.

Item 9B.     OTHER INFORMATION
None.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 100

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 101

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 102

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1): Financial Statements
The audited consolidated financial statements of The Hershey Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon, as required to be filed, are located under Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2020, 2019 and 2018 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
We omitted other schedules because they are not applicable or the required information is set forth in the consolidated financial statements or notes thereto.
Item 15(a)(3): Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 8.8% Debentures due 2021#
2) 3.100% Notes due 2021
3) 2.625% Notes due 2023
4) 3.375% Notes due 2023
5) 2.050% Notes due 2024
6) 0.900% Notes due 2025
7) 3.200% Notes due 2025
8) 2.300% Notes due 2026
9) 7.200% Debentures due 2027
10) 2.450% Notes due 2029
11) 1.700% Notes due 2030
12) 3.375% Notes due 2046
13) 3.125% Notes due 2049
14) 2.650% Notes due 2050
15) Other Obligations
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.
4.2	The Company's Description of Common Stock and Class B Common Stock registered under Section 12 of the Exchange Act.*

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 103

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 104

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

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 105

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

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

Item 16.     FORM 10-K SUMMARY
None.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 106

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2021.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Chief Financial Officer and Chief Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chairman of the Board, President and Chief Executive Officer	February 17, 2021
Michele G. Buck	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Chief Financial Officer and Chief Accounting Officer	February 17, 2021
Steven E. Voskuil	(Principal Financial and Accounting Officer)

/s/ ANTHONY J. PALMER	Lead Independent Director	February 17, 2021
Anthony J. Palmer

/s/ PAMELA M. ARWAY	Director	February 17, 2021
Pamela M. Arway

/s/ JAMES W. BROWN	Director	February 17, 2021
James W. Brown

/s/ VICTOR L. CRAWFORD	Director	February 17, 2021
Victor L. Crawford

/s/ CHARLES A. DAVIS	Director	February 17, 2021
Charles A. Davis

/s/ ROBERT M. DUTKOWSKY	Director	February 17, 2021
Robert M. Dutkowsky

/s/ MARY KAY HABEN	Director	February 17, 2021
Mary Kay Haben

/s/ JAMES C. KATZMAN	Director	February 17, 2021
James C. Katzman

/s/ M. DIANE KOKEN	Director	February 17, 2021
M. Diane Koken

/s/ ROBERT M. MALCOLM	Director	February 17, 2021
Robert M. Malcolm

/s/ JUAN R. PEREZ	Director	February 17, 2021
Juan R. Perez

/s/ WENDY L. SCHOPPERT	Director	February 17, 2021
Wendy L. Schoppert

/s/ DAVID L. SHEDLARZ	Director	February 17, 2021
David L. Shedlarz

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 107

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2020, 2019 and 2018

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2020
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,966	$180,764	$—	$(180,755)	$24,975
Valuation allowance on net deferred taxes (b)	206,743	2,603	—	(16,036)	193,310
Inventory obsolescence reserve (c)	22,049	27,162	—	(31,508)	17,703
Total allowances deducted from assets	$253,758	$210,529	$—	$(228,299)	$235,988

For the year ended December 31, 2019
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,610	$159,140	$—	$(158,784)	$24,966
Valuation allowance on net deferred taxes (b)	239,959	(26,270)	—	(6,946)	206,743
Inventory obsolescence reserve (c)	20,136	27,157	—	(25,244)	22,049
Total allowances deducted from assets	$284,705	$160,027	$—	$(190,974)	$253,758

For the year ended December 31, 2018
Allowances deducted from assets
Accounts receivable—trade, net (a)	$41,792	$222,819	$—	$(240,001)	$24,610
Valuation allowance on net deferred taxes (b)	312,148	18,413	—	(90,602)	239,959
Inventory obsolescence reserve (c)	19,348	32,379	—	(31,591)	20,136
Total allowances deducted from assets	$373,288	$273,611	$—	$(362,194)	$284,705

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

Table of Contents	The Hershey Company | 2020 Form 10-K | Page 108