Form 10-Q
period 2021-04-04
HERSHEY CO
filed 2021-04-29
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021
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
Common Stock, one dollar par value—146,382,676 shares, as of April 23, 2021.
Class B Common Stock, one dollar par value—60,613,777 shares, as of April 23, 2021.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended April 4, 2021

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales	$2,295,948	$2,037,317
Cost of sales	1,246,997	1,170,695
Gross profit	1,048,951	866,622
Selling, marketing and administrative expense	494,665	475,384
Long-lived asset impairment charges	—	7,543
Business realignment costs	1,242	895
Operating profit	553,044	382,800
Interest expense, net	36,436	36,255
Other (income) expense, net	2,414	11,533
Income before income taxes	514,194	335,012
Provision for income taxes	117,323	66,229
Net income including noncontrolling interest	396,871	268,783
Less: Net gain (loss) attributable to noncontrolling interest	1,072	(2,354)
Net income attributable to The Hershey Company	$395,799	$271,137

Net income per share—basic:
Common stock	$1.96	$1.33
Class B common stock	$1.78	$1.21

Net income per share—diluted:
Common stock	$1.90	$1.29
Class B common stock	$1.77	$1.21

Dividends paid per share:
Common stock	$0.804	$0.773
Class B common stock	$0.731	$0.702

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended
	April 4, 2021			March 29, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$396,871			$268,783
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$1,198	$—	1,198	$(51,343)	$—	(51,343)
Reclassification to earnings due to the sale of businesses	5,210	—	5,210	—	—	—
Pension and post-retirement benefit plans:
Net actuarial gain and service cost	2,224	(529)	1,695	—	—	—
Reclassification to earnings	6,853	(1,867)	4,986	4,755	(548)	4,207
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(1,635)	287	(1,348)	5,381	(1,105)	4,276
Reclassification to earnings	3,137	(540)	2,597	2,091	(1,114)	977
Total other comprehensive income (loss), net of tax	$16,987	$(2,649)	14,338	$(39,116)	$(2,767)	(41,883)
Total comprehensive income including noncontrolling interest			$411,209			$226,900
Comprehensive income (loss) attributable to noncontrolling interest			6,334			(2,462)
Comprehensive income attributable to The Hershey Company			$404,875			$229,362

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	April 4, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,132,242	$1,143,987
Accounts receivable—trade, net	634,830	615,233
Inventories	909,802	964,207
Prepaid expenses and other	183,150	254,478
Total current assets	2,860,024	2,977,905
Property, plant and equipment, net	2,298,817	2,285,255
Goodwill	1,989,462	1,988,215
Other intangibles	1,284,111	1,295,214
Other non-current assets	577,692	555,887
Deferred income taxes	28,022	29,369
Total assets	$9,038,128	$9,131,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$553,642	$580,058
Accrued liabilities	717,171	781,766
Accrued income taxes	85,385	17,051
Short-term debt	64,458	74,041
Current portion of long-term debt	353,976	438,829
Total current liabilities	1,774,632	1,891,745
Long-term debt	4,094,158	4,089,755
Other long-term liabilities	673,756	683,434
Deferred income taxes	230,736	229,028
Total liabilities	6,773,282	6,893,962

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2021 and 2020	—	—
Common stock, shares issued: 160,939,248 at April 4, 2021 and December 31, 2020	160,939	160,939
Class B common stock, shares issued: 60,613,777 at April 4, 2021 and December 31, 2020	60,614	60,614
Additional paid-in capital	1,195,748	1,191,200
Retained earnings	2,162,464	1,928,673
Treasury—common stock shares, at cost: 14,583,846 at April 4, 2021 and 13,325,898 at December 31, 2020	(994,765)	(768,992)
Accumulated other comprehensive loss	(329,006)	(338,082)
Total—The Hershey Company stockholders’ equity	2,255,994	2,234,352
Noncontrolling interest in subsidiary	8,852	3,531
Total stockholders’ equity	2,264,846	2,237,883
Total liabilities and stockholders’ equity	$9,038,128	$9,131,845

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 4, 2021	March 29, 2020
Operating Activities
Net income including noncontrolling interest	$396,871	$268,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,897	70,624
Stock-based compensation expense	15,656	12,575
Deferred income taxes	(713)	(7,003)
Impairment of long-lived assets	—	7,543
Write-down of equity investments	2,891	11,103
Other	22,027	15,404
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(22,099)	(153,086)
Inventories	53,323	(27,907)
Prepaid expenses and other current assets	28,272	(3,913)
Accounts payable and accrued liabilities	(56,900)	636
Accrued income taxes	104,677	71,263
Contributions to pension and other benefit plans	(5,013)	(4,109)
Other assets and liabilities	(7,249)	(15,820)
Net cash provided by operating activities	609,640	246,093
Investing Activities
Capital additions (including software)	(114,471)	(99,217)
Equity investments in tax credit qualifying partnerships	(25,064)	(11,473)
Other investing activities	2,530	21
Net cash used in investing activities	(137,005)	(110,669)
Financing Activities
Net (decrease) increase in short-term debt	(6,079)	807,290
Repayment of long-term debt and finance leases	(85,863)	(1,086)
Cash dividends paid	(162,739)	(157,803)
Repurchase of common stock	(240,359)	(169,176)
Exercise of stock options	3,178	16,400
Net cash (used in) provided by financing activities	(491,862)	495,625
Effect of exchange rate changes on cash and cash equivalents	(3,952)	(18,671)
(Decrease) increase in cash and cash equivalents, including cash classified as held for sale	(23,179)	612,378
Less: Decrease (increase) in cash and cash equivalents classified as held for sale	11,434	(10,844)
Net (decrease) increase in cash and cash equivalents	(11,745)	601,534
Cash and cash equivalents, beginning of period	1,143,987	493,262
Cash and cash equivalents, end of period	$1,132,242	$1,094,796
Supplemental Disclosure
Interest paid	$27,685	$27,820
Income taxes paid	14,350	14,107

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2020	—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					395,799			1,072	396,871
Other comprehensive income							9,076	5,262	14,338
Dividends (including dividend equivalents):
Common Stock, $0.804 per share					(117,699)				(117,699)
Class B Common Stock, $0.731 per share					(44,309)				(44,309)
Stock-based compensation				15,955					15,955
Exercise of stock options and incentive-based transactions				(11,407)		14,586			3,179
Repurchase of common stock						(240,359)			(240,359)
Divestiture of noncontrolling interest								(1,013)	(1,013)
Balance, April 4, 2021	$—	$160,939	$60,614	$1,195,748	$2,162,464	$(994,765)	$(329,006)	$8,852	$2,264,846

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2019	—	$160,939	$60,614	$1,142,210	$1,290,461	$(591,036)	$(323,966)	$5,772	$1,744,994
Net income (loss)					271,137			(2,354)	268,783
Other comprehensive loss							(41,775)	(108)	(41,883)
Dividends (including dividend equivalents):
Common Stock, $0.773 per share					(114,594)				(114,594)
Class B Common Stock, $0.702 per share					(42,551)				(42,551)
Stock-based compensation				12,568					12,568
Exercise of stock options and incentive-based transactions				(1,648)		18,048			16,400
Repurchase of common stock						(169,176)			(169,176)
Balance, March 29, 2020	$—	$160,939	$60,614	$1,153,130	$1,404,453	$(742,164)	$(365,741)	$3,310	$1,674,541

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 6

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
Operating results for the quarter ended April 4, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
COVID-19
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 ("COVID-19") as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. Since the onset of COVID-19, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, as well as the economic recovery and actions taken in response by local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. We adopted the

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 7

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
2. BUSINESS DIVESTITURE
2021 Activity
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. ("LSFC"), which was previously included within the International and Other segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial and were recorded in the selling, marketing and administrative ("SM&A") expense caption within the Consolidated Statements of Income.
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the three months ended April 4, 2021 are as follows:

	North America	International and Other	Total
Balance at December 31, 2020	$1,970,445	$17,770	$1,988,215
Foreign currency translation	1,529	(282)	1,247
Balance at April 4, 2021	$1,971,974	$17,488	$1,989,462

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	April 4, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,211,784	$(113,679)	$1,211,086	$(104,939)
Customer-related	204,560	(52,982)	204,101	(49,616)
Patents	8,671	(8,671)	8,556	(8,542)
Total	1,425,015	(175,332)	1,423,743	(163,097)

Intangible assets not subject to amortization:
Trademarks	34,428		34,568
Total other intangible assets	$1,284,111		$1,295,214
Total amortization expense for the three months ended April 4, 2021 and March 29, 2020 was $11,621 and $11,640, respectively.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 8

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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of April 4, 2021, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. We had short-term foreign bank loans against these lines of credit for $64,458 at April 4, 2021 and $74,041 at December 31, 2020. Commitment fees relating to our revolving credit facility and lines of credit are not material.
At April 4, 2021 and December 31, 2020, we had no outstanding commercial paper.

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	April 4, 2021	December 31, 2020
8.800% Debentures (1)	February 15, 2021	$—	$84,715
3.100% Notes	May 15, 2021	350,000	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		80,451	80,755
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(25,956)	(30,525)
Total long-term debt		4,448,134	4,528,584
Less—current portion		353,976	438,829
Long-term portion		$4,094,158	$4,089,755
(1)In February 2021, we repaid $84,715 of 8.800% Debentures due upon their maturity.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

	Three Months Ended
	April 4, 2021	March 29, 2020
Interest expense	$38,763	$39,256
Capitalized interest	(1,717)	(1,417)
Interest expense	37,046	37,839
Interest income	(610)	(1,584)
Interest expense, net	$36,436	$36,255

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $194,068 as of April 4, 2021 and $279,843 as of December 31, 2020.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $146,323 at April 4, 2021 and $130,131 at December 31, 2020. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $6,117 at April 4, 2021 and $2,519 at December 31, 2020. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 10

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of April 4, 2021 and December 31, 2020, we had no open interest rate swap derivative instruments in a fair value hedging relationship.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at April 4, 2021 and December 31, 2020 was $21,299 and $30,194, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of April 4, 2021 and December 31, 2020:

	April 4, 2021		December 31, 2020
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,542	$6,139	$2,388	$5,522

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	1,881	844	3,299	1,648
Deferred compensation derivatives	1,554	—	3,630	—
Foreign exchange contracts	230	—	176	93
	3,665	844	7,105	1,741
Total	$5,207	$6,983	$9,493	$7,263

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of April 4, 2021, amounts reflected on a net basis in liabilities were assets of $26,173 and liabilities of $24,651, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2020 were assets of $32,674 and liabilities of $29,376. At April 4, 2021 and December 31, 2020, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended April 4, 2021 and March 29, 2020 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income ("OCI")		Gains (losses) reclassified from accumulated OCI ("AOCI") into income (b)
	2021	2020	2021	2020	2021	2020
Commodities futures and options	$13,679	$(77,092)	$—	$—	$—	$—
Foreign exchange contracts	138	(3,322)	(1,635)	5,381	(172)	253
Interest rate swap agreements	—	—	—	—	(2,965)	(2,344)
Deferred compensation derivatives	1,554	(5,759)	—	—	—	—
Total	$15,371	$(86,173)	$(1,635)	$5,381	$(3,137)	$(2,091)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $16,457 as of April 4, 2021. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
For the three months ended April 4, 2021, we had no interest rate swap derivative instruments in a fair value hedging relationship. For the three months ended March 29, 2020, we recognized a net pretax benefit to interest expense of $151 relating to our fixed-to-floating interest swap arrangements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of April 4, 2021 and December 31, 2020:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
April 4, 2021:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$1,772	$—	$1,772
Deferred compensation derivatives (2)	—	1,554	—	1,554
Commodities futures and options (3)	1,881	—	—	1,881
Liabilities:
Foreign exchange contracts (1)	—	6,139	—	6,139
Commodities futures and options (3)	844	—	—	844
December 31, 2020:
Assets:
Foreign exchange contracts (1)	$—	$2,564	$—	$2,564
Deferred compensation derivatives (2)	—	3,630	—	3,630
Commodities futures and options (3)	3,299	—	—	3,299
Liabilities:
Foreign exchange contracts (1)	—	5,615	—	5,615
Commodities futures and options (3)	1,648	—	—	1,648
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of April 4, 2021 and December 31, 2020 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	April 4, 2021	December 31, 2020	April 4, 2021	December 31, 2020
Current portion of long-term debt	$354,979	$443,215	$353,976	$438,829
Long-term debt	4,245,247	4,479,499	4,094,158	4,089,755
Total	$4,600,226	$4,922,714	$4,448,134	$4,528,584
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During the three months ended April 4, 2021, we recorded no impairment charges. During the three months ended March 29, 2020, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

2020
Adjustment to disposal group (1)	$4,600
Other asset write-down (2)	2,943
Long-lived asset impairment charges	$7,543
(1)In connection with the sale of the LSFC joint venture (disposal group previously classified as held for sale), we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. The sale of the LSFC joint venture was completed in January 2021.
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
The components of lease expense for the three months ended April 4, 2021 and March 29, 2020 were as follows:

		Three Months Ended
Lease expense	Classification	April 4, 2021	March 29, 2020
Operating lease cost	Cost of sales or SM&A (1)	$11,466	$10,544
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	2,062	2,030
Interest on lease liabilities	Interest expense, net	1,112	1,122
Net lease cost (2)		$14,640	$13,696
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 14

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Information regarding our lease terms and discount rates were as follows:

	April 4, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	12.4	12.5
Finance leases	30.1	30.1

Weighted-average discount rate
Operating leases	3.7%	3.8%
Finance leases	5.9%	5.9%

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	April 4, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other non-current assets	$219,789	$224,268

Finance lease ROU assets, at cost	Property, plant and equipment, gross	101,247	101,426
Accumulated amortization	Accumulated depreciation	(14,852)	(13,361)
Finance lease ROU assets, net	Property, plant and equipment, net	86,395	88,065

Total leased assets		$306,184	$312,333

Liabilities
Current
Operating	Accrued liabilities	$34,714	$36,578
Finance	Current portion of long-term debt	4,709	4,868
Non-current
Operating	Other long-term liabilities	179,783	181,871
Finance	Long-term debt	75,742	75,887
Total lease liabilities		$294,948	$299,204

The maturity of our lease liabilities as of April 4, 2021 were as follows:

	Operating leases	Finance leases	Total
2021 (rest of year)	$33,348	$6,533	$39,881
2022	30,542	7,358	37,900
2023	20,910	5,261	26,171
2024	15,469	4,691	20,160
2025	13,886	4,725	18,611
Thereafter	160,428	161,394	321,822
Total lease payments	274,583	189,962	464,545
Less: Imputed interest	60,086	109,511	169,597
Total lease liabilities	$214,497	$80,451	$294,948

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental cash flow and other information related to leases were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,932	$11,356
Operating cash flows from finance leases	1,112	1,123
Financing cash flows from finance leases	1,148	1,086

ROU assets obtained in exchange for lease liabilities:
Operating leases	$5,211	$8,733
Finance leases	436	1,914

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We invest in partnerships which make equity investments in projects eligible to receive federal historic and renewable energy tax credits. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

Additionally, we acquire ownership interests in emerging snacking businesses and startup companies, which vary in method of accounting based on our percentage of ownership and ability to exercise significant influence over decisions relating to operating and financial affairs. These investments afford the Company the rights to distribute brands that the Company does not own to third-party customers primarily in North America. Net sales and expenses of our equity method investees are not consolidated into our financial statements; rather, our proportionate share of earnings or losses are recorded on a net basis within other (income) expense, net in the Consolidated Statements of Income.

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $60,982 and $52,351 as of April 4, 2021 and December 31, 2020, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Cost of sales	$3,995	$—
Selling, marketing and administrative expense	1,690	—
Business realignment costs	1,242	895
Costs associated with business realignment activities	$6,927	$895

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 16

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs recorded by program during the three months ended April 4, 2021 and March 29, 2020 related to these activities were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
International Optimization Program:
Severance	$1,624	$—
Other program costs	5,303	—
Margin for Growth Program:
Severance	—	757
Other program costs	—	138
Total	$6,927	$895
The following table presents the liability activity for costs qualifying as exit and disposal costs for the three months ended April 4, 2021:

Total
Liability balance at December 31, 2020 (1)	$12,748
2021 business realignment charges (2)	2,455
Cash payments	(9,116)
Liability balance at April 4, 2021 (1)	$6,087
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
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
For the three months ended April 4, 2021, we recognized total costs associated with the International Optimization Program of $6,927. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $36,270.
Margin for Growth Program
In the first quarter of 2017, the Company's Board of Directors ("Board") unanimously approved several initiatives under a single program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. This project was completed in mid-2020.
For the three months ended March 29, 2020, we recognized total costs associated with the Margin for Growth Program of $895. These charges included employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing our global supply chain. In addition, we incurred other program costs, which related primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 17

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
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the three months ended April 4, 2021 and March 29, 2020 were 22.8% and 19.8%, respectively. Relative to the statutory rate, the 2021 effective tax rate was impacted by state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.
Hershey and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these audits are currently underway, including multi-year audits at various stages of review in Malaysia, Mexico and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $6,252 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
American Rescue Plan Act
On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA strengthens and extends certain federal programs enacted through the CARES Act and other COVID-19 relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on our consolidated financial statements for the three months ended April 4, 2021.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the three months ended April 4, 2021 and March 29, 2020.
11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended April 4, 2021 and March 29, 2020 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Service cost	$5,489	$5,432	$45	$39
Interest cost	4,190	6,990	964	1,507
Expected return on plan assets	(12,419)	(13,168)	—	—
Amortization of prior service (credit) cost	(1,536)	(1,827)	—	75
Amortization of net loss (gain)	5,816	6,582	—	(10)
Settlement loss	2,508	—	—	—
Total net periodic benefit cost	$4,048	$4,009	$1,009	$1,611

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We made contributions of $858 and $4,155 to the pension plans and other benefits plans, respectively, during the first three months of 2021. In the first three months of 2020, we made contributions of $757 and $3,352 to our pension plans and other benefit plans, respectively. The contributions in 2021 and 2020 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

During the first quarter of 2021, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan's anticipated annual service and interest costs. In connection with the first quarter 2021 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 66 basis points higher than the rate as of December 31, 2020 and an expected rate of return on plan assets of 4.8%.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Pre-tax compensation expense	$15,656	$12,575
Related income tax benefit	3,523	2,402

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of April 4, 2021, total stock-based compensation expense related to non-vested awards not yet recognized was $105,395 and the weighted-average period over which this amount is expected to be recognized was approximately 2.3 years.
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

A summary of activity relating to grants of stock options for the period ended April 4, 2021 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,839,811	$99.72	4.9 years
Granted	32,155	$147.98
Exercised	(161,407)	$95.88
Forfeited	(2,141)	$103.74
Outstanding as of April 4, 2021	1,708,418	$100.98	4.8 years	$98,706
Options exercisable as of April 4, 2021	1,516,360	$99.65	4.5 years	$89,625

The weighted-average fair value of options granted was $24.12 and $21.31 per share for the periods ended April 4, 2021 and March 29, 2020, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Three Months Ended
	April 4, 2021	March 29, 2020
Dividend yields	2.2%	2.1%
Expected volatility	21.8%	17.5%
Risk-free interest rates	1.0%	1.3%
Expected term in years	6.3	6.7
The total intrinsic value of options exercised was $9,078 and $20,740 for the periods ended April 4, 2021 and March 29, 2020, respectively.
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

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 20

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the three months ended April 4, 2021 and March 29, 2020 can range from 0% to 250% of the targeted amounts.
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
During the three months ended April 4, 2021 and March 29, 2020, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended April 4, 2021 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,053,332	$135.11
Granted	373,331	$153.13
Performance assumption change (1)	41,807	$147.00
Vested	(293,691)	$115.12
Forfeited	(10,531)	$141.33
Outstanding as of April 4, 2021	1,164,248	$145.51
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

	Three Months Ended
	April 4, 2021	March 29, 2020
Units granted	373,331	307,193
Weighted-average fair value at date of grant	$153.13	$168.99
Monte Carlo simulation assumptions:
Estimated values	$66.44	$80.08
Dividend yields	2.2%	2.0%
Expected volatility	26.4%	17.3%

The fair value of shares vested totaled $43,829 and $39,405 for the periods ended April 4, 2021 and March 29, 2020, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 261,762 units as of April 4, 2021. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 21

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

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales:
North America	$2,081,872	$1,844,821
International and Other	214,076	192,496
Total	$2,295,948	$2,037,317

Segment income:
North America	$661,560	$581,555
International and Other	33,840	16,004
Total segment income	695,400	597,559
Unallocated corporate expense (1)	137,713	124,567
Unallocated mark-to-market (gains) losses on commodity derivatives	(2,284)	81,754
Long-lived asset impairment charges (see Note 6)	—	7,543
Costs associated with business realignment activities (see Note 9)	6,927	895
Operating profit	553,044	382,800
Interest expense, net (see Note 4)	36,436	36,255
Other (income) expense, net (see Note 18)	2,414	11,533
Income before income taxes	$514,194	$335,012
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(13,679)	$77,092
Net gains on commodity derivative positions reclassified from unallocated to segment income	11,395	4,662
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(2,284)	$81,754
As of April 4, 2021, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $64,822. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $45,652 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 23

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
North America	$59,109	$53,702
International and Other	6,827	7,209
Corporate	11,961	9,713
Total	$77,897	$70,624

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales:
United States	$1,982,723	$1,767,276
All other countries	313,225	270,041
Total	$2,295,948	$2,037,317

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

	Three Months Ended
	April 4, 2021	March 29, 2020
Net sales:
Confectionery and confectionery-based portfolio	$2,155,637	$1,908,234
Snacks portfolio	140,311	129,083
Total	$2,295,948	$2,037,317

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Three Months Ended April 4, 2021
	Shares	Dollars
		In thousands
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,608,500	$240,359
Shares issued for stock options and incentive compensation	(350,552)	(14,586)
Net change	1,257,948	$225,773
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of April 4, 2021, $260,000 remained available for repurchases of our Common Stock under this program. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
15. NONCONTROLLING INTEREST
Noncontrolling Interest in Subsidiary
As discussed in Note 2, in January 2021 we completed the divestiture of LSFC, a joint venture originally established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners. Prior to the sale, we owned a 50% controlling interest in LSFC.
A roll-forward showing the 2021 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2020	$3,531
Net gain attributable to noncontrolling interest	1,072
Divestiture of noncontrolling interest	(1,013)
Other comprehensive income - foreign currency translation adjustments	5,262
Balance, April 4, 2021	$8,852
The remaining noncontrolling interest balance as of April 4, 2021 reflects the portion of sales proceeds attributable to the joint venture partner. The distribution of the sales proceeds will commence upon the completion of certain approvals and other conditions. We expect the distribution to be completed during 2021.
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
On February 12, 2021, Issouf Coubaly, individually and on behalf of proposed class members, filed a complaint (Coubaly v. Nestlé U.S.A. et al., 1:21-cv-00386-DLF (D.D.C. Feb. 12, 2021)) in the District Court of the District of Columbia, seeking injunctive relief and unspecified damages for alleged violations of child labor and human trafficking laws under the Trafficking Victims Protection Reauthorization Act. The Company is among several defendants named in the suit but has not been served with the complaint. The Company believes that the suit is without merit and intends to defend vigorously against the suit.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 25

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

	Three Months Ended
	April 4, 2021		March 29, 2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$118,430	$44,309	$115,252	$42,551
Allocation of undistributed earnings	169,502	63,558	82,654	30,680
Total earnings—basic	$287,932	$107,867	$197,906	$73,231

Denominator (shares in thousands):
Total weighted-average shares—basic	146,972	60,614	148,298	60,614

Earnings Per Share—basic	$1.96	$1.78	$1.33	$1.21

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$287,932	$107,867	$197,906	$73,231
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	107,867	—	73,231	—
Reallocation of undistributed earnings	—	(306)	—	(185)
Total earnings—diluted	$395,799	$107,561	$271,137	$73,046

Denominator (shares in thousands):
Number of shares used in basic computation	146,972	60,614	148,298	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	590	—	719	—
Performance and restricted stock units	388	—	516	—
Total weighted-average shares—diluted	208,564	60,614	210,147	60,614

Earnings Per Share—diluted	$1.90	$1.77	$1.29	$1.21
The earnings per share calculations for the three months ended April 4, 2021 and March 29, 2020 excluded 15 and 15 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$2,891	$11,103
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	(484)	149
Other (income) expense, net	7	281
Total	$2,414	$11,533

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	April 4, 2021	December 31, 2020
Inventories:
Raw materials	$428,678	$388,600
Goods in process	116,894	104,841
Finished goods	534,660	645,664
Inventories at First In First Out	1,080,232	1,139,105
Adjustment to Last In First Out	(170,430)	(174,898)
Total inventories	$909,802	$964,207

Prepaid expenses and other:
Prepaid expenses	$64,561	$95,669
Other current assets	118,589	158,809
Total prepaid expenses and other	$183,150	$254,478

Property, plant and equipment:
Land	$132,399	$131,513
Buildings	1,398,741	1,387,106
Machinery and equipment	3,269,440	3,169,754
Construction in progress	221,503	276,514
Property, plant and equipment, gross	5,022,083	4,964,887
Accumulated depreciation	(2,723,266)	(2,679,632)
Property, plant and equipment, net	$2,298,817	$2,285,255

Other non-current assets:
Capitalized software, net	$199,429	$187,673
Operating lease ROU assets	219,789	224,268
Investments in unconsolidated affiliates	60,982	52,351
Other non-current assets	97,492	91,595
Total other non-current assets	$577,692	$555,887

Accrued liabilities:
Payroll, compensation and benefits	$161,991	$237,342
Advertising, promotion and product allowances	340,538	309,537
Operating lease liabilities	34,714	36,578
Other	179,928	198,309
Total accrued liabilities	$717,171	$781,766

Other long-term liabilities:
Post-retirement benefits liabilities	$220,520	$223,507
Pension benefits liabilities	66,841	70,727
Operating lease liabilities	179,783	181,871
Other	206,612	207,329
Total other long-term liabilities	$673,756	$683,434

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(97,379)	$(98,525)
Pension and post-retirement benefit plans, net of tax	(187,524)	(194,205)
Cash flow hedges, net of tax	(44,103)	(45,352)
Total accumulated other comprehensive loss	$(329,006)	$(338,082)

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 28

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey's financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2020 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
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
We report our operations through two segments: North America and International and Other. The majority of our products are confectionery or confectionery-based and include chocolate and non-chocolate confectionery products, gum and mint refreshment products, spreads, snack bites and mixes, as well as pantry items such as baking ingredients, toppings and sundae syrups. The confectionery and confectionery-based portfolio is predominantly sold under the renowned brands of Hershey's, Reese's and Kisses, as well as Kit Kat®, Jolly Rancher, Ice Breakers, Twizzlers, Heath, Payday, Cadbury and a variety of other popular brands. Our snacks portfolio includes ready-to-eat popcorn, baked and trans fat free snacks, protein bars and other better-for-you snacks. The snacks portfolio is predominantly sold under the brands of SkinnyPop, Pirate's Booty, ONE Bar, and Paqui.
Divestiture
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. ("LSFC"), which was previously included within the International and Other segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial.
TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 ("COVID-19") as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

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

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 29

since July 2020, all locations were re-opened on a limited capacity basis with increased safety measures and enforced social distancing.

In June 2020 we commenced a phased in approach to reopen our corporate headquarters in Hershey, Pennsylvania and other select offices with increased safety protocols. We have successfully onboarded several teams; however, occupancy levels remain low as we continue to monitor the latest COVID-19 related public health and government guidance. As a result, a majority of our office-based employees continue to work remotely where possible. We have crisis management teams in place to monitor the continually evolving situation and recommending risk mitigation actions as deemed necessary. To date, there has been minimal disruption to our supply chain network, including the supply of our ingredients, packaging or other sourced materials, though it is possible that more significant disruptions could occur if the COVID-19 pandemic continues to impact markets around the world. We are also working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

As of April 4, 2021, we believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. We continue to monitor our discretionary spending across the organization and re-prioritize our capital projects amid the COVID-19 pandemic as necessary. As previously announced, we continue to move forward with our new global ERP system implementation, as well as our supply chain capacity projects (see Liquidity and Capital Resources included in this MD&A).

Despite consumer optimism and the widespread availability of vaccinations in many jurisdictions in 2021, many state governments continue to impose guidelines and enhanced safety measures, including occupancy limits for indoor and outdoor gatherings, limited food service offerings, social distancing and face mask protocols. We experienced an increase in our net sales and income during the three months ended April 4, 2021, which was primarily driven by strong everyday performance on our core U.S. confection brands and solid marketplace growth in select international markets (see Segment Results included in this MD&A). We believe the financial impacts from COVID-19 are temporary in nature and do not significantly affect our business model and growth strategy.

Based on the length and severity of COVID-19, including new trends in outbreaks and hotspots, the spread of COVID-19 variants and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 30

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended
	April 4, 2021	March 29, 2020	Percent Change
In millions of dollars except per share amounts
Net sales	$2,295.9	$2,037.3	12.7%
Cost of sales	1,247.0	1,170.7	6.5%
Gross profit	1,048.9	866.6	21.0%
Gross margin	45.7%	42.5%
Selling, marketing & administrative ("SM&A") expenses	494.7	475.4	4.1%
SM&A expense as a percent of net sales	21.5%	23.3%
Long-lived asset impairment charges	—	7.5	NM
Business realignment costs	1.2	0.9	38.8%
Operating profit	553.0	382.8	44.5%
Operating profit margin	24.1%	18.8%
Interest expense, net	36.4	36.3	0.5%
Other (income) expense, net	2.4	11.5	(79.1)%
Provision for income taxes	117.3	66.2	77.1%
Effective income tax rate	22.8%	19.8%
Net income including noncontrolling interest	396.9	268.8	47.7%
Less: Net gain (loss) attributable to noncontrolling interest	1.1	(2.3)	(145.5)%
Net income attributable to The Hershey Company	$395.8	$271.1	46.0%
Net income per share—diluted	$1.90	$1.29	47.3%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Net Sales
Net sales increased 12.7% in the first quarter of 2021 compared to the same period of 2020, reflecting a volume increase of 11.0% due to an increase in everyday core U.S. confection brands, as well as favorable price realization of 1.9% due to higher prices on certain products. This was partially offset by a 0.1% decrease from net acquisitions and divestitures (predominantly driven by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands) and unfavorable impact from foreign currency exchange rates of 0.1%.
Key U.S. Marketplace Metrics
For the first quarter of 2021, our total U.S. retail takeaway increased 13.4% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 14.7%, resulting in a CMG market share gain of approximately 108 basis points.
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

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 31

Cost of Sales and Gross Margin
Cost of sales increased 6.5% in the first quarter of 2021 compared to the same period of 2020. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by the incremental $90.8 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years' commodity purchases; however, were significantly impacted by financial market volatility during March 2020 amid COVID-19 fears. Additionally, the increase was partially offset by favorable price realization and supply chain productivity.
Gross margin increased by 320 basis points in the first quarter of 2021 compared to the same period of 2020. Increases were driven by the favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and supply chain productivity. These factors were offset by higher freight and logistics costs and additional plant costs.
SM&A Expenses
SM&A expenses increased $19.3 million or 4.1% in the first quarter of 2021 driven by advertising increases in the North America segment and corporate expenses. Total advertising and related consumer marketing expenses increased 2.8% driven by increased investment in core brands, innovation, and incremental sponsorships in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 4.8% in the first quarter of 2021 driven by higher employee costs for salary, benefits and incentive compensation, partially offset by decreases in travel and entertainment costs related to COVID-19.
Long-Lived Asset Impairment Charges
We had no impairment charges during the first quarter of 2021. During the first quarter of 2020, we recorded long-lived asset impairment charges of $7.5 million, predominantly comprised of impairment charges to adjust long-lived asset values of our LSFC disposal group which was previously classified as held for sale. Additionally, in connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the first quarter of 2021 we recorded business realignment costs of $1.2 million versus costs of $0.9 million in the first quarter of 2020. The 2021 costs related primarily to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. The 2020 costs related primarily to the Margin for Growth Program, a program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 44.5% in the first quarter of 2021 compared to the same period of 2020 due primarily to higher gross profit and lower impairment charges, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 24.1% in 2021 from 18.8% in 2020 driven by these same factors.
Interest Expense, Net
Net interest expense was $0.1 million higher in the first quarter of 2021 compared to the same period of 2020. The increase was primarily due to higher long-term debt balances in 2021 versus 2020, specifically due to $1.0 billion of notes issued in May 2020, partially offset by $785 million of long-term debt repayments with varying maturity dates during the last twelve months preceding April 4, 2021 and lower short-term commercial paper debt balances in 2021 versus 2020.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 32

Other (Income) Expense, Net
Other (income) expense, net totaled expense of $2.4 million in the first quarter of 2021 versus net expense of $11.5 million in the first quarter of 2020. The decrease in net expense was primarily due to lower write-downs on equity investments qualifying for historic and renewable energy tax credits in 2021 versus 2020.

Income Taxes and Effective Tax Rate
Our effective income tax rate was 22.8% for the first quarter of 2021 compared with 19.8% for the first quarter of 2020. The 2021 effective tax rate, relative to the 21% statutory rate, was impacted by state taxes, partially offset by investment tax credits and the benefit of employee share-based payments. The 2020 effective tax rate, relative to the 21% statutory rate, was impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $124.7 million, or 46.0%, while EPS-diluted increased $0.61, or 47.3%, in the first quarter of 2021 compared to the same period of 2020. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower impairment charges, partially offset by higher SM&A expenses and higher income taxes, as noted above. Our 2021 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 33

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
In millions of dollars
Net Sales:
North America	$2,081.9	$1,844.8
International and Other	214.1	192.5
Total	$2,296.0	$2,037.3

Segment Income:
North America	$661.6	$581.6
International and Other	33.8	16.0
Total segment income	695.4	597.6
Unallocated corporate expense (1)	137.8	124.6
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(2.3)	81.8
Long-lived asset impairment charges	—	7.5
Costs associated with business realignment activities	6.9	0.9
Operating profit	553.0	382.8
Interest expense, net	36.4	36.3
Other (income) expense, net	2.4	11.5
Income before income taxes	$514.2	$335.0
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

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 34

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America results, which accounted for 90.7% and 90.6% of our net sales for the three months ended April 4, 2021 and March 29, 2020, respectively, were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020	Percent Change
In millions of dollars
Net sales	$2,081.9	$1,844.8	12.8%
Segment income	661.6	581.6	13.8%
Segment margin	31.8%	31.5%
Results of Operations - First Quarter 2021 vs. First Quarter 2020
Net sales of our North America segment increased $237.1 million or 12.8% in the first quarter of 2021 compared to the same period of 2020, reflecting a volume increase of 11.0% due to an increase in everyday core U.S. confection brands, favorable price realization of 1.7% due to higher prices on certain products, and favorable impact from foreign currency exchange rates of 0.2%. This was partially offset by a 0.1% decrease from net acquisitions and divestitures (predominantly driven by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands).
Our North America segment income increased $80.0 million or 13.8% in the first quarter of 2021 compared to the same period of 2020, primarily due to volume increases, favorable price realization, partially offset by higher supply chain-related costs, higher freight and logistics costs, and higher advertising expense.
International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in China and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results, which accounted for 9.3% and 9.4% of our net sales for the three months ended April 4, 2021 and March 29, 2020, respectively, were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020	Percent Change
In millions of dollars
Net sales	$214.1	$192.5	11.2%
Segment income	33.8	16.0	111.4%
Segment margin	15.8%	8.3%
Results of Operations - First Quarter 2021 vs. First Quarter 2020
Net sales of our International and Other segment increased $21.6 million or 11.2% in the first quarter of 2021 compared to the same period of 2020, reflecting a volume increase of 11.0% and favorable price realization of 3.9%. The volume increase was primarily attributed to solid marketplace growth in India, Brazil, and AEMEA Markets, where net sales increased by 49.9%, 17.1%, and 16.6%, respectively. The increases were partially offset by an unfavorable impact from foreign currency exchange rates of 3.7%.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 35

Our International and Other segment generated income of $33.8 million in the first quarter of 2021 compared to $16.0 million in the first quarter of 2020 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.
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
In the first quarter of 2021, unallocated corporate expense totaled $137.8 million, as compared to $124.6 million in the first quarter of 2020. The increase is primarily driven by higher incentive compensation and incremental investments in capabilities and technology.
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
At April 4, 2021, our cash and cash equivalents totaled $1.1 billion, a decrease of $11.7 million compared to the 2020 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. Additional detail regarding the net uses of cash are outlined in the following discussion.
Approximately 35% of the balance of our cash and cash equivalents at April 4, 2021 was held by subsidiaries domiciled outside of the United States. During the first three months of 2021, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Three Months Ended
In millions of dollars	April 4, 2021	March 29, 2020
Net cash provided by (used in):
Operating activities	$609.6	$246.1
Investing activities	(137.0)	(110.7)
Financing activities	(491.8)	495.6
Effect of exchange rate changes on cash and cash equivalents	(3.9)	(18.7)
Less: Cash classified as assets held for sale	11.4	(10.8)
(Decrease) increase in cash and cash equivalents	$(11.7)	$601.5

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 36

Operating activities
We generated cash of $609.6 million from operating activities in the first three months of 2021, an increase of $363.5 million compared to $246.1 million in the same period of 2020. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, a write-down of equity investments and other charges) resulted in $135.6 million of higher cash flow in 2021 relative to 2020.
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $25.7 million in 2021, compared to $180.4 million in 2020. This $154.7 million fluctuation was mainly driven by lower investments in accounts receivable resulting from a shorter Easter season in 2021 as compared to prior year, as well as lower investments in inventories resulting from strong demand for our everyday core U.S. confection brands.
•Income taxes generated cash of $104.7 million in 2021, compared to $71.3 million in 2020. This $33.4 million fluctuation was primarily due to the variance in actual tax expense for 2021 relative to the timing of quarterly estimated tax payments. We paid cash of $14.4 million for income taxes during 2021 compared to $14.1 million in the same period of 2020.

Investing activities
We used cash of $137.0 million for investing activities in the first three months of 2021, an increase of $26.3 million compared to $110.7 million in the same period of 2020. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $114.5 million in the first three months of 2021 compared to $99.2 million in the same period of 2020. For full year 2021, we expect capital expenditures, including capitalized software, to approximate $550 million. Our 2021 capital expenditures are largely driven by the continuation of our ERP system implementation, as well as our supply chain capacity projects which focus on additional capacity for our largest and fastest growing brands, building agile fulfillment and customization capabilities and investing in new data and technology within our supply chain to enhance visibility and automation. We will continue to evaluate and re-prioritize our capital projects amid the COVID-19 pandemic.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $25.1 million in the first three months of 2021, compared to $11.5 million in the same period of 2020.
Financing activities
We used cash of $491.8 million for financing activities in the first three months of 2021, compared to cash generated of $495.6 million in the same period of 2020. This fluctuation of $987.4 million for financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first three months of 2021, we used cash of $6.1 million to reduce a portion of our short-term foreign bank borrowings. During the first three months of 2020, we generated cash flow of $807.3 million predominately through the issuance of short-term commercial paper, as well as a minor increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments.  During the first three months of 2021, we repaid $84.7 million of 8.800% Debentures due upon their maturity. During the first three months of 2020, our long-term debt borrowings and repayments activity was minimal. For the remainder of 2021, we expect to use an additional $350 million of cash to pay our 3.100% Notes in May 2021 upon their maturity.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 37

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $162.7 million during the first three months of 2021, an increase of $4.9 million compared to $157.8 million in the same period of 2020. Details regarding our 2021 cash dividends paid to stockholders are as follows:

Three Months Ended
In millions of dollars except per share amounts	April 4, 2021
Dividends paid per share – Common stock	$0.804
Dividends paid per share – Class B common stock	$0.731
Total cash dividends paid	$162.7
Declaration date	February 2, 2021
Record date	February 19, 2021
Payment date	March 15, 2021

•Share repurchases. We used cash for total share repurchases of $240.4 million and $169.2 million during the first three months of 2021 and 2020, respectively, pursuant to our practice of replenishing treasury shares available for issuance for stock options and incentive compensation, as well as our share repurchases in the open market under pre-approved share repurchase programs. In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of April 4, 2021, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. For the remainder of 2021, we expect share repurchases to return to a more traditional buyback strategy.
•Proceeds from the exercise of stock options, including tax benefits. We received $3.2 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first three months of 2021, a decrease of $13.2 million compared to $16.4 million in the same period of 2020.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.
Safe Harbor Statement
We are subject to changing economic, competitive, regulatory and technological risks and uncertainties that could have a material impact on our business, financial condition or results of operations. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we note the following factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions that we have discussed directly or implied in this Prospectus. Many of these forward-looking statements can be identified by the use of words such as “anticipate,” “assume,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “future,” “intend,” “plan,” “potential,” “predict,” “project,” “strategy,” “target” and similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “should,” “will” and “would,” among others.

The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:

•Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as, the COVID-19 pandemic;

•Our Company’s reputation or brand image might be impacted as a result of issues or concerns relating to the quality and safety of our products, ingredients or packaging, human and workplace rights, and other environmental, social or governance matters, which in turn could result in litigation or otherwise negatively impact our operating results;

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 38

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

•We may not fully realize the expected cost savings and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business;

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•Political, economic and/or financial market conditions could negatively impact our financial results;

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2020 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, including Part II, Item 1A, "Risk Factors."
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 39

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of April 4, 2021 and December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. A hypothetical 100 basis point increase in interest rates applied to this variable-rate debt through its December 2020 maturity would have increased interest expense by approximately $3.2 million for the year 2020. There is no hypothetical impact for 2021.
In addition, the total amount of short-term debt, net of cash, amounted to net cash positions of $1.1 billion, at April 4, 2021 and December 31, 2020, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of April 4, 2021 would have changed interest expense by approximately $2.7 million for the first three months of 2021 and $8.6 million for the full year 2020.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at April 4, 2021 and December 31, 2020 by approximately $310 million and $357 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $28.9 million as of April 4, 2021 and $25.6 million as of December 31, 2020, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $194.1 million as of April 4, 2021 and $279.8 million as of December 31, 2020. At the end of the first quarter 2021, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $20.5 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2020 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 40

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 4, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended April 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 41

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K, and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC. There have been no material changes with respect to the risk factors disclosed in our 2020 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended April 4, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
January 1 through January 31	595,000	$149.62	—	$260,000
February 1 through February 28	870,000	$149.54	—	$260,000
March 1 through April 4	143,500	$147.98	—	$260,000
Total	1,608,500	$149.43	—
(1) During the three months ended April 4, 2021, 1,608,500 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of April 4, 2021, approximately $260 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 42

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.1	Form of Notice of Award of Restricted Stock Units (effective February 23, 2021)*+
10.2	Form of Notice of Award of Restricted Stock Units (3-year vest, effective February 23, 2021)*+
10.3	Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 23, 2021)*+
10.4	Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 23, 2021)*+
10.5	Form of Notice of Award of Performance Stock Units (effective February 23, 2021)*+
10.6	Form of Notice of Special Award of Performance Stock Units (effective February 23, 2021)*+
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	April 29, 2021	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2021	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q1 2021 Form 10-Q | Page 44