Form 10-Q
period 2021-07-04
HERSHEY CO
filed 2021-07-29
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021
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
Common Stock, one dollar par value—145,425,767 shares, as of July 23, 2021.
Class B Common Stock, one dollar par value—60,613,777 shares, as of July 23, 2021.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended July 4, 2021

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales	$1,989,422	$1,707,329	$4,285,370	$3,744,646
Cost of sales	1,063,977	914,777	2,310,974	2,085,472
Gross profit	925,445	792,552	1,974,396	1,659,174
Selling, marketing and administrative expense	467,629	408,949	962,294	884,333
Long-lived asset impairment charges	—	1,600	—	9,143
Business realignment costs (benefits)	1,141	(1,370)	2,383	(475)
Operating profit	456,675	383,373	1,009,719	766,173
Interest expense, net	31,065	38,079	67,501	74,334
Other (income) expense, net	7,194	11,217	9,608	22,750
Income before income taxes	418,416	334,077	932,610	669,089
Provision for income taxes	117,186	66,035	234,509	132,264
Net income including noncontrolling interest	301,230	268,042	698,101	536,825
Less: Net (loss) gain attributable to noncontrolling interest	—	(859)	1,072	(3,213)
Net income attributable to The Hershey Company	$301,230	$268,901	$697,029	$540,038

Net income per share—basic:
Common stock	$1.50	$1.33	$3.46	$2.66
Class B common stock	$1.36	$1.21	$3.14	$2.41

Net income per share—diluted:
Common stock	$1.45	$1.29	$3.35	$2.58
Class B common stock	$1.36	$1.20	$3.13	$2.41

Dividends paid per share:
Common stock	$0.804	$0.773	$1.608	$1.546
Class B common stock	$0.731	$0.702	$1.462	$1.404

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Six Months Ended
	July 4, 2021			June 28, 2020			July 4, 2021			June 28, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$301,230			$268,042			$698,101			$536,825
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation gains (losses) during period	$12,996	$—	12,996	$3,052	$—	3,052	$14,194	$—	14,194	$(48,292)	$—	(48,292)
Reclassification to earnings due to the sale of businesses	—	—	—	—	—	—	5,210	—	5,210	—	—	—
Pension and post-retirement benefit plans:
Net actuarial gain and service cost	18,481	(4,399)	14,082	(16,685)	3,954	(12,731)	20,705	(4,928)	15,777	(16,685)	3,954	(12,731)
Reclassification to earnings	8,936	(2,201)	6,735	8,542	(2,183)	6,359	15,789	(4,068)	11,721	13,297	(2,731)	10,566
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(6,344)	(446)	(6,790)	675	838	1,513	(7,979)	(159)	(8,138)	6,056	(268)	5,788
Reclassification to earnings	5,681	158	5,839	1,205	(817)	388	8,818	(382)	8,436	3,297	(1,930)	1,367
Total other comprehensive income (loss), net of tax	$39,750	$(6,888)	32,862	$(3,211)	$1,792	(1,419)	$56,737	$(9,537)	47,200	$(42,327)	$(975)	(43,302)
Total comprehensive income including noncontrolling interest			$334,092			$266,623			$745,301			$493,523
Comprehensive (loss) income attributable to noncontrolling interest			(8)			(826)			6,326			(3,288)
Comprehensive income attributable to The Hershey Company			$334,100			$267,449			$738,975			$496,811

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 4, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$426,201	$1,143,987
Accounts receivable—trade, net	532,401	615,233
Inventories	1,060,422	964,207
Prepaid expenses and other	200,157	254,478
Total current assets	2,219,181	2,977,905
Property, plant and equipment, net	2,341,825	2,285,255
Goodwill	2,166,446	1,988,215
Other intangibles	1,509,435	1,295,214
Other non-current assets	612,614	555,887
Deferred income taxes	34,362	29,369
Total assets	$8,883,863	$9,131,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$615,641	$580,058
Accrued liabilities	708,292	781,766
Accrued income taxes	52,035	17,051
Short-term debt	207,564	74,041
Current portion of long-term debt	3,470	438,829
Total current liabilities	1,587,002	1,891,745
Long-term debt	4,095,200	4,089,755
Other long-term liabilities	671,601	683,434
Deferred income taxes	256,167	229,028
Total liabilities	6,609,970	6,893,962

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2021 and 2020	—	—
Common stock, shares issued: 160,939,248 at July 4, 2021 and December 31, 2020	160,939	160,939
Class B common stock, shares issued: 60,613,777 at July 4, 2021 and December 31, 2020	60,614	60,614
Additional paid-in capital	1,218,708	1,191,200
Retained earnings	2,301,805	1,928,673
Treasury—common stock shares, at cost: 15,528,828 at July 4, 2021 and 13,325,898 at December 31, 2020	(1,180,881)	(768,992)
Accumulated other comprehensive loss	(296,136)	(338,082)
Total—The Hershey Company stockholders’ equity	2,265,049	2,234,352
Noncontrolling interest in subsidiary	8,844	3,531
Total stockholders’ equity	2,273,893	2,237,883
Total liabilities and stockholders’ equity	$8,883,863	$9,131,845

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 4, 2021	June 28, 2020
Operating Activities
Net income including noncontrolling interest	$698,101	$536,825
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,929	142,524
Stock-based compensation expense	32,482	25,490
Deferred income taxes	5,789	3,309
Impairment of long-lived assets	—	9,143
Write-down of equity investments	7,771	18,550
Other	51,355	27,311
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	88,945	11,794
Inventories	(68,968)	(194,396)
Prepaid expenses and other current assets	14,432	15,730
Accounts payable and accrued liabilities	(33,238)	(19,304)
Accrued income taxes	68,317	65,169
Contributions to pension and other benefit plans	(9,338)	(8,333)
Other assets and liabilities	8,075	(19,765)
Net cash provided by operating activities	1,017,652	614,047
Investing Activities
Capital additions (including software)	(227,607)	(185,784)
Equity investments in tax credit qualifying partnerships	(57,445)	(26,392)
Business acquisitions, net of cash and cash equivalents acquired	(418,191)	—
Other investing activities	3,123	2,374
Net cash used in investing activities	(700,120)	(209,802)
Financing Activities
Net increase in short-term debt	137,027	166,017
Long-term borrowings, net of debt issuance costs	—	989,876
Repayment of long-term debt and finance leases	(436,957)	(352,104)
Cash dividends paid	(324,304)	(314,279)
Repurchase of common stock	(434,346)	(211,196)
Exercise of stock options	16,889	17,544
Net cash (used in) provided by financing activities	(1,041,691)	295,858
Effect of exchange rate changes on cash and cash equivalents	(5,061)	(17,351)
(Decrease) increase in cash and cash equivalents, including cash classified as held for sale	(729,220)	682,752
Less: Decrease (increase) in cash and cash equivalents classified as held for sale	11,434	(10,683)
Net (decrease) increase in cash and cash equivalents	(717,786)	672,069
Cash and cash equivalents, beginning of period	1,143,987	493,262
Cash and cash equivalents, end of period	$426,201	$1,165,331
Supplemental Disclosure
Interest paid	$68,345	$74,944
Income taxes paid	139,078	71,633

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended July 4, 2021 and June 28, 2020
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, April 4, 2021	—	$160,939	$60,614	$1,195,748	$2,162,464	$(994,765)	$(329,006)	$8,852	$2,264,846
Net income					301,230			—	301,230
Other comprehensive income (loss)							32,870	(8)	32,862
Dividends (including dividend equivalents):
Common Stock, $0.804 per share					(117,581)				(117,581)
Class B Common Stock, $0.731 per share					(44,308)				(44,308)
Stock-based compensation				17,121					17,121
Exercise of stock options and incentive-based transactions				5,839		7,871			13,710
Repurchase of common stock						(193,987)			(193,987)
Balance, July 4, 2021	$—	$160,939	$60,614	$1,218,708	$2,301,805	$(1,180,881)	$(296,136)	$8,844	$2,273,893

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, March 29, 2020	—	$160,939	$60,614	$1,153,130	$1,404,453	$(742,164)	$(365,741)	$3,310	$1,674,541
Net income (loss)					268,901			(859)	268,042
Other comprehensive (loss) income							(1,452)	33	(1,419)
Dividends (including dividend equivalents):
Common Stock, $0.773 per share					(114,260)				(114,260)
Class B Common Stock, $0.702 per share					(42,551)				(42,551)
Stock-based compensation				12,612					12,612
Exercise of stock options and incentive-based transactions				(3,864)		5,008			1,144
Repurchase of common stock						(42,020)			(42,020)
Balance, June 28, 2020	$—	$160,939	$60,614	$1,161,878	$1,516,543	$(779,176)	$(367,193)	$2,484	$1,756,089

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Six Months Ended July 4, 2021 and June 28, 2020
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2020	—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					697,029			1,072	698,101
Other comprehensive income							41,946	5,254	47,200
Dividends (including dividend equivalents):
Common Stock, $1.608 per share					(235,280)				(235,280)
Class B Common Stock, $1.462 per share					(88,617)				(88,617)
Stock-based compensation				33,076					33,076
Exercise of stock options and incentive-based transactions				(5,568)		22,457			16,889
Repurchase of common stock						(434,346)			(434,346)
Divestiture of noncontrolling interest								(1,013)	(1,013)
Balance, July 4, 2021	$—	$160,939	$60,614	$1,218,708	$2,301,805	$(1,180,881)	$(296,136)	$8,844	$2,273,893

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2019	—	$160,939	$60,614	$1,142,210	$1,290,461	$(591,036)	$(323,966)	$5,772	$1,744,994
Net income (loss)					540,038			(3,213)	536,825
Other comprehensive loss							(43,227)	(75)	(43,302)
Dividends (including dividend equivalents):
Common Stock, $1.546 per share					(228,854)				(228,854)
Class B Common Stock, $1.404 per share					(85,102)				(85,102)
Stock-based compensation				25,180					25,180
Exercise of stock options and incentive-based transactions				(5,512)		23,056			17,544
Repurchase of common stock						(211,196)			(211,196)
Balance, June 28, 2020	$—	$160,939	$60,614	$1,161,878	$1,516,543	$(779,176)	$(367,193)	$2,484	$1,756,089

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 7

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
Operating results for the quarter ended July 4, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
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
The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, including COVID-19 variants or potential resurgences, as well as the economic recovery and actions taken in response by local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of these potential impacts to our business and consolidated financial statements.
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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 8

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
2. BUSINESS ACQUISITION AND DIVESTITURES
2021 Activity
Lily's Sweets, LLC
On June 25, 2021, we completed the acquisition of Lily's Sweets, LLC ("Lily's"), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily's products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. The initial cash consideration paid for Lily's totaled $418,191 and the Company may be required to pay additional cash consideration if certain defined targets related to net sales and gross margin are exceeded during the period of the closing date through December 31, 2021. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a liability of $5,000 and was determined using a scenario-based analysis on forecasted future results. Acquisition-related costs for the Lily's acquisition were immaterial.

The acquisition has been accounted for as a business combination and, accordingly, Lily's has been included within the North America segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$174,516
Other intangible assets	235,800
Other assets acquired, primarily current assets	30,383
Other liabilities assumed, primarily current liabilities	(9,620)
Deferred income taxes	(7,888)
Net assets acquired	$423,191

The purchase price allocation presented above is preliminary. We are in the process of refining the valuation of acquired assets and liabilities, including goodwill, and expect to finalize the purchase price allocation by the end of 2021.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The majority of goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Lily's products.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other intangible assets include trademarks valued at $151,600 and customer relationships valued at $84,200. Trademarks were assigned an estimated useful life of 33 years and customer relationships were assigned estimated useful lives ranging from 17 to 18 years.
Lotte Shanghai Foods Co., Ltd.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the six months ended July 4, 2021 are as follows:

	North America	International and Other	Total
Balance at December 31, 2020	$1,970,445	$17,770	$1,988,215
Acquired during the period (see Note 2)	174,516	—	174,516
Foreign currency translation	3,876	(161)	3,715
Balance at July 4, 2021	$2,148,837	$17,609	$2,166,446

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	July 4, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,364,454	$(122,567)	$1,211,086	$(104,939)
Customer-related	289,467	(56,495)	204,101	(49,616)
Patents	8,848	(8,848)	8,556	(8,542)
Total	1,662,769	(187,910)	1,423,743	(163,097)

Intangible assets not subject to amortization:
Trademarks	34,576		34,568
Total other intangible assets	$1,509,435		$1,295,214
Total amortization expense for the three months ended July 4, 2021 and June 28, 2020 was $11,635 and $11,580, respectively. Total amortization expense for the six months ended July 4, 2021 and June 28, 2020 was $23,256 and $23,220, respectively.
4. SHORT AND LONG-TERM DEBT
Short-term Debt
As a source of short-term financing, we utilize cash on hand and commercial paper or bank loans with an original maturity of three months or less. We maintain a $1.5 billion unsecured revolving credit facility with the option to

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 10

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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of July 4, 2021, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	July 4, 2021	December 31, 2020
Short-term foreign bank borrowings against lines of credit	$57,574	$74,041
U.S. commercial paper	149,990	—
Total short-term debt	$207,564	$74,041
Weighted average interest rate on outstanding commercial paper	0.1%	N/A

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	July 4, 2021	December 31, 2020
8.800% Debentures (1)	February 15, 2021	$—	$84,715
3.100% Notes (2)	May 15, 2021	—	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		79,603	80,755
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(24,572)	(30,525)
Total long-term debt		4,098,670	4,528,584
Less—current portion		3,470	438,829
Long-term portion		$4,095,200	$4,089,755
(1)In February 2021, we repaid $84,715 of 8.800% Debentures due upon their maturity.
(2)In May 2021, we repaid $350,000 of 3.100% Notes due upon their maturity.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Interest expense	$34,768	$40,520	$73,531	$79,776
Capitalized interest	(3,084)	(1,664)	(4,801)	(3,081)
Interest expense	31,684	38,856	68,730	76,695
Interest income	(619)	(777)	(1,229)	(2,361)
Interest expense, net	$31,065	$38,079	$67,501	$74,334

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $387,871 as of July 4, 2021 and $279,843 as of December 31, 2020.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $183,136 at July 4, 2021 and $130,131 at December 31, 2020. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $1,775 at July 4, 2021 and $2,519 at December 31, 2020. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of July 4, 2021 and December 31, 2020, we had no open interest rate swap derivative instruments in a fair value hedging relationship.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at July 4, 2021 and December 31, 2020 was $22,882 and $30,194, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of July 4, 2021 and December 31, 2020:

	July 4, 2021		December 31, 2020
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$43	$8,012	$2,388	$5,522

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	170	3,895	3,299	1,648
Deferred compensation derivatives	1,956	—	3,630	—
Foreign exchange contracts	565	—	176	93
	2,691	3,895	7,105	1,741
Total	$2,734	$11,907	$9,493	$7,263

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of July 4, 2021, amounts reflected on a net basis in liabilities were assets of $51,073 and liabilities of $54,087, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2020 were assets of $32,674 and liabilities of $29,376. At July 4, 2021 and December 31, 2020, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended July 4, 2021 and June 28, 2020 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income ("OCI")		Gains (losses) reclassified from accumulated OCI ("AOCI") into income (b)
	2021	2020	2021	2020	2021	2020
Commodities futures and options	$16,877	$2,624	$—	$—	$—	$—
Foreign exchange contracts	435	(554)	(6,344)	675	(2,972)	1,138
Interest rate swap agreements	—	—	—	—	(2,709)	(2,343)
Deferred compensation derivatives	1,956	4,626	—	—	—	—
Total	$19,268	$6,696	$(6,344)	$675	$(5,681)	$(1,205)
The effect of derivative instruments on the Consolidated Statements of Income for the six months ended July 4, 2021 and June 28, 2020 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI		Gains (losses) reclassified from AOCI into income (b)
	2021	2020	2021	2020	2021	2020
Commodities futures and options	$30,556	$(74,468)	$—	$—	$—	$—
Foreign exchange contracts	573	(3,876)	(7,979)	6,056	(3,144)	1,390
Interest rate swap agreements	—	—	—	—	(5,674)	(4,687)
Deferred compensation derivatives	3,510	(1,133)	—	—	—	—
Total	$34,639	$(79,477)	$(7,979)	$6,056	$(8,818)	$(3,297)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $19,317 as of July 4, 2021. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
For the three and six months ended July 4, 2021, we had no interest rate swap derivative instruments in a fair value hedging relationship. For the three and six months ended June 28, 2020, we recognized a net pretax benefit to interest expense of $608 and $759, respectively, relating to our fixed-to-floating interest swap arrangements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 14

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
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of July 4, 2021 and December 31, 2020:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
July 4, 2021:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$608	$—	$608
Deferred compensation derivatives (2)	—	1,956	—	1,956
Commodities futures and options (3)	170	—	—	170
Liabilities:
Foreign exchange contracts (1)	—	8,012	—	8,012
Commodities futures and options (3)	3,895	—	—	3,895
December 31, 2020:
Assets:
Foreign exchange contracts (1)	$—	$2,564	$—	$2,564
Deferred compensation derivatives (2)	—	3,630	—	3,630
Commodities futures and options (3)	3,299	—	—	3,299
Liabilities:
Foreign exchange contracts (1)	—	5,615	—	5,615
Commodities futures and options (3)	1,648	—	—	1,648
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of July 4, 2021 and December 31, 2020 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	July 4, 2021	December 31, 2020	July 4, 2021	December 31, 2020
Current portion of long-term debt	$3,470	$443,215	$3,470	$438,829
Long-term debt	4,338,773	4,479,499	4,095,200	4,089,755
Total	$4,342,243	$4,922,714	$4,098,670	$4,528,584

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the acquisition of Lily's in the second quarter of 2021, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty and a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
During the six months ended July 4, 2021, we recorded no impairment charges. During the six months ended June 28, 2020, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 16

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
The components of lease expense for the three months ended July 4, 2021 and June 28, 2020 were as follows:

		Three Months Ended
Lease expense	Classification	July 4, 2021	June 28, 2020
Operating lease cost	Cost of sales or SM&A (1)	$11,088	$10,673
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,999	1,949
Interest on lease liabilities	Interest expense, net	1,109	1,112
Net lease cost (2)		$14,196	$13,734
The components of lease expense for the six months ended July 4, 2021 and June 28, 2020 were as follows:

		Six Months Ended
Lease expense	Classification	July 4, 2021	June 28, 2020
Operating lease cost	Cost of sales or SM&A (1)	$22,554	$21,217
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	4,061	3,979
Interest on lease liabilities	Interest expense, net	2,221	2,234
Net lease cost (2)		$28,836	$27,430
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	July 4, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	12.8	12.5
Finance leases	30.3	30.1

Weighted-average discount rate
Operating leases	3.7%	3.8%
Finance leases	5.9%	5.9%

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	July 4, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other non-current assets	$206,068	$224,268

Finance lease ROU assets, at cost	Property, plant and equipment, gross	99,939	101,426
Accumulated amortization	Accumulated depreciation	(16,287)	(13,361)
Finance lease ROU assets, net	Property, plant and equipment, net	83,652	88,065

Total leased assets		$289,720	$312,333

Liabilities
Current
Operating	Accrued liabilities	$28,559	$36,578
Finance	Current portion of long-term debt	4,188	4,868
Non-current
Operating	Other long-term liabilities	172,352	181,871
Finance	Long-term debt	75,415	75,887
Total lease liabilities		$280,514	$299,204

The maturity of our lease liabilities as of July 4, 2021 were as follows:

	Operating leases	Finance leases	Total
2021 (rest of year)	$20,512	$4,349	$24,861
2022	28,643	7,391	36,034
2023	20,818	5,285	26,103
2024	15,748	4,709	20,457
2025	14,200	4,741	18,941
Thereafter	160,392	161,625	322,017
Total lease payments	260,313	188,100	448,413
Less: Imputed interest	59,402	108,497	167,899
Total lease liabilities	$200,911	$79,603	$280,514

As of July 4, 2021, the Company had entered in an additional lease as a lessee, primarily for real estate. This lease has not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $20,000. This lease is expected to commence during the second half of 2021, with a lease term of approximately 8 years.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental cash flow and other information related to leases were as follows:

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,773	$21,335
Operating cash flows from finance leases	2,221	2,234
Financing cash flows from finance leases	2,240	2,105

ROU assets obtained in exchange for lease liabilities:
Operating leases	$6,190	$20,814
Finance leases	436	2,076
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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $81,606 and $52,351 as of July 4, 2021 and December 31, 2020, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Cost of sales	$1,042	$—	$5,037	$—
Selling, marketing and administrative expense	1,286	2,645	2,976	2,645
Business realignment costs (benefits)	1,141	(1,370)	2,383	(475)
Costs associated with business realignment activities	$3,469	$1,275	$10,396	$2,170

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs recorded by program during the six months ended July 4, 2021 and June 28, 2020 related to these activities were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
International Optimization Program:
Severance	$1,198	$—	$2,822	$—
Other program costs	2,271	—	7,574	—
Margin for Growth Program:
Severance	—	(1,410)	—	(653)
Other program costs	—	2,685	—	2,823
Total	$3,469	$1,275	$10,396	$2,170
The following table presents the liability activity for costs qualifying as exit and disposal costs for the six months ended July 4, 2021:

Total
Liability balance at December 31, 2020 (1)	$12,748
2021 business realignment charges (2)	4,700
Cash payments	(14,913)
Liability balance at July 4, 2021 (1)	$2,535
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
For the three and six months ended July 4, 2021, we recognized total costs associated with the International Optimization Program of $3,469 and $10,396, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $39,739.
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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 20

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
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the six months ended July 4, 2021 and June 28, 2020 were 25.1% and 19.8%, respectively. Relative to the statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits and the benefit of employee share-based payments.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. During the second quarter of 2021, we recorded incremental tax reserves as a result of an adverse ruling in connection with a non-U.S. tax litigation matter. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $22,387 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
American Rescue Plan Act
On March 11, 2021, the American Rescue Plan Act ("ARPA") was signed into law. The ARPA strengthens and extends certain federal programs enacted through the CARES Act and other COVID-19 relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on our consolidated financial statements for the six months ended July 4, 2021.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the six months ended July 4, 2021 and June 28, 2020.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended July 4, 2021 and June 28, 2020 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$5,433	$5,411	$45	$41
Interest cost	4,536	6,966	965	1,505
Expected return on plan assets	(12,193)	(13,142)	—	—
Amortization of prior service (credit) cost	(1,535)	(1,824)	—	75
Amortization of net loss (gain)	5,604	6,582	—	(10)
Settlement loss	4,932	3,653	—	—
Total net periodic benefit cost	$6,777	$7,646	$1,010	$1,611
We made contributions of $325 and $4,000 to the pension plans and other benefits plans, respectively, during the second quarter of 2021. In the second quarter of 2020, we made contributions of $248 and $3,976 to our pension plans and other benefit plans, respectively. The contributions in 2021 and 2020 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The components of net periodic benefit cost for the six months ended July 4, 2021 and June 28, 2020 were as follows:

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$10,922	$10,843	$90	$80
Interest cost	8,726	13,956	1,929	3,012
Expected return on plan assets	(24,612)	(26,310)	—	—
Amortization of prior service (credit) cost	(3,071)	(3,651)	—	150
Amortization of net loss (gain)	11,420	13,164	—	(19)
Settlement loss	7,440	3,653	—	—
Total net periodic benefit cost	$10,825	$11,655	$2,019	$3,223
We made contributions of $1,183 and $8,155 to the pension plans and other benefits plans, respectively, during the first six months of 2021. In the first six months of 2020, we made contributions of $1,005 and $7,328 to our pension plans and other benefit plans, respectively. The contributions in 2021 and 2020 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During the first and second quarters of 2021, we recognized pension settlement charges in our hourly retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. In addition, we recognized pension settlement charges in our salaried retirement plan during the second quarter of 2021 due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan's anticipated annual service and interest costs. In connection with the second quarter 2021 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 34 basis points higher than the rate as of December 31, 2020 and an expected rate of return on plan assets of 4.8%.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Pre-tax compensation expense	$16,826	$12,915	$32,482	$25,490
Related income tax benefit	4,500	2,492	8,023	4,894
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of July 4, 2021, total stock-based compensation expense related to non-vested awards not yet recognized was $101,018 and the weighted-average period over which this amount is expected to be recognized was approximately 2.2 years.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 23

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

A summary of activity relating to grants of stock options for the period ended July 4, 2021 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,839,811	$99.72	4.8 years
Granted	32,155	$147.98
Exercised	(338,047)	$96.46
Forfeited	(3,009)	$102.58
Outstanding as of July 4, 2021	1,530,910	$101.44	4.6 years	$111,076
Options exercisable as of July 4, 2021	1,344,804	$100.00	4.3 years	$99,512

The weighted-average fair value of options granted was $24.12 and $21.31 per share for the periods ended July 4, 2021 and June 28, 2020, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Six Months Ended
	July 4, 2021	June 28, 2020
Dividend yields	2.2%	2.1%
Expected volatility	21.8%	17.5%
Risk-free interest rates	1.0%	1.3%
Expected term in years	6.3	6.7
The total intrinsic value of options exercised was $21,453 and $23,597 for the periods ended July 4, 2021 and June 28, 2020, respectively.
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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the six months ended July 4, 2021 and June 28, 2020 can range from 0% to 250% of the targeted amounts.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 24

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
During the six months ended July 4, 2021 and June 28, 2020, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended July 4, 2021 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,053,332	$135.11
Granted	382,841	$153.39
Performance assumption change (1)	144,722	$142.56
Vested	(308,664)	$115.57
Forfeited	(35,938)	$124.56
Outstanding as of July 4, 2021	1,236,293	$146.11
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

	Six Months Ended
	July 4, 2021	June 28, 2020
Units granted	382,841	326,283
Weighted-average fair value at date of grant	$153.39	$163.30
Monte Carlo simulation assumptions:
Estimated values	$66.44	$80.08
Dividend yields	2.2%	2.0%
Expected volatility	26.4%	17.3%

The fair value of shares vested totaled $46,352 and $41,874 for the periods ended July 4, 2021 and June 28, 2020, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 263,269 units as of July 4, 2021. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 25

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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales:
North America	$1,779,193	$1,583,787	$3,861,065	$3,428,608
International and Other	210,229	123,542	424,305	316,038
Total	$1,989,422	$1,707,329	$4,285,370	$3,744,646

Segment income (loss):
North America	$565,905	$497,587	$1,227,465	$1,079,142
International and Other	42,183	(3,969)	76,023	12,035
Total segment income	608,088	493,618	1,303,488	1,091,177
Unallocated corporate expense (1)	151,329	106,883	289,042	231,450
Unallocated mark-to-market (gains) losses on commodity derivatives	(3,385)	487	(5,669)	82,241
Long-lived asset impairment charges (see Note 6)	—	1,600	—	9,143
Costs associated with business realignment activities (see Note 9)	3,469	1,275	10,396	2,170
Operating profit	456,675	383,373	1,009,719	766,173
Interest expense, net (see Note 4)	31,065	38,079	67,501	74,334
Other (income) expense, net (see Note 18)	7,194	11,217	9,608	22,750
Income before income taxes	$418,416	$334,077	$932,610	$669,089
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(16,877)	$(2,624)	$(30,556)	$74,468
Net gains on commodity derivative positions reclassified from unallocated to segment income	13,492	3,111	24,887	7,773
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(3,385)	$487	$(5,669)	$82,241
As of July 4, 2021, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $68,207. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $52,970 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
North America	$56,913	$54,379	$116,022	$108,081
International and Other	6,921	7,037	13,748	14,246
Corporate	12,198	10,484	24,159	20,197
Total	$76,032	$71,900	$153,929	$142,524

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales:
United States	$1,681,397	$1,504,266	$3,664,120	$3,271,542
All other countries	308,025	203,063	621,250	473,104
Total	$1,989,422	$1,707,329	$4,285,370	$3,744,646

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

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net sales:
Confectionery and confectionery-based portfolio	$1,837,881	$1,592,181	$3,993,518	$3,500,415
Snacks portfolio	151,541	115,148	291,852	244,231
Total	$1,989,422	$1,707,329	$4,285,370	$3,744,646

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Six Months Ended July 4, 2021
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	871,144	$150,017
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	1,871,500	$284,329
Total share repurchases	2,742,644	434,346
Shares issued for stock options and incentive compensation	(539,714)	(22,457)
Net change	2,202,930	$411,889
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of July 4, 2021, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management's discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST
Noncontrolling Interest in Subsidiary
As discussed in Note 2, in January 2021 we completed the divestiture of LSFC, a joint venture originally established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners. Prior to the sale, we owned a 50% controlling interest in LSFC.
A roll-forward showing the 2021 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2020	$3,531
Net gain attributable to noncontrolling interest	1,072
Divestiture of noncontrolling interest	(1,013)
Other comprehensive income - foreign currency translation adjustments	5,254
Balance, July 4, 2021	$8,844
The remaining noncontrolling interest balance as of July 4, 2021 reflects the portion of sales proceeds attributable to the joint venture partner. The distribution of the sales proceeds will commence upon the completion of certain approvals and other conditions. We expect the distribution to be completed during 2021.
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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 29

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

	Three Months Ended
	July 4, 2021		June 28, 2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$117,257	$44,308	$113,925	$42,551
Allocation of undistributed earnings	101,414	38,251	81,891	30,534
Total earnings—basic	$218,671	$82,559	$195,816	$73,085

Denominator (shares in thousands):
Total weighted-average shares—basic	146,111	60,614	147,635	60,614

Earnings Per Share—basic	$1.50	$1.36	$1.33	$1.21

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$218,671	$82,559	$195,816	$73,085
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	82,559	—	73,085	—
Reallocation of undistributed earnings	—	(179)	—	(123)
Total earnings—diluted	$301,230	$82,380	$268,901	$72,962

Denominator (shares in thousands):
Number of shares used in basic computation	146,111	60,614	147,635	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	622	—	521	—
Performance and restricted stock units	324	—	300	—
Total weighted-average shares—diluted	207,671	60,614	209,070	60,614

Earnings Per Share—diluted	$1.45	$1.36	$1.29	$1.20
The earnings per share calculations for the three months ended July 4, 2021 and June 28, 2020 excluded 43 and 15 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Six Months Ended
	July 4, 2021		June 28, 2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$235,687	$88,617	$229,177	$85,102
Allocation of undistributed earnings	270,866	101,859	164,541	61,218
Total earnings—basic	$506,553	$190,476	$393,718	$146,320

Denominator (shares in thousands):
Total weighted-average shares—basic	146,550	60,614	147,954	60,614

Earnings Per Share—basic	$3.46	$3.14	$2.66	$2.41

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$506,553	$190,476	$393,718	$146,320
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	190,476	—	146,320	—
Reallocation of undistributed earnings	—	(484)	—	(309)
Total earnings—diluted	$697,029	$189,992	$540,038	$146,011

Denominator (shares in thousands):
Number of shares used in basic computation	146,550	60,614	147,954	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	606	—	620	—
Performance and restricted stock units	356	—	408	—
Total weighted-average shares—diluted	208,126	60,614	209,596	60,614

Earnings Per Share—diluted	$3.35	$3.13	$2.58	$2.41
The earnings per share calculations for the six months ended July 4, 2021 and June 28, 2020 excluded 43 and 15 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$4,880	$7,447	$7,771	$18,550
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	2,304	3,806	1,820	3,955
Other (income) expense, net	10	(36)	17	245
Total	$7,194	$11,217	$9,608	$22,750

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	July 4, 2021	December 31, 2020
Inventories:
Raw materials	$412,728	$388,600
Goods in process	140,868	104,841
Finished goods	677,254	645,664
Inventories at First In First Out	1,230,850	1,139,105
Adjustment to Last In First Out	(170,428)	(174,898)
Total inventories	$1,060,422	$964,207

Prepaid expenses and other:
Prepaid expenses	$64,153	$95,669
Other current assets	136,004	158,809
Total prepaid expenses and other	$200,157	$254,478

Property, plant and equipment:
Land	$132,515	$131,513
Buildings	1,412,232	1,387,106
Machinery and equipment	3,271,692	3,169,754
Construction in progress	278,057	276,514
Property, plant and equipment, gross	5,094,496	4,964,887
Accumulated depreciation	(2,752,671)	(2,679,632)
Property, plant and equipment, net	$2,341,825	$2,285,255

Other non-current assets:
Capitalized software, net	$215,264	$187,673
Operating lease ROU assets	206,068	224,268
Investments in unconsolidated affiliates	81,606	52,351
Other non-current assets	109,676	91,595
Total other non-current assets	$612,614	$555,887

Accrued liabilities:
Payroll, compensation and benefits	$195,224	$237,342
Advertising, promotion and product allowances	309,437	309,537
Operating lease liabilities	28,559	36,578
Other	175,072	198,309
Total accrued liabilities	$708,292	$781,766

Other long-term liabilities:
Post-retirement benefits liabilities	$217,776	$223,507
Pension benefits liabilities	55,615	70,727
Operating lease liabilities	172,352	181,871
Other	225,858	207,329
Total other long-term liabilities	$671,601	$683,434

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(84,375)	$(98,525)
Pension and post-retirement benefit plans, net of tax	(166,707)	(194,205)
Cash flow hedges, net of tax	(45,054)	(45,352)
Total accumulated other comprehensive loss	$(296,136)	$(338,082)

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 33

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
2021 Acquisition and Divestiture
In June 2021, we completed the acquisition of Lily's Sweets, LLC ("Lily's"), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily's products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. Lily's is expected to generate annualized net sales over $100 million.
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. ("LSFC"), which was previously included within the International and Other segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial.
2020 Divestitures
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. ("Krave") and the Scharffen Berger and Dagoba brands, all of which were previously included within the North America segment results in our consolidated financial statements. Total proceeds from the divestitures and the impact on our consolidated financial statements, both individually and on an aggregate basis, were immaterial.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 34

TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 ("COVID-19") as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

Local, state and national governments continue to emphasize the importance of food supply during this pandemic and asked that food manufacturers and retailers remain open to meet the needs of our communities. Employee safety is our first priority, and as a result, we put preparedness plans in place at our manufacturing facilities. Our manufacturing facilities are currently open; however, we have adjusted shift schedules, enforced social distancing, increased sanitation and adjusted time and attendance policies for worker absenteeism. Our sales teams continue to support community food supplies, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures. At the onset of the pandemic, the Company temporarily closed all Hershey's Chocolate World stores in the U.S. (3 locations), Niagara Falls (Ontario) and Singapore; however, since July 2020, all locations were re-opened on a limited capacity basis with increased safety measures and enforced social distancing.

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

As of July 4, 2021, we believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

During the second quarter of 2021, many state governments began easing COVID-19 restrictions, resulting in increased travel ahead of the summer season, approval for full capacity at major sporting and entertainment events, increased occupancy limits for indoor gathering and the removal of face covering requirements (subject to certain exceptions). Additionally, increasing availability and the rollout of vaccinations continue around the world, albeit with slower than anticipated rollouts and challenges within certain countries. We experienced an increase in our net sales and income during the three and six months ended July 4, 2021, which was primarily driven by strong everyday performance on our core U.S. confection brands and solid marketplace growth in select international markets (see Segment Results included in this MD&A).

Based on the length and severity of COVID-19, including new trends in outbreaks and hotspots, the spread of COVID-19 variants, potential resurgences and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 35

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	July 4, 2021	June 28, 2020	Percent Change	July 4, 2021	June 28, 2020	Percent Change
In millions of dollars except per share amounts
Net sales	$1,989.4	$1,707.3	16.5%	$4,285.4	$3,744.6	14.4%
Cost of sales	1,064.0	914.8	16.3%	2,311.0	2,085.5	10.8%
Gross profit	925.4	792.5	16.8%	1,974.4	1,659.1	19.0%
Gross margin	46.5%	46.4%		46.1%	44.3%
Selling, marketing & administrative ("SM&A") expenses	467.6	408.9	14.3%	962.3	884.3	8.8%
SM&A expense as a percent of net sales	23.5%	24.0%		22.5%	23.6%
Long-lived asset impairment charges	—	1.6	NM	—	9.1	NM
Business realignment costs (benefits)	1.1	(1.4)	NM	2.4	(0.5)	NM
Operating profit	456.7	383.4	19.1%	1,009.7	766.2	31.8%
Operating profit margin	23.0%	22.5%		23.6%	20.5%
Interest expense, net	31.1	38.1	(18.4)%	67.5	74.3	(9.2)%
Other (income) expense, net	7.2	11.2	(35.9)%	9.6	22.8	(57.8)%
Provision for income taxes	117.2	66.1	77.5%	234.5	132.3	77.3%
Effective income tax rate	28.0%	19.8%		25.1%	19.8%
Net income including noncontrolling interest	301.2	268.0	12.4%	698.1	536.8	30.0%
Less: Net (loss) gain attributable to noncontrolling interest	—	(0.9)	NM	1.1	(3.2)	NM
Net income attributable to The Hershey Company	$301.2	$268.9	12.0%	$697.0	$540.0	29.1%
Net income per share—diluted	$1.45	$1.29	12.4%	$3.35	$2.58	29.8%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Second Quarter 2021 vs. Second Quarter 2020
Net Sales
Net sales increased 16.5% in the second quarter of 2021 compared to the same period of 2020, reflecting a volume increase of 14.5% due to an increase in everyday core U.S. confection brands, as well as favorable price realization of 1.0% due to higher prices on certain products and a favorable impact from foreign currency exchange rates of 1.0%.
Key U.S. Marketplace Metrics
For the second quarter of 2021, our total U.S. retail takeaway increased 2.8% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum ("CMG") consumer takeaway increased 2.3%, resulting in a CMG market share loss of approximately 113 basis points.
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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 36

Cost of Sales and Gross Margin
Cost of sales increased 16.3% in the second quarter of 2021 compared to the same period of 2020. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by the incremental $14.3 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years' commodity purchases. Additionally, the increase was partially offset by favorable price realization and supply chain productivity.
Gross margin increased by 10 basis points in the second quarter of 2021 compared to the same period of 2020. The increase was driven by the favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and supply chain productivity. These factors were offset by higher freight and logistics costs and additional plant costs.
SM&A Expenses
SM&A expenses increased $58.7 million or 14.3% in the second quarter of 2021 driven by advertising increases and corporate expenses. Total advertising and related consumer marketing expenses increased 9.9% driven by increased investment in core brands and incremental sponsorships in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 16.6% in the second quarter of 2021 driven by higher compensation costs and investments in capabilities and technology.
Long-Lived Asset Impairment Charges
We had no impairment charges during the second quarter of 2021. During the second quarter of 2020, we recorded long-lived asset impairment charges of $1.6 million, predominantly comprised of impairment charges to adjust long-lived asset values of our LSFC disposal group which was previously classified as held for sale.

Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the second quarter of 2021, we recorded business realignment costs of $1.1 million related to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. In the second quarter of 2020, we recorded business realignment benefits of $1.4 million related to the Margin for Growth Program, a program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 19.1% in the second quarter of 2021 compared to the same period of 2020 predominantly due to higher gross profit, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 23.0% in 2021 from 22.5% in 2020 driven by these same factors.
Interest Expense, Net
Net interest expense was $7.0 million lower in the second quarter of 2021 compared to the same period of 2020. The decrease was primarily due to lower long-term debt balances in 2021 versus 2020, specifically resulting from $785 million of long-term debt repayments with varying maturity dates during the last twelve months preceding July 4, 2021.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 37

Other (Income) Expense, Net
Other (income) expense, net totaled expense of $7.2 million in the second quarter of 2021 versus net expense of $11.2 million in the second quarter of 2020. The decrease in net expense was primarily due to lower write-downs on equity investments qualifying for historic and renewable energy tax credits in 2021 versus 2020 and lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2021.
Income Taxes and Effective Tax Rate
The effective income tax rate was 28.0% for the second quarter of 2021 compared with 19.8% for the second quarter of 2020. Relative to the 21% statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits. Relative to the 21% statutory rate, the 2020 effective tax rate benefited from investment tax credits and changes in tax reserves, partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $32.3 million, or 12.0%, while EPS-diluted increased $0.16, or 12.4%, in the second quarter of 2021 compared to the same period of 2020. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, partially offset by higher SM&A expenses and higher income taxes, as noted above. Our 2021 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
Results of Operations - First Six Months 2021 vs. First Six Months 2020
Net Sales
Net sales increased 14.4% in the first six months of 2021 compared to the same period of 2020, reflecting a volume increase of 12.6% due to an increase in everyday core U.S. confection brands, as well as favorable price realization of 1.5% due to higher prices on certain products and a favorable impact from foreign currency exchange rates of 0.4%. This was partially offset by a 0.1% decrease from net acquisitions and divestitures (predominantly driven by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands).
Cost of Sales and Gross Margin
Cost of sales increased 10.8% in the first six months of 2021 compared to the same period of 2020. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by the incremental $105.0 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years' commodity purchases; however, were significantly impacted by financial market volatility during March 2020 amid COVID-19 fears. Additionally, the increase was partially offset by favorable price realization and supply chain productivity.
Gross margin increased by 180 basis points in the first six months of 2021 compared to the same period of 2020. The increase was driven by the favorable year-over-year mark-to-market impact from commodity derivative instruments, favorable price realization and supply chain productivity. These factors were offset by higher freight and logistics costs and additional plant costs.
Selling, Marketing and Administrative
SM&A expenses increased $78.0 million or 8.8% in the first six months of 2021. Total advertising and related consumer marketing expenses increased 5.9% driven by increased investment in core brands and incremental sponsorships in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 10.4% in the first six months of 2021 driven by higher compensation costs and investments in capabilities and technology.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 38

Long-Lived Asset Impairment Charges
We had no impairment charges during the first six months of 2021. During the first six months of 2020, we recorded long-lived asset impairment charges of $9.1 million, predominantly comprised of impairment charges to adjust long-lived asset values of our LSFC disposal group which was previously classified as held for sale. Additionally, in connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.
Business Realignment Activities
During the first six months of 2021, we recorded business realignment costs of $2.4 million related to the International Optimization Program. During the first six months of 2020, we recorded business realignment benefits of $0.5 million related to the Margin for Growth Program. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 31.8% in the first six months of 2021 compared to the same period of 2020 predominantly due to higher gross profit and lower impairment charges, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 23.6% in 2021 from 20.5% in 2020 driven by these same factors.
Interest Expense, Net
Net interest expense was $6.8 million lower in the first six months of 2021 compared to the same period of 2020. The decrease was primarily due to lower long-term debt balances in 2021 versus 2020, specifically resulting from $785 million of long-term debt repayments with varying maturity dates during the last twelve months preceding July 4, 2021.
Other (Income) Expense, Net
Other (income) expense, net totaled expense of $9.6 million in the first six months of 2021 versus expense of $22.8 million in the first six months of 2020. The decrease in net expense was primarily due to lower write-downs on equity investments qualifying for historic and renewable energy tax credits in 2021 versus 2020 and lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2021.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 25.1% for the first six months of 2021 compared with 19.8% for the first six months of 2020. Relative to the 21% statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits and the benefit of employee share-based payments. Relative to the 21% statutory rate, the 2020 effective tax rate was favorably impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes.
Net Income attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $157.0 million, or 29.1%, while EPS-diluted increased $0.77, or 29.8%, in the first six months of 2021 compared to the same period of 2020. The increase in both net income and EPS-diluted was driven primarily by higher gross profit and lower impairment charges, partially offset by higher SM&A expenses and higher income taxes. Our 2021 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 39

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
In millions of dollars
Net Sales:
North America	$1,779.2	$1,583.8	$3,861.1	$3,428.6
International and Other	210.2	123.5	424.3	316.0
Total	$1,989.4	$1,707.3	$4,285.4	$3,744.6

Segment Income (Loss):
North America	$565.9	$497.6	$1,227.5	$1,079.1
International and Other	42.2	(4.0)	76.0	12.0
Total segment income	608.1	493.6	1,303.5	1,091.1
Unallocated corporate expense (1)	151.3	106.9	289.1	231.4
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(3.4)	0.5	(5.7)	82.2
Long-lived asset impairment charges	—	1.6	—	9.1
Costs associated with business realignment activities	3.5	1.3	10.4	2.2
Operating profit	456.7	383.3	1,009.7	766.2
Interest expense, net	31.1	38.1	67.5	74.3
Other (income) expense, net	7.2	11.2	9.6	22.8
Income before income taxes	$418.4	$334.0	$932.6	$669.1
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

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 40

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America results, which accounted for 89.4% and 92.8% of our net sales for the three months ended July 4, 2021 and June 28, 2020, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 4, 2021	June 28, 2020	Percent Change	July 4, 2021	June 28, 2020	Percent Change
In millions of dollars
Net sales	$1,779.2	$1,583.8	12.3%	$3,861.1	$3,428.6	12.6%
Segment income	565.9	497.6	13.7%	1,227.5	1,079.1	13.8%
Segment margin	31.8%	31.4%		31.8%	31.5%
Results of Operations - Second Quarter 2021 vs. Second Quarter 2020
Net sales of our North America segment increased $195.4 million or 12.3% in the second quarter of 2021 compared to the same period of 2020, reflecting a volume increase of 11.8% due to an increase in everyday core U.S. confection brands and a favorable impact from foreign currency exchange rates of 0.7%. This was partially offset by unfavorable price realization of 0.1% and a 0.1% decrease from net acquisitions and divestitures (predominantly driven by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands).
Our North America segment income increased $68.3 million or 13.7% in the second quarter of 2021 compared to the same period of 2020, primarily due to volume increases, partially offset by higher supply chain-related costs, higher freight and logistics costs, higher advertising expense and unfavorable price realization.
Results of Operations - First Six Months 2021 vs. First Six Months 2020
Net sales of our North America segment increased $432.5 million or 12.6% in the first six months of 2021 compared to the same period of 2020, reflecting a volume increase of 11.3% due to an increase in everyday core U.S. confection brands, favorable price realization of 0.9% attributed to higher prices on certain products and a favorable impact from foreign currency exchange rates of 0.5%. This was partially offset by a 0.1% decrease from net acquisitions and divestitures (predominantly driven by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands).
Our North America segment income increased $148.4 million or 13.8% in the first six months of 2021 compared to the same period of 2020, primarily due to volume increases and favorable price realization, partially offset by higher supply chain-related costs, higher freight and logistics costs and higher advertising expense.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 41

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in India and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results, which accounted for 10.6% and 7.2% of our net sales for the three months ended July 4, 2021 and June 28, 2020, respectively, were as follows:

	Three Months Ended			Six Months Ended
	July 4, 2021	June 28, 2020	Percent Change	July 4, 2021	June 28, 2020	Percent Change
In millions of dollars
Net sales	$210.2	$123.5	70.2%	$424.3	$316.0	34.3%
Segment income	42.2	(4.0)	NM	76.0	12.0	533.3%
Segment margin	20.1%	(3.2)%		17.9%	3.8%
NM = not meaningful
Results of Operations - Second Quarter 2021 vs. Second Quarter 2020
Net sales of our International and Other segment increased $86.7 million or 70.2% in the second quarter of 2021 compared to the same period of 2020, reflecting a volume increase of 49.5% and favorable price realization of 15.0%. The volume increase was primarily attributed to solid marketplace growth in Mexico, Brazil, India and AEMEA Markets, where net sales increased by 137.7%, 68.7%, 57.6% and 53.1%, respectively. These increases also benefited from a favorable impact from foreign currency exchange rates of 5.7%.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales increased approximately 91.0% during the second quarter of 2021 compared to the same period of 2020. This increase is due to the Company's temporary closure of all Hershey’s Chocolate World stores at the onset of the pandemic and includes the United States (3 locations), Niagara Falls (Ontario) and Singapore. In July 2020, all locations were re-opened on a limited capacity basis with increased safety measures.
Our International and Other segment generated income of $42.2 million in the second quarter of 2021 compared to $4.0 million in the second quarter of 2020 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.
Results of Operations - First Six Months 2021 vs. First Six Months 2020
Net sales of our International and Other segment increased $108.3 million or 34.3% in the first six months of 2021 compared to the same period of 2020, reflecting a volume increase of 26.7% and favorable price realization of 7.6%. The volume increase was primarily attributed to solid marketplace growth in Mexico, Brazil, India and AEMEA Markets, where net sales increased by 40.1%, 34.7%, 53.2% and 32.0%, respectively.
Our International and Other segment also includes licensing, owned retail and world travel retail, where net sales increased approximately 39.3% during the first six months of 2021 compared to the same period of 2020. This increase is due to the Company's temporary closure of all Hershey’s Chocolate World stores at the onset of the pandemic and includes the United States (3 locations), Niagara Falls (Ontario) and Singapore. In July 2020, all locations were re-opened on a limited capacity basis with increased safety measures.
Our International and Other segment generated income of $76.0 million in the first six months of 2021 compared to $12.0 million in the first six months of 2020 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 42

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
In the second quarter of 2021, unallocated corporate expense totaled $151.3 million, as compared to $106.9 million in the second quarter of 2020. The increase is primarily driven by higher group insurance costs from COVID-19-related delays in preventive care, incremental investments in capabilities and technology and higher incentive compensation.
In the first six months of 2021, unallocated corporate expense totaled $289.1 million, as compared to $231.4 million in the first six months of 2020. The increase is primarily driven by incremental investments in capabilities and technology and higher incentive compensation.
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
At July 4, 2021, our cash and cash equivalents totaled $426.2 million, a decrease of $717.8 million compared to the 2020 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. Additional detail regarding the net uses of cash are outlined in the following discussion.
Approximately 85% of the balance of our cash and cash equivalents at July 4, 2021 was held by subsidiaries domiciled outside of the United States. During the first six months of 2021, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Six Months Ended
In millions of dollars	July 4, 2021	June 28, 2020
Net cash provided by (used in):
Operating activities	$1,017.7	$614.0
Investing activities	(700.1)	(209.8)
Financing activities	(1,041.7)	295.9
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(17.3)
Less: Cash classified as assets held for sale	11.4	(10.7)
(Decrease) increase in cash and cash equivalents	$(717.8)	$672.1

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 43

Operating activities
We generated cash of $1.0 billion from operating activities in the first six months of 2021, an increase of $403.7 million compared to $614.0 million in the same period of 2020. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, a write-down of equity investments and other charges) resulted in $186.3 million of higher cash flow in 2021 relative to 2020.
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $13.3 million in 2021, compared to $201.9 million in 2020. This $188.6 million fluctuation was mainly driven by higher cash receipts from customers resulting in a slightly lower investment in accounts receivable at the end of the second quarter of 2021 compared to the same period of 2020, as well as strong demand of U.S. inventories, specifically our everyday core U.S. confection brands.
•Accrued income taxes generated consistent levels of cash in 2021 and 2020; however, we paid cash of $139.1 million for income taxes during 2021 compared to $71.6 million in the same period of 2020. This $67.5 million increase in cash payments was primarily due to the 2020 deferral of quarterly estimated tax payments as a result of the CARES Act.

Investing activities
We used cash of $700.1 million for investing activities in the first six months of 2021, an increase of $490.3 million compared to $209.8 million in the same period of 2020. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $227.6 million in the first six months of 2021 compared to $185.8 million in the same period of 2020. For full year 2021, we expect capital expenditures, including capitalized software, to approximate $550 million. Our 2021 capital expenditures are largely driven by the continuation of our ERP system implementation, as well as our supply chain capacity projects.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $57.4 million in the first six months of 2021, compared to $26.4 million in the same period of 2020.
•Business Acquisition. In June 2021, we acquired Lily's for an initial cash purchase price of $418.2 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements.
Financing activities
We used cash of $1.0 billion for financing activities in the first six months of 2021, compared to cash generated of $295.9 million in the same period of 2020. This fluctuation of $1.3 billion for financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first six months of 2021, we generated cash flow of $137.0 million predominantly through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign borrowings. During the first six months of 2020, we generated cash flow of $166.0 million predominantly through the issuance of short-term commercial paper, as well as an increase in short-term foreign bank borrowings.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 44

•Long-term debt borrowings and repayments. During the first six months of 2021, we repaid $84.7 million of 8.800% Debentures due upon their maturity and $350.0 million of 3.100% Notes due upon their maturity. During the first six months of 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the "2020 Notes"). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020, we repaid $350 million of 2.900% Notes due upon their maturity.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $324.3 million during the first six months of 2021, an increase of $10.0 million compared to $314.3 million in the same period of 2020. Details regarding our 2021 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 4, 2021	July 4, 2021
Dividends paid per share – Common stock	$0.804	$0.804
Dividends paid per share – Class B common stock	$0.731	$0.731
Total cash dividends paid	$162.7	$161.6
Declaration date	February 2, 2021	April 27, 2021
Record date	February 19, 2021	May 21, 2021
Payment date	March 15, 2021	June 15, 2021
•Share repurchases. We used cash for total share repurchases of $434.3 million and $211.2 million during the first six months of 2021 and 2020, respectively, pursuant to our practice of replenishing treasury shares available for issuance for stock options and incentive compensation, as well as our share repurchases in the open market under pre-approved share repurchase programs. In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of July 4, 2021, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management's discretion. For the remainder of 2021, we expect share repurchases to return to a more traditional buyback strategy.
•Proceeds from the exercise of stock options, including tax benefits. We received $16.9 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first six months of 2021, a minimal decrease compared to $17.5 million in the same period of 2020.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 45

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

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•Political, economic and/or financial market conditions could negatively impact our financial results;

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 46

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2020 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2021, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, "Risk Factors."
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of July 4, 2021 and December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. A hypothetical 100 basis point increase in interest rates applied to this variable-rate debt through its December 2020 maturity would have increased interest expense by approximately $3.2 million for the year 2020. There is no hypothetical impact for 2021.
In addition, the total amount of short-term debt, net of cash, amounted to net cash positions of 218.6 million and $1.1 billion, respectively, at July 4, 2021 and December 31, 2020. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of July 4, 2021 would have changed interest expense by approximately $3.2 million for the first six months of 2021 and $8.6 million for the full year 2020.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at July 4, 2021 and December 31, 2020 by approximately $322 million and $357 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $22.9 million as of July 4, 2021 and $25.6 million as of December 31, 2020, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $387.9 million as of July 4, 2021 and $279.8 million as of December 31, 2020. At the end of the first quarter 2021, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $41.6 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2020 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 47

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 4, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2021.
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
There have been no changes in our internal control over financial reporting during the quarter ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 48

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K, Part II, Item 1A, "Risk Factors," of our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2021 (the "Q1 2021 Quarterly Report"), and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended July 4, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
April 5 through May 2	—	$—	—	$260,000
May 3 through May 30	1,134,144	$171.04	871,144	$109,983
May 31 through July 4	—	$—	—	$109,983
Total	1,134,144	$171.04	871,144
(1) During the three months ended July 4, 2021, 1,134,144 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of July 4, 2021, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above). This program is to commence after the existing 2018 authorization is completed and is to be utilized at management's discretion.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 49

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	July 29, 2021	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2021	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q2 2021 Form 10-Q | Page 51