Form 10-Q
period 2021-10-03
HERSHEY CO
filed 2021-10-28
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021
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
Common Stock, one dollar par value—145,389,951 shares, as of October 22, 2021.
Class B Common Stock, one dollar par value—60,613,777 shares, as of October 22, 2021.

THE HERSHEY COMPANY
Quarterly Report on Form 10-Q
For the Period Ended October 3, 2021

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales	$2,359,839	$2,219,829	$6,645,209	$5,964,475
Cost of sales	1,298,504	1,139,805	3,609,478	3,225,277
Gross profit	1,061,335	1,080,024	3,035,731	2,739,198
Selling, marketing and administrative expense	486,139	468,614	1,448,433	1,352,947
Long-lived asset impairment charges	—	—	—	9,143
Business realignment costs (benefits)	365	—	2,748	(475)
Operating profit	574,831	611,410	1,584,550	1,377,583
Interest expense, net	30,154	37,258	97,655	111,592
Other (income) expense, net	23,004	11,644	32,612	34,394
Income before income taxes	521,673	562,508	1,454,283	1,231,597
Provision for income taxes	76,746	115,250	311,255	247,514
Net income including noncontrolling interest	444,927	447,258	1,143,028	984,083
Less: Net (loss) gain attributable to noncontrolling interest	—	(25)	1,072	(3,238)
Net income attributable to The Hershey Company	$444,927	$447,283	$1,141,956	$987,321

Net income per share—basic:
Common stock	$2.22	$2.21	$5.67	$4.87
Class B common stock	$2.01	$2.00	$5.16	$4.42

Net income per share—diluted:
Common stock	$2.14	$2.14	$5.49	$4.71
Class B common stock	$2.01	$2.00	$5.14	$4.40

Dividends paid per share:
Common stock	$0.901	$0.804	$2.509	$2.350
Class B common stock	$0.819	$0.731	$2.281	$2.135

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 2

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	For the Three Months Ended						For the Nine Months Ended
	October 3, 2021			September 27, 2020			October 3, 2021			September 27, 2020
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$444,927			$447,258			$1,143,028			$984,083
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$(11,571)	$—	(11,571)	$7,050	$—	7,050	$2,623	$—	2,623	$(41,242)	$—	(41,242)
Reclassification to earnings due to the sale of businesses	—	—	—	—	—	—	5,210	—	5,210	—	—	—
Pension and post-retirement benefit plans:
Net actuarial (loss) gain and service cost	(8,793)	2,093	(6,700)	3,204	(758)	2,446	11,912	(2,835)	9,077	(13,481)	3,195	(10,286)
Reclassification to earnings	8,457	(671)	7,786	4,945	(452)	4,493	24,246	(4,739)	19,507	18,242	(3,183)	15,059
Cash flow hedges:
Gains (losses) on cash flow hedging derivatives	5,779	(2,153)	3,626	(807)	441	(366)	(2,200)	(2,312)	(4,512)	5,249	174	5,423
Reclassification to earnings	4,709	(119)	4,590	2,341	(578)	1,763	13,527	(501)	13,026	5,638	(2,508)	3,130
Total other comprehensive (loss) income, net of tax	$(1,419)	$(850)	(2,269)	$16,733	$(1,347)	15,386	$55,318	$(10,387)	44,931	$(25,594)	$(2,322)	(27,916)
Total comprehensive income including noncontrolling interest			$442,658			$462,644			$1,187,959			$956,167
Comprehensive (loss) income attributable to noncontrolling interest			(5)			475			6,321			(2,813)
Comprehensive income attributable to The Hershey Company			$442,663			$462,169			$1,181,638			$958,980

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 3

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 3, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$675,516	$1,143,987
Accounts receivable—trade, net	841,227	615,233
Inventories	1,026,541	964,207
Prepaid expenses and other	198,660	254,478
Total current assets	2,741,944	2,977,905
Property, plant and equipment, net	2,370,193	2,285,255
Goodwill	2,164,580	1,988,215
Other intangibles	1,494,106	1,295,214
Other non-current assets	628,686	555,887
Deferred income taxes	39,674	29,369
Total assets	$9,439,183	$9,131,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$671,855	$580,058
Accrued liabilities	751,972	781,766
Accrued income taxes	69,482	17,051
Short-term debt	410,374	74,041
Current portion of long-term debt	2,812	438,829
Total current liabilities	1,906,495	1,891,745
Long-term debt	4,095,159	4,089,755
Other long-term liabilities	639,896	683,434
Deferred income taxes	260,500	229,028
Total liabilities	6,902,050	6,893,962

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2021 and 2020	—	—
Common stock, shares issued: 160,939,248 at October 3, 2021 and December 31, 2020	160,939	160,939
Class B common stock, shares issued: 60,613,777 at October 3, 2021 and December 31, 2020	60,614	60,614
Additional paid-in capital	1,240,012	1,191,200
Retained earnings	2,565,538	1,928,673
Treasury—common stock shares, at cost: 15,564,962 at October 3, 2021 and 13,325,898 at December 31, 2020	(1,200,409)	(768,992)
Accumulated other comprehensive loss	(298,400)	(338,082)
Total—The Hershey Company stockholders’ equity	2,528,294	2,234,352
Noncontrolling interest in subsidiary	8,839	3,531
Total stockholders’ equity	2,537,133	2,237,883
Total liabilities and stockholders’ equity	$9,439,183	$9,131,845

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 4

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Operating Activities
Net income including noncontrolling interest	$1,143,028	$984,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231,953	217,689
Stock-based compensation expense	51,009	37,897
Deferred income taxes	762	7,237
Impairment of long-lived assets	—	9,143
Write-down of equity investments	28,734	29,257
Other	77,548	42,623
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(222,864)	(275,649)
Inventories	(38,864)	(151,919)
Prepaid expenses and other current assets	11,908	7,629
Accounts payable and accrued liabilities	76,446	132,265
Accrued income taxes	92,236	77,970
Contributions to pension and other benefit plans	(38,576)	(12,238)
Other assets and liabilities	(9,603)	(10,721)
Net cash provided by operating activities	1,403,717	1,095,266
Investing Activities
Capital additions (including software)	(347,450)	(292,051)
Equity investments in tax credit qualifying partnerships	(75,917)	(46,438)
Business acquisitions, net of cash and cash equivalents acquired	(419,501)	—
Other investing activities	3,129	(2,765)
Net cash used in investing activities	(839,739)	(341,254)
Financing Activities
Net increase in short-term debt	339,981	13,398
Long-term borrowings, net of debt issuance costs	—	989,876
Repayment of long-term debt and finance leases	(438,029)	(353,136)
Cash dividends paid	(505,194)	(478,018)
Repurchase of common stock	(457,946)	(211,196)
Exercise of stock options	23,362	19,111
Net cash used in financing activities	(1,037,826)	(19,965)
Effect of exchange rate changes on cash and cash equivalents	(6,057)	(10,737)
(Decrease) increase in cash and cash equivalents, including cash classified as held for sale	(479,905)	723,310
Less: Decrease (increase) in cash and cash equivalents classified as held for sale	11,434	(10,683)
Net (decrease) increase in cash and cash equivalents	(468,471)	712,627
Cash and cash equivalents, beginning of period	1,143,987	493,262
Cash and cash equivalents, end of period	$675,516	$1,205,889
Supplemental Disclosure
Interest paid	$92,397	$103,009
Income taxes paid	199,735	165,214

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 5

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Three Months Ended October 3, 2021 and September 27, 2020
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, July 4, 2021	$—	$160,939	$60,614	$1,218,708	$2,301,805	$(1,180,881)	$(296,136)	$8,844	$2,273,893
Net income					444,927			—	444,927
Other comprehensive loss							(2,264)	(5)	(2,269)
Dividends (including dividend equivalents):
Common Stock, $0.901 per share					(131,551)				(131,551)
Class B Common Stock, $0.819 per share					(49,643)				(49,643)
Stock-based compensation				18,903					18,903
Exercise of stock options and incentive-based transactions				2,401		4,072			6,473
Repurchase of common stock						(23,600)			(23,600)
Balance, October 3, 2021	$—	$160,939	$60,614	$1,240,012	$2,565,538	$(1,200,409)	$(298,400)	$8,839	$2,537,133

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, June 28, 2020	$—	$160,939	$60,614	$1,161,878	$1,516,543	$(779,176)	$(367,193)	$2,484	$1,756,089
Net income (loss)					447,283			(25)	447,258
Other comprehensive income							14,886	500	15,386
Dividends (including dividend equivalents):
Common Stock, $0.804 per share					(119,332)				(119,332)
Class B Common Stock, $0.731 per share					(44,308)				(44,308)
Stock-based compensation				12,153					12,153
Exercise of stock options and incentive-based transactions				(4,448)		6,015			1,567
Balance, September 27, 2020	$—	$160,939	$60,614	$1,169,583	$1,800,186	$(773,161)	$(352,307)	$2,959	$2,068,813

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 6

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Nine Months Ended October 3, 2021 and September 27, 2020
(in thousands)
(unaudited)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2020	$—	$160,939	$60,614	$1,191,200	$1,928,673	$(768,992)	$(338,082)	$3,531	$2,237,883
Net income					1,141,956			1,072	1,143,028
Other comprehensive income							39,682	5,249	44,931
Dividends (including dividend equivalents):
Common Stock, $2.509 per share					(366,831)				(366,831)
Class B Common Stock, $2.281 per share					(138,260)				(138,260)
Stock-based compensation				51,979					51,979
Exercise of stock options and incentive-based transactions				(3,167)		26,529			23,362
Repurchase of common stock						(457,946)			(457,946)
Divestiture of noncontrolling interest								(1,013)	(1,013)
Balance, October 3, 2021	$—	$160,939	$60,614	$1,240,012	$2,565,538	$(1,200,409)	$(298,400)	$8,839	$2,537,133

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, December 31, 2019	$—	$160,939	$60,614	$1,142,210	$1,290,461	$(591,036)	$(323,966)	$5,772	$1,744,994
Net income (loss)					987,321			(3,238)	984,083
Other comprehensive (loss) income							(28,341)	425	(27,916)
Dividends (including dividend equivalents):
Common Stock, $2.350 per share					(348,186)				(348,186)
Class B Common Stock, $2.135 per share					(129,410)				(129,410)
Stock-based compensation				37,333					37,333
Exercise of stock options and incentive-based transactions				(9,960)		29,071			19,111
Repurchase of common stock						(211,196)			(211,196)
Balance, September 27, 2020	$—	$160,939	$60,614	$1,169,583	$1,800,186	$(773,161)	$(352,307)	$2,959	$2,068,813

See Notes to Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 7

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements provided in this report include the accounts of The Hershey Company (the “Company,” “Hershey,” “we” or “us”) and our majority-owned subsidiaries and entities in which we have a controlling financial interest after the elimination of intercompany accounts and transactions. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity’s economic performance. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method. Both equity and cost method investments are included as Other non-current assets in the Consolidated Balance Sheets.
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
Operating results for the quarter ended October 3, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021 because of seasonal effects on our business. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2020 (our “2020 Annual Report on Form 10-K”), which provides a more complete understanding of our accounting policies, financial position, operating results and other matters.
COVID-19
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. Since the onset of COVID-19, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. However, during the third quarter of 2021, continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the United States, including inflation on many consumer products, labor shortages and demand outpacing supply. We are working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, including broad-based supply chain disruptions, COVID-19 variants or resurgences, as well as the economic recovery and actions taken in response by local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of these potential and evolving impacts to our business and consolidated financial statements.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 8

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
2. BUSINESS ACQUISITION AND DIVESTITURES
2021 Activity
Lily's Sweets, LLC
On June 25, 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily’s products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. The initial cash consideration paid for Lily’s totaled $422,210 and the Company may be required to pay additional cash consideration if certain defined targets related to net sales and gross margin are exceeded during the period from the closing date through December 31, 2021. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a liability of $5,000 and was determined using a scenario-based analysis on forecasted future results. Acquisition-related costs for the Lily’s acquisition were immaterial.

The acquisition has been accounted for as a business combination and, accordingly, Lily’s has been included within the North America segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

	Initial Allocation (1)	Adjustments	Updated Allocation
Goodwill	$174,516	$1,310	$175,826
Other intangible assets	235,800	—	235,800
Other assets acquired, primarily current assets	30,383	2,709	33,092
Other liabilities assumed, primarily current liabilities	(9,620)	—	(9,620)
Deferred income taxes	(7,888)	—	(7,888)
Net assets acquired	$423,191	$4,019	$427,210
(1)As reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 4, 2021.

The purchase price allocation presented above is preliminary. The measurement period adjustments to the initial allocation are based on more detailed information obtained about the specific assets acquired. We continue to refine our purchase price allocation, including goodwill, and expect to finalize by the end of 2021.

Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The majority of goodwill derived from this acquisition is expected to be deductible

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 9

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Lily’s products.

Other intangible assets include trademarks valued at $151,600 and customer relationships valued at $84,200. Trademarks were assigned an estimated useful life of 33 years and customer relationships were assigned estimated useful lives ranging from 17 to 18 years.
Lotte Shanghai Foods Co., Ltd.
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. (“LSFC”), which was previously included within the International and Other segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial and were recorded in the selling, marketing and administrative (“SM&A”) expense caption within the Consolidated Statements of Income.
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
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the nine months ended October 3, 2021 are as follows:

	North America	International and Other	Total
Balance at December 31, 2020	$1,970,445	$17,770	$1,988,215
Acquired during the period (see Note 2)	174,516	—	174,516
Measurement period adjustments (see Note 2)	1,310	—	1,310
Foreign currency translation	937	(398)	539
Balance at October 3, 2021	$2,147,208	$17,372	$2,164,580

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

	October 3, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,363,112	$(131,674)	$1,211,086	$(104,939)
Customer-related	288,582	(60,325)	204,101	(49,616)
Patents	8,626	(8,626)	8,556	(8,542)
Total	1,660,320	(200,625)	1,423,743	(163,097)

Intangible assets not subject to amortization:
Trademarks	34,411		34,568
Total other intangible assets	$1,494,106		$1,295,214
Total amortization expense for the three months ended October 3, 2021 and September 27, 2020 was $13,936 and $11,618, respectively. Total amortization expense for the nine months ended October 3, 2021 and September 27, 2020 was $37,192 and $34,838, respectively.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 10

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
The credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. As of October 3, 2021, we were in compliance with all covenants pertaining to the credit agreement, and we had no significant compensating balance agreements that legally restricted these funds. For more information, refer to the Consolidated Financial Statements included in our 2020 Annual Report on Form 10-K.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	October 3, 2021	December 31, 2020
Short-term foreign bank borrowings against lines of credit	$65,398	$74,041
U.S. commercial paper	344,976	—
Total short-term debt	$410,374	$74,041
Weighted average interest rate on outstanding commercial paper	0.1%	N/A

Long-term Debt
Long-term debt consisted of the following:

Debt Type and Rate	Maturity Date	October 3, 2021	December 31, 2020
8.800% Debentures (1)	February 15, 2021	$—	$84,715
3.100% Notes (2)	May 15, 2021	—	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		78,246	80,755
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(23,914)	(30,525)
Total long-term debt		4,097,971	4,528,584
Less—current portion		2,812	438,829
Long-term portion		$4,095,159	$4,089,755
(1)In February 2021, we repaid $84,715 of 8.800% Debentures due upon their maturity.
(2)In May 2021, we repaid $350,000 of 3.100% Notes due upon their maturity.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 11

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Expense
Net interest expense consists of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Interest expense	$33,066	$39,720	$106,597	$119,496
Capitalized interest	(2,380)	(1,664)	(7,181)	(4,745)
Interest expense	30,686	38,056	99,416	114,751
Interest income	(532)	(798)	(1,761)	(3,159)
Interest expense, net	$30,154	$37,258	$97,655	$111,592

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

Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $383,928 as of October 3, 2021 and $279,843 as of December 31, 2020.
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

Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $98,949 at October 3, 2021 and $130,131 at December 31, 2020. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,747 at October 3, 2021 and $2,519 at December 31, 2020. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 12

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of October 3, 2021 and December 31, 2020, we had no open interest rate swap derivative instruments in a fair value hedging relationship.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at October 3, 2021 and December 31, 2020 was $24,866 and $30,194, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of October 3, 2021 and December 31, 2020:

	October 3, 2021		December 31, 2020
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$1,084	$1,292	$2,388	$5,522

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	1,924	1,743	3,299	1,648
Deferred compensation derivatives	82	—	3,630	—
Foreign exchange contracts	565	—	176	93
	2,571	1,743	7,105	1,741
Total	$3,655	$3,035	$9,493	$7,263

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of October 3, 2021, amounts reflected on a net basis in assets were assets of $63,132 and liabilities of $62,977, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2020 were assets of $32,674 and liabilities of $29,376. At October 3, 2021 and December 31, 2020, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 13

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the three months ended October 3, 2021 and September 27, 2020 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from accumulated OCI (“AOCI”) into income (b)
	2021	2020	2021	2020	2021	2020
Commodities futures and options	$33,643	$74,279	$—	$—	$—	$—
Foreign exchange contracts	1	1,404	5,779	(807)	(2,030)	3
Interest rate swap agreements	—	—	—	—	(2,679)	(2,344)
Deferred compensation derivatives	82	2,437	—	—	—	—
Total	$33,726	$78,120	$5,779	$(807)	$(4,709)	$(2,341)
The effect of derivative instruments on the Consolidated Statements of Income for the nine months ended October 3, 2021 and September 27, 2020 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in OCI		Gains (losses) reclassified from AOCI into income (b)
	2021	2020	2021	2020	2021	2020
Commodities futures and options	$64,199	$(189)	$—	$—	$—	$—
Foreign exchange contracts	574	(2,472)	(2,200)	5,249	(5,174)	1,393
Interest rate swap agreements	—	—	—	—	(8,353)	(7,031)
Deferred compensation derivatives	3,592	1,304	—	—	—	—
Total	$68,365	$(1,357)	$(2,200)	$5,249	$(13,527)	$(5,638)

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
The amount of pre-tax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $11,529 as of October 3, 2021. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
For the three and nine months ended October 3, 2021, we had no interest rate swap derivative instruments in a fair value hedging relationship. For the three and nine months ended September 27, 2020, we recognized a net pre-tax benefit to interest expense of $1,389 and $2,148, respectively, relating to our fixed-to-floating interest swap arrangements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 14

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
Level 3 – Based on unobservable inputs that reflect the entity’s own assumptions about the assumptions that a market participant would use in pricing the asset or liability.

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of October 3, 2021 and December 31, 2020:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
October 3, 2021:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$1,649	$—	$1,649
Deferred compensation derivatives (2)	—	82	—	82
Commodities futures and options (3)	1,924	—	—	1,924
Liabilities:
Foreign exchange contracts (1)	—	1,292	—	1,292
Commodities futures and options (3)	1,743	—	—	1,743
December 31, 2020:
Assets:
Foreign exchange contracts (1)	$—	$2,564	$—	$2,564
Deferred compensation derivatives (2)	—	3,630	—	3,630
Commodities futures and options (3)	3,299	—	—	3,299
Liabilities:
Foreign exchange contracts (1)	—	5,615	—	5,615
Commodities futures and options (3)	1,648	—	—	1,648
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
(2)The fair value of deferred compensation derivatives is based on quoted prices for market interest rates and a broad market equity index.
(3)The fair value of commodities futures and options contracts is based on quoted market prices.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 15

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of October 3, 2021 and December 31, 2020 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issues and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
	October 3, 2021	December 31, 2020	October 3, 2021	December 31, 2020
Current portion of long-term debt	$2,812	$443,215	$2,812	$438,829
Long-term debt	4,310,889	4,479,499	4,095,159	4,089,755
Total	$4,313,701	$4,922,714	$4,097,971	$4,528,584

Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
In connection with the acquisition of Lily’s in the second quarter of 2021, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis, relief-from-royalty and a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
During the nine months ended October 3, 2021, we recorded no impairment charges. During the nine months ended September 27, 2020, we recorded the following impairment charges, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy:

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
Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are based on the estimated present value of lease payments over the lease term and are recognized at the lease commencement date.
As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate in determining the present value of lease payments. The estimated incremental borrowing rate is derived from information available at the lease commencement date.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 16

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
The components of lease expense for the three months ended October 3, 2021 and September 27, 2020 were as follows:

		Three Months Ended
Lease expense	Classification	October 3, 2021	September 27, 2020
Operating lease cost	Cost of sales or SM&A (1)	$10,764	$11,485
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	1,971	1,959
Interest on lease liabilities	Interest expense, net	1,100	1,106
Net lease cost (2)		$13,835	$14,550
The components of lease expense for the nine months ended October 3, 2021 and September 27, 2020 were as follows:

		Nine Months Ended
Lease expense	Classification	October 3, 2021	September 27, 2020
Operating lease cost	Cost of sales or SM&A (1)	$33,318	$32,702
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	6,032	5,938
Interest on lease liabilities	Interest expense, net	3,321	3,340
Net lease cost (2)		$42,671	$41,980
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	October 3, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	13.0	12.5
Finance leases	30.6	30.1

Weighted-average discount rate
Operating leases	3.7%	3.8%
Finance leases	5.9%	5.9%

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 17

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental balance sheet information related to leases were as follows:

Leases	Classification	October 3, 2021	December 31, 2020
Assets
Operating lease ROU assets	Other non-current assets	$196,746	$224,268

Finance lease ROU assets, at cost	Property, plant and equipment, gross	98,967	101,426
Accumulated amortization	Accumulated depreciation	(18,097)	(13,361)
Finance lease ROU assets, net	Property, plant and equipment, net	80,870	88,065

Total leased assets		$277,616	$312,333

Liabilities
Current
Operating	Accrued liabilities	$25,156	$36,578
Finance	Current portion of long-term debt	3,533	4,868
Non-current
Operating	Other long-term liabilities	166,827	181,871
Finance	Long-term debt	74,713	75,887
Total lease liabilities		$270,229	$299,204

The maturity of our lease liabilities as of October 3, 2021 were as follows:

	Operating leases	Finance leases	Total
2021 (rest of year)	$9,959	$2,165	$12,124
2022	28,404	7,352	35,756
2023	20,759	5,255	26,014
2024	15,737	4,687	20,424
2025	14,210	4,720	18,930
Thereafter	160,556	161,336	321,892
Total lease payments	249,625	185,515	435,140
Less: Imputed interest	57,642	107,269	164,911
Total lease liabilities	$191,983	$78,246	$270,229

As of October 3, 2021, the Company had entered into an additional lease as a lessee, primarily for real estate. This lease has not yet commenced and will result in ROU assets and corresponding lease liabilities of approximately $22,000. This lease is expected to commence during the fourth quarter of 2021, with a lease term of approximately 8 years.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 18

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Supplemental cash flow and other information related to leases were as follows:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32,243	$32,010
Operating cash flows from finance leases	3,321	3,341
Financing cash flows from finance leases	3,313	3,136

ROU assets obtained in exchange for lease liabilities:
Operating leases	$7,013	$36,629
Finance leases	436	2,076
8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES
We invest in partnerships that make equity investments in projects eligible to receive federal historic and renewable energy tax credits. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

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

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $77,865 and $52,351 as of October 3, 2021 and December 31, 2020, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Cost of sales	$213	$—	$5,250	$—
Selling, marketing and administrative expense	2,819	—	5,795	2,645
Business realignment costs (benefits)	365	—	2,748	(475)
Costs associated with business realignment activities	$3,397	$—	$13,793	$2,170

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 19

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Costs recorded by program during the nine months ended October 3, 2021 and September 27, 2020 related to these activities were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
International Optimization Program:
Severance	$377	$—	$3,199	$—
Other program costs	3,020	—	10,594	—
Margin for Growth Program:
Severance	—	—	—	(653)
Other program costs	—	—	—	2,823
Total	$3,397	$—	$13,793	$2,170
The following table presents the liability activity for costs qualifying as exit and disposal costs for the nine months ended October 3, 2021:

Total
Liability balance at December 31, 2020 (1)	$12,748
2021 business realignment charges (2)	6,828
Cash payments	(18,767)
Liability balance at October 3, 2021 (1)	$809
(1)The liability balances reflected above are reported within accrued liabilities and other long-term liabilities.
(2)The costs reflected in the liability roll-forward represent employee-related and certain third-party service provider charges.
2020 International Optimization Program
In the fourth quarter of 2020, we commenced a program (“International Optimization Program”) to streamline resources and investments in select international markets, including the optimization of our China operating model that will improve our operational efficiency and provide for a strong, sustainable and simplified base going forward.
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
For the three and nine months ended October 3, 2021, we recognized total costs associated with the International Optimization Program of $3,397 and $13,793, respectively. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $43,136.
Margin for Growth Program
In the first quarter of 2017, the Company’s Board of Directors (“Board”) unanimously approved several initiatives under a single program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. This project was completed in mid-2020.
We recognized total costs of $2,170 associated with the Margin for Growth Program for the six months ended June 28, 2020, at which time the program ended. These charges included employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing our global supply chain. In addition,

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 20

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
10. INCOME TAXES
The majority of our taxable income is generated in the United States and taxed at the United States statutory rate of 21%. The effective tax rates for the nine months ended October 3, 2021 and September 27, 2020 were 21.4% and 20.1%, respectively. Relative to the statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits and the utilization (during the third quarter of 2021) of previously generated capital losses.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties. We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $12,619 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
American Rescue Plan Act
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA strengthens and extends certain federal programs enacted through the Coronavirus Aid, Relief, and Economic Security Act and other COVID-19 relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on our consolidated financial statements for the nine months ended October 3, 2021.
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the nine months ended October 3, 2021 and September 27, 2020.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 21

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

11. PENSION AND OTHER POST-RETIREMENT BENEFIT PLANS
Net Periodic Benefit Cost
The components of net periodic benefit cost for the three months ended October 3, 2021 and September 27, 2020 were as follows:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Service cost	$5,256	$5,431	$45	$39
Interest cost	4,785	6,125	964	1,508
Expected return on plan assets	(12,249)	(13,243)	—	—
Amortization of prior service (credit) cost	(1,536)	(1,823)	—	75
Amortization of net loss (gain)	4,585	7,026	—	(10)
Settlement loss	5,408	1,282	—	—
Total net periodic benefit cost	$6,249	$4,798	$1,009	$1,612
We made contributions of $25,711 and $3,527 to the pension plans and other benefits plans, respectively, during the third quarter of 2021. In the third quarter of 2020, we made contributions of $748 and $3,157 to our pension plans and other benefit plans, respectively. The contributions in 2021 and 2020 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The components of net periodic benefit cost for the nine months ended October 3, 2021 and September 27, 2020 were as follows:

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Service cost	$16,178	$16,274	$135	$119
Interest cost	13,511	20,081	2,893	4,520
Expected return on plan assets	(36,861)	(39,553)	—	—
Amortization of prior service (credit) cost	(4,607)	(5,474)	—	225
Amortization of net loss (gain)	16,005	20,190	—	(29)
Settlement loss	12,848	4,935	—	—
Total net periodic benefit cost	$17,074	$16,453	$3,028	$4,835
We made contributions of $26,894 and $11,682 to the pension plans and other benefits plans, respectively, during the first nine months of 2021. In the first nine months of 2020, we made contributions of $1,753 and $10,485 to our pension plans and other benefit plans, respectively. The contributions in 2021 and 2020 also included benefit payments from our non-qualified pension plans and post-retirement benefit plans.

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 18).

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 22

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

During the first nine months of 2021, we recognized pension settlement charges in our hourly retirement plan and salaried retirement plan due to lump sum withdrawals by employees retiring or leaving the Company. The non-cash settlement charges, which represent the acceleration of a portion of the respective plan’s accumulated unrecognized actuarial loss, were triggered when the cumulative lump sum distributions exceeded the plan’s anticipated annual service and interest costs. In connection with the third quarter 2021 settlements, the related plan assets and liabilities were remeasured using a discount rate as of the remeasurement date that was 39 basis points higher than the rate as of December 31, 2020 and an expected rate of return on plan assets of 4.8%.
12. STOCK COMPENSATION PLANS
Share-based grants for compensation and incentive purposes are made pursuant to the Equity and Incentive Compensation Plan (“EICP”). The EICP provides for grants of one or more of the following stock-based compensation awards to employees, non-employee directors and certain service providers upon whom the successful conduct of our business is dependent:
•Non-qualified stock options (“stock options”);
•Performance stock units (“PSUs”) and performance stock;
•Stock appreciation rights;
•Restricted stock units (“RSUs”) and restricted stock; and
•Other stock-based awards.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Pre-tax compensation expense	$18,527	$12,407	$51,009	$37,897
Related income tax benefit	2,791	2,723	10,814	7,617
Compensation expenses for stock compensation plans are primarily included in selling, marketing and administrative expense. As of October 3, 2021, total stock-based compensation expense related to non-vested awards not yet recognized was $93,180 and the weighted-average period over which this amount is expected to be recognized was approximately 2.1 years.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 23

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

A summary of activity relating to grants of stock options for the period ended October 3, 2021 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,839,811	$99.72	4.8 years
Granted	32,155	$147.98
Exercised	(420,520)	$96.03
Forfeited	(3,009)	$102.58
Outstanding as of October 3, 2021	1,448,437	$101.85	4.5 years	$99,836
Options exercisable as of October 3, 2021	1,264,140	$100.37	4.2 years	$89,006

The weighted-average fair value of options granted was $24.12 and $21.31 per share for the periods ended October 3, 2021 and September 27, 2020, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Dividend yields	2.2%	2.1%
Expected volatility	21.8%	17.5%
Risk-free interest rates	1.0%	1.3%
Expected term in years	6.3	6.7
The total intrinsic value of options exercised was $28,416 and $27,394 for the periods ended October 3, 2021 and September 27, 2020, respectively.
Performance Stock Units and Restricted Stock Units
Under the EICP, we grant PSUs to select executives and other key employees. Vesting is contingent upon the achievement of certain performance objectives. We grant PSUs over three-year performance cycles. If we meet targets for financial measures at the end of the applicable three-year performance cycle, we award a resulting number of shares of our Common Stock to the participants. The number of shares may be increased to the maximum or reduced to the minimum threshold based on the results of these performance metrics in accordance with the terms established at the time of the award.
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSU grants during the nine months ended October 3, 2021 and September 27, 2020 can range from 0% to 250% of the targeted amounts.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 24

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

We recognize the compensation expenses associated with PSUs ratably over the three-year term. Compensation expenses are based on the grant date fair value because the grants can only be settled in shares of our Common Stock. The grant date fair value of PSUs is determined based on the Monte Carlo simulation model for the market-based total shareholder return component and the closing market price of the Company’s Common Stock on the date of grant for performance-based components.
During the nine months ended October 3, 2021 and September 27, 2020, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs to non-employee directors.
We recognize the compensation expenses associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expenses associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended October 3, 2021 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,053,332	$135.11
Granted	392,419	$153.97
Performance assumption change (1)	215,725	$147.96
Vested	(331,454)	$116.59
Forfeited	(44,899)	$148.39
Outstanding as of October 3, 2021	1,285,123	$146.64
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

	Nine Months Ended
	October 3, 2021	September 27, 2020
Units granted	392,419	340,526
Weighted-average fair value at date of grant	$153.97	$162.08
Monte Carlo simulation assumptions:
Estimated values	$66.44	$80.08
Dividend yields	2.2%	2.0%
Expected volatility	26.4%	17.3%

The fair value of shares vested totaled $50,361 and $52,181 for the periods ended October 3, 2021 and September 27, 2020, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 263,594 units as of October 3, 2021. Each unit is equivalent to one share of the Company’s Common Stock.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 25

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

13. SEGMENT INFORMATION
Our organizational structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Our business is primarily organized around geographic regions, which enables us to build processes for repeatable success in our global markets. As a result, we have defined our operating segments on a geographic basis, as this aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment. Our North America business, which generates approximately 90% of our consolidated revenue, is our only individually reportable segment. None of our other operating segments individually meet the quantitative thresholds to qualify as reportable segments; therefore, these operating segments are combined and disclosed below as International and Other.
•North America - This segment is responsible for our traditional chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines.
•International and Other - International and Other is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions. This segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain of the Company’s trademarks and products to third parties around the world.
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

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 26

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Our segment net sales and earnings were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales:
North America	$2,125,627	$2,014,152	$5,986,692	$5,442,760
International and Other	234,212	205,677	658,517	521,715
Total	$2,359,839	$2,219,829	$6,645,209	$5,964,475

Segment income:
North America	$666,089	$647,109	$1,893,554	$1,726,251
International and Other	38,699	24,477	114,722	36,512
Total segment income	704,788	671,586	2,008,276	1,762,763
Unallocated corporate expense (1)	145,028	131,934	434,070	363,384
Unallocated mark-to-market (gains) losses on commodity derivatives	(18,468)	(71,758)	(24,137)	10,483
Long-lived asset impairment charges (see Note 6)	—	—	—	9,143
Costs associated with business realignment activities (see Note 9)	3,397	—	13,793	2,170
Operating profit	574,831	611,410	1,584,550	1,377,583
Interest expense, net (see Note 4)	30,154	37,258	97,655	111,592
Other (income) expense, net (see Note 18)	23,004	11,644	32,612	34,394
Income before income taxes	$521,673	$562,508	$1,454,283	$1,231,597
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

Activity within the unallocated mark-to-market adjustment for commodity derivatives is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in income	$(33,643)	$(74,279)	$(64,199)	$189
Net gains on commodity derivative positions reclassified from unallocated to segment income	15,175	2,521	40,062	10,294
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative (gains) losses	$(18,468)	$(71,758)	$(24,137)	$10,483
As of October 3, 2021, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $86,675. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pre-tax gains on commodity derivatives of $57,391 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 27

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Depreciation and amortization expense included within segment income presented above is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
North America	$59,216	$56,518	$175,238	$164,599
International and Other	6,439	6,956	20,187	21,202
Corporate	12,368	11,691	36,528	31,888
Total	$78,023	$75,165	$231,953	$217,689

Additional information regarding our net sales disaggregated by geographical region is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales:
United States	$2,017,378	$1,914,316	$5,681,498	$5,185,858
All other countries	342,461	305,513	963,711	778,617
Total	$2,359,839	$2,219,829	$6,645,209	$5,964,475

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

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net sales:
Confectionery and confectionery-based portfolio	$2,190,223	$2,078,582	$6,183,741	$5,578,997
Snacks portfolio	169,616	141,247	461,468	385,478
Total	$2,359,839	$2,219,829	$6,645,209	$5,964,475

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 28

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

14. TREASURY STOCK ACTIVITY
A summary of our treasury stock activity is as follows:

	Nine Months Ended October 3, 2021
	Shares	Dollars
		In thousands
Shares repurchased in the open market under pre-approved share repurchase programs	871,144	$150,017
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	2,005,500	$307,929
Total share repurchases	2,876,644	457,946
Shares issued for stock options and incentive compensation	(637,580)	(26,529)
Net change	2,239,064	$431,417
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of October 3, 2021, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
15. NONCONTROLLING INTEREST
Noncontrolling Interest in Subsidiary
As discussed in Note 2, in January 2021 we completed the divestiture of LSFC, a joint venture originally established in 2007 in China for the purpose of manufacturing and selling product to the joint venture partners. Prior to the sale, we owned a 50% controlling interest in LSFC.
A roll-forward showing the 2021 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2020	$3,531
Net gain attributable to noncontrolling interest	1,072
Divestiture of noncontrolling interest	(1,013)
Other comprehensive income - foreign currency translation adjustments	5,249
Balance, October 3, 2021	$8,839
The remaining noncontrolling interest balance as of October 3, 2021 reflects the portion of sales proceeds attributable to the joint venture partner. The distribution of the sales proceeds will commence upon the completion of certain approvals and other conditions. We expect the distribution to be completed during 2021.
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

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 29

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

	Three Months Ended
	October 3, 2021		September 27, 2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$131,247	$49,643	$119,431	$44,308
Allocation of undistributed earnings	191,575	72,462	206,491	77,053
Total earnings—basic	$322,822	$122,105	$325,922	$121,361

Denominator (shares in thousands):
Total weighted-average shares—basic	145,665	60,614	147,688	60,614

Earnings Per Share—basic	$2.22	$2.01	$2.21	$2.00

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$322,822	$122,105	$325,922	$121,361
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	122,105	—	121,361	—
Reallocation of undistributed earnings	—	(369)	—	(317)
Total earnings—diluted	$444,927	$121,736	$447,283	$121,044

Denominator (shares in thousands):
Number of shares used in basic computation	145,665	60,614	147,688	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	625	—	557	—
Performance and restricted stock units	522	—	281	—
Total weighted-average shares—diluted	207,426	60,614	209,140	60,614

Earnings Per Share—diluted	$2.14	$2.01	$2.14	$2.00
There were no antidilutive stock options for the three months ended October 3, 2021. The earnings per share calculations for the three months ended September 27, 2020 excluded 15,000 stock options that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 30

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

	Nine Months Ended
	October 3, 2021		September 27, 2020
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$366,934	$138,260	$348,608	$129,410
Allocation of undistributed earnings	462,505	174,257	371,084	138,219
Total earnings—basic	$829,439	$312,517	$719,692	$267,629

Denominator (shares in thousands):
Total weighted-average shares—basic	146,259	60,614	147,845	60,614

Earnings Per Share—basic	$5.67	$5.16	$4.87	$4.42

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$829,439	$312,517	$719,692	$267,629
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	312,517	—	267,629	—
Reallocation of undistributed earnings	—	(847)	—	(654)
Total earnings—diluted	$1,141,956	$311,670	$987,321	$266,975

Denominator (shares in thousands):
Number of shares used in basic computation	146,259	60,614	147,845	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—
Employee stock options	613	—	599	—
Performance and restricted stock units	371	—	366	—
Total weighted-average shares—diluted	207,857	60,614	209,424	60,614

Earnings Per Share—diluted	$5.49	$5.14	$4.71	$4.40
The earnings per share calculations for the nine months ended October 3, 2021 and September 27, 2020 excluded 43,000 and 15,000 stock options, respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 31

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

18. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$20,963	$10,707	$28,734	$29,257
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	1,952	940	3,772	4,895
Other (income) expense, net	89	(3)	106	242
Total	$23,004	$11,644	$32,612	$34,394

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 32

THE HERSHEY COMPANY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

19. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

	October 3, 2021	December 31, 2020
Inventories:
Raw materials	$403,374	$388,600
Goods in process	131,523	104,841
Finished goods	662,073	645,664
Inventories at First In First Out	1,196,970	1,139,105
Adjustment to Last In First Out	(170,429)	(174,898)
Total inventories	$1,026,541	$964,207

Prepaid expenses and other:
Prepaid expenses	$68,242	$95,669
Other current assets	130,418	158,809
Total prepaid expenses and other	$198,660	$254,478

Property, plant and equipment:
Land	$148,283	$131,513
Buildings	1,466,156	1,387,106
Machinery and equipment	3,267,233	3,169,754
Construction in progress	254,879	276,514
Property, plant and equipment, gross	5,136,551	4,964,887
Accumulated depreciation	(2,766,358)	(2,679,632)
Property, plant and equipment, net	$2,370,193	$2,285,255

Other non-current assets:
Capitalized software, net	$232,367	$187,673
Operating lease ROU assets	196,746	224,268
Investments in unconsolidated affiliates	77,865	52,351
Other non-current assets	121,708	91,595
Total other non-current assets	$628,686	$555,887

Accrued liabilities:
Payroll, compensation and benefits	$237,934	$237,342
Advertising, promotion and product allowances	323,903	309,537
Operating lease liabilities	25,156	36,578
Other	164,979	198,309
Total accrued liabilities	$751,972	$781,766

Other long-term liabilities:
Post-retirement benefits liabilities	$214,954	$223,507
Pension benefits liabilities	46,183	70,727
Operating lease liabilities	166,827	181,871
Other	211,932	207,329
Total other long-term liabilities	$639,896	$683,434

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(95,941)	$(98,525)
Pension and post-retirement benefit plans, net of tax	(165,621)	(194,205)
Cash flow hedges, net of tax	(36,838)	(45,352)
Total accumulated other comprehensive loss	$(298,400)	$(338,082)

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 33

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis (“MD&A”) is intended to provide an understanding of Hershey’s financial condition, results of operations and cash flows by focusing on changes in certain key measures from year to year. The MD&A should be read in conjunction with our Unaudited Consolidated Financial Statements and accompanying notes. This discussion contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Refer to the Safe Harbor Statement below as well as the Risk Factors and other information contained in our 2020 Annual Report on Form 10-K for information concerning the key risks to achieving future performance goals.
The MD&A is organized in the following sections:
•Overview
•Trends Affecting Our Business
•Consolidated Results of Operations
•Segment Results
•Liquidity and Capital Resources
•Safe Harbor Statement
OVERVIEW
Hershey is a global confectionery leader known for bringing goodness to the world through chocolate, sweets, mints, gum and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States (“U.S.”) and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 90 brand names in approximately 85 countries worldwide.
We report our operations through two segments: North America and International and Other. The majority of our products are confectionery or confectionery-based and include chocolate and non-chocolate confectionery products, gum and mint refreshment products, spreads, snack bites and mixes, as well as pantry items such as baking ingredients, toppings and sundae syrups. The confectionery and confectionery-based portfolio is predominantly sold under the renowned brands of Hershey’s, Reese’s and Kisses, as well as Kit Kat®, Jolly Rancher, Ice Breakers, Twizzlers, Heath, Payday, Cadbury and a variety of other popular brands. Our snacks portfolio includes ready-to-eat popcorn, baked and trans fat free snacks, protein bars and other better-for-you snacks. The snacks portfolio is predominantly sold under the brands of SkinnyPop, Pirate's Booty, ONE Bar, and Paqui.
2021 Acquisition and Divestiture
In June 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily's products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. Lily’s is expected to generate annualized net sales over $100 million.
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. (“LSFC”), which was previously included within the International and Other segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial.
2020 Divestitures
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. (“Krave”) and the Scharffen Berger and Dagoba brands, all of which were previously included within the North America segment results in our consolidated financial statements. Total proceeds from the divestitures and the impact on our consolidated financial statements, both individually and on an aggregate basis, were immaterial.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 34

TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

Local, state and national governments continue to emphasize the importance of food supply during this pandemic and have asked that food manufacturers and retailers remain open to meet the needs of our communities. Employee safety is our first priority, and as a result, we put preparedness plans in place at our manufacturing facilities. Our manufacturing facilities are currently open; however, we have adjusted shift schedules, enforced social distancing, increased sanitation and adjusted time and attendance policies for worker absenteeism. Our sales teams continue to support community food supplies, while adhering to social distancing guidelines, implementing flexible hours, reducing person-to-person interaction and increasing safety measures. At the onset of the pandemic, the Company temporarily closed all Hershey’s Chocolate World stores in the U.S. (3 locations), Niagara Falls (Ontario) and Singapore; however, since July 2020, all locations have been re-opened on a limited capacity basis with increased safety measures and enforced social distancing.

In June 2020 we commenced a phased-in approach to reopen our corporate headquarters in Hershey, Pennsylvania and other select offices with increased safety protocols. We have successfully onboarded several teams; however, occupancy levels remain low as we continue to monitor the latest COVID-19 related public health and government guidance. As a result, a majority of our office-based employees continue to work remotely where possible. We have crisis management teams in place to monitor the continually evolving situation and recommending risk mitigation actions as deemed necessary. Since the onset of COVID-19, there has been minimal disruption to our supply chain network. However, during the third quarter of 2021, continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S., including inflation on many consumer products, labor shortages and demand outpacing supply. As a result, we experienced corresponding incremental costs and gross margin pressures during the three months ended October 3, 2021 (see Results of Operations included in this MD&A). We are working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

During 2021, many state governments began easing COVID-19 restrictions, resulting in increased travel during the summer season, full capacity at major sporting and entertainment events, increased occupancy limits for indoor gatherings and the removal of face covering requirements (subject to certain exceptions). This led to a temporary resurgence of COVID-19 cases during the summer months but has declined in recent weeks as the availability of vaccinations (including vaccine boosters) continues to increase around the world, albeit with slower than anticipated rollouts and challenges within certain countries. We experienced an increase in our net sales during the three and nine months ended October 3, 2021, which was primarily driven by strong everyday performance on our core U.S. confection brands and solid growth in our snacks portfolio and select international markets (see Segment Results included in this MD&A). Despite higher net sales, our net income during the three months ended October 3, 2021 decreased slightly due to the aforementioned supply chain disruptions and gross margin pressures.

As of October 3, 2021, we believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the ongoing COVID-19 pandemic. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of COVID-19, including broad-based supply chain disruptions, new trends in outbreaks and hotspots, the spread of COVID-19 variants, resurgences and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior and may experience increasing supply chain costs and higher inflation. We will continue to evaluate the nature and extent of these potential and evolving impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 35

CONSOLIDATED RESULTS OF OPERATIONS

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	Percent Change	October 3, 2021	September 27, 2020	Percent Change
In millions of dollars except per share amounts
Net sales	$2,359.8	$2,219.8	6.3%	$6,645.2	$5,964.5	11.4%
Cost of sales	1,298.5	1,139.8	13.9%	3,609.5	3,225.3	11.9%
Gross profit	1,061.3	1,080.0	(1.7)%	3,035.7	2,739.2	10.8%
Gross margin	45.0%	48.7%		45.7%	45.9%
Selling, marketing & administrative (“SM&A”) expenses	486.1	468.6	3.7%	1,448.4	1,353.0	7.1%
SM&A expense as a percent of net sales	20.6%	21.1%		21.8%	22.7%
Long-lived asset impairment charges	—	—	NM	—	9.1	NM
Business realignment costs (benefits)	0.4	—	NM	2.7	(0.5)	(678.5)%
Operating profit	574.8	611.4	(6.0)%	1,584.6	1,377.6	15.0%
Operating profit margin	24.4%	27.5%		23.8%	23.1%
Interest expense, net	30.2	37.3	(19.1)%	97.7	111.6	(12.5)%
Other (income) expense, net	23.0	11.6	97.6%	32.6	34.4	(5.2)%
Provision for income taxes	76.7	115.2	(33.4)%	311.3	247.5	25.8%
Effective income tax rate	14.7%	20.5%		21.4%	20.1%
Net income including noncontrolling interest	444.9	447.3	(0.5)%	1,143.0	984.1	16.2%
Less: Net gain (loss) attributable to noncontrolling interest	—	—	NM	1.1	(3.2)	(133.1)%
Net income attributable to The Hershey Company	$444.9	$447.3	(0.5)%	$1,141.9	$987.3	15.7%
Net income per share—diluted	$2.14	$2.14	—%	$5.49	$4.71	16.6%

NOTE: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Results of Operations - Third Quarter 2021 vs. Third Quarter 2020
Net Sales
Net sales increased 6.3% in the third quarter of 2021 compared to the same period of 2020, reflecting a favorable price realization of 3.1% due to higher prices on certain products, a 1.4% increase from the 2021 acquisition of Lily’s, a volume increase of 1.3% due to an increase in our snacks portfolio, as well as, a favorable impact from foreign currency exchange rates of 0.5%.
Key U.S. Marketplace Metrics
For the third quarter of 2021, our total U.S. retail takeaway increased 8.9% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 8.0% and experienced a CMG market share loss of approximately 95 basis points.
The CMG consumer takeaway and market share information reflects measured channels of distribution accounting for approximately 90% of our U.S. confectionery retail business. These channels of distribution primarily include food, drug, mass merchandisers, and convenience store channels, plus Wal-Mart Stores, Inc., partial dollar, club and military channels. These metrics are based on measured market scanned purchases as reported by Information Resources, Incorporated (“IRI”), the Company’s market insights and analytics provider, and provide a means to assess our retail takeaway and market position relative to the overall category.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 36

Cost of Sales and Gross Margin
Cost of sales increased 13.9% in the third quarter of 2021 compared to the same period of 2020. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs, as well as, the incremental $40.6 million of unfavorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases. The increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 370 basis points in the third quarter of 2021 compared to the same period of 2020. The decrease was driven by higher freight and logistics costs and additional plant costs and the unfavorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were offset by favorable price realization and supply chain productivity.
SM&A Expenses
SM&A expenses increased $17.5 million or 3.7% in the third quarter of 2021 driven by increased corporate expenses. Total advertising and related consumer marketing expenses decreased 3.6% driven by lower advertising in the North America segment in response to sustained consumer demand and capacity constraints on select brands. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 8.1% in the third quarter of 2021 driven by higher compensation costs and investments in capabilities and technology.
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In the third quarter of 2021, we recorded business realignment costs of $0.4 million related to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. There were no business realignment costs in the third quarter of 2020. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit decreased 6.0% in the third quarter of 2021 compared to the same period of 2020 predominantly due to lower gross profit, as well as higher SM&A expenses, as noted above. Operating profit margin decreased to 24.4% in 2021 from 27.5% in 2020 driven by these same factors.
Interest Expense, Net
Net interest expense was $7.1 million lower in the third quarter of 2021 compared to the same period of 2020. The decrease was primarily due to lower long-term debt balances in 2021 versus 2020, specifically resulting from $785 million of long-term debt repayments with varying maturity dates during the last twelve months preceding October 3, 2021.
Other (Income) Expense, Net
Other (income) expense, net was $23.0 million in the third quarter of 2021 versus net expense of $11.6 million in the third quarter of 2020. The increase in net expense was primarily due to higher write-downs on equity investments qualifying for historic and renewable energy tax credits in 2021 versus 2020 and higher non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2021.
Income Taxes and Effective Tax Rate
The effective income tax rate was 14.7% for the third quarter of 2021 compared with 20.5% for the third quarter of 2020. Relative to the 21% statutory rate, the 2021 effective tax rate benefited from investment tax credits and the utilization (during the third quarter of 2021) of previously generated capital losses, partially offset by state taxes. Relative to the 21% statutory rate, the 2020 effective tax rate benefited from favorable foreign rate differential and investment tax credits, partially offset by state taxes.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 37

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income decreased $2.4 million, or 0.5%, while EPS-diluted had no change, in the third quarter of 2021 compared to the same period of 2020. The decrease in net income was driven primarily by lower gross profit, as well as higher SM&A expenses and other expenses, partially offset by lower income taxes, as noted above. Our 2021 EPS-diluted benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
Results of Operations - First Nine Months 2021 vs. First Nine Months 2020
Net Sales
Net sales increased 11.4% in the first nine months of 2021 compared to the same period of 2020, reflecting a volume increase of 8.5% due to an increase in everyday core U.S. confection brands and our snacks portfolio, a favorable price realization of 2.0% due to higher prices on certain products, a 0.5% increase from net acquisitions and divestitures (predominantly driven by the 2021 acquisition of Lily’s, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands), as well as, a favorable impact from foreign currency exchange rates of 0.4%.
Cost of Sales and Gross Margin
Cost of sales increased 11.9% in the first nine months of 2021 compared to the same period of 2020. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by the incremental $64.4 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases; however, our mark-to-market activity was significantly impacted by financial market volatility during March 2020 amid COVID-19 fears. Additionally, the increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 20 basis points in the first nine months of 2021 compared to the same period of 2020. The decrease was driven by higher freight and logistics costs and additional plant costs. These factors were partially offset by favorable price realization, supply chain productivity and the favorable year-over-year mark-to-market impact from commodity derivative instruments.
SM&A Expenses
SM&A expenses increased $95.5 million or 7.1% in the first nine months of 2021. Total advertising and related consumer marketing expenses increased 2.5% driven by increased investment in core brands and incremental sponsorships in North America. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 9.6% in the first nine months of 2021 driven by higher compensation costs and investments in capabilities and technology.
Long-Lived Asset Impairment Charges
We had no impairment charges during the first nine months of 2021. During the first nine months of 2020, we recorded long-lived asset impairment charges of $9.1 million, predominantly comprising of impairment charges to adjust long-lived asset values of our LSFC disposal group which was previously classified as held for sale. Additionally, in connection with a previous sale, the Company wrote-down certain receivables deemed uncollectible.
Business Realignment Activities
During the first nine months of 2021, we recorded business realignment costs of $2.7 million related to the International Optimization Program. During the first nine months of 2020, we recorded business realignment benefits of $0.5 million related to the Margin for Growth Program. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Unaudited Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
Operating profit increased 15.0% in the first nine months of 2021 compared to the same period of 2020 predominantly due to higher gross profit and lower impairment charges, partially offset by higher SM&A expenses, as noted above. Operating profit margin increased to 23.8% in 2021 from 23.1% in 2020 driven by these same factors.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 38

Interest Expense, Net
Net interest expense was $13.9 million lower in the first nine months of 2021 compared to the same period of 2020. The decrease was primarily due to lower long-term debt balances in 2021 versus 2020, specifically resulting from $785 million of long-term debt repayments with varying maturity dates during the last twelve months preceding October 3, 2021.
Other (Income) Expense, Net
Other (income) expense, net was $32.6 million in the first nine months of 2021 versus expense of $34.4 million in the first nine months of 2020. The decrease in net expense was primarily due to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2021 and lower write-downs on equity investments qualifying for historic and renewable energy tax credits in 2021 versus 2020.
Income Taxes and Effective Tax Rate
Our effective income tax rate was 21.4% for the first nine months of 2021 compared with 20.1% for the first nine months of 2020. Relative to the 21% statutory rate, the 2021 effective tax rate was impacted by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter as well as state taxes, partially offset by investment tax credits and the utilization (during the third quarter of 2021) of previously generated capital losses. Relative to the 21% statutory rate, the 2020 effective tax rate was favorably impacted by investment tax credits and the benefit of employee share-based payments, partially offset by state taxes.
Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
Net income increased $154.6 million, or 15.7%, while EPS-diluted increased $0.78, or 16.6%, in the first nine months of 2021 compared to the same period of 2020. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, as well as, lower interest expense and impairment charges, partially offset by higher SM&A expenses and higher income taxes. Our 2021 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 39

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

Our segment results, including a reconciliation to our consolidated results, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
In millions of dollars
Net Sales:
North America	$2,125.6	$2,014.1	$5,986.7	$5,442.8
International and Other	234.2	205.7	658.5	521.7
Total	$2,359.8	$2,219.8	$6,645.2	$5,964.5

Segment Income:
North America	$666.1	$647.1	$1,893.6	$1,726.3
International and Other	38.7	24.5	114.7	36.5
Total segment income	704.8	671.6	2,008.3	1,762.8
Unallocated corporate expense (1)	145.0	132.0	434.0	363.4
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(18.4)	(71.8)	(24.1)	10.5
Long-lived asset impairment charges	—	—	—	9.1
Costs associated with business realignment activities	3.4	—	13.8	2.2
Operating profit	574.8	611.4	1,584.6	1,377.6
Interest expense, net	30.1	37.3	97.7	111.6
Other (income) expense, net	23.0	11.6	32.6	34.4
Income before income taxes	$521.7	$562.5	$1,454.3	$1,231.6
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

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 40

North America
The North America segment is responsible for our chocolate and non-chocolate confectionery market position, as well as our grocery and growing snacks market positions, in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, pantry, food service and other snacking product lines. North America results, which accounted for 90.1% and 90.7% of our net sales for the three months ended October 3, 2021 and September 27, 2020, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	Percent Change	October 3, 2021	September 27, 2020	Percent Change
In millions of dollars
Net sales	$2,125.6	$2,014.1	5.5%	$5,986.7	$5,442.8	10.0%
Segment income	666.1	647.1	2.9%	1,893.6	1,726.3	9.7%
Segment margin	31.3%	32.1%		31.6%	31.7%
Results of Operations - Third Quarter 2021 vs. Third Quarter 2020
Net sales of our North America segment increased $111.5 million or 5.5% in the third quarter of 2021 compared to the same period of 2020, reflecting a favorable price realization of 2.4% due to higher prices on certain products, a volume increase of 1.3% due to an increase in our snacks portfolio, a 1.5% increase from the 2021 acquisition of Lily’s, and a favorable impact from foreign currency exchange rates of 0.3%.
Our North America segment income increased $19.0 million or 2.9% in the third quarter of 2021 compared to the same period of 2020, primarily due to volume increases and favorable price realization, partially offset by higher supply chain-related costs, higher freight and logistics costs, as well as unfavorable product mix.
Results of Operations - First Nine Months 2021 vs. First Nine Months 2020
Net sales of our North America segment increased $543.9 million or 10.0% in the first nine months of 2021 compared to the same period of 2020, reflecting a volume increase of 7.6% due to an increase in everyday core U.S. confection brands and our snacks portfolio, favorable price realization of 1.5% attributed to higher prices on certain products, a 0.5% increase from net acquisitions and divestitures (predominantly driven by the 2021 acquisition of Lily’s, partially offset by the 2020 divestitures of Krave and the Scharffen Berger and Dagoba brands) and a favorable impact from foreign currency exchange rates of 0.4%.
Our North America segment income increased $167.3 million or 9.7% in the first nine months of 2021 compared to the same period of 2020, primarily due to volume increases and favorable price realization, partially offset by higher supply chain-related costs and higher freight and logistics costs.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 41

International and Other
The International and Other segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in India and other Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. While a less significant component, this segment also includes our global retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. International and Other results, which accounted for 9.9% and 9.3% of our net sales for the three months ended October 3, 2021 and September 27, 2020, respectively, were as follows:

	Three Months Ended			Nine Months Ended
	October 3, 2021	September 27, 2020	Percent Change	October 3, 2021	September 27, 2020	Percent Change
In millions of dollars
Net sales	$234.2	$205.7	13.9%	$658.5	$521.7	26.2%
Segment income	38.7	24.5	58.1%	114.7	36.5	214.2%
Segment margin	16.5%	11.9%		17.4%	7.0%
Results of Operations - Third Quarter 2021 vs. Third Quarter 2020
Net sales of our International and Other segment increased $28.5 million or 13.9% in the third quarter of 2021 compared to the same period of 2020, reflecting a favorable price realization of 9.5% and volume increase of 1.9%. The volume increase was primarily attributed to solid marketplace growth in Mexico, Brazil, and India, where net sales increased by 72.3%, 13.0%, and 5.0%, respectively. These increases also benefited from a favorable impact from foreign currency exchange rates of 2.5%.
Our International and Other segment also includes licensing, owned retail and world travel retail. At the onset of the pandemic, all Hershey's Chocolate World stores were temporarily closed and subsequently re-opened in July 2020 with increased safety measures. This included the United States (3 locations), Niagara Falls (Ontario) and Singapore. As a result, our net sales increased approximately 47.7% during the third quarter of 2021 compared to the same period of 2020.
Our International and Other segment generated income of $38.7 million in the third quarter of 2021 compared to $24.5 million in the third quarter of 2020 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.
Results of Operations - First Nine Months 2021 vs. First Nine Months 2020
Net sales of our International and Other segment increased $136.8 million or 26.2% in the first nine months of 2021 compared to the same period of 2020, reflecting a volume increase of 17.2% and favorable price realization of 8.1%. The volume increase was primarily attributed to solid marketplace growth in Mexico, Brazil, India and AEMEA Markets, where net sales increased by 50.0%, 25.4%, 34.4% and 17.5%, respectively. These increases also benefited from a favorable impact from foreign currency exchange rates of 0.9%.
Our International and Other segment also includes licensing, owned retail and world travel retail. At the onset of the pandemic, all Hershey’s Chocolate World stores were temporarily closed and subsequently re-opened in July 2020 with increased safety measures. This included the United States (3 locations), Niagara Falls (Ontario) and Singapore. As a result, our net sales increased approximately 42.6% during the first nine months of 2021 compared to the same period of 2020.
Our International and Other segment generated income of $114.7 million in the first nine months of 2021 compared to $36.5 million in the first nine months of 2020 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 42

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
In the third quarter of 2021, unallocated corporate expense totaled $145.0 million, as compared to $132.0 million in the third quarter of 2020. The increase is primarily driven by higher incentive compensation, higher group insurance costs from COVID-19-related delays in preventive care, and incremental investments in capabilities and technology.
In the first nine months of 2021, unallocated corporate expense totaled $434.0 million, as compared to $363.4 million in the first nine months of 2020. The increase is primarily driven by higher incentive compensation, higher group insurance costs from COVID-19-related delays in preventive care, and incremental investments in capabilities and technology.
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
At October 3, 2021, our cash and cash equivalents totaled $675.5 million, a decrease of $468.5 million compared to the 2020 year-end balance. We believe we have sufficient liquidity to satisfy our cash needs; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during the ongoing COVID-19 pandemic. Additional detail regarding the net uses of cash are outlined in the following discussion.
Approximately 90% of the balance of our cash and cash equivalents at October 3, 2021 was held by subsidiaries domiciled outside of the United States. During the first nine months of 2021, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs for at least the next twelve months, including our cash needs in the United States.
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

	Nine Months Ended
In millions of dollars	October 3, 2021	September 27, 2020
Net cash provided by (used in):
Operating activities	$1,403.7	$1,095.3
Investing activities	(839.7)	(341.3)
Financing activities	(1,037.8)	(20.0)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	(10.7)
Less: Cash classified as assets held for sale	11.4	(10.7)
(Decrease) increase in cash and cash equivalents	$(468.5)	$712.6

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 43

Operating activities
We generated cash of $1.4 billion from operating activities in the first nine months of 2021, an increase of $308.4 million compared to $1.1 billion in the same period of 2020. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived asset charges, a write-down of equity investments and other charges) resulted in $205.1 million of higher cash flow in 2021 relative to 2020.
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) consumed cash of $185.3 million in 2021, compared to $295.3 million in 2020. This $110.0 million fluctuation was mainly driven by strong demand of U.S. inventories, specifically our everyday core U.S. confection brands.

Investing activities
We used cash of $839.7 million for investing activities in the first nine months of 2021, an increase of $498.4 million compared to $341.3 million in the same period of 2020. This increase in net cash used in investing activities was mainly driven by the following factors:
•Capital spending. Capital expenditures, including capitalized software, primarily to support capacity expansion, innovation and cost savings, were $347.5 million in the first nine months of 2021 compared to $292.1 million in the same period of 2020. For full year 2021, we now expect capital expenditures, including capitalized software, to approximate $500 million to $525 million, a reduction from our previously announced estimate of $550 million, as we evaluate and re-prioritize our capital projects to align with consumer demand and broad-based supply chain disruptions. Our 2021 capital expenditures are largely driven by the continuation of our new global enterprise resource planning system implementation, as well as our supply chain capacity projects.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and renewable energy tax credits. We invested approximately $75.9 million in the first nine months of 2021, compared to $46.4 million in the same period of 2020.
•Business Acquisition. In June 2021, we acquired Lily’s for an initial cash purchase price of $419.5 million. Further details regarding our business acquisition activity is provided in Note 2 to the Unaudited Consolidated Financial Statements.
Financing activities
We used cash of $1,037.8 million for financing activities in the first nine months of 2021, an increase of $1,017.8 million compared to $20.0 million in the same period of 2020. This increase in net cash used in financing activities was mainly driven by the following factors:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. During the first nine months of 2021, we generated cash flow of $340.0 million predominantly through the issuance of short-term commercial paper, partially offset by a reduction in short-term foreign borrowings. During the first nine months of 2020, we generated cash flow of $13.4 million due to an increase in short-term foreign bank borrowings.
•Long-term debt borrowings and repayments. During the first nine months of 2021, we repaid $84.7 million of 8.800% Debentures due upon their maturity and $350.0 million of 3.100% Notes due upon their maturity. During the first nine months of 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the “2020 Notes”). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020, we repaid $350 million of 2.900% Notes due upon their maturity.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 44

•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $505.2 million during the first nine months of 2021, an increase of $27.2 million compared to $478.0 million in the same period of 2020. Details regarding our 2021 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 4, 2021	July 4, 2021	October 3, 2021
Dividends paid per share – Common stock	$0.804	$0.804	$0.901
Dividends paid per share – Class B common stock	$0.731	$0.731	$0.819
Total cash dividends paid	$162.7	$161.6	$180.9
Declaration date	February 2, 2021	April 27, 2021	July 23, 2021
Record date	February 19, 2021	May 21, 2021	August 20, 2021
Payment date	March 15, 2021	June 15, 2021	September 15, 2021
•Share repurchases. We used cash for total share repurchases of $458.0 million and $211.2 million during the first nine months of 2021 and 2020, respectively, pursuant to our practice of replenishing treasury shares available for issuance for stock options and incentive compensation, as well as our share repurchases in the open market under pre-approved share repurchase programs. In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of October 3, 2021, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion.
•Proceeds from the exercise of stock options, including tax benefits. We received $23.4 million from employee exercises of stock options, net of employee taxes withheld from share-based awards, during the first nine months of 2021, a minimal increase compared to $19.1 million in the same period of 2020.

Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Unaudited Consolidated Financial Statements.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 45

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

The factors that could cause our actual results to differ materially from the results projected in our forward-looking statements include, but are not limited to the following:

•Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as the COVID-19 pandemic;

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

•Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products;

•Political, economic and/or financial market conditions could negatively impact our financial results;

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 46

•Disruptions, failures or security breaches of our information technology infrastructure could have a negative impact on our operations;

•Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations; and

•Such other matters as discussed in our 2020 Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q for the quarterly periods ended April 4, 2021 and July 4, 2021, and this Quarterly Report on Form 10-Q, including Part II, Item 1A, ”Risk Factors.”
We undertake no obligation to publicly update or revise any forward-looking statements to reflect actual results, changes in expectations or events or circumstances after the date this Quarterly Report on Form 10-Q is filed.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of October 3, 2021 and December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. A hypothetical 100 basis point increase in interest rates applied to this variable-rate debt through its December 2020 maturity would have increased interest expense by approximately $3.2 million for the year 2020. There is no hypothetical impact for 2021.
In addition, the total amount of short-term debt, net of cash, amounted to net cash positions of $265.1 million and $1.1 billion, at October 3, 2021 and December 31, 2020, respectively. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of October 3, 2021 would have changed interest expense by approximately $3.9 million for the first nine months of 2021 and $8.6 million for the full year 2020.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at October 3, 2021 and December 31, 2020 by approximately $323 million and $357 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.
The potential decline in fair value of foreign currency forward exchange contracts resulting from a hypothetical near-term adverse change in market rates of 10% was $29.0 million as of October 3, 2021 and $25.6 million as of December 31, 2020, generally offset by a reduction in foreign exchange associated with our transactional activities.
Our open commodity derivative contracts had a notional value of $383.9 million as of October 3, 2021 and $279.8 million as of December 31, 2020. At the end of the first quarter 2021, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses by $43.1 million, generally offset by a reduction in the cost of the underlying commodity purchases.
Other than as described above, market risks have not changed significantly from those described in our 2020 Annual Report on Form 10-K.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 47

Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 3, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 3, 2021.
We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several years. When the next phases of the updated processes are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.
There have been no changes in our internal control over financial reporting during the quarter ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 48

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
Information on legal proceedings is included in Note 16 to the Unaudited Consolidated Financial Statements.
Item 1A. Risk Factors.
When evaluating an investment in our Common Stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2020 Annual Report on Form 10-K, Part II and the information contained in this Quarterly Report on Form 10-Q and our other reports and registration statements filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table shows the purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended October 3, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(in thousands of dollars)
July 5 through August 1	—	$—	—	$109,983
August 2 through August 29	—	$—	—	$109,983
August 30 through October 3	134,000	$176.12	—	$109,983
Total	134,000	$176.12	—
(1) During the three months ended October 3, 2021, 134,000 shares of Common Stock were purchased in open market transactions in connection with our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
(2) In July 2018, our Board of Directors approved a $500 million share repurchase authorization.  As of October 3, 2021, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization (excluded from the table above). This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 49

Item 6. Exhibits.
The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
3.1	The Company’s Restated Certificate of Incorporation, as amended, is incorporated by reference from Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2005.
3.2
The Company's By-laws, as amended and restated as of February 21, 2017, are incorporated by reference from Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

10.1	Employee Confidentiality and Restrictive Covenant Agreement, amended as of September 8, 2021.*+
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarterly period ended October 3, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 50

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE HERSHEY COMPANY
(Registrant)

Date:	October 28, 2021	/s/ Steven E. Voskuil
Steven E. Voskuil
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2021	/s/ Jennifer L. McCalman
Jennifer L. McCalman
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Table of Contents	The Hershey Company | Q3 2021 Form 10-Q | Page 51