Form 10-K
period 2021-12-31
HERSHEY CO
filed 2022-02-18
CIK 47111

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
(Registrant’s telephone number, including area code)
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

As of July 2, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting and non-voting common equity held by non-affiliates was $25,257,103,284. Class B Common Stock is not listed for public trading on any exchange or market system. However, Class B shares are convertible into shares of Common Stock at any time on a share-for-share basis. Determination of aggregate market value assumes all outstanding shares of Class B Common Stock held by non-affiliates were converted to Common Stock as of July 2, 2021. The market value indicated is calculated based on the closing price of the Common Stock on the New York Stock Exchange on July 2, 2021 ($174.00 per share).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Common Stock, one dollar par value—145,628,076 shares, as of February 16, 2022.
Class B Common Stock, one dollar par value—59,613,777 shares, as of February 16, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

THE HERSHEY COMPANY
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 1

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
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 100 brand names in approximately 80 countries worldwide.
Reportable Segments
Since December 31, 2014, the Company has reported its operations through two segments: (i) North America and (ii) International and Other. After the completion of the Company’s acquisitions of Dot’s Pretzels, LLC (“Dot’s”) and Pretzels Inc. (“Pretzels”) in December 2021, as described in Note 2 to the Consolidated Financial Statements, management of the Company has elected to begin reporting its operations through three reportable segments. Therefore, effective in the fourth quarter of 2021, the Company realigned its former two reportable segments into three reportable segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International.
This new organizational structure aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve. We have retroactively reflected these changes in all historical periods presented.
•North America Confectionery – This segment is responsible for our traditional chocolate and non-chocolate confectionery market position in the United States and Canada. This includes chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. This segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain of the Company’s trademarks and products to third parties around the world.
•North America Salty Snacks – This segment is responsible for our salty snacking products in the United States. This includes ready-to-eat popcorn, baked and trans fat free snacks, pretzels and other snacks.
•International – International is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions.
Financial and other information regarding our reportable segments is provided in our Management’s Discussion and Analysis and Note 13 to the Consolidated Financial Statements.
Business Acquisitions and Divestitures
In December 2021, we completed the acquisition of Pretzels, previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. Additionally, we completed the acquisition of Dot’s, previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio. Pretzels and Dot’s are expected to generate aggregate annualized net sales over $300 million.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 2

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
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. (“LSFC”), which was previously included within the International segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial.
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. (“Krave”), which was previously included within the North America Salty Snacks segment, and the Scharffen Berger and Dagoba brands, both of which were previously included within the North America Confectionery segment results in our consolidated financial statements.
In September 2019, we completed the acquisition of ONE Brands, LLC (“ONE Brands”), previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE bar as its primary product.
Products and Brands
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; snack items such as popcorn, pretzels, spreads, snack bites and mixes; and pantry items, such as baking ingredients, toppings and beverages.
•Within our North America Confectionery segment, our product portfolio includes a wide variety of chocolate offerings marketed and sold under the renowned brands of Hershey’s, Reese’s and Kisses, along with other popular chocolate and non-chocolate confectionery brands such as Jolly Rancher, Almond Joy, Brookside, barkTHINS, Cadbury, Good & Plenty, Heath, Kit Kat®, Payday, Rolo®, Twizzlers, Whoppers and York. Our protein bar products include ONE bar and our gum and mint products include Ice Breakers mints and chewing gum, Breath Savers mints and Bubble Yum bubble gum. We also have pantry items, including baking products, toppings and sundae syrups sold under the Hershey’s, Reese’s, Heath and Lily’s brands, as well as Hershey’s and Reese’s chocolate spreads and snack bites and mixes.
•Within our North America Salty Snacks segment, we have our salty snack items. This includes ready-to-eat SkinnyPop popcorn, baked and trans fat free Pirates Booty snacks, Dot’s Homestyle Pretzels snacks and other snack brands such as Paqui.
•Within our International segment, we manufacture, market and sell many of these same brands, as well as other brands that are marketed regionally, such as Pelon Pelo Rico confectionery products in Mexico, IO-IO snack products in Brazil and Sofit beverage products in India.
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
In 2021, approximately 30% of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States (“U.S.”) to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 3

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
We also use substantial quantities of sugar, corn products, Class II and IV dairy products, wheat products, peanuts, almonds and energy in our production process. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. For our international operations, inputs not locally available may be imported from other countries.
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
Competition
Many of our confectionery brands enjoy wide consumer acceptance and are among the leading brands sold in the marketplace in North America and certain international markets. We sell our brands in highly competitive markets with many other global multinational, national, regional and local firms. Some of our competitors are large companies with significant resources and substantial international operations. Competition in our product categories is based on product innovation, product quality, price, brand recognition and loyalty, effectiveness of marketing and promotional activity, the ability to identify and satisfy consumer preferences, as well as convenience and service. We have also experienced increased competition from other snack items, and through innovation and acquisitions, we are continuing to expand the boundaries of our brands to capture new snacking occasions.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 4

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
Furthermore, we have rights under license agreements with several companies to manufacture and/or sell and distribute certain products. Our rights under these agreements are extendible on a long-term basis at our option. Our most significant licensing agreements are as follows:

Company	Brand	Location	Requirements

Kraft Foods Ireland Intellectual Property Limited/Cadbury UK Limited	York Peter Paul Almond Joy Peter Paul Mounds	Worldwide	None

Cadbury UK Limited	Cadbury Caramello	United States	Minimum sales requirement exceeded in 2021

Société des Produits Nestlé SA	Kit Kat® Rolo®	United States	Minimum unit volume sales exceeded in 2021

Iconic IP Interests, LLC	Good & Plenty Heath Jolly Rancher Milk Duds Payday Whoppers	Worldwide	None
Research and Development
We engage in a variety of research and development activities in a number of countries, including the U.S., Mexico, Brazil, India and Malaysia. We develop new products, improve the quality of existing products, improve and modernize production processes and develop and implement new technologies to enhance the quality and value of both current and proposed product lines. Information concerning our research and development expense is contained in Note 1 to the Consolidated Financial Statements.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 5

identify risks and establish controls intended to ensure product quality and safety. Various government agencies and third-party firms as well as our quality assurance staff conduct audits of all facilities that manufacture our products to assure effectiveness and compliance with our program and applicable laws and regulations.
Environmental Considerations
Beyond ordinary course operating and capital expenditures we make to comply with government regulations, including environmental laws and regulations, we have made a number of voluntary commitments to protect and reduce our environmental impacts in recent years, including efforts to eliminate deforestation and reduce greenhouse gas (“GHG”) emissions across our supply chain. Our climate change related investments and expenditures primarily focus on achieving a 50% absolute reduction in our Scope 1 and 2 GHG emissions and a 25% absolute reduction in our Scope 3 GHG emissions by 2030 (compared to a 2018 baseline), as well as having 100% of plastic packaging be reusable, recyclable or compostable and 25 million pounds of packaging be eliminated by 2030. The annual operating and capital expenditures associated with these ordinary course payments and additional climate change commitments are not material with respect to our results of operations, capital expenditures or competitive position.
Sustainability
The Company’s commitment to sustainability started with our founder’s belief in responsible citizenship. He was a purpose-driven leader who believed we could use chocolate to Make More Moments of Goodness in the world for our consumers today and for many generations to come. This belief resulted in a strong investment in local communities and the establishment of Milton Hershey School for disadvantaged kids.  We continue that legacy today through our holistic environmental, social and governance (“ESG”) strategy: our Shared Goodness Promise, which guides how we empower the remarkable people who make and sell our brands, interact with farming communities that grow our ingredients, deliver on our commitments to consumers, customers, and external stakeholders, protect the environment and support children and youth.
To learn more about our sustainability goals, progress and initiatives, as well as review our annual ESG Report (formerly known as our Sustainability Report) and accompanying suite of ESG reporting frameworks, policies, and disclosures, access the Sustainability section of our website at: https://www.thehersheycompany.com/en_us/sustainability.html.
Financial Information by Geographic Area
Our principal operations and markets are located in the United States. The percentage of total consolidated net sales for our businesses outside of the United States was 13.0% for 2021, 13.6% for 2020 and 15.8% for 2019. The percentage of total long-lived assets outside of the United States was 18.8% as of December 31, 2021 and 19.7% as of December 31, 2020.
Human Capital
As of December 31, 2021, the Company employed approximately 16,620 full-time and 2,370 part-time employees worldwide. Collective bargaining agreements covered approximately 6,235 employees, or approximately 33% of the Company’s employees worldwide. During 2022, agreements are expected to be negotiated for certain employees at four facilities outside of the United States, comprising approximately 62% of total employees under collective bargaining agreements. We believe our efforts in managing our workforce have been effective, as evidenced by a strong culture and a good relationship between the Company and our employees.
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
•Our People, Safety and Employee Engagement. Our employees are among our most important resources and are critical to our continued success. We provide a workplace that develops, supports and motivates our people. The overall well-being and safety of our employees remains one of our top priorities. We continue to invest in training, workplace resources and leading systems and processes to ensure the responsible management of all facilities. Additionally, in 2021, we changed our global employee survey from an annual basis to continuous listening surveys throughout the year. These shorter and faster surveys reach all of our

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 6

employees around the world to hear their thoughts on the Company’s direction and their place in it. The change from an annual survey to continuous touchpoints allows for real-time feedback and action from the Company. These surveys are further supplemented with quarterly and informative enterprise and team town halls, which, in conjunction with the continuous listening surveys, generate stronger employee engagement with the Company’s strategy, initiatives and leadership.
•Talent Acquisition, Development and Training. Hiring and developing our employees is critically important to our operations and we are focused on creating experiences and programs that foster growth and performance. We provide all employees the chance to learn, grow and own their work. We have partnered with leading online content experts and increased internal learning development to expand our catalog of online and classroom courses. Additionally, we have co-created a culture of development with the enthusiastic support of our employees. Through individual development plans, learning opportunities, feedback and coaching, employees can build careers at The Hershey Company, as evidenced by the fact that the majority of our eight executive officers were promoted from within the organization (see Information about Our Executive Officers).
•Compensation, Benefits and Wellness. In addition to offering competitive, fair and transparent compensation, we also offer a suite of benefits, including comprehensive health and meaningful retirement benefits to eligible employees, tying incentive compensation to both business and individual performance, offering parental leave and adoption benefits and maintaining an employee stock purchase plan. We also provide a number of innovative programs designed to promote physical and emotional well-being, including ergonomic workspaces, a state-of-the-art fitness center at our Hershey, Pennsylvania campus and private rooms designed for quiet reflection, prayer or wellness breaks. The Company also offers SmartFlex benefits which is our suite of policies that allows individuals to create their own balance between work and personal life, including flexing work time based on work priorities or personal commitments, such as caring for children or family members. We believe that this flexibility improves productivity, job satisfaction and increases employee engagement. Additionally, in 2021, we introduced the “Best of Both” flexible work model for corporate and commercial employees to balance work and personal well-being. This model allows employees the option to work either remote, in-office, or both, depending on individual needs, personal schedules and work demands. This offers the benefits of flexibility and in-person collaboration, while maintaining productivity and overall job satisfaction.
•Diversity, Equity and Inclusion. Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and Chief Growth Officer, and approximately 50% representation across the Company. In 2020, we achieved 1:1 aggregate gender pay and in 2021, we achieved 1:1 aggregate people of color pay equity for salaried employees in the United States. Additionally, five of our 12 Board members are women (42% representation, an increase of 6% compared to 2020). Additionally, we create a welcoming and inclusive work environment for all employees around the world. Our eight employee-led Business Resource Groups, which include Abilities First, African American, Asian, GenH (Generations), Latino, Prism (LGBTQ), Veteran’s and Women’s, play a critical role in attracting diverse talent, providing mentoring and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business. In 2021, the Company was ranked #10 on DiversityInc’s Top 50 Companies for Diversity and was ranked #1 on Forbes Top Female Friendly Companies.
•Community and Social Impact. Our philanthropy and volunteerism efforts reflect how we live out the Company’s value of making moments of goodness, from supporting causes our employees care about to investing in the long-term success of the communities where we live and work. We work closely with counterparts in each of our plant and office locations across the United States and globally to identify local community needs and craft tailored approaches to provide support. This work includes forging partnerships with local non-governmental organizations, providing grants and contributions and organizing volunteer service activities and employee fundraisers.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 7

Available Information
The Company's website address is www.thehersheycompany.com. We file or furnish annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may obtain a copy of any of these reports, free of charge, from the Investors section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet site that also contains these reports at www.sec.gov. In addition, copies of the Company’s annual report will be made available, free of charge, on written request to the Company.
We have a Code of Conduct that applies to our Board of Directors (“Board”) and all Company officers and employees, including, without limitation, our Chief Executive Officer and “senior financial officers” (including the Chief Financial Officer, Chief Accounting Officer and persons performing similar functions). You can obtain a copy of our Code of Conduct, as well as our Corporate Governance Guidelines and charters for each of the Board’s standing committees, from the Investors section of our website at: https://www.thehersheycompany.com/en_us/investors.html. If we change or waive any portion of the Code of Conduct that applies to any of our directors, executive officers or senior financial officers, we will post that information on our website. Information found on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 8

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
Risks Related to Macroeconomic Conditions
Our business and financial results may be negatively impacted by the failure to successfully manage a disruption in consumer and trade patterns, as well as operational challenges associated with the actual or perceived effects of a disease outbreak, including epidemics, pandemics or similar widespread public health concerns, such as the current coronavirus disease 2019 (“COVID-19”) global pandemic.
Our operations are impacted by consumer spending levels, impulse purchases, the availability of our products at retail and our ability to manufacture, store and distribute products to our customers and consumers in an effective and efficient manner. The fear of exposure to or actual effects of a disease outbreak, epidemic, pandemic or similar widespread public health concern, such as the COVID-19 pandemic, can negatively impact our overall business and financial results. Specific factors that may impact our operations, some of which have had an unfavorable impact on our operations as a result of COVID-19, include, but are not limited to:

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 9

staffing operations, including operations necessary for the production, distribution, sale, and support of our products, which could negatively impact our results.

With respect to COVID-19, the situation remains dynamic and subject to rapid and possibly material change. The Company’s efforts to manage and mitigate these factors may ultimately be unsuccessful, and the effectiveness of these efforts depends on factors beyond our control, including the duration and severity of any disease outbreak, as well as third-party actions taken in response.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 10

We might not be able to hire, engage and retain the talented global human capital we need to drive our growth strategies.
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
Risks associated with climate change and other environmental impacts, and increased focus and evolving views of our customers, stockholders and other stakeholders on climate change issues, could negatively affect our business and operations.
Climate-related changes can increase variability in, or otherwise impact, natural disasters, including weather patterns, with the potential for increased frequency and severity of significant weather events, natural hazards, rising mean temperature and sea levels, and long-term changes in precipitation patterns. Climate change or weather-related disruptions to our supply chain can impact the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs.
Increased focus on climate change has led to legislative and regulatory efforts to combat both potential causes and adverse impacts of climate change, including regulation of GHG emissions. New or increasing laws and regulations related to GHG emissions and other climate change related concerns may adversely affect us, our suppliers and our customers, and may require additional capital investments. Our value chain faces similar challenges as our products rely on agricultural ingredients and a global supply chain. Climate change poses a significant and increasing risk to global food production systems and to the safety and resilience of the communities where we live, work and source our ingredients. The GHG impacts of land-use change are most pronounced in our cocoa supply chain, where we have already been working for several years to prevent deforestation. Additionally, any non-compliance with legislative and regulatory requirements could negatively impact our reputation and ability to do business.
Investors, customers, advisory services, government regulators and other market participants have increasingly focused on the environmental or sustainability practices of companies, including Hershey. Shareholders and financial institutions have increasingly evaluated a company’s ESG practices, disclosures and performance before making investments or other financial decisions. We believe our practices, disclosures and performance are strong and growing. However, if our environmental goals do not meet investor or other external stakeholder expectations and standards, our access to capital may be negatively impacted. An enforcement action could harm our reputation, financial position and ability to grow. A failure to meet expectations may adversely affect our results of operations, ability to manage our liquidity, or implement our strategies.
The Company publishes its environmental goals, with a particular focus on achieving a 50% absolute reduction in our Scope 1 and 2 GHG emissions and a 25% absolute reduction in our Scope 3 GHG emissions by 2030 (compared to a 2018 baseline), as well as having 100% of plastic packaging be reusable, recyclable or compostable and 25 million pounds of packaging be eliminated by 2030. The costs of these voluntary commitments may be greater than expected, and there can be no assurance the Company will achieve its goals, or meet the evolving sustainability expectations and standards of our investors or other external stakeholders. Any failure to achieve our goals, a perception of our failure to act responsibly with respect to the environment, or failure to respond to new or evolving legal and regulatory requirements or other sustainability concerns could adversely affect our business, reputation and increase risk of litigation.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 11

The effects and costs of climate change, or any failure to meet related requirements and expectations, could have a negative impact on our reputation, financial condition and results of operations.
Risks Related to the Industry in Which We Operate
Increases in raw material and energy costs along with the availability of adequate supplies of raw materials could affect future financial results.
We use many different commodities for our business, including cocoa products, sugar, corn products, dairy products, wheat products, peanuts, almonds, natural gas and diesel fuel.
Commodities are subject to price volatility and changes in supply caused by numerous factors, including:
•Commodity market fluctuations;
•Currency exchanges rates;
•Imbalances between supply and demand;
•Rising levels of inflation related to domestic and global economic conditions or supply chain issues;
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
We may be able to pass some or all raw material, energy and other input cost increases to customers by increasing the selling prices of our products or decreasing the size of our products; however, higher product prices or decreased product sizes may also result in a reduction in sales volume and/or consumption. If we are not able to increase our selling prices or reduce product sizes (including if inflation outpaces our pricing elasticity) sufficiently, or in a timely manner, to offset increased raw material, energy or other input costs, including packaging, freight, direct labor, overhead and employee benefits, or if our sales volume decreases significantly, there could be a negative impact on our financial condition and results of operations.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 12

There continues to be competitive product and pricing pressures in the markets where we operate, as well as challenges in maintaining profit margins. We must maintain mutually beneficial relationships with our key customers, including retailers and distributors, to compete effectively. Our largest customer, McLane Company, Inc., accounted for approximately 30% of our total net sales in 2021. McLane Company, Inc. is one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers, including Wal-Mart Stores, Inc.
Increased marketplace competition could hurt our business.
The global confectionery and snacks packaged goods industry is intensely competitive and consolidation in this industry continues. Some of our competitors are large companies that have significant resources and substantial international operations. We continue to experience increased levels of in-store activity for other snack items, which has pressured confectionery category growth. In order to protect our existing market share or capture increased market share in this highly competitive retail environment, we may be required to increase expenditures for promotions and advertising, and must continue to introduce and establish new products. Due to inherent risks in the marketplace associated with advertising and new product introductions, including uncertainties about trade and consumer acceptance, increased expenditures may not prove successful in maintaining or enhancing our market share and could result in lower sales and profits. In addition, we may incur increased credit and other business risks because we operate in a highly competitive retail environment.
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
In 2021, we successfully completed the divestiture of LSFC as we better prioritize resources against assets and brands that fit our business model and scale capabilities. Additionally, we completed the acquisitions of Lily’s in June 2021 and Dot’s and Pretzels in December 2021. While we believe significant operating synergies can be obtained in connection with these acquisitions, achievement of these synergies will be driven by our ability to successfully leverage Hershey’s resources, expertise, capability-building, distribution locations and customer base. In addition, the acquisitions of Dot’s and Pretzels are important steps in our journey to expand our breadth in snacking, as they should enable us to bring scale and category management capabilities to a key sub-segment of the warehouse snack aisle. If we are unable to successfully couple Hershey’s scale and expertise in brand building with Lily’s, Dot’s and Pretzels’ existing operations, it may impact our ability to expand our snacking footprint at our desired pace.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 13

Our international operations may not achieve projected growth objectives, which could adversely impact our overall business and results of operations.
In 2021, 2020 and 2019, respectively, we derived approximately 13.0%, 13.6% and 15.8% of our net sales from customers located outside of the United States. Additionally, approximately 19% of our total long-lived assets were located outside of the United States as of December 31, 2021. As part of our strategy, we have made investments outside of the United States, particularly in Canada, Malaysia, Mexico, Brazil and India. As a result, we are subject to risks and uncertainties relating to international sales and operations, including:
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
Additionally, from time to time we implement business realignment activities to support key strategic initiatives designed to maintain long-term sustainable growth, such as the International Optimization Program, which we commenced in the fourth quarter of 2020. This program is intended to increase our operating effectiveness and efficiency, to reduce our costs and/or to generate savings that can be reinvested in other areas of our business. We cannot guarantee that we will be able to successfully implement these strategic initiatives and restructuring programs, that we will achieve or sustain the intended benefits under these programs, or that the benefits, even if achieved, will be adequate to meet our long-term growth and profitability expectations, which could in turn adversely affect our business.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 14

Risks Related to Governmental and Regulatory Changes
Changes in governmental laws and regulations could increase our costs and liabilities or impact demand for our products.
Changes in laws and regulations and the manner in which they are interpreted or applied may alter our business environment. These negative impacts could result from changes in food and drug laws, laws related to advertising and marketing practices, accounting standards, taxation compliance and requirements, competition laws, employment laws, import/export requirements and environmental laws, among others. It is possible that we could become subject to additional liabilities in the future resulting from changes in laws and regulations that could result in an adverse effect on our financial condition and results of operations.
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
We are regularly the target of cyber and other security threats.  Therefore, we continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate the risk of unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of data security breach and cyber attack. Our data security management program includes identity, trust, vulnerability and threat management business processes as well as adoption of standard data protection policies. We measure our data security effectiveness through industry-accepted methods and remediate significant findings. Additionally, we certify our major technology suppliers and any outsourced services through accepted security certification standards. We maintain and routinely test backup systems and disaster recovery, along with external network security penetration testing by an independent third party as part of our business resiliency preparedness. We also have processes in place to prevent disruptions resulting from our implementation of new software and systems.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 15

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 16

Item 2.    PROPERTIES
Our principal properties include the following:

Country	Location	Type	Status (Own/Lease)
United States	Hershey, Pennsylvania (2 principal plants)	Manufacturing—confectionery products and pantry items	Own
	Lancaster, Pennsylvania	Manufacturing—confectionery products	Own
	Hazleton, Pennsylvania	Manufacturing—confectionery products	Own
	Robinson, Illinois	Manufacturing—confectionery products and pantry items	Own
	Stuarts Draft, Virginia	Manufacturing—confectionery products and pantry items	Own
	Edgerton, Kansas	Manufacturing—salty snack products	Own
	Bluffton, Indiana	Manufacturing—salty snack products	Lease
	Plymouth, Indiana	Manufacturing—salty snack products	Lease
	Lawrence, Kansas	Manufacturing—salty snack products	Lease
	Annville, Pennsylvania	Distribution	Own
	Palmyra, Pennsylvania	Distribution	Own
	Edwardsville, Illinois	Distribution	Own
	Ogden, Utah	Distribution	Own
	Kennesaw, Georgia	Distribution	Lease
	Whitestown, Indiana	Distribution	Lease
	Hershey, Pennsylvania	Corporate administrative	Lease
	New York, New York	Retail	Lease
Canada	Brantford, Ontario	Distribution	Own
Mexico	Monterrey, Mexico	Manufacturing—confectionery products	Own
	El Salto, Mexico	Manufacturing—confectionery products and pantry items	Own
Malaysia	Johor, Malaysia	Manufacturing—confectionery products	Own
In addition to the locations indicated above, we also own or lease several other properties and buildings worldwide which we use for manufacturing, sales, distribution and administrative functions. Our facilities are well maintained and generally have adequate capacity to accommodate seasonal demands, changing product mixes and certain additional growth. We regularly improve our facilities to incorporate the latest technologies. The largest facilities are located in Hershey, Lancaster and Hazleton, Pennsylvania; Monterrey and El Salto, Mexico; and Stuarts Draft, Virginia. The U.S., Canada and Mexico facilities in the table above primarily support our North America Confectionery and North America Salty Snacks segments, while the Malaysia facility primarily serves our International segment. As discussed in Note 13 to the Consolidated Financial Statements, we do not manage our assets on a segment basis given the integration of certain manufacturing, warehousing, distribution and other activities in support of our global operations.
Item 3.    LEGAL PROCEEDINGS
Information on legal proceedings is included in Note 15 to the Consolidated Financial Statements.
Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 17

SUPPLEMENTAL ITEM. INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The executive officers of the Company, their positions and, as of February 16, 2022, their ages are set forth below.

Name	Age	Positions Held During the Last Five Years
Michele G. Buck	60	Chairman of the Board, President and Chief Executive Officer (October 2019); President and Chief Executive Officer (March 2017); Executive Vice President, Chief Operating Officer (June 2016)
Jennifer L. McCalman (1)	44	Vice President, Chief Accounting Officer (February 2021); Senior Director, Global Controller (March 2019)
Charles R. Raup	54	President, U.S. (January 2020); Vice President, U.S. CMG (June 2018); Vice President and General Manager, Chocolate (August 2017); Vice President and General Manager, Mexico (October 2015)
Jason R. Reiman	50	Senior Vice President, Chief Supply Chain Officer (June 2019);
Vice President, Supply Chain Operations (August 2018);
Vice President, US Supply Chain Operations (July 2017);
Vice President, International Operations (May 2017);
		Vice President, AEMA Supply Chain Operations (October 2015)
Kristen J. Riggs	43	Senior Vice President, Chief Growth Officer (January 2020);
Vice President, Innovation and Strategic Growth Platforms (September 2019);
Vice President, Commercial Planning (June 2018);
Vice President, Brand Commercialization (July 2017);
		Senior Director, Reese’s (October 2015)
Christopher M. Scalia	46	Senior Vice President, Chief Human Resources Officer (January 2020); Vice President, Global Human Resources (March 2018); Vice President, Talent, HR Operations and Analytics (December 2014)
James Turoff	45
Senior Vice President, General Counsel and Secretary (May 2021);
Acting General Counsel (December 2020);
Vice President, Deputy General Counsel (March 2019);
Vice President, SEC, Corporate Governance & Compliance (March 2018);
Associate General Counsel, Securities & Governance and Business Transformation (May 2017);
Associate General Counsel, AEMEA and Securities & Governance (October 2015)

Steven E. Voskuil (2)	53	Senior Vice President, Chief Financial Officer (February 2021);
Senior Vice President, Chief Financial Officer and Chief Accounting Officer (November 2019);
		Senior Vice President, Chief Financial Officer (May 2019)

There are no family relationships among any of the above-named officers of our Company.

(1)    Ms. McCalman was appointed Vice President, Chief Accounting Officer effective February 23, 2021. Prior to joining our Company she was Senior Director, Assistant Corporate Controller for Keurig Dr. Pepper (formerly Keurig Green Mountain) (May 2017) and Director, Assistant Corporate Controller (December 2011).
(2)    Mr. Voskuil was appointed Senior Vice President, Chief Financial Officer effective May 13, 2019. Prior to joining our Company he was Senior Vice President and Chief Financial Officer at Avanos Medical, Inc. (November 2014).
Our Executive Officers are generally appointed each year at the organization meeting of the Board in May.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 18

PART II
Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock is listed and traded principally on the New York Stock Exchange under the ticker symbol “HSY.” The Class B Common Stock (“Class B Stock”) is not publicly traded.
The closing price of our Common Stock on December 31, 2021, was $193.47. There were 24,619 stockholders of record of our Common Stock and 6 stockholders of record of our Class B Stock as of December 31, 2021.
We paid $686.0 million in cash dividends on our Common Stock and Class B Stock in 2021 and $640.7 million in 2020. The annual dividend rate on our Common Stock in 2021 was $3.410 per share.
On February 2, 2022, our Board declared a quarterly dividend of $0.901 per share of Common Stock payable on March 15, 2022, to stockholders of record as of February 18, 2022. It is the Company’s 369th consecutive quarterly Common Stock dividend. A quarterly dividend of $0.819 per share of Class B Stock also was declared.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
Issuer Purchases of Equity Securities
There were no purchases of shares of Common Stock made by or on behalf of Hershey, or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Hershey, for each fiscal month in the three months ended December 31, 2021.
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of December 31, 2021, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion.
In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Trust at a price equal to $203.35 per share, for a total purchase price of $203.4 million.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 19

Stockholder Return Performance Graph
The following graph compares our cumulative total stockholder return (Common Stock price appreciation plus dividends, on a reinvested basis) over the last five fiscal years with the Standard & Poor’s 500 Index and the Standard & Poor’s Packaged Foods Index.

Comparison of 5 Year Cumulative Total Return*
Among The Hershey Company, the S&P 500 Index,
and the S&P Packaged Foods Index
*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.

	December 31,
Company/Index	2016	2017	2018	2019	2020	2021
The Hershey Company	$100	$112	$109	$153	$162	$210
S&P 500 Index	$100	$122	$116	$153	$181	$233
S&P 500 Packaged Foods Index	$100	$101	$82	$108	$113	$127

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.     [RESERVED]

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 20

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
•Consolidated Results of Operations
•Segment Results
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
BUSINESS MODEL AND GROWTH STRATEGY
We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We report our operations through three segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International, as discussed in Note 13 to the Consolidated Financial Statements.
Our vision is to be a snacking powerhouse. We aspire to be a leader in meeting consumers’ evolving snacking needs while strengthening the capabilities that drive our growth. We are focused on four strategic imperatives to ensure the Company’s success now and in the future:

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
◦Innovation is an important lever in this variety-seeking category and we are leveraging work from our proprietary demand landscape analytical tool to shape our future innovation and make it more impactful. We are becoming more disciplined in our focus on platform innovation, which should enable sustainable growth over time and significant extensions to our core.
◦To expand our breadth in snacking, we are focused on expanding the boundaries of our core confection brands to capture new snacking occasions and increasing our exposure into new snack categories through acquisitions. Our expansion into snacking is being fueled by the recent acquisitions of Dot’s and Pretzels in December 2021, which is included in our North America Salty Snacks segment.

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 21

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
◦We believe our employees are among our most important resources and are critical to our continued success. In 2021, we changed our global employee survey from an annual basis to continuous listening surveys throughout the year. These shorter and faster surveys reach all of our employees around the world to hear their thoughts on the Company’s direction and their place in it. The change from an annual survey to continuous touchpoints allows for real-time feedback and action from the Company and creates stronger employee engagement with the Company’s strategy, initiatives and leadership.
◦Our diverse and inclusive culture makes the difference across all areas of the business. Our gender representation includes women occupying many of the top positions in the Company, including Chief Executive Officer and Chairman of the Board, Chief Accounting Officer and Chief Growth Officer, and approximately 50% representation across the Company. In 2020, we achieved 1:1 aggregate gender pay and in 2021, we achieved 1:1 aggregate people of color pay equity for salaried employees in the United States.
◦We have made strong progress on our ESG priorities and continue to elevate these ESG initiatives for a greater global impact. While we focus on sustainability and social impact across our value chain, we continue to improve and focus on the lives of cocoa farmers and cocoa communities, the environmental priorities of climate change and the role of packaging in our business, responsibly and sustainably sourcing the inputs to our products and increasing investments in human rights and diversity initiatives and growing diverse representation across the organization.
OVERVIEW
Hershey is a global confectionery leader known for making more moments of goodness through chocolate, sweets, mints and other great tasting snacks. We are the largest producer of quality chocolate in North America, a leading snack maker in the United States and a global leader in chocolate and non-chocolate confectionery. We market, sell and distribute our products under more than 100 brand names in approximately 80 countries worldwide.
Our principal product offerings include chocolate and non-chocolate confectionery products; gum and mint refreshment products and protein bars; pantry items, such as baking ingredients, toppings and beverages; and snack items such as spreads, meat snacks, bars and snack bites and mixes, popcorn and protein bars.
Business Acquisitions and Divestitures
In December 2021, we completed the acquisition of Pretzels, previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. Additionally, we completed the acquisition of Dot’s, previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio. Pretzels and Dot’s are expected to generate aggregate annualized net sales over $300 million.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 22

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
In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. (“LSFC”), which was previously included within the International segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial.
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. (“Krave”), which was previously included within the North America Salty Snacks segment, and the Scharffen Berger and Dagoba brands, both of which were previously included within the North America Confectionery segment results in our consolidated financial statements.
In September 2019, we completed the acquisition of ONE Brands, LLC (“ONE Brands”), previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE bar as its primary product.
TRENDS AFFECTING OUR BUSINESS
On March 11, 2020, the World Health Organization designated COVID-19 as a global pandemic, which has spread worldwide and impacted various markets around the world, including the U.S. Various policies and initiatives have been implemented to reduce the global transmission of COVID-19.

Since the onset of COVID-19, there has been minimal disruption to our supply chain network. However, during 2021, continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. As a result, we experienced corresponding incremental costs and gross margin pressures during the year ended December 31, 2021 (see Results of Operations included in this MD&A). We are working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.

During 2021, many state governments began easing COVID-19 restrictions, resulting in increased travel during the summer and holiday seasons, full capacity at major sporting and entertainment events, increased occupancy limits for indoor gatherings and the removal of face covering requirements (subject to certain exceptions). This contributed to a resurgence of COVID-19 cases and the spread of COVID-19 variants, which experts believe has peaked in recent weeks in many jurisdictions. The availability of vaccinations (including vaccine boosters) continues to increase around the world, albeit with slower than anticipated rollouts and challenges within certain countries.

We experienced an increase in our net sales and net income during the year ended December 31, 2021, which was primarily driven by strong everyday performance on our core U.S. confection brands and salty snack brands (see Segment Results included in this MD&A), partially offset by the aforementioned supply chain disruptions and gross margin pressures. As of December 31, 2021, we believe we have sufficient liquidity to satisfy our key strategic initiatives and other material cash requirements; however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can operate effectively during the current economic environment. We continue to monitor our discretionary spending across the organization (see Liquidity and Capital Resources included in this MD&A).

Based on the length and severity of COVID-19, including broad-based supply chain disruptions, rising levels of inflation, new trends in outbreaks and hotspots, the spread of COVID-19 variants, resurgences and the continued distribution of vaccinations, we may experience continued volatility in retail foot traffic, consumer shopping and consumption behavior and may experience increasing supply chain costs and higher inflation. We will continue to evaluate the nature and extent of these potential and evolving impacts to our business, consolidated results of operations, segment results, liquidity and capital resources.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 23

CONSOLIDATED RESULTS OF OPERATIONS

				Percent Change
For the years ended December 31,	2021	2020	2019	2021 vs 2020	2020 vs 2019
In millions of dollars except per share amounts
Net sales	$8,971.3	$8,149.7	$7,986.3	10.1%	2.0%
Cost of sales	4,922.7	4,448.5	4,363.8	10.7%	1.9%
Gross profit	4,048.6	3,701.2	3,622.5	9.4%	2.2%
Gross margin	45.1%	45.4%	45.4%
SM&A expense	2,001.4	1,890.9	1,905.9	5.8%	(0.8)%
SM&A expense as a percent of net sales	22.3%	23.2%	23.9%
Long-lived and intangible asset impairment charges	—	9.1	112.5	NM	(91.9)%
Business realignment costs	3.5	18.5	8.1	(80.9)%	128.1%
Operating profit	2,043.7	1,782.7	1,596.0	14.6%	11.7%
Operating profit margin	22.8%	21.9%	20.0%
Interest expense, net	127.4	149.4	144.1	(14.7)%	3.6%
Other (income) expense, net	119.1	138.3	71.1	(13.9)%	94.7%
Provision for income taxes	314.4	219.6	234.0	43.2%	(6.2)%
Effective income tax rate	17.5%	14.7%	16.9%
Net income including noncontrolling interest	1,482.8	1,275.4	1,146.8	16.3%	11.2%
Less: Net gain (loss) attributable to noncontrolling interest	5.3	(3.3)	(2.9)	NM	12.1%
Net income attributable to The Hershey Company	$1,477.5	$1,278.7	$1,149.7	15.5%	11.2%
Net income per share—diluted	$7.11	$6.11	$5.46	16.4%	11.9%

Note: Percentage changes may not compute directly as shown due to rounding of amounts presented above.
NM = not meaningful
Net Sales
2021 compared with 2020
Net sales increased 10.1% in 2021 compared with 2020, reflecting a volume increase of 5.6% due to an increase in everyday core U.S. confection brands and salty snack brands, a favorable price realization of 3.1% due to higher prices on certain products, a 1.0% benefit from net acquisitions and divestitures driven by the 2021 acquisitions of Lily’s, Dot's and Pretzels and a favorable impact from foreign currency exchange rates of 0.4%.
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
Key U.S. Marketplace Metrics
For the full year 2021, our total U.S. retail takeaway increased 8.9% in the expanded multi-outlet combined plus convenience store channels (IRI MULO + C-Stores), which includes candy, mint, gum, salty snacks, meat snacks and grocery items. Our U.S. candy, mint and gum (“CMG”) consumer takeaway increased 8.7%, resulting in a CMG market share decline of approximately 32 basis points.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 24

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
Cost of Sales and Gross Margin
2021 compared with 2020
Cost of sales increased 10.7% in 2021 compared with 2020. The increase was driven by higher sales volume, higher freight and logistics costs and additional plant costs. These drivers were partially offset by the incremental $78.8 million of favorable mark-to-market activity on our commodity derivative instruments intended to economically hedge future years’ commodity purchases; however, our mark-to-market activity was significantly impacted by financial market volatility during March 2020 amid the COVID-19 outbreak. Additionally, the increase was partially offset by favorable price realization and supply chain productivity.
Gross margin decreased by 30 basis points in 2021 compared with 2020. The decrease was driven by higher freight and logistics costs and additional plant costs. These factors were partially offset by favorable price realization, supply chain productivity and the favorable year-over-year mark-to-market impact from commodity derivative instruments.
2020 compared with 2019
Cost of sales increased 1.9% in 2020 compared with 2019. The increase in cost of sales was attributed to higher freight and logistics costs and additional plant costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19. Additionally, the increase was driven by an incremental $28.9 million of unfavorable mark-to-market activity on our commodity derivative instruments. These derivative instruments are intended to economically hedge future years’ commodity purchases; however, they were significantly impacted by financial market volatility during 2020. These drivers were partially offset by favorable price realization and favorable supply chain productivity.
Gross margin remained the same in 2020 compared with 2019. Increases were driven by the higher freight and logistics costs, additional plant costs, and unfavorable year-over-year mark-to-market impact from commodity derivative instruments. These factors were offset by favorable price realization and supply chain productivity.
Selling, Marketing and Administrative
2021 compared with 2020
Selling, marketing and administrative (“SM&A”) expenses increased $110.4 million, or 5.8%, in 2021 driven by increased corporate expenses. Total advertising and related consumer marketing expenses decreased 0.2% driven by lower advertising in our North America Confectionery segment. SM&A expenses, excluding advertising and related consumer marketing, increased approximately 9.2% in 2021 driven by higher compensation costs and investments in capabilities and technology.
2020 compared with 2019
SM&A expenses decreased $15.0 million or 0.8% in 2020. Total advertising and related consumer marketing expenses decreased 2.0% driven by media cost efficiencies and select brand investment optimization related to COVID-19 in our International segment. SM&A expenses, excluding advertising and related consumer marketing, decreased approximately 0.1% in 2020 due to savings in travel and meeting expenses related to COVID-19 travel restrictions and project timing shifts.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 25

Long-Lived and Intangible Asset Impairment Charges
In 2021, we recorded no impairments charges. In 2020 and 2019, we recorded the following impairment charges:

For the year ended December 31,	2020	2019
In millions of dollars
Adjustment to disposal group (1)	$6.2	$2.7
Other asset write-down (2)	2.9	—
Customer relationship and trademark intangible assets (3)	—	100.1
Other long-lived assets not held for sale (4)	—	9.7
Long-lived and intangible asset impairment charges	$9.1	$112.5
(1)In connection with our LSFC disposal group, which was previously classified as held for sale during 2020 and 2019, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers. The sale of the LSFC joint venture was completed in January 2021.
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
Business Realignment Activities
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. In 2021, 2020 and 2019 , we recorded business realignment costs of $3.5 million, $18.5 million and $8.1 million, respectively. The 2021 and 2020 costs related primarily to the International Optimization Program, a program focused on optimizing our China operating model to improve our operational efficiency and provide for a strong, sustainable and simplified base going forward. The 2019 costs related primarily to the Margin for Growth Program, a program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as described in Note 9 to the Consolidated Financial Statements.
Operating Profit and Operating Profit Margin
2021 compared with 2020
Operating profit increased 14.6% in 2021 compared with 2020 due primarily to higher gross profit, lower business realignment costs and lower impairment charges, partially offset by higher SM&A in the 2021 period, as noted above. Operating profit margin increased to 22.8% in 2021 from 21.9% in 2020 driven by these same factors.
2020 compared with 2019
Operating profit increased 11.7% in 2020 compared with 2019 due primarily to higher gross profit, lower SM&A and lower impairment charges, partially offset by higher business realignment costs in the 2020 period, as noted above. Operating profit margin increased to 21.9% in 2020 from 20.0% in 2019 driven by these same factors.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 26

Interest Expense, Net
2021 compared with 2020
Net interest expense was $22.0 million lower in 2021 than in 2020. The decrease was due to lower average long-term debt balances in 2021 versus 2020, specifically resulting from $435 million of long-term debt repayments with varying maturity dates during 2021.
2020 compared with 2019
Net interest expense was $5.2 million higher in 2020 than in 2019. The increase was due to higher long-term debt balances in 2020 versus 2019, specifically due to $1.0 billion of notes issued in October 2019 and $1.0 billion of notes issued in May 2020.
Other (Income) Expense, Net
2021 compared with 2020
Other (income) expense, net totaled an expense of $119.1 million in 2021 versus an expense of $138.3 million in 2020. The decrease in the net expense was primarily due to lower write-downs on equity investments qualifying for historic and renewable energy tax credits, in addition to lower non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans during 2021 compared to the 2020 period.
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
Income Taxes and Effective Tax Rate
2021 compared with 2020
Our effective income tax rate was 17.5% for 2021 compared with 14.7% for 2020. Relative to the 21% statutory rate, the 2021 effective tax rate benefited from investment tax credits, partially offset by incremental tax reserves incurred as a result of an adverse ruling in connection with a non-U.S. tax litigation matter, as well as state taxes. The 2020 effective rate, relative to the 21% statutory rate, benefited from investment tax credits and the benefit of employee share-based payments, partially offset by state taxes.
2020 compared with 2019
Our effective income tax rate was 14.7% for 2020 compared with 16.9% for 2019. Relative to the 21% statutory rate, the 2020 effective tax rate benefited from investment tax credits and the benefit of employee share-based payments, partially offset by state taxes. The 2019 effective rate, relative to the 21% statutory rate, was impacted by changes to foreign valuation allowances, a favorable foreign rate differential, investment tax credits and the benefit of employee share-based payments, which were partially offset by the impact of state taxes.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 27

Net Income Attributable to The Hershey Company and Earnings Per Share-diluted
2021 compared with 2020
Net income increased $198.8 million, or 15.5%, while EPS-diluted increased $1.00, or 16.4%, in 2021 compared with 2020. The increase in both net income and EPS-diluted was driven primarily by higher gross profit, partially offset by higher SM&A and higher income taxes in 2021. Our 2021 EPS-diluted also benefited from lower weighted-average shares outstanding as a result of share repurchases pursuant to our Board-approved repurchase programs.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 28

SEGMENT RESULTS
Since December 31, 2014, the Company has reported its operations through two segments: (i) North America and (ii) International and Other. After the completion of the Company’s acquisitions of Dot’s and Pretzels in December 2021, as described in Note 2 to the Consolidated Financial Statements, management of the Company has elected to begin reporting its operations through three reportable segments. Therefore, effective in the fourth quarter of 2021, the Company realigned its former two reportable segments into three reportable segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. We have retroactively reflected these changes in all historical periods presented.

The summary that follows provides a discussion of the results of operations of our three reportable segments: North America Confectionery, North America Salty Snacks and International. For segment reporting purposes, we use “segment income” to evaluate segment performance and allocate resources. Segment income excludes unallocated general corporate administrative expenses, unallocated mark-to-market gains and losses on commodity derivatives, business realignment and impairment charges, acquisition-related costs and other unusual gains or losses that are not part of our measurement of segment performance. These items of our operating income are largely managed centrally at the corporate level and are excluded from the measure of segment income reviewed by the CODM and used for resource allocation and internal management reporting and performance evaluation. Segment income and segment income margin, which are presented in the segment discussion that follows, are non-GAAP measures and do not purport to be alternatives to operating income as a measure of operating performance. We believe that these measures are useful to investors and other users of our financial information in evaluating ongoing operating profitability as well as in evaluating operating performance in relation to our competitors, as they exclude the activities that are not directly attributable to our ongoing segment operations.
Our segment results, including a reconciliation to our consolidated results, were as follows:

For the years ended December 31,	2021	2020	2019
In millions of dollars
Net Sales:
North America Confectionery	$7,682.4	$7,084.9	$6,815.1
North America Salty Snacks	555.4	438.2	410.0
International	733.5	626.6	761.2
Total	$8,971.3	$8,149.7	$7,986.3

Segment Income:
North America Confectionery	$2,475.9	$2,274.6	$2,120.2
North America Salty Snacks	100.7	75.8	50.8
International	74.2	—	50.6
Total segment income	2,650.8	2,350.4	2,221.6
Unallocated corporate expense (1)	614.9	520.7	532.6
Unallocated mark-to-market (gains) losses on commodity derivatives (2)	(24.4)	6.4	(28.6)
Long-lived and intangible asset impairment charges	—	9.1	112.5
Costs associated with business realignment activities	16.6	31.5	9.2
Operating profit	2,043.7	1,782.7	1,595.9
Interest expense, net	127.4	149.4	144.1
Other (income) expense, net	119.1	138.3	71.0
Income before income taxes	$1,797.2	$1,495.0	$1,380.8
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 29

North America Confectionery
The North America Confectionery segment is responsible for our chocolate and non-chocolate confectionery market position in the United States and Canada. This includes developing and growing our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. While a less significant component, this segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania; New York, New York; Las Vegas, Nevada; Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain trademarks and products to third parties around the world. North America Confectionery accounted for 85.6%, 86.9% and 85.3% of our net sales in 2021, 2020 and 2019, respectively. North America Confectionery results for the years ended December 31, 2021, 2020 and 2019 were as follows:

				Percent Change
For the years ended December 31,	2021	2020	2019	2021 vs 2020	2020 vs 2019
In millions of dollars
Net sales	$7,682.4	$7,084.9	$6,815.1	8.4%	4.0%
Segment income	2,475.9	2,274.6	2,120.2	8.8%	7.3%
Segment margin	32.2%	32.1%	31.1%
2021 compared with 2020
Net sales of our North America Confectionery segment increased $597.5 million, or 8.4%, in 2021 compared to 2020, reflecting a volume increase of 5.1% due to an increase in everyday core U.S. confection brands, a favorable price realization of 2.1% due to higher prices on certain products, a 0.9% benefit from the 2021 acquisition of Lily’s and a favorable impact from foreign currency exchange rates of 0.3%.
Our North America Confectionery segment also includes licensing and owned retail. At the onset of the pandemic, all Hershey’s Chocolate World stores were temporarily closed and subsequently re-opened in July 2020 with increased safety measures. This included the United States (3 locations), Niagara Falls (Ontario) and Singapore. As a result, our net sales increased approximately 37.4% during 2021 compared to 2020.
Our North America Confectionery segment income increased $201.3 million, or 8.8%, in 2021 compared to 2020, primarily due to favorable price realization and volume increases, partially offset by higher supply chain-related costs, higher freight and logistics costs, as well as unfavorable product mix.
2020 compared with 2019
Net sales of our North America Confectionery segment increased $269.8 million, or 4.0%, in 2020 compared to 2019, reflecting favorable price realization of 2.8% attributed to higher prices on certain products, a 0.9% benefit from net acquisitions and divestitures (predominantly driven by the 2019 acquisition of ONE Brands, partially offset by the 2020 divestitures of the Scharffen Berger and Dagoba brands), and a volume increase of 0.3% due to an increase in everyday core U.S. confection brands.
Our North America Confectionery segment also includes licensing and owned retail. At the onset of the pandemic, all Hershey’s Chocolate World stores were temporarily closed and subsequently re-opened in July 2020 with increased safety measures. This included the United States (3 locations), Niagara Falls (Ontario) and Singapore. As a result, our net sales decreased approximately 25.8% during 2020 compared to 2019.
Our North America Confectionery segment income increased $154.4 million, or 7.3%, in 2020 compared to 2019, primarily due to favorable price realization and volume increases, partially offset by higher supply chain-related costs, specifically, PPE costs, increased sanitation and wage incentives associated with COVID-19.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 30

North America Salty Snacks
The North America Salty Snacks segment is responsible for our grocery and snacks market positions, including our salty snacking products. North America Salty Snacks accounted for 6.2%, 5.4% and 5.1% of our net sales in 2021, 2020 and 2019, respectively. North America Salty Snacks results for the years ended December 31, 2021, 2020 and 2019 were as follows:

				Percent Change
For the years ended December 31,	2021	2020	2019	2021 vs 2020	2020 vs 2019
In millions of dollars
Net sales	$555.4	$438.2	$410.0	26.7%	6.9%
Segment income	100.7	75.8	50.8	32.8%	49.2%
Segment margin	18.1%	17.3%	12.4%
2021 compared with 2020
Net sales for our North America Salty Snacks segment increased $117.2 million, or 26.7%, in 2021 compared to 2020, reflecting a volume increase of 16.9% primarily related to SkinnyPop and Pirates Booty snacks, a favorable price realization of 5.7% due to higher prices on certain products and a 4.1% benefit from net acquisitions and divestitures driven by the 2021 acquisitions of Dot’s and Pretzels.
Our North America Salty Snacks segment income increased $24.9 million, or 32.8%, in 2021 compared to 2020, primarily due to favorable price realization and volume increases, partially offset by higher supply chain-related costs, higher freight and logistics costs, as well as unfavorable product mix.
2020 compared with 2019
Net sales for our North America Salty Snacks segment increased $28.2 million, or 6.9%, in 2020 compared to 2019, reflecting a volume increase of 10.6%, primarily related to SkinnyPop and Pirates Booty snacks, partially offset by a 3.7% negative impact from the 2020 Krave divestiture.
Our North America Salty Snacks segment income increased $25 million, or 49.2%, in 2020 compared to 2019, as a result of favorable volume increases.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 31

International
The International segment includes all other countries where we currently manufacture, import, market, sell or distribute chocolate and non-chocolate confectionery and other products. Currently, this includes our operations in Asia markets, Latin America, Europe, Africa and the Middle East, along with exports to these regions. International accounted for 8.2%, 7.7% and 9.5% of our net sales in 2021, 2020 and 2019, respectively. International results for the years ended December 31, 2021, 2020 and 2019 were as follows:

				Percent Change
For the years ended December 31,	2021	2020	2019	2021 vs 2020	2020 vs 2019
In millions of dollars
Net sales	$733.5	$626.6	$761.2	17.1%	(17.7)%
Segment income	74.2	—	50.6	NM	NM
Segment margin	10.1%	—%	6.6%
NM = not meaningful
2021 compared with 2020
Net sales of our International segment increased $106.9 million, or 17.1%, in 2021 compared to 2020, reflecting a favorable price realization of 12.1%, a volume increase of 4.2% and a favorable impact from foreign currency exchange rates of 0.8%. The volume increase was primarily attributed to solid marketplace growth in Mexico, India, and Brazil, where net sales increased by 39.0%, 23.9% and 21.3%, respectively. Our International segment also includes world travel retail, where net sales increased approximately 27.1%. These increases also benefited from a favorable impact from foreign currency exchange rates of 1.0%.
Our International segment income increased $74.2 million in 2021 compared to 2020 with the improvement primarily resulting from execution of our International Optimization Program in China, as we streamline and optimize our China operating model, as well as volume increases and favorable price realization.
2020 compared with 2019
Net sales of our International segment decreased $134.6 million, or 17.7%, in 2020 compared to 2019, reflecting a volume decline of 11.0%, an unfavorable impact from foreign currency exchange rates of 4.9% and an unfavorable price realization of 1.8%. The volume declines were attributed to significant sales declines in Mexico, China and world travel retail, where net sales decreased by 24.6%, 46.0% and 43.3%, respectively due to the implementation of quarantine protocols by local governments to mitigate the spread of COVID-19. Furthermore, net sales declines in China were also attributable to the commencement of the International Optimization Program.
Our International segment income decreased $50.6 million in 2020 compared to 2019. This decrease was driven by the lower level of net sales associated with the COVID-19 disruption.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 32

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
Unallocated corporate expense totaled $614.9 million in 2021 as compared to $520.7 million in 2020. The increase was primarily driven by higher incentive compensation, higher group insurance costs from COVID-19-related delays in preventive care and incremental investments in capabilities and technology.
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
Cash Flow Summary
The following table is derived from our Consolidated Statements of Cash Flows:

In millions of dollars	2021	2020	2019
Net cash provided by (used in):
Operating activities	$2,082.9	$1,699.6	$1,763.9
Investing activities	(2,222.8)	(531.3)	(780.5)
Financing activities	(681.1)	(499.2)	(1,081.4)
Effect of exchange rate changes on cash and cash equivalents	(5.1)	(7.0)	3.3
Less: Cash classified as assets held for sale	11.4	(11.4)	—
(Decrease) increase in cash and cash equivalents	$(814.7)	$650.7	$(94.7)
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
We generated cash of $2.1 billion from operating activities in 2021, an increase of $383.3 million compared to $1.7 billion in 2020. This increase in net cash provided by operating activities was mainly driven by the following factors:
•Net working capital (comprised of trade accounts receivable, inventory, accounts payable and accrued liabilities) generated cash of $47 million in 2021 and consumed cash of $166 million in 2020. This $213 million fluctuation was mainly driven by strong demand of U.S. inventories, specifically our everyday core U.S. confection brands and salty snack brands.
•Net income adjusted for non-cash charges to operations (including depreciation, amortization, stock-based compensation, deferred income taxes, long-lived and intangible asset charges, write-down of equity investments and other charges) resulted in $185 million of higher cash flow in 2021 relative to 2020.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 33

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
Pension and Post-Retirement Activity. We recorded net periodic benefit costs of $28.4 million, $34.5 million and $41.4 million in 2021, 2020 and 2019, respectively, relating to our benefit plans (including our defined benefit and other post retirement plans). The main drivers of fluctuations in expense from year to year are assumptions in formulating our long-term estimates, including discount rates used to value plan obligations, expected returns on plan assets, the service and interest costs and the amortization of actuarial gains and losses.
The funded status of our qualified defined benefit pension plans is dependent upon many factors, including returns on invested assets, the level of market interest rates and the level of funding. We contribute cash to our plans at our discretion, subject to applicable regulations and minimum contribution requirements. Cash contributions to our pension and post retirement plans totaled $51.1 million, $11.7 million and $20.1 million in 2021, 2020 and 2019, respectively.
Investing activities
Our principal uses of cash for investment purposes relate to purchases of property, plant and equipment and capitalized software, as well as acquisitions of businesses, partially offset by proceeds from sales of property, plant and equipment. We used cash of $2.2 billion for investing activities in 2021 compared to $531.3 million in 2020, with the increase in cash spend driven by higher levels of acquisition activity. We used cash of $780.5 million for investing activities in 2019, and the decrease in 2020 in cash spend was driven by no acquisition activity.
Primary investing activities include the following:
•Capital spending. Capital expenditures, including capitalized software, primarily to support our ERP system implementation, capacity expansion, innovation and cost savings, were $495.9 million in 2021, $441.6 million in 2020 and $318.2 million in 2019. Our 2021 expenditures increased compared to 2020 due to progress on capacity expansion projects and our ERP system implementation. Our 2020 expenditures were substantially higher than 2019 expenditures due to progress on our key strategic initiatives. We expect 2022 capital expenditures, including capitalized software, to approximate $550 million to $600 million. The increase in our 2022 capital expenditures is largely driven by our key strategic initiatives, including expanding the agility and capacity of the Company’s supply chain and building digital infrastructure across the enterprise. We intend to use our existing cash and internally generated funds to meet our 2022 capital requirements.
•Investments in partnerships qualifying for tax credits. We make investments in partnership entities that in turn make equity investments in projects eligible to receive federal historic and energy tax credits. We invested approximately $128.4 million in 2021, $87.2 million in 2020 and $80.2 million in 2019 in projects qualifying for tax credits.
•Business acquisitions. In 2021, we spent an aggregate $1.6 billion to acquire Lily's (June 2021), as well as Dot’s and Pretzels (December 2021). In 2020, we had no acquisition activity. In 2019, we spent $402.2 million to acquire ONE Brands.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 34

•Other investing activities. In 2021 and 2020, our other investing activities were minimal. In 2019, we generated $20.1 million of proceeds from the sale of property, plant and equipment and other long-lived assets. This included the sale of select Pennsylvania facilities and land for sales proceeds of approximately $27.6 million, resulting in a gain on the sale of $11.3 million.
Financing activities
Our cash flow from financing activities generally relates to the use of cash for purchases of our Common Stock and payment of dividends, offset by net borrowing activity and proceeds from the exercise of stock options. Financing activities in 2021 used cash of $681.1 million, compared to cash used of $499.2 million in 2020. We used cash of $1.1 billion for financing activities in 2019, primarily to fund acquisition activity.
The majority of our financing activity was attributed to the following:
•Short-term borrowings, net. In addition to utilizing cash on hand, we use short-term borrowings (commercial paper and bank borrowings) to fund seasonal working capital requirements and ongoing business needs. In 2021, we generated cash flow of $869.0 million predominantly through the issuance of short-term commercial paper. In 2020, we generated cash flow of $41.8 million due to an increase in short-term foreign bank borrowings. In 2019, we used $1.2 billion to reduce short-term commercial paper borrowings and short-term foreign bank borrowings. We utilized the proceeds from the issuance of long-term debt in October 2019 to repay outstanding commercial paper used to fund the ONE Brands acquisition.
•Long-term debt borrowings and repayments.  In February 2021 and May 2021, we repaid $84.7 million of 8.800% Debentures and $350 million of 3.100% Notes due upon their maturities, respectively. In May 2020, we issued $300 million of 0.900% Notes due in 2025, $350 million of 1.700% Notes due in 2030 and $350 million of 2.650% Notes due in 2050 (the “2020 Notes”). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989.9 million. Additionally, in May 2020 and December 2020, we repaid $350 million of 2.900% Notes and $350 million of 4.125% Notes due upon their maturities, respectively. In October 2019, we issued $300 million of 2.05% Notes due in 2024, $300 million of 2.45% Notes due in 2029 and $400 million of 3.125% Notes due in 2049 (the “2019 Notes”). Proceeds from the issuance of the 2019 Notes, net of discounts and issuance costs, totaled $989.6 million.
•Dividend payments. Total dividend payments to holders of our Common Stock and Class B Common Stock were $686.0 million in 2021, $640.7 million in 2020 and $610.3 million in 2019. Dividends per share of Common Stock increased 8.1% to $3.410 per share in 2021 compared to $3.154 per share in 2020, while dividends per share of Class B Common Stock increased 8.2% in 2021. Details regarding our 2021 cash dividends paid to stockholders are as follows:

	Quarter Ended
In millions of dollars except per share amounts	April 4, 2021	July 4, 2021	October 3, 2021	December 31, 2021
Dividends paid per share – Common stock	$0.804	$0.804	$0.901	$0.901
Dividends paid per share – Class B common stock	$0.731	$0.731	$0.819	$0.819
Total cash dividends paid	$162.7	$161.6	$180.9	$180.8
Declaration date	February 2, 2021	April 27, 2021	July 23, 2021	October 27, 2021
Record date	February 19, 2021	May 21, 2021	August 20, 2021	November 19, 2021
Payment date	March 15, 2021	June 15, 2021	September 15, 2021	December 15, 2021
•Share repurchases. We repurchase shares of Common Stock to offset the dilutive impact of treasury shares issued under our equity compensation plans. The value of these share repurchases in a given period varies based on the volume of stock options exercised and our market price. In addition, we periodically repurchase shares of Common Stock pursuant to Board-authorized programs intended to drive additional stockholder value. Details regarding our share repurchases are as follows:

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 35

In millions	2021	2020	2019
Shares repurchased in the open market under pre-approved share repurchase programs	$150.0	$150.0	$150.0
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	308.0	61.2	377.2
Cash used for total share repurchases	$458.0	$211.2	$527.2
Total shares repurchased under pre-approved share repurchase programs	0.9	1.0	1.4
In July 2018, our Board of Directors approved a $500 million share repurchase authorization. As of December 31, 2021, approximately $110 million remained available for repurchases of our Common Stock under this program. The share repurchase program does not have an expiration date. In May 2021, our Board of Directors approved an additional $500 million share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We expect 2022 share repurchases to be in line with our traditional buyback strategy.
•Proceeds from the exercise of stock options, including tax benefits. We received $33.2 million from employee exercises of stock options, net of employee taxes withheld from share-based awards in 2021. We received $25.5 million and $240.8 million in 2020 and 2019, respectively. Variances are driven primarily by the number of shares exercised and the share price at the date of grant.

Financial Condition
At December 31, 2021, our cash and cash equivalents totaled $329.3 million. At December 31, 2020, our cash and cash equivalents totaled $1.1 billion. Our cash and cash equivalents at the end of 2021 decreased $814.7 million compared to the 2020 year-end balance as a result of the uses of net cash outlined in the previous discussion.
Approximately 60% of the balance of our cash and cash equivalents at December 31, 2021 was held by subsidiaries domiciled outside of the United States. During 2021, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. For the remainder of the Company’s cash held by international subsidiaries, we intend to continue to reinvest the undistributed earnings indefinitely. We believe we have sufficient liquidity to satisfy our cash needs for at least the next 12 months, including our cash needs in the United States.
We maintain debt levels we consider prudent based on our cash flow, interest coverage ratio and percentage of debt to capital. We use debt financing to lower our overall cost of capital which increases our return on stockholders’ equity. Our total short- and long-term debt was $5.0 billion at December 31, 2021 and $4.6 billion at December 31, 2020. Our total debt increased in 2021 mainly due to the issuance of short-term commercial paper used to fund our 2021 acquisitions of Lily’s, Dot’s and Pretzels, partially offset by the repayment of $84.7 million Debentures that matured in February 2021 and $350 million Notes that matured in May 2021.
As a source of short-term financing, we maintain a $1.5 billion unsecured revolving credit facility with the option to increase borrowings by an additional $500 million with the consent of the lenders. As of December 31, 2021, the termination date of this agreement is July 2, 2024, however, we may extend the termination date for up to two additional one-year periods upon notice to the administrative agent under the facility. We may use these funds for general corporate purposes, including commercial paper backstop and business acquisitions. As of December 31, 2021, we had $680 million of available capacity under the agreement. The unsecured revolving credit agreement contains certain financial and other covenants, customary representations, warranties and events of default. We were in compliance with all covenants as of December 31, 2021.
In addition to the revolving credit facility, we maintain lines of credit in various currencies with domestic and international commercial banks. As of December 31, 2021, we had available capacity of $164 million under these lines of credit.
Furthermore, we have a current shelf registration statement filed with the SEC that allows for the issuance of an indeterminate amount of debt securities. Proceeds from the debt issuances and any other offerings under the current registration statement may be used for general corporate requirements, including reducing existing borrowings,

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 36

financing capital additions and funding contributions to our pension plans, future business acquisitions and working capital requirements.
Our ability to obtain debt financing at comparable risk-based interest rates is partly a function of our existing cash-flow-to-debt and debt-to-capitalization levels as well as our current credit rating.
We believe that our existing sources of liquidity are adequate to meet anticipated funding needs at comparable risk-based interest rates for the foreseeable future. Acquisition spending and/or share repurchases could potentially increase our debt. Operating cash flow and access to capital markets are expected to satisfy our various short- and long-term cash flow requirements, including acquisitions and capital expenditures.
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
Hershey Trust Company, as trustee for the trust established by Milton S. and Catherine S. Hershey that has as its sole beneficiary Milton Hershey School, maintains voting control over The Hershey Company. In addition, three representatives of Hershey Trust Company currently serve as members of the Company's Board. In performing their responsibilities on the Company’s Board, these representatives may from time to time exercise influence with regard to the ongoing business decisions of our Board or management. Hershey Trust Company, as trustee for the Trust, in its role as controlling stockholder of the Company, has indicated it intends to retain its controlling interest in The Hershey Company. The Company’s Board, and not the Hershey Trust Company board, is solely responsible and accountable for the Company’s management and performance.
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
Material Cash Requirements
The following table summarizes our future material cash requirements as of December 31, 2021:

	Payments due by Period
In millions of dollars	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt (primarily U.S. commercial paper)	$939.4	$939.4	$—	$—	$—
Long-term notes (excluding finance lease obligations)	4,043.6	—	1,050.0	1,100.0	1,893.6
Interest expense (1)	1,193.4	112.5	186.3	143.4	751.2
Operating lease obligations (2)	448.0	46.3	72.6	44.7	284.4
Finance lease obligations (3)	170.8	7.3	9.4	8.0	146.1
Unconditional purchase obligations (4)	2,205.4	1,742.1	438.3	25.0	—
Total obligations	$9,000.6	$2,847.6	$1,756.6	$1,321.1	$3,075.3
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 37

(4) Purchase obligations consist primarily of fixed commitments for the purchase of raw materials to be utilized in the normal course of business. Amounts presented included fixed price forward contracts and unpriced contracts that were valued using market prices as of December 31, 2021. The amounts presented in the table do not include items already recorded in accounts payable or accrued liabilities at year-end 2021, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Such amounts are part of normal operations and are reflected in historical operating cash flow trends. We do not believe such purchase obligations will adversely affect our liquidity position.
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
These obligations impact our liquidity and capital resource needs. To meet those cash requirements, we intend to use our existing cash and internally generated funds. To the extent necessary, we may also borrow under our existing unsecured revolving credit facility or under other short-term borrowings, and depending on market conditions and upon the significance of the cost of a particular Note maturity or acquisition to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our future short- and long-term cash requirements.
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
Recent Accounting Pronouncements
Information on recently adopted and issued accounting standards is included in Note 1 to the Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 38

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
Accrued Liabilities for Trade Promotion Activities
We promote our products with advertising, trade promotions and consumer incentives. These programs include, but are not limited to, discounts, coupons, rebates, in-store display incentives and volume-based incentives. We expense advertising costs and other direct marketing expenses as incurred. We recognize the costs of trade promotion and consumer incentive activities as a reduction to net sales along with a corresponding accrued liability based on estimates at the time of revenue recognition. These estimates are based on our analysis of the programs offered, historical trends, expectations regarding customer and consumer participation, sales and payment trends and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2021, 2020, and 2019, actual annual promotional costs have not deviated from the estimated amount by more than 3%. Our trade promotion and consumer incentive accrued liabilities totaled $174.0 million and $195.6 million at December 31, 2021 and 2020, respectively.
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
For accounting purposes, the defined benefit pension and OPEB plans require assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; expected salary increases; certain employee-related factors, such as turnover, retirement age and mortality; expected return on assets; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management’s best judgment regarding future expectations. Our related accounting policies, accounting balances and plan assumptions are discussed in Note 11 to the Consolidated Financial Statements.

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 39

long-term rate of return and the actual return realized. For 2021, we increased the expected return on plan assets assumption to 4.9% from the 4.8% assumption used during 2020. The historical average return (compounded annually) over the 20 years prior to December 31, 2021 was approximately 6.3%.

As of December 31, 2021, our primary plans had cumulative unrecognized investment and actuarial losses of approximately $201 million. We amortize the unrecognized net actuarial gains and losses in excess of the corridor amount, which is the greater of 10% of a respective plan’s projected benefit obligation or the fair market value of plan assets. These unrecognized net losses may increase future pension expense if not offset by (i) actual investment returns that exceed the expected long-term rate of investment returns, (ii) other factors, including reduced pension liabilities arising from higher discount rates used to calculate pension obligations or (iii) other actuarial gains when actual plan experience is favorable as compared to the assumed experience. A 100 basis point decrease or increase in the long-term rate of return on pension assets would correspondingly increase or decrease annual net periodic pension benefit expense by approximately $10 million.

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
A 100 basis point decrease (increase) in the weighted-average pension discount rate would increase (decrease) annual net periodic pension benefit expense by approximately $6 million and the December 31, 2021 pension liability would increase by approximately $97 million or decrease by approximately $83 million, respectively.
Pension income for defined benefit pension plans is expected to be approximately $2 million in 2021. Pension expense beyond 2022 will depend on future investment performance, our contributions to the pension trusts, changes in discount rates and various other factors related to the covered employees in the plans.
Other Post-Employment Benefit Plans
Changes in significant assumptions could affect consolidated expense and benefit obligations, particularly the discount rates used to calculate such obligations:
•Discount rate. The determination of the discount rate used to calculate the benefit obligations of the OPEB plans is discussed in the pension plans section above. A 100 basis point decrease (increase) in the discount rate assumption for these plans would not be material to the OPEB plans’ consolidated expense and the December 31, 2021 benefit liability would increase by approximately $23 million or decrease by approximately $19 million, respectively.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 40

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

Results of Impairment Tests

At December 31, 2021, the net book value of our goodwill totaled $2,633.2 million. As it relates to our 2021 annual testing performed at the beginning of the fourth quarter, we tested all of our reporting units using a qualitative assessment and determined that no quantitative testing was deemed necessary. Based on our testing, all of our reporting units had an excess fair value well over the their respective carrying values. There were no other events or circumstances that would indicate that impairment may exist. We had no goodwill impairment charges in 2021, 2020 or 2019.

In 2019, sales and operating performance associated with our Krave business were below expectations. In the fourth quarter of 2019, as part of a strategic review initiated by our leadership team, we updated our strategic forecast which projected underperformance related to the Krave business primarily due to mainstream brands driving category volume and an increase in the overall competitive landscape. We deemed this to be a triggering event requiring us to test our Krave long-lived asset group for impairment. Based on our assessment, we determined that the carrying value was not recoverable and calculated an impairment loss as the excess of the asset group’s carrying value over its fair value. Therefore, as a result of this testing, during the fourth quarter of 2019, we recorded an impairment charge totaling $100.1 million to write down the long-lived asset group, which predominantly consisted of customer relationship and trademark intangible assets.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 41

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
We believe it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, net of valuation allowances. Our valuation allowances are primarily related to U.S. capital loss carryforwards and various foreign jurisdictions’ net operating loss carryforwards and other deferred tax assets for which we do not expect to realize a benefit.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 42

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
Interest Rate Risk
In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity. Therefore, as of December 31, 2021 and December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. Prior to maturing in December 2020, the total notional amount of interest rate swaps was $350 million. The notional amount relates to fixed-to-floating interest rate swaps which convert a comparable amount of fixed-rate debt to variable rate debt. A hypothetical 100 basis point increase in interest rates applied to this variable-rate debt through its December 2020 maturity would have increased interest expense by approximately $3.2 million for 2020.
In addition, the total amount of short-term debt, net of cash, amounted to net debt of $610 million and net cash of $1.1 billion, respectively, at December 31, 2021 and 2020. A hypothetical 100 basis point increase in interest rates applied to this variable-rate short-term debt as of December 31, 2021 would have changed interest expense by approximately $2.4 million for 2021 and $8.6 million for 2020.
We consider our current risk related to market fluctuations in interest rates on our remaining debt portfolio, excluding fixed-rate debt converted to variable rates with fixed-to-floating instruments, to be minimal since this debt is largely long-term and fixed-rate in nature. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A 100 basis point increase in market interest rates would decrease the fair value of our fixed-rate long-term debt at December 31, 2021 and December 31, 2020 by approximately $319 million and $357 million, respectively. However, since we currently have no plans to repurchase our outstanding fixed-rate instruments before their maturities, the impact of market interest rate fluctuations on our long-term debt does not affect our results of operations or financial position.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 43

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
A summary of foreign currency forward exchange contracts and the corresponding amounts at contracted forward rates is as follows:

December 31,	2021		2020
	Contract Amount	Primary Currencies	Contract Amount	Primary Currencies
In millions of dollars
Foreign currency forward exchange contracts to purchase foreign currencies	$53.1	Euros Malaysian ringgit British pound	$45.4	Euros Malaysian ringgit Swiss Franc
Foreign currency forward exchange contracts to sell foreign currencies	$144.7	Canadian dollars Brazilian reals Japanese yen	$178.0	Canadian dollars Brazilian reals Mexican peso Japanese yen British pound
The fair value of foreign currency forward exchange contracts represents the difference between the contracted and current market foreign currency exchange rates at the end of the period. We estimate the fair value of foreign currency forward exchange contracts on a quarterly basis by obtaining market quotes of spot and forward rates for contracts with similar terms, adjusted where necessary for maturity differences. At December 31, 2021 and 2020, the net fair value of these instruments was an asset of $2.8 million and a liability of $3.1 million, respectively. In addition, assuming an unfavorable 10% change in year-end foreign currency exchange rates, the fair value of these instruments would have declined by $24.8 million and $25.6 million, respectively, generally offset by a reduction in foreign exchange associated with our transactional activities.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 44

Commodities—Price Risk Management and Futures Contracts
Our most significant raw material requirements include cocoa products, sugar, corn products, dairy products, peanuts and almonds. The cost of cocoa products and prices for related futures contracts and costs for certain other raw materials historically have been subject to wide fluctuations attributable to a variety of factors. These factors include:

•Commodity market fluctuations;
•Foreign currency exchange rates;
•Imbalances between supply and demand;
•Rising levels of inflation related to domestic and global economic conditions or supply chain issues;
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

We use futures and options contracts and other commodity derivative instruments in combination with forward purchasing of cocoa products, sugar, corn products, certain dairy products, wheat products, natural gas and diesel fuel primarily to mitigate price volatility and provide visibility to future costs within our supply chain. Currently, active futures contracts are not available for use in pricing our other major raw material requirements, primarily peanuts and almonds. We attempt to minimize the effect of future raw material and energy price fluctuations by using derivatives and forward purchasing to cover future manufacturing requirements generally for 3 to 24 months. However, dairy futures liquidity is not as developed as many of the other commodity futures markets and, therefore, it can be difficult to hedge dairy costs for extended periods of time. We use diesel fuel futures to minimize price fluctuations associated with our transportation costs. Our commodity procurement practices are intended to mitigate price volatility and provide visibility to future costs, but also may potentially limit our ability to benefit from possible price decreases. Our costs for major raw materials will not necessarily reflect market price fluctuations because of our forward purchasing and hedging practices.
Cocoa Products
During 2021, average cocoa futures contract prices increased 2.7% compared with 2020 and traded in a narrow range between $1.04 and $1.27 per pound, based on the Intercontinental Exchange futures contract. Strong global production growth more than offset a firmer consumption picture with a corresponding increase in global stocks, especially in the United States. While the global surplus weighed on the price outlook for the first half of 2021, concerns over the next main crop, owing to early pod counts and below average rainfall, underpinned prices through year-end. The table below shows annual average cocoa futures prices and the highest and lowest monthly averages for each of the calendar years indicated. The prices reflect the monthly averages of the quotations at noon of the three active futures trading contracts closest to maturity on the Intercontinental Exchange.

	Cocoa Futures Contract Prices (dollars per pound)
	2021	2020	2019	2018	2017
Annual Average	$1.14	$1.11	$1.03	$1.06	$0.91
High	1.27	1.29	1.14	1.23	0.99
Low	1.04	1.00	0.90	0.88	0.87
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 45

Sugar
The price of sugar is subject to price supports under U.S. farm legislation. Such legislation establishes import quotas and duties to support the price of sugar. As a result, sugar prices paid by users in the U.S. are currently higher than prices on the world sugar market. The U.S. delivered east coast refined sugar prices traded in a range from $0.45 to $0.58 per pound during 2021. Prices were historically high throughout 2021 due to lack of imports by the U.S. government resulting in an extremely tight domestic raw sugar market.
Corn Products
We use corn futures to price our corn sweetener product requirements. A strong rebound in ethanol production, along with continued strong exports, drove prices higher in 2021. Corn prices traded in a range from $4.84 to $7.32 per bushel during 2021.
Dairy Products
During 2021 prices for fluid dairy milk ranged from a low of $13.19 per pound to a high of $19.88 per pound, on a Class IV milk basis. Fluid dairy milk prices were higher than 2020, driven by declines in U.S. milk production and higher dairy demand.
Wheat Products
In 2021 we began utilizing soft and hard wheat futures as a risk management tool for our flour purchasing. Poor U.S. weather impacted production and resulted in lower stocks and higher prices compared to 2020. Hard wheat prices traded in the range of $5.62 to $8.84 per bushel during 2021, while soft wheat prices traded in the range of $5.99 to $8.67 per bushel during 2021.
Peanuts and Almonds
Peanut prices in the U.S. ranged from a low of $0.53 per pound to a high of $0.55 per pound during 2021. Prices rose this year due strong demand and tight supply. Almond prices began the year at $2.03 per pound and closed the year at $2.85 per pound during 2021. Persistent drought and concerns over the 2021 almond crop size drove price volatility.
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
Commodity Sensitivity Analysis
Our open commodity derivative contracts had a notional value of $313.2 million as of December 31, 2021 and $279.8 million as of December 31, 2020. At the end of 2021, the potential change in fair value of commodity derivative instruments, assuming a 10% decrease in the underlying commodity price, would have increased our net unrealized losses in 2021 by $34.8 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 46

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 47

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Hershey Company (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 48

Valuation of Accrued Liabilities for Trade Promotion Activities

Description of the Matter
The unsettled portion of the Company’s obligation for trade promotion activities at December 31, 2021 was $174.0 million. As discussed in Note 1 of the consolidated financial statements, the Company promotes its products through programs such as, but not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The Company recognizes the estimated costs of these trade promotion activities as a component of variable consideration when determining the transaction price. The unsettled portion of the Company’s obligation for trade promotion activities is included in accrued liabilities in the consolidated balance sheet.

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 49

Valuation of Identifiable Intangible Assets in Business Acquisitions

Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company completed the acquisitions of Lily’s Sweets, LLC on June 25, 2021 for net consideration of $427.2 million, Dot’s Pretzels, LLC on December 13, 2021 for net consideration of $894.2 million, and Pretzels Inc. on December 14, 2021 for net consideration of $304.5 million in transactions that were accounted for as business combinations (collectively, “the Business Acquisitions”).

Auditing the Company’s accounting for the Business Acquisitions was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of acquired identifiable intangible assets, which principally consisted of trademarks with an estimated fair value of $493.9 million in aggregate and customer relationships with an estimated fair value of $300.3 million in aggregate. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair values to underlying assumptions about the future performance of the Business Acquisitions and due to the limited historical data on which those assumptions were based. The Company used a discounted cash flow model to measure these acquired identifiable intangible assets. The significant assumptions used to estimate the fair value of the trademarks and customer relationships included discount rates, royalty rates, customer attrition rates, and certain significant assumptions that formed the basis of projected cash flows, including forecasted revenue growth rates and operating margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

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

To test the estimated fair value of the acquired trademarks and customer relationships, we performed audit procedures that included, among others, evaluating the Company’s selection of valuation methods and testing the models and significant assumptions discussed above, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market, and economic trends and to the historical results of the Business Acquisitions. We also performed sensitivity analyses of these significant assumptions to evaluate the changes in the fair value of the acquired identifiable intangible assets that would result from changes in the assumptions. We involved our valuation specialists to assist in evaluating the significant assumptions and methodologies used by the Company.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2016.

Philadelphia, Pennsylvania
February 18, 2022
.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of The Hershey Company
Opinion on Internal Control over Financial Reporting

We have audited The Hershey Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Hershey Company (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lily’s Sweets, LLC, Dot’s Pretzels, LLC, or Pretzels Inc. (collectively, “the Acquired Companies”) which are included in the 2021 consolidated financial statements of the Company and constituted 17.1% of total assets as of December 31, 2021 and 0.9% of net sales for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the Acquired Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 18, 2022 expressed an unqualified opinion thereon.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 51

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

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 18, 2022

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 52

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

For the years ended December 31,	2021	2020	2019
Net sales	$8,971,337	$8,149,719	$7,986,252
Cost of sales	4,922,739	4,448,450	4,363,774
Gross profit	4,048,598	3,701,269	3,622,478
Selling, marketing and administrative expense	2,001,351	1,890,925	1,905,929
Long-lived and intangible asset impairment charges	—	9,143	112,485
Business realignment costs	3,525	18,503	8,112
Operating profit	2,043,722	1,782,698	1,595,952
Interest expense, net	127,417	149,374	144,125
Other (income) expense, net	119,081	138,327	71,043
Income before income taxes	1,797,224	1,494,997	1,380,784
Provision for income taxes	314,405	219,584	234,032
Net income including noncontrolling interest	1,482,819	1,275,413	1,146,752
Less: Net gain (loss) attributable to noncontrolling interest	5,307	(3,295)	(2,940)
Net income attributable to The Hershey Company	$1,477,512	$1,278,708	$1,149,692

Net income per share—basic:
Common stock	$7.34	$6.30	$5.64
Class B common stock	$6.68	$5.72	$5.12

Net income per share—diluted:
Common stock	$7.11	$6.11	$5.46
Class B common stock	$6.66	$5.71	$5.10

Dividends paid per share:
Common stock	$3.410	$3.154	$2.990
Class B common stock	$3.100	$2.866	$2.716

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 53

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the years ended December 31,
	2021			2020			2019
	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After-Tax Amount
Net income including noncontrolling interest			$1,482,819			$1,275,413			$1,146,752
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation (losses) gains during period	$(1,500)	$—	(1,500)	$(13,767)	$—	(13,767)	$13,141	$—	13,141
Reclassification to earnings due to the sale of businesses	5,249	—	5,249	—	—	—	—	—	—
Pension and post-retirement benefit plans:
Net actuarial gain (loss)	67,728	(13,929)	53,799	(39,455)	9,351	(30,104)	(9,315)	2,273	(7,042)
Reclassification to earnings	32,092	(8,067)	24,025	33,326	(8,240)	25,086	31,341	(8,256)	23,085
Cash flow hedges:
(Losses) gains on cash flow hedging derivatives	(1,551)	(2,989)	(4,540)	(780)	1,880	1,100	(2,515)	857	(1,658)
Reclassification to earnings	18,117	(1,034)	17,083	7,779	(3,156)	4,623	8,404	(2,949)	5,455
Total other comprehensive income (loss), net of tax	$120,135	$(26,019)	94,116	$(12,897)	$(165)	(13,062)	$41,056	$(8,075)	32,981
Total comprehensive income including noncontrolling interest			$1,576,935			$1,262,351			$1,179,733
Comprehensive gain (loss) attributable to noncontrolling interest			10,556			(2,241)			(2,773)
Comprehensive income attributable to The Hershey Company			$1,566,379			$1,264,592			$1,182,506

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 54

THE HERSHEY COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

December 31,	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$329,266	$1,143,987
Accounts receivable—trade, net	671,464	615,233
Inventories	988,511	964,207
Prepaid expenses and other	256,965	254,478
Total current assets	2,246,206	2,977,905
Property, plant and equipment, net	2,586,187	2,285,255
Goodwill	2,633,174	1,988,215
Other intangibles	2,037,588	1,295,214
Other non-current assets	868,203	555,887
Deferred income taxes	40,873	29,369
Total assets	$10,412,231	$9,131,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$692,338	$580,058
Accrued liabilities	855,638	781,766
Accrued income taxes	3,070	17,051
Short-term debt	939,423	74,041
Current portion of long-term debt	2,844	438,829
Total current liabilities	2,493,313	1,891,745
Long-term debt	4,086,627	4,089,755
Other long-term liabilities	787,058	683,434
Deferred income taxes	288,004	229,028
Total liabilities	7,655,002	6,893,962

Stockholders’ equity:
The Hershey Company stockholders’ equity
Preferred stock, shares issued: none in 2021 and 2020	—	—
Common stock, shares issued: 160,939,248 in 2021 and 2020	160,939	160,939
Class B common stock, shares issued: 60,613,777 in 2021 and 2020	60,614	60,614
Additional paid-in capital	1,260,331	1,191,200
Retained earnings	2,719,936	1,928,673
Treasury—common stock shares, at cost: 15,444,011 in 2021 and 13,325,898 in 2020	(1,195,376)	(768,992)
Accumulated other comprehensive loss	(249,215)	(338,082)
Total—The Hershey Company stockholders’ equity	2,757,229	2,234,352
Noncontrolling interest in subsidiary	—	3,531
Total stockholders’ equity	2,757,229	2,237,883
Total liabilities and stockholders’ equity	$10,412,231	$9,131,845

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 55

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

For the years ended December 31,	2021	2020	2019
Operating Activities
Net income including noncontrolling interest	$1,482,819	$1,275,413	$1,146,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	315,002	294,907	291,544
Stock-based compensation expense	66,711	57,584	51,899
Deferred income taxes	13,374	26,880	(15,072)
Impairment of long-lived and intangible assets (see Note 6)	—	9,143	112,485
Write-down of equity investments	113,756	125,579	50,457
Other	96,016	113,470	57,426
Changes in assets and liabilities, net of business acquisitions and divestitures:
Accounts receivable—trade, net	(14,642)	(55,537)	40,252
Inventories	21,457	(151,918)	(21,194)
Prepaid expenses and other current assets	8,619	2,493	13,593
Accounts payable and accrued liabilities	39,732	41,470	41,101
Accrued income taxes	(29,682)	(16,158)	(9,544)
Contributions to pension and other benefit plans	(51,100)	(11,671)	(20,134)
Other assets and liabilities	20,822	(11,998)	24,308
Net cash provided by operating activities	2,082,884	1,699,657	1,763,873
Investing Activities
Capital additions (including software)	(495,877)	(441,626)	(318,192)
Equity investments in tax credit qualifying partnerships	(128,417)	(87,211)	(80,230)
Business acquisitions, net of cash and cash equivalents acquired	(1,601,073)	—	(402,160)
Other investing activities	2,539	(2,443)	20,102
Net cash used in investing activities	(2,222,828)	(531,280)	(780,480)
Financing Activities
Net increase (decrease) in short-term debt	869,030	41,759	(1,168,205)
Long-term borrowings, net of debt issuance costs	—	989,876	989,618
Repayment of long-term debt and finance leases	(439,444)	(704,467)	(6,151)
Cash dividends paid	(685,987)	(640,732)	(610,312)
Repurchase of common stock	(457,946)	(211,196)	(527,211)
Exercise of stock options	33,211	25,532	240,806
Net cash used in financing activities	(681,136)	(499,228)	(1,081,455)
Effect of exchange rate changes on cash and cash equivalents	(5,075)	(6,990)	3,326
(Decrease) increase in cash and cash equivalents, including cash classified as held for sale	(826,155)	662,159	(94,736)
Less: Decrease (increase) in cash and cash equivalents classified as held for sale	11,434	(11,434)	—
Net (decrease) increase in cash and cash equivalents	(814,721)	650,725	(94,736)
Cash and cash equivalents, beginning of period	1,143,987	493,262	587,998
Cash and cash equivalents, end of period	$329,266	$1,143,987	$493,262
Supplemental Disclosure
Interest paid	$127,726	$150,930	$139,504
Income taxes paid	275,171	215,491	238,067

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 56

THE HERSHEY COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock	Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Common Stock	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Subsidiaries	Total Stockholders’ Equity
Balance, January 1, 2019	$—	$299,287	$60,614	$982,205	$7,032,020	$(6,618,625)	$(356,780)	$8,545	$1,407,266
Net income (loss)					1,149,692			(2,940)	1,146,752
Other comprehensive income							32,814	167	32,981
Dividends (including dividend equivalents):
Common Stock, $2.990 per share					(445,618)				(445,618)
Class B Common Stock, $2.716 per share					(164,627)				(164,627)
Stock-based compensation				50,732					50,732
Exercise of stock options and incentive-based transactions				109,273		131,533			240,806
Repurchase of common stock						(527,211)			(527,211)
Retirement of treasury common stock		(138,348)			(6,284,919)	6,423,267			—
Impact of ASU 2016-02 related to leases					3,913				3,913
Balance, December 31, 2019	—	160,939	60,614	1,142,210	1,290,461	(591,036)	(323,966)	5,772	1,744,994
Net income (loss)					1,278,708			(3,295)	1,275,413
Other comprehensive (loss) income							(14,116)	1,054	(13,062)
Dividends (including dividend equivalents):
Common Stock, $3.154 per share					(466,777)				(466,777)
Class B Common Stock, $2.866 per share					(173,719)				(173,719)
Stock-based compensation				56,698					56,698
Exercise of stock options and incentive-based transactions				(7,708)		33,240			25,532
Repurchase of common stock						(211,196)			(211,196)
Balance, December 31, 2020	—	160,939	60,614	1,191,200	1,928,673	(768,992)	(338,082)	3,531	2,237,883
Net income					1,477,512			5,307	1,482,819
Other comprehensive income							88,867	5,249	94,116
Dividends (including dividend equivalents):
Common Stock, $3.410 per share					(498,346)				(498,346)
Class B Common Stock, $3.100 per share					(187,903)				(187,903)
Stock-based compensation				67,482					67,482
Exercise of stock options and incentive-based transactions				1,649		31,562			33,211
Repurchase of common stock						(457,946)			(457,946)
Divestiture of noncontrolling interest								(1,436)	(1,436)
Distributions to joint venture partner								(8,750)	(8,750)
Other								(3,901)	(3,901)
Balance, December 31, 2021	$—	$160,939	$60,614	$1,260,331	$2,719,936	$(1,195,376)	$(249,215)	$—	$2,757,229

See Notes to Consolidated Financial Statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 57

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except share data or if otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
The Hershey Company together with its wholly-owned subsidiaries and entities in which it has a controlling interest, (the “Company,” “Hershey,” “we” or “us”) is a global confectionery leader known for its branded portfolio of chocolate, sweets, mints and other great tasting snacks. The Company has more than 100 brands worldwide including such iconic brand names as Hershey’s, Reese’s, Kisses, Jolly Rancher and Ice Breakers, which are marketed, sold and distributed in approximately 80 countries worldwide. Hershey’s structure is designed to ensure continued focus on North America, coupled with an emphasis on profitable growth in our focus international markets. Since December 31, 2014, the Company has reported its operations through two segments: (i) North America and (ii) International and Other. After the completion of the Company’s acquisitions of Dot’s Pretzels, LLC (“Dot’s”) and Pretzels Inc.(“Pretzels”) in December 2021, management of the Company has elected to begin reporting its operations through three reportable segments. Therefore, effective in the fourth quarter of 2021, the Company realigned its former two reportable segments into three reportable segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International. For additional information on our segment presentation, see Note 13.
Basis of Presentation
Our consolidated financial statements include the accounts of The Hershey Company and its majority-owned or controlled subsidiaries. Intercompany transactions and balances have been eliminated. We have a controlling financial interest if we own a majority of the outstanding voting common stock and minority shareholders do not have substantive participating rights, we have significant control through contractual or economic interests in which we are the primary beneficiary or we have the power to direct the activities that most significantly impact the entity's economic performance. We use the equity method of accounting when we have a 20% to 50% interest in other companies and exercise significant influence. See Note 14 for information on our noncontrolling interest, which was divested in January 2021. In addition, we use the equity method of accounting for our investments in partnership entities which make equity investments in projects eligible to receive federal historic and energy tax credits. See Note 10 for additional information on our equity investments in partnership entities qualifying for tax credits. Other investments that are not controlled, and over which we do not have the ability to exercise significant influence, are accounted for under the cost method. Both equity and cost method investments are included as Other non-current assets in the Consolidated Balance Sheets. For additional information on our investments in unconsolidated affiliates, see Note 8.
COVID-19
On March 11, 2020, the World Health Organization designated coronavirus disease 2019 (“COVID-19”) as a global pandemic. We continue to actively monitor COVID-19 and its potential impact on our operations and financial results. Employee health and safety remains our first priority while we continue our efforts to support community food supplies. Since the onset of COVID-19, there has been minimal disruption to our supply chain network, and all our manufacturing plants are currently open. However, during 2021, continued strong demand for consumer goods and the effects of COVID-19 mitigation strategies have led to broad-based supply chain disruptions across the U.S. and globally, including inflation on many consumer products, labor shortages and demand outpacing supply. We are working closely with our business units, contract manufacturers, distributors, contractors and other external business partners to minimize the potential impact on our business.
The ultimate impact that COVID-19 will have on our consolidated financial statements remains uncertain and ultimately will be dictated by the length and severity of the pandemic, including broad-based supply chain disruptions, rising levels of inflation, the spread of COVID-19 variants or resurgences, as well as the economic recovery and actions taken in response by local, state and national governments around the world, including the distribution of vaccinations. We will continue to evaluate the nature and extent of these potential and evolving impacts to our business and consolidated financial statements.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 58

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
Our trade promotional programs and consumer incentives are used to promote our products and include, but are not limited to, discounts, coupons, rebates, in-store display incentives, and volume-based incentives. The estimated costs associated with these programs and incentives are based upon our analysis of the programs offered, expectations regarding customer and consumer participation, historical sales and payment trends, and our experience with payment patterns associated with similar programs offered in the past. The estimated costs of these programs are reasonably likely to change in future periods due to changes in trends with regard to customer and consumer participation, particularly for new programs and for programs related to the introduction of new products. Differences between estimated expense and actual program performance are recognized as a change in estimate in a subsequent period and are normally not significant. During 2021, 2020 and 2019, actual promotional costs have not deviated from the estimated amount by more than 3%. The Company’s unsettled portion remaining in accrued liabilities at year-end for these activities was $174,046 and $195,563 at December 31, 2021 and 2020, respectively.
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
The majority of our products are confectionery or confectionery-based and, therefore, exhibit similar economic characteristics, as they are based on similar ingredients and are marketed and sold through the same channels to the same customers. In connection with our recent acquisitions, we have expanded our portfolio of salty snacking products, which also exhibit similar economic characteristics to our confectionery products and are sold through the same channels to the same customers. See Note 13 for revenues reported by geographic segment, which is consistent with how we organize and manage our operations, as well as product line net sales information.
In 2021, 2020 and 2019, approximately 30%, 31% and 30%, respectively, of our consolidated net sales were made to McLane Company, Inc., one of the largest wholesale distributors in the United States to convenience stores, drug stores, wholesale clubs and mass merchandisers and the primary distributor of our products to Wal-Mart Stores, Inc.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 59

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
Selling, Marketing and Administrative Expense
Selling, marketing and administrative expense (“SM&A”) represents costs incurred in generating revenues and in managing our business. Such costs include advertising and other marketing expenses, selling expenses, research and development costs, administrative and other indirect overhead costs, amortization of capitalized software and intangible assets and depreciation of administrative facilities.  Research and development costs, charged to expense as incurred, totaled $40,107 in 2021, $37,577 in 2020 and $37,146 in 2019. Advertising expense is also charged to expense as incurred and totaled $511,798 in 2021, $516,936 in 2020 and $513,302 in 2019. There was no prepaid advertising expense as of December 31, 2021 and $705 as of December 31, 2020.
Cash Equivalents
Cash equivalents consist of highly liquid debt instruments, time deposits and money market funds with original maturities of three months or less. The fair value of cash and cash equivalents approximates the carrying amount.
Accounts Receivable—Trade
In the normal course of business, we extend credit to customers that satisfy pre-defined credit criteria, based upon the results of our recurring financial account reviews and our evaluation of current and projected economic conditions. Our primary concentration of credit risk is associated with McLane Company, Inc., one customer served principally by our North America Confectionery segment. As of December 31, 2021, McLane Company, Inc. accounted for approximately 27% of our total accounts receivable. No other customer accounted for more than 10% of our year-end accounts receivable. We believe that we have little concentration of credit risk associated with the remainder of our customer base. Accounts receivable-trade in the Consolidated Balance Sheets is presented net of allowances for bad debts and anticipated discounts of $28,837 and $24,975 at December 31, 2021 and 2020, respectively.
Inventories
Inventories are valued at the lower of cost or market value, adjusted for the value of inventory that is estimated to be excess, obsolete or otherwise unsaleable. As of December 31, 2021, approximately 60% of our inventories, representing the majority of our United States (“U.S.”) inventories, were valued under the last-in, first-out (“LIFO”) method. The remainder of our inventories in the U.S. and inventories for our international businesses were valued at the lower of first-in, first-out (“FIFO”) cost or net realizable value. LIFO cost of inventories valued using the LIFO method was $589,850 as of December 31, 2021 and $606,282 as of December 31, 2020. The adjustment to LIFO, as shown in Note 18, approximates the excess of replacement cost over the stated LIFO inventory value. The net impact of LIFO acquisitions and liquidations was not material to 2021, 2020 or 2019.
Property, Plant and Equipment
Property, plant and equipment is stated at cost and depreciated on a straight-line basis over the estimated useful lives of the assets, as follows: 3 to 15 years for machinery and equipment; and 25 to 40 years for buildings and related improvements. At December 31, 2021 and December 31, 2020, property, plant and equipment included assets under finance lease arrangements with net book values totaling $72,496 and $88,065, respectively. Total depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $230,638, $219,021 and $218,096, respectively, and included depreciation on assets recorded under finance lease arrangements. Maintenance and repairs are expensed as incurred. We capitalize applicable interest charges incurred during the construction of new facilities and production lines and amortize these costs over the assets’ estimated useful lives.
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We measure the recoverability of assets to be held and used by a comparison of the carrying amount of long-lived assets to future undiscounted net cash flows expected to be generated.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 60

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
The unamortized amount of capitalized software totaled $260,656 and $187,673 at December 31, 2021 and 2020, respectively. We amortize software costs using the straight-line method over the expected life of the software, generally 3 to 7 years. Accumulated amortization of capitalized software was $321,939 and $360,579 as of 2021 and 2020, respectively. Such amounts are recorded within other assets in the Consolidated Balance Sheets.
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
The cost of intangible assets with finite useful lives is amortized on a straight-line basis. Our finite-lived intangible assets consist primarily of certain trademarks, customer-related intangible assets and patents obtained through business acquisitions. The weighted-average amortization period for our finite-lived intangible assets is approximately 30 years, which is primarily driven by recently acquired trademarks. If certain events or changes in operating conditions indicate that the carrying value of these assets, or related asset groups, may not be recoverable, we perform an

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 61

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
For derivatives designated as hedges, we assess, both at the hedge’s inception and on an ongoing basis, whether they are highly effective in offsetting changes in fair values or cash flows of hedged items. The ineffective portion, if any, is recorded directly in earnings. In addition, if we determine that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we discontinue hedge accounting prospectively.
We do not hold or issue derivative instruments for trading or speculative purposes and are not a party to any instruments with leverage or prepayment features.
Cash flows related to the derivative instruments we use to manage interest, commodity or other currency exposures are classified as operating activities.
Recent Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans, which modifies the disclosure requirements for defined benefit pension plans and other post-retirement plans. ASU 2018-14 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The amendments in this ASU should be applied on a retrospective basis to all periods presented. We elected to early adopt the provisions of this ASU in the fourth quarter of 2019. Adoption of the new standard did not have a material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU modifies the measurement of expected credit losses of certain financial instruments. ASU 2016-13 is effective for annual periods beginning after December 15, 2019 and interim

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 62

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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The amendments in this ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted the provisions of this ASU in the first quarter of 2020 on a prospective basis. Adoption of the new standard did not have a material impact on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU is intended to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. Entities may apply this ASU upon issuance through December 31, 2022 on a prospective basis. We intend to early adopt the provisions of this ASU in the first quarter of 2022. Adoption of the new standard is not expected to have a material impact on our consolidated financial statements.
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This ASU requires an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (Topic 606) rather than adjust them to fair value at the acquisition date. ASU 2021-08 is effective for annual periods beginning after December 15, 2022 and interim periods within those annual periods. This ASU should be applied prospectively to business combinations occurring on or after the date of adoption. Evaluation of this new standard is dependent on multiple circumstances including the timing and complexity of completed business combinations. As a result, we intend to adopt the provisions of this ASU in the first quarter of 2023.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 63

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
No other new accounting pronouncement issued or effective during the fiscal year had or is expected to have a material impact on our consolidated financial statements or disclosures.
2. BUSINESS ACQUISITIONS AND DIVESTITURES
Acquisitions of businesses are accounted for as business combinations and, accordingly, the results of operations of the businesses acquired have been included in the consolidated financial statements since the respective dates of the acquisitions. The purchase price for each acquisition is allocated to the assets acquired and liabilities assumed.
In conjunction with acquisitions noted below, we used various valuation techniques to determine fair value of the assets acquired, with the primary techniques being discounted cash flow analysis, relief-from-royalty, a form of the multi-period excess earnings and the with-and-without valuation approaches, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. Inputs to these valuation approaches require significant judgment including: (i) forecasted sales, growth rates and customer attrition rates, (ii) forecasted operating margins, (iii) royalty rates and discount rates used to present value future cash flows, (iv) the amount of synergies expected from the acquisition, (v) the economic useful life of assets and (vi) the evaluation of historical tax positions. In certain acquisitions, historical data is limited, therefore, we base our estimates and assumptions on budgets, business plans, economic projections, anticipated future cash flows and marketplace data.
2021 Activity
Pretzels Inc.
On December 14, 2021, we completed the acquisition of Pretzels Inc. (“Pretzels”), previously a privately held company that manufactures and sells pretzels and other salty snacks for other branded products and private labels in the United States. Pretzels is an industry leader in the pretzel category with a product portfolio that includes filled, gluten free and seasoned pretzels, as well as extruded snacks that complements Hershey’s snacks portfolio. Based in Bluffton, Indiana, Pretzels operates three manufacturing locations in Indiana and Kansas. Pretzels provides Hershey deep pretzel category and product expertise and the manufacturing capabilities to support brand growth and future pretzel innovation. The initial cash consideration paid for Pretzels totaled $304,477 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Pretzels acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Pretzels has been included within the North America Salty Snacks segments from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Initial Allocation
Goodwill	$165,301
Other intangible assets	32,100
Current assets acquired	30,717
Property, plant and equipment, net	96,099
Other non-current assets, primarily operating lease ROU assets	111,787
Deferred income taxes	541
Current liabilities acquired	(22,713)
Other long-term liabilities, primarily operating lease liabilities	(109,355)
Net assets acquired	$304,477
The purchase price allocation presented above is preliminary. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks, as well as the valuation and step-up on property, plant and equipment. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets, goodwill and the related tax impact of such adjustments. We expect to finalize the purchase price allocation by mid-2022.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 64

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). A portion of goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Pretzels’ products.
Other intangible assets include trademarks valued at $5,700 and customer relationships valued at $26,400. Trademarks were assigned an estimated useful life of five years and customer relationships were assigned an estimated useful life of 18 years.
Dot's Pretzels, LLC
On December 13, 2021, we completed the acquisition of Dot’s Pretzels, LLC (“Dot’s”), previously a privately held company that produces and sells pretzels and other snack food products to retailers and distributors in the United States, with Dot’s Homestyle Pretzels snacks as its primary product. Dot’s is the fastest-growing scale brand in the pretzel category and complements Hershey’s snacks portfolio. The initial cash consideration paid for Dot’s totaled $894,166 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the Dot’s acquisition were immaterial.
The acquisition has been accounted for as a business combination and, accordingly, Dot’s has been included within the North America Salty Snacks segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Initial Allocation
Goodwill	$303,345
Other intangible assets	526,300
Current assets acquired	51,121
Property, plant and equipment, net	39,256
Other non-current assets	2,201
Other liabilities assumed, primarily current liabilities	(28,057)
Net assets acquired	$894,166
The purchase price allocation presented above is preliminary. We are in the process of evaluating additional information necessary to finalize the valuation of assets acquired and liabilities assumed as of the acquisition date including, but not limited to, post-closing adjustments to the working capital acquired including certain holdbacks, as well as the valuation and step-up on property, plant and equipment. The final fair value determination could result in material adjustments to the values presented in the preliminary purchase price allocation, including other intangible assets and goodwill. We expect to finalize the purchase price allocation by mid-2022.
Goodwill was determined as the excess of the purchase price over the fair value of the net assets acquired (including the identifiable intangible assets). The goodwill derived from this acquisition is expected to be deductible for tax purposes and reflects the value of leveraging our brand building expertise, supply chain capabilities and retail relationships to accelerate growth and access to the portfolio of Dot’s products.
Other intangible assets include trademarks valued at $336,600 and customer relationships valued at $189,700. Trademarks were assigned an estimated useful life of 33 years and customer relationships were assigned estimated useful lives ranging from 16 to 18 years.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 65

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Lily's Sweets, LLC
On June 25, 2021, we completed the acquisition of Lily’s Sweets, LLC (“Lily’s”), previously a privately held company that sells a line of sugar-free and low-sugar confectionery foods to retailers and distributors in the United States and Canada. Lily’s products include dark and milk chocolate style bars, baking chips, peanut butter cups and other confection products that complement Hershey’s confectionery and confectionery-based portfolio. The cash consideration paid for Lily’s totaled $422,210 and the Company may be required to pay additional cash consideration if certain defined targets related to net sales and gross margin are exceeded during the period from the closing date through December 31, 2021. As of the acquisition date, the estimated fair value of the contingent consideration obligation was classified as a liability of $5,000 and was determined using a scenario-based analysis on forecasted future results. Based on financial results through December 31, 2021, the fair value was reduced during the fourth quarter of 2021 to $1,250, with the adjustment to fair value recorded in the selling, marketing and administrative (“SM&A”) expense caption within the Consolidated Statements of Income. Acquisition-related costs for the Lily’s acquisition were immaterial.

The acquisition has been accounted for as a business combination and, accordingly, Lily’s has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration, inclusive of the acquisition date fair value of the contingent consideration, was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

Goodwill	$175,826
Other intangible assets	235,800
Other assets acquired, primarily current assets	33,092
Other liabilities assumed, primarily current liabilities	(9,620)
Deferred income taxes	(7,888)
Net assets acquired	$427,210

The purchase price allocation presented above has been finalized as of the fourth quarter of 2021 and includes an immaterial amount of measurement period adjustments. The measurement period adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed.
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

Lotte Shanghai Foods Co., Ltd.

In January 2021, we completed the divestiture of Lotte Shanghai Foods Co., Ltd. (“LSFC”), which was previously included within the International segment results in our consolidated financial statements. Total proceeds from the divestiture and the impact on our consolidated financial statements were immaterial and were recorded in the SM&A expense caption within the Consolidated Statements of Income.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 66

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
2020 Activity
During the second quarter of 2020, we completed the divestitures of KRAVE Pure Foods, Inc. (“Krave”), which was previously included within the North America Salty Snacks segment, and the Scharffen Berger and Dagoba brands, both of which were previously included within the North America Confectionery segment results in our consolidated financial statements. Total proceeds from the divestitures and the impact on our Consolidated Statements of Income, both individually and on an aggregate basis, were immaterial.
2019 Activity
ONE Brands, LLC
On September 23, 2019, we completed the acquisition of ONE Brands, LLC (“ONE Brands”), previously a privately held company that sells a line of low-sugar, high-protein nutrition bars to retailers and distributors in the United States, with the ONE bar as its primary product. The purchase consideration for ONE Brands totaled $402,160 and consisted of cash on hand and short-term borrowings. Acquisition-related costs for the ONE Brands acquisition were immaterial.

The acquisition has been accounted for as a business combination and, accordingly, ONE Brands has been included within the North America Confectionery segment from the date of acquisition. The purchase consideration was allocated to assets acquired and liabilities assumed based on their respective fair values as follows:

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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 67

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
3. GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying value of goodwill by reportable segment for the years ended December 31, 2021 and 2020 are as follows:

	North America Confectionery	North America Salty Snacks	International	Total
Goodwill	$1,851,287	$121,152	$375,864	$2,348,303
Accumulated impairment loss	(4,973)	—	(357,375)	(362,348)
Balance at January 1, 2020	1,846,314	121,152	18,489	1,985,955
Measurement period adjustments	825	—	—	825
Foreign currency translation	2,154	—	(719)	1,435
Balance at December 31, 2020	1,849,293	121,152	17,770	1,988,215
Acquired during the period (see Note 2)	174,516	468,646	—	643,162
Measurement period adjustments (see Note 2)	1,310	—	—	1,310
Foreign currency translation	887	—	(400)	487
Balance at December 31, 2021	$2,026,006	$589,798	$17,370	$2,633,174

We had no goodwill impairment charges in 2021, 2020 or 2019.

The following table provides the gross carrying amount and accumulated amortization for each major class of intangible asset:

December 31,	2021		2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
Trademarks	$1,705,390	$(141,760)	$1,211,086	$(104,939)
Customer-related	504,667	(65,131)	204,101	(49,616)
Patents	8,623	(8,623)	8,556	(8,542)
Total	2,218,680	(215,514)	1,423,743	(163,097)

Intangible assets not subject to amortization:
Trademarks	34,422		34,568
Total other intangible assets	$2,037,588		$1,295,214

In 2019, sales and operating performance associated with our Krave business were below expectations. In the fourth quarter of 2019, as part of a strategic review initiated by our leadership team, we updated our strategic forecast which projected under performance related to the Krave business primarily due to mainstream brands driving category volume and an increase in the overall competitive landscape. We deemed this to be a triggering event requiring us to test our Krave long-lived asset group for impairment. Based on our assessment, we determined that the carrying value was not recoverable and calculated an impairment loss as the excess of the asset group’s carrying value over its fair value. Therefore, as a result of this testing, during the fourth quarter of 2019, we recorded an impairment charge totaling $100,131 to write down the long-lived asset group, which predominantly consisted of customer relationship and trademark intangible assets.

Total amortization expense for the years ended December 31, 2021, 2020 and 2019 was $52,124, $46,472 and $46,690, respectively.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 68

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Amortization expense for the next five years, based on current intangible asset balances, is estimated to be as follows:

Year ending December 31,	2022	2023	2024	2025	2026
Amortization expense	$79,298	$79,105	$78,523	$78,523	$78,523

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
The unsecured committed revolving credit agreement contains a financial covenant whereby the ratio of (a) pre-tax income from operations from the most recent four fiscal quarters to (b) consolidated interest expense for the most recent four fiscal quarters may not be less than 2.0 to 1.0 at the end of each fiscal quarter. The credit agreement also contains customary representations, warranties and events of default. Payment of outstanding advances may be accelerated, at the option of the lenders, should we default in our obligation under the credit agreement. As of December 31, 2021, we are in compliance with all affirmative and negative covenants and the financial covenant pertaining to our credit agreement. There were no significant compensating balance agreements that legally restricted these funds.
In addition to the revolving credit facility, we maintain lines of credit with domestic and international commercial banks. Our credit limit in various currencies was $280,650 at December 31, 2021 and $266,935 at December 31, 2020. These lines permit us to borrow at the respective banks’ prime commercial interest rates, or lower. Commitment fees relating to our revolving credit facility and lines of credit are not material. Short-term debt consisted of the following:

	December 31, 2021	December 31, 2020
Short-term foreign bank borrowings against lines of credit	$119,038	$74,041
U.S. commercial paper	820,385	—
Total short-term debt	$939,423	$74,041
Weighted average interest rate on outstanding commercial paper	0.1%	N/A
The maximum amount of short-term borrowings outstanding during 2021 and 2020 was $939,423 and $944,944, respectively. The weighted-average interest rate on short-term borrowings outstanding was 0.2% as of December 31, 2021 and 1.2% as of December 31, 2020.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 69

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Long-term Debt
Long-term debt consisted of the following:

December 31,	Maturity Date	2021	2020
8.800% Debentures (1)	February 15, 2021	$—	$84,715
3.100% Notes (1)	May 15, 2021	—	350,000
2.625% Notes	May 1, 2023	250,000	250,000
3.375% Notes	May 15, 2023	500,000	500,000
2.050% Notes	November 15, 2024	300,000	300,000
0.900% Notes (2)	June 1, 2025	300,000	300,000
3.200% Notes	August 21, 2025	300,000	300,000
2.300% Notes	August 15, 2026	500,000	500,000
7.200% Debentures	August 15, 2027	193,639	193,639
2.450% Notes	November 15, 2029	300,000	300,000
1.700% Notes (2)	June 1, 2030	350,000	350,000
3.375% Notes	August 15, 2046	300,000	300,000
3.125% Notes	November 15, 2049	400,000	400,000
2.650% Notes (2)	June 1, 2050	350,000	350,000
Finance lease obligations (see Note 7)		69,146	80,755
Net impact of interest rate swaps, debt issuance costs and unamortized debt discounts		(23,314)	(30,525)
Total long-term debt		4,089,471	4,528,584
Less—current portion		2,844	438,829
Long-term portion		$4,086,627	$4,089,755
(1)In February 2021, we repaid $84,715 of 8.800% Debentures due upon their maturity. In May 2021, we repaid $350,000 of 3.100% Notes due upon their maturity.
(2)During the second quarter of 2020, we issued $300,000 of 0.900% Notes due in 2025, $350,000 of 1.700% Notes due in 2030 and $350,000 of 2.650% Notes due in 2050 (the “2020 Notes”). Proceeds from the issuance of the 2020 Notes, net of discounts and issuance costs, totaled $989,876. The 2020 Notes were issued under a shelf registration statement on Form S-3 filed in May 2018 that registered an indeterminate amount of debt securities.
Additionally, in May 2020, we repaid $350,000 of 2.900% Notes due upon their maturity, and in December 2020, we repaid $350,000 of 4.125% Notes due upon their maturity.
Aggregate annual maturities of our long-term Notes (excluding finance lease obligations and net impact of interest rate swaps, debt issuance costs and unamortized debt discounts) are as follows for the years ending December 31:

2022	$—
2023	750,000
2024	300,000
2025	600,000
2026	500,000
Thereafter	1,893,639
Our debt is principally unsecured and of equal priority. None of our debt is convertible into our Common Stock.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 70

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Expense
Net interest expense consists of the following:

For the years ended December 31,	2021	2020	2019
Interest expense	$139,156	$160,204	$157,707
Capitalized interest	(9,310)	(6,733)	(5,585)
Interest expense	129,846	153,471	152,122
Interest income	(2,429)	(4,097)	(7,997)
Interest expense, net	$127,417	$149,374	$144,125

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
Commodity Price Risk
We enter into commodities futures and options contracts and other commodity derivative instruments to reduce the effect of future price fluctuations associated with the purchase of raw materials, energy requirements and transportation services. We generally hedge commodity price risks for 3- to 24-month periods. Our open commodity derivative contracts had a notional value of $313,200 as of December 31, 2021 and $279,843 as of December 31, 2020.
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
Foreign Exchange Price Risk
We are exposed to foreign currency exchange rate risk related to our international operations, including non-functional currency intercompany debt and other non-functional currency transactions of certain subsidiaries. Principal currencies hedged include the euro, Canadian dollar, Japanese yen, British pound, Brazilian real, Malaysian ringgit, Mexican peso and Swiss franc. We typically utilize foreign currency forward exchange contracts to hedge these exposures for periods ranging from 3 to 12 months. The contracts are either designated as cash flow hedges or are undesignated. The net notional amount of foreign exchange contracts accounted for as cash flow hedges was $94,623 at December 31, 2021 and $130,131 at December 31, 2020. The effective portion of the changes in fair value on these contracts is recorded in other comprehensive income and reclassified into earnings in the same period in which the hedged transactions affect earnings. The net notional amount of foreign exchange contracts that are not designated as accounting hedges was $2,993 at December 31, 2021 and $2,519 at December 31, 2020. The change in fair value on these instruments is recorded directly in cost of sales or selling, marketing and administrative expense, depending on the nature of the underlying exposure.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 71

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Interest Rate Risk
We manage our targeted mix of fixed and floating rate debt with debt issuances and by entering into fixed-to-floating interest rate swaps in order to mitigate fluctuations in earnings and cash flows that may result from interest rate volatility. These swaps are designated as fair value hedges, for which the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in current earnings as interest expense (income), net. In December 2020, our fixed-to-floating interest rate swap matured in connection with the repayment of certain long-term debt upon its maturity (see Note 4). Therefore, as of December 31, 2021 and December 31, 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship.
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
Equity Price Risk
We are exposed to market price changes in certain broad market indices related to our deferred compensation obligations to our employees. To mitigate this risk, we use equity swap contracts to hedge the portion of the exposure that is linked to market-level equity returns. These contracts are not designated as hedges for accounting purposes and are entered into for periods of 3 to 12 months. The change in fair value of these derivatives is recorded in selling, marketing and administrative expense, together with the change in the related liabilities. The notional amount of the contracts outstanding at December 31, 2021 and 2020 was $24,975 and $30,194, respectively.
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets as of December 31, 2021 and 2020:

December 31,	2021		2020
	Assets (1)	Liabilities (1)	Assets (1)	Liabilities (1)
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$2,949	$711	$2,388	$5,522

Derivatives not designated as hedging instruments:
Commodities futures and options (2)	2,423	1,376	3,299	1,648
Deferred compensation derivatives	2,412	—	3,630	—
Foreign exchange contracts	550	—	176	93
	5,385	1,376	7,105	1,741
Total	$8,334	$2,087	$9,493	$7,263

(1)Derivatives assets are classified on our Consolidated Balance Sheets within prepaid expenses and other as well as other non-current assets. Derivative liabilities are classified on our Consolidated Balance Sheets within accrued liabilities and other long-term liabilities.
(2)As of December 31, 2021, amounts reflected on a net basis in liabilities were assets of $31,774 and liabilities of $32,701, which are associated with cash transfers receivable or payable on commodities futures contracts reflecting the change in quoted market prices on the last trading day for the period. The comparable amounts reflected on a net basis in assets at December 31, 2020 were assets of $32,674 and liabilities of $29,376. At December 31, 2021 and 2020, the remaining amount reflected in assets and liabilities related to the fair value of other non-exchange traded derivative instruments, respectively.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 72

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Income Statement Impact of Derivative Instruments
The effect of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2021 and 2020 was as follows:

	Non-designated Hedges		Cash Flow Hedges
	Gains (losses) recognized in income (a)		Gains (losses) recognized in other comprehensive income (“OCI”)		Gains (losses) reclassified from AOCI into income (b)
	2021	2020	2021	2020	2021	2020
Commodities futures and options	$85,402	$6,593	$—	$—	$—	$—
Foreign exchange contracts	547	(1,584)	(1,551)	(780)	(7,145)	1,810
Interest rate swap agreements	—	—	—	—	(10,972)	(9,589)
Deferred compensation derivatives	6,004	4,934	—	—	—	—
Total	$91,953	$9,943	$(1,551)	$(780)	$(18,117)	$(7,779)

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
The amount of pretax net losses on derivative instruments, including interest rate swap agreements and foreign currency forward exchange contracts expected to be reclassified into earnings in the next 12 months was approximately $8,734 as of December 31, 2021. This amount is primarily associated with interest rate swap agreements.
Fair Value Hedging Relationships
For the years ended December 31, 2021 and 2020, we had no interest rate swap derivative instruments in a fair value hedging relationship. For the year ended December 31, 2020, we recognized a net pretax benefit to interest expense of $3,186 relating to our fixed-to-floating interest rate swap arrangements.
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

We did not have any Level 3 financial assets or liabilities, nor were there any transfers between levels during the periods presented.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 73

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheets on a recurring basis as of December 31, 2021 and 2020:

	Assets (Liabilities)
	Level 1	Level 2	Level 3	Total
December 31, 2021:
Derivative Instruments:
Assets:
Foreign exchange contracts (1)	$—	$3,499	$—	$3,499
Deferred compensation derivatives (2)	—	2,412	—	2,412
Commodities futures and options (3)	2,423	—	—	2,423
Liabilities:
Foreign exchange contracts (1)	—	711	—	711
Commodities futures and options (3)	1,376	—	—	1,376
December 31, 2020:
Assets:
Foreign exchange contracts (1)	$—	$2,564	$—	$2,564
Deferred compensation derivatives (2)	—	3,630	—	3,630
Commodities futures and options (3)	3,299	—	—	3,299
Liabilities:
Foreign exchange contracts (1)	—	5,615	—	5,615
Commodities futures and options (3)	1,648	—	—	1,648
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
Other Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair values as of December 31, 2021 and December 31, 2020 because of the relatively short maturity of these instruments.
The estimated fair value of our long-term debt is based on quoted market prices for similar debt issuuances and is, therefore, classified as Level 2 within the valuation hierarchy. The fair values and carrying values of long-term debt, including the current portion, were as follows:

	Fair Value		Carrying Value
At December 31,	2021	2020	2021	2020
Current portion of long-term debt	$2,844	$443,215	$2,844	$438,829
Long-term debt	4,274,304	4,479,499	4,086,627	4,089,755
Total	$4,277,148	$4,922,714	$4,089,471	$4,528,584

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 74

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Other Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, GAAP requires that, under certain circumstances, we also record assets and liabilities at fair value on a nonrecurring basis.
2021 Activity
In connection with the acquisitions of Lily’s, Dot’s and Pretzels during 2021, as discussed in Note 2, we used various valuation techniques to determine fair value, with the primary techniques being discounted cash flow analysis and the relief-from-royalty, a form of the multi-period excess earnings, which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.
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
(3)In connection with disposal groups previously classified as held for sale, we recorded impairment charges to adjust long-lived asset values. The fair value of the disposal group was supported by potential sales prices with third-party buyers.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 75

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
The components of lease expense were as follows:

Lease expense	Classification	2021	2020
Operating lease cost	Cost of sales or SM&A (1)	$44,444	$44,547
Finance lease cost:
Amortization of ROU assets	Depreciation and amortization (1)	8,098	8,202
Interest on lease liabilities	Interest expense, net	4,358	4,475
Net lease cost (2)		$56,900	$57,224
(1)Supply chain-related amounts were included in cost of sales.
(2)Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.
Information regarding our lease terms and discount rates were as follows:

	2021	2020
Weighted-average remaining lease term (years)
Operating leases	15.4	12.5
Finance leases	30.0	30.1

Weighted-average discount rate
Operating leases	3.1%	3.8%
Finance leases	6.1%	5.9%

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 76

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Supplemental balance sheet information related to leases were as follows:

Leases	Classification	2021	2020
Assets
Operating lease ROU assets	Other non-current assets	$351,712	$224,268

Finance lease ROU assets, at cost	Property, plant and equipment, gross	89,190	101,426
Accumulated amortization	Accumulated depreciation	(16,694)	(13,361)
Finance lease ROU assets, net	Property, plant and equipment, net	72,496	88,065

Total leased assets		$424,208	$312,333

Liabilities
Current
Operating	Accrued liabilities	$36,292	$36,578
Finance	Current portion of long-term debt	3,564	4,868
Non-current
Operating	Other long-term liabilities	310,899	181,871
Finance	Long-term debt	65,582	75,887
Total lease liabilities		$416,337	$299,204
In 2021, our operating lease ROU assets and corresponding lease liabilities increased due to lease agreements assumed as a result of our 2021 business combination activity (see Note 2).

The maturity of our lease liabilities as of December 31, 2021 were as follows:

	Operating leases	Finance leases	Total
2022	$46,282	$7,310	$53,592
2023	38,709	5,231	43,940
2024	33,884	4,209	38,093
2025	23,021	3,968	26,989
2026	21,710	3,985	25,695
Thereafter	284,367	146,085	430,452
Total lease payments	447,973	170,788	618,761
Less: Imputed interest	100,782	101,642	202,424
Total lease liabilities	$347,191	$69,146	$416,337

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 77

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Supplemental cash flow and other information related to leases were as follows:

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,584	$42,568
Operating cash flows from finance leases	$4,730	$4,475
Financing cash flows from finance leases	$4,358	$4,468

ROU assets obtained in exchange for lease liabilities:
Operating leases	$164,951	$38,464
Finance leases	$(6,424)	$3,992
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

Additionally, we acquire ownership interests in emerging snacking businesses and startup companies, which vary in method of accounting based on our percentage of ownership and ability to exercise significant influence over decisions relating to operating and financial affairs. These investments afford the Company the rights to distribute brands that the Company does not own to third-party customers primarily in the United States. Net sales and expenses of our equity method investees are not consolidated into our financial statements; rather, our proportionate share of earnings or losses are recorded on a net basis within other (income) expense, net in the Consolidated Statements of Income.

Both equity and cost method investments are reported within other non-current assets in our Consolidated Balance Sheets. We regularly review our investments and adjust accordingly for capital contributions, dividends received and other-than-temporary impairments. Total investments in unconsolidated affiliates was $93,089 and $52,351 as of December 31, 2021 and December 31, 2020, respectively.
9. BUSINESS REALIGNMENT ACTIVITIES
We periodically undertake business realignment activities designed to increase our efficiency and focus our business in support of our key growth strategies. Costs associated with business realignment activities are classified in our Consolidated Statements of Income as follows:

For the years ended December 31,	2021	2020	2019
Cost of sales	$5,220	$2,209	$—
Selling, marketing and administrative expense	7,854	10,801	1,126
Business realignment costs	3,525	18,503	8,112
Costs associated with business realignment activities	$16,599	$31,513	$9,238

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 78

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Costs recorded by program in 2021, 2020 and 2019 related to these activities were as follows:

For the years ended December 31,	2021	2020	2019
International Optimization Program:
Severance	$3,982	$18,977	$—
Other program costs	12,617	10,366	—
Margin for Growth Program:
Severance	—	(653)	5,178
Other program costs	—	2,823	4,060
Total	$16,599	$31,513	$9,238
The following table presents the liability activity for costs qualifying as exit and disposal costs for the year ended December 31, 2021:

Total
Liability balance at December 31, 2020 (1)	$12,748
2021 business realignment charges (2)	8,327
Cash payments	(20,369)
Liability balance at December 31, 2021 (1)	$706
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
The International Optimization Program is expected to be completed in early 2023, with total pre-tax costs anticipated to be $50,000 to $75,000. Cash costs are expected to be $40,000 to $65,000, primarily related to workforce reductions of approximately 350 positions outside of the United States, costs to consolidate and relocate production, and third-party costs incurred to execute these activities. The costs and related benefits of the International Optimization Program relate to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
For the year ended December 31, 2021 and 2020, we recognized total costs associated with the International Optimization Program of $16,599 and $29,343. These charges predominantly included third-party charges in support of our initiative to transform our China operating model, as well as severance and employee benefit costs. Since inception, we have incurred pre-tax charges to execute the program totaling $45,942.
Margin for Growth Program
In the first quarter of 2017, the Company’s Board of Directors (“Board”) unanimously approved several initiatives under a single program focused on improving global efficiency and effectiveness, optimizing the Company’s supply chain, streamlining the Company’s operating model and reducing administrative expenses to generate long-term savings.
For the years ended December 31, 2020 and 2019, we recognized total costs associated with the Margin for Growth Program of $2,170, and $9,238 respectively. These charges included employee severance, largely relating to initiatives to improve the cost structure of our corporate operating model as part of optimizing our global supply chain. In addition, we incurred other program costs, which related primarily to third-party charges in support of our initiative to improve global efficiency and effectiveness. This project was completed in mid-2020.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 79

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The costs and related benefits of the Margin for Growth Program relate approximately 63% to the North America Confectionery segment and 37% to the International segment. However, segment operating results do not include these business realignment expenses because we evaluate segment performance excluding such costs.
10. INCOME TAXES
The components of income before income taxes were as follows:

For the years ended December 31,	2021	2020	2019
Domestic	$1,775,361	$1,405,254	$1,211,051
Foreign	21,863	89,743	169,733
Income before income taxes	$1,797,224	$1,494,997	$1,380,784

The components of our provision for income taxes were as follows:

For the years ended December 31,	2021	2020	2019
Current:
Federal	$161,402	$117,348	$179,358
State	60,979	46,198	38,232
Foreign	78,650	29,158	31,514
	301,031	192,704	249,104
Deferred:
Federal	26,726	24,486	14,958
State	8,253	3,746	1,865
Foreign	(21,605)	(1,352)	(31,895)
	13,374	26,880	(15,072)
Total provision for income taxes	$314,405	$219,584	$234,032

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 80

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Deferred taxes reflect temporary differences between the tax basis and financial statement carrying value of assets and liabilities. The significant temporary differences that comprised the deferred tax assets and liabilities are as follows:

December 31,	2021	2020
Deferred tax assets:
Post-retirement benefit obligations	$51,026	$58,059
Accrued expenses and other reserves	81,847	86,412
Stock-based compensation	21,898	18,831
Derivative instruments	—	15,550
Pension	—	8,203
Lease liabilities	95,503	64,192
Accrued trade promotion reserves	25,382	25,877
Net operating loss carryforwards	152,389	154,445
Capital loss carryforwards	2,522	15,401
Other	49,760	10,027
Gross deferred tax assets	480,327	456,997
Valuation allowance	(167,788)	(193,310)
Total deferred tax assets	312,539	263,687
Deferred tax liabilities:
Property, plant and equipment, net	234,474	180,633
Acquired intangibles	168,087	156,439
Lease ROU assets	76,285	46,778
Inventories	20,105	21,086
Derivative instruments	1,352	—
Pension	11,871	—
Other	47,496	58,410
Total deferred tax liabilities	559,670	463,346
Net deferred tax liabilities	$(247,131)	$(199,659)
Included in:
Non-current deferred tax assets, net	$40,873	$29,369
Non-current deferred tax liabilities, net	(288,004)	(229,028)
Net deferred tax liabilities	$(247,131)	$(199,659)

Changes in deferred taxes were primarily due to accelerated tax depreciation on property, plant and equipment and increases in pension and unrealized value of derivatives.
The valuation allowances as of December 31, 2021 and 2020 were primarily related to various foreign jurisdictions' net operating loss carryforwards and other deferred tax assets that we do not expect to realize.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 81

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table reconciles the federal statutory income tax rate with our effective income tax rate:

For the years ended December 31,	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
Increase (reduction) resulting from:
State income taxes, net of Federal income tax benefits	2.8	2.7	1.8
Foreign rate differences	(0.2)	(0.5)	(1.5)
Historic and solar tax credits	(6.2)	(7.7)	(3.4)
Tax contingencies	1.7	0.1	0.9
Stock compensation	(0.5)	(0.6)	(1.3)
Valuation allowance release	—	—	(1.5)
Other, net	(1.1)	(0.3)	0.9
Effective income tax rate	17.5%	14.7%	16.9%
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

December 31,	2021	2020
Balance at beginning of year	$108,543	$108,383
Additions for tax positions taken during prior years	40,145	10,641
Reductions for tax positions taken during prior years	(3,601)	(2,496)
Additions for tax positions taken during the current year	14,329	3,354
Settlements	(9,858)	—
Expiration of statutes of limitations	(6,253)	(11,339)
Balance at end of year	$143,305	$108,543
The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $117,552 as of December 31, 2021 and $103,213 as of December 31, 2020.
We report accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized a net tax expense of $8,924, $1,564 and $3,824 in 2021, 2020 and 2019 , respectively, for interest and penalties. Accrued net interest and penalties were $20,466 as of December 31, 2021 and $11,542 as of December 31, 2020.
The Company and its subsidiaries file tax returns in the United States, including various state and local returns, and in other foreign jurisdictions. We are routinely audited by taxing authorities in our filing jurisdictions, and a number of these disputes are currently underway, including multi-year controversies at various stages of review, negotiation and litigation in Malaysia, Mexico, China, and the United States. The outcome of tax audits cannot be predicted with certainty, including the timing of resolution or potential settlements. If any issues addressed in our tax audits are resolved in a manner not consistent with management’s expectations, we could be required to adjust our provision for income taxes in the period such resolution occurs. Based on our current assessments, we believe adequate provision has been made for all income tax uncertainties.
We reasonably expect reductions in the liability for unrecognized tax benefits of approximately $18,496 within the next 12 months because of the expiration of statutes of limitations and settlements of tax audits.
As of December 31, 2021, we had approximately $679,725 of undistributed earnings of our international subsidiaries. During 2020, previously undistributed earnings of certain international subsidiaries were no longer considered indefinitely reinvested; however, the Company had previously recognized a one-time U.S. repatriation tax due under U.S. tax reform, and as a result, only an immaterial amount of withholding tax was recognized. We intend to continue to reinvest the remainder of the earnings outside of the United States for which there would be a material tax implication to distributing, such as withholding tax, for the foreseeable future and, therefore, have not recognized additional tax expense on these earnings beyond the one-time U.S. repatriation tax due under the 2017 Tax Cuts and Jobs Act.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 82

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Investments in Partnerships Qualifying for Tax Credits
We invest in partnerships which make equity investments in projects eligible to receive federal historic and energy tax credits. The investments are accounted for under the equity method and reported within other non-current assets in our Consolidated Balance Sheets. The tax credits, when realized, are recognized as a reduction of tax expense under the flow-through method, at which time the corresponding equity investment is written-down to reflect the remaining value of the future benefits to be realized. For the years ended December 31, 2021, 2020 and 2019 we recognized investment tax credits and related outside basis difference benefits totaling $136,243, $146,021 and $58,798, respectively, and we wrote-down the equity investment by $113,756, $125,579 and $50,457, respectively, to reflect the realization of these benefits. The equity investment write-down is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
American Rescue Plan Act
On March 11, 2021, the American Rescue Plan Act (“ARPA”) was signed into law. The ARPA strengthens and extends certain federal programs enacted through the Coronavirus Aid, Relief, and Economic Security Act and other COVID-19 relief measures, and establishes new federal programs, including provisions on taxes, healthcare and unemployment benefits. The ARPA did not have a material impact on our consolidated financial statements for the year ended December 31, 2021
Coronavirus Aid, Relief, and Economic Security Act
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2021.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 83

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Obligations and Funded Status
A summary of the changes in benefit obligations, plan assets and funded status of these plans is as follows:

	Pension Benefits		Other Benefits
December 31,	2021	2020	2021	2020
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,168,838	$1,105,206	$243,308	$230,457
Service cost	21,361	21,734	1,879	159
Interest cost	18,320	26,112	3,857	6,029
Actuarial (gain) loss	(33,984)	90,140	(14,787)	15,218
Settlement	(75,985)	(52,938)	—	—
Currency translation and other	619	1,822	113	254
Benefits paid	(22,989)	(23,238)	(22,880)	(8,809)
Projected benefit obligation at end of year	1,076,180	1,168,838	211,490	243,308
Change in plan assets
Fair value of plan assets at beginning of year	1,100,245	1,053,438	—	—
Actual return on plan assets	68,361	118,812	—	—
Employer contributions	28,220	2,862	22,880	8,809
Settlement	(75,985)	(52,938)	—	—
Currency translation and other	339	1,309	—	—
Benefits paid	(22,989)	(23,238)	(22,880)	(8,809)
Fair value of plan assets at end of year	1,098,191	1,100,245	—	—
Funded status at end of year	$22,011	$(68,593)	$(211,490)	$(243,308)

Amounts recognized in the Consolidated Balance Sheets:
Other assets	$71,618	$8,308	$—	$—
Accrued liabilities	(12,584)	(6,174)	(17,886)	(19,801)
Other long-term liabilities	(37,023)	(70,727)	(193,604)	(223,507)
Total	$22,011	$(68,593)	$(211,490)	$(243,308)

Amounts recognized in Accumulated Other Comprehensive Income (Loss), net of tax:
Actuarial net (loss) gain	$(132,917)	$(205,193)	$1,137	$(10,718)
Net prior service credit	15,399	21,706	—	—
Net amounts recognized in AOCI	$(117,518)	$(183,487)	$1,137	$(10,718)
The project benefit obligation during 2021 was impacted by actuarial gain of $33,984 which was the result of the discount rate assumption increasing from 2.3% at December 31, 2020 to 2.7% at December 31, 2021. The accumulated benefit obligation for all defined benefit pension plans was $1,031,197 as of December 31, 2021 and $1,123,102 as of December 31, 2020.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 84

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31,	2021	2020
Projected benefit obligation	$108,034	$759,200
Accumulated benefit obligation	92,462	718,335
Fair value of plan assets	58,427	682,299
Net Periodic Benefit Cost
The components of net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2021	2020	2019	2021	2020	2019
Amounts recognized in net periodic benefit cost
Service cost	$21,361	$21,734	$20,878	$1,879	$159	$151
Interest cost	18,320	26,112	35,756	3,857	6,029	7,837
Expected return on plan assets	(49,091)	(52,907)	(54,520)	—	—	—
Amortization of prior service (credit) cost	(6,142)	(7,308)	(7,230)	—	300	811
Amortization of net loss	20,556	26,952	32,647	1,593	(39)	(385)
Settlement loss	16,085	13,421	5,498	—	—	—
Total net periodic benefit cost	$21,089	$28,004	$33,029	$7,329	$6,449	$8,414

Change in plan assets and benefit obligations recognized in AOCI, pre-tax
Actuarial net (gain) loss	$(80,047)	$(15,606)	$(52,028)	$(16,374)	$15,266	$23,956
Prior service cost (credit)	6,447	7,310	7,232	—	(300)	(810)
Total recognized in other comprehensive (income) loss, pre-tax	$(73,600)	$(8,296)	$(44,796)	$(16,374)	$14,966	$23,146
Net amounts recognized in periodic benefit cost and AOCI	$(52,511)	$19,708	$(11,767)	$(9,045)	$21,415	$31,560

The non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans is reflected within other (income) expense, net in the Consolidated Statements of Income (see Note 17).
Assumptions
The weighted-average assumptions used in computing the year end benefit obligations were as follows:

	Pension Benefits		Other Benefits
December 31,	2021	2020	2021	2020
Discount rate	2.7%	2.3%	2.9%	2.5%
Rate of increase in compensation levels	3.5%	3.5%	N/A	N/A
Interest crediting rate	4.6%	4.7%	N/A	N/A

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 85

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The weighted-average assumptions used in computing net periodic benefit cost were as follows:

	Pension Benefits			Other Benefits
For the years ended December 31,	2021	2020	2019	2021	2020	2019
Discount rate	2.3%	3.1%	4.1%	2.5%	3.2%	4.2%
Expected long-term return on plan assets	4.8%	5.3%	5.9%	N/A	N/A	N/A
Rate of compensation increase	3.5%	3.6%	3.6%	N/A	N/A	N/A

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

For purposes of measuring our post-retirement benefit obligation at December 31, 2021, we assumed a 6.2% annual rate of increase in the per capita cost of covered health care benefits for 2022, grading down to 5.0% by 2025. For purposes of measuring our post-retirement benefit obligation at December 31, 2020, we assumed a 6.1% annual rate of increase in the per capita cost of covered health care benefits for 2021, grading down to 5.0% by 2025.
The valuations and assumptions reflect adoption of the Society of Actuaries updated Pri-2012 mortality tables with MP-2021 and MP-2020 generational projection scales, which we adopted as of December 31, 2021 and 2020, respectively. Adoption of the updated scales did not have a significant impact on our current pension obligations or net period benefit cost since our primary plans are cash balance plans and most participants take lump-sum settlements upon retirement.
Plan Assets
We broadly diversify our pension plan assets across public equity, fixed income, diversified credit strategies and diversified alternative strategies asset classes. Our target asset allocation for our major domestic pension plans as of December 31, 2021 was as follows:

Asset Class	Target Asset Allocation
Cash	1%
Equity securities	27%
Fixed income securities	48%
Alternative investments, including real estate, listed infrastructure and other	24%
As of December 31, 2021, actual allocations were consistent with the targets and within our allowable ranges. We expect the level of volatility in pension plan asset returns to be in line with the overall volatility of the markets within each asset class.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 86

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
The following table sets forth by level, within the fair value hierarchy (as defined in Note 6), pension plan assets at their fair values as of December 31, 2021:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$534	$23,715	$—	$649	$24,898
Equity securities:
Global all-cap (a)	—	—	—	294,090	294,090
Fixed income securities:
U.S. government/agency	—	—	—	248,579	248,579
Corporate bonds (b)	—	—	—	78,360	78,360
International government/corporate bonds (c)	—	—	—	31,922	31,922
Diversified credit (d)	—	—	—	154,004	154,004
Alternative investments:
Global diversified assets (e)	—	—	—	97,412	97,412
Real assets fund (f)	—	—	—	168,926	168,926
Total pension plan assets	$534	$23,715	$—	$1,073,942	$1,098,191
The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair values as of December 31, 2020:

	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)	Investments Using NAV as a Practical Expedient (1)	Total
Cash and cash equivalents	$613	$21,287	$—	$576	$22,476
Equity securities:
Global all-cap (a)	—	—	—	264,909	264,909
Fixed income securities:
U.S. government/agency	—	—	—	215,573	215,573
Corporate bonds (b)	—	—	—	155,648	155,648
International government/corporate bonds (c)	—	—	—	32,586	32,586
Diversified credit (d)	—	—	—	160,829	160,829
Alternative investments:
Global diversified assets (e)	—	—	—	117,290	117,290
Global real estate investment trusts (g)	—	—	—	60,083	60,083
Global infrastructure (h)	—	—	—	70,851	70,851
Total pension plan assets	$613	$21,287	$—	$1,078,345	$1,100,245

(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 87

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

(a)	This category comprises equity funds that primarily track the MSCI World Index or MSCI All Country World Index.
(b)	This category comprises fixed income funds primarily invested in investment grade and high yield bonds.
(c)	This category comprises fixed income funds primarily invested in Canadian and other international bonds.
(d)	This category comprises fixed income funds primarily invested in high yield bonds, loans, securitized debt and emerging market debt.
(e)	This category comprises diversified funds invested across alternative asset classes.
(f)	This category comprises funds primarily invested in publicly traded real estate securities, publicly listed infrastructure securities and real estate debt.
(g)	This category comprises equity funds primarily invested in publicly traded real estate securities.
(h)	This category comprises equity funds primarily invested in publicly traded listed infrastructure securities.
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

We believe that there are no significant concentrations of risk within our plan assets as of December 31, 2021. We comply with the rules and regulations promulgated under the Employee Retirement Income Security Act of 1974 (“ERISA”) and we prohibit investments and investment strategies not allowed by ERISA. We do not permit direct purchases of our Company’s securities or the use of derivatives for the purpose of speculation. We invest the assets of non-domestic plans in compliance with laws and regulations applicable to those plans.
Cash Flows and Plan Termination
Our policy is to fund domestic pension liabilities in accordance with the limits imposed by the ERISA, federal income tax laws and the funding requirements of the Pension Protection Act of 2006. We fund non-domestic pension liabilities in accordance with laws and regulations applicable to those plans.
We made total contributions to the pension plans of $28,220 during 2021. In 2020, we made total contributions of $2,862 to the pension plans. For 2022, minimum funding requirements for our pension plans are approximately $1,934.
Total benefit payments expected to be paid to plan participants, including pension benefits funded from the plans and other benefits funded from Company assets, are as follows:

	Expected Benefit Payments
	2022	2023	2024	2025	2026	2027-2030
Pension Benefits	$121,976	$98,120	$91,557	$90,301	$90,898	$341,696
Other Benefits	17,894	16,626	15,717	14,619	13,600	57,799
Savings Plans
The Company sponsors several defined contribution plans to provide retirement benefits to employees. Contributions to The Hershey Company 401(k) Plan and similar plans for non-domestic employees are based on a portion of eligible pay up to a defined maximum. All matching contributions were made in cash. Expense associated with the defined contribution plans was $58,883 in 2021, $52,793 in 2020 and $47,651 in 2019.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 88

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

As of December 31, 2021, 65.8 million shares were authorized and approved by our stockholders for grants under the EICP. The EICP also provides for the deferral of stock-based compensation awards by participants if approved by the Compensation and Human Capital Committee of our Board and if in accordance with an applicable deferred compensation plan of the Company. Currently, the Compensation and Human Capital Committee has authorized the deferral of PSU and RSU awards by certain eligible employees under the Company’s Deferred Compensation Plan. Our Board has authorized our non-employee directors to defer any portion of their cash retainer, committee chair fees and RSUs awarded that they elect to convert into deferred stock units under our Directors’ Compensation Plan.
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
For the periods presented, compensation expense for all types of stock-based compensation programs and the related income tax benefit recognized were as follows:

For the years ended December 31,	2021	2020	2019
Pre-tax compensation expense	$66,711	$57,584	$51,899
Related income tax benefit	11,608	8,580	9,030
Compensation expenses for stock compensation plans are primarily included in SM&A expense. As of December 31, 2021, total stock-based compensation expense related to non-vested awards not yet recognized was $82,114 and the weighted-average period over which this amount is expected to be recognized was approximately 1.9 years.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 89

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
A summary of activity relating to grants of stock options for the year ended December 31, 2021 is as follows:

Stock Options	Shares	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of the period	1,839,811	$99.72	4.9 years
Granted	32,155	$147.98
Exercised	(535,151)	$94.98
Forfeited	(3,859)	$101.96
Outstanding as of December 31, 2021	1,332,956	$102.78	4.4 years	$120,891
Options exercisable as of December 31, 2021	1,152,112	$101.31	4.1 years	$106,178
The weighted-average fair value of options granted was $24.12, $21.31 and $15.25 per share in 2021, 2020 and 2019, respectively. The fair value was estimated on the date of grant using a Black-Scholes option-pricing model and the following weighted-average assumptions:

For the years ended December 31,	2021	2020	2019
Dividend yields	2.2%	2.1%	2.7%
Expected volatility	21.8%	17.5%	17.0%
Risk-free interest rates	1.0%	1.3%	2.5%
Expected term in years	6.3	6.7	6.5
•“Dividend yields” means the sum of dividends declared for the four most recent quarterly periods, divided by the average price of our Common Stock for the comparable periods;
•“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant;
•“Risk-free interest rates” means the U.S. Treasury yield curve rate in effect at the time of grant for periods within the contractual life of the stock option; and
•“Expected term” means the period of time that stock options granted are expected to be outstanding based on historical data.
The total intrinsic value of options exercised was $38,645, $32,121 and $115,786 in 2021, 2020 and 2019, respectively.
As of December 31, 2021, there was $792 of total unrecognized compensation expense related to non-vested stock option awards granted under the EICP, which we expect to recognize over a weighted-average period of 2.1 years.
The following table summarizes information about stock options outstanding as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 12/31/21	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Number Exercisable as of 12/31/21	Weighted-Average Exercise Price
$51.42 - $99.90	656,357	4.8	$95.13	521,242	$93.91
$99.91 - $107.05	316,955	2.6	$105.91	315,648	$105.92
$107.06 - $157.32	359,644	5.3	$113.97	315,222	$108.93
$51.42 - $157.32	1,332,956	4.4	$102.78	1,152,112	$101.31

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 90

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
For PSUs granted, the target award is a combination of a market-based total shareholder return and performance-based components. For market-based condition components, market volatility and other factors are taken into consideration in determining the grant date fair value and the related compensation expense is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For performance-based condition components, we estimate the probability that the performance conditions will be achieved each quarter and adjust compensation expenses accordingly. The performance scores of PSUs granted in 2021, 2020, and 2019 can range from 0% to 250% of the targeted amounts.
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
In 2021, 2020 and 2019, we awarded RSUs to certain executive officers and other key employees under the EICP. We also awarded RSUs quarterly to non-employee directors.
We recognize the compensation expense associated with employee RSUs over a specified award vesting period based on the grant date fair value of our Common Stock. We recognize expense for employee RSUs based on the straight-line method. The compensation expense associated with non-employee director RSUs is recognized ratably over the vesting period, net of estimated forfeitures.
A summary of activity relating to grants of PSUs and RSUs for the period ended December 31, 2021 is as follows:

Performance Stock Units and Restricted Stock Units	Number of units	Weighted-average grant date fair value for equity awards (per unit)
Outstanding at beginning of year	1,053,332	$135.11
Granted	404,517	$154.83
Performance assumption change (1)	243,337	$148.18
Vested	(340,744)	$117.17
Forfeited	(56,921)	$151.73
Outstanding at end of year	1,303,521	$146.96
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

For the years ended December 31,	2021	2020	2019
Units granted	404,517	353,037	493,828
Weighted-average fair value at date of grant	$154.83	$161.30	$115.94
Monte Carlo simulation assumptions:
Estimated values	$66.44	$80.08	$48.40
Dividend yields	2.2%	2.0%	2.6%
Expected volatility	26.4%	17.3%	20.3%

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 91

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

•“Estimated values” means the fair value for the market-based total shareholder return component of each PSU at the date of grant using a Monte Carlo simulation model;
•“Dividend yields” means the sum of dividends declared for the four most recently quarterly periods, divided by the average price of our Common Stock for the comparable periods;
•“Expected volatility” means the historical volatility of our Common Stock over the expected term of each grant.

The fair value of shares vested totaled $52,008, $56,294 and $51,739 in 2021, 2020 and 2019, respectively.
Deferred PSUs, deferred RSUs and deferred stock units representing directors’ fees totaled 264,226 units as of December 31, 2021. Each unit is equivalent to one share of the Company’s Common Stock.
13. SEGMENT INFORMATION

Since December 31, 2014, the Company has reported its operations through two segments: (i) North America and (ii) International and Other. After the completion of the Company’s acquisitions of Dot’s and Pretzels in December 2021, as described in Note 2, management of the Company has elected to begin reporting its operations through three reportable segments. Therefore, effective in the fourth quarter of 2021, the Company realigned its former two reportable segments into three reportable segments: (i) North America Confectionery, (ii) North America Salty Snacks and (iii) International.

This new organizational structure aligns with how our Chief Operating Decision Maker (“CODM”) manages our business, including resource allocation and performance assessment, and further aligns with our product categories and the key markets we serve. We have retroactively reflected these changes in all historical periods presented.
•North America Confectionery – This segment is responsible for our traditional chocolate and non-chocolate confectionery market position in the United States and Canada. This includes our business in chocolate and non-chocolate confectionery, gum and refreshment products, protein bars, spreads, snack bites and mixes, as well as pantry and food service lines. This segment also includes our retail operations, including Hershey’s Chocolate World stores in Hershey, Pennsylvania, New York City, Las Vegas, Niagara Falls (Ontario) and Singapore, as well as operations associated with licensing the use of certain of the Company’s trademarks and products to third parties around the world.
•North America Salty Snacks – This segment is responsible for our salty snacking products in the United States. This includes ready-to-eat popcorn, baked and trans fat free snacks, pretzels and other snacks.
•International – International is a combination of all other operating segments that are not individually material, including those geographic regions where we operate outside of North America. We currently have operations and manufacture product in Mexico, Brazil, India and Malaysia, primarily for consumers in these regions, and also distribute and sell confectionery products in export markets of Asia, Latin America, Middle East, Europe, Africa and other regions.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 92

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Our segment net sales and earnings were as follows:

For the years ended December 31,	2021	2020	2019
Net sales:
North America Confectionery	$7,682,416	$7,084,860	$6,815,111
North America Salty Snacks	555,424	438,224	410,005
International	733,497	626,635	761,136
Total	$8,971,337	$8,149,719	$7,986,252

Segment income (loss):
North America Confectionery	$2,475,873	$2,274,584	$2,120,212
North America Salty Snacks	100,777	75,845	50,816
International	74,170	(14)	50,535
Total segment income	2,650,820	2,350,415	2,221,563
Unallocated corporate expense (1)	614,875	520,632	532,539
Unallocated mark-to-market (gains) losses on commodity derivatives	(24,376)	6,429	(28,651)
Long-lived and intangible asset impairment charges (see Note 6)	—	9,143	112,485
Costs associated with business realignment activities (see Note 9)	16,599	31,513	9,238
Operating profit	2,043,722	1,782,698	1,595,952
Interest expense, net (see Note 4)	127,417	149,374	144,125
Other (income) expense, net (see Note 17)	119,081	138,327	71,043
Income before income taxes	$1,797,224	$1,494,997	$1,380,784
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

Activity within the unallocated mark-to-market losses (gains) on commodity derivatives is as follows:

For the years ended December 31,	2021	2020	2019
Net gains on mark-to-market valuation of commodity derivative positions recognized in income	$(85,402)	$(6,593)	$(35,488)
Net gains on commodity derivative positions reclassified from unallocated to segment income	61,026	13,022	6,837
Net (gains) losses on mark-to-market valuation of commodity derivative positions recognized in unallocated derivative losses (gains)	$(24,376)	$6,429	$(28,651)
As of December 31, 2021, the cumulative amount of mark-to-market gains on commodity derivatives that have been recognized in our consolidated cost of sales and not yet allocated to reportable segments was $86,914. Based on our forecasts of the timing of the recognition of the underlying hedged items, we expect to reclassify net pretax gains on commodity derivatives of $76,322 to segment operating results in the next twelve months.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 93

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Depreciation and amortization expense included within segment income presented above is as follows:

For the years ended December 31,	2021	2020	2019
North America Confectionery	$213,113	$198,951	$195,431
North America Salty Snacks	29,744	27,362	29,544
International	22,754	24,533	24,827
Corporate	49,391	44,061	41,742
Total	$315,002	$294,907	$291,544
Additional information regarding our net sales and long-lived assets disaggregated by geographical region is as follows:

For the years ended December 31,	2021	2020	2019
Net sales:
United States	$7,807,606	$7,042,804	$6,722,617
Other	1,163,731	1,106,915	1,263,635
Total	$8,971,337	$8,149,719	$7,986,252

Long-lived assets:
United States	$2,099,786	$1,836,114	$1,717,606
Other	486,401	449,141	435,533
Total	$2,586,187	$2,285,255	$2,153,139
14. EQUITY AND NONCONTROLLING INTEREST
We had 1,055,000,000 authorized shares of capital stock as of December 31, 2021. Of this total, 900,000,000 shares were designated as Common Stock, 150,000,000 shares were designated as Class B Common Stock (“Class B Stock”) and 5,000,000 shares were designated as Preferred Stock. Each class has a par value of one dollar per share.
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
Class B Stock can be converted into Common Stock on a share-for-share basis at any time. During 2021, 2020 and 2019 no shares of Class B Stock were converted into Common Stock.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 94

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
Changes in the outstanding shares of Common Stock for the past three years were as follows:

For the years ended December 31,	2021	2020	2019
Shares issued	221,553,025	221,553,025	359,901,744
Treasury shares at beginning of year	(13,325,898)	(12,723,592)	(150,172,840)
Stock repurchases:
Shares repurchased in the open market under pre-approved share repurchase programs	(871,144)	(951,138)	(1,386,193)
Shares repurchased to replace Treasury Stock issued for stock options and incentive compensation	(2,005,500)	(450,000)	(2,674,349)
Stock issuances:
Shares issued for stock options and incentive compensation	758,531	798,832	3,161,071
Retirement of treasury shares	—	—	138,348,719
Treasury shares at end of year	(15,444,011)	(13,325,898)	(12,723,592)
Change in Common Stock due to retirement of treasury shares	—	—	(138,348,719)
Net shares outstanding at end of year	206,109,014	208,227,127	208,829,433
In July 2018, our Board of Directors approved a $500,000 share repurchase authorization to repurchase shares of our Common Stock. As of December 31, 2021, $109,983 remained available for repurchases of our Common Stock under this program. In May 2021, our Board of Directors approved an additional $500,000 share repurchase authorization. This program is to commence after the existing 2018 authorization is completed and is to be utilized at management’s discretion. We are authorized to purchase our outstanding shares in open market and privately negotiated transactions. The program has no expiration date and acquired shares of Common Stock will be held as treasury shares. Purchases under approved share repurchase authorizations are in addition to our practice of buying back shares sufficient to offset those issued under incentive compensation plans.
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
Hershey Trust Company
Hershey Trust Company, as trustee for the Milton Hershey School Trust (the “Trust”) and as direct owner of investment shares, held 95,400 shares of our Common Stock as of December 31, 2021. As trustee for the Trust, Hershey Trust Company held 60,612,012 shares of the Class B Common Stock as of December 31, 2021, and was entitled to cast approximately 81% of all of the votes entitled to be cast on matters requiring the vote of both classes of our common stock voting together. Hershey Trust Company, as trustee for the Trust, or any successor trustee, or Milton Hershey School, as appropriate, must approve any issuance of shares of Common Stock or other action that would result in it not continuing to have voting control of our Company.

In February 2022, the Company entered into a Stock Purchase Agreement with Hershey Trust Company, as trustee for the Trust, pursuant to which the Company purchased 1,000,000 shares of the Company’s Common Stock from the Trust at a price equal to $203.35 per share, for a total purchase price of $203,350.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 95

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
A roll-forward showing the 2021 activity relating to the noncontrolling interest follows:

Noncontrolling Interest
Balance, December 31, 2020	$3,531
Net gain attributable to noncontrolling interest	5,307
Divestiture of noncontrolling interest	(1,436)
Distributions to joint venture partner	(8,750)
Reclassification to accrued liabilities	(3,901)
Other comprehensive income - foreign currency translation adjustments	5,249
Balance, December 31, 2021	$—
During the fourth quarter of 2021, we obtained certain approvals and satisfied other conditions necessary to commence the distribution of sales proceeds attributable to the joint venture partner. A portion of the distribution was completed in 2021, and we expect the remaining distribution to be completed during 2022.
15. COMMITMENTS AND CONTINGENCIES
Purchase obligations
We enter into certain obligations for the purchase of raw materials. These obligations are primarily in the form of forward contracts for the purchase of raw materials from third-party brokers and dealers. These contracts minimize the effect of future price fluctuations by fixing the price of part or all of these purchase obligations. Total obligations consisted of fixed price contracts for the purchase of commodities and unpriced contracts that were valued using market prices as of December 31, 2021.
The cost of commodities associated with the unpriced contracts is variable as market prices change over future periods. We mitigate the variability of these costs to the extent that we have entered into commodities futures contracts or other commodity derivative instruments to hedge our costs for those periods. Increases or decreases in market prices are offset by gains or losses on commodities futures contracts or other commodity derivative instruments. Taking delivery of and making payments for the specific commodities for use in the manufacture of finished goods satisfies our obligations under the forward purchase contracts. For each of the three years in the period ended December 31, 2021, we satisfied these obligations by taking delivery of and making payment for the specific commodities.
As of December 31, 2021, we had entered into agreements for the purchase of raw materials with various suppliers. Subject to meeting our quality standards, the purchase obligations covered by these agreements were as follows as of December 31, 2021:

in millions	2022	2023	2024	2025	2026
Purchase obligations	$1,742.1	$405.5	$32.8	$12.5	$12.5
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 96

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)

Legal contingencies
On February 12, 2021, Issouf Coubaly, individually and on behalf of proposed class members, filed a complaint (Coubaly v. Nestlé U.S.A. et al., 1:21-cv-00386-DLF (D.D.C. Feb. 12, 2021)) in the District Court of the District of Columbia, seeking injunctive relief and unspecified damages for alleged violations of child labor and human trafficking laws under the Trafficking Victims Protection Reauthorization Act. The Company is among several defendants named in the suit. The Company believes that the suit is without merit and is defending vigorously against the suit.
In addition to the above-referenced matter, the Company is subject to certain legal proceedings and claims arising out of the ordinary course of our business, which cover a wide range of matters including trade regulation, product liability, advertising, contracts, environmental issues, patent and trademark matters, labor and employment matters, human and workplace rights matters and tax. While it is not feasible to predict or determine the outcome of such proceedings and claims with certainty, in our opinion these matters, both individually and in the aggregate, are not expected to have a material effect on our financial condition, results of operations or cash flows.
Collective Bargaining
As of December 31, 2021, the Company employed approximately 16,620 full-time and 2,370 part-time employees worldwide. Collective bargaining agreements covered approximately 6,235 employees, or approximately 33% of the Company’s employees worldwide. During 2022, agreements will be negotiated for certain employees at four facilities outside of the United States, comprising approximately 62% of total employees under collective bargaining agreements. We currently expect that we will be able to renegotiate such agreements on satisfactory terms when they expire.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 97

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
We compute basic and diluted earnings per share based on the weighted-average number of shares of Common Stock and Class B common stock outstanding as follows:

For the years ended December 31,	2021		2020		2019
	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock	Common Stock	Class B Common Stock
Basic earnings per share:
Numerator:
Allocation of distributed earnings (cash dividends paid)	$498,084	$187,903	$467,013	$173,719	$445,685	$164,627
Allocation of undistributed earnings	574,772	216,753	464,802	173,174	393,731	145,649
Total earnings—basic	$1,072,856	$404,656	$931,815	$346,893	$839,416	$310,276

Denominator (shares in thousands):
Total weighted-average shares—basic	146,120	60,614	147,832	60,614	148,841	60,614

Earnings Per Share—basic	$7.34	$6.68	$6.30	$5.72	$5.64	$5.12

Diluted earnings per share:
Numerator:
Allocation of total earnings used in basic computation	$1,072,856	$404,656	$931,815	$346,893	$839,416	$310,276
Reallocation of total earnings as a result of conversion of Class B common stock to Common stock	404,656	—	346,893	—	310,276	—
Reallocation of undistributed earnings	—	(1,098)	—	(822)	—	(886)
Total earnings—diluted	$1,477,512	$403,558	$1,278,708	$346,071	$1,149,692	$309,390

Denominator (shares in thousands):
Number of shares used in basic computation	146,120	60,614	147,832	60,614	148,841	60,614
Weighted-average effect of dilutive securities:
Conversion of Class B common stock to Common shares outstanding	60,614	—	60,614	—	60,614	—
Employee stock options	609	—	600	—	785	—
Performance and restricted stock units	415	—	368	—	462	—
Total weighted-average shares—diluted	207,758	60,614	209,414	60,614	210,702	60,614

Earnings Per Share—diluted	$7.11	$6.66	$6.11	$5.71	$5.46	$5.10
The earnings per share calculations for the years ended December 31, 2021, 2020 and 2019 excluded 43, 15 and 1,476 stock options (in thousands), respectively, that would have been antidilutive.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 98

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
17. OTHER (INCOME) EXPENSE, NET
Other (income) expense, net reports certain gains and losses associated with activities not directly related to our core operations. A summary of the components of other (income) expense, net is as follows:

For the years ended December 31,	2021	2020	2019
Write-down of equity investments in partnerships qualifying for historic and renewable energy tax credits (see Note 8)	$113,756	$125,579	$50,457
Non-service cost components of net periodic benefit cost relating to pension and other post-retirement benefit plans (see Note 11)	5,177	12,560	20,415
Other (income) expense, net	148	188	171
Total	$119,081	$138,327	$71,043

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 99

THE HERSHEY COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(amounts in thousands, except share data or if otherwise indicated)
18. SUPPLEMENTAL BALANCE SHEET INFORMATION
The components of certain Consolidated Balance Sheet accounts are as follows:

December 31,	2021	2020
Inventories:
Raw materials	$395,358	$388,600
Goods in process	110,008	104,841
Finished goods	649,082	645,664
Inventories at FIFO	1,154,448	1,139,105
Adjustment to LIFO	(165,937)	(174,898)
Total inventories	$988,511	$964,207

Prepaid expenses and other:
Prepaid expenses	$129,287	$95,669
Other current assets	127,678	158,809
Total prepaid expenses and other	$256,965	$254,478

Property, plant and equipment:
Land	$154,494	$131,513
Buildings	1,508,139	1,387,106
Machinery and equipment	3,443,500	3,169,754
Construction in progress	294,824	276,514
Property, plant and equipment, gross	5,400,957	4,964,887
Accumulated depreciation	(2,814,770)	(2,679,632)
Property, plant and equipment, net	$2,586,187	$2,285,255

Other non-current assets:
Pension	$71,618	$8,308
Capitalized software, net	260,656	187,673
Operating lease ROU assets	351,712	224,268
Investments in unconsolidated affiliates	93,089	52,351
Other non-current assets	91,128	83,287
Total other non-current assets	$868,203	$555,887

Accrued liabilities:
Payroll, compensation and benefits	$291,446	$237,342
Advertising, promotion and product allowances	305,050	309,537
Operating lease liabilities	36,292	36,578
Other	222,850	198,309
Total accrued liabilities	$855,638	$781,766

Other long-term liabilities:
Post-retirement benefits liabilities	$193,604	$223,507
Pension benefits liabilities	37,023	70,727
Operating lease liabilities	310,899	181,871
Other	245,532	207,329
Total other long-term liabilities	$787,058	$683,434

Accumulated other comprehensive loss:
Foreign currency translation adjustments	$(100,025)	$(98,525)
Pension and post-retirement benefit plans, net of tax	(116,381)	(194,205)
Cash flow hedges, net of tax	(32,809)	(45,352)
Total accumulated other comprehensive loss	$(249,215)	$(338,082)

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 100

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of December 31, 2021. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting
Management’s report on the Company’s internal control over financial reporting appears on the following page. During 2021, the Company acquired Lily’s (June 2021) and Dot’s and Pretzels (December 2021). Other than the ongoing integrations of the aforementioned acquisitions, there were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 101

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control–Integrated Framework (2013 edition). Based on this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.
Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lily’s Sweets, LLC, which was acquired on June 25, 2021; Dot’s Pretzels, LLC, which was acquired on December 13, 2021; or Pretzels Inc., which was acquired on December 14, 2021, all of which are included in the 2021 consolidated financial statements of the Company and constituted 17.1% of total assets as of December 31, 2021 and 0.9% of net sales for the year then ended. These exclusions are in accordance with the guidance issued by the U.S. Securities and Exchange Commission that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition.

The Company’s independent auditors have audited, and reported on, the Company’s internal control over financial reporting as of December 31, 2021.

Item 9B.     OTHER INFORMATION
None.

Item 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 102

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
Information regarding the identification of the Audit Committee as a separately-designated standing committee of the Board and information regarding the status of one or more members of the Audit Committee as an “audit committee financial expert” will be located in the Proxy Statement in the section entitled “Corporate Governance – Committees of the Board,” which information is incorporated herein by reference.
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
Information regarding all of the Company’s equity compensation plans will be located in the Proxy Statement in the section entitled “Compensation Committee Report – Equity Compensation Plan Information,” which information is incorporated herein by reference.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 103

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
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information regarding “Principal Accounting Fees and Services,” including the policy regarding pre-approval of audit and non-audit services performed by our Company’s independent auditors, will be located in the Proxy Statement in the section entitled “Information about Our Independent Auditors,” which information is incorporated herein by reference.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 104

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Item 15(a)(1): Financial Statements
The audited consolidated financial statements of The Hershey Company and its subsidiaries and the Report of Independent Registered Public Accounting Firm thereon, as required to be filed, are located under Item 8 of this Annual Report on Form 10-K.
Item 15(a)(2): Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts for The Hershey Company and its subsidiaries for the years ended December 31, 2021, 2020 and 2019 is filed as part of this Annual Report on Form 10-K as required by Item 15(c).
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

4.1
The Company has issued certain long-term debt instruments, no one class of which creates indebtedness exceeding 10% of the total assets of the Company and its subsidiaries on a consolidated basis. These classes consist of the following:

1) 2.625% Notes due 2023
2) 3.375% Notes due 2023
3) 2.050% Notes due 2024
4) 0.900% Notes due 2025
5) 3.200% Notes due 2025
6) 2.300% Notes due 2026
7) 7.200% Debentures due 2027
8) 2.450% Notes due 2029
9) 1.700% Notes due 2030
10) 3.375% Notes due 2046
11) 3.125% Notes due 2049
12) 2.650% Notes due 2050
13) Other Obligations
The Company undertakes to furnish copies of the agreements governing these debt instruments to the Securities and Exchange Commission upon its request.
4.2	The Company’s Description of Common Stock and Class B Common Stock registered under Section 12 of the Exchange Act.*
10.1(a)
Kit Kat® and Rolo® License Agreement (the “License Agreement”) between the Company and Rowntree Mackintosh Confectionery Limited is incorporated by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1980.#

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 105

10.1(b)	Amendment to the License Agreement is incorporated by reference from Exhibit 19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1988.#
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

10.8
The Company’s Equity and Incentive Compensation Plan, amended and restated February 22, 2011, and approved by our stockholders on April 28, 2011, is incorporated by reference from Appendix B to the Company’s proxy statement filed March 15, 2011.+

10.9(a)
Form of Notice of Award of Restricted Stock Units (February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.9(b)
Form of Notice of Award of Restricted Stock Units (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.9(c)
Form of Notice of Award of Restricted Stock Units (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.9(d)
Form of Notice of Award of Restricted Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.9(e)
Form of Notice of Award of Restricted Stock Units (3-year vest, effective February 23, 2021) is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.10(a)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 17, 2016.+

10.10(b)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.2(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.10(c)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 106

10.10(d)
Form of Notice of Special Award of Restricted Stock Units (pro-rata vest, effective February 23, 2021) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.10(e)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.10(f)
Form of Notice of Special Award of Restricted Stock Units (3-year cliff vest, effective February 26, 2019) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.11(a)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (pre-February 15, 2016 version) is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 24, 2012.+

10.11(b)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.12(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.11(c)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.11(d)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.11(e)
Terms and Conditions of Nonqualified Stock Option Awards under the Equity and Incentive Compensation Plan (effective February 23, 2021) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.12(a)
Form of Notice of Award of Performance Stock Units (February 15, 2016 - February 21, 2017 version) is incorporated by reference from Exhibit 10.13(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.12(b)
Form of Notice of Award of Performance Stock Units (February 22, 2017 - February 25, 2019 version) is incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017.+

10.12(c)
Form of Notice of Award of Performance Stock Units (February 26, 2019 - February 22, 2021 version) is incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.+

10.12(d)
Form of Notice of Award of Performance Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.13(a)
Form of Notice of Special Award of Performance Stock Units (February 22, 2017 - February 22, 2021 version) is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 5, 2017.+

10.13(b)
Form of Notice of Special Award of Performance Stock Units (effective February 23, 2021) is incorporated by reference from Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021.+

10.14	The Long-Term Incentive Program Participation Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 18, 2005.+
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

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 107

10.19	The Company’ s Executive Benefits Protection Plan (Group 3), Amended and Restated as of June 27, 2012, is incorporated by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.+
10.20(a)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of February 18, 2013, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.+

10.20(b)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of October 10, 2016, is incorporated by reference from Exhibit 10.21(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.+

10.20(c)
Employee Confidentiality and Restrictive Covenant Agreement, amended as of September 8, 2021, is incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 4, 2021.+

10.21
Executive Employment Agreement, effective as of March 1, 2017, by and between the Company and Michele G. Buck is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed February 24, 2017.+

10.22
The Company’s Directors’ Compensation Plan, Amended and Restated as of December 2, 2008, is incorporated by reference from Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.+

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Michele G. Buck, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Steven E. Voskuil, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Michele G. Buck, Chief Executive Officer, and Steven E. Voskuil, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith
**	Furnished herewith
+	Management contract, compensatory plan or arrangement
#	Pursuant to Instruction 1 to Regulation S-T Rule 105(d), no hyperlink is required for any exhibit incorporated by reference that has not been filed with the SEC in electronic format

Item 16.     FORM 10-K SUMMARY
None.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 108

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of February, 2022.

THE HERSHEY COMPANY
(Registrant)

By:	/s/ STEVEN E. VOSKUIL
Steven E. Voskuil
Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title	Date

/s/ MICHELE G. BUCK	Chairman of the Board, President and Chief Executive Officer	February 18, 2022
Michele G. Buck	(Principal Executive Officer)

/s/ STEVEN E. VOSKUIL	Senior Vice President, Chief Financial Officer	February 18, 2022
Steven E. Voskuil	(Principal Financial Officer)

/s/ JENNIFER L. MCCALMAN	Vice President, Chief Accounting Officer	February 18, 2022
Jennifer L. McCalman	(Principal Accounting Officer)

/s/ ANTHONY J. PALMER	Lead Independent Director	February 18, 2022
Anthony J. Palmer

/s/ PAMELA M. ARWAY	Director	February 18, 2022
Pamela M. Arway

/s/ JAMES W. BROWN	Director	February 18, 2022
James W. Brown

/s/ VICTOR L. CRAWFORD	Director	February 18, 2022
Victor L. Crawford

/s/ ROBERT M. DUTKOWSKY	Director	February 18, 2022
Robert M. Dutkowsky

/s/ MARY KAY HABEN	Director	February 18, 2022
Mary Kay Haben

/s/ JAMES C. KATZMAN	Director	February 18, 2022
James C. Katzman

/s/ M. DIANE KOKEN	Director	February 18, 2022
M. Diane Koken

/s/ ROBERT M. MALCOLM	Director	February 18, 2022
Robert M. Malcolm

/s/ JUAN R. PEREZ	Director	February 18, 2022
Juan R. Perez

/s/ WENDY L. SCHOPPERT	Director	February 18, 2022
Wendy L. Schoppert

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 109

THE HERSHEY COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2021, 2020 and 2019

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions from Reserves	Balance at End of Period
In thousands of dollars

For the year ended December 31, 2021
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,975	$198,608	$—	$(194,746)	$28,837
Valuation allowance on net deferred taxes (b)	193,310	9,759	—	(18,173)	184,896
Inventory obsolescence reserve (c)	17,703	27,657	—	(25,888)	19,472
Total allowances deducted from assets	$235,988	$236,024	$—	$(238,807)	$233,205

For the year ended December 31, 2020
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,966	$180,764	$—	$(180,755)	$24,975
Valuation allowance on net deferred taxes (b)	206,743	2,603	—	(16,036)	193,310
Inventory obsolescence reserve (c)	22,049	27,162	—	(31,508)	17,703
Total allowances deducted from assets	$253,758	$210,529	$—	$(228,299)	$235,988

For the year ended December 31, 2019
Allowances deducted from assets
Accounts receivable—trade, net (a)	$24,610	$159,140	$—	$(158,784)	$24,966
Valuation allowance on net deferred taxes (b)	239,959	(26,270)	—	(6,946)	206,743
Inventory obsolescence reserve (c)	20,136	27,157	—	(25,244)	22,049
Total allowances deducted from assets	$284,705	$160,027	$—	$(190,974)	$253,758

(a) Includes allowances for doubtful accounts, anticipated discounts and write-offs of uncollectible accounts receivable.
(b) Includes adjustments to the valuation allowance for deferred tax assets that we do not expect to realize, as well as the release of valuation allowances.
(c) Includes adjustments to the inventory reserve, transfers, disposals and write-offs of obsolete inventory.

Table of Contents	The Hershey Company | 2021 Form 10-K | Page 110